Form 10-Q
period 2001-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2001-11-19
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ------------------


                         Commission file number 1-16725



                         PRINCIPAL FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     42-1520346
   (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification Number)

                               ------------------


                     711 High Street, Des Moines, Iowa 50392
                    (Address of principal executive offices)

                                 (515) 247-5111
              (Registrant's telephone number, including area code)

                               ------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding on November 15, 2001, was 375,314,377.


                         PRINCIPAL FINANCIAL GROUP, INC.
                 (SUCCESSOR TO PRINCIPAL MUTUAL HOLDING COMPANY)
                                TABLE OF CONTENTS


                                                                                                 Page
Part I - FINANCIAL INFORMATION
   Item 1. Financial Statements
            Consolidated Statements of Financial Position at September 30, 2001 (Unaudited)
                and December 31, 2000.......................................................      3
            Unaudited Consolidated Statements of Operations for the three and nine months
                ended September 30, 2001 and 2000...........................................      4
            Unaudited Consolidated Statements of Equity for the nine months ended
                September 30, 2001 and 2000.................................................      5
            Unaudited Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2001 and 2000.................................................      6
            Notes to Unaudited Consolidated Financial Statements............................      8
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations......................................................................     22
   Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................     69

Part II - OTHER INFORMATION
   Item 1. Legal Proceedings................................................................     75
   Item 2. Changes in Securities and Use of Proceeds........................................     75
   Item 6. Exhibits and Reports on Form 8-K.................................................     76
   Signature................................................................................     77

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Principal Financial Group, Inc.
                  Consolidated Statements of Financial Position

                                                                               September 30,        December 31,
                                                                                    2001               2000
                                                                             ------------------  ------------------
                                                                                 (Unaudited)          (Note 1)
                                                                                         (in millions)
Assets
Investments:
  Fixed maturities, available-for-sale...................................        $30,402.1            $26,839.9
  Equity securities, available-for-sale..................................            764.3                742.9
  Mortgage loans.........................................................         11,409.8             11,492.7
  Real estate............................................................          1,147.4              1,400.5
  Policy loans...........................................................            826.0                803.6
  Other investments......................................................            970.8                811.0
                                                                             ------------------  ------------------
       Total investments.................................................         45,520.4             42,090.6

Cash and cash equivalents................................................            231.1                926.6
Accrued investment income................................................            585.5                530.8
Premiums due and other receivables.......................................            553.8                505.7
Deferred policy acquisition costs........................................          1,292.1              1,333.3
Property and equipment...................................................            508.4                507.0
Goodwill and other intangibles...........................................          1,200.8              1,375.9
Mortgage loan servicing rights...........................................          1,481.8              1,084.4
Separate account assets..................................................         31,286.4             34,916.2
Other assets.............................................................          1,294.9              1,134.4
                                                                             ------------------  ------------------
       Total assets......................................................        $83,955.2            $84,404.9
                                                                             ==================  ==================

Liabilities
Contractholder funds.....................................................        $25,009.6            $24,300.2
Future policy benefits and claims........................................         13,930.8             13,346.0
Other policyholder funds.................................................            609.0                597.4
Short-term debt..........................................................            713.8                459.5
Long-term debt...........................................................          1,383.5              1,336.5
Income taxes currently payable...........................................              5.1                108.4
Deferred income taxes....................................................            914.9                487.4
Separate account liabilities.............................................         31,286.4             34,916.2
Other liabilities........................................................          3,283.1              2,600.8
                                                                             ------------------  ------------------
       Total liabilities.................................................         77,136.2             78,152.4

Equity
Retained earnings........................................................          6,652.7              6,312.5
Accumulated other comprehensive income (loss):
  Net unrealized gains (losses) on available-for-sale securities and
     derivative instruments..............................................            472.5                129.9
  Net foreign currency translation adjustment............................           (306.2)              (189.9)
                                                                             ------------------  ------------------
       Total equity......................................................          6,819.0              6,252.5
                                                                             ------------------  ------------------
       Total liabilities and equity......................................        $83,955.2            $84,404.9
                                                                             ==================  ==================

See accompanying notes.

                        Principal Financial Group, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                For the three months ended            For the nine months ended
                                                      September 30,                         September 30,
                                             ---------------------------------    ---------------------------------
                                                  2001               2000              2001                2000
                                             --------------     --------------    --------------     --------------
                                                             (in millions, except per share amounts)
Revenues
Premiums and other considerations.......        $1,255.0           $  910.5          $3,210.3           $2,903.2
Fees and other revenues.................           453.2              414.5           1,309.5            1,197.7
Net investment income...................           829.1              777.9           2,515.1            2,336.0
Net realized capital gains (losses).....           (80.8)              20.9            (257.7)              52.4
                                             --------------     --------------    --------------     --------------
      Total revenues....................         2,456.5            2,123.8           6,777.2            6,489.3

Expenses
Benefits, claims and settlement
  expenses..............................         1,597.3            1,193.7           4,236.5            3,824.8
Dividends to policyholders..............            79.1               75.8             241.2              231.6
Operating expenses......................           631.5              625.2           1,859.7            1,853.2
                                             --------------     --------------    --------------     --------------
      Total expenses....................         2,307.9            1,894.7           6,337.4            5,909.6
                                             --------------     --------------    --------------     --------------

Income before income taxes and
  cumulative effect of accounting
  change................................           148.6              229.1             439.8              579.7

Income taxes............................            32.8               55.2              88.9              160.5
                                             --------------     --------------    --------------     --------------
Income before cumulative effect of
  accounting change.....................           115.8              173.9             350.9              419.2
Cumulative effect of accounting change,
  net of related income taxes...........             -                  -               (10.7)               -
                                             --------------     --------------    --------------     --------------

Net income..............................        $  115.8           $  173.9          $  340.2           $  419.2
                                             ==============     ==============    ==============     ==============

Pro forma Earnings Per Common Share:
Basic earnings per common share:
  Income before cumulative effect
    of accounting change................        $    0.32                            $    0.97
  Cumulative effect of accounting
    change..............................             -                                   (0.03)
                                             --------------                       --------------
  Net income............................        $    0.32                            $    0.94
                                             ==============                       ==============

Diluted earnings per common share:
  Income before cumulative effect ......
    of accounting change................        $    0.32                            $    0.97
  Cumulative effect of accounting
    change..............................             -                                   (0.03)
                                             --------------                       --------------
  Net income............................        $    0.32                            $    0.94
                                             ==============                       ==============

The pro forma earnings per common share information above gives effect to the Demutualization and Initial Public Offering described in Note 7.

See accompanying notes.


                        Principal Financial Group, Inc.
                        Consolidated Statements of Equity
                                   (Unaudited)

                                                                          Net Unrealized
                                                                         Gains (Losses) on
                                                                        Available-for-Sale     Net Foreign
                                                                          Securities and        Currency
                                                           Retained         Derivative         Translation
                                                           Earnings         Instruments        Adjustment      Total Equity
                                                        --------------  ------------------  ----------------  --------------
                                                                                   (in millions)
Balances at January 1, 2000......................          $5,692.3          $(79.1)            $ (60.3)         $5,552.9
Comprehensive income:
  Net income.....................................             419.2             -                   -               419.2
  Net change in unrealized gains and losses on fixed
    maturities, available-for-sale...............               -             342.9                 -               342.9
  Net change in unrealized gains and losses on equity
    securities, available-for-sale, including seed
    money in separate accounts...................               -            (180.0)                -              (180.0)
  Adjustments for assumed changes in amortization
    patterns:
    Deferred policy acquisition costs............               -             (58.6)                -               (58.6)
    Unearned revenue reserves....................               -               9.2                 -                 9.2
  Net change in unrealized gains and losses on
    derivative instruments.......................               -             (22.0)                -               (22.0)
  Provision for deferred income taxes............               -             (41.5)                -               (41.5)
  Change in net foreign currency translation
    adjustment...................................               -               -                (129.5)           (129.5)
                                                                                                              --------------
Comprehensive income.............................                                                                   339.7
                                                        --------------  ------------------  ----------------  --------------
Balances at September 30, 2000...................          $6,111.5          $(29.1)            $(189.8)         $5,892.6
                                                        ==============  ==================  ================  ==============

Balances at January 1, 2001......................          $6,312.5          $129.9             $(189.9)         $6,252.5
Comprehensive income:
  Net income.....................................             340.2             -                   -               340.2
  Net change in unrealized gains and losses on fixed
    maturities, available-for-sale...............               -             731.8                 -               731.8
  Net change in unrealized gains and losses on equity
    securities, available-for-sale, including seed
    money in separate accounts...................               -             (34.9)                -               (34.9)
  Adjustments for assumed changes in amortization
    patterns:
    Deferred policy acquisition costs............               -             (99.8)                -               (99.8)
    Unearned revenue reserves....................               -               6.2                 -                 6.2
  Net change in unrealized gains and losses on
    derivative instruments.......................               -             (53.2)                -               (53.2)
  Net change in unrealized gains and losses on
    policyholder dividend obligation.............               -              (8.8)                -                (8.8)
  Provision for deferred income taxes............               -            (195.6)                -              (195.6)
  Change in net foreign currency translation
    adjustment...................................               -               -                (105.2)           (105.2)
  Cumulative effect of accounting change, net of
    related income taxes.........................               -              (3.1)              (11.1)            (14.2)
                                                                                                              --------------
Comprehensive income.............................                                                                   566.5
                                                        --------------  ------------------  ----------------  --------------
Balances at September 30, 2001...................          $6,652.7          $472.5             $(306.2)         $6,819.0
                                                        ==============  ==================  ================  ==============

See accompanying notes.


                         Principal Financial Group, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        For the nine months ended
                                                                              September 30,
                                                                   -----------------------------------
                                                                         2001               2000
                                                                   ---------------     ---------------
                                                                               (in millions)
Operating activities
Net income.....................................................      $     340.2         $     419.2
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Cumulative effect of accounting change, net of related
     income taxes..............................................             10.7                 -
   Amortization of deferred policy acquisition costs...........            130.8               170.2
   Additions to deferred policy acquisition costs..............           (191.4)             (202.9)
   Accrued investment income...................................            (57.3)              (21.6)
   Premiums due and other receivables..........................            (39.6)               (9.4)
   Contractholder and policyholder liabilities and dividends...          1,614.6               750.3
   Current and deferred income taxes...........................             20.9                 0.8
   Net realized capital (gains) losses.........................            257.7               (52.4)
   Depreciation and amortization expense.......................            110.1               113.5
   Amortization and impairment/recovery of mortgage loan
     servicing rights..........................................            232.8               118.1
   Other.......................................................            378.5                36.6
                                                                   ---------------     ---------------
Net adjustments................................................          2,467.8               903.2
                                                                   ---------------     ---------------
Net cash provided by operating activities......................          2,808.0             1,322.4

Investing activities
Available-for-sale securities:
   Purchases...................................................        (10,814.9)           (8,816.2)
   Sales.......................................................          4,157.3             5,707.7
   Maturities..................................................          3,457.2             2,056.0
Mortgage loans acquired or originated..........................        (27,931.2)           (7,327.5)
Mortgage loans sold or repaid..................................         28,011.9             7,997.9
Net change in mortgage loan servicing rights...................           (621.4)              (89.4)
Real estate acquired...........................................           (228.9)             (251.0)
Real estate sold...............................................            535.9               422.1
Net change in property and equipment...........................            (56.7)              (33.3)
Net proceeds from sales of subsidiaries........................             (7.9)                -
Purchases of interests in subsidiaries, net of cash acquired...             (4.2)              (37.4)
Net change in other investments................................           (187.5)              108.0
                                                                   -----------------------------------
Net cash used in investing activities..........................         (3,690.4)             (263.1)


                         Principal Financial Group, Inc.
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                       For the nine months ended
                                                                             September 30,
                                                                   -----------------------------------
                                                                        2001                2000
                                                                   ---------------     ---------------
                                                                             (in millions)
Financing activities
Issuance of debt............................................         $    157.0          $     78.8
Principal repayments of debt................................             (110.0)              (59.1)
Proceeds of short-term borrowings...........................            6,391.1             2,277.9
Repayment of short-term borrowings..........................           (6,136.8)           (2,184.0)
Investment contract deposits................................            4,192.8             2,832.3
Investment contract withdrawals.............................           (4,307.2)           (3,726.4)
                                                                   ---------------     ---------------
Net cash provided by (used in) financing activities.........              186.9              (780.5)
                                                                   ---------------     ---------------

Net increase (decrease) in cash and cash equivalents........             (695.5)              278.8

Cash and cash equivalents at beginning of period............              926.6               569.5
                                                                   ---------------     ---------------
Cash and cash equivalents at end of period..................         $    231.1          $    848.3
                                                                   ===============     ===============

See accompanying notes.

                         Principal Financial Group, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


1.   Nature of Operations and Summary of Significant Accounting Policies

Description of Business

Principal Financial Group, Inc. and its consolidated subsidiaries (the "Company"), the successor to Principal Mutual Holding Company, is a diversified financial services organization engaged in promoting retirement savings, investment and insurance products and services in the United States and in selected international markets. In addition, the Company offers residential mortgage loan origination and servicing in the United States.

Effective October 26, 2001, the Company completed an initial public offering ("IPO") made in connection with the conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company. See Note 7
- Subsequent Events, for a description of the demutualization and the IPO.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These interim unaudited consolidated financial statements should be read in conjunction with the Company's annual financial statements as of December 31, 2000, included in the Company's Form S-1 Registration Statement as filed with the United States Securities and Exchange Commission. The accompanying consolidated statement of financial position at December 31, 2000, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Reclassifications have been made to the December 31, 2000, and September 30, 2000, financial statements to conform to the September 30, 2001, presentation.

Accounting Changes

On July 20, 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which dramatically change the accounting for business combinations, goodwill and other intangible assets. These Statements were effective July 1, 2001, for any business combinations entered into subsequent to June 30, 2001. SFAS 142, which will become effective January 1, 2002, for the Company's business combinations entered into prior to June 30, 2001, adopts a nonamortization, impairment-only model for the Company's goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology (fair value based on discounted cash flows) for measuring and recognizing impairment losses.

The Company continues to study the impact the new Statements will have on its consolidated financial statements, particularly with regard to intangibles resulting from our 1999 acquisition of BT Financial Group. To determine fair value at January 1, 2002 (date of adoption), the new impairment methodology requires consideration of many variables that are difficult to predict at this time. If it is determined that economic conditions and the business environment at adoption of the new standard warrant recognition of intangible asset impairment, it is possible the Company could recognize an impairment material to net income. Such impairment will be treated as a cumulative effect of a change in accounting principle.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

1.   Nature  of  Operations  and  Summary  of  Significant  Accounting  Policies
     (continued)

The Company's policy, under existing GAAP guidance, for measuring impairment of goodwill and other intangibles is based on undiscounted cash flows and has not resulted in an indicated impairment.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 1999, Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued deferring the effective date of SFAS 133 by one year. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133, which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

As amended, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as one of the following:

(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;
(b)  a hedge of the exposure to variable cash flows of a forecasted transaction;
     or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction.

The Company's accounting for the ongoing changes in fair value of a derivative depends on the intended use of the derivative and the designation as described above and is determined when the derivative contract is entered into.

For derivatives hedging the exposure to changes in fair value of a recognized asset or liability, the change in fair value of the derivative is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item attributable to the risk being hedged. The effect of such accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

For derivatives hedging the exposure to variable cash flows, the effective portion of the derivative's change in fair value is initially deferred and reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction occurs and is recognized in earnings. The ineffective portion of the change in fair value is reported in earnings in the period of change.

The Company currently does not hedge the foreign currency exposure of a net investment in a foreign operation.

For derivatives hedging the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security, the change in fair value of the derivative is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item attributable to the risk being hedged. The effect of such accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

For derivatives hedging the foreign currency exposure of a foreign-currency-denominated forecasted transaction, the change in fair value is initially deferred and reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction occurs and is recognized in earnings. The ineffective portion of the change in fair value is reported in earnings in the period of change.

For derivatives not designated as a hedging instrument, the change in fair value is recognized in earnings in the period of change.

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

1.   Nature  of  Operations  and  Summary  of  Significant  Accounting  Policies
     (continued)

At January 1, 2001, the Company's consolidated financial statements were adjusted to record a cumulative effect of adopting SFAS 133, as follows (in millions):

                                                                               Accumulated other
                                                                                 comprehensive
                                                               Net income            income
                                                              ------------    -------------------
Adjustment to fair value of derivative contracts (1)....       $  (16.4)            $  (15.8)
Income tax impact.......................................            5.7                  1.6
                                                              ------------    -------------------

Total...................................................       $  (10.7)            $  (14.2)
                                                              ============    ===================

---------------------------------

(1)  Amount presented is net of adjustment to hedged item.

Derivatives and Hedging Instruments

Overview

The Company's derivatives are generally held for purposes other than trading and are primarily used to hedge or reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. Additionally, derivatives are used to change the characteristics of the Company's asset/liability mix consistent with the Company's risk management activities.

The Company's risk of loss is typically limited to the fair value of its derivative instruments and not to the notional or contractual amounts of these derivatives. Risk arises from changes in the fair value of the underlying instruments. The Company is also exposed to credit losses in the event of nonperformance of the counterparties. The Company's current credit exposure is limited to the value of derivatives that have become favorable to the Company. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings and by establishing and monitoring exposure limits.

The net interest effect of interest rate and currency swap transactions is recorded as an adjustment to net investment income or interest expense, as appropriate, over the periods covered by the agreements. The cost of derivative instruments related to residential mortgage loan servicing rights is included in the basis of the underlying assets which are marked-to-market and reported in fees and other revenue in the consolidated statement of operations. The cost of other derivative contracts is amortized over the life of the contracts and classified with the results of the underlying hedged item.

Hedge accounting is used for derivatives that are specifically designated in advance as hedges and that reduce the Company's exposure to an indicated risk by having a high correlation between changes in the value of the derivatives and the item being hedged at both the inception of the hedge and throughout the hedge period. Should such criteria not be met or if the hedged items are sold, terminated or matured, the changes in value of the derivatives are included in net income.

The fair value of derivative instruments, identified as hedges and classified as assets at September 30, 2001, was $456.1 million. Of this amount, the fair value of derivatives related to investment hedges was $82.3 million and was reported with other invested assets on the consolidated statement of financial position. The fair value of derivatives related to residential mortgage loan servicing rights and residential mortgage loans was $227.8 million and the fair value of

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

1.   Nature  of  Operations  and  Summary  of  Significant  Accounting  Policies
     (continued)

derivatives related to debt serviced by Australian dollars was $146.0 million. Both are reported with other assets on the consolidated statement of financial position. The fair value of derivative instruments classified as liabilities at September 30, 2001, was $542.7 million and was reported with other liabilities on the consolidated statement of financial position.

Fair Value Hedges

The Company uses fixed-to-floating rate interest rate swaps to more closely align the interest rate characteristics of certain assets and liabilities. In general, these swaps are used in asset and liability management to modify duration.

The Company also enters into currency exchange swap agreements to convert certain foreign denominated assets and liabilities into U.S. dollar floating-rate denominated instruments to eliminate the exposure to future currency volatility on those items.

For the nine months ended September 30, 2001, the Company recognized a pre-tax net gain of $40.6 million related to the ineffective portion of its fair value hedges. This net gain includes a net gain of $100.0 million related to the ineffective portion of its fair value residential mortgage loan servicing hedges and a net loss of $47.1 million related to the change in the value of the residential mortgage loan servicing hedges that was excluded from the assessment of hedge effectiveness. The net gain on residential mortgage loan servicing hedges was offset by amortization and an impairment of residential mortgage loan servicing rights. The net gain, amortization and impairment of mortgage loan servicing rights were reported with other expenses on the consolidated statement of operations. The net gain also includes a net loss of $12.3 million related to investment hedges and was reported with net realized capital gains on the consolidated statement of operations.

Cash Flow Hedges

The Company also utilizes floating-to-fixed rate interest rate swaps to match cash flows.

The Company enters into currency exchange swap agreements to convert both principal and interest payments of certain foreign denominated assets and liabilities into U.S. dollar denominated fixed-rate instruments to eliminate the exposure to future currency volatility on those items.

For the nine months ended September 30, 2001, the Company recognized a $34.6 million after-tax decrease in value related to cash flow hedges in accumulated other comprehensive income. During this time period, none of the Company's cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. The Company has not reclassified amounts from accumulated comprehensive income into earnings over the past nine months, and it does not expect to reclassify any amounts in the next twelve months.

In most cases, zero hedge ineffectiveness for cash flow hedges is assumed because the derivative instrument was constructed such that all terms of the derivative match the hedged risk in the hedged item. As a result, the Company has recognized an immaterial amount in earnings due to cash flow hedge ineffectiveness.

The transition adjustment for the adoption of SFAS 133 resulted in a decrease to other comprehensive income of $36.9 million ($24.0 million after tax) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. For the nine months ended September 30, 2001, $53.2 million ($34.6 million after-tax) of loss representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges was added to accumulated other comprehensive income resulting in an ending balance of $(90.1) million ($(58.6) million after-tax) at September 30, 2001.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

1.   Nature  of  Operations  and  Summary  of  Significant  Accounting  Policies
     (continued)

Derivatives Not Designated as Hedging Instruments

The Company attempts to match the timing of when interest rates are committed on insurance products, residential mortgage loans, and other new investments. However, timing differences may occur and can expose the Company to fluctuating interest rates. To offset this risk, the Company uses mortgage-backed forwards, over-the-counter options on mortgage-backed securities, U.S. Treasury futures contracts, options on Treasury futures, Treasury rate guarantees, and interest rate floors to economically hedge anticipated transactions and to manage interest rate risk. Futures contracts are marked-to-market value and settled daily, which minimizes the counterparty risk. Forward contracts are marked-to-market no less than quarterly.

Occasionally, the Company will sell a callable investment-type contract and may use interest rate swaptions or similar instruments to transform the callable liability into a fixed term liability. In addition, the Company may sell an investment-type contract with attributes tied to market indices in which case the Company writes an equity call option to convert the overall contract into a fixed rate liability, essentially eliminating the equity component altogether.

Although the above mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under SFAS 133. As such, periodic changes in the market value of these instruments flow directly into net income. As of September 30, 2001, the impact to net income as a result of derivatives not receiving hedge accounting was $2.4 million.

2.   Segment Information

The Company provides financial products and services through the following operating segments: U.S. Asset Management and Accumulation, International Asset Management and Accumulation, Life and Health Insurance and Mortgage Banking. In addition, there is a Corporate and Other segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

The U.S. Asset Management and Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals and provides asset management services to the Company's asset accumulation business, the life and health insurance operations and third-party clients.

The International Asset Management and Accumulation segment provides asset management products and services to retail clients in Australia and institutional clients throughout the world and provides life insurance and retirement and related financial products and services primarily to businesses, their employees and other individuals principally in Australia, Chile, Brazil, New Zealand, Mexico, India, Japan, Argentina and Hong Kong.

The Life and Health Insurance segment provides individual life and disability insurance to the owners and employees of businesses and other individuals in the United States and provides group life and health insurance to businesses in the United States.

The Mortgage Banking segment originates and services residential mortgage loan products for customers primarily in the United States.

The Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect financing activities for the Company, income on capital not allocated to other segments, intercompany eliminations, and non-recurring or other income or expenses not allocated to the segments based on review of the nature of such items.

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

2.   Segment Information (continued)

The Company evaluates segment performance on segment operating earnings, which excludes the effect of net realized capital gains and losses, as adjusted, and non-recurring events and transactions. Net realized capital gains, as adjusted, are net of tax, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and net realized capital gains credited to customers. Segment operating revenues exclude net realized capital gains and their impact on recognition of front-end fee revenues. Segment operating earnings are determined by adjusting GAAP net income for net realized capital gains and losses, as adjusted, and non-recurring items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of the Company's results of operations by highlighting earnings attributable to the normal, recurring operations of the business. However, segment operating earnings are not a substitute for net income determined in accordance with GAAP.

For the three months ended September 30, 2001, the Company excluded a $4.1 million non-recurring item, net of tax, from net income for the presentation of operating earnings. The non-recurring item represented the negative effect of expenses related to our demutualization.

For the three months ended September 30, 2000, the Company excluded a $1.9 million non-recurring item, net of tax, from net income for the presentation of operating earnings. The non-recurring item represented the negative effect of expenses related to our demutualization.

For the nine months ended September 30, 2001, the Company excluded $35.5 million of non-recurring items, net of tax, from net income for the presentation of operating earnings. The non-recurring items included the negative effects of:
(a) expenses related to our demutualization ($18.9 million); (b) a cumulative effect of change in accounting principle related to our implementation of SFAS 133 ($10.7 million); and (c) an increase to our loss contingency reserve established for sales practices litigation ($5.9 million).

For the nine months ended September 30, 2000, the Company excluded $77.7 million of non-recurring items, net of tax, from net income for the presentation of operating earnings. The non-recurring items included the negative effects of:
(a) an increase to our loss contingency reserve established for sales practices litigation ($75.0 million), and (b) expenses related to our demutualization ($2.7 million).

The accounting policies of the segments are similar to those of the Company, with the exception of capital allocation. The Company allocates capital to its segments based upon an internal capital model that allows management to more effectively manage the Company's capital.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

2.   Segment Information (continued)

The following table summarizes selected financial information by segment as of or for the three months ended September 30 and reconciles segment totals to those reported in the consolidated financial statements (in millions):

                                           International
                          U.S. Asset           Asset
                          Management        Management       Life and
                              and               and           Health         Mortgage      Corporate
                         Accumulation      Accumulation      Insurance       Banking       and Other      Consolidated
                        --------------    --------------    -----------    -----------    -----------    --------------
2001
Revenues:
  Operating revenues...   $ 1,065.5         $   276.6        $   970.3       $  207.7      $   16.4         $ 2,536.5
  Net realized capital
    losses, including
    recognition of
    front-end fee
    revenues...........       (46.4)             (5.9)            (7.6)           -           (20.1)            (80.0)
                        --------------    --------------    -----------    -----------    -----------    --------------
Revenues...............   $ 1,019.1         $   270.7        $   962.7       $  207.7      $   (3.7)        $ 2,456.5
                        ==============    ==============    ===========    ===========    ===========    ==============

Net income:
  Operating earnings
    (loss).............   $    82.5         $    (2.0)       $    60.7       $   26.5      $   (2.6)        $   165.1
  Net realized capital
    gains (losses), as
    adjusted...........       (28.6)              0.9             (4.3)           -           (13.2)            (45.2)
  Non-recurring items..         -                 -                -              -            (4.1)             (4.1)
                        --------------    --------------    -----------    -----------    -----------    --------------
Net income (loss)......   $    53.9         $    (1.1)       $    56.4       $   26.5      $  (19.9)        $   115.8
                        ==============    ==============    ===========    ===========    ===========    ==============

Assets.................   $64,571.9         $ 4,995.2        $10,817.1       $2,339.8      $1,231.2         $83,955.2
                        ==============    ==============    ===========    ===========    ===========    ==============
Other segment data:
  Revenues from
    external customers    $   996.4         $   270.4        $   963.5       $  207.7      $   18.5         $ 2,456.5
  Intersegment
    revenues...........        22.7               0.3             (0.8)           -           (22.2)              -
  Interest expense.....         0.7               -               (1.6)           -            18.6              17.7
  Income tax expense
    (benefit)..........        (2.6)            (10.9)            28.1           20.4          (2.2)             32.8
  Amortization of
    goodwill and
    other
    intangibles........         0.4              10.8              1.1            0.2          (0.3)             12.2

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

2.   Segment Information (continued)


                                           International
                          U.S. Asset           Asset
                          Management        Management       Life and
                              and               and           Health        Mortgage       Corporate
                         Accumulation      Accumulation      Insurance       Banking       and Other      Consolidated
                        --------------    --------------    -----------    -----------    -----------    --------------
2000
Revenues:
  Operating revenues...   $   830.5         $   163.6        $ 1,004.5       $   90.4      $   13.9         $ 2,102.9
  Net realized capital
    gains (losses),
    including
    recognition of
    front-end fee
    revenues...........         4.4               1.4             (0.8)           -            15.9              20.9
                        --------------    --------------    -----------    -----------    -----------    --------------
Revenues...............   $   834.9         $   165.0        $ 1,003.7       $   90.4      $   29.8         $ 2,123.8
                        ==============    ==============    ===========    ===========    ===========    ==============

Net income:
  Operating earnings
    (loss).............   $    89.0         $    (1.6)       $    53.6       $    7.2      $   15.1         $   163.3
  Net realized capital
    gains (losses), as
    adjusted...........         3.0              (0.1)            (0.4)           -            10.0              12.5
  Non-recurring items..         -                 -                -              -            (1.9)             (1.9)
                        --------------    --------------    -----------    -----------    -----------    --------------
Net income (loss)......   $    92.0         $    (1.7)       $    53.2       $    7.2      $   23.2         $   173.9
                        ==============    ==============    ===========    ===========    ===========    ==============
Assets.................   $66,037.0         $ 5,347.3        $10,578.0       $1,530.3      $1,106.5         $84,599.1
                        ==============    ==============    ===========    ===========    ===========    ==============

Other segment data:
  Revenues from
    external customers    $   812.5         $   164.8        $ 1,004.5       $   90.4      $   51.6         $ 2,123.8
  Intersegment
    revenues...........        22.4               0.2             (0.8)           -           (21.8)              -
  Interest expense.....         1.3              (0.3)             0.7            -            17.1              18.8
  Income tax expense
    (benefit)..........        30.4               1.9             27.0            3.8          (7.9)             55.2
  Amortization of
    goodwill and other
    intangibles........         0.3              12.5              4.3            0.2          (0.3)             17.0

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

2.   Segment Information (continued)

The following table summarizes selected financial information by segment as of or for the nine months ended September 30 and reconciles segment totals to those reported in the consolidated financial statements (in millions):

                                           International
                          U.S. Asset           Asset
                          Management        Management       Life and
                             and               and            Health         Mortgage      Corporate
                         Accumulation      Accumulation      Insurance       Banking       and Other      Consolidated
                        --------------    --------------    -----------    -----------    -----------    --------------
2001
Revenues:
  Operating revenues...   $ 2,923.7         $   586.7        $ 2,948.5       $  500.8      $   73.9         $ 7,033.6
  Net realized capital
    losses, including
    recognition of
    front-end fee
    revenues...........      (111.3)            (44.6)           (16.7)           -           (83.8)           (256.4)
                        --------------    --------------    -----------    -----------    -----------    --------------
Revenues...............   $ 2,812.4         $   542.1        $ 2,931.8       $  500.8      $   (9.9)        $ 6,777.2
                        ==============    ==============    ===========    ===========    ===========    ==============

Net income:
  Operating earnings
    (loss).............   $   259.4         $    (6.7)       $   151.6       $   95.3      $   29.5         $   529.1
  Net realized capital
    losses, as
    adjusted...........       (69.4)            (20.3)            (9.0)           -           (54.7)           (153.4)
  Non-recurring items..       (10.8)              -                0.1            -           (24.8)            (35.5)
                        --------------    --------------    -----------    -----------    -----------    --------------
Net income (loss)......   $   179.2         $   (27.0)       $   142.7       $   95.3      $  (50.0)        $   340.2
                        ==============    ==============    ===========    ===========    ===========    ==============
Assets.................   $64,571.9         $ 4,995.2        $10,817.1       $2,339.8      $1,231.2         $83,955.2
                        ==============    ==============    ===========    ===========    ===========    ==============

Other segment data:
  Revenues from
    external customers.   $ 2,740.9         $   541.3        $ 2,934.3       $  500.8      $   59.9         $ 6,777.2
  Intersegment
    revenues...........        71.5               0.8             (2.5)           -           (69.8)              -
  Interest expense.....         2.8               0.1              0.6            -            54.7              58.2
  Income tax expense
    (benefit)..........        14.2             (30.7)            71.6           57.4         (23.6)             88.9
  Amortization of
    goodwill and other
    intangibles........         0.9              36.9              3.0            0.6          (0.6)             40.8


                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

2.   Segment Information (continued)


                                           International
                          U.S. Asset           Asset
                          Management        Management       Life and
                              and               and            Health        Mortgage      Corporate
                         Accumulation      Accumulation      Insurance       Banking       and Other      Consolidated
                        --------------    --------------    -----------    -----------    -----------    --------------
2000
Revenues:
  Operating revenues...   $ 2,531.2         $   473.1        $ 3,105.2       $  271.1      $   54.4         $ 6,435.0
  Net realized capital
    gains (losses),
    including
    recognition of
    front-end fee
    revenues...........       (45.1)              5.1             75.2            -            19.1              54.3
                        --------------    --------------    -----------    -----------    -----------    --------------
Revenues...............   $ 2,486.1         $   478.2        $ 3,180.4       $  271.1      $   73.5         $ 6,489.3
                        ==============    ==============    ===========    ===========    ===========    ==============

Net income:
  Operating earnings
    (loss).............   $   266.3         $    (5.3)       $   139.6       $   41.6      $   19.1         $   461.3
  Net realized capital
    gains (losses), as
    adjusted...........       (32.1)              3.4             49.7            -            14.6              35.6
  Non-recurring items..         -                 -                -              -           (77.7)            (77.7)
                        --------------    --------------    -----------    -----------    -----------    --------------
Net income (loss)......   $   234.2         $    (1.9)       $   189.3       $   41.6      $  (44.0)        $   419.2
                        ==============    ==============    ===========    ===========    ===========    ==============
Assets.................   $66,037.0         $ 5,347.3        $10,578.0       $1,530.3      $1,106.5         $84,599.1
                        ==============    ==============    ===========    ===========    ===========    ==============

Other segment data:
  Revenues from
    external customers    $ 2,428.3         $   477.3        $ 3,182.8       $  271.1      $  129.8         $ 6,489.3
  Intersegment
    revenues...........        57.8               0.9             (2.4)           -           (56.3)              -
  Interest expense.....         6.4              (0.2)             2.0            -            59.4              67.6
  Income tax expense
    (benefit)..........        82.7               4.3             94.0           22.4         (42.9)            160.5
  Amortization of
    goodwill and other
    intangibles........         0.8              36.4              6.4            0.6          (0.9)             43.3


                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

2.   Segment Information (continued)

The Company operates in the United States and in selected markets internationally (including Australia, Chile, Brazil, New Zealand, Mexico, India, Japan, Argentina and Hong Kong). The following table summarizes selected financial information by geographic location as of or for the three months and nine months ended September 30 (in millions):


                                                        For the three months            For the nine months
                           As of September 30,          ended September 30,             ended September 30,
                        --------------------------   ---------------------------    ----------------------------
                           Long-                                        Net                              Net
                           Lived                                       Income                           Income
                           Assets        Assets        Revenues        (Loss)         Revenues          (Loss)
                        ------------  ------------   ------------   ------------    ------------    ------------
2001
United States.......     $   543.2      $78,960.0      $ 2,185.8       $ 116.9        $ 6,235.1        $ 367.2
International.......       1,166.0        4,995.2          270.7          (1.1)           542.1          (27.0)
                        ------------  ------------   ------------   ------------    ------------    ------------
Total...............     $ 1,709.2      $83,955.2      $ 2,456.5       $ 115.8        $ 6,777.2        $ 340.2
                        ============  ============   ============   ============    ============    ============

2000
United States.......     $   502.1      $79,251.8      $ 1,958.8       $ 175.6        $ 6,011.1        $ 421.1
International.......       1,317.4        5,347.3          165.0          (1.7)           478.2           (1.9)
                        ------------  ------------   ------------   ------------    ------------    ------------
Total...............     $ 1,819.5      $84,599.1      $ 2,123.8       $ 173.9        $ 6,489.3        $ 419.2
                        ============  ============   ============   ============    ============    ============

Long-lived assets include property and equipment and goodwill and other intangibles.

The Corporate and Other segment includes an equity ownership interest in Coventry Health Care, Inc. The Corporate and Other segment's equity in earnings of Coventry Health Care, Inc., which was included in net investment income, was $5.1 million for both the three months ended September 30, 2001, and 2000, and $14.8 million and $15.9 million for the nine months ended September 30, 2001, and 2000, respectively. The investment in Coventry Health Care, Inc. was $139.4 million and $122.9 million at September 30, 2001, and December 31, 2000, respectively. The Corporate and Other segment also includes consolidating and intersegment eliminations.

The Company's operations are not materially dependent on one or a few customers, brokers or agents, and revenues, assets and operating earnings are attributable to geographic location based on the country of domicile sales originate from.

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

3.   Comprehensive Income

Comprehensive income for the three months and nine months ended September 30 is as follows:

                                                                   For the three                 For the nine
                                                                   months ended                  months ended
                                                                   September 30,                 September 30,
                                                             --------------------------    --------------------------
                                                                 2001           2000           2001           2000
                                                             ------------  ------------    ------------  ------------
                                                                              (in millions)
Comprehensive Income:
  Net income.............................................      $  115.8      $  173.9        $  340.2      $  419.2
  Net change in unrealized gains and losses on fixed
     maturities, available-for-sale......................         550.4         286.7           731.8         342.9
  Net change in unrealized gains and losses on equity
     securities, available-for-sale, including seed
     money in separate accounts..........................        (109.6)        (19.4)          (34.9)       (180.0)
  Adjustments for assumed changes in amortization
     patterns:
     Deferred policy acquisition costs...................         (73.0)        (47.7)          (99.8)        (58.6)
     Unearned revenue reserves...........................           5.6           4.0             6.2           9.2
  Net change in unrealized gains and losses on
     derivative Instruments..............................         (50.7)          5.1           (53.2)        (22.0)
  Net change in unrealized gains and losses on
     policyholder dividend obligation....................          (8.8)          -              (8.8)          -
  Provision for deferred income taxes....................        (110.0)        (79.6)         (195.6)        (41.5)
  Change in net foreign currency translation adjustment..         (29.1)        (64.2)         (105.2)       (129.5)
  Cumulative effect of accounting change, net of related
     income taxes........................................           -             -             (14.2)          -
                                                             ------------  ------------    ------------  ------------
  Comprehensive income...................................      $  290.6      $  258.8        $  566.5      $  339.7
                                                             ============  ============    ============  ============

4.   Commitments and Contingencies

The Company is a plaintiff or defendant in actions arising out of its operations. The Company is, from time to time, also involved in various governmental and administrative proceedings. While the outcome of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on the Company's business, financial condition or results of operations. However, no assurances can be given that such litigation would not materially and adversely affect the Company's business, financial condition or results of operations.

Other companies in the life insurance industry have historically been subject to substantial litigation resulting from claims disputes and other matters. Most recently, such companies have faced extensive claims, including class-action lawsuits, alleging improper life insurance sales practices. Negotiated settlements of such class-action lawsuits have had a material adverse effect on the business, financial condition and results of operations of certain of these companies. Principal Life is currently a defendant in two class-action lawsuits which allege improper sales practices.

In 2000, the Company reached an agreement in principle to settle these two class-action lawsuits alleging improper sales practices. In April 2001, the proposed settlement of the class-action lawsuits received court approval. In agreeing to the settlement, the Company specifically denied any wrongdoing. The Company has accrued a loss reserve for its best estimate based on information available. As uncertainties continue to exist in resolving this matter, it is reasonably possible that, as the actual cost of the claims subject to alternative dispute resolution becomes available, the final cost of settlement could exceed the Company's estimate. The range of any additional cost related to

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

4.   Commitments and Contingencies (continued)

the settlement cannot be presently estimated, however the Company believes the settlement will not have a material impact on its business, financial condition or results of operations. A number of persons and entities who were eligible to be class members have excluded themselves from the class (or "opted out"), as the law permits them to do. The Company has been notified that some of those who opted out from the class will file lawsuits and make claims similar to those addressed by the settlement.

The Company is also subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants in the event of insolvency of other insurance companies. The assessments may be partially recovered through a reduction in future premium taxes in some states. The Company believes such assessments in excess of amounts accrued would not materially affect its financial condition or results of operations.

5.   Terrorist Attacks in the United States

On September 11, 2001, terrorist attacks in the United States resulted in significant loss of life and property, as well as interruption of business activities and an overall disruption of the world economy. The Company accrued $6.5 million (net of income tax and reinsurance) for potential losses from individual and group life and disability insurance claims from these events. The accrual reflects the Company's best estimate of anticipated losses. Because the Company does not know the full extent of the impact of the events of September 11, 2001, it is possible that the Company may incur additional losses. Management has estimated no material property or investment real estate loss exposures resulting from these events. However, some of the assets in the Company's investment portfolio may be adversely affected by the declines in the securities markets and economic activity that were caused by the terrorist attacks and military action and heightened security measures. In particular, this may lead to possible write-downs, loss of value or impairments with regard to securities issued by companies affected by these events.

The continuing impacts of these events on the world economy and financial markets cannot presently be determined. This creates related uncertainties as to the future realization of and return on certain invested assets; the impact on the Company's assumptions in assessing the value of intangibles from prior acquisitions and the amortization patterns for deferred policy acquisition costs; and the impact on future operating results, for which estimates cannot presently be made.

6.   Plan of Demutualization

The board of directors of Principal Mutual Holding Company unanimously adopted the plan of conversion on March 31, 2001.

On July 24, 2001, policyholders entitled to vote approved the plan of conversion. The public hearing was held on July 25, 2001, and the Insurance Commissioner of the State of Iowa approved the plan of conversion on August 28, 2001.

7.   Subsequent Events

Demutualization and Initial Public Offering

Under the terms of the plan of conversion, effective October 26, 2001, Principal Mutual Holding Company converted from a mutual insurance holding company to a stock company. All policyholder membership interests in Principal Mutual Holding Company were extinguished on that date and eligible policyholders of the mutual insurance holding company are expected to receive, in aggregate, an estimated
260.6 million shares of common stock, an estimated $1,181.5 million of cash and an estimated $472.7 million of policy credits as compensation.

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2001
                                   (Unaudited)

7.   Subsequent Events (continued)

In connection with the restructuring effective October 26, 2001, Principal Mutual Holding Company merged with and into Principal Iowa Newco, Inc. Principal Financial Group, Inc., an Iowa business corporation and subsidiary of Principal Mutual Holding Company, merged with and into Principal Iowa Newco, Inc. Principal Financial Services, Inc., an Iowa business corporation, merged with and into Principal Iowa Newco, Inc. Principal Iowa Newco, Inc., which is a subsidiary of Principal Financial Group, Inc., a Delaware business corporation, changed its name to Principal Financial Services, Inc.

In addition, on October 26, 2001, the Company completed its IPO in which the Company issued 100.0 million shares of common stock at a price of $18.50 per share. Estimated net proceeds from the IPO were $1,753.3 million, of which an estimated $59.5 million was retained by Principal Financial Group, Inc., and an estimated $1,693.8 million was contributed to Principal Life Insurance Company. Net proceeds included offering costs of approximately $96.7 million.

On November 9, 2001, the Company issued 15.0 million additional shares of common stock, at a price of $18.50 per share, as a result of the exercise of over-allotment options granted to underwriters in the IPO. Net proceeds from the over-allotment were approximately $265.4 million.

Costs relating to the demutualization, excluding costs relating to the IPO, incurred through September 30, 2001, were $26.1 million, net of income tax. Demutualization expenses consist primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise the Company on the demutualization. In addition, these costs include the costs of the advisors of the Insurance Commissioner of the State of Iowa and the New York State Insurance Department, other regulatory authorities and internal allocated costs for staff and related costs associated with the demutualization.

Adoption of Incentive Stock Plans

On May 21, 2001, the Company approved and adopted the Stock Incentive Plan, Board of Directors' Stock Plan ("Directors' Stock Plan") and Employee Stock Purchase Plan ("Stock Purchase Plan"). Under the terms of the Stock Incentive Plan, grants may be non-qualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units and stock appreciation rights. Under the terms of the Directors' Stock Plan, grants may be non-qualified stock options, restricted stock and restricted stock units. The maximum number of shares of common stock that may be issued under the Stock Incentive Plan, together with an excess plan (the Company's non-qualified defined contribution retirement plan), the Directors' Stock Plan, the long-term performance plan and any new plan awarding the Company's common stock, in the five years following the completion of the IPO, is 6% of the number of shares outstanding immediately following the completion of the IPO.

In addition, the maximum number of shares of common stock available under the Stock Purchase Plan is 2% of the total number of shares of common stock that are outstanding following the IPO of the common stock.

Pro Forma Earnings Per Share

After the Company's IPO, SFAS No. 128, Earnings per Share, was adopted. SFAS No. 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes the dilutive effects of options, warrants, convertible securities, etc. For purposes of the Company's unaudited basic and diluted pro forma earnings per share calculations, the weighted average number of estimated shares outstanding during the year was assumed to be 360.6 million shares. These shares represent an estimated 260.6 million shares to be issued to policyholders entitled to receive compensation in the demutualization and 100.0 million shares sold to investors in the IPO, prior to the underwriters' exercise of the over-allotment options. The shares issued to the policyholders include an estimated 56.2 million shares to be issued as policy credits and to be held in one of the Company's separate accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses the financial condition as of September 30, 2001, compared with December 31, 2000, and our consolidated results of operations for the three and nine month periods ended September 30, 2001, and, where appropriate, factors that may affect future financial performance. The discussion should be read in conjunction with our S-1 Registration Statement, filed with the United States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

Forward-Looking Information

Our narrative analysis below contains forward-looking statements that are intended to enhance the reader's ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as "may," "expects," "should" or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

The risks, uncertainties and factors that could cause or contribute to such material differences are discussed in our registration statement on Form S-1 filed with the Securities and Exchange Commission. These risks and uncertainties include, without limitation: (1) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (2) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (3) a downgrade in Principal Life Insurance Company's ("Principal Life") financial strength ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors; (4) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (5) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (6) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (7) fluctuations in foreign currency exchange rates could reduce our profitability;
(8) a decline in Australian equity values may reduce the profitability of BT Financial Group's margin lending business; (9) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (10) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (11) our ability to pay dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (12) we may need to fund deficiencies in our closed block; assets allocated to the closed block benefit only the holders of closed block policies; (13) changes in regulations or accounting standards may reduce our profitability; (14) a challenge to the Insurance Commissioner of the State of Iowa's approval of the plan of conversion could put the terms of our demutualization in question and reduce the market price of our common stock; (15) litigation and regulatory investigations may harm our financial strength and reduce our profitability; (16) sales of shares distributed in the demutualization may reduce the market price of our common stock; (17) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests; and (18) the impact of recent terrorist attacks and military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our investment portfolio.

Transactions Affecting Comparability of Results of Operations

Dispositions

We disposed of the following businesses, among others, during the past two years:

PT Asuransi Jiwa Principal Indonesia. On September 25, 2001, we disposed of all the stock of PT Asuransi Jiwa Principal Indonesia, our subsidiary in Indonesia. We currently have no business operations in Indonesia. Total assets of our operations in Indonesia as of December 31, 2000, were $3.2 million. We included nominal revenues and net loss from our operations in Indonesia in our consolidated results of operations for the three and nine months ended September 30, 2001, and 2000.

Principal International Espana, S.A. de Seguros de Vida. On February 15, 2001, we disposed of all of the stock of Principal International Espana, S.A. de seguros de Vida, our subsidiary in Spain, for nominal proceeds, resulting in a net realized capital loss of $38.4 million, ceasing our business operations in Spain. Total assets of our operations in Spain as of December 31, 2000, were $222.7 million.

We included revenues of $10.3 million and $43.4 million from our operations in Spain in our consolidated results of operations for the three and nine months ended September 30, 2000, respectively. We included net loss of $2.1 million from our operations in Spain for the three months ended September 30, 2000. Our operations in Spain contributed nominal net income for the nine months ended September 30, 2000. We did not include revenues or net income from our operations in Spain in our consolidated results of operations for the three and nine months ended September 30, 2001.

Reinsurance Transactions

We are considering entering into a reinsurance agreement, to become effective at the beginning of 2002, to reduce the volatility of our group medical insurance earnings.

Effective July 1, 2000, we entered into a reinsurance agreement with General & Cologne Life Re of America to reinsure 100% of our Medicare supplement insurance business. Medicare supplement insurance premiums were $0.6 million and $99.0 million for the three and nine months ended September 30, 2000, respectively.

Operating Earnings and Non-Recurring Items

For the three months ended September 30, 2001, we excluded a $4.1 million non-recurring item, net of tax, from net income for our presentation of consolidated operating earnings. The non-recurring item represents the negative effect of expenses related to our demutualization.

For the nine months ended September 30, 2001, we excluded $35.5 million of non-recurring items, net of tax, from net income for our presentation of consolidated operating earnings. The non-recurring items included the negative effects of: (1) expenses related to our demutualization ($18.9 million); (2) a cumulative effect of change in accounting related to our implementation of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") ($10.7 million), as discussed in Note 1 to Principal Financial Group, Inc.'s unaudited consolidated financial statements; and (3) an increase to our loss contingency reserve established for sales practices litigation ($5.9 million).

For the three months ended September 30, 2000, we excluded a $1.9 million non-recurring item, net of tax, from net income for our presentation of consolidated operating earnings. The non-recurring item represents the negative effect of expenses related to our demutualization.

For the nine months ended September 30, 2000, we excluded $77.7 million of non-recurring items, net of tax, from net income for our presentation of consolidated operating earnings. The non-recurring items included the negative effects of: (1) an increase to our loss contingency reserve established for sales practices litigation ($75.0 million); and (2) expenses related to our demutualization ($2.7 million).

Fluctuations in Foreign Currency to U.S. Dollar Exchange Rates

Fluctuations in foreign currency to U.S. dollar exchange rates for countries in which we have operations can affect reported financial results. In years when foreign currencies weaken against the U.S. dollar, translating foreign currencies into U.S. dollars results in fewer U.S. dollars to be reported. When foreign currencies strengthen, translating foreign currencies into U.S. dollars results in more U.S. dollars to be reported.

Foreign currency exchange rate fluctuations create variances in our financial statement line items but do not have a material impact on our consolidated operating earnings and net income. Our consolidated operating earnings were negatively impacted $0.3 million and positively impacted $0.3 million for the three months ended September 30, 2001, and 2000, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. Our consolidated operating earnings were negatively impacted $1.1 million and positively impacted $0.1 million for the nine months ended September 30, 2001, and 2000, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see "Quantitative and Qualitative Disclosures about Market Risk."

The Demutualization and Initial Public Offering

The board of directors of Principal Mutual Holding Company unanimously adopted the plan of conversion on March 31, 2001.

On July 24, 2001, policyholders entitled to vote approved the plan of conversion. The public hearing was held on July 25, 2001, and the Insurance Commissioner of the State of Iowa approved the plan of conversion on August 28, 2001.

Under the terms of the plan of conversion, effective October 26, 2001, Principal Mutual Holding Company converted from a mutual insurance holding company to a stock company. All policyholder membership interests in Principal Mutual Holding Company were extinguished on that date and eligible policyholders of the mutual insurance holding company are expected to receive, in aggregate, an estimated
260.6 million shares of common stock, an estimated $1,181.5 million of cash and an estimated $472.7 million of policy credits as compensation.

In connection with the restructuring effective October 26, 2001, Principal Mutual Holding Company merged with and into Principal Iowa Newco, Inc. Principal Financial Group, Inc., an Iowa business corporation and subsidiary of Principal Mutual Holding Company, merged with and into Principal Iowa Newco, Inc. Principal Financial Services, Inc., an Iowa business corporation, merged with and into Principal Iowa Newco, Inc. Principal Iowa Newco, Inc., which is a subsidiary of Principal Financial Group, Inc., a Delaware business corporation, changed its name to Principal Financial Services, Inc.

In addition, on October 26, 2001, we completed our IPO in which we issued 100.0 million shares of common stock at a price of $18.50 per share. Estimated net proceeds from the IPO were $1,753.3 million, of which an estimated $59.5 million was retained by Principal Financial Group, Inc., and an estimated $1,693.8 million was contributed to Principal Life. Net proceeds included offering costs of approximately $96.7 million.

On November 9, 2001, the Company issued 15.0 million additional shares of common stock, at a price of $18.50 per share, as a result of the exercise of over-allotment options granted to underwriters in the IPO. Net proceeds from the over-allotment were approximately $265.4 million.

Costs relating to the demutualization, excluding costs relating to the IPO, incurred through September 30, 2001, were $26.1 million, net of income tax. Demutualization expenses consist primarily of printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us on the demutualization. In addition, our costs include the costs of the advisors of the Insurance Commissioner of the State of Iowa and the New York State Insurance Department, other regulatory authorities and internal allocated costs for staff and related costs associated with the demutualization.

Recent Developments

Terrorist Attacks in the United States

On September 11, 2001, terrorist attacks in the U.S. resulted in significant loss of life and property, as well as interruption of business activities and an overall disruption of the world economy. The Company accrued $6.5 million, net of income tax and reinsurance, in our Life and Health Insurance segment for potential losses from individual and group life and disability insurance claims from these events. The accrual reflects our best estimate of anticipated losses. Because we do not know the full extent of the impact of the events of September 11, 2001, it is possible that we may incur additional losses.

We do not engage in any property and casualty insurance or any reinsurance businesses. Additionally, we do not have significant insurance exposures to businesses in the affected areas and did not experience a material increase in claims related to our group life, health or disability policies.

The impact of the events of September 11, 2001, has reduced our assets under management as a result of the declines in the U.S., Australian and other stock markets. These declines in the securities markets and reduced commercial and economic activity may also decrease our net income and revenue. Some of the assets in our investment portfolio may also be adversely affected by the declines in the securities markets and economic activity caused by the terrorist attacks and military action and heightened security measures. In particular, this may lead to possible write-downs, loss of value or impairments with regard to securities issued by companies affected by these events. Credit rating agencies have downgraded, and may in the future downgrade, some of these companies, as a result of the impacts of the terrorist attacks. In addition, the recent declines in the securities markets and reduced commercial and economic activity may impact our assumptions in assessing the value of intangibles from prior acquisitions and the amortization patterns for deferred policy acquisition costs.

Adoption of Incentive Stock Plans

On May 21, 2001, the Company approved and adopted the Stock Incentive Plan, Board of Directors' Stock Plan ("Directors' Stock Plan") and Employee Stock Purchase Plan ("Stock Purchase Plan"). Under the terms of the Stock Incentive Plan, grants may be non-qualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units and stock appreciation rights. Under the terms of the Directors' Stock Plan, grants may be non-qualified stock options, restricted stock and restricted stock units. The maximum number of shares of common stock that may be issued under the Stock Incentive Plan, together with an excess plan (our non-qualified defined contribution retirement plan), the Directors' Stock Plan, the long-term performance plan and any new plan awarding our common stock, in the five years following the completion of the IPO, is 6% of the number of shares outstanding immediately following the completion of the IPO.

In addition, the maximum number of shares of common stock available under the Stock Purchase Plan is 2% of the total number of shares of common stock that are outstanding following the IPO of the common stock.

Statement of Financial Accounting Standards No. 141 and No. 142

On July 20, 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which dramatically change the accounting for business combinations, goodwill and other intangible assets. These Statements were effective July 1, 2001, for any business combinations entered into subsequent to June 30, 2001. SFAS 142, which will become effective January 1, 2002, for the Company's business combinations entered into prior to June 30, 2001, adopts a nonamortization, impairment-only model for the Company's goodwill and indefinite-lived intangible assets. This includes a more stringent impairment test methodology (fair value based on discounted cash flows) for measuring and recognizing impairment losses.

The Company continues to study the impact the new Statements will have on its consolidated financial statements, particularly with regard to intangibles resulting from our 1999 acquisition of BT Financial Group. To determine fair value at January 1, 2002 (date of adoption), the new impairment methodology requires consideration of many variables that are difficult to accurately predict at this time. If it is determined that economic conditions and the business environment at adoption of the new standard warrant recognition of intangible asset impairment, it is possible the Company could recognize an impairment material to net income. Such impairment will be treated as a cumulative effect of a change in accounting principle.

The Company's policy, under current GAAP principles, for measuring impairment of goodwill and other intangibles is on an undiscounted cash flow basis and that methodology has not resulted in an indicated impairment.

Results of Operations

The table below presents summary consolidated financial information for the periods indicated.

                                                                   For the three                  For the nine
                                                                   months ended                   months ended
                                                                   September 30,                 September 30,
                                                             --------------------------     --------------------------
                                                                 2001           2000            2001          2000
                                                             ------------   -----------     ------------  ------------
                                                                                   (in millions)
Income Statement Data:
Revenues:
  Premiums and other considerations.................         $  1,255.0     $    910.5      $  3,210.3    $  2,903.2
  Fees and other revenues...........................              453.2          414.5         1,309.5       1,197.7
  Net investment income.............................              829.1          777.9         2,515.1       2,336.0
  Net realized capital gains (losses)...............              (80.8)          20.9          (257.7)         52.4
                                                             ------------   -----------     ------------  ------------
      Total revenues................................            2,456.5        2,123.8         6,777.2       6,489.3

Expenses:
  Benefits, claims and settlement expenses..........            1,597.3        1,193.7         4,236.5       3,824.8
  Dividends to policyholders........................               79.1           75.8           241.2         231.6
  Operating expenses................................              631.5          625.2         1,859.7       1,853.2
                                                             ------------   -----------     ------------  ------------
      Total expenses................................            2,307.9        1,894.7         6,337.4       5,909.6
                                                             ------------   -----------     ------------  ------------

Income before income taxes and cumulative effect
  of accounting change..............................              148.6          229.1           439.8         579.7
Income taxes........................................               32.8           55.2            88.9         160.5
                                                             ------------   -----------     ------------  ------------
Income before cumulative effect of accounting
  change............................................              115.8          173.9           350.9         419.2

Cumulative effect of accounting change, net of
  related income taxes..............................                -              -             (10.7)          -
                                                             ------------   -----------     ------------  ------------
      Net income....................................         $    115.8     $    173.9      $    340.2    $    419.2
                                                             ============   ===========     ============  ============

Other Data:
Net income..........................................         $    115.8     $    173.9      $    340.2    $    419.2
Less:
  Net realized capital gains (losses), as adjusted..              (45.2)          12.5          (153.4)         35.6
  Non-recurring items...............................               (4.1)          (1.9)          (35.5)        (77.7)
                                                             ------------   -----------     ------------  ------------
Operating earnings..................................         $    165.1     $    163.3      $    529.1    $    461.3
                                                             ============   ===========     ============  ============

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Premiums and other considerations increased $344.5 million, or 38%, to $1,255.0 million for the three months ended September 30, 2001, from $910.5 million for the three months ended September 30, 2000. The increase reflected a $258.7 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market and our ability to attract new sales. In addition, a $124.9 million increase from the International Asset Management and Accumulation segment, primarily resulting from the sale of a large group annuity contract with life contingencies in Mexico. These increases were partially offset by a $39.1 million, or 5%, decrease from the Life and Health Insurance segment, primarily due to large premium rate increases in 2000, which led to increased lapses and lower sales of group medical insurance in 2001.

Fees and other revenues increased $38.7 million, or 9%, to $453.2 million for the three months ended September 30, 2001, from $414.5 million for the three months ended September 30, 2000. The increase was primarily due to a $105.6 million increase from the Mortgage Banking segment, primarily resulting from an increase in mortgage loan production fee revenues and, to a lesser extent, growth in the mortgage loan servicing portfolio, reflecting the increase in mortgage loan production volume. The increase was also due to a $1.8 million, or 14%, increase from the Corporate and Other segment. The increases were partially offset by a $49.8 million, or 26%, decrease from the U.S. Asset Management and Accumulation segment primarily related to a decrease in the recognition of front-end fee revenues, a result of changes in assumptions consistent with unlocking of deferred policy acquisition costs, and, to a lesser extent, a decrease in surrender charge and market value adjustment revenues from pension products due to a decline in the interest rate environment. The increases were also partially offset by an $18.1 million, or 23%, decrease from the International Asset Management and Accumulation segment, primarily as a result of declining assets under management for BT Financial Group and from the weakening of the Australian dollar versus the U.S. dollar. The increases were also partially offset by a $0.8 million, or 1%, decrease from the Life and Health Insurance segment.

Net investment income increased $51.2 million, or 7%, to $829.1 million for the three months ended September 30, 2001, from $777.9 million for the three months ended September 30, 2000. The increase resulted mainly from a $3,234.2 million, or 8%, increase in average invested assets and cash, which was partially offset by lower yields. The yield on average invested assets and cash was 7.3% for the three months ended September 30, 2001, compared to 7.4% for the three months ended September 30, 2000.

Net realized capital gains (losses) decreased $101.7 million to $80.8 million of net realized capital losses for the three months ended September 30, 2001, from $20.9 million of net realized capital gains for the three months ended September 30, 2000. The decrease related to realized capital losses on equity securities and real estate recognized during the three months ended September 30, 2001, compared to realized capital gains on equity securities and real estate recognized during the three months ended September 30, 2000. Permanent impairments of certain fixed maturity securities during the three months ended September 30, 2001, also contributed to the decrease.

Benefits, claims and settlement expenses increased $403.6 million, or 34%, to $1,597.3 million for the three months ended September 30, 2001, from $1,193.7 million for the three months ended September 30, 2000. The increase was primarily due to a $284.6 million, or 55%, increase from the U.S. Asset
Management and Accumulation segment, primarily reflecting the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies. The increase was also due to a $129.7 million increase from the International Asset Management and Accumulation segment, primarily due to an increase in the change in reserves and policy and contract benefit payments, primarily the result of the sale of a large group annuity contract with life contingencies in Mexico. The increase was also due to a $0.2 million increase from the Corporate and Other segment. The increases were partially offset by a $10.9 million, or 2%, decrease from the Life and Health Insurance segment.

Dividends to policyholders increased $3.3 million, or 4%, to $79.1 million for the three months ended September 30, 2001, from $75.8 million for the three months ended September 30, 2000. The increase resulted from an increase in the Life and Health Insurance segment due to increased dividends on traditional individual life insurance products, a result of a maturing in-force block.

Operating expenses increased $6.3 million, or 1%, to $631.5 million for the three months ended September 30, 2001, from $625.2 million for the three months ended September 30, 2000. The increase was primarily due to an $81.4 million, or 103%, increase in the Mortgage Banking segment primarily resulting from an impairment of capitalized mortgage loan servicing rights and, to a lesser extent, due to growth in the mortgage loan servicing portfolio and an increase in mortgage loan production volume. The increase was also due to a $3.7 million, or 25%, increase from the Corporate and Other segment, primarily related to non-recurring expenses related to our demutualization. The increases were partially offset by a $37.7 million, or 16%, decrease from the Life and Health Insurance segment, resulting from our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000, and due to expense management in response to an overall decline in group life and health insurance business. The increases were also partially offset by a $29.3 million, or 15%, decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in amortization of deferred policy acquisition costs in our pension business, a result of unlocking deferred policy acquisition costs for changes in assumptions, which was partially offset by an increase in Principal Bank operating expenses related to growth in bank operations and an increase in expenses from Principal Capital Management. In addition, the increases were partially offset by a $11.8 million, or 12%, decrease from the International Asset Management and Accumulation segment, primarily a result of the weakening of the Australian dollar versus the U.S. dollar.

Income taxes decreased $22.4 million, or 41%, to $32.8 million for the three months ended September 30, 2001, from $55.2 million for the three months ended September 30, 2000. The effective income tax rate was 22% for the three months ended September 30, 2001, and 24% for the three months ended September 30, 2000. The effective income tax rates for the three months ended September 30, 2001, and 2000 were lower than the corporate income tax rate of 35%, primarily due to income tax deductions allowed for corporate dividends received, for which the estimated benefit recognition rate increased during the three months ended September 30, 2001, compared to the three months ended September 30, 2000.

As a result of the foregoing factors, net income decreased $58.1 million, or 33%, to $115.8 million for the three months ended September 30, 2001, from $173.9 million for the three months ended September 30, 2000.

During the three months ended September 30, 2001 and 2000, a non-recurring item of $4.1 million, net of tax, and $1.9 million, net of tax, respectively, represented the negative effect of expenses related to our demutualization.

As a result of the foregoing factors and the exclusion of net realized capital gains (losses), as adjusted and nonrecurring items, operating earnings increased $1.8 million, or 1%, to $165.1 million for the three months ended September 30, 2001, from $163.3 million for the three months ended September 30, 2000. The increase resulted from a $19.3 million increase from the Mortgage Banking segment, primarily due to an increase in mortgage loan production volume. The increase was also due to a $7.1 million, or 13%, increase from the Life and Health Insurance segment, primarily a result of individual disability insurance reserve strengthening during the three months ended September 30, 2000. The increases were partially offset by a $17.7 million decrease from the Corporate and Other segment, due to an increase in income tax expense, primarily related to a favorable IRS tax audit matter that resulted in an income tax benefit for the three months ended September 30, 2000. The increases were also partially offset by a $6.5 million, or 7%, decrease from the U.S. Asset Management and Accumulation segment, primarily due to a decrease in individual annuities operating earnings due mainly to deferred policy acquisition costs unlocking; an increase in Principal Bank operating expenses, primarily a result of growth in bank operations; an increase in Principal Capital Management operating expenses, which were partially offset by a net gain on a mortgage-backed securitization transaction; and a decrease in Princor operating earnings, primarily the result of lower fees generated from declining assets under management. In addition, the increases were partially offset by a $0.4 million, or 25%, decrease from the International Asset Management and Accumulation segment.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Premiums and other considerations increased $307.1 million, or 11%, to $3,210.3 million for the nine months ended September 30, 2001, from $2,903.2 million for the nine months ended September 30, 2000. The increase reflected a $387.9 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market and our ability to attract new sales. In addition, a $126.0 million, or 75%, increase from the International Asset Management and Accumulation segment, primarily resulting from the sale of a large group annuity contract with life contingencies in Mexico. The increase was partially offset by a $206.8 million, or 8%, decrease from the Life and Health Insurance segment, related to our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000. Life and Health Insurance segment premiums also decreased due to large premium rate increases in 2000, which led to increased lapses and lower sales of group medical insurance in 2001.

Fees and other revenues increased $111.8 million, or 9%, to $1,309.5 million for the nine months ended September 30, 2001, from $1,197.7 million for the nine months ended September 30, 2000. The increase was primarily due to a $210.7 million, or 76%, increase from the Mortgage Banking segment primarily resulting from mortgage loan production fee revenues, reflecting the increase in mortgage loan production volume. The increase was also due to a $23.1 million, or 14%, increase from the Life and Health Insurance segment, primarily related to an increase in group fee-for-service fee revenues, a result of fee rate increases and growth in that business, and an increase in interest-sensitive life insurance fee revenues, a result of growth in that block of business. The increases were partially offset by an $81.1 million, or 15%, decrease from the U.S. Asset Management and Accumulation segment primarily related to a decrease in the recognition of front-end fee revenues, a result of changes in assumptions consistent with unlocking of deferred policy acquisition costs in the three months ended September 30, 2001, and, to a lesser extent, a decrease in surrender charge and market value adjustment revenues from pension products, primarily due to a declining interest rate environment. The increases were also partially offset by a $31.6 million, or 14%, decrease from the International Asset Management and Accumulation segment, primarily as a result of the weakening of the Australian dollar versus the U.S. dollar and declining BT
Financial Group assets under management. The increases were also partially offset by an $9.3 million, or 37%, decrease from the Corporate and Other segment.

Net investment income increased $179.1 million, or 8%, to $2,515.1 million for the nine months ended September 30, 2001, from $2,336.0 million for the nine months ended September 30, 2000. The increase resulted mainly from a $2,304.2 million, or 5%, increase in average invested assets and cash and also from an increase in investment yields, primarily resulting from our investment policy during 2000 to reposition the investment portfolio to maximize investment returns by selling lower yielding fixed income securities to allow for reinvestment in higher yielding fixed income securities. The yield on average invested assets and cash was 7.6% for the nine months ended September 30, 2001, compared to 7.4% for the nine months ended September 30, 2000.

Net realized capital gains (losses) decreased $310.1 million to $257.7 million of net realized capital losses for the nine months ended September 30, 2001, from $52.4 million of net realized capital gains for the nine months ended September 30, 2000. The decrease related to realized capital losses on equity securities recognized during the nine months ended September 30, 2001, compared to realized capital gains on equity securities recognized during the nine months ended September 30, 2000. In addition, we sold our investment in United Payors and United Providers, and realized a capital gain of $90.6 million, during the nine months ended September 30, 2000. Permanent impairments of certain fixed maturity securities, during the nine months ended September 30, 2001, and a realized capital loss of $38.4 million on the sale of our operations in Spain, also contributed to the decrease.

Benefits, claims and settlement expenses increased $411.7 million, or 11%, to $4,236.5 million for the nine months ended September 30, 2001, from $3,824.8 million for the nine months ended September 30, 2000. The increase was primarily due to a $432.8 million, or 27%, increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies. The increase was also due to a $142.4 million, or 73%, increase from the International Asset Management and Accumulation segment, primarily due to an increase in the change in reserves and policy and contract benefit payments, primarily the result of the sale of a large group annuity contract with life contingencies in Mexico. The increases were partially offset by a $130.5 million, or 7%, decrease from the Life and Health Insurance segment, related to our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000. The increases were also partially offset by a $33.0 million, or 99%, decrease from the Corporate and Other segment, primarily related to a non-recurring loss contingency reserve established during the nine months ended September 30, 2000, for sales practices litigation.

Dividends to policyholders increased $9.6 million, or 4%, to $241.2 million for the nine months ended September 30, 2001, from $231.6 million for the nine months ended September 30, 2000. The increase was attributable to a $7.7 million, or 3%, increase from the Life and Health Insurance segment due to increased dividends on traditional individual life insurance products, a result of a maturing in-force block. The increase was also attributable to a $1.9 million, or 63%, increase from the U.S. Asset Management and Accumulation segment.

Operating expenses increased $6.5 million to $1,859.7 million for the nine months ended September 30, 2001, from $1,853.2 million for the nine months ended September 30, 2000. The increase was primarily due to a $141.0 million, or 68%, increase from the Mortgage Banking segment primarily resulting from an impairment of mortgage loan servicing rights and, to a lesser extent, due to growth in the mortgage loan servicing portfolio and an increase in the mortgage loan production volume. The increase also reflected a $4.3 million, or 1%, increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in Principal Bank operating expenses related to growth in bank operations and an increase in Principal Capital Management's operating expenses related to an increase in compensation and recruiting costs resulting from growth in operations, which were partially offset by decreases in pension and mutual fund operating expenses and a decrease in intra-segment eliminations. The increases were partially offset by a $63.7 million, or 50%, decrease from the Corporate and Other segment, primarily related to a non-recurring loss contingency reserve established during the nine months ended September 30, 2000, for sales practices litigation. The increases were also partially offset by a $56.7 million, or 8%, decrease from the Life and Health Insurance segment commissions resulting from our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000. In addition, the increases were partially offset by an $18.4 million, or 7%, decrease from the International Asset Management and Accumulation segment, primarily as a result of the weakening of the Australian dollar versus the U.S. dollar.

Income taxes decreased $71.6 million, or 45%, to $88.9 million for the nine months ended September 30, 2001, from $160.5 million for the nine months ended September 30, 2000. The effective income tax rate was 20% for the nine months ended September 30, 2001, and 28% for the nine months ended September 30, 2000. The effective income tax rates for the nine months ended September 30, 2001 and 2000, were lower than the corporate income tax rate of 35%, primarily due to income tax deductions allowed for corporate dividends received, for which the estimated benefit recognition rate increased during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The effective income tax rate for the nine months ended September 30, 2001, was further reduced by additional tax benefits related to excess tax over book capital losses realized from the sale of our operations in Spain.

As a result of the foregoing factors and the inclusion of the cumulative effect of accounting change, net of related income taxes, net income decreased $79.0 million, or 19%, to $340.2 million for the nine months ended September 30, 2001, from $419.2 million for the nine months ended September 30, 2000. The cumulative effect of accounting change was related to our implementation of SFAS 133.

During the nine months ended September 30, 2001, non-recurring items of $35.5 million, net of tax, included the negative effects of: (1) expenses related to our demutualization ($18.9 million); (2) a cumulative effect of change in accounting related to our implementation of SFAS 133 ($10.7 million); and (3) an increase to our loss contingency reserve established for sales practices litigation ($5.9 million). During the nine months ended September 30, 2000, non-recurring items of $77.7 million, net of tax, included the negative effects of (1) an increase to our loss contingency reserve established for sales practices litigation ($75.0 million); and (2) expenses related to our demutualization ($2.7 million).

As a result of the foregoing factors and the exclusion of net realized capital gains (losses), as adjusted and nonrecurring items, operating earnings increased $67.8 million, or 15%, to $529.1 million for the nine months ended September 30, 2001, from $461.3 million for the nine months ended September 30, 2000. The increase resulted from a $53.7 million increase from the Mortgage Banking segment, primarily due to an increase in mortgage loan production volume. The increase was also due to a $12.0 million, or 9 %, increase from the Life and Health Insurance segment, primarily a result of individual disability insurance reserve strengthening during the three months ended September 30, 2000, and improved margins on individual life insurance business resulting from higher investment yields. In addition, the increase was due to a $10.4 million, or 54%, increase from the Corporate and Other segment, primarily due to improved investment yields. The increases were partially offset by a $6.9 million, or 3%, decrease from the U.S. Asset Management and Accumulation segment and a $1.4 million, or 26%, decrease from the International Asset Management and Accumulation segment.

Results of Operations by Segment

We evaluate segment performance by segment operating earnings, which excludes the effect of net realized capital gains and losses, as adjusted, and non-recurring events and transactions. Segment operating earnings are determined by adjusting GAAP net income for net realized capital gains and losses, as adjusted, and non-recurring items that we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of our businesses. However, segment operating earnings are not a substitute for net income determined in accordance with GAAP.

The following table presents segment information as of or for the three and nine months ended September 30, 2001 and 2000:

                                                      As of or for the three             As of or for the nine
                                                           months ended                      months ended
                                                          September 30,                      September 30,
                                                  -------------------------------    -------------------------------
                                                       2001             2000              2001             2000
                                                  --------------   --------------    --------------   --------------
                                                                           (in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation.........     $  1,065.5       $    830.5        $  2,923.7       $  2,531.2
International Asset Management and
   Accumulation................................          276.6            163.6             586.7            473.1
Life and Health Insurance......................          970.3          1,004.5           2,948.5          3,105.2
Mortgage Banking...............................          207.7             90.4             500.8            271.1
Corporate and Other (1)........................           16.4             13.9              73.9             54.4
                                                  --------------    -------------    -------------    --------------
   Total operating revenues....................        2,536.5          2,102.9           7,033.6          6,435.0
Net realized capital gains (losses), including
   recognition of front-end fee revenues (2)...          (80.0)            20.9            (256.4)            54.3
                                                  --------------    -------------    -------------    --------------
   Total consolidated revenues.................     $  2,456.5       $  2,123.8        $  6,777.2       $  6,489.3
                                                  ==============    =============    =============    ==============

Operating earnings (loss) by segment:
U.S. Asset Management and Accumulation ........     $     82.5       $     89.0        $    259.4       $    266.3
International Asset Management and
   Accumulation................................           (2.0)            (1.6)             (6.7)            (5.3)
Life and Health Insurance......................           60.7             53.6             151.6            139.6
Mortgage Banking...............................           26.5              7.2              95.3             41.6
Corporate and Other ...........................           (2.6)            15.1              29.5             19.1
                                                  --------------    -------------    -------------    --------------
   Total operating earnings....................          165.1            163.3             529.1            461.3
Net realized capital gains (losses), as
   adjusted (2)................................          (45.2)            12.5            (153.4)            35.6
Non-recurring items (3)........................           (4.1)            (1.9)            (35.5)           (77.7)
                                                  --------------    -------------    -------------    --------------
GAAP Reported:
Net income.....................................     $    115.8       $    173.9        $    340.2       $    419.2
                                                  ==============    =============    =============    ==============

Total assets by segment:
U.S. Asset Management and Accumulation ........     $ 64,571.9       $ 66,037.0        $ 64,571.9       $ 66,037.0
International Asset Management and
   Accumulation................................        4,995.2          5,347.3           4,995.2          5,347.3
Life and Health Insurance......................       10,817.1         10,578.0          10,817.1         10,578.0
Mortgage Banking...............................        2,339.8          1,530.3           2,339.8          1,530.3
Corporate and Other (4)........................        1,231.2          1,106.5           1,231.2          1,106.5
                                                  --------------    -------------    -------------    --------------
   Total assets................................     $ 83,955.2       $ 84,599.1        $ 83,955.2       $ 84,599.1
                                                  ==============    =============    =============    ==============

(1) Includes inter-segment eliminations primarily related to internal investment management fee revenues, commission fee revenues paid to U.S. Asset Management and Accumulation agents for selling Life and Health Insurance segment insurance products, and real estate joint venture rental income. The Corporate and Other segment reported rental income from real estate joint ventures for office space used by other segments.

(2) Net realized capital gains (losses), as adjusted, are net of tax, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and net realized capital gains credited to customers. This presentation may not be comparable to presentations made by other companies.

                                                             For the three                      For the nine
                                                             months ended                       months ended
                                                             September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                          2001              2000             2001             2000
                                                     --------------   --------------    --------------   --------------
                                                                           (in millions)
Net realized capital gains (losses)...............     $    (80.8)      $     20.9        $   (257.7)     $     52.4
Recognition of front-end fee revenues.............            0.8              -                 1.3             1.9
                                                     --------------   --------------    --------------   --------------
  Net realized capital gains (losses), including
    recognition of front-end fee revenues.........          (80.0)            20.9            (256.4)           54.3
Amortization of deferred policy acquisition
  costs related to net realized capital gains
  (losses)........................................            3.4              0.4               7.3            (3.0)
Amounts credited to contractholder accounts.......            -                -                 -               -
 Non-recurring net realized capital losses........            -                -                 -               -
                                                     --------------   --------------    --------------   --------------
  Net realized capital gains (losses),
    including recognition of front-end fee
    revenues, net of related amortization of
    deferred policy acquisition costs and
    amounts credited to contractholders...........          (76.6)            21.3            (249.1)           51.3
Income tax effect ................................           31.4             (8.8)             95.7           (15.7)
                                                     --------------   --------------    --------------   --------------
  Net realized capital gains (losses), as
    adjusted......................................     $    (45.2)      $     12.5        $   (153.4)     $     35.6
                                                     ==============   ==============    ==============   ==============


(3) For the three months ended September 30, 2001, a non-recurring item of $4.1 million, net of tax, represented the negative effect of expenses related to our demutualization. For the three months ended September 30, 2000, a non-recurring item of $1.9 million, net of tax, represented the negative effect of expenses related to our demutualization. For the nine months ended September 30, 2001, non-recurring items of $35.5 million, net of tax, included the negative effects of: (a) expenses related to our demutualization ($18.9 million); (b) a cumulative effect of change in accounting principle related to our implementation of SFAS 133 ($10.7 million); and (c) an increase to our loss contingency reserve established for sales practices litigation ($5.9 million). For the nine months ended September 30, 2000, non-recurring items of $77.7 million, net of tax, included the negative effects of: (a) an increase to our loss contingency reserve established for sales practices litigation ($75.0 million), and (b) expenses related to our demutualization ($2.7 million).

(4) Includes inter-segment elimination amounts related to internally generated mortgage loans and an internal line of credit. The U.S. Asset Management and Accumulation segment and Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment. In addition, the Corporate and Other segment managed a revolving line of credit used by other segments.

U.S. Asset Management and Accumulation Segment

The table below presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

                                                      For the three                      For the nine
                                                       months ended                      months ended
                                                      September 30,                      September 30,
                                              -------------------------------    --------------------------------
                                                   2001              2000              2001             2000
                                              --------------  ---------------    ---------------  ---------------
                                                                       (in millions)
Operating Earnings Data:
Operating revenues(1):
  Premiums and other considerations.....        $    330.8       $     72.1         $    660.8       $    272.9
  Fees and other revenues...............             140.9            191.5              461.7            542.2
  Net investment income.................             593.8            566.9            1,801.2          1,716.1
                                              --------------  ---------------    ---------------  ---------------
    Total operating revenues............           1,065.5            830.5            2,923.7          2,531.2

Expenses:
  Benefits, claims and settlement
    expenses, including dividends to
    policyholders.......................             802.8            518.2            2,045.7          1,611.0
  Operating expenses....................             167.4            194.5              566.9            553.9
                                              --------------  ---------------    ---------------  ---------------
    Total expenses......................             970.2            712.7            2,612.6          2,164.9
                                              --------------  ---------------    ---------------  ---------------
Pre-tax operating earnings..............              95.3            117.8              311.1            366.3
Income taxes............................              12.8             28.8               51.7            100.0
                                              --------------  ---------------    ---------------  ---------------
Operating earnings......................              82.5             89.0              259.4            266.3

Net realized capital gains (losses), as
  adjusted..............................             (28.6)             3.0              (69.4)           (32.1)
Non-recurring items.....................               -                -                (10.8)             -
                                              --------------  ---------------    ---------------  ---------------
GAAP Reported:
Net income..............................        $     53.9       $     92.0         $    179.2       $    234.2
                                              ==============  ===============    ===============  ===============

--------------------
(1)  Excludes  net  realized   capital  gains   (losses)  and  their  impact  on
     recognition of front-end fee revenues.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Premiums and other considerations increased $258.7 million to $330.8 million for the three months ended September 30, 2001, from $72.1 million for the three months ended September 30, 2000. The increase primarily resulted from a $257.8 million increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market and our ability to attract new sales.

Fees and other revenues decreased $50.6 million, or 26%, to $140.9 million for the three months ended September 30, 2001, from $191.5 million for the three months ended September 30, 2000. A decrease of $49.4 million related to a decrease in the recognition of front-end fee revenues, a result of changes in assumptions consistent with unlocking of deferred policy acquisition costs and, to a lesser extent, a decrease in surrender charge and market value adjustment revenues from pension products due to a decline in the interest rate environment. In addition, a $4.8 million decrease reflected lower commission fee revenues from sales of variable life insurance products and lower mutual fund fee revenues, a result of a decrease in mutual fund assets under management. These decreases were partially offset by an increase of $3.9 million from Principal Capital Management, a result of revenues attributable to commercial mortgage-backed securitizations.

Net investment income increased $26.9 million, or 5%, to $593.8 million for the three months ended September 30, 2001, from $566.9 million for the three months ended September 30, 2000. The increase reflects a $3,310.1 million, or 11%, increase in average invested assets and cash for the segment, which was partially offset by lower yields. The yield on average invested assets and cash was 7.0% for the three months ended September 30, 2001, compared to 7.4% for the three months ended September 30, 2000, reflecting an increase in cash and cash equivalents balances during the period, which earn lower yields than invested assets.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $284.6 million, or 55%, to $802.8 million for the three months ended September 30, 2001, from $518.2 million for the three months ended September 30, 2000. An increase of $270.2 million in our pension full-service payout business primarily reflected the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies. An additional $20.7 million increase from our pension investment-only business related to an increase in interest credited due to growth in our investment-only business. Partially offsetting these increases was a $7.0 million decrease in our pension full-service accumulation business reflecting a decrease in interest credited, primarily a result of a decline in the interest rate environment.

Operating expenses decreased $27.1 million, or 14%, to $167.4 million for the three months ended September 30, 2001, from $194.5 million for the three months ended September 30, 2000. A decrease of $43.6 million in our pension business related to a decrease in amortization of deferred policy acquisition costs, a result of unlocking deferred policy acquisition costs for changes in assumptions. The decrease was partially offset by an increase of $11.3 million for Principal Bank resulting from growth in bank operations. The decrease was also partially offset by an increase of $6.8 million from Principal Capital Management, reflecting an increase in compensation costs resulting from growth in operations.

Income taxes decreased $16.0 million, or 56%, to $12.8 million for the three months ended September 30, 2001, from $28.8 million for the three months ended September 30, 2000. The effective income tax rate for this segment was 13% for the three months ended September 30, 2001, and 24% for the three months ended September 30, 2000. The effective income tax rates for the three months ended September 30, 2001 and 2000, were lower than the corporate income tax rate of 35% as a result of income tax deductions allowed for corporate dividends received, for which an estimated benefit recognition rate increased during the three months ended September 30, 2001, compared to the three months ended September 30, 2000, and other tax exempt income. The effective income tax rate for the three months ended September 30, 2001, was also reduced due to foreign tax benefits previously included in net investment income.

As a result of the foregoing factors, operating earnings decreased $6.5 million, or 7%, to $82.5 million for the three months ended September 30, 2001, from $89.0 million for the three months ended September 30, 2000.

Net realized capital gains (losses), as adjusted, decreased $31.6 million to $28.6 million of net realized capital losses for the three months ended September 30, 2001, from $3.0 million of net realized gains for the three months ended September 30, 2000. The decrease reflects the current period impact of SFAS 133 for derivatives, losses resulting from the permanent impairment of certain fixed maturity securities and losses on real estate sales in the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The decreases were partially offset by lower losses related to sales of fixed maturity securities, reflecting a decrease in portfolio activity in 2001.

As a result of the foregoing factors, net income decreased $38.1 million, or 41%, to $53.9 million for the three months ended September 30, 2001, from $92.0 million for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Premiums and other considerations increased $387.9 million to $660.8 million for the nine months ended September 30, 2001, from $272.9 million for the nine months ended September 30, 2000. The increase primarily resulted from a $386.8 million increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market and our ability to attract new sales.

Fees and other revenues decreased $80.5 million, or 15%, to $461.7 million for the nine months ended September 30, 2001, from $542.2 million for the nine months ended September 30, 2000. A decrease of $81.6 million related to a decrease in recognition of front-end fee revenues, a result of changes in assumptions consistent with unlocking of deferred policy acquisition costs during the three months ended September 30, 2001, and, to a lesser extent, a decrease in surrender charge and market value adjustment revenues from pension products, primarily due to a declining interest rate environment. A decrease of $9.3 million resulted from intra-segment eliminations. In addition, a $7.4 million decrease reflected lower commission fee revenues primarily from sales of variable life insurance products and third-party mutual funds and lower mutual fund fee revenues, a result of a decrease in mutual fund assets under management. The decreases were partially offset by an increase of $18.2 million from Principal Capital Management due to commercial mortgage-backed securitizations.

Net investment income increased $85.1 million, or 5%, to $1,801.2 million for the nine months ended September 30, 2001, from $1,716.1 million for the nine months ended September 30, 2000. The increase reflects a $2,139.8 million, or 7%, increase in average invested assets and cash for the segment, which was partially offset by lower investment yields. The yield on average invested assets and cash was 7.2% for the nine months ended September 30, 2001, and 7.3% for the nine months ended September 30, 2000, reflecting an increase in cash and cash equivalents balances, which earn lower yields than invested assets.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $434.7 million, or 27%, to $2,045.7 million for the nine months ended September 30, 2001, from $1,611.0 million for the nine months ended September 30, 2000. An increase of $413.3 million in our pension full-service payout business reflected the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies. An additional $62.3 million increase from our pension investment-only business related to an increase in interest credited due to growth in our investment-only business. Partially offsetting the increases was a $45.7 million decrease in our pension full-service accumulation business reflecting a decrease in interest credited, primarily a result of a declining interest rate environment.

Operating expenses increased $13.0 million, or 2%, to $566.9 million for the nine months ended September 30, 2001, from $553.9 million for the nine months ended September 30, 2000. An increase of $26.5 million from Principal Bank resulted from growth in bank operations. Additionally, an increase of $20.6 million from Principal Capital Management reflected an increase in compensation and recruiting costs resulting from growth in operations. The increases were partially offset by a $19.6 million decrease from our pension business related to a decrease in the amortization of deferred policy acquisition costs, a result of unlocking deferred policy acquisition costs for changes in assumptions. The pension expense decrease was partially offset by increases in expenses resulting from initiatives to create growth in operations and a decrease in capitalization of deferred policy acquisition costs. The increases were also partially offset by a $9.3 million decrease resulting from intra-segment eliminations and a $6.0 million decrease primarily in variable life insurance product and mutual fund commissions.

Income taxes decreased $48.3 million, or 48%, to $51.7 million for the nine months ended September 30, 2001, from $100.0 million for the nine months ended September 30, 2000. The effective income tax rate for this segment was 17% for the nine months ended September 30, 2001, and 27% for the nine months ended September 30, 2000. The effective income tax rates for the nine months ended September 30, 2001 and 2000, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received, for which an estimated benefit recognition rate increased during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, and other tax-exempt income. The effective income tax rate for the nine months ended September 30, 2001 was also reduced due to foreign tax benefits previously included in net investment income.

As a result of the foregoing factors, operating earnings decreased $6.9 million, or 3%, to $259.4 million for the nine months ended September 30, 2001, from $266.3 million for the nine months ended September 30, 2000.

Net realized capital losses, as adjusted, increased $37.3 million to $69.4 million for the nine months ended September 30, 2001, from $32.1 million for the nine months ended September 30, 2000. The increase reflects the current period impact of SFAS 133 for derivatives, losses resulting from the permanent impairment of certain equity and fixed maturity securities and fewer real estate sales in the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The increases were partially offset by the positive effects of a change in the mortgage loan valuation allowance, primarily reflecting the decrease in the amount invested in commercial mortgage loans. In addition, there was a decrease in losses related to sales of fixed maturity securities, reflecting a decrease in portfolio activity in 2001.

As a result of the foregoing factors and the inclusion of non-recurring items for the nine months ended September 30, 2001, net income decreased $55.0 million, or 23%, to $179.2 million for the nine months ended September 30, 2001, from $234.2 million for the nine months ended September 30, 2000. Non-recurring items for the nine months ended September 30, 2001, had a negative impact on net income of $10.8 million, net of tax, due to the cumulative effect of accounting change, net of income taxes, related to our implementation of SFAS 133.

International Asset Management and Accumulation Segment

The  table  below  presents  certain  summary  financial  data  relating  to the
International  Asset  Management  and  Accumulation   segment  for  the  periods
indicated:

                                                  For the three                      For the nine
                                                  months ended                       months ended
                                                  September 30,                      September 30,
                                         --------------------------------    --------------------------------
                                              2001              2000              2001              2000
                                         --------------    --------------    --------------    --------------
                                                                   (in millions)
Operating Earnings Data:
Operating revenues (1):
  Premiums and other considerations..       $  184.1          $   59.2          $  294.1         $ 168.1
  Fees and other revenues............           61.8              79.9             201.3           232.9
  Net investment income..............           30.7              24.5              91.3            72.1
                                         --------------    --------------    --------------    --------------
    Total operating revenues.........          276.6             163.6             586.7           473.1

Expenses:
  Benefits, claims and settlement
    expenses.........................          198.8              69.1             338.4           196.0
  Operating expenses.................           83.9              95.7             261.4           279.8
                                         --------------    --------------    --------------    --------------
    Total expenses...................          282.7             164.8             599.8           475.8
                                         --------------    --------------    --------------    --------------
Pre-tax operating loss...............           (6.1)             (1.2)            (13.1)           (2.7)
Income taxes (benefits)..............           (4.1)              0.4              (6.4)            2.6
                                         --------------    --------------    --------------    --------------
Operating loss.......................           (2.0)             (1.6)             (6.7)           (5.3)

Net realized capital gains (losses),
  as adjusted........................            0.9              (0.1)            (20.3)            3.4
Non-recurring items..................            -                 -                 -               -
                                         --------------    --------------    --------------    --------------
GAAP Reported:
Net loss.............................       $   (1.1)         $   (1.7)         $  (27.0)        $  (1.9)
                                         ==============    ==============    ==============    ==============

--------------------
(1)  Excludes  net  realized   capital  gains   (losses)  and  their  impact  on
     recognition of front-end fee revenues.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Premiums and other considerations increased $124.9 million to $184.1 million for the three months ended September 30, 2001, from $59.2 million for the three months ended September 30, 2000. An increase of $137.2 million in Mexico was the result of increased sales of single premium annuities with life contingencies, primarily resulting from the sale of a large group annuity contract. The increase was partially offset by the loss of $8.1 million of premiums and other considerations due to the February 2001 divestiture of our operations in Spain.

Fees and other revenues decreased $18.1 million, or 23%, to $61.8 million for the three months ended September 30, 2001, from $79.9 million for the three months ended September 30, 2000. A decrease of $22.9 million of fee revenues contributed by BT Financial Group primarily resulted from declining assets under management for the three months ended September 30, 2001, and, to a lesser extent, the weakening of the Australian dollar versus the U.S. dollar. The decrease was partially offset by a $3.3 million increase in fee revenues in Mexico, primarily a result of an increase in the number of retirement plan participants.

Net investment income increased $6.2 million, or 25%, to $30.7 million for the three months ended September 30, 2001, from $24.5 million for the three months ended September 30, 2000. An increase of $8.3 million from Principal International related to a 15% increase in average invested assets and cash and an increase in investment yields. The yield on average invested assets and cash was 9.2% for the three months ended September 30, 2001, compared to 7.3% for the three months ended September 30, 2000. The increase in net investment income was partially offset by the $2.2 million loss of net investment income resulting from the divestiture of our operations in Spain.

Benefits, claims and settlement expenses increased $129.7 million to $198.8 million for the three months ended September 30, 2001, from $69.1 million for the three months ended September 30, 2000. An increase in reserve changes and policy and contract benefit payments of $137.9 million in Mexico was primarily the result of the sale of a large group annuity contract with life contingencies. The increase was partially offset by the loss of $10.3 million of benefits, claims and settlement expenses resulting from the divestiture of our operations in Spain.

Operating expenses decreased $11.8 million, or 12%, to $83.9 million for the three months ended September 30, 2001, from $95.7 million for the three months ended September 30, 2000. Operating expenses incurred by BT Financial Group decreased $10.9 million, primarily resulting from the weakening of the Australian dollar versus the U.S. dollar. Ongoing operating expenses incurred by BT Financial Group also decreased. This decrease was offset by an increase in costs associated with staff restructuring efforts undertaken to reduce ongoing operating expenses.

Income tax expense (benefits) decreased $4.5 million to a $4.1 million income tax benefit for the three months ended September 30, 2001, from $0.4 million of income tax expense for the three months ended September 30, 2000. The decrease was primarily due to a decrease in pre-tax operating earnings from BT Financial Group.

As a result of the foregoing factors, operating loss increased $0.4 million, or 25%, to $2.0 million for the three months ended September 30, 2001, from $1.6 million for the three months ended September 30, 2000.

Net realized capital gains (losses), as adjusted, increased $1.0 million to $0.9 million of net realized capital gains for the three months ended September 30, 2001, from $0.1 million of net realized capital losses for the three months ended September 30, 2000. The increase was primarily related to net realized capital losses from our operations in Spain for the three months ended September 30, 2000.

As a result of the foregoing factors, net loss decreased $0.6 million, or 35%, to $1.1 million for the three months ended September 30, 2001, from $1.7 million for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Premiums and other considerations increased $126.0 million, or 75%, to $294.1 million for the nine months ended September 30, 2001, from $168.1 million for the nine months ended September 30, 2000. An increase of $160.7 million in

Mexico was the result of increased sales of single premium annuities with life contingencies, primarily resulting from the sale of a large group annuity contract. The increase was partially offset by the loss of $32.7 million of premiums and other considerations due to the February 2001 divestiture of our operations in Spain.

Fees and other revenues decreased $31.6 million, or 14%, to $201.3 million for the nine months ended September 30, 2001, from $232.9 million for the nine months ended September 30, 2000. A decrease of $44.7 million of fee revenues contributed by BT Financial Group resulted from the weakening of the Australian dollar versus the U.S. dollar and from declining assets under management for the nine months ended September 30, 2001. The decrease was partially offset by a $13.1 million increase in Principal International fee revenues, a result of an increase in the number of retirement plan participants in Mexico, assets under management growth in Argentina and deposits growth in Hong Kong resulting from sales to plans established under the new Mandatory Provident Fund, which started in December 2000.

Net investment income increased $19.2 million, or 27%, to $91.3 million for the nine months ended September 30, 2001, from $72.1 million for the nine months ended September 30, 2000. An increase of $28.3 million from Principal International related to a 19% increase in average invested assets and cash and an increase in investment yields. The yield on average invested assets and cash was 9.4% for the nine months ended September 30, 2001, compared to 7.2% for the nine months ended September 30, 2000. The increase in investment yields was partially due to the impact of inflation adjustments in Chile, which was offset by a corresponding increase in reserve changes. The increase in net investment income was partially offset by the $6.5 million loss of net investment income resulting from the divestiture of our operations in Spain. In addition, a decrease of $1.6 million of equity method net investment income was related to our pro rata share of net loss of ING/Principal Pensions Co., Ltd., a pension company in Japan in which we acquired a minority interest in January 2000.

Benefits, claims and settlement expenses increased $142.4 million, or 73%, to $338.4 million for the nine months ended September 30, 2001, from $196.0 million for the nine months ended September 30, 2000. An increase in reserve changes and policy and contract benefit payments of $161.9 million in Mexico was primarily the result of the sale of a large group annuity contract with life contingencies. An increase of $13.3 million in Chile primarily related to an increase in reserve changes to reflect the impact of inflation adjustments. The increases were partially offset by the loss of $38.0 million of benefits, claims and settlement expenses resulting from the divestiture of our operations in Spain.

Operating expenses decreased $18.4 million, or 7%, to $261.4 million for the nine months ended September 30, 2001, from $279.8 million for the nine months ended September 30, 2000. Operating expenses incurred by BT Financial Group decreased $15.9 million, primarily resulting from the weakening of the Australian dollar versus the U.S. dollar. The decrease was partially offset by an increase in costs associated with staff restructuring efforts undertaken to reduce ongoing operating expenses and an increase in amortization of goodwill and other intangibles. Operating expenses also decreased $5.4 million as a result of the divestiture of our operations in Spain. In addition, a $3.3 million decrease in Chile was primarily due to the weakening of the Chilean peso versus the U.S. dollar and was also due to a commission rate decrease. The decreases were partially offset by an $8.5 million increase in Mexico, primarily attributable to commissions and compensation resulting from increased sales.

Income tax expense (benefits) decreased $9.0 million to a $6.4 million income tax benefit for the nine months ended September 30, 2001, from $2.6 million of income tax expense for the nine months ended September 30, 2000. The decrease was primarily due to a decrease in pre-tax operating earnings from BT Financial Group.

As a result of the foregoing factors, operating loss increased $1.4 million, or 26%, to $6.7 million for the nine months ended September 30, 2001, from $5.3 million for the nine months ended September 30, 2000.

Net realized capital gains (losses), as adjusted, decreased $23.7 million to $20.3 million of net realized capital losses for the nine months ended September 30, 2001, from $3.4 million of net realized capital gains for the nine months ended September 30, 2000. The decrease was primarily due to a $21.0 million after-tax net realized capital loss on the February 2001 sale of our operations in Spain. In addition, a $2.6 million decrease related to net realized capital gains from our operations in Spain for the nine months ended September 30, 2000.

As a result of the foregoing factors, net loss increased $25.1 million to $27.0 million for the nine months ended September 30, 2001, from $1.9 million for the nine months ended September 30, 2000.

Life and Health Insurance Segment

The table below presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                         For the three                     For the nine
                                                         months ended                      months ended
                                                         September 30,                    September 30,
                                                 ------------------------------    ------------------------------
                                                      2001            2000              2001             2000
                                                 --------------  --------------    -------------    -------------
                                                                         (in millions)
Operating Earnings Data:
Operating Revenues(1):
  Premiums and other considerations........         $  740.1        $  779.2         $ 2,255.4       $ 2,462.2
  Fees and other revenues..................             62.1            62.9             191.0           167.9
  Net investment income....................            168.1           162.4             502.1           475.1
                                                 --------------  --------------    -------------    -------------
     Total operating revenues..............            970.3         1,004.5           2,948.5         3,105.2

Expenses:
  Benefits, claims and settlement expenses.            596.7           607.6           1,857.1         1,987.6
  Dividends to policyholders...............             78.0            74.7             236.3           228.6
  Operating expenses.......................            204.5           241.4             627.1           682.2
                                                 --------------  --------------    -------------    -------------
     Total expenses........................            879.2           923.7           2,720.5         2,898.4
                                                 --------------  --------------    -------------    -------------
Pre-tax operating earnings.................             91.1            80.8             228.0           206.8
Income taxes...............................             30.4            27.2              76.4            67.2
                                                 --------------  --------------    -------------    -------------
Operating earnings.........................             60.7            53.6             151.6           139.6

Net realized capital gains (losses), as
  adjusted.................................             (4.3)           (0.4)             (9.0)           49.7
Non-recurring items........................              -               -                 0.1             -
                                                 --------------  --------------    -------------    -------------
GAAP Reported:
Net income.................................         $   56.4        $   53.2         $   142.7       $   189.3
                                                 ==============  ==============    =============    =============

--------------------
(1)  Excludes  net  realized   capital  gains   (losses)  and  their  impact  on
     recognition of front-end fee revenues.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Premiums and other considerations decreased $39.1 million, or 5%, to $740.1 million for the three months ended September 30, 2001, from $779.2 million for the three months ended September 30, 2000. Premium rate increases in 2000 led to increased lapses and lower sales of group medical insurance, which resulted in a $20.7 million decrease in premiums. Group life insurance premium decreased $16.0 million, primarily due to the loss of two large customers and, to a lesser extent, a result of declines in sales during 2001 as we transitioned to a newly established dedicated non-medical sales force.

Fees and other revenues decreased $0.8 million, or 1%, to $62.1 million for the three months ended September 30, 2001, from $62.9 million for the three months ended September 30, 2000. Individual life insurance fee revenues decreased $6.2 million, primarily related to classifying fees from reinsurance ceded for traditional life insurance as operating expenses. These fees were previously reported as fee revenues. The decrease was partially offset by fee revenues from our group fee-for-service business, which increased $5.9 million, primarily due to increases in fee rates and growth in that business.

Net investment income increased $5.7 million, or 4%, to $168.1 million for the three months ended September 30, 2001, from $162.4 million for the three months ended September 30, 2000. The increase was primarily due to a $307.7 million, or 4%, increase in average invested assets and cash for the segment. The yield on average invested assets and cash was 7.5% for both the three months ended September 30, 2001, and the three months ended September 30, 2000.

Benefits, claims and settlement expenses decreased $10.9 million, or 2%, to $596.7 million for the three months ended September 30, 2001, from $607.6 million for the three months ended September 30, 2000. Group medical insurance benefits, claims and settlement expenses decreased $25.7 million due to a reduction in business and improved claim experience, partially offset by reserve releases during the three months ended September 30, 2000. Group life insurance benefits, claims and settlement expenses decreased $13.9 million due to the loss of two large customers and an overall decline in business. Individual disability benefits, claims and settlement expenses decreased $12.6 million, primarily a result of claim reserve strengthening during the three months ended September 30, 2000. The decreases were partially offset by a release of $38.2 million of group Medicare supplement insurance reserves during the three months ended September 30, 2000, resulting from our decision to reinsure 100% of this business effective July 1, 2000.

Dividends to policyholders increased $3.3 million, or 4%, to $78.0 million for the three months ended September 30, 2001, from $74.7 million for the three months ended September 30, 2000. The increase was due to increased dividends on traditional individual life insurance products, a result of a maturing in-force block.

Operating expenses decreased $36.9 million, or 15%, to $204.5 million for the three months ended September 30, 2001, from $241.4 million for the three months ended September 30, 2000. Group life and health insurance operating expenses decreased $35.8 million, primarily resulting from our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000, and due to expense management in response to an overall decline in group life and health insurance business.

Income taxes increased $3.2 million, or 12%, to $30.4 million for the three months ended September 30, 2001, from $27.2 million for the three months ended September 30, 2000. The effective income tax rate for the segment was 33% for the three months ended September 30, 2001, and 34% for the three months ended September 30, 2000. The effective income tax rates for the three months ended September 30, 2001, and 2000, were lower than the corporate income tax rate of 35%, primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $7.1 million, or 13%, to $60.7 million for the three months ended September 30, 2001, from $53.6 million for the three months ended September 30, 2000.

Net realized capital losses, as adjusted, increased $3.9 million to $4.3 million for the three months ended September 30, 2001, from $0.4 million for the three months ended September 30, 2000. The increase in net realized capital losses was primarily due to losses from permanent impairments of fixed maturity securities during the three months ended September 30, 2001.

As a result of the foregoing factors, net income increased $3.2 million, or 6%, to $56.4 million for the three months ended September 30, 2001, from $53.2 million for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Premiums and other considerations decreased $206.8 million, or 8%, to $2,255.4 million for the nine months ended September 30, 2001, from $2,462.2 million for the nine months ended September 30, 2000. Group Medicare supplement insurance premium decreased $99.0 million, resulting from our decision to reinsure 100% of this business effective July 1, 2000. Premium rate increases in 2000 led to increased lapses and lower sales of group medical insurance, which resulted in an $80.2 million decrease in premiums. Group life insurance premium decreased $42.4 million, primarily due to the loss of two large customers and, to a lesser extent, a result of declines in sales during 2001 as we transitioned to a newly established dedicated non-medical sales force. The decreases were partially offset by a $15.2 million increase in group dental insurance premium primarily due to increases in dental premium rates.

Fees and other revenues increased $23.1 million, or 14%, to $191.0 million for the nine months ended September 30, 2001, from $167.9 million for the nine months ended September 30, 2000. Fee revenues from our group fee-for-service business increased $17.7 million, primarily due to increases in fee rates and growth in that business. Fee revenues from individual interest-sensitive life insurance products increased $9.5 million, a result of continued growth in that business. The growth reflected a continued shift in customer preference from individual traditional life insurance products to individual universal life and individual variable universal life insurance products.

Net investment income increased $27.0 million, or 6%, to $502.1 million for the nine months ended September 30, 2001, from $475.1 million for the nine months ended September 30, 2000. The increase was primarily due to a $342.1 million, or 4%, increase in average invested assets and cash for the segment. Net investment income also increased due to an increase in average investment yields for the segment. The yield on average invested assets and cash was 7.5% for the nine months ended September 30, 2001, compared to 7.3% for the nine months ended September 30, 2000, reflecting higher interest yields on fixed income securities backing product liabilities.

Benefits, claims and settlement expenses decreased $130.5 million, or 7%, to $1,857.1 million for the nine months ended September 30, 2001, from $1,987.6 million for the nine months ended September 30, 2000. Group Medicare supplement insurance benefits, claims and settlement expenses decreased $58.9 million, resulting from our decision to reinsure 100% of this business effective July 1, 2000. Group life insurance benefits, claims and settlement expenses decreased $37.2 million due to the loss of two large customers and an overall decline in business. Group medical insurance benefits, claims and settlement expenses decreased $35.4 million, due to a reduction in business and to improved claim experience, partially offset by reserve releases during the nine months ended September 30, 2000.

Dividends to policyholders increased $7.7 million, or 3%, to $236.3 million for the nine months ended September 30, 2001, from $228.6 million for the nine months ended September 30, 2000. The increase was due to increased dividends on traditional individual life insurance products, a result of a maturing in-force block.

Operating expenses decreased $55.1 million, or 8%, to $627.1 million for the nine months ended September 30, 2001, from $682.2 million for the nine months ended September 30, 2000. Group life and health insurance operating expenses decreased $63.1 million, primarily due to a decrease in commissions resulting from our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000, and due to expense management in response to an overall decline in group life and health insurance business. The decrease was offset by an $8.0 million increase in individual life and health insurance operating expenses, primarily attributable to growth in our individual disability insurance business and due to higher amortization of deferred policy acquisition costs related to individual life and individual disability insurance.

Income taxes increased $9.2 million, or 14%, to $76.4 million for the nine months ended September 30, 2001, from $67.2 million for the nine months ended September 30, 2000. The effective income tax rate for the segment was 34% for the nine months ended September 30, 2001, and 32% for the nine months ended September 30, 2000. The effective income tax rate for the nine months ended
September 30, 2001, was lower than the corporate income tax rate of 35% primarily due to tax-exempt income. The effective tax rate for the nine months ended September 30, 2000, was lower than the corporate income tax rate of 35%, primarily due to tax exempt income and a reduction in a tax reserve as a result of a favorable IRS audit event.

As a result of the foregoing factors, operating earnings increased $12.0 million, or 9%, to $151.6 million for the nine months ended September 30, 2001, from $139.6 million for the nine months ended September 30, 2000.

Net realized capital gains (losses), as adjusted, decreased $58.7 million to $9.0 million of net realized capital losses for the nine months ended September 30, 2001, from $49.7 million of net realized capital gains for the nine months ended September 30, 2000. The decrease primarily related to the sale of our investment in United Payors and United Providers. In 2000, we sold our remaining investment and realized an after-tax capital gain of $58.9 million.

As a result of the foregoing factors and the inclusion of non-recurring items for the nine months ended September 30, 2001, net income decreased $46.6 million, or 25%, to $142.7 million for the nine months ended September 30, 2001, from $189.3 million for the nine months ended September 30, 2000. Non-recurring items for the nine months ended September 30, 2001, had a positive impact on net income of $0.1 million, net of tax, due to the cumulative effect of accounting change, net of income taxes, related to our implementation of SFAS 133.

Mortgage Banking Segment

The table below presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                                     For the three                       For the nine
                                                      months ended                        months ended
                                                     September 30,                       September 30,
                                               ------------------------------    ------------------------------
                                                   2001              2000            2001             2000
                                               ------------      ------------    ------------      ------------
                                                                      (in millions)
Operating Earnings Data:
Operating Revenues(1):
  Loan servicing.........................        $  101.5          $   77.0        $  282.5          $  232.2
  Loan production........................           106.2              13.4           218.3              38.9
                                               ------------      ------------    ------------     ------------
    Total operating revenues.............           207.7              90.4           500.8             271.1
Expenses:
  Loan servicing.........................           124.8              62.2           254.3             159.8
  Loan production........................            36.0              17.2            93.8              47.3
                                               ------------      ------------    ------------     ------------
    Total expenses.......................           160.8              79.4           348.1             207.1
                                               ------------      ------------    ------------     ------------
Pre-tax operating earnings...............            46.9              11.0           152.7              64.0
Income taxes.............................            20.4               3.8            57.4              22.4
                                               ------------      ------------    ------------     ------------
Operating earnings.......................            26.5               7.2
                                                                                       95.3              41.6

Net realized capital gains (losses), as
  adjusted...............................             -                 -               -                 -
Non-recurring items......................             -                 -               -                 -
                                               ------------      ------------    ------------     ------------
GAAP Reported:
Net income...............................        $   26.5          $    7.2        $   95.3          $   41.6
                                               ============      ============    ============     ============

--------------------
(1)  Excludes  net  realized   capital  gains   (losses)  and  their  impact  on
     recognition of front-end fee revenues.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Total operating revenues increased $117.3 million to $207.7 million for the three months ended September 30, 2001, from $90.4 million for the three months ended September 30, 2000. An increase of $92.8 million in mortgage loan production revenues was the result of increased mortgage loan production volumes during the three months ended September 30, 2001, due to declining interest rates. In addition, mortgage loan servicing revenues increased $24.5 million, reflecting the growth in the mortgage loan servicing portfolio. Mortgage loan production was $10.5 billion for the three months ended September 30, 2001, compared to $2.4 billion for the three months ended September 30, 2000. The average balance of the servicing portfolio for the three months ended September 30, 2001, was $68.5 billion compared to $52.1 billion for the three months ended September 30, 2000.

Total expenses increased $81.4 million to $160.8 million for the three months ended September 30, 2001, from $79.4 million for the three months ended September 30, 2000. An increase of $62.6 million in mortgage loan servicing expenses was primarily a result of an impairment of capitalized mortgage loan servicing rights and, to a lesser extent, due to growth in the mortgage loan servicing portfolio. Mortgage loan production expenses increased $18.8 million, reflecting the increase in mortgage loan production volume.

Income taxes increased $16.6 million to $20.4 million for the three months ended September 30, 2001, from $3.8 million for the three months ended September 30, 2000, due to an increase in pre-tax operating earnings. The effective income tax rate for this segment was 43% for the three months ended September 30, 2001, and 35% for the three months ended September 30, 2000. The increase in the tax rate was due to the allocation of deferred state taxes relating to both current and prior years, recorded in the three months ended September 30, 2001. This allocation will increase the effective tax rate for this segment to 36% for future reporting periods.

As a result of the foregoing factors, operating earnings and net income increased $19.3 million to $26.5 million for the three months ended September 30, 2001, from $7.2 million for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Total operating revenues increased $229.7 million, or 85%, to $500.8 million for the nine months ended September 30, 2001, from $271.1 million for the nine months ended September 30, 2000. A $179.4 million increase in mortgage loan production revenues reflects the increase in mortgage loan production volume during the nine months ended September 30, 2001. In addition, an increase of $50.3 million in mortgage loan servicing revenues reflects the growth in the mortgage loan servicing portfolio. The decline in interest rates in 2001 resulted in mortgage loan production of $25.9 billion for the nine months ended September 30, 2001, compared to $5.7 billion for the same period a year ago. The average balance of the servicing portfolio was $62.1 billion for the nine months ended September 30, 2001, compared to $51.8 billion for the same period a year ago.

Total expenses increased $141.0 million, or 68%, to $348.1 million for the nine months ended September 30, 2001, from $207.1 million for the nine months ended September 30, 2000. A $94.5 million increase in mortgage loan servicing expenses was primarily a result of an impairment of capitalized mortgage loan servicing rights and, to a lesser extent, due to growth in the mortgage loan servicing portfolio. The impairment was partially offset by an increase in net gains on servicing hedge activity recognized in the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. Mortgage loan production expenses increased $46.5 million, reflecting the increase in mortgage loan production volume.

Income taxes increased $35.0 million to $57.4 million for the nine months ended September 30, 2001, from $22.4 million for the nine months ended September 30, 2000. The effective income tax rate for this segment was 38% for the nine months ended September 30, 2001, and 35% for the nine months ended September 30, 2000. The increase in the tax rate was due to the allocation of deferred state taxes, relating to both current and prior years, recorded in the three months ended September 30, 2001. This allocation will increase the effective tax rate for this segment to 36% for future reporting periods.

As a result of the foregoing factors, operating earnings and net income increased $53.7 million to $95.3 million for the nine months ended September 30, 2001, from $41.6 million for the nine months ended September 30, 2000.

Corporate and Other Segment

The table below presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

                                                           For the three                    For the nine
                                                            months ended                    months ended
                                                           September 30,                    September 30,
                                                     ---------------------------     ---------------------------
                                                         2001           2000             2001            2000
                                                     ------------   ------------     ------------   ------------
                                                                            (in millions)
Operating Earnings Data:
Operating Revenues (1):
     Total operating revenues.....................     $   16.4       $   13.9         $   73.9        $  54.4

Expenses:
     Total expenses...............................         12.0           11.6             25.5           40.9
                                                     ------------   ------------     ------------   ------------
Pre-tax operating earnings........................          4.4            2.3             48.4           13.5
Income taxes (benefits)...........................          7.0          (12.8)            18.9           (5.6)
                                                     ------------   ------------     ------------   ------------
Operating earnings (loss).........................         (2.6)          15.1             29.5           19.1

Net realized capital gains (losses), as adjusted..        (13.2)          10.0            (54.7)          14.6
Non-recurring items...............................         (4.1)          (1.9)           (24.8)         (77.7)
                                                     ------------   ------------     ------------   ------------
GAAP Reported:
Net income (loss).................................     $  (19.9)      $   23.2         $  (50.0)       $ (44.0)
                                                     ============   ============     ============   ============

--------------------
(1)  Excludes  net  realized   capital  gains   (losses)  and  their  impact  on
     recognition of front-end fee revenues.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Total operating revenues increased $2.5 million, or 18%, to $16.4 million for the three months ended September 30, 2001, from $13.9 million for the three months ended September 30, 2000. A $3.2 million increase related to inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. The increase was partially offset by a $0.9 million decrease in net investment income.

Total expenses increased $0.4 million, or 3%, to $12.0 million for the three months ended September 30, 2001, from $11.6 million for the three months ended September 30, 2000. A $3.2 million increase related to inter-segment eliminations included in this segment. The increase was partially offset by a $2.8 million decrease in interest expense as a result of extinguishment of commercial real estate debt on home office properties.

Income tax expense (benefits) increased $19.8 million to $7.0 million of income tax expense for the three months ended September 30, 2001, from a $12.8 million income tax benefit for the three months ended September 30, 2000. The increase was primarily related to a favorable IRS tax audit matter that resulted in an income tax benefit for the three months ended September 30, 2000. In addition, the income tax expense for the three months ended September 30, 2001, increased as a result of foreign tax expense previously included in net investment income.

As a result of the foregoing factors, operating earnings decreased $17.7 million to a $2.6 million operating loss for the three months ended September 30, 2001, from $15.1 million operating earnings for the three months ended September 30, 2000.

Net realized capital gains (losses), as adjusted, decreased $23.2 million to $13.2 million of net realized capital losses for the three months ended September 30, 2001, from $10.0 million of net realized capital gains for the three months ended September 30, 2000. The decrease was primarily due to decreased sales of invested assets, primarily equity securities and real estate, for the three months ended September 30, 2001.

As a result of the foregoing factors and the inclusion of non-recurring items, net income decreased $43.1 million to a $19.9 million net loss for the three months ended September 30, 2001, from $23.2 million net income for the three months ended September 30, 2000. Net income included the negative effect of a non-recurring item, net of tax, related to expenses of our demutualization of $4.1 million and $1.9 million for the three months ended September 30, 2001, and 2000, respectively.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Total operating revenues increased $19.5 million, or 36%, to $73.9 million for the nine months ended September 30, 2001, from $54.4 million for the nine months ended September 30, 2000. Operating revenues increased $21.7 million, primarily as a result of improved investment yields for the segment. The increase was partially offset by a $2.5 million decrease related to inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total expenses decreased $15.4 million, or 38%, to $25.5 million for the nine months ended September 30, 2001, from $40.9 million for the nine months ended September 30, 2000. Interest expense decreased $7.0 million as a result of extinguishment of commercial real estate debt on home office properties. Interest expense on private debt securities and commercial paper issued in connection with the acquisition of BT Financial Group decreased $5.7 million, a result of the impact of the weakening of the Australian dollar versus the U.S. dollar and repayment of the commercial paper. A $2.5 million decrease related to inter-segment eliminations included in this segment. Interest expense also decreased $2.2 million, primarily due to an accrual of interest to be received as a result of the resolution of a favorable IRS tax audit event in 2000. The decreases were partially offset by a $3.2 million increase related to interest expense on short-term borrowings.

Income tax expense (benefits) increased $24.5 million to $18.9 million income tax expense for the nine months ended September 30, 2001, from a $5.6 million income tax benefit for the nine months ended September 30, 2000. As a result of an increase in pre-tax operating earnings, income tax expense increased $12.3 million. The remaining $12.2 million increase was primarily related to a favorable IRS tax audit matter that resulted in an income tax benefit for the nine months ended September 30, 2000. In addition, the income tax expense for the nine months ended September 30, 2001, increased as a result of foreign tax expense previously included in net investment income.

As a result of the foregoing factors, operating earnings increased $10.4 million, or 54%, to $29.5 million for the nine months ended September 30, 2001, from $19.1 million for the nine months ended September 30, 2000.

Net realized capital gains (losses), as adjusted, decreased $69.3 million to $54.7 million of net realized capital losses for the nine months ended September 30, 2001, from $14.6 million of net realized capital gains for the nine months ended September 30, 2000. The decrease was primarily due to an increase in net realized capital losses for the nine months ended September 30, 2001, on sales of equity securities.

As a result of the foregoing factors and the inclusion of non-recurring items, net loss increased $6.0 million, or 14%, to $50.0 million for the nine months ended September 30, 2001, from $44.0 million for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, net income included the negative effect of non-recurring items totaling $24.8 million, net of tax, related to: (1) expenses of our demutualization ($18.9 million) and (2) a loss contingency reserve established for sales practices litigation ($5.9 million). For the nine months ended September 30, 2000, net income included the negative effect of non-recurring items totaling $77.7 million, net of tax, related to:
(1) a loss contingency reserve established for sales practices litigation ($75.0 million) and (2) expenses of our demutualization ($2.7 million).

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The primary source of our liquidity is dividends we receive from Principal Life. We could also receive dividends from our other subsidiaries, including Princor Financial Services Corporation, Principal Financial Services (Australia) Inc., Principal
International de Chile, S.A. and PFG do Brasil Ltda. However, given the historical cash flows of the operations and financial results of these subsidiaries, it is unlikely that we may rely upon them for significant cash flow in the next twelve months. In addition, estimated net proceeds to the Company from the IPO, including the underwriters' exercise of the over-allotment options, totaled $2,018.7 million, of which an estimated $324.9 million was retained by Principal Financial Group, Inc. for working capital, payment of dividends, and other general corporate purposes. An estimated $1,693.8 million was contributed to Principal Life Insurance Company principally to fund demutualization compensation to policyholders in the form of policy credits and cash, and to cover certain expenses related to the demutualization.

The payment of dividends by Principal Life to us is limited by Iowa laws. Under Iowa laws, Principal Life may pay dividends only from the earned profits arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa to pay any dividend that would exceed statutory limitations. The current statutory limitation is the greater of:

o 10% of Principal Life's statutory surplus as of the previous calendar year-end; or
o the net gain from operations of Principal Life determined on a statutory basis for the previous calendar year.

Iowa law gives the Insurance Commissioner of the State of Iowa discretion to disapprove requests for dividends in excess of these limits. Principal Life was able to pay approximately $760.9 million in statutory dividends in 2001 based on its 2000 statutory financial results without being subject to the restrictions on payment of extraordinary stockholder dividends, all of which as of August 24, 2001, has been declared and paid. The ability to make dividends or distributions in the future will depend on the amounts of statutory surplus and net gain from operations determined on a statutory basis for the previous year.

Our primary uses of liquidity could include payment of dividends on our common stock, interest payments and any other payments related to debt servicing, payment of general operating expenses, contributions to subsidiaries, acquisitions and the repurchase of our common stock. Any such repurchases would occur after due consideration and approval by our board of directors.

Sources and Uses of Cash of Consolidated Operations

Net cash provided by operating activities was $2,808.0 million and $1,322.4 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily due to a decrease in cash paid for benefits, claims, settlement expenses and operating expenses and an increase in premiums and other considerations received primarily due to an increase in premiums from single premium group annuities with life contingencies.

Net cash used in investing activities was $3,690.4 million and $263.1 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash used was primarily due to an increase in net cash invested in available-for-sale securities during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, and, to a lesser extent, a decrease in net mortgage loans sold or repaid due to a commercial mortgage securitization that occurred during 2000. Also contributing to the increase in net cash used in investing activities was the increase in mortgage loan servicing rights due to the increase in mortgage loan production volume during 2001.

Net cash provided by financing activities was $186.9 million for the nine months ended September 30, 2001, and net cash used in financing activities was $780.5 million for the nine months ended September 30, 2000. Net cash provided by financing activities increased primarily as a result of a decline in investment contract net withdrawals. Also contributing to the increase was net proceeds received from short-term borrowings.

Cash flow requirements are also supported by committed lines of credit totaling $600.0 million, of which there were no outstanding balances as of September 30, 2001. The lines of credit are available to provide backup of the commercial paper programs.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as to satisfy interest payments and any payments related to debt servicing.

Principal Life

Historically, the principal cash flow sources for Principal Life have been premiums from life and health insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments, proceeds from the sales or maturity of investments and short-term borrowings. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payment of dividends to parent, and payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term borrowings.

Principal Life maintains investment strategies generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer lives, such as life insurance and full-service payout pension products, are matched with assets having similar estimated lives such as mortgage loans, long-term bonds and private placement bonds. Shorter-term liabilities are matched with investments such as short and medium-term fixed maturities. In addition, highly liquid, high quality short-term U.S. Treasury securities and other liquid investment grade fixed maturities are held to fund anticipated operating expenses, surrenders, withdrawals and development and maintenance expenses associated with new products and technologies. See "Quantitative and Qualitative Disclosures about Market Risk--Interest Rate Risk" for a discussion of duration matching.

Our privately placed fixed maturity securities, commercial mortgage loans and real estate investments are generally less liquid than our publicly traded fixed maturity securities. As of September 30, 2001, these asset classes represented approximately 51% of the value of our consolidated invested assets.

Life insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing and acquiring new business. It is important to match the investment portfolio maturities to the cash flow demands of the type of annuity, investment or insurance product being provided. Principal Life continuously monitors benefits, surrenders and maturities to provide projections of future cash requirements. As part of this monitoring process, Principal Life performs cash flow testing of many of its assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing its investment strategy, Principal Life establishes a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and the claims paying ability and financial strength ratings of Principal Life.

Principal Life takes into account asset-liability management considerations in the product development and design process. Contract terms of 97% of Principal Life's interest-sensitive products as of December 31, 2000, include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals; limit the circumstances under which withdrawals are permitted; or assess a surrender charge or market value adjustment relating to the underlying assets. The market value adjustment feature in Principal Life's fixed annuity products adjusts the surrender value of a contract in the event of surrender prior to the end of the contract period to protect Principal Life against losses due to higher interest rates at the time of surrender.

The following table summarizes Principal Life's statutory liabilities for annuities and deposit funds by their contractual withdrawal provisions:

                                                                                                As of
                                                                                            December 31,
                                                                                                2000
                                                                                         -------------------
                                                                                            (in millions)
Statutory Liabilities for Annuities and Deposit Funds:
  Not subject to discretionary withdrawal............................................       $   17,813.8
  Subject to discretionary withdrawal with adjustments:
  Specified surrender charges at book value less surrender charge of 5% or more......              670.9
  Market value adjustments...........................................................           40,535.0
                                                                                         -------------------
     Subtotal........................................................................           59,019.7
  Subject to discretionary withdrawal without adjustments............................            2,138.1
                                                                                         -------------------
     Total...........................................................................       $   61,157.8
                                                                                         ===================

International Operations

BT Financial Group required no infusions of capital for the nine months ended September 30, 2001, and $59.3 million for the nine months ended September 30, 2000, to meet cash flow requirements. We do not anticipate making future capital contributions. Primary sources of cash inflows for BT Financial Group are fee revenues and interest spread earned on margin lending operations. Cash outflows consist primarily of operating expenses.

Principal International is in a development or entry stage in several countries. Historically, principal cash flow sources for Principal International have been pension and annuity deposits, asset management fee revenues, administrative services fee revenues, insurance premiums, income from investments, proceeds from the sales or maturity of investments and short-term borrowings. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payments in connection with investments acquired, and payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term borrowings.

Principal International maintains investment strategies generally intended to provide adequate funds to pay benefits without forced sales of investments. Highly liquid, high quality short-term government securities and other liquid investment grade fixed maturities are held to fund anticipated operating cash outflows and development and maintenance expenses associated with new products and technologies.

Principal International's operating companies monitor benefits, surrenders and maturities to provide projections of future cash requirements. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by factors such as the interest rate environment.

Our Brazilian and Chilean operations produced a positive cash flow from operations in the first nine months of 2001 and in 2000. These cash flows have been historically maintained at the local country level for strategic expansion purposes. Our other international operations have required infusions of capital of $29.7 million for the nine months ended September 30, 2001, to meet the cash outflow requirements of those operations or to fund acquisitions. These other operations are primarily in the start-up stage or are expanding in the short term. Our capital funding of these operations is consistent with our long term strategy to establish viable companies that can sustain future growth from internally generated sources.

Investments

We had total consolidated assets as of September 30, 2001, of $84.0 billion, of which $45.5 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $44.3 billion were held by our U.S. operations and the remaining $1.2 billion were held by our International Asset Management and Accumulation segment.

U.S Investment Operations

Our U.S. invested assets are managed by Principal Capital Management, a subsidiary of Principal Life. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

o credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;
o interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves; and
o    equity risk, relating to adverse fluctuations in a particular common stock.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, establishes all investment policies and reviews and approves all investments. There are nine members on the Investment Committee, two of whom are members of our board of directors. The remaining seven members are senior management members representing various areas of our company.

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams specializing in residential mortgage-backed securities, commercial mortgage-backed securities and public below investment grade securities monitor these investments. We establish a credit review list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for 6 months unless removed by our analyst. The analyst monitors issuers on the list on a continuous basis with a formal review documented every six months.

Our Fixed Income Securities Committee also reviews private transactions on a continuous basis to assess the quality ratings of our privately placed investments. We regularly review our investments to determine whether we should re-rate them, employing the following criteria:

o    material declines in the issuer's revenues or margins;
o    significant management or organizational changes;
o    significant uncertainty regarding the issuer's industry;
o debt service coverage or cash flow ratios that fall below industry-specific thresholds;
o    violation of financial covenants; and
o    other business factors that relate to the issuer.

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. From 1998 through September 30, 2001, the weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was in the 65%-68% range and debt service coverage ratios at loan inception in the 1.6-1.7 times range.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 2% of our U.S. invested assets as of September 30, 2001.

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see "Quantitative and Qualitative Disclosures about Market Risk".

Overall Composition of U.S. Invested Assets

U.S. invested assets as of September 30, 2001, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. We combined our invested assets in the closed block with invested assets outside the closed block in view of the similar asset quality characteristics of the two portfolios. The following discussion analyzes the composition of U.S. invested assets, which includes $4,169.5 million in invested assets of the closed block as of September 30, 2001, but excludes invested assets of the participating separate accounts.

                              U.S. Invested Assets
                                                            As of September 30,           As of December 31,
                                                          ------------------------     ------------------------
                                                                   2001                          2000
                                                          ------------------------     ------------------------
                                                            Carrying       % of          Carrying       % of
                                                             Amount        Total          Amount        Total
                                                          ------------    --------     ------------    --------
                                                                          ($ in millions)
Fixed maturity securities, available-for-sale
  Public..........................................        $  17,861.1        40%       $  14,263.6        35%
  Private.........................................           11,643.5        26           11,611.4        28
Equity securities, available-for-sale.............              720.5         2              666.0         2
Mortgage loans
  Commercial .....................................           10,255.9        23           10,775.3        26
  Residential.....................................              988.0         2              550.5         1
Real estate held for sale ........................              611.7         2              695.4         2
Real estate held for investment...................              528.4         1              696.4         2
Policy loans......................................              826.0         2              803.6         2
Other investments ................................              842.4         2              681.2         2
                                                          ------------     -----       ------------     -----
Total invested assets.............................        $  44,277.5       100%       $  40,743.4       100%
                                                                           =====                        =====

Cash and cash equivalents.........................               47.9                        750.1
                                                          ------------                 ------------

Total invested assets and cash ...................        $  44,325.4                  $  41,493.5
                                                          ============                 ============

We actively manage public fixed maturity securities, including our portfolio of residential mortgage-backed securities, in order to provide liquidity and enhance yield and total return. Our residential mortgage-backed securities are managed to ensure that the securities we hold trade close to or below par in order to manage prepayment risk. This active management has resulted in the realization of capital gains and losses with respect to such investments.

U.S. Investment Results

The yield on U.S. invested assets and on cash and cash equivalents, excluding net realized gains and losses, was 7.3% and 7.4% for the three months ended September 30, 2001, and 2000, respectively, and 7.5% and 7.4% for the nine months ended September 30, 2001, and 2000, respectively.

The table below illustrates the yields on average assets for each of the components of our investment portfolio for the three and nine months ended September 30, 2001, and 2000:

                              U.S. Invested Assets
                              Yields by Asset Type

                                             As of or for the three months              As of or for the nine months
                                                  ended September 30,                        ended September 30,
                                         -------------------------------------     --------------------------------------
                                                2001                 2000                 2001                 2000
                                         -----------------   -----------------     -----------------    -----------------
                                         Yield     Amount    Yield     Amount      Yield     Amount     Yield     Amount
                                         -----   ---------   -----   ---------     -----   ---------    -----   ---------
                                                                        ($ in millions)
Fixed maturity securities,
  available-for-sale
    Gross investment income (1)...        7.5%   $   540.4    7.8%   $   457.1      7.6%   $ 1,585.4     7.6%   $ 1,332.5
    Net realized capital losses...       (0.4)       (27.0)  (0.1)        (2.9)    (0.5)      (104.5)   (0.6)      (105.8)
                                                 ---------           ---------             ---------            ---------
    Total.........................               $   513.4           $   454.2             $ 1,480.9            $ 1,226.7
                                                 =========           =========             =========            =========
    Ending assets (at carrying
      value)......................               $29,504.6           $23,989.8             $29,504.6            $23,989.8
Equity securities,
  available-for-sale
    Gross investment income (1)...        4.6%   $     7.2    1.3%   $     2.1      2.7%   $    14.1     5.3%   $    27.9
    Net realized capital gains
      (losses)....................       (2.5)        (3.9)   7.5         12.0    (11.8)       (61.5)   10.1         52.8
                                                 ---------           ---------             ---------            ---------
    Total.........................               $     3.3           $    14.1             $   (47.4)           $    80.7
                                                 =========           =========             =========            =========
    Ending assets (at carrying
      value)......................               $   720.5           $   630.7             $   720.5            $   630.7
Mortgage loans - Commercial
    Gross investment income (1)...        7.4%   $   189.3    8.0%   $   239.8      7.8%   $   611.4     7.9%   $   728.3
    Net realized capital gains
      (losses)....................       (0.2)        (4.2)   0.1          2.3      0.1         10.7     -            2.7
                                                 ---------           ---------             ---------            ---------
    Total.........................               $   185.1           $   242.1             $   622.1            $   731.0
                                                 =========           =========             =========            =========
    Ending assets (at carrying
      value)......................               $10,255.9           $11,745.2             $10,255.9            $11,745.2
Mortgage loans - Residential
    Gross investment income (1)...        7.8%   $    19.7    7.1%   $     9.1      8.4%   $    48.4    10.9%   $    46.5
    Net realized capital gains
      (losses)....................        -            -      -            -        -            -       -            -
                                                 ---------           ---------             ---------            ---------
    Total.........................               $    19.7           $     9.1             $    48.4            $    46.5
                                                 =========           =========             =========            =========
    Ending assets (at carrying
      value)......................               $   988.0           $   487.9             $   988.0            $   487.9
Real estate
    Gross investment income (1)...        8.8%   $    26.0    8.4%   $    43.8     13.3%   $   126.0     7.9%   $   129.1
    Net realized capital gains
      (losses)....................       (0.4)        (1.1)   3.2         16.5     (0.1)        (1.4)    1.2         19.9
                                                 ----------          ---------             ---------            ---------
      Total.......................               $    24.9           $    60.3             $   124.6            $   149.0
                                                 ==========          =========             =========            =========
    Ending assets (at carrying
      value)......................               $ 1,140.1           $ 2,019.7             $ 1,140.1            $ 2,019.7
Policy loans
    Gross investment income (1)...        6.4%   $    13.2    6.7%   $    13.4      7.0%   $    42.6     6.8%   $    40.2
    Net realized capital gains
      (losses)....................        -            -      -            -        -            -       -            -
                                                 ---------           ---------             ---------            ---------
    Total.........................               $    13.2           $    13.4             $    42.6            $    40.2
                                                 =========           =========             =========            =========
    Ending assets (at carrying
      value)......................               $   826.0           $   798.2             $   826.0            $   798.2
Cash and cash equivalents
    Gross investment income (1)...        9.0%   $     3.2    0.6%   $     0.8      6.2%   $    18.6     3.7%   $    14.4
    Net realized capital gains
      (losses)....................        -            -      -            -        -            -       -            -
                                                 ---------           ---------             ---------            ---------
    Total.........................               $     3.2           $     0.8             $    18.6            $    14.4
                                                 =========           =========             =========            =========
    Ending assets (at carrying
      value)......................               $    47.9           $   661.0             $    47.9            $   661.0
Other investments
    Gross investment income (1)...       13.6%   $    27.6   17.9%   $    21.8     10.2%   $    58.5    11.6%   $    42.0
    Net realized capital gains
      (losses)....................      (19.0)       (38.7)  (6.9)        (8.4)    (9.9)       (56.4)   21.5         77.7
                                                 ---------           ---------             ---------            ---------
    Total.........................               $   (11.1)          $    13.4             $     2.1            $   119.7
                                                 =========           =========             =========            =========
    Ending assets (at carrying
      value)......................               $   842.4           $   448.4             $   842.4            $   448.4
Total before investment expenses
    Gross investment income.......        7.5%   $   826.6    7.8%   $   787.9      7.8%   $ 2,505.0     7.7%   $ 2,360.9
    Net realized capital gains
      (losses)....................       (0.7)       (74.9)   0.2         19.5     (0.7)      (213.1)    0.2         47.3
                                                 ---------           ---------             ---------            ---------
    Total.........................               $   751.7           $   807.4             $ 2,291.9            $ 2,408.2
                                                 =========           =========             =========            =========

Investment expenses...............        0.3%   $    28.2    0.3%   $    34.5      0.3%   $    81.2     0.3%   $    97.0
Net investment income.............        7.3%   $   798.4    7.4%   $   753.4      7.5%   $ 2,423.8     7.4%   $ 2,263.9

--------------------
(1) Yields, which are annualized for interim periods, are based on quarterly average asset carrying values for the three months and nine months ended September 30, 2001, and 2000.

Fixed Maturity Securities

We have classified all of our fixed maturity and equity securities as available-for-sale. Accordingly, we mark such securities to market, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred income taxes, policyholder dividend obligation and an adjustment for the effect on deferred policy acquisition costs that would have occurred had such gains and losses been realized. We write down to fair value securities whose value is deemed other than temporarily impaired. We record writedowns as realized losses included in earnings and adjust the cost basis of such securities to fair value. The new cost basis is not changed for subsequent recoveries in value.

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 66% of total U.S. invested assets as of September 30, 2001, and 63% as of December 31, 2000. The fixed maturity securities portfolio was comprised, based on carrying amount, of 61% in publicly traded fixed maturity securities and 39% in privately placed fixed maturity securities as of September 30, 2001, and 55% in publicly traded fixed maturity securities and 45% in privately placed fixed maturity securities as of December 31, 2000. Included in the privately placed category as of September 30, 2001, were $3.8 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of September 30, 2001, and December 31, 2000, as shown in the table below:

                              U.S. Invested Assets
                   Fixed Maturity Securities by Type of Issuer

                                                              As of September 30,          As of December 31,
                                                                     2001                        2000
                                                            -------------------------   -------------------------
                                                             Carrying         % of       Carrying          % of
                                                              Amount          Total       Amount           Total
                                                            ----------       --------   ----------       --------
                                                                               ($ in millions)
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies...............       $     9.9           -%      $    21.3            -%
States and political subdivisions....................           310.5           1           295.7            1
Non-U.S. governments.................................           637.9           2           604.3            2
Corporate - public...................................        12,372.2          42         8,740.8           34
Corporate - private..................................         9,811.8          33         9,796.6           38
Mortgage-backed securities and other asset
  backed securities..................................         6,362.3          22         6,416.3           25
                                                            ----------       --------   ----------       --------
 Total fixed maturities..............................       $29,504.6         100%      $25,875.0          100%
                                                            ==========       ========   ==========       ========

The international exposure in our U.S. invested assets totaled $3,955.3 million, or 13%, of total fixed maturity securities, as of September 30, 2001, comprised of corporate and foreign government fixed maturity securities. Of the $3,955.3 million as of September 30, 2001, investments totaled $1,050.0 million in the United Kingdom, $731.2 million in the continental European Union, $520.4 million in Asia, $426.1 million in South America, $340.6 million in Australia and $26.2 million in Japan. The remaining $860.8 million was invested in 15 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 15% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of September 30, 2001, our investments in Canada totaled $714.1 million.

The Securities Valuation Office of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The Securities Valuation Office evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories.

The NAIC Designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC Designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's.

The table below presents our total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of September 30, 2001, and December 31, 2000, as well as the percentage, based on estimated fair value, that each designation comprises:

                              U.S. Invested Assets
                Total Fixed Maturity Securities by Credit Quality

                                            As of September 30, 2001                     As of December 31, 2000
                                    -------------------------------------        -------------------------------------
                                                                   % of                                         % of
                  Rating                                           Total                                        Total
 NAIC             Agency             Amortized      Carrying     Carrying         Amortized     Carrying      Carrying
Rating          Equivalent              Cost          Amount      Amount             Cost         Amount       Amount
------   ------------------------   ------------   -----------   --------        ------------   -----------   --------
                                                                     ($ in millions)
1        Aaa/Aa/A................   $  14,837.4    $  15,574.6       53%         $  14,185.3    $  14,496.9       56%
2        Baa.....................      11,095.6       11,527.9       39              9,181.5        9,314.8       36
3        Ba......................       1,793.1        1,746.8        6              1,603.0        1,560.6        6
4        B.......................         444.0          425.7        1                393.9          357.3        2
5        Caa and lower...........          85.1           56.9        -                101.0           68.0        -
6        In or near default......         198.7          172.7        1                125.9           77.4        -
                                    ------------   -----------   --------        -----------    -----------   --------
         Total public
         fixed maturities........   $  28,453.9    $  29,504.6      100%         $  25,590.6    $  25,875.0      100%
                                    ============   ===========   ========        ===========    ===========   ========

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. We typically invest up to 7% of general account cash flow in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolio.

We invest in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets. As of September 30, 2001, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 92%.

The table below shows the carrying amount of our corporate fixed maturity securities by industry category, as well as the percentage of the total corporate portfolio that each industry category comprises as of September 30, 2001, and December 31, 2000.

                              U.S. Invested Assets
           Corporate Fixed Maturity Securities Portfolio by Industry

                                                          As of September 30,           As of December 31,
                                                                  2001                         2000
                                                       -------------------------     -----------------------
                                                        Carrying          % of        Carrying        % of
                                                         Amount           Total        Amount         Total
                                                       -----------      --------     -----------    --------
                                                                          ($ in millions)
Industry Class
Transportation and Public Utilities............        $   7,339.9         33%       $   5,155.0       28%
Finance, Insurance and Real Estate.............            5,519.3         25            4,958.0       27
Manufacturing..................................            4,989.1         23            4,524.8       24
Mining.........................................            1,648.0          7            1,432.9        8
Retail.........................................            1,205.6          5            1,091.1        6
Services.......................................            1,130.5          5            1,037.8        5
Public Administration..........................              150.6          1              131.7        1
Construction...................................              116.1          1              130.2        1
Agriculture, Forestry and Fishing..............               84.9          -               75.9        -
                                                       -----------      --------     -----------     -------
Total..........................................        $  22,184.0        100%       $  18,537.4      100%
                                                       ===========      ========     ===========     =======


We held $6,362.3 million of mortgage-backed and asset-backed securities as of September 30, 2001, and $6,416.3 million as of December 31, 2000. The table below presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held as of the dates indicated.

                              U.S. Invested Assets
                      Mortgage and Asset-Backed Securities


                                          Carrying Amount      Carrying Amount
                                        As of September 30,  As of December 31,
                                               2001                  2000
                                        -------------------  ------------------
                                                        (in millions)

Residential pass-through securities....    $     3,245.8        $    3,426.5
Commercial MBS.........................          1,743.2             1,403.4
Asset-backed securities................          1,373.3             1,586.4
                                           ----------------    ----------------
Total MBSs and asset-backed securities.    $     6,362.3        $    6,416.3
                                           ================    ================


We believe that it is desirable to hold residential mortgage-backed securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of GNMA, FNMA and FHLMC pass-through securities and is actively managed to ensure that the securities held are trading close to or below par, in order to reduce risk of prepayments. As of September 30, 2001, we held no collateralized mortgage obligations in our U.S. invested asset portfolio.

Commercial mortgage-backed securities provide high levels of credit protection, diversification, reduced event risk and enhanced liquidity. Commercial mortgage-backed securities are predominantly comprised of rated large pool securitizations that are individually and collectively diverse by property type, borrower and geographic dispersion.

We purchase asset-backed securities, or ABS, to diversify the overall credit risks of the fixed maturity securities portfolio and to provide attractive returns. The principal risks in holding asset-backed securities are structural and credit risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve issuer/servicer risk where collateral values can become impaired in the event of servicer credit deterioration.

Our ABS portfolio is diversified both by type of asset and by issuer. We actively monitor holdings of asset-backed securities to ensure that the risk profile of each security improves or remains consistent. If we are not receiving an adequate yield for the risk, relative to other investment opportunities, we will attempt to sell the security. Prepayments in the ABS portfolio are, in general, insensitive to changes in interest rates or are insulated to such changes by call protection features. In the event that we are subject to prepayment risk, we monitor the factors that impact the level of prepayment and prepayment speed for those asset-backed securities. To the extent we believe that prepayment risk increases, we may attempt to sell the security and reinvest in another security that offers better yield relative to the risk. In addition, we diversify the risks of asset-backed securities by holding a diverse class of securities, which limits our exposure to any one security.

                              U.S. Invested Assets
                         Asset-Backed Securities by Type

                                      Carrying Amount         Carrying Amount
                                    As of September 30,     As of December 31,
                                           2001                   2000
                                    -------------------    --------------------
                                                    (in millions)

Credit Cards......................     $       134.2          $        220.0
Automobile receivables............              56.9                    72.2
Collateralized debt obligations...             536.6                   579.1
Lease receivables.................             124.3                   198.9
Consumer loans....................             131.7                   145.0
Other.............................             389.6                   371.2
                                       -------------          --------------
Total asset-backed securities.....     $     1,373.3          $      1,586.4
                                       =============          ==============

In accordance with our asset liability risk management techniques, we manage the expected lives of U.S. invested assets to be similar to the lives of our liabilities. Significant amounts of our liabilities have an expected life of six years or less. Therefore, comparable amounts of assets have a similar expected life. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, excluding scheduled sinking funds, as of September 30, 2001, and December 31, 2000, as follows:

                              U.S. Invested Assets
             Fixed Maturity Securities by Contractual Maturity Dates

                                                               As of September 30,           As of December 31,
                                                                      2001                           2000
                                                            ------------------------      -----------------------
                                                            Amortized       Carrying       Amortized     Carrying
                                                               Cost          Amount          Cost         Amount
                                                            ----------   -----------      ----------   ----------
                                                                                 (in millions)

Due in one year or less..............................       $  1,249.4    $  1,257.2      $  1,093.6   $  1,083.8
Due after one year through five years................         11,159.5      11,541.8         9,691.0      9,687.7
Due after five years through ten years...............          5,557.1       5,764.5         5,058.0      5,135.6
Due after ten years..................................          4,448.1       4,578.8         3,505.4      3,551.6
                                                            ----------   -----------      ----------   ----------
   Subtotal..........................................         22,414.1      23,142.3        19,348.0     19,458.7
Mortgage-backed and other securities without a single
   maturity date.....................................          6,039.8       6,362.3         6,242.6      6,416.3
                                                            ----------   -----------      ----------   ----------
   Total.............................................       $ 28,453.9    $ 29,504.6      $ 25,590.6   $ 25,875.0
                                                            ==========   ===========      ==========   ==========

We monitor any decline in the credit quality of fixed maturity securities through the designation of "problem securities", "potential problem securities" and "restructured securities". We define problem securities in our fixed maturity portfolio as securities: (i) as to which principal and/or interest payments are in default or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal "watch list" for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows.

The table below presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities:

                              U.S. Invested Assets
 Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

                                                                      As of September 30,      As of December 31,
                                                                              2001                    2000
                                                                      -------------------      ------------------
                                                                                     ($ in millions)

Total fixed maturity securities (public and private)............         $   29,504.6             $  25,875.0
                                                                         ============             ===========

Problem fixed maturity securities...............................         $      177.6             $      79.0
Potential problem fixed maturity securities.....................                179.1                   132.5
Restructured fixed maturity securities..........................                103.1                    48.6
                                                                         ------------             -----------

Total problem, potential problem and restructured fixed maturity
securities......................................................         $      459.8             $     260.1
                                                                         ============             ===========
Total problem, potential problem and restructured fixed maturity
securities as a percent of total fixed maturity securities......                  2%                      1%

Equity Securities

Our equity securities consist primarily of investments in common stocks. We classify our investment in common stocks as available for sale and report them at estimated fair value. We report unrealized gains and losses on common stocks as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred acquisition costs that would have occurred if such gains and losses had been realized.

Investments in equity securities, totaled $720.5 million and $666.0 million, which represented 2% of U.S. invested assets as of September 30, 2001, and December 31, 2000, respectively. Investments in company-sponsored funds totaled $438.2 million, or 61%, of our U.S. equity securities as of September 30, 2001. These sponsored funds are intended to be marketed to our asset management clients. Of company-sponsored funds, $293.0 million represented underlying investments in publicly-traded equities, $139.7 million represented investments in publicly-traded fixed income securities and $5.5 million in balanced funds which represented investments in both publicly-traded equities and fixed income securities as of September 30, 2001. The remaining balance of equity securities is a mixture of public and private securities acquired for investment purposes or which were acquired through equity participation features of below investment grade bonds or through recoveries of defaulted securities.

Mortgage Loans

Mortgage loans comprised 25% of total U.S. invested assets as of September 30, 2001, and 27% as of December 31, 2000. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $10,255.9 million as of September 30, 2001, and $10,775.3 million as of December 31, 2000, or 91% and 95%, of total mortgage loan investments, respectively. Residential mortgages comprised $988.0 million and $550.5 million, or 9% and 5%, of total mortgage loan investments as of September 30, 2001, and December 31, 2000, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements.

On September 30, 2000, we completed a securitization of $598.0 million of general account commercial loans comprised of 102 loans. We sold $578.4 million of investment grade bonds into the market and we retained $28.7 million of interest only bonds.

Commercial Mortgage Loans. Commercial mortgages play an important role in our investment strategy by:

o providing strong risk adjusted relative value in comparison to other investment alternatives;
o    enhancing total returns; and
o    providing strategic portfolio diversification.

As a result, we have focused on constructing a solid, high quality portfolio of mortgages. Our portfolio is generally comprised of mortgages with conservative loan-to-value ratios, high debt service coverages and general purpose property types with a strong credit tenancy.

Our commercial loan portfolio consists of primarily non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised of general-purpose industrial properties, manufacturing office properties and credit oriented retail properties.

California accounted for 22% of our commercial mortgage loan portfolio as of September 30, 2001. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The following is a summary of our commercial mortgage loans by property type and geographic area as of September 30, 2001, and December 31, 2000.

                              U.S. Invested Assets
                  Commercial Mortgage Loan Distribution by Type

                                            As of September 30,         As of December 31,
                                                    2001                       2000
                                           ---------------------      ---------------------
                                            Carrying       % of        Carrying        % of
                                             Amount        Total        Amount        Total
                                           ----------      -----      ----------      -----
                                                           ($ in millions)
Office........................             $  3,352.3        32%      $  3,273.5        30%
Retail........................                3,249.7        32          3,612.7        34
Industrial....................                3,155.1        31          3,381.6        31
Apartments....................                  409.2         4            419.7         4
Mixed use/other...............                  115.0         1            130.2         1
Hotel.........................                   63.6         1             65.6         1
Valuation allowance...........                  (89.0)       (1)          (108.0)       (1)
                                           ----------      -----      ----------      -----
   Total......................             $ 10,255.9       100%      $ 10,775.3       100%
                                           ==========      =====      ==========      =====



                              U.S. Invested Assets
                 Commercial Mortgage Loan Distribution by Region

                                            As of September 30,        As of December 31,
                                                    2001                      2000
                                           ---------------------      ---------------------
                                            Carrying       % of        Carrying       % of
                                             Amount        Total        Amount        Total
                                           ----------      -----      ----------      -----
                                                           ($ in millions)
Region:
Pacific.........................           $  2,648.1        26%      $  2,774.8        26%
South Atlantic..................              2,389.6        23          2,630.5        24
Middle Atlantic.................              1,720.6        17          1,664.9        15
East North Central..............                987.5        10          1,006.2         9
West South Central..............                801.3         8            886.4         8
Mountain........................                643.3         6            600.2         6
West North Central..............                417.8         4            439.9         4
New England.....................                376.9         4            495.9         5
East South Central..............                359.8         3            384.5         4
Valuation allowance.............                (89.0)       (1)          (108.0)       (1)
                                           ----------      -----      ----------      -----
   Total........................           $ 10,255.9       100%      $ 10,775.3       100%
                                           ==========      =====      ==========      =====

The amortized cost of commercial mortgage loans by contractual maturity dates, excluding scheduled sinking funds as of September 30, 2001, and December 31, 2000, are as follows:

                              U.S. Invested Assets
               Commercial Mortgage Loan Portfolio Maturity Profile

                                            As of September 30,           As of December 31,
                                                    2001                          2000
                                          ------------------------      ------------------------
                                           Amortized        % of         Amortized        % of
                                             Cost           Total          Cost           Total
                                          -----------     --------      -----------     --------
                                                                  ($ in millions)
Due in one year or less..............     $     882.5          9%       $     675.8          6%
Due after one year through five years         3,156.0         30            3,033.4         28
Due after five years through ten years        3,225.6         31            3,900.7         36
Due after ten years..................         3,080.8         30            3,273.4         30
                                          -----------     --------      -----------     --------
   Total.............................     $  10,344.9        100%       $  10,883.3        100%
                                          ===========     ========      ===========     ========

We actively monitor and manage our commercial mortgage loan portfolio. Substantially all loans within the portfolio are analyzed regularly, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets and are internally rated. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal "watch list". Among criteria which would indicate a potential problem are: imbalances in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and writedowns for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we establish a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect such losses in our consolidated results of operations. Such increases (decreases) in valuation allowances aggregated $(19.0) million for the nine months ended September 30, 2001, and $(9.8) million for the year ended December 31, 2000.

We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on the "watch list", or which currently has a valuation allowance. We categorize loans which are delinquent, loans in process of foreclosure and loans to borrowers in bankruptcy as "problem" loans. Potential problem loans are loans placed on an internal "watch list" for which management has concerns as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred as "restructured" loans. We also consider matured loans that are refinanced at below market rates as restructured.

We charge mortgage loans deemed to be uncollectible against the allowance for losses and credit subsequent recoveries to the allowance for losses. We maintain the allowance for losses at a level management believes to be adequate to absorb estimated probable credit losses. Management bases its periodic evaluation of the adequacy of the allowance for losses on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may change.

The table below represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. Invested Assets
                     Commercial Mortgage Valuation Allowance

                                                                  As of September 30,        As of December 31,
                                                                          2001                     2000
                                                                  -------------------      --------------------
                                                                                 ($ in millions)
Beginning balance.........................................           $     108.0              $     117.8
Provision.................................................                  10.5                      3.0
Release due to writedowns, sales and foreclosures.........                 (29.5)                   (12.8)
                                                                     -----------              -----------
Ending balance............................................           $      89.0              $     108.0
                                                                     ===========              ===========
Valuation allowance as % of carrying value before reserves                   1%                       1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages as of the dates indicated:

                              U.S. Invested Assets
 Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

                                                                   As of September 30,      As of December 31,
                                                                          2001                      2000
                                                                   -------------------      -------------------
                                                                                 ($ in millions)
Total commercial mortgages ...................................        $    10,255.9            $    10,775.3
                                                                      =============            =============

Problem commercial mortgages(1)...............................        $        21.0            $         8.9
Potential problem commercial mortgages .......................                 67.1                     58.9
Restructured commercial mortgages ............................                 40.8                     92.6
                                                                      -------------            -------------
Total problem, potential problem and restructured
     commercial mortgages ....................................        $       128.9            $       160.4
                                                                      =============            =============
 Total problem, potential problem and restructured commercial
     mortgages as a percent of total commercial mortgages.....                  1%                       1%


(1) Problem commercial mortgages included mortgage loans in foreclosure of $6.0 million as of December 31, 2000. There were no mortgage loans in foreclosure as of September 30, 2001.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of September 30, 2001, and December 31, 2000, the carrying amount of equity real estate investment was $1,140.1 million and $1,391.8 million, or 3% and 4% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures. We continue to focus on a long-term strategy of reducing our real estate equity portfolio.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $528.4 million as of September 30, 2001, and $696.4 million as of December 31, 2000. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the nine months ended September 30, 2001, and the year ended December 31, 2000, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of September 30, 2001, and December 31, 2000, was $611.7 million and $695.4 million, net of valuation allowances of $17.4 million and $40.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Derivatives

We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate futures and interest rate swaps and swaptions. We use interest rate futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the interest rate characteristics of specific assets and liabilities as well as an entire portfolio. Occasionally, we will sell a callable liability or a liability with attributes similar to a call option. In these cases, we will use interest rate swaptions or similar products to hedge the risk of early liability payment, thereby transforming the callable liability into a fixed term liability.

We also seek to reduce call or prepayment risk arising from changes in interest rates in individual investments. We limit our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer, and we require additional yield on these investments to compensate for the risk that the issuer will exercise such option. An example of an investment we limit because of the option risk is residential mortgage-backed securities. We assess option risk in all investments we make and, when we take that risk, we price for it accordingly.

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2001, was $3,099.7 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk of these funding agreements and securities. As of September 30, 2001, the fair value of our foreign currency denominated fixed maturity securities was $334.5 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2001, was $379.0 million.

In conjunction with the interest rate swaps, interest rate swaptions and other derivatives, we are exposed to counterparty risk, or the risk that counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

o    establishing  exposure  limits  which  take  into  account   non-derivative
     exposure we have with the counterparty as well as derivative exposure;

o performing similar credit analysis prior to approval on each derivatives counterparty that we do when lending money on a long-term basis;
o    limiting exposure to AA- credit or better;
o conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction; and
o    daily monitoring of counterparty credit ratings.

All new derivative counterparties are approved by the investment committee. We believe the risk of incurring losses due to nonperformance by our counterparties is remote and that such losses, if any, would not be material. Futures contracts trade on organized exchanges and, therefore, effectively have no credit risk.

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of September 30, 2001, and December 31, 2000:

                              U.S. Invested Assets
                        Derivative Financial Instruments

                                                     As of September 30,         As of December 31,
                                                              2001                      2000
                                                     -------------------      ----------------------
                                                     Notional     % of        Notional        % of
                                                      Amount      Total        Amount         Total
                                                     ---------    ------      ---------       ------
                                                                       ($ in millions)

Foreign currency swaps..........................     $ 3,478.7      17%       $ 2,745.0         26%
Interest rate floors............................       2,550.0      12          2,450.0         23
Interest rate swaps.............................       3,188.6      15          2,391.5         23
Mortgage-backed forwards and options............       8,312.5      40          1,898.3         18
Swaptions ......................................       2,735.0      13            697.7          7
Call options....................................          30.0       -             30.0          -
US treasury futures.............................          75.9       -            183.2          2
Currency forwards...............................          39.4       -             39.4          -
Forwards........................................         153.1       1              -            -
Principal Only swaps............................         250.0       1              -            -
Treasury rate guarantees........................         191.0       1             60.0          1
                                                     ---------    ------        ---------     ------
   Total........................................     $21,004.2     100%       $10,495.1        100%
                                                     =========    ======      =========       ======


                              U.S. Invested Assets
                        Derivative Financial Instruments

                                                      As of September 30,     As of December 31,
                                                              2001                    2000
                                                     -------------------      ------------------
                                                       Credit     % of          Credit     % of
                                                      Exposure    Total        Exposure    Total
                                                     ---------    ------      ---------    -----
                                                                      ($ in millions)
Foreign currency swaps..........................     $    40.2      10%       $    45.3     42%
Interest rate floors............................           4.3       1             20.0     18
Interest rate swaps.............................          34.2       9             14.1     13
Call options....................................           9.5       2             12.3     11
Swaptions ......................................           8.0       2             11.8     11
Currency forwards...............................           9.9       3              5.5      5
Principal Only swaps............................           0.7       -              -        -
Mortgage-backed forwards and options............         284.2      73              -        -
                                                     ---------    ------      ---------    -----
   Total........................................     $   391.0     100%       $   109.0    100%
                                                     =========    ======      =========    =====

Other Investments

Our other investments totaled $842.4 million as of September 30, 2001, compared to $681.2 million as of December 31, 2000. Our investment in Coventry is included in other investments as we accounted for it using the equity method. As of September 30, 2001, our carrying value in Coventry was $139.4 million. Also included in other investments is a $131.3 million investment in an Australian hotel trust, which we acquired in connection with our acquisition of BT Financial Group. With the adoption of SFAS 133 on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $152.1 million in other investments as of September 30, 2001. The remaining investment assets include leases and other private equity investments.

Securities Lending

The terms of our securities lending program, approved in 1999, allow us to lend our securities to major brokerage firms. Our policy requires an initial minimum of 102% of the fair value of the loaned securities as collateral. Although we lend from time to time during the financial reporting quarters, we had no securities on loan as of December 31, 2000. Our securities on loan as of September 30, 2001, had a fair value of $347.1 million.

International Investment Operations

As of September 30, 2001, our international investment operations consist of the investments of Principal International and BT Financial Group and comprise $1.2 billion in invested assets, which primarily represent the assets of Principal International. Principal Capital Management works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies which are approved by Principal Capital Management. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Capital Management. A credit committee comprised of Principal Capital Management employees and international affiliate company chief investment officer's review each corporate credit annually. In addition, employees from our U.S. operations who serve on the credit committee currently hold investment positions in two of our international affiliates. Principal Capital Management provides annual credit approval training to Principal International personnel.

Overall Composition of International Invested Assets

As shown in the table below, the major categories of international invested assets as of September 30, 2001, and December 31, 2000, were fixed maturity securities and residential mortgage loans:

                          International Invested Assets

                                                            As of September 30,     As of December 31,
                                                                    2001                    2000
                                                           -------------------      ------------------
                                                            Carrying      % of       Carrying     % of
                                                             Amount      Total       Amount      Total
                                                           -----------   -----      ----------   -----
                                                                          ($ in millions)
Fixed maturity securities, available-for-sale
   Public.........................................         $    844.9      68%      $    948.6     70%
   Private........................................               52.6        4            16.3      1
Equity securities, available-for-sale.............               43.8        4            76.9      6
Mortgage loans
   Residential....................................              165.9       13           166.9     12
Real estate held for investment...................                7.3        1             8.7      1
Other investments ................................              128.4       10           129.8     10
                                                           ----------    -----       ---------   -----
Total invested assets.............................         $  1,242.9     100%      $  1,347.2    100%
                                                           ==========    =====      ==========   =====

Cash and cash equivalents.........................              183.2                    176.5
                                                           -----------              ----------

Total invested assets and cash ...................         $   1,426.1              $  1,523.7
                                                           ===========              ==========

International Investment Results

The yield on international invested assets and on cash and cash equivalents, excluding net realized gains and losses, was 9.0% and 6.6% for the three months ended September 30, 2001, and 2000, respectively, and 8.3% and 6.6% for the nine months ended September 30, 2001, and 2000, respectively.

The table below illustrates the yields on average assets for each of the components of our investment portfolio for the three and nine months ended September 30, 2001, and 2000:

                          International Invested Assets
                              Yields by Asset Type

                                            As of or for the three months              As of or for the nine months
                                                  ended September 30,                        ended September 30,
                                         ------------------------------------      ------------------------------------
                                                2001                 2000                2001                  2000
                                         ----------------    ----------------      ----------------    ----------------
                                         Yield   Amount      Yield   Amount        Yield    Amount     Yield   Amount
                                         -----  ---------    -----  ---------      -----  ---------    -----  ---------
                                                                        ($ in millions)
Fixed maturity securities,
  available-for-sale
    Gross investment income (1)...       10.1%   $   21.8     6.7%   $   15.3       9.2%   $   64.2     7.2%   $   47.8
    Net realized capital gains
      (losses)....................       (1.1)       (2.3)    -          (0.1)     (0.5)       (3.4)    0.5         3.7
                                                ---------           ---------             ---------           ---------
    Total.........................               $   19.5            $   15.2              $   60.8            $   51.5
                                                =========           =========             =========           =========
    Ending assets (at carrying
      value)......................               $  897.5            $  913.3              $  897.5            $  913.3
Equity securities,
  available-for-sale
    Gross investment income (1)...        1.9%   $    0.2     0.5%   $    0.1       0.4%   $    0.2     0.7%   $    0.5
    Net realized capital gains....        1.9         0.2     8.6         1.9       2.0         0.9     1.9         1.3
                                                ---------           ---------             ---------           ---------
    Total.........................               $    0.4            $    2.0              $    1.1            $    1.8
                                                =========           =========             =========           =========
    Ending assets (at carrying
      value)......................               $   43.8            $   85.0              $   43.8            $   85.0
Mortgage loans - Residential
    Gross investment income (1)...        8.7%   $    3.7     8.7%   $    3.1      10.3%   $   12.9     8.8%   $    8.0
    Net realized capital gains
      (losses)....................        -           -       -           -         -           -       -           -
                                                ---------           ---------             ---------           ---------
    Total.........................               $    3.7            $    3.1              $   12.9            $    8.0
                                                =========           =========             =========           =========
    Ending assets (at carrying
      value)......................               $  165.9            $  150.6              $  165.9            $  150.6
Real estate
    Gross investment income (1)...        5.2%   $    0.1     3.9%   $    0.1       8.3%   $    0.5     5.4%   $    0.4
    Net realized capital gains
      (losses)....................        -           -       -           -         -           -       -           -
                                                ---------           ---------             ---------           ---------
    Total.........................               $    0.1            $    0.1              $    0.5            $    0.4
                                                =========           =========             =========           =========
    Ending assets (at carrying
      value)......................               $    7.3            $   10.0              $    7.3            $   10.0
Cash and cash equivalents
    Gross investment income (1)...        3.8%   $    1.5     4.3%   $    2.2       3.7%   $    5.0     3.9%   $    5.7
    Net realized capital gains
      (losses)....................        -           -       -           -         -           -       -           -
                                                ---------           ---------             ---------           ---------
    Total.........................               $    1.5            $    2.2              $    5.0            $    5.7
                                                =========           =========             =========           =========
    Ending assets (at carrying
      value)......................               $  183.2            $  187.3              $  183.2            $  187.3
Other investments
    Gross investment income (1)...       12.0%   $    3.6    13.7%   $    4.2       9.7%   $    9.4     9.4%   $   11.2
    Net realized capital gains
      (losses)....................      (12.7)       (3.8)   (1.3)       (0.4)    (43.5)      (42.1)    0.1         0.1
                                                ---------           ---------             ---------           ---------
    Total.........................               $   (0.2)           $    3.8              $  (32.7)           $   11.3
                                                =========           =========             =========           =========
    Ending assets (at carrying
      value)......................               $  128.4            $  120.5              $  128.4            $  120.5
Total before investment expenses
    Gross investment income.......        9.1%   $   30.9     6.8%   $   25.0       8.3%   $   92.2     6.7%   $   73.6
    Net realized capital gains
      (losses)....................       (1.7)       (5.9)    0.4         1.4      (4.0)      (44.6)    0.5         5.1
                                                ---------           ---------             ---------           ---------
    Total.........................               $   25.0            $   26.4              $   47.6            $   78.7
                                                =========           =========             =========           =========

Investment expenses...............        0.1%   $    0.2     0.1%   $    0.5       0.1%   $    0.9     0.1%   $    1.5
Net investment income.............        9.0%   $   30.7     6.6%   $   24.5       8.3%   $   91.3     6.6%   $   72.1

--------------------
(1) Yields, which are annualized for interim periods, are based on quarterly average asset carrying values for the three months and nine months ended September 30, 2001, and 2000.

Fixed Maturity Securities

Fixed maturity securities consist primarily of publicly traded debt securities and represented 72% of total international invested assets as of September 30, 2001, and 71% as of December 31, 2000. Fixed maturity securities were diversified by type of issuer as of September 30, 2001, and for the year ended December 31, 2000, as shown in the following table:

                          International Invested Assets
                   Fixed Maturity Securities by Type of Issuer

                                                            As of September 30,       As of December 31,
                                                                    2001                      2000
                                                            --------------------      -------------------
                                                            Carrying       % of       Carrying      % of
                                                             Amount        Total       Amount       Total
                                                            --------       -----      --------      -----
                                                                          ($ in millions)
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies..............       $   0.5          -%       $   1.8         -%
Non-U.S. governments.................................         317.0         35          313.6        32
Corporate - public...................................         304.3         34          376.5        39
Corporate - private..................................          52.6          6           16.3         2
Mortgage-backed securities and other asset
   backed securities.................................         223.1         25          256.7        27
                                                            --------       -----      --------      -----
Total fixed maturities...............................       $ 897.5        100%       $ 964.9       100%
                                                            ========       =====      ========      =====

The fixed maturity securities held by the international operations have not been rated by external agencies and cannot be presented in a comparable rating agency equivalent.

The issuers of the majority of our fixed maturity corporate securities are mainly banks and are categorized in the finance, insurance and real estate category as shown in the table below:

                          International Invested Assets
                Corporate Fixed Maturities Portfolio by Industry

                                            As of September 30,     As of December 31,
                                                    2001                    2000
                                            -------------------     ------------------
                                            Carrying      % of      Carrying      % of
                                             Amount       Total      Amount      Total
                                            --------      -----     --------     -----
                                                            ($ in millions)
Industry Class
Transportation and public utilities.....    $  41.4        12%      $ 100.6       26%
Finance, insurance and real estate......      175.1        49         240.3       61
Manufacturing...........................       15.8         4          13.6        3
Mining..................................        -           -           -          -
Services................................       49.7        14          11.8        3
Retail..................................       30.7         9          26.2        7
Public administration...................        0.1         -           -          -
Construction............................       44.1        12           0.3        -
                                            -------       -----     -------      -----
Total...................................    $ 356.9       100%      $ 392.8      100%
                                            =======       =====     =======      =====

The international operations held $223.1 million of residential pass-through securities as of September 30, 2001, and $256.7 million as of December 31, 2000.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates excluding scheduled sinking funds, as of September 30, 2001, and December 31, 2000, were as follows:

                          International Invested Assets
             Fixed Maturity Securities by Contractual Maturity Dates

                                                               As of September 30,           As of December 31,
                                                                      2001                           2000
                                                            ------------------------     -------------------------
                                                            Amortized       Carrying     Amortized        Carrying
                                                               Cost          Amount         Cost           Amount
                                                            ---------       --------     ---------        --------
                                                                                 (in millions)
Due in one year or less..............................       $    82.0       $   82.0     $    31.6        $   29.2
Due after one year through five years................            91.7           93.5          91.8            95.3
Due after five years through ten years...............           193.9          196.7         215.6           217.2
Due after ten years..................................           311.5          302.2         356.4           366.5
                                                            ---------       --------     ---------        --------
   Subtotal..........................................           679.1          674.4         695.4           708.2
Mortgage-backed and other securities without a single
   maturity date.....................................           218.4          223.1         253.5           256.7
                                                            ---------       --------     ---------        --------
   Total.............................................       $   897.5       $  897.5     $   948.9        $  964.9
                                                            =========       ========     =========        ========

Equity Securities

Our equity securities represented 4% of international invested assets as of September 30, 2001, and 6% as of December 31, 2000. Our equity securities consisted of $30.6 million in mutual funds and $13.2 million in common stock as of September 30, 2001.

Residential Mortgage Loans

Our Chilean operations originate residential mortgage loans. Residential mortgage loans comprised $165.9 million, or 13%, of international invested assets as of September 30, 2001, and $166.9 million, or 12%, as of December 31, 2000.

Derivatives

Our use of derivative instruments includes foreign currency swaps, interest rate swaps and currency forwards. The following tables present our position in, and credit exposure to, derivative financial instruments as of September 30, 2001, and December 31, 2000.

                          International Invested Assets
                        Derivative Financial Instruments

                                As of September 30,         As of December 31,
                                        2001                     2000
                               --------------------      ---------------------
                               Notional       % of       Notional        % of
                                Amount        Total       Amount         Total
                               --------       -----      --------        -----
                                              ($ in millions)

Foreign currency swaps...      $  693.6        40%       $  665.0         39%
Interest rate swaps......         665.0        38           665.0         39
Currency forwards........         380.0        22           380.0         22
                               --------       -----      --------        -----
   Total.................      $1,738.6       100%       $1,710.0        100%
                               ========       =====      ========        =====

                          International Invested Assets
                        Derivative Financial Instruments

                              As of September 30,       As of December 31,
                                    2001                      2000
                             --------------------      -------------------
                              Credit        % of       Credit        % of
                             Exposure       Total      Exposure      Total
                             --------       -----      --------      -----
                                              ($ in millions)

Interest rate swaps......    $   72.7         37%      $   39.1        42%
Foreign currency swaps...        57.2         29           28.4        30
Currency forwards........        67.4         34           26.2        28
                             --------       -----      --------      -----
   Total.................    $  197.3        100%      $   93.7       100%
                             ========       =====      ========      =====

Other Investments

Our other investments totaled $128.4 million as of September 30, 2001, compared to $129.8 million as of December 31, 2000. Of the $128.4 million, $35.5 million is related to subordinated notes in BT Financial Group's margin lending program, $37.7 million represents our investments in unconsolidated subsidiaries in Brazil, Japan and India, $19.5 million represents BT Financial Group's investment in unit trusts, $35.3 million represents other invested assets from our Chilean operations and $0.4 million represents other invested assets from our Mexican operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures and Risk Management

Market risk is the risk that we will incur losses due to adverse fluctuations in market rates and prices. Our primary market risk exposure is to changes in interest rates, although we also have exposures to changes in equity prices and foreign currency exchange rates.

The active management of market risk is an integral part of our operations. We manage our overall market risk exposure within established risk tolerance ranges by using the following approaches:

o    rebalance our existing asset or liability portfolios;
o    control the risk structure of newly acquired assets and liabilities; or
o use derivative instruments to modify the market risk characteristics of existing assets or liabilities or assets expected to be purchased.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Our exposure to interest rate risk stems largely from our substantial holdings of guaranteed fixed rate liabilities in our U.S. Asset Management and Accumulation segment.

We seek to earn returns on investments that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations.

We manage the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. One of the measures we use to quantify this exposure is duration. Duration measures the change in the fair value of assets and liabilities for given changes in interest rates. For example, if interest rates increase by a hypothetical 100 basis points, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%.

To calculate duration, we project asset and liability cashflows. These cashflows are discounted to a net present value basis using a spot yield curve, which is a blend of the spot yield curves for each of the asset types in the portfolio. Duration is calculated by re-calculating these cashflows and redetermining the net present value based upon an alternative level of interest rates, and determining the percentage change in fair value.

As of September 30, 2001, the difference between the asset and liability durations on our primary duration managed portfolio was -0.12 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines dictate that total duration gaps between the asset and liability portfolios must be within 0.25 years. The value of the assets in this portfolio was $24,691.7 million as of September 30, 2001.

We also manage interest rate risk by employing a partial duration analysis. With this technique, the yield curve is dissected into various term components and a partial duration is calculated for each. Each partial duration represents the potential change in fair value of the asset or liability to interest rate shift in rates in the applicable component of the yield curve. We minimize potential volatility in the fair value of surplus of Principal Life as a result of changes in the yield curve by managing each partial duration gap between the assets and liabilities within established guidelines.

With respect to our primary duration managed portfolio, we use several methods to correct any potential total or partial duration gaps that are outside of our established risk tolerance ranges. We can rebalance the existing asset or liability portfolios or we can redirect new asset purchases until the asset portfolio is better aligned with the liabilities and our duration gaps are back within their limits. If a more expedient correction is desired, another method we use is forward interest rate swaps. These swaps are designed to move duration exposure from one specific point on the yield curve to another, and are an efficient way to quickly shift the partial and total duration profile of the asset portfolio so that duration gaps and hence interest rate risk is minimized.

For products such as whole life insurance, term life insurance and single premium deferred annuities, the liability cashflow is less predictable, and a duration-matching strategy is less reliable and manageable. We do, however, try to manage the duration of these portfolios. For these products, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of September 30, 2001, the weighted-average difference between the asset and liability durations on these portfolios was 1.2 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $12,470.8 million as of September 30, 2001.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $2,463.4 million as of September 30, 2001.

Using the assumptions and data in effect as of September 30, 2001, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by $120.1 million. The following table details the estimated changes by risk management strategy:

                                        As of
          Risk Management         September 30, 2001      Net Fair Value
             Strategy            Value of Total Assets        Change
------------------------------   ----------------------   --------------
                                              (in millions)

Primary duration-managed......        $   24,691.7          $     28.6
Duration-monitored............            12,470.8              (148.7)
Non duration-managed..........             2,463.4                 -
                                 ----------------------   --------------
   Total......................        $   39,625.9          $   (120.1)
                                 ======================   ==============

Our selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management's assessment of changing market conditions and available investment opportunities.

We are also exposed to interest rate risk in our Mortgage Banking segment. We manage this risk by striving to balance our loan origination and loan servicing operations, the two of which are generally counter-cyclical. In addition, we use various financial instruments, including derivatives contracts, to manage the interest rate risk specifically related to committed loans in the pipeline and mortgage servicing rights. The overall objective of our interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. We do not speculate on the direction of interest rates in our management of interest rate risk.

We manage interest rate risk on our mortgage loan pipeline by buying and selling mortgage-backed securities in the forward markets, over-the-counter options on mortgage-backed securities, U.S. Treasury futures contacts and options on futures contracts. We also use interest rate floors, futures contracts, options on futures contracts, swaps and swaptions in hedging a portion of our portfolio of mortgage servicing rights from prepayment risk associated with changes in interest rates.

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration. Suitable hedges are selected and a similar methodology applied to this hedge position. We limit our risk exposure by requiring that the net position value not change by more than $10.0 million given an instantaneous change in the benchmark MBS price of +/- 2.5%. This price sensitivity analysis is performed at least once daily. The value of the loans in the pipeline as of September 30, 2001, was $6.8 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate parallel increase in the interest rates decreases the September 30, 2001, net position value by $36.0 million.

The financial risk associated with our mortgage servicing operations is the risk that the market value of the servicing asset falls below its GAAP book value. To measure this risk, we analyze each servicing risk tranche's GAAP book value in relation to the then current market value for similar servicing rights. We perform this valuation using option-adjusted spread valuation techniques applied to each risk tranche. We produce tranche market values at least monthly.

The market value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is reduced by the use of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline. We recently shifted our servicing hedge portfolio from U.S. Treasury related instruments to London Inter-Bank Offer Rate hedges, including swaps and swaptions. Based on values as of September 30, 2001, a 100 basis point parallel decrease in interest rates produces a $162.0 million decline in value of the servicing asset of our Mortgage Banking segment, due to the impact of these hedging vehicles and the current differences between current market values and GAAP book values.

Cash Flow Volatility. Cash flow volatility arises as a result of several factors. One is the inherent difficulty in perfectly matching the cash flows of new asset purchases with that of new liabilities. Another factor is the inherent cash flow volatility of some classes of assets and liabilities. In order to minimize cash flow volatility, we manage differences between expected asset and liability cash flows within pre-established guidelines.

We also seek to minimize cash flow volatility by restricting the portion of securities with redemption features held in our invested asset portfolio. These asset securities include redeemable corporate securities, mortgage-backed securities or other assets with options that, if exercised, could alter the expected future cash inflows. In addition, we limit sales liabilities with features such as puts or other options that may change the cash flow profile of the liability portfolio.

Derivatives. We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, Principal Only swaps, interest rate floors, swaptions, U.S. Treasury futures, Treasury rate guarantees and mortgage-backed forwards and options. We use interest rate futures contracts and mortgage-backed forwards to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps and Principal Only swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the interest rate characteristics of specific assets and liabilities as well as an entire portfolio. Occasionally, we will sell a callable liability or a liability with attributes similar to a call option. In these cases, we will use interest rate swaptions or similar products to hedge the risk of early liability payment thereby transforming the callable liability into a fixed term liability.

We also seek to reduce call or prepayment risk arising from changes in interest rates in individual investments. We limit our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer, and we require additional yield on these investments to compensate for the risk that the issuer will exercise such option. An example of an investment we limit because of the option risk is residential mortgage-backed securities. We assess option risk in all investments we make and, when we assume such risk, we seek to price for it accordingly to achieve an appropriate return on our investments.

In conjunction with the interest rate swaps, interest rate swaptions and other derivatives, we are exposed to counterparty risk, or the risk that counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

o    establishing  exposure  limits  which  take  into  account   non-derivative
     exposure we have with the counterparty as well as derivative exposure;
o performing similar credit analysis prior to approval on each derivatives counterparty that we do when lending money on a long-term basis;
o    limiting exposure to AA- credit or better;
o conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction; and
o    daily monitoring of counterparty credit ratings.

All new derivative counterparties are approved by the investment committee. We believe the risk of incurring losses due to nonperformance by our counterparties is remote and that such losses, if any, would not be material. Futures contracts trade on organized exchanges and, therefore, effectively have no credit risk.

The table below shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                                     As of September 30, 2001
                                          ------------------------------------------------------------------------
                                                                              Fair Value (no accrued interest)
                                                                        ------------------------------------------
                                                          Weighted
                                           Notional     Average Term     -100 Basis                    +100 Basis
                                           Amount         (Years)       Point Change    No Change     Point Change
                                          ----------    ------------    ------------    ----------    ------------
                                                                         ($ in millions)

Interest rate swaps................       $  3,853.6       5.70(1)      $   (131.1)     $   (49.6)     $   (14.2)
Principal Only swaps...............            250.0       2.31(1)            21.5            0.1          (20.7)
Interest rate floors...............          2,550.0       4.75(2)            77.6           80.8          (43.0)
U.S. Treasury futures..............             75.9       0.25(3)            (0.3)           -              0.2
Swaptions..........................          2,735.0       1.88(4)           123.2          106.3          (75.2)
Treasury rate guarantees...........            191.0       0.10(5)           (14.4)          (4.6)           5.2
Forwards...........................            153.1       1.94(5)             7.2           (1.5)          (8.7)
Mortgage-backed forwards and options         8,312.5       0.17(5)           (98.1)         938.1          127.2
                                          ----------                    ------------    ----------    ------------
   Total...........................       $ 18,121.1                    $    (14.4)     $ 1,069.6      $   (29.2)
                                          ==========                    ============    ==========    ============

(1) Based on maturity date of swap.
(2) Based on maturity date of floor.
(3) Based on maturity date.
(4) Based on option date of swaption.
(5) Based on settlement date.

We use U.S. treasury features to manage our over/under commitment position, and our position in these contracts changes daily.

Debt Issued and Outstanding. As of September 30, 2001, the aggregate fair value of debt was $1,434.5 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $71.3 million.

                                                            As of September 30, 2001
                                                 -----------------------------------------------
                                                         Fair Value (no accrued interest)
                                                 -----------------------------------------------
                                                  -100 Basis                         +100 Basis
                                                 Point Change       No Change       Point Change
                                                 ------------      -----------      ------------
                                                                      (in millions)

7.95% notes payable, due 2004.................   $      223.3      $     217.7      $      212.2
8.2% notes payable, due 2009..................          544.1            512.5             483.3
7.875% surplus notes payable, due 2024........          213.1            198.3             182.7
8% surplus notes payable, due 2044............          108.7             97.6              87.9
Non-recourse mortgages and notes payable......          146.3            138.1             130.5
Other mortgages and notes payable.............          270.3            270.3             270.3
                                                 ------------      -----------      ------------
   Total long-term debt.......................   $    1,505.8      $   1,434.5      $    1,366.9
                                                 ============      ===========      ============

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2001, the fair value of our equity securities was $764.3 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $76.4 million.

We also have indirect equity risk exposure with respect to BT Financial Group margin lending operations. Under the terms of this financing arrangement, BT

Financial Group margin lending operations allow retail clients and independent financial advisors on behalf of clients, within limits approved by senior management, to borrow funds from BT Financial Group to invest in an approved list of securities and mutual fund investments which serve as security for the loan. The risk of loan default increases as the value of the underlying securities declines. This risk is actively managed through the use of margin calls on loans when the underlying securities fall below established levels. Overall, the margin lending portfolio is limited to a ratio of borrowed funds to market value of securities of 60%. On November 30, 1999, BT Financial Group margin lending operations securitized its margin lending portfolio with Westpac Banking Corporation, an Australian bank. Under the terms of this financing, BT Financial Group margin lending operations are required to allocate capital equal to approximately 8% of the outstanding borrowed amount, as a cushion for loan defaults. As of September 30, 2001, the margin lending portfolio was $507.3 million, or A$1,027.7 million, while the ratio of borrowed funds to market value of securities was 48%, below that of the maximum allowed.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2001, was $3,099.7 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of September 30, 2001, the fair value of our foreign currency denominated fixed maturity securities was $334.5 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2001, was $379.0 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

Additionally, we utilize foreign currency swaps related to $665.0 million of private notes issued in connection with our acquisition of BT Financial Group. Currently the interest payments related to these notes are serviced through operating cash flows of our Australian operations. By utilizing the foreign currency and interest rate swaps, the impact of Australian and U.S. dollar exchange rate fluctuations have a minimal effect on our ability to rely on the cash flows of our Australian operations to service the interest and principal payments related to the notes.

We estimate that as of September 30, 2001, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to fluctuations between the Australian dollar and the U.S. dollar.

Effects of Inflation

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of medical insurance, life insurance, annuities and residential mortgages. In addition, state regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. Recently, companies in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper life insurance sales practices. Principal Life is currently a defendant in two purported class-action lawsuits alleging improper sales practices. We have reached an agreement in principle to settle both of those lawsuits. The settlement has received court approval. We have established reserves at a level we believe sufficient to cover the cost of the settlement. A number of persons and entities who were eligible to be class members have excluded themselves from the class (or "opted out"), as the law permits them to do. We have been notified that some of those who opted out from the class will file lawsuits and make claims similar to those addressed by the settlement. Similar opt-out lawsuits have been brought against other life insurance companies as a result of settlement of similar class-action lawsuits. Defense of these lawsuits may cause us to incur significant costs. At this time, we are not able to estimate the number of such lawsuits that may be filed, the costs of defending the lawsuits or whether our defense will be successful.

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned Esther L. Gayman v. Principal Mutual Holding Company, et al. We believe that there are meritorious defenses to the plaintiff's claims and we intend to vigorously contest all of the plaintiff's claims. We are not presently aware of any other lawsuits challenging the plan of conversion. There can be no assurance, however, that additional lawsuits will not be commenced.

While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that any pending matter will have a material adverse effect on our business, financial condition or results of operations.

Item 2. - Changes in Securities and Use of Proceeds

The effective date of our registration statement on Form S-1, as amended (File No. 333-62558), relating to the IPO of our common stock was October 22, 2001. A total of 100.0 million shares of our common stock were sold to an underwriting syndicate on October 23, 2001. In addition, the underwriters exercised their over-allotment options to purchase an additional 15.0 million shares, effective November 9, 2001. The lead managing underwriters for the U.S. offering were Goldman, Sachs & Co., Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc., A.G. Edwards & Sons, Inc., Fox-Pitt, Kelton Inc., J.P. Morgan Securities Inc., Lehman Brothers Inc., Samuel A. Ramirez & Company, Inc., and UBS Warburg LLC. ABN AMRO Rothschild, BNP Paribas, Commerzbank Aktiengesellschaft and Credit Lyonnais also served as underwriters for the international offering.

The IPO commenced on October 23, 2001, at a price of $18.50 per share and terminated upon the sale of all of the 115.0 million shares of common stock that were registered (including 15.0 million shares sold pursuant to the underwriters' over-allotment options). The IPO resulted in gross proceeds of $2,127.5 million, including $277.5 million of gross proceeds attributable to the underwriters' exercise of the over-allotment options. We incurred total estimated offering expenses of $108.8 million, including $92.6 million of underwriting discounts and commissions, and an estimated $16.2 million of other expenses. Estimated net proceeds to the Company equaled $2,018.7 million, of which an estimated $324.9 million was retained by Principal Financial Group, Inc. for working capital, payment of dividends, and other general corporate purposes. An estimated $1,693.8 million was contributed to Principal Life Insurance Company principally to fund demutualization compensation to policyholders in the form of policy credits and cash, and to cover certain expenses related to the demutualization. In connection with the IPO, the Company did not make any payments, directly or indirectly, to any director or officer of the Company, or, to the Company's knowledge, any of their associates, other than as demutualization compensation payable to policyholders pursuant to the plan of conversion, or to any person owning ten percent or more of any class of our equity securities, or (except as set forth in the preceding sentence) to any affiliates of the Company.

In addition to the shares of our common stock distributed in the IPO, many policyholders entitled to receive compensation in the demutualization will receive shares of our common stock distributed in connection with the demutualization, as well as cash or policy credits as compensation for extinguishment of their membership interests in Principal Mutual Holding Company. Shares received by policyholders as demutualization compensation are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. None of Principal Financial Group, Inc., Principal Financial Services, Inc. or Principal Life will receive any proceeds from the issuance of our common stock to policyholders entitled to receive compensation in the demutualization for the extinguishment of their membership interests in Principal Mutual Holding Company or to the policy credits separate account.

Item 6. - Exhibits and Reports on Form 8-K

a.  Exhibits

Exhibit
 Number                            Description
  2.1     Plan of Conversion*
  3.1     Form of Amended and  Restated  Certificate  of  Incorporation  of
             Principal Financial Group, Inc. (included in Exhibit 2.1)*
  3.2     Form of By-Laws of Principal Financial Group, Inc. (included in
             Exhibit 2.1)*
  4.1     Form of Certificate for the Common Stock of Principal Financial Group,
             Inc., par value $0.01 per share*
  4.2     Form of Stockholder Rights Agreement*
 10.1     Principal Financial Group, Inc. Stock Incentive Plan*
 10.2     Principal Financial Group Long-Term Performance Plan*
 10.3     Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2001*
 10.4     Principal Financial Group, Inc. Directors Stock Plan*
 10.5     Principal Select Savings Excess Plan*
 10.6     Supplemental Executive Retirement Plan for Employees*
 10.7     Employment  Agreement,  dated as of May 19, 2000,  among  Principal
             Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell*
 10.8     Change-of-Control  Supplement and Amendment to Employment Agreement,
             dated as of October 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell*
 10.9     Form of  Principal  Mutual  Holding  Company  and  Principal  Life
             Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive*
 10.10    Fiscal  Agency  Agreement,  dated as of August 25, 1999,  among
             Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association*

* Previously filed as an exhibit to Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

   b.  Reports on Form 8-K

       None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PRINCIPAL FINANCIAL GROUP, INC.

Dated:  November 19, 2001     By   /s/ Michael H. Gersie
                                   --------------------------------------------

                                   Michael H. Gersie
                                   Executive Vice President and
                                   Chief Financial Officer

                                   Duly Authorized Officer, Principal Financial
                                   Officer, and Chief Accounting Officer