Form 10-K
period 2001-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2002-03-12
CIK 1126328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-16725

                         PRINCIPAL FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware               711 High Street,                42-1520346
  (State or other         Des Moines, Iowa 50392          (I.R.S. Employer
  jurisdiction of        (Address of principal         Identification Number)
  incorporation or        executive offices)
   organization)             (515) 247-5111
                     (Registrant's telephone number,
                          including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
Common Stock, par value $0.01                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

As of February 28, 2002, there were outstanding 360,826,332 shares of Common Stock, $0.01 par value per share of the Registrant.

The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $8,789,729,448 based on the closing price of $24.36 per share of Common Stock on the New York Stock Exchange on February 28, 2002.

                       Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 2002, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2001.

                         PRINCIPAL FINANCIAL GROUP, INC.
                 (SUCCESSOR TO PRINCIPAL MUTUAL HOLDING COMPANY)
                                TABLE OF CONTENTS


PART I........................................................................2

Item 1.  Business.............................................................2
Item 2.  Properties..........................................................34
Item 3.  Legal Proceedings...................................................34
Item 4.  Submission of Matters to a Vote of Security Holders.................35
Executive Officers of the Registrant.........................................35

PART II......................................................................36

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters.......................................36

Item 6.  Selected Financial Data.............................................37
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................43

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........105
Item 8.  Financial Statements and Supplementary Data........................111
   Report of Management.....................................................111
   Report of Independent Auditors...........................................112
   Consolidated Statements of Financial Position............................113
   Consolidated Statements of Operations....................................114
   Consolidated Statements of Stockholders' Equity..........................115
   Consolidated Statements of Cash Flows....................................116
   Notes to Consolidated Financial Statements...............................118
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................175

PART III....................................................................175

Item 10. Directors and Executive Officers of the Registrant.................175
Item 11. Executive Compensation.............................................175
Item 12. Security Ownership of Certain Beneficial Owners and Management.....175
Item 13. Certain Relationships and Related Transactions.....................175

PART IV.....................................................................176

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....176

Signatures..................................................................178

   Report of Independent Auditors on Schedules..............................179
   Schedule I - Summary of Investments - Other Than Investments
           in Related Parties...............................................180
   Schedule II - Condensed Financial Information of Registrant
           (Parent Only)....................................................181
   Schedule III - Supplementary Insurance Information.......................184
   Schedule IV - Reinsurance................................................186

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on the Company. Such forward-looking statements are not guarantees of future performance.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (2) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (3) a downgrade in Principal Life Insurance Company's ("Principal Life") financial strength ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors; (4) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (5) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (6) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (7) fluctuations in foreign currency exchange rates could reduce our profitability; (8) a decline in Australian equity values may reduce the profitability of BT Financial Group; (9) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (10) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers;
(11) our ability to pay dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (12) we may need to fund deficiencies in our closed block ("Closed Block"); assets allocated to the Closed Block benefit only the holders of Closed Block policies;
(13) changes in regulations or accounting standards may reduce our profitability; (14) a challenge to the Insurance Commissioner of the State of Iowa's approval of the plan of conversion could put the terms of our demutualization in question and reduce the market price of our common stock;
(15) litigation and regulatory investigations may harm our financial strength and reduce our profitability; (16) sales of shares distributed in the demutualization may reduce the market price of our common stock; (17) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests; (18) a downgrade in our debt ratings may adversely affect our ability to secure funds; and (19) the impact of September 11, 2001, terrorist attacks and military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our investment portfolio.

PART I

Item 1.  Business

The Principal Financial Group is a leading provider of retirement savings, investment and insurance products and services with $120.2 billion in assets under management and approximately thirteen million customers worldwide as of December 31, 2001. We were organized as an individual life insurer in 1879, formed a mutual insurance holding company in 1998, and Principal Financial Group, Inc. was organized on April 18, 2001, as a Delaware business corporation. Our U.S. and international operations concentrate primarily on asset management and accumulation. In addition, we offer a broad range of individual life and disability insurance, group life and health insurance, and residential mortgage loan origination and servicing in the U.S.

We focus on providing retirement products and services to businesses and their employees. We provided services to more 401(k) plans in the U.S. in 2000 than any other bank, mutual fund or insurance company, according to surveys conducted by CFO magazine. We also had the leading market share in 2000 within the 401(k) market for businesses with less than 500 employees based on number of plans and number of participants according to the Spectrem Group.

We believe there are attractive growth opportunities in the 401(k) and other defined contribution pension plan markets in the U.S. and internationally. We believe our expertise and leadership in serving the U.S. pension plan market give us a unique competitive advantage in the U.S., as well as in countries with a trend toward private sector defined contribution pension systems.

Demutualization and Initial Public Offering

The board of directors of Principal Mutual Holding Company, on March 31, 2001, unanimously adopted a plan of conversion from a mutual insurance holding company ("MIHC") to a stock company (the "Plan"). This process is called demutualization.

On July 24, 2001, policyholders entitled to vote approved the Plan. A public hearing was held on the Plan on July 25, 2001, and the Iowa Insurance Commissioner approved the Plan on August 28, 2001.

Under the terms of the Plan, effective October 26, 2001, Principal Mutual Holding Company converted from an MIHC to a stock company. All membership interests in Principal Mutual Holding Company were extinguished on that date and eligible policyholders received compensation in the form of common stock, cash or policy credits. In aggregate, 260.8 million shares of common stock, $1,177.5 million of cash and $472.6 million of policy credits were distributed as demutualization compensation.

In connection with the restructuring effective October 26, 2001, Principal Mutual Holding Company and two of its subsidiaries, Principal Financial Group, Inc., an Iowa corporation, and Principal Financial Services, Inc., an Iowa corporation, merged with and into Principal Iowa Newco, Inc., an Iowa corporation, which changed its name to Principal Financial Services, Inc. ("PFSI"). PFSI is a wholly-owned subsidiary of Principal Financial Group, Inc., a Delaware corporation.

On October 26, 2001, Principal Financial Group completed its initial public offering ("IPO") in which we issued 100.0 million shares of common stock at a price of $18.50 per share. Net proceeds from the IPO were $1,753.9 million, of which $64.2 million was retained by Principal Financial Group, Inc., and $1,689.7 million was contributed to Principal Life Insurance Company ("Principal Life") principally to fund demutualization compensation to policyholders receiving cash or policy credits and to cover certain expenses related to our demutualization. Proceeds were net of offering costs of $96.5 million and a related tax benefit of $0.4 million.

On November 9, 2001, Principal Financial Group issued 15.0 million additional shares of common stock, at a price of $18.50 per share, as a result of the exercise of over-allotment options granted to underwriters in the IPO. Net proceeds from the over-allotment were $265.4 million.

Costs relating to the demutualization, excluding costs relating to the IPO, were $18.6 million and $7.2 million, net of tax, in 2001 and 2000, respectively. Demutualization expenses consist primarily of printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us on the demutualization. In addition, our costs included the costs of the advisors of the Iowa Insurance Commissioner and the New York State Insurance Department, other regulatory authorities and internal allocated costs for staff and related costs associated with the demutualization.

Our Operating Segments

We organize our businesses into four operating segments:

o U.S. Asset Management and Accumulation;

o International Asset Management and Accumulation;

o Life and Health Insurance; and

o Mortgage Banking.

We also have a Corporate and Other segment which consists of the assets and activities that have not been allocated to any other segment.

One of the primary measures of our business is assets under management. We define assets under management to include all assets on which we earn an asset-based fee or a spread. Further, we measure the composition of assets under management both by the segment that accumulates the assets and by the entity that manages the assets. The following table shows the composition of assets under management by both measures:

                     Composition of Assets Under Management
                             As of December 31, 2001

                                                                     Asset Manager(2)
                                           --------------------------------------------------------------------
                                                                          Other
                                                                       Entities of
                                                                           the
                                            Principal                   Principal    Third-Party   Total Assets
                                             Capital    BT Financial    Financial       Asset          Under
                                           Management      Group        Group(3)       Managers     Management
                                           ----------   ------------   -----------   -----------   ------------
                                                                      (in billions)
Asset Accumulation Source(1)

U.S. Asset Management and
   Accumulation......................       $   73.3       $   -         $   2.4       $   6.5       $  82.2
International Asset Management and
   Accumulation......................            0.5          18.9           3.6           2.3          25.3
Life and Health Insurance............            9.4           -             -             0.2           9.6
Mortgage Banking(4)..................            -             -             0.5           -             0.5
Corporate and Other..................            2.5           -             0.1           -             2.6
                                            --------       -------       -------       -------       -------
    Total............................       $   85.7       $  18.9       $   6.6       $   9.0       $ 120.2
                                            ========       =======       =======       =======       =======

--------------------
(1) We define "asset accumulation" as the sale of investment-oriented products and services for which we provide administrative services and/or offer investment choices. We refer to the segment that sells these products and services as the "asset accumulation source."

(2) We define "asset management" as the provision of investment advisory services. We refer to the entity that provides these services as the "asset manager."

(3) Includes assets managed by Principal Residential Mortgage, Inc., Principal International and Principal Bank as well as Pension separate account assets of $1.3 billion, which primarily include shares of our stock allocated to certain eligible policyholders as a result of our demutualization.

(4)  Excludes our mortgage loan servicing portfolio.

When we manage assets, we earn an asset-based fee or a spread. On fee-based products, we typically pass investment performance through to customers and bear limited or no investment risk. On spread-based products, we typically provide a guarantee of return to customers for a specified period of time and assume the investment risk of the spread, the difference between the investment income we earn and the investment income we credit to customers. Generally, assets associated with spread-based products are reported on our balance sheet while assets associated with fee-based products either do not appear on our balance sheet or are included as separate account assets.

The following table shows by segment the amount of assets on which we earned an asset-based fee as compared to that on which we earned a spread for the years indicated:

                                                            Assets Under Management
                                                       Fee-based/Spread-based Composition

                                                                 As of December 31,
                             -------------------------------------------------------------------------------------
                                       2001                           2000                           1999
                             -------------------------     -------------------------     -------------------------
                               Fee    Spread    Total        Fee    Spread    Total        Fee    Spread    Total
                             ------   ------   -------     ------   ------   -------     ------   ------   -------
                                                                (in billions)
U.S. Asset Management
   and Accumulation...       $ 51.1   $ 31.1   $  82.2     $ 48.9   $ 29.2   $  78.1     $ 46.9   $ 28.7   $ 75.6
International Asset
   Management and
   Accumulation.......         22.3      3.0      25.3       25.6      2.8      28.4       28.4      2.2     30.6
Life and Health
   Insurance..........          2.0      7.6       9.6        2.1      7.2       9.3        2.0      6.7      8.7
Mortgage Banking(1)...          -        0.5       0.5        -        0.2       0.2        -        0.5      0.5
                             ------   ------   -------     ------   ------   -------     ------   ------   ------
   Subtotal...........       $ 75.4   $ 42.2     117.6     $ 76.6   $ 39.4     116.0     $ 77.3   $ 38.1    115.4
                             ======   ======               ======   ======               ======   ======
Corporate and Other...                             2.6                           1.5                          1.2
                                               -------                       -------                       ------
   Total..............                         $ 120.2                       $ 117.5                       $116.6
                                               =======                       =======                       ======

---------------------
(1) Excludes our mortgage loan servicing portfolio.

Our Strategies

We seek to enhance stockholder value by pursuing the most attractive financial services opportunities consistent with the capabilities of our asset management and accumulation operations. We intend to accomplish this goal by increasing the growth and profitability of these businesses through the pursuit of the following primary strategic initiatives:

Accelerate the growth of our U.S. asset accumulation business. We intend to strengthen our existing distribution channels and expand into new distribution channels, further leverage our technology to achieve operating efficiencies, continue to expand the range of investment options and effectively cross-sell our products and services.

Increase the growth and profitability of our international asset management and accumulation business. We will continue to leverage our U.S. product expertise and operating platforms to strengthen our international operations. We seek to accelerate the growth of our assets under management by capitalizing on the international trend toward privatization of public retirement pension systems. In addition, we intend to continue our progress in managing expenses as we reduce operating unit costs.

Grow our third-party institutional assets under management. We selectively target asset classes and customers in the U.S., Australia and globally to capitalize on the specific strengths of Principal Capital Management and BT Financial Group. They jointly execute this strategy in their respective markets and through joint marketing offices in London, Hong Kong and Singapore.

U.S. Asset Management and Accumulation Segment

Our U.S. Asset Management and Accumulation segment consists of:

o asset accumulation operations which provide retirement savings and related investment products and services to businesses, their employees and other individuals; and

o Principal Capital Management, our U.S.-based asset manager.

The following table shows the operating revenues, operating earnings, assets and assets under management of our U.S. Asset Management and Accumulation segment for the years indicated:


                     U.S. Asset Management and Accumulation
                          Selected Financial Highlights

                                                  As of or for the year ended December 31,
                                         -----------------------------------------------------------
                                              2001                  2000                  1999
                                         ---------------       ---------------       ---------------
                                                               ($ in millions)
Operating Revenues(1):
   U.S. Asset Accumulation.............  $ 3,640.3    96%      $ 3,398.1    96%      $ 3,348.1    96%
   Principal Capital Management........      194.9     5           174.2     5           156.6     5
   Intra-segment eliminations(2).......      (35.2)   (1)          (38.4)   (1)          (32.1)   (1)
                                         ---------   ---       ---------   ---       ---------   ---
     Total.............................  $ 3,800.0   100%      $ 3,533.9   100%      $ 3,472.6   100%
                                         =========   ===       =========   ===       =========   ===

Operating Earnings:
   U.S. Asset Accumulation.............  $   317.0    90%      $   317.6    89%      $   321.2    90%
   Principal Capital Management........       36.8    10            39.0    11            35.4    10
                                         ---------   ---       ---------   ---       ---------   ---
     Total.............................  $   353.8   100%      $   356.6   100%      $   356.6   100%
                                         =========   ===       =========   ===       =========   ===

Assets:
   U.S. Asset Accumulation(3)..........  $67,626.5    99%      $64,883.9    99%      $64,410.4    99%
   Principal Capital Management........      917.3     1           912.0     1           686.0     1
                                         ---------   ---       ---------   ---       ---------   ---
     Total.............................  $68,543.8   100%      $65,795.9   100%      $65,096.4   100%
                                         =========   ===       =========   ===       =========   ===

Assets Under Management:
   ($ in billions)
   U.S. Asset Accumulation(3)..........  $    74.6    91%      $    71.0    91%      $    70.3    93%
   Principal Capital Management........        7.6     9             7.1     9             5.3     7
                                         ---------   ---       ---------   ---       ---------   ---
     Total.............................  $    82.2   100%      $    78.1   100%      $    75.6   100%
                                         =========   ===       =========   ===       =========   ===

---------------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

(2) Includes eliminations of amounts related to U.S. asset management fee revenues received from our U.S. asset accumulation operations.

(3) Assets as of December 31, 2001, include separate account assets of $1.3 billion, which primarily include shares of our stock allocated to certain eligible policyholders as a result of our demutualization.

U.S. Asset Accumulation

Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

o To businesses of all sizes, we offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. For more basic needs, we offer SIMPLE IRA and payroll deduction plans;

o To large institutional clients, we also offer investment-only products, including guaranteed investment contracts and funding agreements; and

o To employees of businesses and other individuals, we offer the ability to accumulate retirement savings through mutual funds, individual annuities and bank products.

We organize our U.S. asset accumulation operations into four product and service categories: pension, mutual funds, individual annuities and Principal Bank.

Our pension products and services are further grouped into four categories: full-service accumulation, full-service payout, investment-only and administration-only.

The following table shows the operating revenues for our U.S. asset accumulation operations for the years indicated:

                             U.S. Asset Accumulation
                               Operating Revenues

                                          For the year ended December 31,
                                       ------------------------------------
                                          2001         2000         1999
                                       ----------   ----------   ----------
                                                    (in millions)


Pension..............................  $ 3,249.5    $ 3,012.7    $ 2,980.3
Mutual Funds.........................      108.3        116.0         95.4
Individual Annuities.................      263.5        267.5        270.2
Principal Bank.......................       33.9          9.2          2.2
Eliminations.........................      (14.9)        (7.3)         -
                                       ----------   ----------   ----------
   U.S. Asset Accumulation...........  $ 3,640.3    $ 3,398.1    $ 3,348.1
                                       ==========   ==========   ==========

The following table shows the asset flow summary for our U.S. asset accumulation operations for the years indicated:

                             U.S. Asset Accumulation
                               Asset Flow Summary

                                              As of or for the year ended
                                                      December 31,
                                             ----------------------------
                                               2001      2000      1999
                                             --------  --------  --------
                                                    (in billions)
Assets Under Management, beginning
   of year.................................  $ 71.0    $ 70.3    $ 63.5
   Deposits................................    16.1      14.6      14.7
   Withdrawals.............................   (12.7)    (14.3)    (11.9)
   Investment Performance..................    (0.6)      1.0       5.6
   Other...................................     0.8      (0.6)     (1.6)
                                             --------  --------  --------
Assets Under Management, end of year.......  $ 74.6    $ 71.0    $ 70.3
                                             ========  ========  ========

Pension Services and Products

We offer a wide variety of investment and administrative products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. A 403(b) plan is a plan described in section 403(b) of the Internal Revenue Code that provides retirement benefits for employees of tax exempt organizations and public schools.

Pension Services

Our investment and administrative products and services respond to a broad range of employer-sponsored pension plan needs and are available both on a stand-alone basis or combined to meet the various needs of our customers.

Administrative Services. We believe our ability to minimize the plan sponsor's administrative tasks has contributed to our success, particularly among small and medium-sized businesses. We differentiate ourselves from our competitors by providing every plan administrative service that is generally required or desired by a pension plan sponsor, regardless of the type or size of the plan.

The following table describes the primary administrative services we offer to both plan sponsors and plan participants in defined contribution plans and defined benefit plans:

                                 Services Offered to Plan Sponsors
                                 ---------------------------------

Defined Contribution Plans       o Government compliance and
                                   documentation
                                 o Fund accounting

Defined Benefit Plans            o Actuarial valuation services
                                 o Government compliance and
                                   documentation
                                 o Fund accounting


                                 Services Offered to Plan Participants
                                 -------------------------------------

Defined Contribution Plans       o Account recordkeeping
                                 o Education and reporting
                                 o Phone center
                                 o Internet access and transaction
                                   capabilities
                                 o Voice response system
                                 o Benefit planning and benefit
                                   distribution

 Defined Benefit Plans           o Benefit determination and benefit
                                   distribution
                                 o Education and reporting
                                 o Phone center
                                 o Internet access and transaction
                                   capabilities

Investment Services. We provide a full range of guaranteed investment contracts, money market, equity, fixed income, balanced, indexed and real estate investment options to our customers. We provide these services through our affiliated asset managers, Principal Capital Management and BT Financial Group, and through third-party asset managers. Our affiliate, Principal Financial Advisors, Inc., provides asset allocation services to our defined benefit clients. As of December 31, 2001, we had approximately 229 investment options available, including U.S. and international fixed income and equity investment options. Our variable investment options are either in the form of a separate account or a mutual fund.

Pension Products

The following table shows pension asset flows for the years indicated:

                             U.S. Asset Accumulation
                           Pension Asset Flow Summary

                                                As of or for the year ended
                                                        December 31,
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
                                                       (in billions)

Assets Under Management, beginning of year...   $ 61.7    $ 61.3    $ 55.2
  Deposits...................................     13.5      12.2      12.9
  Withdrawals................................    (11.0)    (12.4)    (10.2)
  Investment Performance.....................     (0.1)      0.9       5.4
  Other......................................      0.6      (0.3)     (2.0)
                                                --------  --------  --------
Assets Under Management, end of year.........   $ 64.7    $ 61.7    $ 61.3
                                                ========  ========  ========

Full-service Accumulation. Full-service accumulation products respond to the needs of plan sponsors seeking both administrative and investment services for defined contribution plans or defined benefit plans. The investment component of our defined contribution plans may be in the form of a group annuity contract or a mutual fund. The investment component of our defined benefit plans is available only in the form of a group annuity contract.

As of December 31, 2001, we provided full-service accumulation products to 33,282 defined contribution pension plans, of which 25,289 were 401(k) plans, covering 1.9 million plan participants, and to 3,148 defined benefit pension plans, covering 240,047 plan participants. As of December 31, 2001, approximately 89% of our pension assets under management were managed by Principal Capital Management or BT Financial Group. Third-party asset managers provide asset management services with respect to a majority of the remaining assets.

Prior to 2001, annuities were the only product through which we delivered both administrative and investment services to our defined contribution plan and defined benefit plan customers. Under U.S. federal securities laws, neither the annuity nor the underlying investment options are required to be registered with the SEC. Beginning January 2001, we began to offer administrative and investment services to defined contribution plan customers through Principal Advantage, a new 401(k) product based on our recently expanded mutual fund, Principal Investors Fund. We offer funds covering the full range of stable value, equity, fixed income and international investment options managed by our affiliated asset managers, Principal Capital Management and BT Financial Group, as well as third-party asset managers.

Full-service Payout. Full-service payout products respond to the needs of pension plan participants who, upon retirement or termination of their employment, leave their pension plans, and who seek both administrative and investment services for distributions from the plans they are leaving. Plan participants who seek these services include those departing pension plans we service, as well as pension plans other providers service. We offer both flexible income option products and single premium group annuities. Flexible income option products allow the customer to control the rate of distribution, or payout, and provide limited performance guarantees. Single premium group annuities are immediate or deferred annuities that provide a current or future specific income amount, fully guaranteed by us. Both products are available to defined contribution and defined benefit plan participants. For both products, we make regular payments to individuals, invest the underlying assets on their behalf and provide tax reporting to them.

Single premium group annuities are traditionally used in conjunction with defined benefit plans, particularly those where the plan is being terminated. In such instances, the plan sponsor transfers all its obligations under the plan to an insurer by paying a single premium. Increasingly, these products are purchased by defined contribution plan participants who reach retirement age. Plan sponsors restrict their purchases to insurance companies with superior or excellent financial quality ratings because the Department of Labor has mandated that annuities be purchased only from the "safest available" insurer. In 2000, we received $498.3 million of single premium group annuities annualized new deposits, ranking us second in the U.S. according to LIMRA International, Inc.'s 2000 U.S. Institutional Pension Sales and Assets report.

Deposits to full-service payout products are in the form of single payments. As a result, the level of new deposits can fluctuate depending on the number of retirements and large-scale annuity sales in a particular fiscal quarter. Assets under management relating to single premium group annuities generate a spread between the investment income earned by us and the amount credited to the customer. Assets under management relating to flexible income option products may generate either spread or fee revenue depending on the investment options elected by the customer.

Investment-Only. The three primary products for which we provide investment-only services are: guaranteed investment contracts; funding agreements; and other investment-only products.

Guaranteed investment contracts ("GICs") and funding agreements pay a specified rate of return. The rate of return can be a floating rate based on an external market index or a fixed rate. Some of these investment-only products provide a feature which permits plan participants to redeem or transfer funds in their accounts at book value during the term of the contract. All of our investment-only products contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements. Put provisions give customers the option to terminate a contract prior to maturity, provided they give us a minimum notice period.

The following table breaks down by notice period the put provisions of our guaranteed investment contracts and funding agreements:

                             U.S. Asset Accumulation
                  U.S. GAAP Reserves for Guaranteed Investment
                       Contracts and Funding Agreements by
                              Withdrawal Provisions

                                                      As of December 31, 2001
                                                      -----------------------
                                                            (in millions)

Book Value Out(1):
Puttable:
     Less than 30 days' put.......................          $       -
     30-89 days' put..............................                  -
     90-180 days' put.............................                  -
     More than 180 days' put......................                 55.1
     No active put provision(2)...................                  -
                                                      -----------------------
       Total puttable.............................                 55.1
Surrenderable:
     Book value out without surrender charge......                 22.9
     Book value out with surrender charge.........                396.3
                                                      -----------------------
       Total surrenderable........................                419.2
                                                      -----------------------
Total book value out..............................                474.3

Market Value Out(3):
Less than 30 days' notice.........................                 26.9
30-89 days' notice................................                281.9
90-180 days' notice...............................              1,133.6
More than 180 days' notice........................              4,795.6
No active surrender provision.....................                238.5
                                                      -----------------------
       Total market value out.....................              6,476.5
       Not puttable or surrenderable..............             11,502.1
                                                      -----------------------
       Total GICs and funding agreements..........          $  18,452.9
                                                      =======================
---------------------
(1) Book Value Out: The amount equal to the sum of deposits less withdrawals with interest accrued at the contractual interest rate.

(2) Contracts currently in initial lock-out period but which will become puttable with 90 days' notice at some time in the future.

(3) Market Value Out: The amount equal to the book value out plus a market value adjustment to adjust for changes in interest rates.

Deposits to investment-only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. Assets invested in guaranteed investment contracts and funding agreements generate a spread between the investment income earned by us and the amount credited to the customer. Our other investment-only products consist of separate accounts invested in either equities or fixed income instruments.

Administration-Only. We provide fee-based administrative services for defined contribution plans, including 401(k) plans, where a third-party provides the investment choices. As of December 2001, we provided administration-only services to 3,454 defined contribution plans covering approximately 183,000 employees. In addition to defined contribution plans, we currently provide administration-only services to 317,884 individual retirement accounts.

Managing Risk in Spread-Based Products

Because of the significant guarantees we provide as part of our spread-based asset accumulation products, risk management is particularly important in this line of business. To facilitate risk management, we segregate and manage the assets supporting our spread-based products separately from the rest of our general account. Our risk management strategy is more fully described in Part II, Item 7A, "Quantitative and Qualitative Information about Market Risk."

The following table illustrates, for the years indicated, gross new deposits under management and reserves for the spread-based products in our U.S. asset accumulation pension operations:

                             U.S. Asset Accumulation
              Pension Spread-Based Products Selected Financial Data

                                              As of or for the year ended
                                                      December 31,
                                           ----------------------------------
                                              2001        2000        1999
                                           ----------  ----------  ----------
                                                       (in millions)
Gross New Deposits Under Management:
Guaranteed investment contracts..........  $  2,456.6  $  1,685.2  $  3,221.1
Funding agreements.......................       911.1     1,416.0     1,381.0
Full-service Payout......................       752.4       519.7       562.4
                                           ----------  ----------  ----------
  Total..................................  $  4,120.1  $  3,620.9  $  5,164.5
                                           ==========  ==========  ==========

Reserves:
Guaranteed investment contracts..........  $ 13,750.0  $ 14,327.1  $ 15,520.7
Funding agreements.......................     4,329.4     3,247.4     1,881.9
Full-service Payout......................     5,393.9     4,762.2     4,390.4
Separate Account GICs....................       373.5       373.8       319.1
                                           ----------  ----------  ----------
  Total..................................  $ 23,846.8  $ 22,710.5  $ 22,112.1
                                           ==========  ==========  ==========

Markets and Distribution

We offer our pension products and services to employer-sponsored pension plans, including qualified and non-qualified defined contribution plans, qualified defined benefit plans and institutional investors. Our primary target market is pension plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. Only 17% of businesses with less than 100 employees, and 38% of businesses with between 100 and 500 employees, offered a 401(k) plan in 2000, according to the Spectrem Group. The same study indicates that 87% of employers with 500 or more employees offered a 401(k) plan in 2000. The following tables break down, for the years indicated, the number of plans and assets under management for our full-service accumulation business by employer size:

                             U.S. Asset Accumulation
             Pension Full-service Accumulation Data by Employer Size


                                                     As of December 31,
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------

Number of Plans:
  1 - 99 employees...........................   29,529     30,110     32,096
100 - 499 employees..........................    3,212      3,228      3,123
500 - 999 employees..........................      333        348        316
1000+ employees..............................      208        195        205
                                               --------   --------   --------
   Number of Defined Contribution Plans......   33,282     33,881     35,740
   Number of Defined Benefit Plans...........    3,148      3,286      3,425
                                               --------   --------   --------
      Total..................................   36,430     37,167     39,165
                                               ========   ========   ========

Average Number of Employees Per Plan.........       65         63         61

                                                    As of December 31,
                                              ---------------------------
                                                2001      2000      1999
                                              -------   -------   -------
                                                     (in billions)
Assets under Management:
  1 - 99 employees..........................  $ 17.6    $ 16.7    $ 17.9
100 - 499 employees.........................    10.4      10.2      10.7
500 - 999 employees.........................     3.2       3.1       3.1
1000+ employees.............................     6.0       5.6       5.7
                                              -------   -------   -------
   Defined Contribution Assets Under
     Management.............................    37.2      35.6      37.4

   Defined Benefit Assets Under
     Management.............................     5.6       6.4       5.9
                                              -------   -------   -------

      Total.................................  $ 42.8    $ 42.0    $ 43.3
                                              =======   =======   =======

Full-service Accumulation. We sell our full-service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2001, 122 retirement services sales representatives in 53 offices, operating as a wholesale distribution network, maintained relationships with approximately 13,000 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

As of December 31, 2001, we had a separate staff of 151 service representatives located in the sales offices who play a key role in the ongoing servicing of pension plans by: providing local services to our customers, such as renewing contracts, revising plans and solving any administration problems; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their pension plans.

We believe that our approach to pension plan services distribution gives us a local sales and service presence that differentiates us from many of our competitors. We have also recently established a number of marketing and distribution relationships to increase the sales of our accumulation products with firms such as Frank Russell Investment Management Company, A.G. Edwards and AON.

We sell our annuity-based products through sales representatives, agents and brokers who are not required to register with the SEC.

Principal Advantage, our mutual fund-based product, is targeted at defined contribution plans with over $3.0 million of assets. We sell Principal Advantage through affiliated registered representatives, stockbrokers, registered investment advisors and fee-based consultants through sales agreements with non-affiliated broker-dealers. Principal Advantage gives us access to SEC-registered distributors who are not traditional sellers of annuity-based products and opens new opportunities for us in the investment advisor and broker-dealer distribution channels.

We significantly expanded our marketing and product development efforts into the "not-for-profit" market in 1999, with the acquisition of Professional Pensions, Inc., which specializes in providing full-service accumulation 403(b) pension plans to 501(c)(3) not-for-profit organizations. As of December 31, 2001, we provided pension products and services to 851 pension plans sponsored by educational and not-for-profit organizations with $1,355.8 million of assets under management.

Impact401k.com is our self-service Internet site, through which plan sponsors can handle the purchase, enrollment and administration of a 401(k) pension plan entirely through the Internet. Impact401k.com allows plan participants to gain on-line access to their accounts, transfer funds between accounts and review customized investment options. Accordingly, our employees do not have to perform any administrative activities. Impact401k.com is targeted at smaller businesses that seek a low cost product, as well as businesses of any size that prefer to handle administrative activities through the Internet.

Full-service Payout and Investment-Only. Our primary distribution channel for full-service payout and investment-only products was comprised of 13 specialized home office marketers as of December 31, 2001, working through consultants and brokers that specialize in this type of business. Our home office marketers also make sales directly to institutions. Our nationally dispersed retirement services sales representatives act as a secondary distribution channel for these products. Principal Connection also distributes full-service payout products to participants in plans we service who are terminating employment or retiring.

We market guaranteed investment contracts and funding agreements primarily to pension plan sponsors and other institutions. We also offer them as part of our full-service accumulation products. We sell our guaranteed investment contracts primarily to plan sponsors for funding of tax-qualified retirement plans. We sell our funding agreements to institutions that may or may not be pension funds. Our primary market for funding agreements is institutional investors in the U.S. and around the world. These investors purchase debt obligations from a special purpose vehicle which, in turn, purchases a funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another.

Administration-Only. We sell our defined contribution plan administration-only services primarily through business relationships with investment management firms and insurance companies. These organizations package our administrative services with their proprietary pension plan investment services for sale through their own distribution channels. We have a small number of regional consultants who facilitate sales of our defined contribution plan administrative services by these organizations. Our administration-only individual retirement account services are distributed by a specialized home office marketer who establishes business relationships with security brokerage firms that offer individual retirement account programs directly to the public.

Mutual Funds

We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals and businesses, for use within variable life and variable annuity contracts and for use in employer-sponsored pension plans.

Products and Services

We were ranked in the top quartile among U.S. mutual fund managers in terms of total mutual fund assets under management as of December 31, 2001, according to the Investment Company Institute. The value of our mutual fund assets we managed was $6.5 billion as of December 31, 2001. We provide accounting, compliance, corporate governance, product development and transfer agency functions for all mutual funds we organize. As of December 31, 2001, our mutual fund operations served approximately 637,300 mutual fund shareholder accounts.

Principal Mutual Funds. Principal Mutual Funds is a family of mutual funds offered to individuals and businesses, with 26 mutual funds and $3.6 billion in assets under management as of December 31, 2001. We report the results for these funds in this segment under "Mutual Funds".

Principal Variable Contracts Fund. Principal Variable Contracts Fund is a series mutual fund which, as of December 31, 2001, provided 26 investment options for use as funding choices in variable annuity and variable life insurance contracts issued by Principal Life. As of December 31, 2001, this fund had $2.3 billion in assets under management. We report the results for the funds backing variable annuity contracts in this segment under "Individual Annuities." We report the results for the funds backing variable life insurance contracts in the Life and Health Insurance segment.

Principal Investors Fund. Principal Investors Fund is a recently expanded series mutual fund which, as of December 31, 2001, offered 44 investment options. This fund acts as the funding vehicle for Principal Advantage, the defined contribution product described above under "U.S. Asset Management and Accumulation Segment-U.S. Asset Accumulation-Pension Services and Products-Pension Products-Full-service Accumulation." This fund also offers a retail class of shares to primarily individuals for IRA rollovers. As of December 31, 2001, this retail class of shares had $128.9 million in assets under management. We report the results for this fund, excluding the retail class of shares, under "Pension". We report the results of the retail class of shares in this segment under "Mutual Funds."

The following table shows our mutual funds asset flow summary for the years indicated:

                             U.S. Asset Accumulation
                    Retail Mutual Funds Asset Flow Summary(1)

                                                 As of or for the year ended
                                                         December 31,
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
                                                        (in billions)

Assets Under Management, beginning of year....  $  3.9    $  4.1    $  3.7
  Deposits....................................     1.3       1.3       1.3
  Withdrawals.................................    (1.1)     (1.4)     (1.1)
  Investment Performance......................    (0.4)     (0.1)      0.2
                                                --------  --------  --------
Assets Under Management, end of year..........  $  3.7    $  3.9    $  4.1
                                                ========  ========  ========
---------------------
(1) Includes asset flows for the Principal Mutual Funds and the retail share class of the Principal Investors Fund.

Markets and Distribution

Our markets for retail mutual funds are individuals seeking to accumulate savings for retirement and other purposes and small businesses seeking to use mutual funds as the funding vehicle for pension plans, as well as non-qualified individual savings plans utilizing payroll deductions. We also market our retail mutual funds to participants in pension plans who are departing their plans and reinvesting their retirement assets into individual retirement accounts.

Our retail mutual funds are sold primarily through our affiliated financial representatives, independent brokers registered with our securities broker-dealer Princor Financial Services Corporation, ("Princor"), registered representatives from other broker-dealers, direct deposits from our employees and others and Principal Connection. Princor, as the marketing arm of our mutual fund business, recruits, trains and supervises registered representatives selling our products.

The following table shows sales, as measured by deposits, of our retail mutual funds by distribution channel for the years indicated:

                             U.S. Asset Accumulation
              Retail Mutual Funds Sales by Distribution Channel(1)

                                              For the year ended December 31,
                                              -------------------------------
                                                2001       2000       1999
                                              --------   --------   ---------
                                                       (in millions)

Affiliated financial representatives.......   $ 311.0    $ 326.9    $  442.0
Principal Connection.......................     192.4      141.5       114.2
Independent brokers and registered
  representatives of Princor...............      15.2       13.6         3.3
Other (non-affiliated) broker-dealers......      93.0       66.9        40.4
Direct deposits(2).........................      38.9       18.6        25.9
                                              --------   --------   ---------
  Total....................................   $ 650.5    $ 567.5    $  625.8
                                              ========   ========   =========
---------------------
(1) Excludes deposits to money market funds totaling $686.0 million in 2001, $732.8 million in 2000 and $621.3 million in 1999.

(2)  Direct deposits from the Principal Financial Group employees and others.

Individual Annuities

Individual annuities offer a tax-deferred means of accumulating retirement savings and provide a tax-efficient source of income during the payout period.

Products and Services

We offer both fixed and variable annuities to individuals. Individual annuities may be deferred, in which case assets accumulate until the contract is surrendered, the customer dies or the customer begins receiving benefits under an annuity payout option, or immediate, in which case payments begin within one year of issue and continue for a fixed period of time or for life.

Fixed Annuities. Our individual fixed annuities are predominantly single premium deferred annuity contracts. These contracts are savings vehicles through which the customer makes a single deposit with us. Under the contract, the principal amount is guaranteed and for a specified time period, typically one year, we credit the customer's account at a fixed interest rate. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon market and other conditions. Our major source of income from fixed annuities is the spread between the investment income we earn on the underlying general account assets and the interest rate we credit to customers' accounts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate.

Variable Annuities. Our individual variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts. These contracts are savings vehicles through which the customer makes a single deposit or a series of deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by Principal Capital Management, or third-party asset managers including Fidelity Investments, AIM Advisors, Inc., Morgan Stanley Asset Management, J.P. Morgan Investment Management, Inc., Janus Capital Corporation, Neuberger Berman Management, Inc., The Dreyfus Corporation, Templeton Global Advisors Limited, American Century Investment Management, INVESCO Funds Group, Goldman Sachs Asset Management, Duncan-Hurst Capital Management, Inc., Turner Investment Partners, Inc., and Berger, LLC. As of December 31, 2001, 58% of our $2.4 billion in variable annuity account balances was allocated to investment sub-accounts managed by Principal Capital Management, 30% to investment sub-accounts managed by third-party asset managers and 12% to our general account, also managed by Principal Capital Management. The customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect death benefit guarantees. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

Markets and Distribution

Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses, and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to both qualified and non-qualified pension plans.

We sell our individual annuity products largely through our affiliated financial representatives, who accounted for 74%, 82% and 79% of annuity sales for the years ended December 31, 2001, 2000 and 1999, respectively. The remaining sales were made through brokerage general agencies, banks, Principal Connection and unaffiliated broker-dealer firms.

The following table shows sales of our individual annuities by distribution channel for the years indicated:

                             U.S. Asset Accumulation
               Individual Annuity Sales by Distribution Channel(1)

                                                      For the year ended
                                                         December 31,
                                                  ---------------------------
                                                    2001      2000      1999
                                                  -------   -------   -------
                                                         (in millions)

Affiliated financial representatives..........    $ 520.6   $ 499.4   $ 409.0
Independent brokers and registered
    representatives of Princor................       77.6      35.4      38.8
Other (non-affiliated) broker dealers.........        5.3      18.3      14.9
Banks.........................................       76.6      30.2      32.8
Principal Connection..........................       22.3      22.7      23.5
                                                  -------   -------   -------
    Total.....................................    $ 702.4   $ 606.0   $ 519.0
                                                  =======   =======   =======
--------------------
(1) Excludes deposits related to rollovers from Principal draft account products.

Principal Bank

Principal Bank, our electronic banking operation, is a federal savings bank that began its activities in February 1998. It offers traditional retail banking products and services via the telephone, Internet, ATM or by mail. Our current products and services offering includes checking and savings accounts, certificates of deposit, consumer loans, first mortgage loans, home equity loans, credit cards, debit cards, money market accounts and a college savings program. As of December 31, 2001, Principal Bank had 61,771 customers and $1,109.7 million in assets, primarily generated by saving account deposits and certificates of deposit.

We market our Principal Bank products and services primarily through Principal Connection to our existing customers, especially pension plan participants and mortgage customers. Through Principal Bank, we also pursue asset retention strategies with our existing customers who seek to transfer assets from our other asset accumulation products by offering them our banking products and services.

Principal Capital Management

In 1999, we established Principal Capital Management to consolidate our extensive investment management expertise and to focus on marketing our asset management services to third-party institutional clients. Principal Capital Management provides asset management services to our U.S. asset accumulation businesses and third-party institutional clients, as well as our other U.S.-based segments. Principal Capital Management provides a full range of asset management services with emphasis on three primary asset classes: (1) equity investments; (2) fixed income investments; and (3) real estate investments. Principal Capital Management manages both U.S. and international assets.

As of December 31, 2001, Principal Capital Management, through its affiliates, Invista Capital Management, Principal Capital Income Investors, Principal Capital Real Estate Investors and Spectrum Asset Management, managed $85.7 billion in assets. Our third-party institutional assets were $7.3 billion as of December 31, 2001, compared to $3.5 billion on January 1, 1999, the date Principal Capital Management was established.

The following table shows Principal Capital Management's assets under management by asset class for the years indicated:

                          Principal Capital Management
                     Assets Under Management by Asset Class

                                                 As of December 31,
                                      ----------------------------------------
                                          2001          2000          1999
                                      ------------  ------------  ------------
                                                   ($ in billions)

U.S. Equity.........................  $ 19.5   23%  $ 22.4   27%  $ 25.9   32%
International Equity................     4.1    5      5.6    7      6.3    8
Fixed Income........................    40.3   47     33.7   40     28.4   34
Commercial Mortgages................    13.7   16     14.1   17     14.8   18
Commercial Real Estate Equity.......     5.5    6      5.6    7      5.5    7
Other...............................     2.6    3      1.8    2      1.3    1
                                      ------  ----  ------  ----  ------  ----
  Total.............................  $ 85.7  100%  $ 83.2  100%  $ 82.2  100%
                                      ======  ====  ======  ====  ======  ====

The following table shows our asset flow summary for Principal Capital Management operations for the years indicated:

                          Principal Capital Management
                               Asset Flow Summary

                                                As of or for the year ended
                                                        December 31,
                                               -----------------------------
                                                 2001      2000      1999
                                               -------   -------   ---------
                                                      (in billions)

Assets Under Management, beginning of year..   $ 83.2    $ 82.2    $ 77.1(1)
  Deposits..................................     16.9      17.4      16.3
  Withdrawals...............................    (15.3)    (15.9)    (12.9)
  Investment Performance....................      0.9       1.1       6.7
  Other.....................................     (1.0)     (1.6)     (5.0)
  Operations acquired.......................      1.0       -         -
                                               -------   -------   ---------
Assets Under Management, end of year........   $ 85.7    $ 83.2    $ 82.2
                                               =======   =======   =========
-------------------
(1) Includes assets managed by Invista Capital Management and the former investment department of Principal Life prior to the formation of Principal Capital Management, effective January 1, 1999.

Products and Services

Principal Capital Management provides a full range of asset management services, with emphasis on three asset classes through a range of vehicles including separate accounts, mutual funds, institutional accounts, collateralized debt securities and Principal Life's general account:

Equity Investments. Principal Capital Management, through its affiliate, Invista Capital Management, manages equity portfolios, which represented $23.6 billion in assets as of December 31, 2001. Invista Capital Management provides our clients with access to a broad array of domestic, international and emerging markets equity capabilities. The domestic equity products are organized across growth and value styles, with portfolios targeted to distinct capitalization ranges. As of December 31, 2001, 76% of Invista Capital Management's assets under management were derived from our pension products, 18% from other products of the Principal Financial Group, and the remaining 6% from third-party institutional clients.

Fixed Income Investments. Principal Capital Management, through its affiliates, Principal Capital Income Investors and Spectrum Asset Management, manages $40.3 billion in fixed income assets as of December 31, 2001. Principal Capital Income Investors and Spectrum Asset Management provide our clients with access to investment-grade corporate debt, mortgage-backed, asset-backed and commercial mortgage-backed securities, high yield and municipal bonds, private and syndicated debt instruments and preferred securities. As of December 31, 2001, 68% of these assets were derived from our pension products, 27% from other products of the Principal Financial Group, and the remaining 5% from third-party institutional clients.

Real Estate Investments. Principal Capital Management, through its affiliate, Principal Capital Real Estate Investors, manages a commercial real estate portfolio of $19.2 billion of assets as of December 31, 2001. Principal Capital Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. Principal Capital Management had $0.7 billion of assets under management as of December 31, 2001, from bridge/mezzanine loans and commercial mortgages which appear on its balance sheet. The commercial mortgages represent the source of mortgages for our commercial mortgage-backed securitization program. As of December 31, 2001, 52% of the commercial real estate portfolio was derived from our pension products, 31% from other products of the Principal Financial Group, and the remaining 17% from third-party institutional clients.

Markets and Distribution

Principal Capital Management employed 47 institutional sales, relationship management and client service professionals as of December 31, 2001, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. For the year ended December 31, 2001, approximately 36% of new institutional clients were originated through direct client contact by Principal Capital Management representatives, with the balance derived from consultants.

We also market the combined expertise of Principal Capital Management and BT Financial Group to third-party institutional clients through joint marketing offices in London, Hong Kong and Singapore. BT Financial Group's asset management expertise is complementary to the expertise of Principal Capital Management.

International Asset Management and Accumulation Segment

Our International Asset Management and Accumulation segment consists of BT Financial Group and Principal International. As of December 31, 2001, BT Financial Group was the tenth largest asset manager in Australia according to ASSIRT. As of December 31, 2001, BT Financial Group had accumulated $21.6 billion of assets under management and provided investment advisory services to clients with $18.9 billion in assets. Principal International has subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, Japan and India. We focus on countries with favorable demographics and a trend toward private sector defined contribution pension systems. We entered these countries through acquisitions, start-up operations and joint ventures.

Our International Asset Management and Accumulation segment generated 8%, 7% and 4% of our total operating revenues and $(8.9) million, $(8.5) million and $(38.4) million of our total operating earnings for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table shows the operating revenues, operating earnings (loss), assets and assets under management of our International Asset Management and Accumulation segment for the years indicated:

                 International Asset Management and Accumulation
                          Selected Financial Highlights

                                   As of or for the year ended December 31,
                               ----------------------------------------------
                                    2001            2000          1999(3)
                               --------------  --------------  --------------
                                              ($ in millions)
Operating Revenues(1):
  BT Financial Group.........  $  220.9   30%  $  285.3   45%  $  113.8   30%
  Principal International....     513.1   70      345.4   55      265.8   70
                               --------  ---   --------  ---   --------  ---
    Total....................  $  734.0  100%  $  630.7  100%  $  379.6  100%
                               ========  ===   ========  ===   ========  ===

Operating Earnings (Loss):
  BT Financial Group(2)......  $  (14.8) N/A   $    6.3  N/A   $   (4.8) N/A
  Principal International....       5.9  N/A     (14.8)  N/A      (33.6) N/A
                               --------  ---   --------  ---   --------  ---
    Total....................  $   (8.9) N/A   $   (8.5) N/A   $  (38.4) N/A
                               ========  ===   ========  ===   ========  ===

Assets:
  BT Financial Group.........  $2,974.3   60%  $3,716.8   67%  $4,472.8   75%
  Principal International....   1,982.6   40    1,809.1   33    1,454.0   25
                               --------  ---   --------  ---   --------  ---
    Total....................  $4,956.9  100%  $5,525.9  100%  $5,926.8  100%
                               ========  ===   ========  ===   ========  ===

Assets Under Management:
  ($ in billions)
  BT Financial Group.........  $   21.6   85%  $   25.4   89%  $   28.6   93%
  Principal International....       3.7   15        3.0   11        2.0    7
                               --------  ---   --------  ---   --------  ---
    Total....................  $   25.3  100%  $   28.4  100%  $   30.6  100%
                               ========  ===   ========  ===   ========  ===
--------------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

(2) Reflects amortization of goodwill and other intangibles related to the acquisition of BT Financial Group.

(3) Reflects operations of BT Financial Group from August 31, 1999, the date of its acquisition.

BT Financial Group

Our acquisition of BT Financial Group was a central element in our expansion of our international asset management and accumulation businesses.

We measure assets under management in two ways, both by the operation that accumulates the assets and by the entity that manages the assets. BT Financial Group both accumulates and manages assets. From an accumulation perspective, BT Financial Group had assets under management of $21.6 billion as of December 31, 2001. As of that same date, BT Financial Group provided investment advisory services for $18.9 billion. The difference represents assets accumulated by BT Financial Group for which another asset manager provides investment advisory services. BT Financial Group's assets under management decreased A$3.4 billion from December 31, 2000 to December 31, 2001. However, during the same period the Australian dollar declined in value relative to the U.S. dollar resulting in a $3.8 billion decrease in assets under management in U.S. dollar terms.

The following table shows the amount of assets under management by operation for BT Financial Group for the years indicated:

                               BT Financial Group
                           Assets Under Management(1)

                                      As of December 31,
                                 ---------------------------
                                   2001      2000      1999
                                 -------   -------   -------
                                        (in billions)

Retail........................   A$ 18.5   A$ 23.3   A$ 20.9
Institutional.................      16.2      17.5      19.7
Margin Lending................       1.1       1.1       1.0
Portfolio Services............       5.2       2.5       0.9
New Zealand...................       1.3       1.1       1.0
Other.........................       -         0.2       -
                                 -------   -------   -------
  Total.......................   A$ 42.3   A$ 45.7   A$ 43.5
                                 =======   =======   =======
  Total.......................   $  21.6   $  25.4   $  28.6
                                 =======   =======   =======
--------------------
(1) A$ denotes Australian dollars.

The following table shows BT Financial Group's asset flow summary for the years indicated:

                               BT Financial Group
                              Asset Flow Summary(1)

                                               As of or for the year ended December 31,
                                     -----------------------------------------------------------
                                            2001               2000                1999
                                     -----------------  -----------------  ---------------------
                                                          (in billions)
Assets Under Management,
  beginning of year...............   A$ 45.7   $ 25.4   A$ 43.5  $ 28.6    A$ 43.0(2)  $ 26.4(2)
    Net Deposits and Withdrawals..      (1.3)    (0.7)      1.3     0.7       (4.0)      (2.7)
    Investment Performance........      (1.2)    (0.6)      0.9     0.5        4.5        3.0
    Effect of Exchange Rates......       -       (2.0)      -      (4.4)       -          1.9
    Other.........................      (0.9)    (0.5)      -       -          -          -
                                     --------  -------  -------  --------  ----------  ---------
Assets Under Management,
  end of year.....................   A$ 42.3   $ 21.6   A$ 45.7  $ 25.4    A$ 43.5     $ 28.6
                                     ========  =======  =======  ========  ==========  =========

--------------------
(1) A$ denotes Australian dollars.

(2) Includes assets managed by BT Financial Group prior to its acquisition by the Principal Financial Group. Assets are presented for comparative purposes only and are not included in segment or consolidated assets under management amounts reported elsewhere in this document.

Products and Services

BT Financial Group offers a wide range of investment products, margin lending and portfolio services. BT Financial Group's operations include: retail funds management, institutional asset management, margin lending, portfolio services and New Zealand.

Retail Funds Management. To its retail clients, BT Financial Group offers an extensive range of retirement and investment services, including retail mutual funds, pensions, annuities and corporate superannuation plans to over 720,000 retail customers as of December 31, 2001. BT Financial Group makes available a client service call center and the "BT Online" Internet site, both providing account information and transaction services for investors and financial intermediaries.

Institutional Asset Management. To its larger institutional clients, both in Australia and in targeted global markets, BT Financial Group offers products and services covering a full investment range, including actively managed diversified and specialist funds, individual client mandates, pooled investment funds, global equities and fixed income securities, as well as currency and asset allocation overlays. An overlay is a portfolio strategy that allows an institution to seek enhanced portfolio returns by changing its exposure to asset classes without liquidating a portion of its portfolio.

Margin Lending. BT Financial Group is one of the largest loan originators in the Australian market. According to Cannex's November 2001 margin lending report, BT Financial Group was awarded a four star rating (out of 5) on seven of its margin lending products and a three star rating on other margin lending products. Margin lending products assigned four stars are described by Cannex as "Very good" while those assigned three stars are characterized as "Good." Margin lending enables investors to borrow up to 70% of the value of mutual funds and select listed securities. Rising levels of share ownership among Australian investors has generated increased margin lending, with BT Financial Group's margin lending portfolio balance of $0.6 billion (A$1.1 billion) as of December 31, 2001. On November 30, 1999, BT Financial Group margin lending operations securitized its margin lending portfolio with Westpac Banking Corporation, an Australian Bank. Under the terms of the financing, BT Financial Group margin lending operations are required to allocate capital equal to approximately 7% of the outstanding borrowed amount, as a cushion for loan defaults.

Portfolio Services. BT Financial Group is a leading provider of investment administration and processing in Australia. Wrap is our fastest growing portfolio services product. It provides independent financial advisors with a range of investment choices for their clients administered via a central Internet-based source with a choice of mutual funds and listed equity securities. This product enables them, on behalf of their clients, to manage all of a client's investment portfolio. Wrap also provides for custody, settlement and accounting of all investments with online account capabilities and reporting to the investor.

New Zealand. BT New Zealand provides a comprehensive range of retail and institutional asset management services in New Zealand. BT Financial Group's New Zealand business had $0.6 billion (A$1.3 billion) of assets under management as of December 31, 2001.

Markets and Distribution

BT Financial Group's products and services are primarily sold throughout Australia and New Zealand in both the institutional and retail markets. BT Financial Group also operates institutional asset management offices in Hong Kong, Singapore and London, as well as a joint venture operation in Malaysia.

As part of its marketing strategy, BT Financial Group has a comprehensive brand and advertising strategy covering television, print media and the Internet. Building on its successful brand campaign which positions BT Financial Group in investment and superannuation, it is now also positioning itself as a leading provider in the corporate superannuation market. For example, BT Financial Group developed a television and print campaign to target employers. It focuses on employee benefits from BT Financial Group's corporate superannuation plan, referring to corporate sponsored retirement plans. BT Financial Group has experienced growth in sales of its corporate superannuation plans since the beginning of 1999. For the year ended December 31, 2001, BT Financial Group had 313 new plans compared to 488 new plans in 2000 and 154 in 1999.

Retail Funds Management. The retail funds management operations of BT Financial Group provide a number of mutual funds and retirement services, including superannuation for individuals, small and medium-sized businesses and institutions, as well as pensions and annuities for retirees. These products are primarily designed to meet the needs created by the superannuation market in Australia. BT Financial Group has five investor centers in Australia, which serve existing clients and advisors and promote BT Financial Group products and services. Independent financial advisors are the main distribution channel for retail investment products and superannuation products in Australia. BT Financial Group also distributes these products through major banks, life insurers and other mutual fund managers.

Institutional Asset Management. BT Financial Group's institutional products and services are designed for trustees of corporate superannuation funds institutions, large corporations and quasi-governmental entities. BT Financial Group distributes the majority of its institutional asset management products and services through consultants such as Towers Perrin, Mercer, Watson Wyatt, Frank Russell and others.

Margin Lending. BT Financial Group's margin lending services target retail clients and independent financial advisors. These services are marketed through independent financial advisors and retail investor centers in addition to other brokers. BT Financial Group's margin lending services allow independent financial advisors to provide their clients a full range of financial services.

Portfolio Services. BT Financial Group provides portfolio services to large institutions, corporations and mutual fund managers. Wrap is marketed to independent financial advisors and other financial intermediaries for a fee.

New Zealand. BT Financial Group's New Zealand operations provide a comprehensive group of products and services across both the retail and institutional markets. Retail products are distributed through independent financial advisors while institutional products are distributed through consultants.

Principal International

The activities of Principal International reflect our efforts to accelerate the growth of our assets under management by capitalizing on the international trend toward private sector defined contribution pension systems. Through Principal International, we offer retirement products and services, annuities, mutual funds and life insurance. We operate through subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, Japan and India.

The following table shows the asset flow summary for Principal International for the years indicated:

                             Principal International
                               Asset Flow Summary

                                                   As of or for the year
                                                     ended December 31,
                                                  ------------------------
                                                   2001     2000     1999
                                                  ------   ------   ------
                                                        (in billions)

Assets Under Management, beginning of year.....   $ 3.0    $ 2.0    $ 1.2
  Deposits.....................................     2.2      1.2      0.4
  Withdrawals..................................    (1.2)    (0.5)    (0.1)
  Investment Performance.......................     0.3      0.2      0.1
  Operations Acquired..........................     -        0.2      0.6
  Other........................................    (0.2)     0.1     (0.1)
  Effect of Exchange Rates.....................    (0.4)    (0.2)    (0.1)
                                                  ------   ------   ------
Assets Under Management, end of year...........   $ 3.7    $ 3.0    $ 2.0
                                                  ======   ======   ======

Products and Services

Through Principal International, we offer retirement products and services, annuities, mutual funds and life insurance.

Markets and Distribution

Asia/Pacific Region

Hong Kong. Our subsidiary in Hong Kong is actively competing in the defined contribution plan market. The government requires employers and employees each to contribute 5% of an employee's income to a Mandatory Provident Fund. We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, mutual funds or banks, direct marketing and through our own sales representatives. Our strategic partners help distribute our Mandatory Provident Fund products and services, or use our administrative and investment services in their own products. Our Mandatory Provident Fund products and services are marketed by agents under the various distribution arrangements we have with our strategic partners.

India. We own 50% of IDBI-Principal Asset Management Company, Ltd., ("IDBI-Principal"), a mutual fund company. Our joint venture partner is the Industrial Development Bank of India, ("IDBI"), a premier development bank in India. In addition to the current mutual fund business, we are positioning IDBI-Principal to compete in the emerging pension and long-term savings market in India. We sell our mutual funds through regional offices located throughout India and IDBI's banking offices.

Japan. We own 50% of ING/Principal Pensions Company, Ltd., which will sell a new defined contribution plan, as a result of legislation adopted in June 2001. This company will target small and medium-sized businesses and offer full-service record-keeping and plan administration. Our joint venture partner is ING Insurance International B.V., a member of the ING Group. Our pension sales representatives distribute our products through ING Life's independent agents to existing ING Life business clients and also through additional third-party distribution relationships developed by ING/Principal Pensions Company, Ltd.

Latin America

Argentina. We own a life insurance company and a retirement annuity company (our "Companies"). Principal Life Compania de Seguros, S.A., our life insurance company, targets small and medium-sized employers. We sell group and individual life insurance products through independent brokers and through bank branches of Societe Generale, with which we have an alliance. Societe Generale is a leading French banking institution with offices throughout Argentina through which we distribute our products. Principal Retiro Compania de Seguros de Retiro, S.A., our annuity company, provides annuities to individuals exiting the compulsory private pre-retirement asset accumulation system. We distribute annuity products through dedicated sales representatives who sell directly to customers and through independent brokers in Argentina. While recent adverse economic and political events in Argentina are expected to impact our ongoing operations, we have been positioning our Companies to work through this environment since mid-2001 and expect to manage revenues and expenses accordingly.

Brazil. We own 46% of BrasilPrev, a private pension company in Brazil, through a joint venture arrangement with Banco do Brasil, Brazil's largest bank. We are Banco do Brasil's exclusive partner for distributing pension products. BrasilPrev provides defined contribution products for the retirement needs of employers and individuals. Banco do Brasil's employees sell directly to individual clients through its bank branches. In addition, BrasilPrev reaches corporate clients through two wholesale distribution channels: (1) a wholesale distribution channel distributes products through a network of independent brokers who sell to the public, and (2) another channel coordinates with Banco do Brasil's corporate account executives to reach Banco do Brasil's existing corporate clients.

Chile. We own Principal Compania de Seguros de Vida Chile S.A., a Chilean insurance company, that primarily sells retirement annuities to individuals exiting the pre-retirement accumulation system. In July 1998, we acquired Compania de Seguros de Vida El Roble, S.A., or El Roble, a Chilean life insurance company. We have fully integrated the operations of El Roble with those of Principal Compania de Seguros de Vida Chile S.A. We distribute our annuity products through a network that consisted of over 65 captive agents and approximately 300 independent agents as of December 31, 2001. We also utilize sales representatives who sell through brokers. We also market life and health insurance products to small and medium-sized businesses and to individuals through brokers. Based upon assets, we were ranked as the fourth largest life insurance company in Chile as of September 30, 2001, according to the Superintendencia de Valores y Seguros, the Chilean regulatory agency for insurance companies. We also own 60% of Andueza & Principal Creditos Hipotecarios S.A., in a joint partnership arrangement with Andueza y Compania Agentes de Mutuos Hipotecarios S.A. Through this business, we originate, sell and service mortgage loans in Chile. In November 2001, we acquired 70% of Tanner Administradora de Fondos Mutuos S.A., a well-known Chilean Mutual Funds Administrator, as part of our strategy to enter the Voluntary Defined Contribution Market.

Mexico. We own Principal Mexico Compania de Seguros S.A. de C.V., ("Principal Seguros"), a life insurance company, Principal Afore S.A. de C.V., a private pension company which manages and administers individual retirement accounts under the mandatory privatized social security system in effect for all employees in Mexico, and Principal Pensiones S.A. de C.V., ("Principal Pensiones"), an annuity company. Our focus is on both pre-retirement and post-retirement savings plans. We distributed Principal Afore S.A. de C.V.'s products and services through a dedicated sales force of approximately 650 sales representatives as of December 31, 2001, who sold directly to individuals. As of December 31, 2001, Principal Pensiones used 132 employed sales representatives and independent brokers to distribute annuities directly to customers. Our life insurance company, Principal Seguros, distributes its products through an array of independent agents and brokers.

Life and Health Insurance Segment

Our Life and Health Insurance segment offers (1) individual life and disability insurance and (2) group life and health insurance throughout the U.S.

Our Life and Health Insurance segment contributed 42%, 47% and 48% of our total operating revenues and 28%, 26% and 19% of our total operating earnings for the years ended December 31, 2001, 2000 and 1999, respectively. The following table shows the total operating revenues, operating earnings and assets of our Life and Health Insurance segment, by individual life and disability insurance, and group life and health insurance, respectively, for the years indicated:

                            Life and Health Insurance
                          Selected Financial Highlights

                                                      As of or for the year ended December 31,
                                               --------------------------------------------------
                                                    2001             2000             1999
                                               ---------------  ---------------  ----------------
                                                                 (in millions)

Operating Revenues(1):
  Individual Life and Disability Insurance..   $ 1,508.4   38%  $ 1,472.9   36%  $  1,409.8   35%
  Group Life and Health Insurance...........     2,438.0   62     2,649.7   64      2,575.7   65
                                               ---------  ---   ---------  ---   ----------  ---
    Total...................................   $ 3,946.4  100%  $ 4,122.6  100%  $  3,985.5  100%
                                               =========  ===   =========  ===   ==========  ===

Operating Earnings:
  Individual Life and Disability Insurance..   $    97.7   49%  $    54.9   34%  $     86.8   96%
  Group Life and Health Insurance...........       103.5   51       107.4   66          3.9    4
                                               ---------  ---   ---------  ---   ----------  ---
    Total...................................   $   201.2  100%  $   162.3  100%  $     90.7  100%
                                               =========  ===   =========  ===   ==========  ===

Assets:
  Individual Life and Disability Insurance..   $ 9,094.0   84%  $ 8,682.1   82%  $  8,086.1   80%
  Group Life and Health Insurance...........     1,682.2   16     1,886.9   18      1,984.7   20
                                               ---------  ---   ---------  ---   ----------  ---
    Total...................................   $10,776.2  100%  $10,569.0  100%  $ 10,070.8  100%
                                               =========  ===   =========  ===   ==========  ===

--------------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Individual Life and Disability Insurance

We began as an individual life insurer in 1879. Our U.S. operations served approximately 758,000 individual policyholders with $84.5 billion of life insurance in force as of December 31, 2001. Individual life and disability insurance contributed 16%, 17% and 17% of our consolidated operating revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

We offer a wide array of individual life and disability insurance products aimed at serving our customers' financial needs throughout their lives.

The following table shows selected U.S. GAAP financial information regarding our individual insurance products for the years indicated:


                    Individual Life and Disability Insurance
                           Selected Product Highlights

                                                       As of or for the year ended
                                                                December 31,
                                                    ----------------------------------
                                                       2001        2000        1999
                                                    ----------  ----------  ----------
                                                                    ($ in millions)
Interest-sensitive life insurance:
  Number of policies.............................       95,695      90,682      80,459
  First-year premiums/Deposits...................   $     58.9  $     65.0  $     47.9
  Premiums/Deposits..............................        270.1       374.2       178.6
  Future policy benefits/Policy account balance..      1,748.4     1,567.6     1,237.2
  Life insurance in force........................     22,212.0    19,566.8    15,633.2
Traditional life insurance:
  Number of policies.............................      591,797     609,326     632,551
  First-year premiums/Deposits...................   $     27.3  $     27.0  $     32.2
  Premiums/Deposits..............................        766.2       772.8       780.8
  Future policy benefits/Policy account balance..      5,712.7     5,522.7     5,331.6
  Life insurance in force........................     62,308.5    60,389.0    59,581.1
Disability insurance:
  Number of policies.............................       70,453      65,497      59,729
  New sales (annualized first-year premium)......   $     17.9  $     17.2  $     15.1
  Premiums/Deposits..............................         83.2        74.2        64.6
  Future policy benefits/Policy account balance..        381.5       338.9       262.6

Products and Services

Our individual life and disability insurance products include:
interest-sensitive life insurance, including universal life and variable universal life; traditional life insurance and disability insurance.

Interest-Sensitive Life Insurance. Interest-sensitive life products include universal life and variable universal life insurance and offer life insurance protection for which both the premium and the death benefit may be adjusted by the policyholder. Our growth in individual life and disability insurance sales through December 31, 2001, has come mainly from variable universal life insurance products. Variable universal life insurance products represented 65% of our interest-sensitive life insurance premiums for the year ended December 31, 2001. We credit premiums, net of specified expenses, to an account maintained for the policyholder. Specific charges are made against the account for the cost of insurance protection and expenses. For universal life contracts, the entire account balance is invested in our general account. Interest is credited to the policyholder's account based on the earnings on general account investments. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of separate account choices. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on separate account investments is allocated directly to the policyholder accounts. The policyholder bears the investment risk on separate account investments. Our profitability is based on charging sufficient asset-based, premium-based and risk-based fees to cover the cost of insurance and expenses.

Traditional Life Insurance. Traditional life insurance includes participating whole life, adjustable life products and term life insurance products. Participating products and term life insurance products represented 15% and 4%, respectively, of our individual life and disability insurance sales for the year ended December 31, 2001. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to change the premium and face amount combination. Participating policyholders may receive policy dividends as declared by the board of directors of Principal Life if the combined result of experience factors, including interest earnings, mortality experience and expenses is better than the assumptions used in setting the premium. Our profitability is based on keeping a portion of the favorable experience before crediting the remainder to policyholders. Term insurance products provide a guaranteed benefit for a specified period of time in return for the payment of a fixed premium. Policy dividends are not paid on term insurance. Our profitability is based on charging a premium that is sufficient to cover the cost of insurance and expenses while providing us with an appropriate return.

Disability Insurance. Individual disability insurance products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of a monthly income. Disability insurance products represented 11% of our individual life and disability insurance sales for the year ended December 31, 2001. In addition to income replacement, we offer products to pay business overhead expenses for a disabled business owner, and for the purchase by the other business owners of the disabled business owner's interests in the business. Our profitability is based on charging a premium that is sufficient to cover claims and expenses while providing us with an appropriate return.

Markets and Distribution

We sell our individual products in all 50 states and the District of Columbia. Our target market is owners and executives of small and medium-sized businesses, as well as other individuals. Cash value life insurance provides valuable benefits at death and funding for needs prior to death, including funding employee benefit liabilities, estate planning, business continuation or buy-out. We design, market and administer our products to meet these needs. We have also recently established a number of marketing and distribution alliances to increase the sales of individual insurance products with firms such as AXA, Highland Capital, AG Edwards, Wells Fargo, Piper Jaffrey, and BISYS. Variable universal life insurance is popular for many reasons, including higher historical performance of equity investments resulting in a lower cost of insurance and an increase in values available while still alive. We also offer products specifically designed to meet the estate planning needs of business executives. Our individual disability products are also tailored to the needs of this market. Small and medium-sized businesses, their owners and executives represented 62% of individual life insurance sales and 47% of individual disability sales for the year ended December 31, 2001, based on first-year annualized premium.

We distribute our individual insurance products primarily through our affiliated financial representatives and secondarily through independent brokers. Affiliated financial representatives were responsible for 74% of individual life insurance sales, based on first-year annualized premium for the year ended December 31, 2001. We had 1,155 affiliated financial representatives in 49 offices as of December 31, 2001. Although they are independent contractors, we have a close tie with affiliated financial representatives and offer them benefits, training and access to tools and expertise. Independent brokers represented a larger percentage of individual disability sales with 48% of first-year annualized premium for the year ended December 31, 2001.

Group Life and Health Insurance

We began offering group insurance in 1941. We served approximately 79,000 employers and provided products and services to 4.7 million covered members as of December 31, 2001. We were the 11th largest writer of group insurance in the U.S. based on combined group life and health premium for 2000, according to the 2001 National Underwriter Life and Health Statistical Report. We offer a broad array of group insurance products including medical, life, disability, dental and vision insurance. In addition, we also offer administrative services on a fee-for-service basis to large employers in the U.S.

The following tables show the premium and premium equivalents, reserves and the incurred loss ratios for our group insurance products sold in the U.S. for the years indicated:

                         Group Life and Health Insurance
                         Premium and Premium Equivalents

                                       For the year ended December 31,
                                     -----------------------------------
                                        2001         2000         1999
                                     ---------    ---------    ---------
                                             (in millions)


Life Insurance...................    $   221.8    $   277.7    $   273.6
Disability Insurance.............         98.2         94.5         86.8
Medical Insurance(1).............      1,610.3      1,815.6      1,876.7
Dental and Vision Insurance......        351.1        340.4        270.0
Fee-for-service..................      1,828.2      1,502.2      1,287.6
                                     ---------    ---------    ---------
  Total..........................    $ 4,109.6    $ 4,030.4    $ 3,794.7
                                     =========    =========    =========
--------------------
(1) Includes $98.4 million and $164.6 million of Medicare Supplement insurance, for the years ended December 31, 2000 and 1999, respectively, all of which we reinsured effective July 1, 2000.


                         Group Life and Health Insurance
                        Reserves and Incurred Loss Ratios

                                       As of or for the year ended
                                                December 31,
                                       ---------------------------
                                        2001      2000      1999
                                       -------   -------   -------
                                                  ($ in millions)

Reserves:
Life Insurance......................   $ 259.5   $ 259.5   $ 262.2
Disability Insurance................     286.7     269.0     259.5
Medical Insurance(1)................     292.8     316.5     396.7
Dental and Vision Insurance.........      26.1      28.2      23.8
                                       -------   -------   -------
   Total Reserves...................   $ 865.1   $ 873.2   $ 942.2
                                       =======   =======   =======

Incurred Loss Ratios:
Life Insurance......................      71%       70%       71%
Disability Insurance................      89        85        80
Medical Insurance...................      79        83        90
Dental and Vision Insurance.........      75        76        77

--------------------
(1) Includes $43.0 million, $46.7 million and $68.2 million of Medicare Supplement insurance, as of December 31, 2001, 2000 and 1999, respectively, all of which we reinsured effective July 1, 2000.

Products and Services

Our U.S. group insurance products and services include - life insurance, disability insurance, medical insurance, dental and vision insurance and fee-for-service.

Group Life Insurance. Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2001, we had $70.3 billion of group life insurance in force covering 2.6 million individuals. We carry both traditional group life insurance that does not provide for accumulation of cash values and interest-sensitive group life insurance, commonly known as group universal life, which provides for accumulation of cash values. Our group life insurance business remains focused on the traditional annually renewable term product. Group term life and group universal life accounted for 90% and 10%, respectively, of our total group life insurance in force as of December 31, 2001. According to the 2000 LIMRA International, Inc. Sales and In Force Reports, we were ranked first in the U.S. in terms of the number of contracts/employer groups for both sales and existing business in 2000.

Group Disability Insurance. Group disability insurance provides partial replacement of earnings to insured employees who become disabled. Our group disability products include both short-term and long-term disability. Long-term disability represented 58% of our group disability premiums for the year ended December 31, 2001. In addition, we provide disability management services, or rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. For claims incurred more than two years prior to December 31, 2001, we achieved an 87% approval rate for such Social Security benefits. Our group disability business was ranked seventh in the U.S. as of December 31, 2000, in terms of number of contracts/employer groups in force, according to the 2000 LIMRA International, Inc. Sales and In Force Reports.

Group Medical Insurance. Group medical insurance provides partial reimbursement of medical expenses for insured employees and their dependents. Employees are responsible for deductibles, co-payments and co-insurance. We believe our products are well-positioned to address our customers' preference for a variety of provider choices and preferred provider discounts. We do not offer unrestricted indemnity and no longer offer the pure HMO model. As of January 1, 2002, we entered into a reinsurance agreement to reduce the volatility of our group medical insurance earnings.

Group Dental and Vision Insurance. Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2001, we had over 35,000 group dental and vision insurance plans in force. As of December 31, 2000, we were the largest group indemnity dental insurer in terms of 2000 sales based on total indemnity, and the largest in terms of number of contracts/employer groups in force in 2000 based on total indemnity, according to the 2000 LIMRA International, Inc. Sales and In Force Reports.

Fee-For-Service. We offer administration of group disability, medical, dental and vision services on a fee basis to larger employers.

Markets and Distribution

We market our group life, disability, medical, dental and vision insurance products to small and medium-sized businesses to complement our retirement services and individual insurance products. We market our fee-for-service administration capabilities to larger employers that self-insure their employees' health insurance benefits.

We sell our group life, disability, dental and vision coverages in all 50 states and the District of Columbia. We have chosen to market our medical insurance in 36 states which we believe have attractive market conditions. We consider a market to be attractive if there is a lack of deep penetration by HMOs and a favorable regulatory environment. We continually adapt our products and pricing to meet local market conditions.

We distribute our group insurance products through independent benefit brokers, consultants, financial planners and the same channels that sell our U.S. asset accumulation products. To reach these independent benefit brokers, consultants and financial planners, we employ three types of wholesale distributors - our medical sales representatives, our non-medical sales representatives and an independent wholesale organization, Rogers Benefit Group, dedicated to marketing group life, health and disability insurance products. An additional way we reach brokers is through our relationships with AON, Lockton, and Brown & Brown.

As of December 31, 2001, we had 112 medical and non-medical sales representatives and 38 service representatives in 53 offices. Our medical and non-medical sales representatives accounted for 64%, 60% and 64% of our group insurance sales for the years ended December 31, 2001, 2000 and 1999, respectively. These representatives act as a unique combination of wholesalers and brokers. They are an integral part of the sales process alongside the agent or independent broker. In addition to a high level of involvement in the sales process, the group sales force plays a key role in the ongoing servicing of the case by: providing local, responsive services to our customers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their plan. Compensation for the group sales force is a blend of salary and production-based incentives.

Rogers Benefit Group is a marketing and service organization that represents major high quality insurance carriers specializing in individual and group medical programs, and group life, disability and dental plans. Our relationship with Rogers Benefit Group dates back to its creation in 1970. It accounted for 36%, 40% and 36% of our group insurance sales for the years ended December 31, 2001, 2000 and 1999, respectively.

Mortgage Banking Segment

We began our residential lending activities in 1936. Our Mortgage Banking segment is primarily engaged in residential loan production and loan servicing in the U.S. Through our wholly-owned subsidiary, Principal Residential Mortgage, Inc., ("PRMI"), we originate, purchase, sell and service mortgage loans. We principally originate "A" quality home mortgages and do not originate subprime mortgages to any material degree, nor do we service or purchase any subprime mortgage loans. "A" quality loans are generally defined as loans eligible for sale to the Federal National Mortgage Association, ("Fannie Mae"), Federal Home Loan Mortgage Corporation, ("Freddie Mac") and the Government National Mortgage Association, ("Ginnie Mae"). According to Inside Mortgage Finance, based on the unpaid balance of $80.5 billion in mortgage loans in its servicing block, PRMI was ranked as the thirteenth largest mortgage servicer in the U.S. as of December 31, 2001, and was ranked twelfth in production with $37.8 billion of new loans for the year ended December 31, 2001.

Our Mortgage Banking segment contributed 8%, 4% and 5% of our total operating revenues and 18%, 8% and 12% of our total operating earnings for the years ended December 31, 2001, 2000 and 1999, respectively. The following table shows operating revenues, operating earnings and assets of our Mortgage Banking segment by loan servicing and loan production for the years indicated:

                                Mortgage Banking
                          Selected Financial Highlights

                                    As of or for the year ended December 31,
                                 ----------------------------------------------
                                      2001            2000            1999
                                 --------------  --------------  --------------
                                                 ($ in millions)

Operating Revenues(1):
  Loan Servicing...............  $  403.0   53%  $  313.8   87%  $  286.5   72%
  Loan Production..............     354.4   47       46.0   13      111.8   28
                                 --------  ---   --------  ---   --------  ---
    Total......................  $  757.4  100%  $  359.8  100%  $  398.3  100%
                                 ========  ===   ========  ===   ========  ===
Operating Earnings (Loss):
  Loan Servicing...............  $   (4.7) N/A   $   63.9  N/A   $   29.3   52%
  Loan Production..............     131.4  N/A      (13.9) N/A       27.5   48
                                 --------  ---   --------  ---   --------  ---
    Total......................  $  126.7  N/A   $   50.0  N/A   $   56.8  100%
                                 ========  ===   ========  ===   ========  ===
Assets:
    Total......................  $2,718.8  100%  $1,556.3  100%  $1,737.7  100%
                                 ========  ===   ========  ===   ========  ===
--------------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Loan Production

Our loan production strategy is to manage our four distribution channels, correspondent lending, retail origination, wholesale lending and Mortgage Direct, in a manner that is consistent with our loan servicing strategy. We obtain new customers through each of our four distribution channels, with the majority being obtained through our correspondent lending and wholesale lending operations. Our Mortgage Direct operation, which is primarily involved with the retention of current servicing portfolio customers, refinances current loans and makes new loans to customers on new properties they purchase.

We originate and purchase conventional mortgage loans, mortgage loans insured by the Federal Housing Administration, ("FHA"), and mortgage loans partially guaranteed by the Department of Veterans Affairs, ("VA"). A majority of our conventional loans are conforming loans that qualify for inclusion in guarantee programs sponsored by Fannie Mae or Freddie Mac. The remainder of the conventional loans are non-conforming loans, such as jumbo loans with an original balance in excess of $300,700 or other loans that do not meet Fannie Mae or Freddie Mac guidelines. We neither originate nor purchase "B" or "C" mortgages, defined as lower credit quality loans. However, we are beginning to originate or purchase "A-" quality residential loans that are eligible for sale to Fannie Mae or Freddie Mac. We believe this segment presents opportunities to further penetrate the expanding U.S. housing market without presenting the types of risks inherent in the subprime sector.

The following table shows our loan production by loan type for the years indicated:

                                Mortgage Banking
                          Loan Production by Loan Type

                                            For the year ended December 31,
                                         -------------------------------------
                                             2001         2000         1999
                                         -----------  -----------  -----------
                                                    ($ in millions)

Conventional Loans:
     Number of loans...................      190,382       35,418       56,731
     Volume of loans ..................  $  27,717.4  $   4,969.1  $   7,307.4
     Percent of total volume...........         73%          60%          55%
FHA/VA Loans:
     Number of loans...................       85,207       31,093       57,592
     Volume of loans...................  $  10,053.9  $   3,342.7  $   5,999.9
     Percent of total volume...........         27%          40%          45%
Total Loans:
     Number of loans...................      275,589       66,511      114,323
     Volume of loans...................  $  37,771.3  $   8,311.8  $  13,307.3
     Average loan amount
     ($ in thousands)..................  $     137.1  $     125.0  $     116.4


The following table shows our loan production by purpose and by interest rate type for the years indicated:

                                Mortgage Banking
                Loan Production by Purpose and Interest Rate Type

                           For the year ended December 31,
                        ------------------------------------
                           2001         2000         1999
                        ----------   ----------   ----------
                                    (in millions)


Purchase.............   $ 17,047.2   $  6,930.1   $  9,106.8
Refinance............     20,724.1      1,381.7      4,200.5
                        ----------   ----------   ----------
  Total..............   $ 37,771.3   $  8,311.8   $ 13,307.3
                        ==========   ==========   ==========

Fixed Rate...........   $ 37,021.2   $  7,400.7   $ 12,449.4
Adjustable Rate......        378.2        854.1        683.8
Balloon..............        371.9         57.0        174.1
                        ----------   ----------   ----------
  Total..............   $ 37,771.3   $  8,311.8   $ 13,307.3
                        ==========   ==========   ==========

We are actively engaged in the loan production business via the following distribution channels: correspondent lending; retail origination; wholesale and Mortgage Direct.

The following table shows our loan production by distribution channel for the years indicated:

                                Mortgage Banking
                     Loan Production by Distribution Channel

                                    For the year ended December 31,
                                  ------------------------------------
                                     2001         2000         1999
                                  ----------   ----------   ----------
                                              (in millions)
Volume of Loans:
  Correspondent Lending.........  $ 28,471.5   $  6,378.6   $ 10,545.4
  Retail Origination............     2,393.6        734.4      1,088.8
  Wholesale.....................     6,213.8      1,079.7      1,247.1
  Mortgage Direct...............       692.4        119.1        426.0
                                  ----------   ----------   ----------
    Total.......................  $ 37,771.3   $  8,311.8   $ 13,307.3
                                  ==========   ==========   ==========

Correspondent Lending. As of December 31, 2001, we had contracts with 517 lending institutions across the U.S. to purchase prime credit quality loans on an ongoing basis. According to Inside Mortgage Finance, as of December 31, 2001, we were the sixth largest correspondent lender in the U.S. High quality financial institutions are approved to do business with us only after we review their reputation, financial strength and lending expertise. Our "Correspondent Lending Service Center" on the Internet currently offers online access to loan registration, an interactive sellers' procedure manual, seller-specific rate/price quotations and simplified contact information. We are developing online technologies to offer automated underwriting systems, pipeline reporting and account management tools and electronic business-to-business capabilities for our correspondent sellers. Additionally, we are forging numerous alliances with third-party service providers to further streamline processes, improve productivity and provide outstanding customer service.

Retail Origination. Our retail channel originates prime credit quality mortgages through referrals from real estate agents, builders and personal contact with consumers through our nationwide network, which was comprised of 258 mortgage loan officers located in 60 offices as of December 31, 2001. We are developing automated exchange service agreements which will allow retail loan officers to establish reciprocal agreements with partners including realtors, builders, attorneys, title companies and others to and from our Internet website. This will enable us to build better relationships with such partners by providing access to relevant information via the Internet for their convenience.

Wholesale. Our wholesale channel, which we acquired in 1998, originates or purchases prime credit quality loans through 13 regional offices that worked directly with 1,964 participating mortgage loan brokers across the U.S. as of December 31, 2001. Mortgage loan brokers are approved only after a review of their reputation and mortgage lending expertise and financials. Through the "Wholesale Lending Service Center" on our Internet website, wholesale lenders can retrieve contact information and seller specific interest rate quotations. We have developed plans and are working to provide online registration, automated underwriting system, pipeline reporting and account management services to our brokers. We are also developing electronic document delivery and execution capabilities for wholesale sellers to exchange secure documents with wholesale purchasers.

Mortgage Direct. Our Mortgage Direct channel originates prime credit quality mortgage loans through direct contact with current and new customers via telephone and the Internet. The goal of our Internet channel is to give our current customers access to a customer-focused website, allowing them to obtain home financing quickly, confidently and at an attractive value, while preserving acceptable profit margins for us. We believe that providing current customers with choice, ease of access, convenient processes and simplified procedures will cause a growing percentage of our customers to choose us for all of their home financing needs.

Loan Underwriting

Our guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and Freddie Mac. Our guidelines for underwriting FHA-insured and VA-guaranteed loans comply with the criteria established by those government entities. Our underwriting guidelines and property standards for conventional non-conforming loans are based on the underwriting standards employed by private investors for such loans. In addition, conventional loans having a loan-to-value ratio greater than 80% at origination, which are originated or purchased by us, are required to have private mortgage insurance. Insurance is either paid by the borrower or the lender. Our underwriting standards generally allow loan-to-value at origination of up to 97% for mortgage loans with an original principal balance of up to $300,700. To determine whether a prospective borrower has sufficient monthly income available to meet: (1) the borrower's monthly obligation on the proposed mortgage loan and (2) monthly housing expenses and other financial obligations, we generally use the guidelines, techniques and technology tools provided by our investors.

Sale of Loans

As a mortgage banker, substantially all loans we originate or purchase are sold without recourse, subject in the case of VA loans to the limits of the VA's guaranty. Conforming conventional loans are generally pooled by us and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. These securities are then sold to national or regional broker-dealers. Substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold, subject to representations and warranties made by us on a non-recourse basis, whereby foreclosure losses are generally a liability of Fannie Mae or Freddie Mac. Substantially all of our FHA-insured and VA-guaranteed mortgage loans sold are securitized through Ginnie Mae. The FHA insures us against foreclosure loss and the VA provides partial guarantees against foreclosure loss. To guarantee timely and full payment of principal and interest on Fannie Mae, Freddie Mac and Ginnie Mae securities, we pay guarantee fees to these agencies.

Loan Servicing

We service residential mortgages in return for a servicing fee. Our servicing division receives and processes mortgage payments for home owners, remits payments to investors and others, holds escrow funds, contacts delinquent borrowers, supervises foreclosures and property dispositions and performs other miscellaneous duties related to loan administration. We acquire only "A" or "A-" quality home mortgages for servicing. This practice simplifies the systems necessary for servicing and reduces the amount of time and money spent on collections and foreclosure administration activities. Our goal is to service, on a non-recourse basis, a majority of the loans that we originate. In addition, we periodically purchase bulk-servicing contracts, also on a non-recourse basis to us, on prime quality mortgage loans originated by other lenders. Our bulk purchases focus primarily on the acquisition of agency servicing packages. Factors which influence the management of the servicing portfolio include the expected long-term and short-term profitability of the servicing rights, customer retention objectives and the potential cross-selling of retirement investments and insurance and other products to home owners. Servicing contracts acquired through bulk purchases accounted for 23% of our mortgage servicing portfolio as of December 31, 2001.

The following table shows the composition of our servicing portfolio by type and performance for the years indicated:

                                Mortgage Banking
           Composition of Servicing Portfolio by Type and Performance

                                                   As of December 31,
                                            ---------------------------------
                                               2001        2000        1999
                                            ---------   ---------   ---------
                                                      ($ in millions)

Conventional Mortgage Loans...............  $55,525.9   $34,396.3   $30,679.4
FHA-Insured Mortgage Loans................   18,523.6    15,463.8    15,028.8
VA-Guaranteed Mortgage Loans..............    6,481.0     6,127.3     6,167.3
                                            ---------   ---------   ---------
     Total Servicing Portfolio............  $80,530.5   $55,987.4   $51,875.5
                                            =========   =========   =========

Delinquent Mortgage Loans and
  Pending Foreclosures at Period End(1):
  30 Days.................................        3.8%        4.4%        3.4%
  60 Days.................................        1.0         1.2         1.1
  90 Days or more.........................        0.4         0.5         0.5
                                            ---------   ---------   ---------
     Total Delinquencies..................        5.2%        6.1%        5.0
                                            =========   =========   =========
Foreclosures Pending......................        1.0%        1.3%        1.1%
--------------------
(1) Expressed as a percentage of the total number of loans serviced excluding sub-serviced loans.

The following table shows the composition of our servicing portfolio by interest rate as of December 31, 2001:

                                Mortgage Banking
                      Servicing Portfolio by Interest Rate
                             As of December 31, 2001

                                                             Average Maturity
     Interest Rate        Principal    Percentage of Total        (Years)
-----------------------   ----------   -------------------   ----------------
                                         ($ in millions)

7% and under...........   $ 46,554.3           58%                  24.8
7.01 - 8%..............     29,521.5           37                   26.4
8.01 - 9%..............      4,218.1            5                   24.9
9.01 - 10%.............        201.2            -                   18.0
Over 10%...............         35.4            -                   12.2
                          ----------   -------------------
  Total................   $ 80,530.5          100%                  25.4
                          ==========   ===================

The weighted-average interest rate in our servicing portfolio as of December 31, 2001 was 7.09%. As of December 31, 2001, fixed rate loans comprised 97% of the servicing portfolio and the weighted-average interest rate of the fixed-rate loans was 7.09%.

Risk Management

Because mortgage lending is subject to asset valuation risk associated with changes in interest rates, we manage and hedge our servicing assets and our "in process" mortgage loan production pipeline. Using a balanced blend of proprietary analytical models and purchased interest rate risk management tools, we have developed a risk management protocol designed to reduce volatility.

We use derivatives, such as interest rate swaps and floors, principal-only swaps, Treasury futures contracts and options on Treasury futures contracts to hedge a portion of our portfolio of mortgage servicing rights from prepayment risk associated with changes in interest rates. To further minimize our exposure to interest rate fluctuations, we seek a balance between loan servicing and loan production, which are counter cyclical in nature. Historically, during periods of low interest rates and the resulting increase in refinancings, revenue generated by mortgage originations generally offsets revenue loss related to prepayment of mortgages for which we provide servicing.

In the normal course of business, our Mortgage Banking segment protects its position in mortgages by taking positions in the options, futures and cash markets. We hedge in the cash market by entering into forward delivery contracts, which require us to deliver loans or mortgage-backed securities at a future date at a preset price. All risk management activity is reviewed and approved by a committee of Principal Residential Mortgage Inc. senior management.

Seasonality

The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of selling and reselling of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. This activity typically peaks during the spring and summer seasons and declines to lower levels from mid-November through February.

Corporate and Other Segment

Our Corporate and Other segment holds the assets in excess of those needed by the four operating segments. These assets are primarily comprised of fixed income securities, common stock and real estate investments. All long-term debt and inter-segment eliminations are included in this segment.

Our Corporate and Other segment generated 1%, 1% and 1% of our total operating revenues and 5%, 10% and 2% in total operating earnings for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table shows operating revenues, operating earnings and assets for our Corporate and Other segment for the years indicated:

                               Corporate and Other
                          Selected Financial Highlights

                               As of or for the year ended
                                       December 31,
                            ---------------------------------
                               2001        2000        1999
                            ---------   ---------   ---------
                                       (in millions)

Operating Revenues(1):....  $   100.8   $    97.1   $    61.9
                            =========   =========   =========
Operating Earnings:.......  $    38.1   $    67.7   $     9.5
                            =========   =========   =========
Assets:...................  $ 1,354.8   $   957.8   $ 1,121.5
                            =========   =========   =========
--------------------
(1) Total revenues, excluding net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustment to fee revenues.

Competition

Competition in our operating segments is based on a number of factors, including service, product features, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete for customers and distributors with a large number of financial services companies such as banks, mutual funds, broker-dealers, insurers and asset managers. Some of these companies offer a broader array of products, more competitive pricing, greater diversity of distribution sources, better brand recognition or, with respect to insurers, higher financial strength ratings. Some may also have greater financial resources with which to compete or may have better investment performance at various times.

Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, Nationwide, AXA, Mass Mutual and Manulife. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 8,171 mutual funds in the U.S. as of December 31, 2000, according to the Investment Company Institute 2001 Mutual Fund Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as J.P. Morgan Chase, Morgan Stanley Asset Management and T. Rowe Price, many of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. As we expand into additional distribution channels for this product, we will face strong competition from Nationwide and Hartford. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and AIG. In the highly competitive life and health insurance business, our competitors include other insurers such as UNUM, Guardian, The Northwestern Mutual Life Insurance Company, Manulife, Blue Cross and Blue Shield organizations, and health maintenance organizations such as United HealthCare and Aetna. The mortgage banking industry is also highly competitive and fragmented and we compete with other mortgage bankers, commercial banks, savings and loan associations, credit unions and insurance companies such as Countrywide and Wells Fargo.

We believe we distinguish ourselves from our competitors through our:

o full-service platform;

o strong customer relationships;

o focus on financial performance; and

o performance-oriented culture.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, implementing fundamental changes in the regulation of the financial services industry in the U.S. The Act permits mergers that combine commercial banks, insurers and securities firms under one holding company. Under the Act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities. This includes acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer. With the passage of the Gramm-Leach-Bliley Act, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurance companies in the U.S. may materially adversely affect all of our product lines by substantially increasing the number, size and financial strength of potential competitors.

Employees

As of December 31, 2001, we had 17,138 employees. None of our employees is subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

Item 2.  Properties

We own 26 properties in our home office complex in Des Moines, Iowa and in various other locations. We occupy approximately 94% of the 4.29 million gross square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.  Legal Proceedings

We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of medical insurance, life insurance, annuities and residential mortgages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

Recently, companies in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper life insurance sales practices. Principal Life is currently a defendant in two purported class-action lawsuits alleging improper sales practices. We have reached an agreement in principle to settle both of those lawsuits. The settlement has received court approval. We have established reserves at a level we believe sufficient to cover the cost of the settlement. A number of persons and entities who were eligible to be class members have excluded themselves from the class (or "opted out"), as the law permits them to do. Some of those class members have filed lawsuits and we have been notified that others who opted out from the class will file lawsuits and make claims similar to those addressed by the settlement. Similar opt-out lawsuits have been brought against other life insurance companies as a result of settlement of similar class-action lawsuits. Defense of these lawsuits may cause us to incur significant costs. At this time, we are not able to estimate the number of such lawsuits that may be filed, the costs of defending the lawsuits or whether our defense will be successful.

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned Esther L. Gayman v. Principal Mutual Holding Company, et al. We believe there are meritorious defenses to the plaintiff's claims and we intend to vigorously contest all of the plaintiff's claims. We are not presently aware of any other lawsuits challenging the plan of conversion. There can be no assurance, however, that additional lawsuits will not be commenced.

While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe any pending matter will have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders of Principal Financial Group, Inc. during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Registrant

The following information is furnished with respect to each of the executive officers of the Company, each of whom is elected by and serves at the pleasure of the Board of Directors.

J. Barry Griswell, 53, has been Chairman, President and Chief Executive Officer of the Company and Principal Life Insurance Company since January 1, 2002, a director of the Company since April 24, 2001, and a Principal Life director since March 1998. Prior thereto, he had been President and Chief Executive Officer of the Company since April 25, 2001, and President and Chief Executive Officer of Principal Life since January 2000. Prior to January 2000, Mr. Griswell held the following positions with Principal Life: President from 1998-2000 and Executive Vice President from 1996-1998. He is a Chartered Life Underwriter, a Chartered Financial Consultant and a LIMRA Leadership Institute Fellow. He is Chair of the Executive and Board-Management Committees of the Company.

David J. Drury, 57, has been a director of the Company since April 24, 2001, and a Principal Life director since 1993. He will retire from Principal Life on March 31, 2002, and was Chairman of the Company and Principal Life until December 31, 2001. Prior to December 31, 2001, he was Chairman of the Company since April 25, 2001, and Chairman of Principal Life since January 2000. Prior to 2000, Mr. Drury was Chairman and Chief Executive Officer of Principal Life from 1995 to 1999. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries. He is a member of the Executive Committee of the board of directors of the Company.

John E. Aschenbrenner, 52, who heads the Life and Health Insurance and Mortgage Banking segments of our operations has been Executive Vice President of the Company since April 25, 2001, and Executive Vice President of Principal Life since January 2000. From 1996-1999, he was Senior Vice President of Principal Life. Mr. Aschenbrenner serves as a director of the 28 mutual funds that comprise the Principal Family of Mutual Funds.

Michael T. Daley, 45, who heads Marketing and Distribution has been Executive Vice President of the Company since April 25, 2001, and Executive Vice President of Principal Life since June 2000. From 1997-2000, he was Senior Vice President of CIGNA Retirement and Investment Services and from 1992-1997, he was Managing Director of Bankers Trust Company.

Dennis P. Francis, 58, has been Chief Executive Officer of Principal Capital Management since 1999. He has been Senior Vice President of the Company since April 25, 2001, and Senior Vice President and Chief Investment Officer of Principal Life since 1998. From 1990-1997, he was Vice President--Commercial Real Estate of Principal Life.

Michael H. Gersie, 53, has been Executive Vice President and Chief Financial Officer of the Company since April 25, 2001, and Executive Vice President and Chief Financial Officer of Principal Life since January 2000. From 1994-1999, he was Senior Vice President of Principal Life.

Ellen Z. Lamale, 48, has been Senior Vice President and Chief Actuary of the Company since April 25, 2001, and Senior Vice President and Chief Actuary of Principal Life since June 1999. From 1992-1999, she was Vice President and Chief Actuary of Principal Life.

Mary A. O'Keefe, 45, who heads Corporate Relations and Human Resources has been Senior Vice President of the Company since April 25, 2001, and Senior Vice President of Principal Life since January 1998. From 1994-1997, she was Vice President--Corporate Relations of Principal Life.

Karen E. Shaff, 47, has been Senior Vice President and General Counsel of the Company since April 25, 2001, and Senior Vice President and General Counsel of Principal Life since January 2000. From June 1999-December 1999, she was Senior Vice President and Deputy General Counsel of Principal Life, and from 1995-May 1999, she was Vice President and Associate General Counsel of Principal Life. She is a director of HealthExtras, Inc., a provider of health and disability insurance.

Norman R. Sorensen, 56, has been President of Principal International, Inc. since 1998 and has been Senior Vice President of Principal Financial Group, Inc. since April 25, 2001, and Senior Vice President of Principal Life since December 1998. From 1989-November 1998, he was Vice President and Senior Executive--Latin America, American International Group.

Carl C. Williams, 64, has been Senior Vice President and Chief Information Officer of Principal Financial Group, Inc. since April 25, 2001, and Senior Vice President and Chief Information Officer of Principal Life since July 1997. From 1993-1997, he was Vice President--Information Technology of Amoco Oil.

Larry D. Zimpleman, 50, has been the head of our U. S. Asset Accumulation business since February 2002, and Executive Vice President of the Company and Principal Life since August 25, 2001. Prior to his current position, Mr. Zimpleman was Senior Vice President of Principal Life from June 1999-August 2001, Vice President from 1998-1999 and Vice President--Pension from 1994-1998. Mr. Zimpleman serves as Chairman of the Board and a director of the 28 mutual funds that comprise the Principal Family of Mutual Funds.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. The high and low closing prices for our common stock on the NYSE for the period from October 23 to December 31, 2001 were $24.75 and $20.40, respectively. On March 8, 2002, there were approximately 635,001 stockholders of record of our common stock.

Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the company and the impact of regulatory restrictions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

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

The IPO commenced on October 23, 2001, at a price of $18.50 per share and terminated upon the sale of all of the 115.0 million shares of common stock that were registered (including 15.0 million shares sold pursuant to the underwriters' over-allotment options). The IPO resulted in gross proceeds of $2,127.5 million, including $277.5 million of gross proceeds attributable to the underwriters' exercise of the over-allotment options. We incurred total offering expenses of $108.6 million, including $92.6 million of underwriting discounts and commissions, and $16.0 million of other expenses. We recognized a related tax benefit of $0.4 million. Net proceeds equaled $2,019.3 million, of which $329.6 million was retained by Principal Financial Group, Inc. for working capital, payment of dividends, and other general corporate purposes, and $1,689.7 million was contributed to Principal Life Insurance Company principally to fund demutualization compensation to policyholders in the form of policy credits and cash, and to cover certain expenses related to the demutualization. In connection with the IPO, we did not make any payments, directly or indirectly, to any of our directors or officers, or, to our knowledge, any of their associates, other than as demutualization compensation payable to policyholders pursuant to the plan of conversion, or to any person owning ten percent or more of any class of our equity securities, or (except as set forth in the preceding sentence) to any of our affiliates.

In addition to the shares of our common stock distributed in the IPO, many policyholders entitled to receive compensation in the demutualization received shares of our common stock distributed in connection with the demutualization, as well as cash or policy credits as compensation for extinguishment of their membership interests in Principal Mutual Holding Company. Shares received by policyholders as demutualization compensation are exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. None of Principal Financial Group, Inc., Principal Financial Services, Inc. or Principal Life received any proceeds from the issuance of our common stock to policyholders entitled to receive compensation in the demutualization for the extinguishment of their membership interests in Principal Mutual Holding Company or to the policy credits separate account.

Item 6.  Selected Financial Data

The following table sets forth certain selected historical consolidated financial information of Principal Financial Group, Inc., the successor to Principal Mutual Holding Company, following our demutualization effective October 26, 2001. We derived the consolidated financial information for each of the years ended December 31, 2001, 2000 and 1999 and as of December 31, 2001 and 2000 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information for the years ended December 31, 1998 and 1997 and as of December 31, 1999, 1998 and 1997 from our audited consolidated financial statements not included in this Form 10-K. The following summary consolidated financial information, other than the Principal Life statutory data, has been prepared in accordance with U.S. GAAP.

The following is a summary of financial information. In order to fully understand our consolidated financial information, you should also read Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes to the financial statements included in this Form 10-K. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

                                                       As of or for the year ended December 31,
                                             ---------------------------------------------------------
                                              2001(2)     2000(2)     1999(2)     1998(2)     1997(2)
                                             ---------   ---------   ---------   ---------   ---------
                                                     ($ in millions, except per share data)

Income Statement Data(1):
Revenues:
   Premiums and other considerations......   $4,122.3    $3,996.4    $3,937.6    $3,818.4    $4,667.8
   Fees and other revenues................    1,814.7     1,576.3     1,287.3       978.8       881.9
   Net investment income..................    3,394.5     3,172.3     3,072.0     2,933.9     2,936.6
   Net realized capital gains (losses)....     (514.0)      139.9       404.5       465.8       175.3
                                             ---------   ---------   ---------   ---------   ---------
       Total revenues.....................    8,817.5     8,884.9     8,701.4     8,196.9     8,661.6

Expenses:
   Benefits, claims and settlement
     expenses.............................    5,482.1     5,232.3     5,260.9     5,089.0     5,632.5
   Dividends to policyholders.............      313.7       312.7       304.6       298.7       299.3
   Operating expenses.....................    2,573.2     2,479.4     2,070.3     2,074.0     2,035.5
                                             ---------   ---------   ---------   ---------   ---------
       Total expenses.....................    8,369.0     8,024.4     7,635.8     7,461.7     7,967.3
                                             ---------   ---------   ---------   ---------   ---------
Income before income taxes and
   cumulative effect of
   accounting change......................      448.5       860.5     1,065.6       735.2       694.3
Income taxes..............................       79.0       240.3       323.5        42.2       240.8
                                             ---------   ---------   ---------   ---------   ---------
Income before cumulative effect of
   accounting change......................      369.5       620.2       742.1       693.0       453.5
Cumulative effect of accounting
   change, net of related income taxes....      (10.7)        -           -           -           -
                                             ---------   ---------   ---------   ---------   ---------
Net income................................   $  358.8    $  620.2    $  742.1    $  693.0    $  453.5
                                             =========   =========   =========   =========   =========


                                                     As of or for the year ended December 31,
                                             --------------------------------------------------------
                                              2001(2)     2000(2)    1999(2)     1998(2)     1997(2)
                                             ---------   ---------  ---------   ---------   ---------
                                                       ($ in millions, except per share data)

Earnings per Share Data(3):
Income before cumulative effect of
   accounting change per share:
   Basic..................................   $    1.02         N/A        N/A         N/A         N/A
   Diluted................................   $    1.02         N/A        N/A         N/A         N/A
Cumulative  effect of  accounting  change
   per share, net of related income taxes:
   Basic..................................   $   (0.03)        N/A        N/A         N/A         N/A
   Diluted................................   $   (0.03)        N/A        N/A         N/A         N/A
Net income per share:
   Basic..................................   $    0.99         N/A        N/A         N/A         N/A
   Diluted................................   $    0.99         N/A        N/A         N/A         N/A

Common shares outstanding at year-end
   (in millions)..........................       360.1         N/A        N/A         N/A         N/A
Weighted-average common shares
   outstanding for the year (in millions).       362.4         N/A        N/A         N/A         N/A
Weighted-average common shares and
   potential common shares outstanding
   for the year for computation of diluted
   earnings per share (in millions).......       362.4         N/A        N/A         N/A         N/A


Cash dividends per share..................         -           N/A        N/A         N/A         N/A

Balance Sheet Data(1):
Invested assets...........................   $44,772.9   $42,090.6  $41,343.2   $40,686.7   $39,572.2
Separate account assets(4)................    35,864.8    34,916.2   34,992.3    29,009.3    23,560.1
All other assets..........................     7,712.8     7,398.1    7,617.7     4,350.7     4,002.9
                                             ---------   ---------  ---------   ---------   ---------
       Total assets.......................   $88,350.5   $84,404.9  $83,953.2   $74,046.7   $67,135.2
                                             =========   =========  =========   =========   =========

Policyholder liabilities..................   $39,308.1   $38,243.6  $37,808.9   $35,885.1   $35,306.1
Separate account liabilities..............    35,864.8    34,916.2   34,992.3    29,009.3    23,560.1
Short-term debt...........................       511.6       459.5      547.3       290.9       313.7
Long-term debt............................     1,378.4     1,336.5    1,492.9       670.9       458.9
All other liabilities.....................     4,467.3     3,196.6    3,558.9     2,523.3     2,212.2
                                             ---------   ---------  ---------   ---------   ---------
       Total liabilities..................   $81,530.2   $78,152.4  $78,400.3   $68,379.5   $61,851.0
                                             =========   =========  =========   =========   =========

Common stock(5)...........................   $     3.8   $     -    $     -     $     -     $     -
Additional paid-in capital(6).............     7,072.5         -          -           -           -
Retained earnings (deficit)(7)............       (29.1)    6,312.5    5,692.3     4,950.2     4,257.2
Accumulated other comprehensive
   income (loss)..........................       147.5       (60.0)    (139.4)      717.0     1,027.0
Treasury stock(8).........................      (374.4)        -          -           -           -
                                             ---------   ---------  ---------   ---------   ---------
       Total stockholders' equity.........   $ 6,820.3   $ 6,252.5  $ 5,552.9   $ 5,667.2   $ 5,284.2
                                             =========   =========  =========   =========   =========

Principal Life Statutory Data(9):
Premiums and deposits(10).................   $ 4,743.9   $15,653.3  $15,709.8   $14,120.3   $12,710.9
Net income(11)............................       415.0       912.6      713.7       511.4       432.2

   Statutory capital and surplus(12)......   $ 3,483.8   $ 3,356.4  $ 3,151.9   $ 3,031.5   $ 2,811.1
   Asset valuation reserve................       767.4       919.8      953.8       966.9     1,087.9
                                             ---------   ---------  ---------   ---------   ---------
          Statutory capital and surplus
            and asset valuation reserve...   $ 4,251.2   $ 4,276.2  $ 4,105.7   $ 3,998.4   $ 3,899.0
                                             =========   =========  =========   =========   =========


                                                       As of or for the year ended December 31,
                                             ---------------------------------------------------------
                                              2001(2)     2000(2)     1999(2)     1998(2)     1997(2)
                                             ---------   ---------   ---------   ---------   ---------
                                                       ($ in millions, except per share data)

Other Supplemental Data:
Net income................................   $   358.8   $   620.2   $   742.1   $   693.0   $   453.5
Less:
Net realized capital gains (losses), as
   adjusted(13)...........................      (321.0)       93.1       266.9       320.7       111.4
Non-recurring items(14)...................       (31.1)     (101.0)        -         104.8         -
                                             ---------   ---------   ---------   ---------   ---------
       Operating earnings.................   $   710.9   $   628.1   $   475.2   $   267.5   $   342.1
                                             =========   =========   =========   =========   =========

Operating return on average equity(15)....        10.9%       10.5%        8.9%        5.8%        8.5%
Total return on average equity(16)........         5.5%       10.3%       13.9%       15.1%       11.3%

Operating earnings before amortization of
   goodwill and other intangibles.........   $   751.3   $   670.8   $   492.0   $   304.0   $   352.0

Assets under management ($ in billions)...   $   120.2   $   117.5   $   116.6   $    80.4   $    72.1

Number of employees (actual)..............      17,138      17,473      17,129      15,970      17,637

--------------------
(1) We have reclassified periods prior to December 31, 2001, to conform to the presentation for that period.

(2) Our consolidated financial information was affected by the following transactions that affect year-to-year comparability:

o On October 1, 2001, Spectrum Asset Management became an affiliate of Principal Capital Management, LLC. The acquisition was accounted for using the purchase method and the results of operations of the acquired business have been included in the financial statements from the date of acquisition. We included revenues of $0.8 million in 2001 in our consolidated results of operations and $5.5 million of total assets as of December 31, 2001, in our consolidated financial position.

o On September 25, 2001, we disposed of all the stock of PT Asuransi Jiwa Principal Indonesia, our subsidiary in Indonesia. We currently have no business operations in Indonesia. We received nominal proceeds, which resulted in a realized capital loss of $6.7 million. Total assets of our operations in Indonesia as of December 31, 2000, were $3.2 million. We included nominal revenues and net loss from our operations in Indonesia in our consolidated results of operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

o On February 15, 2001, we disposed of all of the stock of Principal International Espana, S.A. de Seguros de Vida, our subsidiary in Spain, for nominal proceeds, resulting in a net realized capital loss of $38.4 million, or $21.0 million net of tax, ceasing our business operations in Spain. Total assets of our operations in Spain as of December 31, 2000, were $222.7 million. We included revenues of $49.4 million, $51.7 million and $46.0 million in our results of operations for the years ended December 31, 2000, 1999 and 1998, respectively. We included a net loss of $1.2 million and net income of $0.9 million and $2.8 million in our results of operations for the years ended December 31, 2000, 1999 and 1998, respectively. We did not include revenues or net income from our operations in Spain in our consolidated results of operations for the year ended December 31, 2001.

o On August 31, 1999, we acquired the outstanding stock of several companies affiliated with Bankers Trust Australia Group from Deutsche Bank AG at a purchase price of $1.4 billion. We issued unsecured long-term debt of $665.0 million to partially fund the acquisition. We report this debt and related interest expense in our Corporate and Other segment. The acquired companies now operate under the name BT Financial Group. We accounted for the acquisition using the purchase method. We included the results of operations of the acquired companies in our International Asset Management and Accumulation segment and our consolidated financial statements from the date of acquisition. We included revenues of $220.9 million, $285.5 million and $116.5 million in our consolidated results of operations for the years ended December 31, 2001, 2000 and 1999, respectively. We included net loss of $14.8 million, net income of $6.5 million and net loss of $3.1 million in our consolidated results of operations for the years ended December 31, 2001, 2000 and 1999, respectively. We accounted for the purchase price as follows: $897.4 million of identifiable intangibles, consisting primarily of management rights for the fund management business and the BT brand name, $38.5 million of workforce intangibles and $408.6 million of resulting goodwill, which are being amortized on a straight line basis over 40, 8 and 25 years, respectively.

o We acquired Compania de Seguros de Vida El Roble S.A., or El Roble, a Chilean life insurance company, for a purchase price of $73.4 million in July 1998. We included El Roble's financial results in our International Asset Management and Accumulation segment. We combined the operations of our existing Chilean life insurance affiliate with the operations of El Roble to form Principal International de Chile. Our consolidated financial results related to these companies' combined operations included: total revenues of $217.4 million, $200.2 million, $178.1 million and $155.2 million for the years ended December 31, 2001, 2000, 1999 and 1998, respectively; and net income of $15.0 million, $10.2 million, $0.5 million and $17.0 million for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.

o In July 1998, we established our residential mortgage loan wholesale distribution system, a new distribution channel, by acquiring ReliaStar Mortgage Corporation for a purchase price of $18.6 million. We have integrated the operations of ReliaStar Mortgage Corporation into Principal Residential Mortgage, Inc., as part of our Mortgage Banking segment.

o Effective April 1, 1998, we transferred substantially all of our managed care operations, to Coventry Corporation in exchange for a 42% non-majority ownership position in the resulting entity, Coventry Health Care, Inc. ("Coventry"). Our net equity in the transferred managed care operations had a carrying value of $170.0 million on April 1, 1998. We sold our remaining managed care operations in 1998 for $20.5 million resulting in no realized capital gain or loss. Prior to the transfer to Coventry, our Corporate and Other segment included $266.7 million of managed care revenues in our results for 1998. We report our investment in Coventry in our Corporate and Other segment and account for it using the equity method. Our share of Coventry's net income was $19.8 million, $20.0 million and $19.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Our share of Coventry's net loss was $9.8 million for the year ended December 31, 1998. In September 2000, we sold a portion of our equity ownership position, which reduced our ownership interest to approximately 25% and resulted in a net realized capital gain of $13.9 million, net of tax. On November 30, 2001, we announced we had entered into an agreement to sell our remaining stake of approximately 15.0 million shares of Coventry common stock and a warrant, exercisable for approximately 3.1 million shares of Coventry common stock. The transaction was completed on February 1, 2002. The investment in Coventry was $146.0 million and $122.9 million as of December 31, 2001 and 2000, respectively.

(3) Earnings per share information for 2001 represents unaudited pro forma earnings per common share for the year ended December 31, 2001. For purposes of calculating pro forma per diluted share information, weighted-average shares outstanding were used. For the period January 1, 2001 through October 25, 2001, we estimated 360.8 million common shares were outstanding. This consists of 260.8 million shares issued to eligible policyholders in our demutualization and the 100.0 million shares issued in our initial public offering ("IPO") which closed on October 26, 2001. For the period October 26, 2001 through December 31, 2001, actual shares outstanding were used in the weighted-average share calculation.

(4) Separate account assets increased $1.3 billion at December 31, 2001, primarily due to shares of the Principal Financial Group stock allocated to a separate account, a result of our demutualization. Activity of the separate account is reflected in both separate account assets and separate account liabilities and does not impact our results of operations.

(5) During 2001, we issued 260.8 million shares of common stock as compensation in the demutualization, 100.0 million shares of common stock in our IPO and
    15.0 million shares of common stock as a result of the exercise of over-allotment options granted to underwriters in the IPO. All shares issued have a $0.01 per share par value.

(6) As of December 31, 2001, represents: a) additional paid-in capital from the demutualization resulting from the reclassification of residual retained earnings of Principal Mutual Holding Company, net of common stock issued ($5,047.7 million); b) net proceeds, net of common stock issued, from the sale of 100.0 million shares of common stock in the IPO ($1,752.9 million);
    c) net proceeds, net of common stock issued, from the exercise of over-allotment options granted to underwriters in the IPO ($265.2 million); and
    d) common stock issued and held in a rabbi trust ($6.7 million).

(7) As of December 31, 2001, represents a $29.1 million net loss for the period October 26, 2001 through December 31, 2001. In addition, as of December 31, 2001, represents pre-demutualization and IPO retained earnings of $6,700.4 million less cash ($1,177.5 million) and policy credits ($472.6 million) distributed as compensation as part of our demutualization and the reclassification of residual retained earnings of Principal Mutual Holding Company to additional paid-in capital of Principal Financial Group, Inc. ($5,050.3 million).

(8) During the fourth quarter of 2001, we purchased 15.3 million shares of our stock at a cost of $367.7 million. The board of directors approved the repurchase of these shares.

(9) We have provided statutory data from annual statements of Principal Life filed with insurance regulatory authorities. Certain financial information for periods beginning on or after January 1, 2001, is not comparable to information from earlier periods. We prepared statutory data as of or for the year ended December 31, 2001, in conformity with the NAIC Codification of Statutory Principles ("Codification"), adopted as prescribed and permitted by the Insurance Division, Department of Commerce of the State of Iowa, effective January 1, 2001. As allowed by Codification, we did not restate prior period information. We prepared statutory data as of or for the years ended December 31, 2000, 1999, 1998 and 1997 in conformity with accounting practices prescribed or permitted on the dates thereof by the Insurance Division, Department of Commerce of the State of Iowa.

(10)Codification, as adopted by Principal Life on January 1, 2001, has significantly impacted the reporting of Principal Life's statutory premiums and deposits for the year ended December 31, 2001. Under Codification, we no longer report amounts received for deposit-type contracts in the statement of operations as revenue, but rather report these amounts directly as an increase in an appropriate policy reserve account, a treatment that is similar to that under U.S. GAAP. This has the effect of decreasing reported total revenues and total expenses of Principal Life, with no effect to statutory net income or statutory surplus. Premiums and deposits for the years ended December 31, 2000, 1999, 1998 and 1997 included amounts received for deposit-type contracts of $11,273.2 million, $11,571.5 million, $10,312.6 million and $8,694.9 million, respectively.

(11)Codification, as adopted by Principal Life on January 1, 2001, has impacted the reporting of Principal Life's statutory net income for the year ended December 31, 2001. Under Codification our net income has been significantly impacted due to a change in the accounting for undistributed income (loss) from subsidiaries. We no longer report undistributed income (loss) from subsidiaries as part of net investment income, but rather report these amounts as unrealized gains and losses, which are excluded from the calculation of net income. This has the effect of decreasing reported total statutory revenues and net income, but has no effect on statutory surplus. Undistributed income from subsidiaries for the years ended December 31, 2000 and 1999 were $208.9 million and $159.9 million, respectively, and undistributed loss from subsidiaries for the years ended December 31, 1998 and 1997 were $0.4 million and $41.3 million respectively.

(12)On August 24, 2001, Principal Life paid a statutory dividend of $250.0 million, which reduced its surplus by that amount. On October 26, 2001, Principal Life received a capital contribution of $1,689.7 million to reimburse Principal Life for policy credits, cash and expenses paid in connection with our demutualization.

(13)Net realized capital gains (losses), as adjusted, are net of tax, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains credited to customers and certain market value adjustments to fee revenues. Deferred policy acquisition costs represent commissions and other selling expenses that vary with and are directly related to the production of business. These acquisition costs are deferred and amortized in conformity with U.S. GAAP.

Following is a reconciliation of net realized capital gains (losses) from the consolidated financial statements and the adjustment made to calculate segment operating earnings for the years indicated:


                                                                     For the year ended December 31,
                                                   ------------------------------------------------------------------
                                                      2001          2000          1999          1998          1997
                                                   ----------    ----------    ----------    ----------    ----------
                                                                             (in millions)

Net realized capital gains (losses)...........      $(514.0)      $ 139.9       $ 404.5       $ 465.8       $ 175.3
Certain market value
  adjustments to fee revenues.................        (14.9)          -             -             -             -
Recognition of front-end fee
  Revenues....................................          1.5           0.9          (1.0)         (1.3)         (0.9)
                                                   ----------    ----------    ----------    ----------    ----------
  Net realized capital gains (losses),
     including recognition of front-end fee
     revenues and certain market value
     adjustments to fee revenues..............       (527.4)        140.8         403.5         464.5         174.4
Amortization of deferred policy
  acquisition costs related to net
  realized capital gains (losses).............         18.6          (0.3)          4.4           5.7          (1.7)
Amounts credited to contractholder
  accounts....................................          -             -             -           (26.3)          -
Non-recurring net realized capital
  losses......................................          -             -             -            (1.7)          -
                                                   ----------    ----------    ----------    ----------    ----------
Net realized capital gains (losses),
  Including recognition of front-end
  fee revenues, certain market
  value adjustments to fee revenues,
  net of related amortization of deferred
  policy acquisition costs, and amounts
  credited to contractholders.................       (508.8)        140.5         407.9         442.2         172.7
Income tax effect.............................        187.8         (47.4)       (141.0)       (121.5)        (61.3)
                                                   ----------    ----------    ----------    ----------    ----------
  Net realized capital gains (losses),
     as adjusted..............................      $(321.0)      $  93.1       $ 266.9       $ 320.7       $ 111.4
                                                   ==========    ==========    ==========    ==========    ==========

(14)For the year ended December 31, 2001, we excluded $31.1 million of non-recurring items, net of tax, from net income for the presentation of operating earnings. The non-recurring items included (a) the negative effects of: (i) expenses related to our demutualization ($18.6 million);
    (ii) a cumulative effect of change in accounting principle related to our implementation of SFAS 133 ($10.7 million); and (iii) an increase in our loss contingency reserve for sales practices litigation ($5.9 million) and
    (b) the positive effect of investment income generated by the proceeds of our IPO ($4.1 million).

    For the year ended December 31, 2000, we excluded $101.0 million of non-recurring items, net of tax, from net income for our presentation of operating earnings. The non-recurring items included the negative effects of: (a) a loss contingency reserve established for sales practices litigation ($93.8 million) and (b) expenses related to our demutualization ($7.2 million).

    For the year ended December 31, 1998, we excluded $104.8 million of non-recurring items, net of tax, from net income for our presentation of operating earnings. The non-recurring items included: (a) the positive effects of (i) Principal Life's release of tax reserves and related accrued interest ($164.4 million) and (ii) accounting changes by our international operations ($13.3 million); and (b) the negative effects of (i) expenses and adjustments for changes in amortization assumptions for deferred policy acquisition costs related to our corporate structure change to a mutual insurance holding company ($27.4 million) and (ii) a contribution related to permanent endowment of the Principal Financial Group Foundation
    ($45.5 million).

(15)We define operating return on average equity as operating earnings divided by average total equity, excluding accumulated other comprehensive income. We have excluded accumulated other comprehensive income due to its volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating return on average equity should not be considered a substitute for any U.S. GAAP measure of performance.

(16)We define total return on average equity as net income divided by average total equity, excluding accumulated other comprehensive income. We have excluded accumulated other comprehensive income due to its volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of December 31, 2001, compared with December 31, 2000, and our consolidated results of operations for the years ended December 31, 2001, 2000 and 1999, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

Forward-Looking Information

Our narrative analysis below contains forward-looking statements intended to enhance the reader's ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (2) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (3) a downgrade in Principal Life Insurance Company's ("Principal Life") financial strength ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors; (4) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (5) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (6) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (7) fluctuations in foreign currency exchange rates could reduce our profitability; (8) a decline in Australian equity values may reduce the profitability of BT Financial Group; (9) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (10) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers;
(11) our ability to pay dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (12) we may need to fund deficiencies in our closed block ("Closed Block"); assets allocated to the Closed Block benefit only the holders of Closed Block policies;
(13) changes in regulations or accounting standards may reduce our profitability; (14) a challenge to the Insurance Commissioner of the State of Iowa's approval of the plan of conversion could put the terms of our demutualization in question and reduce the market price of our common stock;
(15) litigation and regulatory investigations may harm our financial strength and reduce our profitability; (16) sales of shares distributed in the demutualization may reduce the market price of our common stock; (17) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests; (18) a downgrade in our debt ratings may adversely affect our ability to secure funds; and (19) the impact of September 11, 2001, terrorist attacks and military and other actions may result in decreases in our net income, revenue and assets under management and may adversely affect our investment portfolio.

Overview

We are a leading provider of retirement savings, investment and insurance products and services. We have four operating segments:

o U.S. Asset Management and Accumulation, which consists of our asset accumulation operations which provide products and services, including retirement savings and related investment products and services, and our asset management operations conducted through Principal Capital Management, our U.S.-based asset manager. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

o International Asset Management and Accumulation, which consists of BT Financial Group, our Australia-based asset manager, and Principal International. Our acquisition of BT Financial Group in 1999 was a central element in the expansion of our international asset management and accumulation businesses. Through Principal International, we offer retirement products and services, annuities, mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, Japan and India.

o Life and Health Insurance, which provides individual life and disability insurance as well as group life and health insurance throughout the U.S. Our individual insurance products include interest-sensitive life, traditional life and disability insurance. Our group insurance products include life, disability, medical, dental and vision insurance, and administrative services.

o Mortgage Banking, which engages in originating, purchasing, selling and servicing residential mortgage loans in the U.S.

We also have a Corporate and Other segment which consists of the assets and activities that have not been allocated to any other segment.

Profitability

Our profitability depends in large part upon our:

o   amount of assets under management;

o   spreads we earn on our policyholders' general account balances;

o ability to generate fee revenues greater than the amount it costs us to administer pension products, manage investments for retail and institutional clients and provide other administrative services;

o ability to price our life and health insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products, which is primarily a function of competitive conditions, persistency, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions;

o ability to effectively monitor and price residential mortgage loans we originate, purchase, and sell and to manage the expenses we incur in servicing residential mortgage loans;

o ability to effectively hedge the effect of interest rate changes on our residential mortgage servicing rights;

o ability to manage our investment portfolio to maximize investment returns and minimize risks such as interest rate changes or defaults or impairments of invested assets;

o ability to effectively hedge fluctuations in foreign currency to U.S. dollar exchange rates; and

o   ability to manage our operating expenses.

Trends

U.S. Asset Management and Accumulation

Our sales of pension and other asset accumulation products and services in the U.S. have been affected by overall trends in the U.S. retirement services industry, as our customers have begun to rely less on defined benefit retirement plans, social security and other government programs. Current trends in the work environment include a more mobile workforce and the desire of employers to shift the market risk of retirement investments to employees by offering defined contribution plans rather than defined benefit plans. These trends are increasing the demand for defined contribution pension arrangements such as 401(k) plans, mutual funds or variable annuities. Also, the "baby-boom" generation of U.S. workers has reached an age at which saving for retirement is critical and it continues to seek tax-advantaged investment products for retirement. Considering these trends, assets under management increased as of December 31, 2001, primarily due to additional gross new deposits, retention of assets from existing clients, and shares of Principal Financial Group stock allocated to the separate account as part of our demutualization. The declining interest rate environment and poor performance in the equity markets in 2001 have decelerated our recent growth in assets under management.

The following table provides a summary of U.S. Asset Accumulation assets under management as of December 31, 2001, 2000 and 1999:

                                      U.S. Asset Accumulation
 As of                             Total assets under management
------------------------------    -------------------------------
                                            (in billions)

December 31, 2001..........                 $    74.6
December 31, 2000..........                      71.0
December 31, 1999..........                      70.3

Asset management services have been among the most profitable and rapidly growing sectors of the financial services industry, at both the retail and institutional level. We formally established Principal Capital Management, our U.S-based asset manager, in 1999 to consolidate our investment operations and to enter the third-party institutional asset management market. We seek to take advantage of current trends which indicate that both retail and institutional investors embrace specialization, providing increased fees to successful active managers with expertise in specialty and niche areas. Our U.S. third-party assets under management increased $1.0 billion during 2001 as a result of the acquisition of Spectrum Asset Management, which became an affiliate of Principal Capital Management on October 1, 2001.

The following table provides a summary of Principal Capital Management's affiliated and third-party assets under management as of December 31, 2001, 2000 and 1999:

                                     Principal Capital Management
                             --------------------------------------------
                              Affiliated    Third-party
                             assets under  assets under    Total assets
As of                         management    management   under management
--------------------------   ------------  ------------  ----------------
                                           (in billions)


December 31, 2001.........      $ 78.4         $ 7.3          $ 85.7
December 31, 2000.........        76.9           6.3            83.2
December 31, 1999.........        77.5           4.7            82.2

International Asset Management and Accumulation

Our international asset management and accumulation businesses focus on countries with a trend toward privatization of public retirement pension systems. Our acquisition of BT Financial Group in August 1999 is consistent with this strategy. We are seeking to take advantage of an Australian government requirement for all employers to contribute 8% of an employee's salary to an employer-sponsored defined contribution retirement plan, referred to as superannuation. The required employer contribution is scheduled to rise to 9% in 2002.

The governments of other countries have also instituted privatized pension systems requiring employees who join the labor force to contribute to a private pension system. With variations depending upon the specific country, we have targeted these markets for sales of retirement and related products and services, including defined contribution pension plans, annuities and mutual funds to individuals and businesses. In several of our international markets, we complement our sales of these products with sales of life insurance products.

We have pursued our international strategy through a combination of start-ups, acquisitions and joint ventures, which require infusions of capital consistent with our strategy of long-term growth and profitability.

Life and Health Insurance

Our U.S. individual life insurance premiums have been influenced by both economic and industry trends. Both fee revenues and policyholder liabilities related to our interest-sensitive life insurance products have increased due to customer preference for insurance products with variable investment and tax-advantaged accumulation product options. Premiums and policyholder liabilities related to our individual traditional life insurance products have remained relatively flat.

The following table provides a summary of our individual life insurance fee revenues, premiums and policyholder liabilities as of or for the years ended December 31, 2001, 2000 and 1999:

                                                             Individual Life Insurance
                                          -------------------------------------------------------------
                                               Interest-sensitive
                                                 life insurance             Traditional life insurance
                                          -----------------------------    ----------------------------
                                             Fee         Policyholder                     Policyholder
As of or for the year ended                revenues     liabilities(1)      Premiums      liabilities
--------------------------------------    ----------    ---------------    ----------    --------------
                                                                   (in millions)

December 31, 2001.....................      $ 99.6         $1,748.4          $ 766.2       $  5,712.7
December 31, 2000.....................        89.1          1,567.6            772.8          5,522.7
December 31, 1999.....................        61.7          1,237.2            780.8          5,331.6

--------------------
(1) Includes separate account liabilities for policies with variable investment options.

Improved pricing discipline in our group medical insurance business has affected pricing of premiums. In general, we reacted faster than the industry in 2000 to rising healthcare costs, raising our prices. That action depressed sales and increased lapses, causing a loss of membership and total premiums that continued into 2001. Our price increases have subsided to match cost trends, and competitors have increased their pricing more recently. Sales and lapses improved throughout 2001, and medical premiums grew during the last two quarters of 2001. Medical premiums were also affected by our decisions to exit under-performing and non-strategic businesses and markets. Effective January 1, 2000, we ceased new sales of our Medicare supplement insurance product and effective July 1, 2000, reinsured all existing Medicare supplement business. We continue to sell group medical business in 36 states. We also offer a complete array of non-medical products (life, disability, dental and vision) and administrative services only business in all 50 states and have experienced growth in these products. Our group life insurance premiums declined in 2001 due largely to the loss of two large customers.

Our group life and health insurance premiums and premium equivalents for the years ended December 31, 2001, 2000 and 1999 were as follows:


                                          Premiums and premium equivalents
                          ------------------------------------------------------------------
                                                                   Group
                                        Group                    dental and
                          Group life  disability  Group medical    vision
 For the year ended       insurance   insurance   insurance(1)   insurance   Fee-for-service
-----------------------   ----------  ----------  -------------  ----------  ---------------
                                                  (in millions)

December 31, 2001......    $ 221.8      $ 98.2      $ 1,610.3     $ 351.1       $ 1,828.2
December 31, 2000......      277.7        94.5        1,815.6       340.4         1,502.2
December 31, 1999......      273.6        86.8        1,876.7       270.0         1,287.6

----------
(1) Effective January 1, 2000, we ceased new sales of our Medicare supplement insurance and effective July 1, 2000, reinsured all existing Medicare supplement business.

Mortgage Banking

We believe residential mortgages play a central role in the financial planning activities of individuals in the U.S. As a result, our mortgage banking operations complement our portfolio of market-driven financial products and services.

Interest rate trends significantly impact our residential mortgage business. Through most of 1999, the strong economy coupled with relatively low interest rates created a favorable real estate market that increased production of residential mortgage loans throughout the industry and also contributed to an increase in residential mortgage loan refinancing. Starting late in 1999, interest rates increased, resulting in decreases in production and refinancing of residential mortgage loans throughout the industry. This trend reversed in 2001, when interest rates decreased, resulting in significant increases in mortgage loan production.

We manage growth in the mortgage loan servicing portfolio, through retention of mortgage loan production and the sale and acquisition of mortgage loan servicing rights. Our servicing portfolio grew at a compound annual rate of 25% from December 31, 1999 through December 31, 2001, reflecting our increased retention of servicing rights of loans produced and acquisition of servicing rights. Growth in the mortgage loan servicing portfolio was slower in 2000, as a result of a decrease in mortgage loan production and an increase in sales of mortgage loan servicing rights. During 2001, the mortgage loan servicing portfolio grew as a result of an increase in mortgage loan production.

Our residential mortgage loan production and the unpaid principal balances in our residential mortgage loan servicing portfolio as of or for the years ended December 31, 2001, 2000 and 1999 were as follows:

                               Residential mortgage      Residential mortgage
As of or for the year ended       loan production      loan servicing portfolio
----------------------------   ---------------------   -------------------------
                                                 (in millions)

December 31, 2001...........        $  37,771.3              $  80,530.5
December 31, 2000...........            8,311.8                 55,987.4
December 31, 1999...........           13,307.3                 51,875.5

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following businesses, among others, during the past three years:

Spectrum Asset Management. On October 1, 2001, Spectrum Asset Management became an affiliate of Principal Capital Management, LLC. The acquisition was accounted for using the purchase method and the results of operations of the acquired business have been included in our financial statements from the date of acquisition. We included revenues of $0.8 million in 2001 in our consolidated results of operations.

BT Financial Group. On August 31, 1999, we acquired the outstanding stock of several companies affiliated with Bankers Trust Australia Group from Deutsche Bank AG at a purchase price of $1.4 billion. We issued unsecured long-term debt of $665.0 million to partially fund the acquisition. We report this debt and related interest expense in our Corporate and Other segment. The acquired companies now operate under the name of BT Financial Group. We accounted for the acquisition using the purchase method. The results of operations of the acquired companies have been included in our consolidated financial statements from the date of acquisition. We included revenues of $220.9 million, $285.5 million and $116.5 million in our consolidated results of operations for the years ended December 31, 2001, 2000 and 1999, respectively. We included net loss of $14.8 million, net income of $6.5 million and net loss of $3.1 million in our consolidated results of operations for the years ended December 31, 2001, 2000 and 1999, respectively.

We accounted for the purchase price as follows: $897.4 million of identifiable intangibles; consisting primarily of management rights for the fund management business and the BT brand name; $38.5 million of workforce intangibles and $408.6 million of resulting goodwill. We are amortizing these intangible assets on a straight-line basis over 40, 8 and 25 years, respectively. We report the goodwill and other intangibles, including the related amortization, in our International Asset Management and Accumulation segment.

The accounting for business combinations, goodwill and other intangible assets changed effective January 1, 2002. The accounting change includes the adoption of a non-amortization, impairment-only model for our goodwill and indefinite-lived intangible assets and a more stringent impairment test methodology (fair value based on discounted cash flows) for measuring and recognizing impairment losses. See "Critical Accounting Policies - Accounting for Business Combinations" for a discussion of our planned adoption of the new accounting statements.

Dispositions

We entered into dispositions or disposed of the following businesses, among others, during the past three years:

Coventry Health Care. Effective April 1, 1998, we transferred substantially all of our managed care operations to Coventry Corporation in exchange for a 42% non-majority ownership position in the resulting entity, Coventry Health Care, Inc. ("Coventry"). In September 2000, we sold a portion of our equity ownership position, which reduced our ownership to approximately 25% and resulted in a realized capital gain of $13.9 million, net of tax. The investment in Coventry was $146.0 million and $122.9 million as of December 31, 2001 and 2000, respectively.

We report our investment in Coventry in our Corporate and Other segment and account for it using the equity method. Our share of Coventry's net income was $19.8 million, $20.0 million and $19.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

On November 30, 2001, we announced we had entered into an agreement to sell our remaining stake of approximately 15.0 million shares of Coventry common stock. The transaction was completed on February 1, 2002.

PT Asuransi Jiwa Principal Indonesia. On September 25, 2001, we disposed of all the stock of PT Asuransi Jiwa Principal Indonesia, our subsidiary in Indonesia. We currently have no business operations in Indonesia. We received nominal proceeds, which resulted in a realized capital loss of $6.7 million. Total assets of our operations in Indonesia as of December 31, 2000, were $3.2 million. We included nominal revenues and net loss from our operations in Indonesia in our consolidated results of operations for the years ended December 31, 2001, 2000 and 1999.

Principal International Espana, S.A. de Seguros de Vida. On February 15, 2001, we disposed of all of the stock of Principal International Espana, S.A. de Seguros de Vida, our subsidiary in Spain, for nominal proceeds, resulting in a realized capital loss of $38.4 million, or $21.0 million net of tax, ceasing our business operations in Spain. Total assets of our operations in Spain as of December 31, 2000, were $222.7 million.

We included revenues of $49.4 million and $51.7 million from our operations in Spain in our consolidated results of operations for the years ended December 31, 2000 and 1999, respectively. Our operations in Spain contributed net loss of $1.2 million and net income of $0.9 million for the years ended December 31, 2000 and 1999, respectively. We did not include revenues or net income from our operations in Spain in our consolidated results of operations for the year ended December 31, 2001.

Reinsurance Transactions

Effective January 1, 2002, we entered into a reinsurance agreement to reinsure certain group medical insurance contracts, which should result in reduced volatility of our group medical insurance earnings.

Effective July 1, 2000, we entered into a reinsurance agreement with General & Cologne Life Re of America to reinsure 100% of our Medicare supplement insurance business. Medicare supplement insurance premiums were $98.4 million and $164.6 million for the years ended December 31, 2000 and 1999, respectively.

Operating Earnings and Non-Recurring Items

For the year ended December 31, 2001, we excluded $31.1 million of non-recurring items, net of tax, from net income for our presentation of consolidated operating earnings. The non-recurring items included the (1) negative effects of: (a) expenses related to our demutualization ($18.6 million); (b) a cumulative effect of change in accounting related to our implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") ($10.7 million); and
(c) an increase to our loss contingency reserve for sales practices litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million).

For the year ended December 31, 2000, we excluded $101.0 million of non-recurring items, net of tax, from net income for our presentation of consolidated operating earnings. The non-recurring items included the negative effects of: (1) a loss contingency reserve established for sales practices litigation ($93.8 million); and (2) expenses related to our demutualization ($7.2 million).

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

In January 2002, the Argentine government ended its tie of the Argentine peso to the U.S. dollar, creating a dual currency system with an official fixed exchange rate of 1.4 pesos to 1.0 U.S. dollar for import and export transactions and a "free" floating exchange rate for other transactions, subsequently floating the Argentine peso in February. The devaluation is not expected to materially impact our consolidated results of operations.

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated operating earnings and net income. Our consolidated operating earnings were negatively impacted $1.7 million, $0.6 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

Enron

In December 2001, Enron Corp., along with certain of its subsidiaries, filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. As a result, we recognized realized losses in 2001 for other than temporary impairments of $71.9 million related to our exposure to Enron Corp. and Enron related entities. Also included in net realized capital gains and losses in 2001 were losses of $65.8 million related to the sales of Enron investments. As of December 31, 2001, the remaining carrying amount of our investment in Enron Corp. and Enron related entities was $45.5 million.

Demutualization and Initial Public Offering

Effective October 26, 2001, Principal Mutual Holding Company converted from a mutual insurance holding company ("MIHC") to a stock company. All policyholder membership interests in Principal Mutual Holding Company were extinguished on that date and eligible policyholders of the MIHC received, in aggregate, 260.8 million shares of common stock, $1,177.5 million of cash and $472.6 million of policy credits as compensation.

In connection with the restructuring effective October 26, 2001, Principal Mutual Holding Company and two of its subsidiaries, Principal Financial Group, Inc., an Iowa corporation, and Principal Financial Services, Inc., an Iowa corporation, merged with and into Principal Iowa Newco, Inc., an Iowa corporation, which changed its name to Principal Financial Services, Inc. ("PFSI"). PFSI is a wholly-owned subsidiary of Principal Financial Group, Inc., a Delaware corporation.

In addition, on October 26, 2001, we completed our initial public offering ("IPO") in which we issued 100.0 million shares of common stock at a price of $18.50 per share. Net proceeds from the IPO were $1,753.9 million, of which $64.2 million was retained by Principal Financial Group, Inc., and $1,689.7 million was contributed to Principal Life. Proceeds were net of offering costs of $96.5 million and a related tax benefit of $0.4 million.

On November 9, 2001, we issued 15.0 million additional shares of common stock, at a price of $18.50 per share, as a result of the exercise of over-allotment options granted to underwriters in the IPO. Net proceeds from the over-allotment were $265.4 million.

Costs relating to the demutualization, excluding costs relating to the IPO, incurred through December 31, 2001, were $18.6 million and $7.2 million, net of tax, in 2001 and 2000, respectively. Demutualization expenses consist primarily of printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us on the demutualization. In addition, our costs include the costs of the advisors of the Insurance Commissioner of the State of Iowa and the New York State Insurance Department, other regulatory authorities and internal allocated costs for staff and related costs associated with the demutualization.

Terrorist Attacks in the U.S.

On September 11, 2001, terrorist attacks in the U.S. resulted in significant loss of life and property, as well as interruption of business activities and an overall disruption of the world economy. As of December 31, 2001, we recognized $6.7 million, net of income tax and reinsurance, in our Life and Health Insurance segment in losses from individual and group life and disability insurance claims from these events.

The impact of the events of September 11, 2001, reduced our assets under management as a result of the declines in the U.S., Australian and other stock markets. These declines in the securities markets and reduced commercial and economic activity suppressed growth in our operating earnings and revenues during 2001.

Some of the assets in our investment portfolio may be adversely affected by the volatility in the securities markets and economic activity caused by the September 11, 2001 terrorist attacks and heightened security measures. In particular, this may lead to possible write-downs, loss of value or impairments with regard to securities issued by companies affected by these events. On December 31, 2001, we held corporate fixed maturity securities in the following sectors impacted most significantly by the September 11, 2001, terrorist attacks (carrying amounts noted in parenthesis): airlines ($245.9 million in public debt and $208.3 million in private debt), comprised mostly of equipment trust certificate transactions secured by aircraft; airline manufacturers and equipment providers ($239.0 million), comprised of public and private unsecured debt; property and casualty insurance companies ($28.9 million), comprised of public unsecured debt; and hotels and gaming companies ($168.9 million), comprised of public and private debt secured by hotel properties. As of December 31, 2001, we have not recognized any related other than temporary impairment of these assets.

Critical Accounting Policies

The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. We have identified four critical accounting policies that are complex and require significant judgment. A summary of our critical accounting policies is intended to enhance the reader's ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance.

Accounting for Business Combinations

Our goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. These assets are amortized on a straight-line basis generally over 8 to 40 years. The carrying amounts of goodwill and other intangibles are reviewed periodically for indicators of impairment in value, which in the view of management are other than temporary, including unexpected or adverse changes in the economic or competitive environments in which we operate, and profitability analyses on the relevant subsidiary. If facts and circumstances suggest that a subsidiary's goodwill and other intangibles are impaired, we determine whether the sum of the estimated undiscounted future cash flows of the subsidiary is less than the carrying value. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over fair value.

We must exercise certain judgments and make estimates in the application of our policy for business combinations. We have some discretion in determining the fair value of assets acquired and liabilities assumed, lives assigned to acquired intangibles, the resulting amortization period, what indicators will trigger an impairment, whether those indicators are other than temporary, what economic or competitive factors affect valuation, valuation methodology, and key assumptions including discount rates and cash flow estimates.

In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. In 2001, our amortization expense for goodwill and intangible assets was $54.7 million, of which $48.5 million will not continue after January 1, 2002. Additionally, SFAS 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually. This includes a more stringent impairment test methodology (fair value based on discounted cash flows) for measuring and recognizing impairment losses. We have estimated the impairment amount that will result from the adoption of SFAS 142 on January 1, 2002, and expect an after-tax impairment of approximately $300.0 million. The impairment will be recognized in our first quarter 2002 consolidated financial statements as a cumulative effect of a change in accounting principle.

Valuation of Invested Assets

Valuation Policies. In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we are required to classify our investments into one of three categories: held-to-maturity, available-for-sale or trading. We determine the appropriate classification of fixed maturity securities at the time of purchase. Fixed maturity securities include bonds, mortgage-backed securities, and redeemable preferred stock. We classify our fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes. Unrealized gains and losses related to trading securities are reflected in net realized capital gains and losses. The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported as a component of net realized capital gains and losses. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated prepayments as determined by broker-dealer surveys or internal estimates and the estimated lives of the securities.

Equity securities include common stock and non-redeemable preferred stock. The cost of equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported as a component of net realized capital gains and losses. Equity securities are classified as available-for-sale and, accordingly, are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes.

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for our properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost bases of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. Any impairment losses and any changes in valuation allowances are reported as net realized capital losses.

Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Any changes in the valuation allowances are reported as net realized capital gains and losses. We measure impairment based upon the present value of expected cash flows discounted at the loan's effective interest rate or the loan's observable market price. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. Residential mortgage loans held for sale and commercial mortgage loans held for sale are carried at lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

We sell commercial mortgage loans to an unconsolidated trust which then issues mortgage-backed securities. We may retain interests in the loans by purchasing portions of the securities from the issuance. Gain or loss on the sales of the mortgages depends in part on the previous carrying amounts of the financial assets involved in the transfer, which is allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Fair values are determined by quoted market prices of external buyers of each class of security purchased. The retained interests are thereafter carried at fair value with other fixed maturity investments.

We also sell residential mortgage loans and retain servicing rights which are retained interests in the sold loans. Gain or loss on the sales of the loans depends in part on the previous carrying amounts of the financial assets sold and the retained interests based on their relative fair values at the date of the transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so we estimate fair value based on the present value of the future expected cash flows using our best estimates of the key assumptions - prepayment speeds and option adjusted spreads commensurate with the risks involved.

We have developed a margin lending securitization program whereby we sell receivables to an unconsolidated trust that packages and sells interests to investors. We retain interest bearing subordinated tranches. The receivables are sold at face value, which approximates cost and fair value, to an unconsolidated trust, with no gain or loss recognized on the sale. Retained interests are initially carried at cost based on their fair values at the date of transfer, then carried at fair value thereafter.

We recognize impairment losses for fixed maturities and equity securities when declines in value are other than temporary.

Corporate private placement bonds represent a primary area of credit risk exposure. The corporate private placement bond portfolio is diversified by issuer and industry. We monitor the restrictive bond covenants which are intended to regulate the activities of issuers and control their leveraging capabilities.

Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a provision for loss is established for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The provision for losses is reported as a net realized capital loss. Mortgage loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries are credited to the allowance for losses. The allowance for losses is maintained at a level believed adequate by us to absorb estimated probable credit losses. Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may change.

Valuation Models and Assumptions. Since many of the SFAS 115 assets that we invest in are private market assets, there are not readily available market quotes available to determine the fair market value of these assets as required by SFAS 115. These assets are valued by discounting future cash flows. The discount rate is based on a Treasury curve sourced from Bloomberg, credit spreads provided by Capital Management Sciences, and a liquidity-spread add-on determined by us. The spreads used are unique by credit rating for each asset. We also determine the credit ratings used in the process.

We must also determine the fair value of our non-exchange traded derivative contracts. Many of these values are calculated via models built in Bloomberg and are validated by confirmations with the counterparties and our valuation model.

Assumptions including prepayment speeds, defaults, and losses are used in the assessment of both the base case and subsequent testing of yields and valuations of asset-backed securities and commercial mortgage backed securities.

The assessment of the other than temporary losses and write-downs of invested assets (private bonds, mortgages, and real estate) also involves significant judgment. Both the recognition of a triggering event (timing) and the market value of private assets involves subjective assessments by us. In addition, the determination of the calculation and the adequacy of the mortgage loan reserve are also subjective. Our assessment of the adequacy of this reserve is based on our past experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying security, composition of the portfolio, and current economic conditions.

Insurance Reserves and Deferred Policy Acquisition Costs

Insurance reserves. Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts and reserves for universal life, limited payment, participating and traditional life insurance policies. Investment contracts are contractholders' funds on deposit with us and generally include reserves for pension and annuity contracts. Reserves on investment contracts are equal to the cumulative deposits less any applicable charges plus credited interest.

Reserves for universal life insurance contracts are equal to cumulative premiums less charges plus credited interest which represents the account balances that accrue to the benefit of the policyholders. Reserves for non-participating term life insurance contracts are computed on a basis of assumed investment yield, mortality, morbidity and expenses, including a provision for adverse deviation, which generally varies by plan, year of issue and policy duration. Investment yield is based on our experience. Mortality, morbidity and withdrawal rate assumptions are based on our experience and are periodically reviewed against both industry standards and experience.

Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rate and mortality rates guaranteed in calculating the cash surrender values described in the contract.

The amount of dividends to policyholders is approved annually by Principal Life's board of directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro-rata portion of the dividends expected to be paid on or before the next policy anniversary date.

Some of our policies and contracts require payment of fees in advance for services that will be rendered over the estimated lives of the policies and contracts. These payments are established as unearned revenue reserves upon receipt and included in other policyholder funds in the consolidated statements of financial position. These unearned revenue reserves are amortized to operations over the estimated lives of these policies and contracts in relation to the emergence of estimated gross profit margins.

The liability for unpaid accident and health claims is an estimate of the ultimate net cost of reported and unreported losses not yet settled. This liability is estimated using actuarial analyses and case basis evaluations. Although considerable variability is inherent in such estimates, we believe that the liability for unpaid claims is adequate. These estimates are continually reviewed and, as adjustments to this liability become necessary, such adjustments are reflected in current operations.

Reserves are the liabilities held on our books representing estimates of the amounts that will come due, at some point in our future, to our contractholders. The methods of establishing reserves are dictated by the FASB and NAIC, allowing for some degree of managerial judgment. As a basis for making management decisions, we conduct studies of our experience: mortality, morbidity, investment and expense. We compare our results to that of the industry to ensure actuarial credibility. Once this information is gathered, following common industry practices, the reserves are set. Our reserve levels are reviewed throughout the year using internal analysis, the annual audit, and statutory asset adequacy analysis. To the extent experience indicates a potential redundancy/deficiency, reserves would be released/increased.

Deferred policy acquisition costs. Commissions and other costs (underwriting, issuance and agency expenses and first-year bonus interest) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

Deferred policy acquisition costs for universal life-type insurance contracts and participating life insurance policies and investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of estimated gross profit margins. This amortization is adjusted retrospectively when estimates of current or future gross profits and margins to be realized from a group of products and contracts are revised. The deferred policy acquisition costs of non-participating term life insurance policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. Deferred policy acquisition costs would be written off to the extent that it is determined that future policy premiums and investment income or gross profit margins would not be adequate to cover related losses and expenses.

The deferred policy acquisition cost asset is amortized in relation to the gross profits of the underlying policies, over the expected lifetime of these policies. At issue, the pattern of expected gross profits is established based on our expectation of future profit margins. These profit margins contain assumptions relating to mortality, morbidity, investment yield and expenses. As actual experience emerges, the profit margins may vary from those expected either in magnitude or timing. For our universal life and investment contracts, we are required by accounting practice to reflect the actual gross profits of the underlying policies. In addition, we are required to revise our assumptions regarding future experience as soon as the current assumptions become no longer actuarially credible. Both actions, reflecting actual experience and changing future estimates, can cause changes in the amount of the asset and the pattern of future amortization.

Mortgage Loan Servicing Rights

Mortgage loan servicing rights represent the cost of purchasing or originating the right to receive cash flows from servicing mortgage loans. These costs are capitalized and amortized to operations over the estimated remaining life of the underlying loans using the interest method and taking into account appropriate prepayment assumptions. Capitalized mortgage loan servicing rights are periodically assessed for impairment, which is recognized in the consolidated statements of operations during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing impairment evaluation, we stratify the servicing portfolio on the basis of specified predominant risk characteristics, including loan type and note rate. A valuation model is used to determine the fair value of each stratum. Cash flows are calculated using an internal prepayment model and discounted at a spread to London Inter-Bank Offer Rates ("LIBOR"). External valuations are obtained for comparison purposes.

We must exercise certain judgments and make estimates in the application of this policy. We have some discretion in determining interest rate assumptions to use in its estimates, but we are guided by the benchmark curve of LIBOR/Swap term structure, the volatility of interest rates derived from historical volatility in LIBOR/Swap rates, and the addition of mortgage spread to the modeled 10-year swap rate to derive the mortgage refinancing rate.

We develop prepayment models internally by examining the historical prepayment experience of our portfolio, given the historical interest rate environment. Servicing cost assumptions are derived from budgeted costs, interest differential, and foreclosure losses based on historical evidence, and amortization based on expected non-discounted cash flows. Servicing revenue assumptions are derived from historical experience and include principal and interest float, escrow float, prepayment float, late charges collected, and ancillary income.

Ratings

Insurance companies are assigned financial strength ratings by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

Principal Life has been assigned the following ratings:

Rating Agency               Financial Strength Rating          Rating Structure
-------------               -------------------------          ----------------

A.M. Best Company, Inc.     A+ ("Superior") with a stable      Second highest of
                              outlook                          16 rating levels

Fitch Ratings               AA ("Very Strong") with a stable   Third highest of
                              outlook                          24 rating levels

Moody's Investors Service   Aa2 ("Excellent") with a stable    Third highest of
                              outlook                          21 rating levels

Standard & Poor's Rating    AA ("Very Strong") with a          Third highest of
Services                      negative outlook                 21 rating levels

A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have achieved superior overall performance when compared to the norms of the life insurance industry and have demonstrated a strong ability to meet their policyholder and other contractual obligations. Fitch's ratings for insurance companies range from "AAA" to "D". Fitch indicates that "AA" ratings are assigned to those companies that have demonstrated financial strength and a very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's ratings for insurance companies range from "Aaa" to "C". Moody's indicates that "A ("Excellent")" ratings are assigned to those companies that have demonstrated excellent financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "AA" ratings are assigned to those companies that have demonstrated very strong financial security. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competency of its management.

We believe that our strong ratings are an important factor in marketing our products to our distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock.

Recent Developments

On February 1, 2002, we sold our remaining stake of 15.1 million shares in Coventry Health Care, Inc. common stock and a warrant, exercisable for approximately 3.1 million shares of Coventry common stock. Total estimated proceeds from the completion of this transaction are $325.2 million and we will recognize an estimated realized capital gain of $183.1 million, $114.6 million net of tax, during the first quarter of 2002.

On February 11, 2002, Fitch Ratings announced that Principal Life Insurance Company's financial strength rating had been lowered from "AA+" to "AA". The "AA" rating is considered to be "Very Strong". The outlook for the rating is "Stable".

On February 26, 2002, the company's board of directors authorized the repurchase of up to $450.0 million of the company's common stock. The repurchases will be made in the open market or through privately negotiated transactions from time to time, depending upon market conditions. Also on that date, Principal Life declared an ordinary dividend of $390.0 million payable to its parent on or about April 5, 2002.

Results of Operations

The following table presents summary consolidated financial information for the years indicated:

                                                              For the year ended December 31,
                                                             ----------------------------------
                                                               2001        2000         1999
                                                             ---------   ---------    ---------
                                                                       (in millions)

Income Statement Data:
Revenues:
 Premiums and other considerations........................   $ 4,122.3   $ 3,996.4    $ 3,937.6
 Fees and other revenues..................................     1,814.7     1,576.3      1,287.3
 Net investment income....................................     3,394.5     3,172.3      3,072.0
 Net realized capital gains (losses)......................      (514.0)      139.9        404.5
                                                             ---------  ----------    ---------
   Total revenues.........................................     8,817.5     8,884.9      8,701.4

Expenses:
   Benefits, claims and settlement expenses...............     5,482.1     5,232.3      5,260.9
   Dividends to policyholders.............................       313.7       312.7        304.6
   Operating expenses.....................................     2,573.2     2,479.4      2,070.3
                                                             ---------   ---------    ---------
   Total expenses.........................................     8,369.0     8,024.4      7,635.8
                                                             ---------   ---------    ---------

Income before income taxes and cumulative effect of
 accounting change........................................       448.5       860.5      1,065.6
Income taxes..............................................        79.0       240.3        323.5
                                                             ---------   ---------    ---------
   Income before cumulative effect of accounting change...       369.5       620.2        742.1


Cumulative effect of accounting change, net of related
 income taxes.............................................       (10.7)        -            -
                                                             ---------   ---------    ---------
   Net income.............................................   $   358.8   $   620.2    $   742.1
                                                             =========   =========    =========

Other Data:
Net income................................................   $   358.8   $   620.2    $   742.1
Less:
  Net realized capital gains (losses), as adjusted........      (321.0)       93.1        266.9
  Non-recurring items.....................................       (31.1)     (101.0)         -
                                                             ---------   ---------    ---------
Operating earnings........................................   $   710.9   $   628.1    $   475.2
                                                             =========   =========    =========

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Premiums and other considerations increased $125.9 million, or 3%, to $4,122.3 million for the year ended December 31, 2001, from $3,996.4 million for the year ended December 31, 2000. The increase reflected a $240.9 million, or 46%, increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. In addition, a $124.4 million, or 56%, increase from the International Asset Management and Accumulation segment primarily resulted from the sale of a large group annuity contract with life contingencies in Mexico. The increases were partially offset by a $239.4 million, or 7%, decrease from the Life and Health Insurance segment, related to our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000. Life and Health Insurance segment premiums also decreased due to group medical premium rate increases in 2000, which led to increased lapses and lower sales in 2001.

Fees and other revenues increased $238.4 million, or 15%, to $1,814.7 million for the year ended December 31, 2001, from $1,576.3 million for the year ended December 31, 2000. The increase was primarily due to a $350.8 million, or 93%, increase from the Mortgage Banking segment primarily resulting from mortgage loan production fee revenues, reflecting the increase in mortgage loan production volume. The increase was also due to a $26.7 million, or 12%, increase from the Life and Health Insurance segment, primarily related to an increase in group fee-for-service fee revenues, a result of growth in the business and fee rate increases, and an increase in interest-sensitive life insurance fee revenues, a result of growth in that block of business. The increases were partially offset by an $85.8 million, or 12%, decrease from the U.S. Asset Management and Accumulation segment primarily related to a decrease in surrender charge and market value adjustment revenues from pension products, primarily due to a declining interest rate environment and a decrease in the recognition of front-end fee revenues, a result of changes in assumptions consistent with unlocking of deferred policy acquisition costs in 2001. The increases were also partially offset by a $45.1 million, or 15%, decrease from the International Asset Management and Accumulation segment primarily as a result of declining assets under management for the year ended December 31, 2001, and the weakening of the Australian dollar versus the U.S. dollar.

Net investment income increased $222.2 million, or 7%, to $3,394.5 million for the year ended December 31, 2001, from $3,172.3 million for the year ended December 31, 2000. The increase was primarily a result of a $1,742.0 million, or 4%, increase in average invested assets and cash and also from an increase in investment yields, primarily resulting from our investment policy during 2000 to reposition the investment portfolio to maximize investment returns by selling lower yielding fixed income securities to allow for reinvestment in higher yielding fixed income securities. The yield on average invested assets and cash was 7.7% for the year ended December 31, 2001, compared to 7.5% for the year ended December 31, 2000.

Net realized capital gains (losses) decreased $653.9 million to $514.0 million of net realized capital losses for the year ended December 31, 2001, from $139.9 million of net realized capital gains for the year ended December 31, 2000. Realized capital losses of $137.7 million related to sales and impairments of our investment in Enron and related entities. These entities are in the process of bankruptcy proceedings. We sold our investment in United Payors and United Providers, and realized a capital gain of $90.6 million during the year ended December 31, 2000. We realized a capital loss of $38.4 million on the sale of our operations in Spain in 2001. We realized $22.0 million in losses in our international operations from the restructuring of government bonds in Argentina and $6.7 million of realized losses in our U.S. operations related to Argentine-based-bonds in 2001. The decrease also related to permanent impairments of other fixed maturity and equity securities which were $152.6 million, during the year ended December 31, 2001.

Benefits, claims and settlement expenses increased $249.8 million, or 5%, to $5,482.1 million for the year ended December 31, 2001, from $5,232.3 million for the year ended December 31, 2000. The increase was primarily due to a $272.5 million, or 12%, increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies. The increase was also due to a $145.3 million, or 55%, increase from the International Asset Management and Accumulation segment due to an increase in the change in reserves and policy and contract benefit payments, primarily the result of the sale of a large group annuity contract with life contingencies in Mexico. The increases were partially offset by a $168.4 million, or 6%, decrease from the Life and Health Insurance segment, due to a reduction in group medical insurance business, improved group medical insurance claim experience and our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000.

Dividends to policyholders increased $1.0 million to $313.7 million for the year ended December 31, 2001, from $312.7 million for the year ended December 31, 2000. The increase was attributable to a $2.1 million, or 46%, increase from the U.S. Asset Management and Accumulation segment, resulting from an increase in dividends for our pension full-service accumulation products. The increase was offset by a $1.1 million decrease from the Life and Health Insurance segment due to a change in methodology of estimating dividends. Additionally, the dividends in the Closed Block were reduced due to accumulated experience losses.

Operating expenses increased $93.8 million, or 4%, to $2,573.2 million for the year ended December 31, 2001, from $2,479.4 million for the year ended December 31, 2000. The increase was primarily due to a $269.6 million, or 95%, increase from the Mortgage Banking segment primarily resulting from an impairment of mortgage loan servicing rights and, to a lesser extent, due to growth in the mortgage loan servicing portfolio and an increase in the mortgage loan production volume. The increase also reflected a $22.2 million, or 3%, increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in Principal Bank operating expenses related to growth in bank operations and an increase in Principal Capital Management's operating expenses related to increases in compensation and recruiting costs and depreciation and securitization expenses. The increases were partially offset by an $89.1 million, or 53%, decrease from the Corporate and Other segment, primarily related to a non-recurring loss contingency reserve established during the year ended December 31, 2000, for sales practices litigation. The increases were also partially offset by a $79.0 million, or 9%, decrease from the Life and Health Insurance segment due to our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000. In addition, the increases were partially offset by a $29.9 million, or 8%, decrease from the International Asset Management and Accumulation segment, primarily as a result of the weakening of the Australian dollar versus the U.S. dollar.

Income taxes decreased $161.3 million, or 67%, to $79.0 million for the year ended December 31, 2001, from $240.3 million for the year ended December 31, 2000. The effective income tax rate was 18% for the year ended December 31, 2001, and 28% for the year ended December 31, 2000. The effective income tax rates for the years ended December 31, 2001 and 2000, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. Our effective income tax rate was also reduced in 2001 due to additional tax benefits related to excess tax over book capital losses realized from the sales of our operations in Spain and Indonesia. The decrease in the effective tax rate to 18% in 2001 from 28% in 2000 was primarily due to the decrease in net income before income taxes relative to our permanent tax differences which did not decrease.

As a result of the foregoing factors and the inclusion of the cumulative effect of accounting change, net of related income taxes, net income decreased $261.4 million, or 42%, to $358.8 million for the year ended December 31, 2001, from $620.2 million for the year ended December 31, 2000. The cumulative effect of accounting change was related to our implementation of SFAS 133.

For the year ended December 31, 2001, non-recurring items of $31.1 million, net of tax, included (1) the negative effects of: (a) expenses related to our demutualization ($18.6 million); (b) a cumulative effect of change in accounting related to our implementation of SFAS 133 ($10.7 million); and (c) an increase to our loss contingency reserve for sales practices litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million). For the year ended December 31, 2000, non-recurring items of $101.0 million, net of tax, included the negative effects of: (1) a loss contingency reserve established for sales practices litigation ($93.8 million); and (2) expenses related to our demutualization ($7.2 million).

As a result of the foregoing factors and the exclusion of net realized capital gains (losses), as adjusted and nonrecurring items, operating earnings increased $82.8 million, or 13%, to $710.9 million for the year ended December 31, 2001, from $628.1 million for the year ended December 31, 2000. The increase resulted from a $76.7 million increase from the Mortgage Banking segment, primarily due to an increase in mortgage loan production volume. The increase was also due to a $38.9 million, or 24%, increase from the Life and Health Insurance segment, primarily a result of individual disability insurance reserve strengthening during 2000, and improved margins on individual life insurance business resulting from higher investment yields. The increases were partially offset by a $29.6 million, or 44%, decrease from the Corporate and Other segment, primarily due to a net recovery in 2000 of previously paid interest related to a successful tax audit appeal.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Premiums and other considerations increased $58.8 million, or 1%, to $3,996.4 million for the year ended December 31, 2000, from $3,937.6 million for the year ended December 31, 1999. The increase reflected a $59.9 million, or 2%, increase from the Life and Heath Insurance segment, primarily the result of increased sales of group dental insurance products and an increase in group medical premiums, primarily attributable to increased sales in 1999 and significant group medical premium rate increases. In addition, the increase was due to a $40.6 million, or 23%, increase from the International Asset Management and Accumulation segment, primarily related to sales of single premium annuities with life contingencies by new annuity companies we established in Mexico in July 1999 and in Argentina in August 1999. The increases were partially offset by a $41.3 million, or 7%, decrease from the U.S. Asset Management and Accumulation segment, primarily related to a decrease in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of defined benefit pension plan terminations in the market and our ability to attract new sales.

Fees and other revenues increased $289.0 million, or 22%, to $1,576.3 million for the year ended December 31, 2000, from $1,287.3 million for the year ended December 31, 1999. The increase was primarily due to a $199.6 million increase from the International Asset Management and Accumulation segment, primarily resulting from the inclusion of fees and other revenues contributed by BT Financial Group, which we acquired in August 1999. The increase was also due to a $90.3 million, or 15%, increase from the U.S. Asset Management and Accumulation segment, primarily attributable to an increase in administrative fee revenues, reflecting an increase in the amortization of front-end fee revenues, a result of a change in our assumptions related to amortization of deferred policy acquisition costs attributable to pension products. We also received higher fee revenues related to surrender charges, which are fees charged to policyholders when they surrender an annuity for its cash value. Fee revenues also increased due to fees from pension customer-directed investment transfers, reflecting the higher interest rate environment and the resulting increased customer account activity. Fee revenues for U.S. pension products and services also increased, reflecting increased assets under management in 1999. The increase was also due to a $49.8 million, or 28%, increase from the Life and Health Insurance segment, primarily related to growth in our interest-sensitive life insurance block of business and increased fee revenues from our group fee-for-service business, primarily a result of an increase in members and fees. The increases were partially offset by a $31.2 million decrease from the Corporate and Other segment, which reflects a change in inter-segment eliminations included in this segment and the termination of a reinsurance and participation agreement under which we received fee revenues in 1999, but not in 2000. The increases were also partially offset by a $19.5 million, or 5%, decrease from the Mortgage Banking segment, primarily due to a decrease in residential mortgage loan production revenues as a result of the decrease in residential mortgage loan production volume during 2000.

Net investment income increased $100.3 million, or 3%, to $3,172.3 million for the year ended December 31, 2000, from $3,072.0 million for the year ended December 31, 1999. The increase was primarily due to an increase in investment yields due to higher interest rates on new investments. The yield on average invested assets and cash was 7.5% in 2000, compared to 7.4% in 1999. The increase was also due to a $934.8 million, or 2%, increase in average invested assets and cash.

Net realized capital gains decreased $264.6 million, or 65%, to $139.9 million for the year ended December 31, 2000, from $404.5 million for the year ended December 31, 1999. The decrease was due in part to a decrease in sales of invested assets, primarily equity securities, in 2000. In 1999, we sold a significant portion of our equity securities portfolio to reduce exposure to common stock and to realize appreciation. We also recognized an increase in net realized capital losses in 2000, compared to 1999, in our fixed income securities portfolio, reflecting our investment philosophy to reposition the investment portfolio to maximize investment returns by selling lower yielding fixed income securities to allow for reinvestment in higher yielding fixed income securities. In 1999, we sold a portion of our investment in United Payors and United Providers, a publicly traded service organization that acts as an intermediary between health care payors and health care providers, realizing a capital gain of $27.6 million. In 2000, we sold our remaining investment and realized a capital gain of $90.6 million.

Benefits, claims and settlement expenses decreased $28.6 million, or 1%, to $5,232.3 million for the year ended December 31, 2000, from $5,260.9 million for the year ended December 31, 1999. The decrease was primarily due to a $55.5 million, or 2%, decrease from the Life and Health Insurance segment, primarily resulting from the release of group medical and group Medicare supplement claim reserves established in 1999. The claim reserves were established in 1999 as a result of poor claim experience during the first three quarters of 1999 and an expectation that claims would continue to increase through the second quarter of 2000. Group Medicare supplement benefits, claims and settlement expenses also decreased as a result of our decision to cease new sales of group Medicare supplement insurance effective January 1, 2000, and our decision to reinsure all existing business as of July 1, 2000. In addition, the decrease was related to a $24.7 million, or 1%, decrease from the U.S. Asset Management and Accumulation segment primarily resulting from a decrease in benefit payments and reserve changes reflecting the decrease in our block of pension experience rated business and an increase in our guaranteed business. The decreases were partially offset by a $52.1 million, or 25%, increase from the International Asset Management and Accumulation segment, primarily due to an increase in the change in reserves and policy and contract benefit payments, primarily related to additional sales of annuity products with life contingencies in Mexico, Argentina and Chile.

Dividends to policyholders increased $8.1 million, or 3%, to $312.7 million for the year ended December 31, 2000, from $304.6 million for the year ended December 31, 1999. The increase was primarily attributable to a $12.5 million, or 4%, increase from the Life and Health Insurance segment due to increased dividends on traditional individual life insurance products, a result of a maturing in-force block. The increase was partially offset by a $4.4 million, or 49%, decrease in dividends from the U.S. Asset Management and Accumulation segment, which reflected a decrease in our block of pension experience rated business.

Operating expenses increased $409.1 million, or 20%, to $2,479.4 million for the year ended December 31, 2000, from $2,070.3 million for the year ended December 31, 1999. The increase was primarily due to a $160.2 million, or 76%, increase from the International Asset Management and Accumulation segment, primarily resulting from the inclusion of BT Financial Group in our financial results effective August 1999, including a $23.3 million increase amortization of goodwill and other intangibles. The increase also reflected a $121.5 million, or 20%, increase from the U.S. Asset Management and Accumulation segment, primarily due to a change in our assumptions related to amortization of deferred policy acquisition costs related to pension products and also due to an increase in pension salary and incentive compensation costs and other pension administrative expenses. In addition, the increase was due to a $116.0 million increase from the Corporate and Other segment, primarily related to an increase in our non-recurring loss contingency reserve for sales practices litigation and demutualization costs as well as additional interest costs related to private debt securities and commercial paper issued in connection with our acquisition of BT Financial Group. The increase was also due to a $39.5 million, or 5%, increase from the Life and Health Insurance segment, primarily due to expenses related to our group Medicare supplement business and higher group medical commissions. The increases were partially offset by a $28.1 million, or 9%, decrease from the Mortgage Banking segment, primarily a result of net gains we earned on hedges related to our servicing portfolio in 2000.

Income taxes decreased $83.2 million, or 26%, to $240.3 million for the year ended December 31, 2000, from $323.5 million for the year ended December 31, 1999. The effective income tax rate was 28% for the year ended December 31, 2000 and 30% for the year ended December 31, 1999. The effective income tax rates for 2000 and 1999 were lower than the corporate income tax rate of 35%, primarily due to income tax deductions allowed for corporate dividends received.

As a result of the foregoing factors, net income decreased $121.9 million, or 16%, to $620.2 million for the year ended December 31, 2000, from $742.1 million for the year ended December 31, 1999.

For the year ended December 31, 2000, non-recurring items of $101.0 million, net of tax, included the negative effects of: (1) a loss contingency reserve established for sales practices litigation ($93.8 million); and (2) expenses related to our demutualization ($7.2 million).

Operating earnings increased $152.9 million, or 32%, to $628.1 million for the year ended December 31, 2000, from $475.2 million for the year ended December 31, 1999. The increase resulted from a $71.6 million, or 79%, increase from the Life and Health Insurance segment, primarily due to improved earnings from our group medical business. The increase was also due to a $58.2 million increase from the Corporate and Other segment, primarily due to improved investment yields and lower expenses due in part to a net recovery of interest expense related to a successful tax audit appeal. In addition, the increase was due to a $29.9 million, or 78%, increase from the International Asset Management and Accumulation segment due to growth in our international operations, due in part to BT Financial Group, which we acquired in August 1999. Operating earnings from the U.S. Asset Management and Accumulation segment did not change as increases in revenues were offset by increases in expenses. These increases were partially offset by a $6.8 million, or 12%, decrease from the Mortgage Banking segment, primarily due to a decrease in mortgage loan production earnings, reflecting a decrease in production volume.

Results of Operations by Segment

We evaluate segment performance by segment operating earnings, which excludes the effect of net realized capital gains and losses, as adjusted, and non-recurring events and transactions. Segment operating earnings are determined by adjusting U.S. GAAP net income for net realized capital gains and losses, as adjusted, and non-recurring items that we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of our businesses. However, segment operating earnings are not a substitute for net income determined in accordance with U.S. GAAP.

The following table presents segment information as of or for the years ended December 31, 2001, 2000 and 1999:


                                                                      As of or for year ended December 31,
                                                                -----------------------------------------------
                                                                     2001             2000             1999
                                                                -------------    -------------    -------------
                                                                                 (in millions)

Operating revenues by segment:
U.S. Asset Management and Accumulation...................         $ 3,800.0        $ 3,533.9        $ 3,472.6
International Asset Management and Accumulation..........             734.0            630.7            379.6
Life and Health Insurance................................           3,946.4          4,122.6          3,985.5
Mortgage Banking.........................................             757.4            359.8            398.3
Corporate and Other(1)...................................             100.8             97.1             61.9
                                                                -------------    -------------    -------------
Total operating revenues.................................           9,338.6          8,744.1          8,297.9
Net realized capital gains (losses), including
  recognition of front-end fee revenues and certain
  market value adjustments to fee revenues...............            (527.4)           140.8            403.5
Non-recurring interest income(2).........................               6.3              -                -
                                                                -------------    -------------    -------------
  Total consolidated revenues............................         $ 8,817.5        $ 8,884.9        $ 8,701.4
                                                                =============    =============    =============

Operating earnings (loss) by segment:
U.S. Asset Management and Accumulation ..................         $   353.8        $   356.6        $   356.6
International Asset Management and Accumulation..........              (8.9)            (8.5)           (38.4)
Life and Health Insurance................................             201.2            162.3             90.7
Mortgage Banking.........................................             126.7             50.0             56.8
Corporate and Other .....................................              38.1             67.7              9.5
                                                                -------------    -------------    -------------
  Total operating earnings...............................             710.9            628.1            475.2
Net realized capital gains (losses), as adjusted(3)......            (321.0)            93.1            266.9
Non-recurring items(4)...................................             (31.1)          (101.0)             -
                                                                -------------    -------------    -------------
U.S. GAAP Reported:
  Net income.............................................         $   358.8        $   620.2        $   742.1
                                                                =============    =============    =============

U.S. GAAP reported net income (loss) by segment:
U.S. Asset Management and Accumulation ..................         $   178.3        $   320.7        $   321.2
International Asset Management and Accumulation..........             (38.1)            (7.1)           (30.7)
Life and Health Insurance................................             167.5            209.6            100.8
Mortgage Banking.........................................             126.7             50.0             56.8
Corporate and Other .....................................             (75.6)            47.0            294.0
                                                                -------------    -------------    -------------
  Total net income.......................................         $   358.8        $   620.2        $   742.1
                                                                =============    =============    =============

Total assets by segment:
U.S. Asset Management and Accumulation(5)................         $68,543.8        $65,795.9        $65,096.4
International Asset Management and Accumulation..........           4,956.9          5,525.9          5,926.8
Life and Health Insurance................................          10,776.2         10,569.0         10,070.8
Mortgage Banking.........................................           2,718.8          1,556.3          1,737.7
Corporate and Other(6)...................................           1,354.8            957.8          1,121.5
                                                                -------------    -------------    -------------
  Total assets...........................................         $88,350.5        $84,404.9        $83,953.2
                                                                =============    =============    =============

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

(2) For the year ended December 31, 2001, non-recurring interest income included the positive effect of investment income generated from the proceeds of our IPO.

(3) Net realized capital gains (losses), as adjusted, are net of tax, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and certain market value adjustments to fee revenues.

                                                           For the year ended December 31,
                                                   ------------------------------------------------
                                                        2001             2000             1999
                                                   --------------   --------------   --------------
                                                                     (in millions)

Net realized capital gains (losses)..............    $   (514.0)      $    139.9       $    404.5
Certain market value adjustments to fee
   revenues......................................         (14.9)             -                -
Recognition of front-end fee revenues............           1.5              0.9             (1.0)
                                                   --------------   --------------   --------------
   Net realized capital gains (losses), including
     recognition of front-end fee revenues and
     certain market value adjustments to fee
     revenues....................................        (527.4)           140.8            403.5
Amortization of deferred policy acquisition
   costs related to net realized capital gains
   (losses)......................................          18.6             (0.3)             4.4
                                                   --------------   --------------   --------------
   Net realized capital gains (losses),
     including recognition of front-end fee
     revenues and certain market value
     adjustments to fee revenues, net of related
     amortization of deferred policy acquisition
     costs.......................................        (508.8)           140.5            407.9
Income tax effect ...............................         187.8            (47.4)          (141.0)
                                                   --------------   --------------   --------------
   Net realized capital gains (losses), as
     adjusted....................................    $   (321.0)      $     93.1       $    266.9
                                                   ==============   ==============   ==============

(4) For the year ended December 31, 2001, non-recurring items of $31.1 million, net of tax, included (a) the negative effects of: (i) expenses related to our demutualization ($18.6 million); (ii) a cumulative effect of change in accounting principle related to our implementation of SFAS 133 ($10.7 million); and (iii) an increase to our loss contingency reserve for sales practices litigation ($5.9 million) and (b) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million). For the year ended December 31, 2000, non-recurring items of $101.0 million, net of tax, included the negative effects of:
    (a) a loss contingency reserve established for sales practices litigation ($93.8 million) and (b) expenses related to our demutualization ($7.2 million).

(5) U.S. Asset Management and Accumulation assets increased $1.3 billion at December 31, 2001, primarily due to shares of the Principal Financial Group stock allocated to a separate account, a result of our demutualization. Activity of the separate account was reflected in both separate account assets and separate account liabilities and did not impact our results of operations.

(6) Includes inter-segment elimination amounts related to internally generated mortgage loans and an internal line of credit. The U.S. Asset Management and Accumulation segment and Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment. In addition, the Corporate and Other segment managed a revolving line of credit used by other segments.

U.S. Asset Management and Accumulation Segment

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the years indicated:


                                                    For the year ended December 31,
                                            -----------------------------------------------
                                                 2001             2000             1999
                                            -------------    -------------    -------------
                                                             (in millions)

Operating Earnings Data:
Operating revenues(1):
 Premiums and other considerations.........   $   766.3        $  525.4         $   566.7
 Fees and other revenues...................       633.1           704.6             616.2

 Net investment income.....................     2,400.6         2,303.9           2,289.7
                                            -------------    -------------    -------------
   Total operating revenues................     3,800.0         3,533.9           3,472.6

Expenses:
Benefits, claims and settlement expenses,
including dividends to policyholders.......     2,589.8         2,315.2           2,344.3

 Operating expenses........................       773.9           740.9             626.3
                                            -------------    -------------    -------------

   Total expenses..........................     3,363.7         3,056.1           2,970.6
                                            -------------    -------------    -------------
Pre-tax operating earnings.................       436.3           477.8             502.0

Income taxes...............................        82.5           121.2             145.4
                                            -------------    -------------    -------------
Operating earnings.........................       353.8           356.6             356.6

Net realized capital losses, as adjusted...      (164.7)          (35.9)            (35.4)
 Non-recurring items.......................       (10.8)            -                 -
                                            -------------    -------------    -------------
U.S. GAAP Reported:
Net income.................................   $   178.3        $  320.7         $   321.2
                                            =============    =============    =============

--------------------
(1) Excludes net realized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Premiums and other considerations increased $240.9 million, or 46%, to $766.3 million for the year ended December 31, 2001, from $525.4 million for the year ended December 31, 2000. The increase primarily resulted from a $236.5 million increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. Despite a less attractive economic environment in late 2001, strong sales early in 2001 resulted in increased premiums for the year. Sales were not as strong late in the year due to poor economic conditions. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales.

Fees and other revenues decreased $71.5 million, or 10%, to $633.1 million for the year ended December 31, 2001, from $704.6 million for the year ended December 31, 2000. A decrease of $83.4 million related to a decrease in surrender charge and market value adjustment revenues from pension products, primarily due to the declining interest rate environment; a decrease in recognition of front-end fee revenues due to changes in assumptions consistent with unlocking of deferred policy acquisition costs during 2001; and a decrease in fee revenues due to generally poor performance in the equity markets, resulting in a lower asset base in 2001. A decrease of $7.6 million resulted from intra-segment eliminations. In addition, a $7.4 million decrease reflected lower commission fee revenues primarily from sales of variable products and third-party mutual funds and lower mutual fund fee revenues from a decrease in mutual fund assets under management. The decreases were partially offset by an increase of $27.8 million from Principal Capital Management due to commercial mortgage-backed securitizations.

Net investment income increased $96.7 million, or 4%, to $2,400.6 million for the year ended December 31, 2001, from $2,303.9 million for the year ended December 31, 2000. The increase reflects a $1,423.2 million, or 4%, increase in average invested assets and cash for the segment. The yield on average invested assets and cash was 7.3% for the years ended December 31, 2001 and 2000.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $274.6 million, or 12%, to $2,589.8 million for the year ended December 31, 2001, from $2,315.2 million for the year ended December 31, 2000. An increase of $272.4 million in our pension full-service payout business reflected the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies. An additional $67.1 million increase from our pension investment-only business related to an increase in interest credited due to growth in our investment-only business. Partially offsetting the increases was a $74.6 million decrease in our pension full-service accumulation business reflecting a decrease in interest credited, primarily a result of a declining interest rate environment.

Operating expenses increased $33.0 million, or 4%, to $773.9 million for the year ended December 31, 2001, from $740.9 million for the year ended December 31, 2000. An increase of $36.8 million from Principal Bank resulted primarily from growth in bank operations. Additionally, an increase of $30.2 million from Principal Capital Management resulted primarily from an increase in compensation and recruiting costs due to growth in operations, an increase in depreciation expense of capitalized system implementation costs, and an increase in securitization expenses due to an increase in the number of securitization transactions closed in 2001. The increases were partially offset by an $18.8 million decrease from our pension business due to a decrease in the amortization of deferred policy acquisition costs from unlocking to reflect changes in assumptions for equity market performance. The pension expense decrease was partially offset by increases in expenses for sales and marketing initiatives; write-off of the remaining goodwill for Trustar, our pension administration only subsidiary; general growth in operations and amortization of software costs. The increase in segment operating expenses was also partially offset by a $7.6 million decrease from intra-segment eliminations. Also offsetting the increases was a $4.4 million decrease from our individual annuity business reflecting decreases in non-deferrable expenses and amortization of deferred policy acquisition costs. The amortization of deferred policy acquisition costs was lower in 2001 as the impact of unlocking the amortization for actual experience was less in 2001 than in 2000.

Income taxes decreased $38.7 million, or 32%, to $82.5 million for the year ended December 31, 2001, from $121.2 million for the year ended December 31, 2000. The effective income tax rate for this segment was 19% for the year ended December 31, 2001, and 25% for the year ended December 31, 2000. The effective income tax rates for the years ended December 31, 2001 and 2000, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received, for which an estimated benefit recognition rate increased during 2001 compared to 2000, and other tax-exempt income.

As a result of the foregoing factors, operating earnings decreased $2.8 million, or 1%, to $353.8 million for the year ended December 31, 2001, from $356.6 million for the year ended December 31, 2000.

Net realized capital losses, as adjusted, increased $128.8 million to $164.7 million for the year ended December 31, 2001, from $35.9 million for the year ended December 31, 2000. The increase includes realized capital losses of $62.3 million related to sales and impairments of our investment in Enron and related entities. These entities are in the process of bankruptcy proceedings. Other permanent impairments of certain fixed maturity securities were $92.1 million during the year ended December 31, 2001. The increase also reflects the current period impact of SFAS 133 for derivatives and fewer real estate sales in the year ended December 31, 2001, compared to the year ended December 31, 2000. The increases were partially offset by the positive effects of a change in the mortgage loan valuation allowance, primarily reflecting the decrease in the amount invested in commercial mortgage loans.

As a result of the foregoing factors and the inclusion of non-recurring items for the year ended December 31, 2001, net income decreased $142.4 million, or 44%, to $178.3 million for the year ended December 31, 2001, from $320.7 million for the year ended December 31, 2000. Non-recurring items for the year ended December 31, 2001, had a negative impact on net income of $10.8 million, net of tax, due to the cumulative effect of accounting change, net of income taxes, related to our implementation of SFAS 133.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Premiums and other considerations decreased $41.3 million, or 7%, to $525.4 million for the year ended December 31, 2000, from $566.7 million for the year ended December 31, 1999. The decrease was primarily due to a $43.3 million decrease in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market and our ability to attract new sales. This decrease was partially offset by a $2.0 million increase related to increased sales of our single premium individual annuities with life contingencies.

Fees and other revenues increased $88.4 million, or 14%, to $704.6 million for the year ended December 31, 2000, from $616.2 million for the year ended December 31, 1999. The increase was primarily related to a $74.2 million increase in administrative fee revenues for pension products and services. The increase in administrative fee revenues reflected an increase in the amortization of front-end fee revenues, a result of a change in our assumptions related to amortization of deferred policy acquisition costs attributable to pension products. We also received higher fee revenues from surrender charges and pension customer-directed investment transfers, reflecting the higher interest rate environment and increased customer account activity. The increase in fee revenues was also due in part to growth in assets under management related to our pension products in 1999. An increase of $13.0 million was primarily due to investment management fee revenues from our mutual fund business and commission fee revenues related to sales of third-party mutual funds. An increase of $5.6 million in individual annuity fees, primarily a result of growth in separate account assets related to individual annuity products, also contributed to the segment increase. The increase in fees and other revenues was partially offset by a $5.6 million decrease in fee revenues related to Principal Capital Management, primarily a result of a decrease in proceeds related to commercial mortgage-backed securitization transactions.

Net investment income increased $14.2 million, or 1%, to $2,303.9 million for the year ended December 31, 2000, from $2,289.7 million for the year ended December 31, 1999. The increase was primarily due to a $1,561.6 million, or 5%, increase in average invested assets and cash for the segment. The yield on average invested assets and cash was 7.3% for the year ended December 31, 2000, compared to 7.6% for the year ended December 31, 1999, due to a decrease in interest credited on assets backing allocated capital. The decrease in interest credited was partially offset by higher interest rates on fixed income investments backing product liabilities.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $29.1 million, or 1%, to $2,315.2 million for the year ended December 31, 2000, from $2,344.3 million for the year ended December 31, 1999. A decrease of $26.7 million in benefits and reserve changes, and a $4.5 million decrease in dividends to policyholders were both related to our full-service pension accumulation products, reflecting the decrease in our block of pension experience rated business and an increase in our guaranteed business. An additional $21.4 million decrease was attributable to decreased sales of single premium group annuities with life contingencies. Partially offsetting these decreases was a $19.5 million increase related to our investment-only business, primarily reflecting an increase in interest credited due to the growth in our investment-only business. An additional $3.8 million increase was primarily related to an increase in interest credited on individual fixed annuities and the fixed component of variable annuities, a result of higher interest crediting rates during 2000.

Operating expenses increased $114.6 million, or 18%, to $740.9 million for the year ended December 31, 2000, from $626.3 million for the year ended December 31, 1999. An increase of $57.3 million was primarily due to a change in our assumptions related to amortization of deferred policy acquisition costs attributable to pension products. An additional $28.7 million increase was primarily related to an increase in pension salary and incentive compensation costs and other pension administrative costs. Operating expenses also increased $9.7 million for our mutual fund business, primarily the result of increased sales of third-party mutual funds and also due to other mutual fund operating expenses. An $8.3 million increase in operating expenses related to our individual annuity business was primarily due to an increase in amortization of deferred policy acquisition costs. Additionally, a $6.5 million increase in operating expenses for Principal Capital Management was primarily related to an increase in incentive compensation costs.

Income taxes decreased $24.2 million, or 17%, to $121.2 million for the year ended December 31, 2000, from $145.4 million for the year ended December 31, 1999. The effective income tax rate for this segment was 25% for the year ended December 31, 2000, and 29% for the year ended December 31, 1999. The effective income tax rates were lower than the corporate income tax rate of 35%, primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings were $356.6 million for the years ended December 31, 2000 and 1999.

Net realized capital losses, as adjusted, increased to $35.9 million for the year ended December 31, 2000, from $35.4 million for the year ended December 31, 1999. This segment recognized net realized capital losses consistent with our change in investment philosophy, which increased portfolio activity. We repositioned the investment portfolio to maximize operating investment returns by selling lower yielding fixed income securities to allow for reinvestment in higher yielding fixed income securities. This repositioning of the portfolio generated net realized capital losses.

As a result of the foregoing factors, net income decreased to $320.7 million for the year ended December 31, 2000, from $321.2 million for the year ended December 31, 1999.

International Asset Management and Accumulation Segment

The following table presents certain summary financial data relating to the International Asset Management and Accumulation segment for the years indicated:

                                                                        For the year ended December 31,
                                                              -----------------------------------------------
                                                                  2001             2000             1999
                                                              -------------    -------------    -------------
                                                                                (in millions)

Operating Earnings Data:
Operating revenues(1):
  Premiums and other considerations..................           $   344.9        $   220.5        $   179.9
  Fees and other revenues............................               260.1            305.2            105.6
  Net investment income..............................               129.0            105.0             94.1
                                                              -------------    -------------    -------------
     Total operating revenues........................               734.0            630.7            379.6
Expenses:
  Benefits, claims and settlement expenses...........               407.5            262.2            210.1
  Operating expenses.................................               342.4            372.3            212.1
                                                              -------------    -------------    -------------
     Total expenses..................................               749.9            634.5            422.2
                                                              -------------    -------------    -------------
Pre-tax operating loss...............................               (15.9)            (3.8)           (42.6)
Income taxes (benefits)..............................                (7.0)             4.7             (4.2)
                                                              -------------    -------------    -------------
Operating loss.......................................                (8.9)            (8.5)           (38.4)

Net realized capital gains (losses), as adjusted.....               (29.2)             1.4              7.7
Non-recurring items..................................                 -                -                -
                                                              -------------    -------------    -------------
U.S. GAAP Reported:
Net loss.............................................           $   (38.1)       $    (7.1)       $   (30.7)
                                                              =============    =============    =============

Other Data:
Operating earnings (loss):
    Principal International..........................           $     5.9        $   (14.8)       $   (33.6)
    BT Financial Group...............................               (14.8)             6.3             (4.8)

Operating earnings (loss) before amortization of
   goodwill and other intangibles:
    Principal International..........................           $    14.3        $    (3.9)       $   (31.3)
    BT Financial Group...............................                11.9             32.4              6.7

--------------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Premiums and other considerations increased $124.4 million, or 56%, to $344.9 million for the year ended December 31, 2001, from $220.5 million for the year ended December 31, 2000. An increase of $166.4 million in Mexico was the result of increased sales of single premium annuities with life contingencies, primarily resulting from the sale of a large group annuity contract. The increase was partially offset by the loss of $36.4 million of premiums and other considerations due to the February 2001 divestiture of our operations in Spain.

Fees and other revenues decreased $45.1 million, or 15%, to $260.1 million for the year ended December 31, 2001, from $305.2 million for the year ended December 31, 2000. A decrease of $61.7 million of fee revenues contributed by BT Financial Group resulted from declining assets under management for the year ended December 31, 2001, the weakening of the Australian dollar versus the U.S. dollar and divestiture of non-core businesses in 2001. The decrease was partially offset by a $16.6 million increase in Principal International fee revenues, primarily a result of an increase in the number of retirement plan participants in Mexico and deposits growth in Hong Kong resulting from sales to plans established under the new Mandatory Provident Fund that started in December 2000.

Net investment income increased $24.0 million, or 23%, to $129.0 million for the year ended December 31, 2001, from $105.0 million for the year ended December 31, 2000. An increase of $36.1 million from Principal International related to a 21% increase in average invested assets and cash and an increase in investment yields. The yield on average invested assets and cash was 9.6% for the year ended December 31, 2001, compared to 8.0% for the year ended December 31, 2000. The increase in investment yields was partially due to the impact of inflation on nominal yields in Chile, which was offset by a corresponding increase in reserve changes. The increase in net investment income was partially offset by the $8.7 million loss of net investment income resulting from the divestiture of our operations in Spain and a $2.7 million decrease related to BT Financial Group.

Benefits, claims and settlement expenses increased $145.3 million, or 55%, to $407.5 million for the year ended December 31, 2001, from $262.2 million for the year ended December 31, 2000. An increase in reserve changes and policy and contract benefit payments of $171.6 million in Mexico was primarily the result of the sale of a large group annuity contract with life contingencies. An increase of $15.1 million in Chile primarily related to an increase in reserve changes to reflect the impact of inflation adjustments. The increases were partially offset by the loss of $43.8 million of benefits, claims and settlement expenses resulting from the divestiture of our operations in Spain.

Operating expenses decreased $29.9 million, or 8%, to $342.4 million for the year ended December 31, 2001, from $372.3 million for the year ended December 31, 2000. Operating expenses incurred by BT Financial Group decreased $26.6 million, primarily resulting from the weakening of the Australian dollar versus the U.S. dollar. In addition, staff restructuring efforts undertaken to reduce ongoing operating expenses resulted in a 37% decrease of staff levels and a resulting decrease in salary and incentive costs. The decreases were partially offset by an increase in costs associated with the restructuring efforts and an increase in amortization of goodwill and other intangibles.

Income tax expense (benefits) decreased $11.7 million to a $7.0 million income tax benefit for the year ended December 31, 2001, from $4.7 million of income tax expense for the year ended December 31, 2000. A $16.7 million decrease was primarily due to a decrease in pre-tax operating earnings from BT Financial Group. The decrease was offset by a $5.0 million increase primarily due to an increase in pre-tax operating earnings from Principal International.

As a result of the foregoing factors, operating loss increased $0.4 million, or 5%, to $8.9 million for the year ended December 31, 2001, from $8.5 million for the year ended December 31, 2000.

Net realized capital gains (losses), as adjusted, decreased $30.6 million to $29.2 million of net realized capital losses for the year ended December 31, 2001, from $1.4 million of net realized capital gains for the year ended December 31, 2000. The decrease was primarily due to a $21.0 million after-tax net realized capital loss on the February 2001 sale of our operations in Spain. In addition, a $13.9 million decrease related to losses resulting from the permanent impairment of certain fixed maturity securities in Argentina.

As a result of the foregoing factors, net loss increased $31.0 million to $38.1 million for the year ended December 31, 2001, from $7.1 million for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Premiums and other considerations increased $40.6 million, or 23%, to $220.5 million for the year ended December 31, 2000, from $179.9 million for the year ended December 31, 1999. Increases of $16.9 million in Mexico, $16.7 million in Argentina and $5.9 million in Chile were primarily a result of increased sales of single premium annuities with life contingencies. The increased sales in Mexico were primarily a result of sales by Principal Pensiones, S.A. de C.V., an annuity company we established in July 1999. The increased sales in Argentina primarily resulted from sales by an annuity company we established in August 1999.

Fees and other revenues increased $199.6 million to $305.2 million for the year ended December 31, 2000, from $105.6 million for the year ended December 31, 1999. The increase was primarily related to a $180.2 million increase resulting from the contribution of fee revenues by BT Financial Group, which we acquired in August 1999. In addition, an $8.1 million increase was primarily due to lower fees and other revenues recognized for the year ended December 31, 1999, related to El Roble in Chile. An additional $6.5 million increase was primarily attributable to higher fee revenues from administering retirement funds in

Mexico, due to the implementation of a more attractive pricing structure for our customers, which also resulted in increased retention of existing accounts and an increased number of covered lives.

Net investment income increased $10.9 million, or 12%, to $105.0 million for the year ended December 31, 2000, from $94.1 million for the year ended December 31, 1999. An $11.3 million increase was primarily attributable to an increase in average invested assets in Principal International. In addition, an $11.2 million increase resulted from our equity method investment gains related to our pro rata share of net income, excluding the effect of goodwill amortization, of BrasilPrev Previdencia Privada S.A., a pension company in Brazil in which we acquired a minority interest in October 1999. The increases were partially offset by an $8.7 million decrease related to the inclusion of BT Financial Group, primarily related to its margin lending business. The margin lending business was securitized in late 1999, which resulted in a shift of income generation from net investment income to fee revenues in 2000. The increases were also partially offset by a $3.1 million equity method investment loss related to our pro rata share of net loss of ING/Principal Pensions Co., Ltd., a pension company in Japan in which we acquired a minority interest in January 2000.

Benefits, claims and settlement expenses increased $52.1 million, or 25%, to $262.2 million for the year ended December 31, 2000, from $210.1 million for the year ended December 31, 1999. The increase was primarily due to an increase in reserve changes and policy and contract benefit payments of $18.5 million in Mexico and $18.4 million in Argentina, the result of increased sales of single premium annuities with life contingencies. In addition, a $13.4 million increase in reserve changes and policy and contract benefit payments in Chile primarily resulted from the increased sales of annuity products and the implementation of a new reserve calculation method to refine reserve calculations.

Operating expenses increased $160.2 million, or 76%, to $372.3 million for the year ended December 31, 2000, from $212.1 million for the year ended December 31, 1999. The increase was primarily due to a $151.1 million increase resulting from the inclusion of operating expenses incurred by BT Financial Group, including a $23.3 million increase in amortization of goodwill and other intangibles. The increase also included $6.0 million of amortization of goodwill and present value of future profits related to BrasilPrev, which we acquired in October 1999.

Income tax expense (benefits) increased $8.9 million to $4.7 million of income tax expense for the year ended December 31, 2000, from a $4.2 million income tax benefit for the year ended December 31, 1999. The increase was primarily due to $9.1 million of income tax expense related to an increase in pre-tax operating earnings from BT Financial Group.

As a result of the foregoing factors, operating loss decreased $29.9 million, or 78%, to $8.5 million for the year ended December 31, 2000, from $38.4 million for the year ended December 31, 1999.

Net realized capital gains, as adjusted, decreased $6.3 million, or 82%, to $1.4 million for the year ended December 31, 2000, from $7.7 million for the year ended December 31, 1999. The decrease was primarily due to a $4.7 million decrease in net realized capital gains in Principal International, resulting from repositioning of investment portfolios to better match long-term liabilities and assets for the year ended December 31, 1999. In addition, net realized capital gains, as adjusted, in 1999 included a $1.7 million gain on the sale of minority interest in a capital management company, which was sold following the acquisition of BT Financial Group.

As a result of the foregoing factors, net loss decreased $23.6 million, or 77%, to $7.1 million for the year ended December 31, 2000, from $30.7 million for the year ended December 31, 1999.

Life and Health Insurance Segment

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

                                               For the year ended December 31,
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
                                                        (in millions)

Operating Earnings Data:
Operating Revenues(1):
  Premiums and other considerations...........  $3,011.1  $3,250.5  $3,190.6
  Fees and other revenues.....................     256.7     230.0     180.2
  Net investment income.......................     678.6     642.1     614.7
                                                --------  --------  --------
    Total operating revenues..................   3,946.4   4,122.6   3,985.5

Expenses:
  Benefits, claims and settlement expenses....   2,491.0   2,659.4   2,714.9
  Dividends to policyholders..................     307.0     308.1     295.6
  Operating expenses..........................     842.7     913.6     872.0
                                                --------  --------  --------
    Total expenses............................   3,640.7   3,881.1   3,882.5
                                                --------  --------  --------
Pre-tax operating earnings....................     305.7     241.5     103.0
Income taxes..................................     104.5      79.2      12.3
                                                --------  --------  --------
Operating earnings............................     201.2     162.3      90.7

Net realized capital gains (losses),
  as adjusted.................................     (33.8)     47.3      10.1
Non-recurring items...........................       0.1       -         -
                                                --------  --------  --------
U.S. GAAP Reported:
Net income....................................  $  167.5  $  209.6  $  100.8
                                                ========  ========  ========
--------------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Premiums and other considerations decreased $239.4 million, or 7%, to $3,011.1 million for the year ended December 31, 2001, from $3,250.5 million for the year ended December 31, 2000. Group Medicare supplement insurance premiums decreased $98.4 million, resulting from our decision to reinsure 100% of this business effective July 1, 2000. Group medical premium rate increases in 2000 led to increased lapses and lower sales, which resulted in a $95.0 million decrease in premiums. Group life insurance premiums decreased $55.8 million, primarily due to the loss of two large customers and, to a lesser extent, a result of declines in sales during 2001 as we transitioned to a newly established dedicated non-medical sales force. Group life sales also decreased as a result of pricing actions on our group medical business, as these products are often sold together. Increases in group dental premiums of $11.3 million partially offset the declines in other products. The increases were primarily due to a larger membership base early in the year due to an increase in sales in 2000 and also due to increases in dental premium rates.

Fees and other revenues increased $26.7 million, or 12%, to $256.7 million for the year ended December 31, 2001, from $230.0 million for the year ended December 31, 2000. Fee revenues from our group fee-for-service business increased $23.6 million, primarily due to growth in that business and, to a lesser extent, increases in fee rates. Fee revenues from individual interest-sensitive life insurance products increased $10.5 million, a result of continued growth in that business. The growth reflected a continued shift in customer preference from individual traditional life insurance products to individual universal life and individual variable universal life insurance products. The increases were partially offset by a $6.8 million decrease in individual traditional life insurance fee revenues, primarily related to classifying fees from reinsurance ceded for traditional life insurance as operating expenses. The fees from reinsurance were previously reported as fee revenues.

Net investment income increased $36.5 million, or 6%, to $678.6 million for the year ended December 31, 2001, from $642.1 million for the year ended December 31, 2000. The increase was primarily due to a $265.1 million, or 3%, increase in average invested assets and cash for the segment. Net investment income also increased due to an increase in average investment yields for the segment. The yield on average invested assets and cash was 7.6% for the year ended December 31, 2001, compared to 7.4% for the year ended December 31, 2000.

Benefits, claims and settlement expenses decreased $168.4 million, or 6%, to $2,491.0 million for the year ended December 31, 2001, from $2,659.4 million for the year ended December 31, 2000. Group medical insurance benefits, claims and settlement expenses decreased $61.1 million, due to a reduction in business and to improved claim experience, partially offset by reserve releases during the year ended December 31, 2000. Group Medicare supplement insurance benefits, claims and settlement expenses decreased $59.3 million, resulting from our decision to reinsure 100% of this business effective July 1, 2000. Group life insurance benefits, claims and settlement expenses decreased $48.0 million due to the loss of two large customers and an overall decline in business. Individual disability benefits, claims and settlement expenses decreased $29.8 million, primarily a result of claim reserve strengthening during 2000.

Dividends to policyholders decreased $1.1 million to $307.0 million for the year ended December 31, 2001, from $308.1 million for the year ended December 31, 2000. The decrease was primarily a result of a change in methodology of estimating dividends. Additionally, the dividends in the Closed Block were reduced due to accumulated experience losses.

Operating expenses decreased $70.9 million, or 8%, to $842.7 million for the year ended December 31, 2001, from $913.6 million for the year ended December 31, 2000. Group life and health insurance operating expenses decreased $57.5 million, primarily due to our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000, and due to expense management in response to an overall decline in group life and health insurance business. Individual life and disability insurance operating expenses decreased $13.4 million primarily due to a decrease in commission expense resulting from classifying fees from reinsurance ceded for traditional life insurance as operating expenses. The fees from reinsurance were previously reported as fee revenues. Operating expenses also decreased due to unlocking of individual disability insurance deferred policy acquisition costs in 2000, a result of changes in profitability assumptions. The decreases were partially offset by lower capitalization of deferred policy acquisition costs related to lower sales of individual life insurance.

Income taxes increased $25.3 million, or 32%, to $104.5 million for the year ended December 31, 2001, from $79.2 million for the year ended December 31, 2000. The effective income tax rate for the segment was 34% for the year ended December 31, 2001, and 33% for the year ended December 31, 2000. The effective income tax rate for the year ended December 31, 2001, was lower than the corporate income tax rate of 35% primarily due to tax-exempt income. The effective income tax rate for the year ended December 31, 2000, was lower than the corporate income tax rate of 35%, primarily due to tax-exempt income and a reduction in a tax reserve as a result of a favorable IRS audit event.

As a result of the foregoing factors, operating earnings increased $38.9 million, or 24%, to $201.2 million for the year ended December 31, 2001, from $162.3 million for the year ended December 31, 2000.

Net realized capital gains (losses), as adjusted, decreased $81.1 million to $33.8 million of net realized capital losses for the year ended December 31, 2001, from $47.3 million of net realized capital gains for the year ended December 31, 2000. The decrease primarily related to the sale of our investment in United Payors and United Providers. In 2000, we sold our remaining investment and realized an after-tax capital gain of $58.9 million. To a lesser extent, the decrease was due to an increase in losses from permanent impairments of fixed maturity securities during 2001, including $16.6 million of net realized capital losses related to our investment in Enron and related entities.

As a result of the foregoing factors and the inclusion of non-recurring items for the year ended December 31, 2001, net income decreased $42.1 million, or 20%, to $167.5 million for the year ended December 31, 2001, from $209.6 million for the year ended December 31, 2000. Non-recurring items for the year ended December 31, 2001, had a positive impact on net income of $0.1 million, net of tax, due to the cumulative effect of accounting change, net of income taxes, related to our implementation of SFAS 133.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Premiums and other considerations increased $59.9 million, or 2%, to $3,250.5 million for the year ended December 31, 2000, from $3,190.6 million for the year ended December 31, 1999. Group dental insurance premiums increased $72.3 million, primarily resulting from increased sales of group dental insurance products. Group medical premiums increased $38.3 million, primarily related to an increase in the premium base due to increased sales in late 1999, and significant group medical premium rate increases. Also contributing to the increase was a $9.6 million increase in individual disability insurance premiums due to continued growth in sales. Group disability insurance premiums increased $8.4 million due to an increase in long-term disability covered members and an increase in short-term disability premium per member. These increases were partially offset by a $66.2 million decrease in group Medicare supplement premium, resulting from our decision to cease new sales of group Medicare supplement insurance in January 2000 and our decision to reinsure 100% of this business effective July 1, 2000.

Fees and other revenues increased $49.8 million, or 28%, to $230.0 million for the year ended December 31, 2000, from $180.2 million for the year ended December 31, 1999. Fee revenues from individual interest-sensitive life insurance products increased $27.4 million, a result of growth in that block of business. The growth reflects a continued shift in customer preference from individual traditional life insurance products to individual universal life and individual variable life insurance products. Fee revenues from our group fee-for-service business increased $20.3 million, primarily due to increases in members and fees.

Net investment income increased $27.4 million, or 4%, to $642.1 million for the year ended December 31, 2000, from $614.7 million for the year ended December 31, 1999. The increase was primarily due to a $483.9 million, or 6%, increase in average invested assets and cash for the segment. The increase in net investment income due to asset growth was partially offset by a decrease in average investment yields for the segment. The yield on average invested assets and cash was 7.4% for the year ended December 31, 2000, compared to 7.5% for the year ended December 31, 1999, due to a decrease in interest credited on assets backing allocated capital. The decrease in interest credited was partially offset by higher interest rates on fixed income investments backing product liabilities.

Benefits, claims and settlement expenses decreased $55.5 million, or 2%, to $2,659.4 million for the year ended December 31, 2000, from $2,714.9 million for the year ended December 31, 1999. Group medical insurance benefits claims and settlement expenses decreased $108.6 million, primarily resulting from the release of claim reserves established in 1999. The claim reserves were established in 1999 as a result of poor claim experience during the year and an expectation that claims would continue to increase through the second quarter of 2000. This decrease was partially offset by an increase in claims due to rising medical costs. Benefits, claims and settlement expenses also decreased $102.8 million for group Medicare supplement insurance, as a result of our reinsuring this business effective July 1, 2000, improved claim experience during the first half of the year and the release of reserves established in 1999, for the same reasons previously described for our group medical business. These decreases were partially offset by a $56.1 million increase in group dental benefits, claims and settlement expenses, primarily due to growth in that block of business. Individual disability insurance claims and reserves increased $49.5 million, primarily due to less favorable morbidity experience and related increases in reserves for claims and incurred but not reported claims. Individual interest-sensitive life insurance benefits and claims increased $40.2 million, primarily due to an increase in both interest credited and mortality costs, primarily resulting from growth in the block of business and reserve adjustments. Group disability claims and reserves increased $9.5 million, primarily a result of less favorable morbidity experience and an increase in covered members.

Dividends to policyholders increased $12.5 million, or 4%, to $308.1 million for the year ended December 31, 2000, from $295.6 million for the year ended December 31, 1999. The increase was due to increased dividends on traditional individual life insurance products, a result of a maturing in-force block.

Operating expenses increased $41.6 million, or 5%, to $913.6 million for the year ended December 31, 2000, from $872.0 million for the year ended December 31, 1999. Group life and health insurance operating expenses increased $26.0 million, primarily due to expenses related to our group Medicare supplement business, and a write-down of goodwill related to group Medicare supplement insurance. Group life and health insurance operating expenses also increased due to an increase in commissions, resulting from higher commission scales, an increase in premium, and settlements with wholesale distributors related to discontinued group health business. These increases were offset by a decrease in general expenses related to both our group medical and group Medicare supplement insurance products. Individual life and disability insurance operating expenses also increased $15.6 million, primarily due to an increase in amortization of deferred policy acquisition costs related to individual disability insurance.

Income taxes increased $66.9 million to $79.2 million for the year ended December 31, 2000, from $12.3 million for the year ended December 31, 1999. The effective income tax rate for this segment was 33% for the year ended December 31, 2000 and 12% for the year ended December 31, 1999. The effective income tax rate for 2000 was lower than the corporate income tax rate of 35% due to tax-exempt income. The effective income tax rate for 1999 was lower than the corporate income tax rate of 35%, primarily resulting from overestimated deferred taxes related to health insurance reserves in 1998, the effects of which were reversed in 1999 and also due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $71.6 million, or 79%, to $162.3 million for the year ended December 31, 2000, from $90.7 million for the year ended December 31, 1999.

Net realized capital gains, as adjusted, increased $37.2 million to $47.3 million for the year ended December 31, 2000, from $10.1 million for the year ended December 31, 1999. The increase was primarily due to net realized capital gains, as adjusted, related to the sale of our investment in United Payors and United Providers. We sold a portion of our investment in 1999, realizing an after-tax capital gain of $17.9 million. In 2000, we sold our remaining investment and realized an after-tax capital gain of $58.9 million. The increase in capital gains was partially offset by a $2.3 million increase in net realized capital losses on sales of fixed income securities, as a result of our investment portfolio repositioning strategy to sell lower yielding fixed income securities to allow for reinvestment in higher yielding fixed income securities.

As a result of the foregoing factors, net income increased $108.8 million, or 108%, to $209.6 million for the year ended December 31, 2000, from $100.8 million for the year ended December 31, 1999.

Mortgage Banking Segment

The following table presents certain summary financial data relating to the Mortgage Banking segment for the years indicated:

                                                 For the year ended
                                                    December 31,
                                            ---------------------------
                                              2001      2000      1999
                                            -------   -------   -------
                                                   (in millions)

Operating Earnings Data:
Operating Revenues(1):
  Loan servicing.........................   $ 403.0   $ 313.8   $ 286.5
  Loan production........................     354.4      46.0     111.8
                                            -------   -------   -------
     Total operating revenues............     757.4     359.8     398.3

Expenses:
  Loan servicing.........................     407.3     215.3     241.3
  Loan production........................     145.0      67.4      69.5
                                            -------   -------   -------
     Total expenses......................     552.3     282.7     310.8
                                            -------   -------   -------
Pre-tax operating earnings...............     205.1      77.1      87.5
Income taxes.............................      78.4      27.1      30.7
                                            -------   -------   -------
Operating earnings.......................     126.7      50.0      56.8

Net realized capital gains (losses), as
   adjusted..............................       -         -         -
Non-recurring items......................       -         -         -
                                            -------   -------   -------
U.S. GAAP Reported:
Net income...............................   $ 126.7   $  50.0   $  56.8
                                            =======   =======   =======
--------------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total operating revenues increased $397.6 million to $757.4 million for the year ended December 31, 2001, from $359.8 million for the year ended December 31, 2000. A $308.4 million increase in mortgage loan production revenues reflects the increase in mortgage loan production volume during the year ended December 31, 2001. In addition, an increase of $89.2 million in mortgage loan servicing revenues reflects the growth in the mortgage loan servicing portfolio. The decline in interest rates in 2001 resulted in mortgage loan production of $37.8 billion for the year ended December 31, 2001, compared to $8.3 billion for the same period a year ago. The average balance of the servicing portfolio was $65.8 billion for the year ended December 31, 2001, compared to $52.6 billion for the same period a year ago.

Total expenses increased $269.6 million, or 95%, to $552.3 million for the year ended December 31, 2001, from $282.7 million for the year ended December 31, 2000. A $192.0 million increase in mortgage loan servicing expenses was primarily a result of an impairment of capitalized mortgage loan servicing rights and, to a lesser extent, due to growth in the mortgage loan servicing portfolio. The impairment was partially offset by an increase in net gains on servicing hedge activity recognized in the year ended December 31, 2001, compared to the year ended December 31, 2000. Mortgage loan production expenses increased $77.6 million, reflecting the increase in mortgage loan production volume.

Income taxes increased $51.3 million to $78.4 million for the year ended December 31, 2001, from $27.1 million for the year ended December 31, 2000. The effective income tax rate for this segment was 38% for the year ended December 31, 2001, and 35% for the year ended December 31, 2000. The effective income tax rate for the year ended December 31, 2001, was higher that the corporate income tax rate of 35% due to the allocation of deferred state taxes, relating to both current and prior years, recorded in 2001. This allocation will increase the effective income tax rate for this segment to 37% for future reporting periods.

As a result of the foregoing factors, operating earnings and net income increased $76.7 million to $126.7 million for the year ended December 31, 2001, from $50.0 million for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Total operating revenues decreased $38.5 million, or 10%, to $359.8 million for the year ended December 31, 2000, from $398.3 million for the year ended December 31, 1999. The decrease was primarily due to a $65.8 million decrease in mortgage loan production revenues, reflecting the decrease in mortgage loan production volume during 2000. The decrease in total revenues was partially offset by a $27.3 million increase in mortgage loan servicing revenues, primarily due to growth in the average balance of the mortgage loan servicing portfolio. Additionally, an increase in mortgage loan servicing fee revenues was the result of the sale of mortgage loan servicing rights, representing approximately $1.0 billion from the mortgage loan servicing portfolio, as part of our mortgage loan servicing strategy.

Total expenses decreased $28.1 million, or 9%, to $282.7 million for the year ended December 31, 2000, from $310.8 million for the year ended December 31, 1999. The decrease was primarily due to a $26.0 million decrease in expenses related to mortgage loan servicing, primarily a result of net gains we earned on hedges related to our servicing portfolio in 2000. In the second quarter of 2000, we shifted our servicing hedge portfolio from U.S. Treasury-related instruments to London Inter-Bank Offer Rate based hedges including swaps and swaptions, which resulted in net gains of $10.2 million. The decrease was also due to a $2.1 million decrease in mortgage loan production expenses related to the decrease in mortgage loan production volume during 2000.

Income taxes decreased $3.6 million, or 12%, to $27.1 million for the year ended December 31, 2000, from $30.7 million for the year ended December 31, 1999. The effective income tax rate for this segment was 35% for the years ended December 31, 2000 and 1999.

As a result of the foregoing factors, operating earnings and net income decreased $6.8 million, or 12%, to $50.0 million for the year ended December 31, 2000, from $56.8 million for the year ended December 31, 1999.

Corporate and Other Segment

The following table presents certain summary financial data relating to the Corporate and Other segment for the years indicated:

                                                        For the year ended
                                                           December 31,
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
                                                           (in millions)
Operating Earnings Data:
Operating Revenues(1):
     Total operating revenues......................  $ 100.8  $  97.1  $  61.9

Expenses:
     Total expenses................................     43.3     14.4     54.1
                                                     -------  -------  -------
Pre-tax operating earnings.........................     57.5     82.7      7.8
Income taxes (benefits)............................     19.4     15.0     (1.7)
                                                     -------  -------  -------
Operating earnings.................................     38.1     67.7      9.5
Net realized capital gains (losses), as adjusted...    (93.3)    80.3    284.5
Non-recurring items................................    (20.4)  (101.0)     -
                                                     -------  -------  -------
U.S. GAAP Reported:
Net income (loss)..................................  $ (75.6) $  47.0  $ 294.0
                                                     =======  =======  =======
--------------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total operating revenues increased $3.7 million, or 4%, to $100.8 million for the year ended December 31, 2001, from $97.1 million for the year ended December 31, 2000. Net investment income increased $14.0 million, reflecting an increase in average invested assets and cash. In addition, inter-segment eliminations included in this segment resulted in a $1.7 million increase, which was offset by a corresponding change in total expenses. The increases were partially offset by an $11.2 million decrease in net investment income due to a decrease in average investment yields for the segment.

Total expenses increased $28.9 million to $43.3 million for the year ended December 31, 2001, from $14.4 million for the year ended December 31, 2000. Interest expense increased $32.3 million, primarily due to a net recovery in 2000 of previously paid interest related to a successful tax audit appeal. An increase of $6.8 million related to the write-off of a non-invested asset. Interest expense on short-term borrowings increased $3.1 million. Inter-segment eliminations included in this segment resulted in a $1.7 million increase. The increases were partially offset by a $9.3 million decrease of interest expense as a result of extinguishment of commercial real estate debt on home office properties. In addition, interest expense on private debt securities and commercial paper issued in connection with the acquisition of BT Financial Group decreased $5.9 million, a result of the impact of the weakening of the Australian dollar versus the U.S. dollar and repayment of the commercial paper.

Income tax expense increased $4.4 million, or 29%, to $19.4 million for the year ended December 31, 2001, from $15.0 million for the year ended December 31, 2000. The effective income tax rates for this segment were 34% for the year ended December 31, 2001, and 18% for the year ended December 31, 2000. The effective income tax rate for 2001 was lower than the corporate income tax rate of 35% primarily due to tax-exempt income, which was partially offset by an increase in income tax reserves established for contested IRS tax audit matters. The effective income tax rate for 2000 was lower than the corporate income tax rate of 35% primarily due to tax-exempt income, and, to a lesser extent, due to a decrease in income tax reserves established for contested IRS tax audit matters.

As a result of the foregoing factors, operating earnings decreased $29.6 million, or 44%, to $38.1 million for the year ended December 31, 2001, from $67.7 million for the year ended December 31, 2000.

Net realized capital gains (losses), as adjusted, decreased $173.6 million to $93.3 million of net realized capital losses for the year ended December 31, 2001, from $80.3 million of net realized capital gains for the year ended December 31, 2000. The decrease was primarily due to an increase in net realized capital losses for the year ended December 31, 2001, on sales of equity securities and real estate. The decrease included $10.5 million of net realized capital losses related to our investment in Enron and related entities.

As a result of the foregoing factors and the inclusion of non-recurring items, net loss increased $122.6 million to a net loss of $75.6 million for the year ended December 31, 2001, from $47.0 million of net income for the year ended December 31, 2000. For the year ended December 31, 2001, net income included the effect of non-recurring items totaling $20.4 million, net of tax, related to:
(1) the negative effects of (a) expenses of our demutualization ($18.6 million) and (b) an increase in our loss contingency reserve for sales practices litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million). For the year ended December 31, 2000, net income included the negative effect of non-recurring items totaling $101.0 million, net of tax, related to: (1) a loss contingency reserve established for sales practices litigation ($93.8 million) and (2) expenses of our demutualization ($7.2 million).

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Total operating revenues increased $35.2 million, or 57%, to $97.1 million for the year ended December 31, 2000, from $61.9 million for the year ended December 31, 1999. Net investment income increased $71.0 million, as a result of improved investment yields for the segment. The increase was partially offset by an $11.5 million decrease in net investment income, reflecting a reduction in average invested assets, primarily due to the sale of invested assets in 1999 to partially fund the acquisition of BT Financial Group. The increase in total revenues was also partially offset by a $9.0 million decrease related to a change in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. In addition, the increase was also partially offset by an $8.5 million decrease in fees and other revenues, primarily related to the termination of a reinsurance and participation agreement under which we continued to receive fee revenues in 1999, but not in 2000. Net investment income also decreased $5.0 million related to our pro rata share of net loss of HealthExtras, Inc., a company in which we hold a minority interest.

Total expenses decreased $39.7 million, or 73%, to $14.4 million for the year ended December 31, 2000, from $54.1 million for the year ended December 31, 1999. Interest expense related to IRS tax audit matters decreased $40.8 million, primarily due to a net recovery of previously paid interest related to a successful tax audit appeal. Expenses also decreased $33.2 million due to the cessation of interim service agreements with Coventry at the end of 1999. A $9.0 million decrease in operating expenses was related to a change in inter-segment eliminations included in this segment. The decreases were partially offset by $31.2 million of additional interest expense for the year ended December 31, 2000, on private debt securities and commercial paper issued in connection with the acquisition of BT Financial Group in August 1999. In addition, a $10.0 million increase was related primarily to corporate initiatives funded by this segment.

Income tax expense (benefits) increased $16.7 million to $15.0 million of income tax expense for the year ended December 31, 2000, from a $1.7 million income tax benefit for the year ended December 31, 1999. The increase was primarily a result of an increase in pre-tax operating earnings, which included tax-exempt income. The effective income tax rate for this segment was lower than the corporate income tax rate of 35% for the years ended December 31, 2000 and 1999 because of tax-exempt income.

As a result of the foregoing factors, operating earnings increased $58.2 million to $67.7 million for the year ended December 31, 2000, from $9.5 million for the year ended December 31, 1999.

Net realized capital gains, as adjusted, decreased $204.2 million, or 72%, to $80.3 million for the year ended December 31, 2000, from $284.5 million for the year ended December 31, 1999. The decrease was primarily due to decreased sales of invested assets, primarily equity securities, for the year ended December 31, 2000. We sold a significant portion of our equity securities portfolio in 1999 and 1998 to reduce our exposure to common stock and to realize appreciation.

As a result of the foregoing factors and the inclusion of non-recurring items for the year ended December 31, 2000, net income decreased $247.0 million, or 84%, to $47.0 million for the year ended December 31, 2000, from $294.0 million for the year ended December 31, 1999. For the year ended December 31, 2000, net income included the negative effect of non-recurring items totaling $101.0 million, net of tax, related to: (1) a loss contingency reserve established for sales practices litigation ($93.8 million) and (2) expenses of our demutualization ($7.2 million).

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The primary source of our liquidity is dividends we receive from Principal Life. We could also receive dividends from our other subsidiaries, including Princor Financial Services Corporation, Principal Financial Services (Australia) Inc., Principal International de Chile, S.A. and PFG do Brasil Ltda; however, given the historical cash flows of the operations and financial results of these subsidiaries, it is unlikely we may rely upon them for significant cash flow in the next year. The payment of dividends by Principal Life to us is limited by Iowa laws. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of:

o 10% of Principal Life's policyholder surplus as of the previous year-end; or

o the net gain from operations from the previous calendar year.

Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2001 statutory results, Principal Life could pay approximately $640.3 million in stockholder dividends in 2002 without exceeding the statutory limitation. Principal Life was able to pay approximately $760.9 million in statutory dividends in 2001 based on its 2000 statutory financial results without being subject to the restrictions on payment of extraordinary stockholder dividends.

Total stockholder dividends paid by Principal Life to its parent company in 2001 and 2000 were $734.7 million and $538.8 million, respectively. On February 26, 2002, Principal Life declared an ordinary dividend of $390.0 million payable to its parent on or about April 5, 2002.

Another source of liquidity is issuance of our common stock. In 2001, net proceeds from our IPO totaled $1,753.9 million, of which we retained $64.2 million for working capital, payment of dividends, and other general corporate purposes. The remaining $1,689.7 million was contributed to Principal Life Insurance Company principally to fund demutualization compensation to policyholders in the form of policy credits and cash, and to cover certain expenses related to our demutualization. In addition, net proceeds from the issuance of additional shares for the exercise of the over-allotment options granted to the underwriters in the IPO, totaled $265.4 million, all of which we retained for repurchase of shares issued in the exercise of the over-allotment options. The repurchase of these shares was approved by the board of directors. Through December 31, 2001, we purchased the full amount of shares approved by the board.

In addition to the sources of cash flows previously mentioned, we have various sources of short-term funding, consisting primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. As of December 31, 2001, we have credit facilities with various financial institutions in an aggregate amount of $1.4 billion. Committed lines of credit totaling $600.0 million, of which there were no outstanding balances as of December 31, 2001, also support cash flow requirements. These lines of credit are available to provide backup of the commercial paper programs. In addition, we have $780.0 million in credit facilities to finance a commercial mortgage-backed securities pipeline ("CMBS") and $45.0 million of unused lines of credit for short-term debt used for general corporate purposes.

Our primary uses of liquidity could include payment of dividends on our common stock, interest payments and any other payments related to debt servicing, payment of benefits, claims and settlement expenses and dividends to policyholders, payment of general operating expenses, contributions to subsidiaries, acquisitions and the repurchase of our common stock. Any such repurchases would occur after due consideration and approval by our board of directors. On February 26, 2002, the company's board of directors authorized the repurchase of up to $450.0 million of the company's common stock. The repurchases will be made in the open market or through privately negotiated transactions from time to time, depending upon market conditions.

Our fundamental business approach is to avoid guarantees or other commitments to or on behalf of affiliated companies of Principal Financial Group, Inc. Affiliates are encouraged to operate as autonomously as possible; however, there are instances where a rated entity within Principal Financial Group, Inc. provides a guarantee to or on behalf of an affiliate. The guarantees typically supplement a partially secured transaction, but require the additional enhancement provided by the guarantee to make the transaction more economical for our organization.

Various businesses throughout our organization have a range of standard guarantees and commitments to or on behalf of affiliated entities within the organization in connection with managing the risks of these businesses. We continually manage liabilities that have any acceleration, additional collateral support, changes in terms, or creation of additional financial obligations in our regular liquidity analysis. We have found all of these obligations to be manageable and do not believe they materially impact our liquidity or capital resources.

Sources and Uses of Cash of Consolidated Operations

Net cash provided by operating activities was $3,944.8 million and $2,637.3 million for the years ended December 31, 2001 and 2000, respectively. The increase in net cash provided was due, in part, to: (1) a decrease in cash paid for operating expenses due to improved expense management and a decrease in commissions, a result of our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000; (2) a decrease in cash paid for income taxes due to the change in pre-tax operating earnings; and (3) a decrease in cash paid for benefits, claims, and settlement expenses. The following also contributed to the increase: (1) an increase in fees and other revenues, reflecting the increase in mortgage loan production volume; (2) an increase in net investment income due to an increase in average invested assets and cash as well as investment yields; and (3) an increase in premiums and other considerations received primarily due to an increase in premiums from single premium group annuities with life contingencies. Continuation of the low interest rate environment and poor performance in the equity markets, could reduce customer demand for pension, individual annuity, variable investment or mutual fund products, resulting in reduced cash flows from our subsidiaries' operations. However, should interest rates rise, we may experience a decrease in cash flows from residential mortgage loan production.

Net cash used in investing activities was $3,698.4 million and $1,273.3 million for the years ended December 31, 2001 and 2000, respectively. The decrease in cash from investing activities was primarily due to a significant increase during 2001 in the volume of net mortgage loans purchased and sold. Also contributing to the decrease in cash was an increase in net mortgage loan servicing rights purchased, also a result of increased mortgage loan production volume in 2001 and an increase in net cash invested in available-for-sale securities during 2001 compared to 2000.

Net cash used in financing activities was $549.2 million and $1,006.9 million for the years ended December 31, 2001 and 2000, respectively. The decrease in net cash used in financing activities was primarily due to the receipt of net proceeds from issuance of common stock in conjunction with our IPO and exercise of the underwriters' over-allotment options, and, to a lesser extent, due to net proceeds received from short-term borrowings. Partially offsetting the decreases, were payments made to eligible policyholders as part of our demutualization, the repurchase of shares of our common stock as approved by our board of directors, and, to a lesser extent, the repayment of long-term debt in 2001 compared to the issuance of long-term debt in 2000.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

Principal Life

Historically, the principal cash flow sources for Principal Life have been premiums from life and health insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments, proceeds from the sales or maturity of investments, long-term debt and short-term borrowings. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payment of dividends to parent, and payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term borrowings and long-term debt.

Principal Life maintains investment strategies generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer lives, such as life insurance and full-service payout pension products, are matched with assets having similar estimated lives such as mortgage loans, long-term bonds and private placement bonds. Shorter-term liabilities are matched with investments such as short and medium-term fixed maturities. In addition, highly liquid, high quality short-term U.S. Treasury securities and other liquid investment grade fixed maturities are held to fund anticipated operating expenses, surrenders, withdrawals and development and maintenance expenses associated with new products and technologies. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk-Interest Rate Risk" for a discussion of duration matching.

Our privately placed fixed maturity securities, commercial mortgage loans and real estate investments are generally less liquid than our publicly traded fixed maturity securities. As of December 31, 2001 and 2000, these asset classes represented approximately 49% and 57%, respectively, of the value of our consolidated invested assets.

Life insurance companies generally produce a positive cash flow from operations, as measured by the amount by which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing and acquiring new business. It is important to match the investment portfolio maturities to the cash flow demands of the type of annuity, investment or insurance product being provided. Principal Life continuously monitors benefits, surrenders and maturities to provide projections of future cash requirements. As part of this monitoring process, Principal Life performs cash flow testing of many of its assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing its investment strategy, Principal Life establishes a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities and commercial mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment and the claims paying ability and financial strength ratings of Principal Life.

Principal Life takes into account asset-liability management considerations in the product development and design process. Contract terms of 96% and 97% of Principal Life's interest-sensitive products as of December 31, 2001 and 2000, respectively, include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals; limit the circumstances under which withdrawals are permitted; or assess a surrender charge or market value adjustment relating to the underlying assets. The market value adjustment feature in Principal Life's fixed annuity products adjusts the surrender value of a contract in the event of surrender prior to the end of the contract period to protect Principal Life against losses due to higher interest rates at the time of surrender.

Our guaranteed investment contracts and funding agreements contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements. Put provisions give customers the option to terminate a contract prior to maturity, provided they give a minimum notice period.

The following table presents U.S. GAAP reserves for guaranteed investment contracts and funding agreements by withdrawal provisions as of December 31, 2001 and 2000:

                                                     As of December 31,
                                                 -------------------------
                                                    2001          2000
                                                 -----------   -----------
                                                      (in millions)

Book Value Out(1)
Puttable:
  Less than 30 days' put......................   $      -      $      -
  30 to 89 days' put..........................          -           100.6
  90 to 180 days' put.........................          -           379.9
  More than 180 days' put.....................         55.1         150.9
  No active put provision(2)..................          -             -
                                                 -----------   -----------
     Total puttable...........................         55.1         631.4

Surrenderable:
  Book value out without surrender charge.....         22.9          45.2
  Book value out with surrender charge........        396.3         128.0
                                                 -----------   -----------
     Total surrenderable......................        419.2         173.2
                                                 -----------   -----------
         Total book value out.................        474.3         804.6

Market Value Out(3)
Less than 30 days' notice.....................         26.9          42.9
30 to 89 days' notice.........................        281.9         284.6
90 to 180 days' notice........................      1,133.6         992.6
More than 180 days' notice....................      4,795.6       5,004.4
No active surrender provision.................        238.5         297.9
                                                 -----------   -----------
     Total market value out...................      6,476.5       6,622.4

Not puttable or surrenderable.................     11,502.1      10,521.3
                                                 -----------   -----------
     Total GICs and funding agreements........   $ 18,452.9    $ 17,948.3
                                                 ===========   ===========
--------------------
(1) Book Value Out: The amount equal to the sum of deposits less withdrawals with interest accrued at the contractual interest rate.

(2) Contracts currently in initial lock-out period but which will become puttable with 90 days' notice at some time in the future.

(3) Market Value Out: The amount equal to the book value out plus a market value adjustment to adjust for changes in interest rates.

International Operations

BT Financial Group required infusions of capital of $1.7 million, $59.3 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The 2001 infusion was provided to further develop our operations in the UK, the 2000 infusion was to service acquisition related debt funding expenses, and the 1999 infusion represented initial capital amounts for Europe and Ireland. Primary sources of cash inflows for BT Financial Group are fee revenues and interest spread earned on margin lending operations. Cash outflows consist primarily of operating expenses.

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

Principal International's operating companies monitor benefits, surrenders and maturities to provide projections of future cash requirements. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by factors such as the interest rate environment and local economic conditions in each country.

Our Brazilian and Chilean operations produced positive cash flow from operations in 2001 and in 2000. These cash flows have been historically maintained at the local country level for strategic expansion purposes. Our other international operations have required infusions of capital of $44.7 million, $75.8 million and $126.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, to meet the cash outflow requirements of those operations or to fund acquisitions. These other operations are primarily in the start-up stage or are expanding in the short term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

Contractual Obligations and Commercial Commitments

The following tables present payments due by period for contractual obligations as of December 31, 2001 and 2000:

                                                               As of December 31, 2001
                                        -----------------------------------------------------------------------
                                                          Less
                                                         than 1                         4 - 5         After 5
      Contractual Obligations              Total          year         1-3 years        years          years
------------------------------------    -----------    -----------    -----------    -----------    -----------
                                                                    (in millions)

Long-term debt(1)...............          $1,378.4       $  165.1       $  288.8       $    5.4       $  919.1
Operating leases(2).............             213.8           60.3           83.6           44.5           25.4
Non-recourse medium-term
  notes(3)......................           3,298.4          160.2          496.1          470.2        2,171.9
                                        -----------    -----------    -----------    -----------    -----------
  Total contractual cash
     obligations................          $4,890.6       $  385.6       $  868.5       $  520.1       $3,116.4
                                        ===========    ===========    ===========    ===========    ===========


                                                               As of December 31, 2000
                                        -----------------------------------------------------------------------
                                                          Less
                                                         than 1                         4 - 5         After 5
      Contractual Obligations              Total          year         1-3 years        years          years
------------------------------------    -----------    -----------    -----------    -----------    -----------
                                                                    (in millions)

Long-term debt(1)...............          $1,336.5       $  118.9       $  103.2       $  205.2       $  909.2
Operating leases(2).............             174.5           49.1           72.8           41.6           11.0
Non-recourse medium-term
  notes(3)......................           2,475.3          164.3          476.6          424.9        1,409.5
                                        -----------    -----------    -----------    -----------    -----------
  Total contractual cash
     obligations................          $3,986.3       $  332.3       $  652.6       $  671.7       $2,329.7
                                        ===========    ===========    ===========    ===========    ===========

----------------------
(1) The following are included in long-term debt:

    On August 25, 1999, Principal Financial Group (Australia) Holdings Pty Limited, our wholly-owned indirect subsidiary, issued $665.0 million of unsecured redeemable long-term debt ($200.0 million of 7.95% notes due August 15, 2004, and $465.0 million in 8.2% notes due August 15, 2009). Interest on the notes is payable semiannually on February 15 and August 15 of each year, commencing February 15, 2000. Principal Financial Group (Australia) Holdings Pty Limited used the net proceeds from the notes to partially fund the purchase of the outstanding stock of several companies affiliated with Bankers Trust Australia Group. On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty Limited were assumed by its parent, PFSI.

    On March 10, 1994, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. No affiliates of ours hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner and only to the extent that Principal Life has sufficient surplus earnings to make such payments. For each of the years ended December 31, 2001, 2000 and 1999, interest of $23.8 million was approved by the Commissioner, paid and charged to expense.

    The mortgages and other notes payable are financings for real estate developments. We have obtained loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2001, range from $0.1 million to $101.9 million per development with interest rates generally ranging from 7.2% to 8.6%. Outstanding principal balances as of December 31, 2000, range from $0.5 million to $102.8 million per development with interest rates generally ranging from 6.9% to 8.6%.

(2) As a lessee, we lease office space, data processing equipment, corporate aircraft and office furniture and equipment under various operating leases.

(3) Non-recourse medium term notes represent claims for principal and interest under international funding agreements issued to non-qualified institutional investors. These international funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws and, accordingly, are reported as contractholder funds liabilities.

The components of short-term debt as of December 31, 2001 and 2000, are as follows:

                                              As of December 31,
                                         ----------------------------
                                             2001            2000
                                         ------------    ------------
                                                (in millions)

Commercial paper.....................      $ 199.9         $  29.9
Other recourse short-term debt.......         22.0            16.6
Non-recourse short-term debt.........        289.7           413.0
                                         ------------    ------------
   Total short-term debt.............      $ 511.6         $ 459.5
                                         ============    ============

Short-term debt consists primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. As of December 31, 2001, we had credit facilities with various financial institutions in an aggregate amount of $1.4 billion. We may borrow up to $600.0 million on a back-stop facility to support our $1.0 billion commercial paper program. In addition, as of December 31, 2001, we have $780.0 million in credit facilities to finance a CMBS pipeline and $45.0 million of unused lines of credit for short-term debt used for general corporate purposes.

The weighted-average interest rates on short-term borrowings as of December 31, 2001 and 2000, were 2.30% and 7.17%, respectively.

Off-Balance Sheet Arrangements

We have entered into certain contracts to: 1) fund residential mortgage loan production, 2) sell qualifying delinquent residential mortgage loans, and 3) securitize margin loans. As appropriate under U.S. GAAP, the contracts involve special purpose entities ("SPEs") or trusts that are not reported on our consolidated statement of financial position.

Residential Mortgage Loan Production. In June 2000, our mortgage banking segment created a special purpose bankruptcy remote entity, Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), to provide an off-balance sheet source of funding for our residential mortgage loan production. We sell eligible residential mortgage loans to PRMCR, where they are warehoused until sold to the final investor. We sold approximately $38.0 billion and $5.3 billion in mortgage loans to PRMCR in 2001 and 2000, respectively. The maximum amount of mortgage loans, which can be warehoused in PRMCR, has increased from $1.0 billion at inception to $4.0 billion as of December 31, 2001. PRMCR held $3.0 billion in mortgage loans held for sale as of December 31, 2001. The portfolio of loans held for sale by PRMCR must meet portfolio criteria, eligibility representations, and portfolio aging limitations. Based on these eligibility representations, we are required to repurchase ineligible loans from PRMCR.

PRMCR is capitalized by equity certificates owned by third party investors not affiliated with us or our affiliates, directors, or officers and thus, is not consolidated. The equity holders bear the risk of loss on defaulted mortgages. At December 31, 2001, PRMCR had outstanding equity certificates of $193.0 million. PRMCR also issues short-term secured liquidity notes as well as medium term notes to provide funds for its purchase of mortgage loans from us. At December 31, 2001, PRMCR had outstanding secured liquidity notes of $1.3 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. All borrowings are collateralized by the assets of PRMCR.

We paid a commitment fee to PRMCR based on the overall warehouse limit. PRMCR used a portion of the fee to fund a cash collateral account maintained at PRMCR. These funds are available as additional collateral to cover credit related losses on defaulted loans. The balance in the account was $24.0 million at December 31, 2001. Any remaining amounts in the cash collateral account will be returned to us upon the termination of PRMCR. This right to the return of the cash collateral amount is reflected in other assets on our consolidated statements of financial position.

We maintain a right to the servicing of the mortgage loans held by PRMCR and upon the sale of the majority of the mortgage loans to the final investors. In addition, we perform certain secondary marketing, accounting and various administrative functions on behalf of PRMCR. As servicer, we receive a monthly servicing fee, and may receive an excess servicing fee if funds are available within PRMCR. Additionally, as servicer we are required to advance to PRMCR those payments due from borrowers, but not received, as of specified cut-off dates. We received $12.6 million and $2.2 million in servicing fees from PRMCR in 2001 and 2000, respectively.

In order to hedge interest rate risk and non-credit related market value risk associated with its inventory of mortgage loans held for sale, PRMCR entered into swaps with counterparties not affiliated with us or PRMCR. The swap counterparties are required to maintain certain minimum ratings as approved by the rating agencies. Through separate swap agreements with the swap counterparties that mirror the original swaps with PRMCR, the interest rate risk and non-credit related market value components are swapped back to us.

Delinquent Residential Mortgage Loan Funding. In October 2000, our mortgage banking segment created a wholly-owned, unconsolidated qualifying special purpose entity, Principal Residential Mortgage Funding, LLC ("PRMF"), to provide an off-balance sheet source of funding for up to $250.0 million of qualifying delinquent mortgage loans. The limit was increased to $357.0 million in December 2001. We sell qualifying delinquent loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust. The Trust funds its acquisitions of mortgage loans by selling participation certificates, representing an undivided interest in the Trust, to commercial paper conduit purchasers, who are not affiliated with us or any of our affiliates, directors or officers. At December 31, 2001, PRMF held $273.5 million in mortgage loans and had outstanding participation certificates of $256.9 million.

Mortgage loans typically remain in the Trust until they are processed through the foreclosure claim process, are paid-off or reinstate. Loans that reinstate are no longer eligible to remain in the Trust and are required to be removed by us at fair market value at the monthly settlement date following reinstatement.

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in its capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. At December 31, 2001, our residual interest in such cash flows was $21.5 million and was recorded in other investments on the consolidated statements of financial position. The value of the residual interest was based on the net present value of expected cash flows from PRMF, as well as estimates of foreclosure losses associated with the related loans. We are required to advance funds for payment of interest on the participation certificates and other carrying costs, if sufficient cash is not available in the collection account to meet this obligation.

We and the Trust are parties to a cost of funds hedge agreement. We pay the weighted average cost of funds on the participation certificates plus fees and expenses and receive the indicated swap bid rate, subject to a cap.

Margin Loan Securitizations. We sell loans under a margin loan securitization program and retain primary servicing responsibilities and subordinated interests. We receive servicing distributions approximating 0.3 percent of the outstanding balance and rights to future cash flows through an excess distribution from the trust, representing the balance remaining after all interest and fees of the trust have been accounted for. Our retained interests are subordinated to investors' interests. Retained interests equate to 7% of the outstanding loan balances, of which we earn a return of 2.0% over the Australian 30 day Bank Bill swap rate. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. The value of our retained interests is subject to market risk and all positions are primarily hedged. No gains or losses on the transaction have been realized to date.

The fair values of the retained interests, $37.8 million at December 31, 2001, are based upon our relative ownership percentage of the outstanding loan balances. At December 31, 2001, we utilized the present value of expected future cash flows as a valuation technique to assess the sensitivity of the fair values of retained interests. Key economic assumptions used in measuring the retained interests included interest margin, credit losses, terminations and discount rates, and the resulting changes to the fair values were not significant.

Proceeds from advances on margin loans previously securitized were $86.4 million and $16.1 million for the years ended December 31, 2001 and 2000, respectively.

Investments

We had total consolidated assets as of December 31, 2001, of $88.4 billion, of which $44.8 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $43.4 billion were held by our U.S. operations and the remaining $1.4 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, establishes all investment policies and reviews and approves all investments. As of December 31, 2001, there are ten members on the Investment Committee, two of whom are members of our board of directors. The remaining eight members are senior management members representing various areas of our company.

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams of security analysts organized by industry focus either on the public or private markets and analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, commercial mortgage-backed securities and public below investment grade securities. We establish a credit reviewed list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for six months unless removed by our analyst. Our analysts monitor issuers on the list on a continuous basis with a formal review documented every six months or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer.

The qualitative analysis includes an assessment of both accounting and management aggressiveness. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. From 1998 through December 31, 2001, the weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was in the 65%-68% range and debt service coverage ratios at loan inception in the 1.6-1.7 times range.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 2% of our U.S. invested assets as of December 31, 2001.

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk".

Overall Composition of U.S. Invested Assets

U.S. invested assets as of December 31, 2001, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. We combined our invested assets in the Closed Block with invested assets outside the Closed Block in view of the similar asset quality characteristics of the two portfolios. The following discussion analyzes the composition of U.S. invested assets, which includes $4,169.1 million in invested assets of the Closed Block as of December 31, 2001, but excludes invested assets of the participating separate accounts.


                              U.S. Invested Assets

                                                                     As of December 31,
                                                      ------------------------------------------------
                                                               2001                      2000
                                                      ----------------------    ----------------------
                                                        Carrying      % of        Carrying      % of
                                                         Amount       Total        Amount       Total
                                                      -----------    -------    -----------    -------
                                                                      ($ in millions)
Fixed maturity securities
   Public.........................................    $  18,227.6      42%      $  14,263.6      35%
   Private........................................       10,800.2      25          11,611.4      28
Equity securities, available-for-sale.............          808.7       2             666.0       2
Mortgage loans
   Commercial ....................................        9,740.4      22          10,775.3      26
   Residential....................................        1,144.2       3             550.5       1
Real estate held for sale ........................          390.7       1             695.4       2
Real estate held for investment...................          783.4       2             696.4       2
Policy loans......................................          831.9       2             803.6       2
Other investments ................................          678.4       1             681.2       2
                                                      -----------    -------    -----------    -------
   Total invested assets..........................    $  43,405.5     100%      $  40,743.4     100%
                                                                     =======                   =======

Cash and cash equivalents.........................          495.8                     750.1
                                                      -----------               -----------

   Total invested assets and cash ................    $  43,901.3               $  41,493.5
                                                      ===========               ===========

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

U.S. Investment Results

The yield on U.S. invested assets and on cash and cash equivalents, excluding net realized gains and losses, was 7.6%, 7.5% and 7.4% for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table illustrates the yields on average assets for each of the components of our investment portfolio for the years ended December 31, 2001, 2000 and 1999:


                              U.S. Invested Assets
                              Yields by Asset Type

                                                                 As of or for the year ended December 31,
                                                      ----------------------------------------------------------------
                                                            2001                   2000                  1999
                                                      --------------------  --------------------  --------------------
                                                      Yield       Amount    Yield       Amount    Yield       Amount
                                                      ------    ----------  ------    ----------  ------    ----------
                                                                            ($ in millions)
Fixed maturity securities
     Gross investment income(1)...............         7.7%     $ 2,117.7    7.5%     $ 1,813.3    7.4%     $ 1,651.4
     Net realized capital losses..............        (1.1)        (310.2)  (0.5)        (129.6)  (0.5)        (104.3)
                                                                ----------            ----------            ----------
       Total..................................                  $ 1,807.5             $ 1,683.7             $ 1,547.1
                                                                ==========            ==========            ==========
     Ending assets (at carrying value)........                  $29,027.8             $25,875.0             $22,584.3
Equity securities, available-for-sale
     Gross investment income(1)...............         3.7%     $    27.5   10.1%     $    72.1    4.4%     $    39.2
     Net realized capital gains (losses)......        (9.6)         (70.8)  11.2           80.3   43.2          381.4
                                                                ----------            ----------            ----------
       Total..................................                  $   (43.3)            $   152.4             $   420.6
                                                                ==========            ==========            ==========
     Ending assets (at carrying value)........                  $   808.7             $   666.0             $   768.1
Mortgage loans - Commercial
     Gross investment income(1)...............         7.8%     $   797.3    8.2%     $   955.6    8.1%     $ 1,005.8
     Net realized capital gains (losses)......         0.1           10.7    0.1            8.6   (0.1)          (8.4)
                                                                ----------            ----------            ----------
       Total..................................                  $   808.0             $   964.2             $   997.4
                                                                ==========            ==========            ==========
     Ending assets (at carrying value)........                  $ 9,740.4             $10,775.3             $12,588.9
Mortgage loans - Residential
     Gross investment income(1)...............         8.1%     $    68.8    9.3%     $    56.1   11.9%     $    98.3
     Net realized capital gains (losses)......         -              -      -              -      -              -
                                                                ----------            ----------            ----------
       Total..................................                  $    68.8             $    56.1             $    98.3
                                                                ==========            ==========            ==========
     Ending assets (at carrying value)........                  $ 1,144.2             $   550.5             $   651.0
Real estate
     Gross investment income(1)...............        13.8%     $   177.6    9.5%     $   170.8    7.8%     $   187.1
     Net realized capital gains (losses)......        (1.5)         (19.0)   4.6           82.3    2.4           56.4
                                                                ----------            ----------            ----------
       Total..................................                  $   158.6             $   253.1             $   243.5
                                                                ==========            ==========            ==========
     Ending assets (at carrying value)........                  $ 1,174.1             $ 1,391.8             $ 2,201.2
Policy loans
     Gross investment income(1)...............         7.0%     $    57.5    7.0%     $    55.1    6.5%     $    50.2
     Net realized capital gains (losses)......         -              -      -              -      -              -
                                                                ----------            ----------            ----------
       Total..................................                  $    57.5             $    55.1             $    50.2
                                                                ==========            ==========            ==========
     Ending assets (at carrying value)........                  $   831.9             $   803.6             $   780.5
Cash and cash equivalents
     Gross investment income(1)...............         4.5%     $    28.3    4.3%     $    24.0    5.1%     $    20.0
     Net realized capital losses..............         -             (0.1)  (0.5)          (2.7)   -             (0.1)
                                                                ----------            ----------            ----------
       Total                                                    $    28.2             $    21.3             $    19.9
                                                                ==========            ==========            ==========
     Ending assets (at carrying value)........                  $   495.8             $   750.1             $   368.4
Other investments
     Gross investment income(1)...............        13.8%     $    93.6    9.5%     $    57.0    9.2%     $    39.4
     Net realized capital gains (losses)......        (9.5)         (64.6)  16.4           98.2   16.6           70.8
                                                                ----------            ----------            ----------
       Total..................................                  $    29.0             $   155.2             $   110.2
                                                                ==========            ==========            ==========
     Ending assets (at carrying value)........                  $   678.4             $   681.2             $   514.0
Total before investment expenses
     Gross investment income(1)...............         7.9%     $ 3,368.3    7.8%     $ 3,204.0    7.7%     $ 3,091.4
     Net realized capital gains (losses)......        (1.1)        (454.0)   0.3          137.1    1.0          395.8
                                                                ----------            ----------            ----------
       Total..................................                  $ 2,914.3             $ 3,341.1             $ 3,487.2
                                                                ==========            ==========            ==========

Investment expenses...........................         0.2%     $   102.8    0.3%     $   136.7    0.3%     $   113.5
Net investment income.........................         7.6%     $ 3,265.5    7.5%     $ 3,067.3    7.4%     $ 2,977.9

--------------------
(1) Yields are based on annual average asset carrying values for the years ended December 31, 2001, 2000, and 1999.

Fixed Maturity Securities

We have classified the majority of our fixed maturity securities as available-for-sale. Accordingly, we mark such securities to market, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred had such gains and losses been realized. We write down to fair value securities whose value is deemed other than temporarily impaired. We record writedowns as realized losses included in earnings and adjust the cost basis of such securities to fair value. The new cost basis is not changed for subsequent recoveries in value.

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 67% of total U.S. invested assets as of December 31, 2001, and 63% as of December 31, 2000. The fixed maturity securities portfolio was comprised, based on carrying amount, of 63% in publicly traded fixed maturity securities and 37% in privately placed fixed maturity securities as of December 31, 2001, and 55% in publicly traded fixed maturity securities and 45% in privately placed fixed maturity securities as of December 31, 2000. Included in the privately placed category as of December 31, 2001, were $3.5 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of December 31, 2001, and December 31, 2000, as shown in the following table:

                              U.S. Invested Assets
                   Fixed Maturity Securities by Type of Issuer

                                                                         As of December 31,
                                                            --------------------------------------------
                                                                    2001                    2000
                                                            --------------------    --------------------
                                                             Carrying      % of      Carrying      % of
                                                              Amount      Total       Amount      Total
                                                            ----------    ------    ----------    ------
                                                                          ($ in millions)
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies..............       $     15.1       -%     $     21.3       -%
States and political subdivisions....................            317.5       1           295.7       1
Foreign governments..................................            603.5       2           604.3       2
Corporate - public...................................         13,038.8      45         8,740.8      34
Corporate - private..................................          9,171.1      32         9,796.6      38
Mortgage-backed securities and other asset-
   backed securities.................................          5,881.8      20         6,416.3      25
                                                            ----------    ------    ----------    ------
   Total fixed maturities............................       $ 29,027.8     100%     $ 25,875.0     100%
                                                            ==========    ======    ==========    ======

The international exposure in our U.S. invested assets totaled $3,877.4 million, or 13%, of total fixed maturity securities, as of December 31, 2001, comprised of corporate and foreign government fixed maturity securities. Of the $3,877.4 million as of December 31, 2001, investments totaled $1,177.6 million in the United Kingdom, $653.8 million in the continental European Union, $511.0 million in Asia, $383.2 million in South America, $336.8 million in Australia and $25.7 million in Japan. The remaining $789.3 million was invested in 14 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 15% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of December 31, 2001, our investments in Canada totaled $852.1 million.

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

The following tables present our publicly traded, privately placed and total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of December 31, 2001, and December 31, 2000, as well as the percentage, based on estimated fair value, that each designation comprises:


                              U.S. Invested Assets
           Publicly Traded Fixed Maturity Securities by Credit Quality

                                         As of December 31, 2001            As of December 31, 2000
                                    --------------------------------   ---------------------------------
                                                             % of                               % of
                  Rating                                     Total                              Total
 NAIC             Agency            Amortized   Carrying    Carrying   Amortized   Carrying    Carrying
Rating          Equivalent            Cost       Amount      Amount      Cost       Amount      Amount
------    ----------------------    ---------   ---------   --------   ---------   ---------   ---------
                                                              ($ in millions)

1         Aaa/Aa/A..............    $ 9,955.3   $10,406.5      57%     $ 9,029.4   $ 9,283.0      65%
2         Baa...................      6,939.5     7,112.8      39        4,432.3     4,492.8      32
3         Ba....................        496.3       474.5       3          451.7       434.1       3
4         B.....................        165.3       148.4       1           44.4        21.9       -
5         Caa and lower.........         28.4        26.5       -           27.7        27.3       -
6         In or near
          default...............         60.6        58.9       -           14.9         4.5       -
                                    ---------   ---------   --------   ---------   ---------   ---------
            Total public
              fixed maturities..    $17,645.4   $18,227.6     100%     $14,000.4   $14,263.6     100%
                                    =========   =========   ========   =========   =========   =========

                              U.S. Invested Assets
          Privately Placed Fixed Maturity Securities by Credit Quality

                                        As of December 31, 2001             As of December 31, 2000
                                    --------------------------------   ---------------------------------
                                                             % of                               % of
                  Rating                                     Total                              Total
 NAIC             Agency            Amortized   Carrying    Carrying   Amortized   Carrying    Carrying
Rating          Equivalent            Cost       Amount      Amount      Cost       Amount      Amount
------    ----------------------    ---------   ---------   --------   ---------   ---------   ---------
                                                         ($ in millions)
1         Aaa/Aa/A..............    $ 4,184.6   $ 4,349.7      40%     $ 5,155.9   $ 5,213.9      45%
2         Baa...................      4,780.5     4,921.8      46        4,749.2     4,822.0      42
3         Ba....................      1,105.7     1,085.9      10        1,151.3     1,126.5      10
4         B.....................        236.4       223.7       2          349.5       335.4       3
5         Caa and lower.........         64.0        64.3       1           73.3        40.7       -
6         In or near
          default...............        180.3       154.8       1          111.0        72.9       -
                                    ---------   ---------   --------   ---------   ---------   ---------
            Total private
              fixed maturities..    $10,551.5   $10,800.2     100%     $11,590.2   $11,611.4     100%
                                    =========   =========   ========   =========   =========   =========


                              U.S. Invested Assets
                Total Fixed Maturity Securities by Credit Quality

                                        As of December 31, 2001             As of December 31, 2000
                                    --------------------------------   ---------------------------------
                                                             % of                               % of
                  Rating                                     Total                              Total
 NAIC             Agency            Amortized   Carrying    Carrying   Amortized   Carrying    Carrying
Rating          Equivalent            Cost       Amount      Amount      Cost       Amount      Amount
------    ----------------------    ---------   ---------   --------   ---------   ---------   ---------
                                                         ($ in millions)

1         Aaa/Aa/A..............    $14,139.9   $14,756.2      51%     $14,185.3   $14,496.9      56%
2         Baa...................     11,720.0    12,034.6      42        9,181.5     9,314.8      36
3         Ba....................      1,602.0     1,560.4       5        1,603.0     1,560.6       6
4         B.....................        401.7       372.1       1          393.9       357.3       2
5         Caa and lower.........         92.4        90.8       -          101.0        68.0       -
6         In or near
          default...............        240.9       213.7       1          125.9        77.4       -
                                    ---------   ---------   ------     ---------   ---------   ---------
            Total fixed
              Maturities........    $28,196.9   $29,027.8     100%     $25,590.6   $25,875.0     100%
                                    =========   =========   ======     =========   =========   =========

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

We invest in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets. As of December 31, 2001, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 93%.

The following tables show the carrying amount of our corporate fixed maturity securities by industry category, as well as the percentage of the total corporate portfolio that each industry category comprises as of December 31, 2001, and December 31, 2000. The tables also show by industry category the relative amounts of publicly traded and privately placed securities.

                              U.S. Invested Assets
            Corporate Fixed Maturity Securities Portfolio by Industry
                            as of December 31, 2001

                                                  Publicly Traded       Privately Placed             Total
                                                ------------------    -------------------    --------------------
                                                 Carrying    % of      Carrying     % of      Carrying     % of
                                                  Amount     Total      Amount      Total      Amount      Total
                                                ----------   -----    ----------    -----    ----------    ------
                                                                               ($ in millions)

Industry Class
Transportation and Public Utilities.....        $  5,119.9     39%    $  2,120.7      23%    $  7,240.6       33%
Finance, Insurance and Real Estate......           3,296.0     25        2,107.7      23        5,403.7       24
Manufacturing...........................           2,765.9     21        2,461.9      27        5,227.8       23
Mining..................................             891.5      7          865.0       9        1,756.5        8
Retail..................................             484.4      4          738.6       8        1,223.0        5
Services................................             384.2      3          593.9       7          978.1        4
Public Administration...................              31.8      -          122.6       1          154.4        1
Construction............................               1.8      -          112.5       1          114.3        1
Agriculture, Forestry and Fishing.......              63.3      1           48.2       1          111.5        1
                                                ----------   -----    ----------    -----    ----------    ------
    Total...............................        $ 13,038.8    100%    $  9,171.1     100%    $ 22,209.9      100%
                                                ==========   =====    ==========    =====    ==========    ======


                              U.S. Invested Assets
 Corporate Fixed Maturity Securities Portfolio by Industry as of December 31, 2000

                                                  Publicly Traded       Privately Placed             Total
                                                ------------------    -------------------    --------------------
                                                 Carrying    % of      Carrying     % of      Carrying     % of
                                                  Amount     Total      Amount      Total      Amount      Total
                                                ----------   -----    ----------    -----    ----------    ------
                                                                       ($ in millions)

Industry Class
Transportation and Public Utilities.....        $  3,197.1     37%    $  1,957.9      20%    $  5,155.0       28%
Finance, Insurance and Real Estate......           2,657.1     30        2,300.9      24        4,958.0       27
Manufacturing...........................           1,678.9     19        2,845.9      29        4,524.8       24
Mining..................................             496.1      6          936.8      10        1,432.9        8
Retail..................................             295.2      3          795.9       8        1,091.1        6
Services................................             351.5      4          686.3       7        1,037.8        5
Public Administration...................              20.3      -          111.4       1          131.7        1
Construction............................               9.9      -          120.3       1          130.2        1
Agriculture, Forestry and Fishing.......              34.7      1           41.2       -           75.9        -
                                                ----------   -----    ----------    -----    ----------    ------
    Total...............................        $  8,740.8    100%    $  9,796.6     100%    $ 18,537.4      100%
                                                ==========   =====    ==========    =====    ==========    ======

As of December 31, 2001, our largest unaffiliated single concentration of fixed maturity securities consisted of $315.3 million of corporate bonds by Ford Motor Company and its affiliates. This represented approximately 1% of our total U.S. invested assets as of December 31, 2001. No other individual non-government issuer represented more than 1% of U.S. invested assets.

We held $5,881.8 million of mortgage-backed and asset-backed securities as of December 31, 2001, and $6,416.3 million as of December 31, 2000. The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held for the years indicated:

                              U.S. Invested Assets
                      Mortgage and Asset-Backed Securities

                                                    Carrying Amount
                                                  As of December 31,
                                               ------------------------
                                                  2001          2000
                                               ----------    ----------
                                                   (in millions)

Residential pass-through securities.........   $  2,855.5    $  3,426.5
Commercial MBS..............................      1,874.1       1,403.4
Asset-backed securities.....................      1,152.2       1,586.4
                                               ----------    ----------
   Total MBSs and asset-backed securities...   $  5,881.8    $  6,416.3
                                               ==========    ==========

We believe that it is desirable to hold residential mortgage-backed securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of GNMA, FNMA and FHLMC pass-through securities and is actively managed to ensure that the securities held are trading close to or below par, in order to reduce risk of prepayments. As of December 31, 2001, we held no collateralized mortgage obligations in our U.S. invested asset portfolio.

Commercial mortgage-backed securities provide high levels of credit protection, diversification, reduced event risk and enhanced liquidity. Commercial mortgage-backed securities are predominantly comprised of rated large pool securitizations that are individually and collectively diverse by property type, borrower and geographic dispersion.

We purchase asset-backed securities, ("ABS"), to diversify the overall credit risks of the fixed maturity securities portfolio and to provide attractive returns. The principal risks in holding asset-backed securities are structural and credit risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve issuer/servicer risk where collateral values can become impaired in the event of servicer credit deterioration.

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

                              U.S. Invested Assets
                         Asset-Backed Securities by Type

                                                   Carrying Amount
                                                  As of December 31,
                                               ------------------------
                                                  2001          2000
                                               ----------    ----------
                                                     (in millions)

Credit cards................................   $    131.2    $    220.0
Automobile receivables......................         49.7          72.2
Collateralized debt obligations.............        468.6         579.1
Lease receivables...........................        101.5         198.9
Consumer loans..............................        126.5         145.0
Other.......................................        274.7         371.2
                                               ----------    ----------
   Total asset-backed securities............   $  1,152.2    $  1,586.4
                                               ==========    ==========

In accordance with our asset liability risk management techniques, we manage the expected lives of U.S. invested assets to be similar to the lives of our liabilities. Significant amounts of our liabilities have an expected life of six years or less. Therefore, comparable amounts of assets have a similar expected life. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, excluding scheduled sinking funds, as of December 31, 2001, and December 31, 2000, as follows:

                              U.S. Invested Assets
             Fixed Maturity Securities by Contractual Maturity Dates

                                                                            As of December 31,
                                                            ------------------------------------------------
                                                                     2001                      2000
                                                            ----------------------    ----------------------
                                                            Amortized    Carrying     Amortized    Carrying
                                                              Cost        Amount        Cost        Amount
                                                            ---------    ---------    ---------    ---------
                                                                                 (in millions)

Due in one year or less..............................       $ 1,358.2    $ 1,367.3    $ 1,093.6    $ 1,083.8
Due after one year through five years................        10,484.3     10,815.0      9,691.0      9,687.7
Due after five years through ten years...............         5,535.6      5,722.0      5,058.0      5,135.6
Due after ten years..................................         5,159.3      5,241.7      3,505.4      3,551.6
                                                            ---------    ---------    ---------    ---------
   Subtotal..........................................        22,537.4     23,146.0     19,348.0     19,458.7
Mortgage-backed and other securities without a
   single maturity date..............................         5,659.5      5,881.8      6,242.6      6,416.3
                                                            ---------    ---------    ---------    ---------
     Total...........................................       $28,196.9    $29,027.8    $25,590.6    $25,875.0
                                                            =========    =========    =========    =========

We monitor any decline in the credit quality of fixed maturity securities through the designation of "problem securities", "potential problem securities" and "restructured securities". We define problem securities in our fixed maturity portfolio as securities: (i) as to which principal and/or interest payments are in default or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal "watch list" for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by our management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows.

In December 2001, Enron Corp., along with certain of its subsidiaries, filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses in 2001 for other than temporary impairments and have classified our remaining investment in Enron Corp. and Enron related entities of $45.5 million in our problem fixed maturity securities.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the years indicated:

                              U.S. Invested Assets
 Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

                                                                     As of December 31,
                                                                ----------------------------
                                                                    2001            2000
                                                                ------------    ------------
                                                                      ($ in millions)

Total fixed maturity securities (public and private).........   $ 29,027.8      $ 25,875.0
                                                                ============    ============

Problem fixed maturity securities............................   $    198.8      $     79.0
Potential problem fixed maturity securities..................        365.1           132.5
Restructured fixed maturity securities.......................        110.8            48.6
                                                                ------------    ------------

   Total problem, potential problem and restructured fixed
     maturity securities.....................................   $    674.7      $    260.1
                                                                ============    ============
   Total problem, potential problem and restructured fixed
     maturity securities as a percent of total fixed maturity
     securities..............................................          2%              1%

Equity Securities

Our equity securities consist primarily of investments in common stocks. We classify our investment in common stocks as available for sale and report them at fair value. We report unrealized gains and losses on common stocks as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred acquisition costs that would have occurred if such gains and losses had been realized.

Investments in equity securities, totaled $808.7 million and $666.0 million, which represented 2% of U.S. invested assets as of December 31, 2001, and December 31, 2000, respectively. Investments in company-sponsored funds totaled $463.3 million, or 57%, of our U.S. equity securities as of December 31, 2001. These sponsored funds are intended to be marketed to our asset management clients. Of company-sponsored funds, $313.6 million represented underlying investments in publicly-traded equities, $144.0 million represented investments in publicly-traded fixed income securities and $5.7 million in balanced funds which represented investments in both publicly-traded equities and fixed income securities as of December 31, 2001. The remaining balance of equity securities is a mixture of public and private securities acquired for investment purposes or which were acquired through equity participation features of below investment grade bonds or through recoveries of defaulted securities.

Mortgage Loans

Mortgage loans comprised 25% of total U.S. invested assets as of December 31, 2001, and 27% as of December 31, 2000. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,740.4 million as of December 31, 2001, and $10,775.3 million as of December 31, 2000, or 89% and 95%, of total mortgage loan investments, respectively. Residential mortgages comprised $1,144.2 million and $550.5 million, or 11% and 5%, of total mortgage loan investments as of December 31, 2001, and December 31, 2000, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements.

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

California accounted for 21% of our commercial mortgage loan portfolio as of December 31, 2001. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The following is a summary of our commercial mortgage loans by property type and region as of December 31, 2001, and December 31, 2000:

                              U.S. Invested Assets
                  Commercial Mortgage Loan Distribution by Type

                                              As of December 31,
                                  ------------------------------------------
                                          2001                    2000
                                  -------------------    -------------------
                                   Carrying     % of      Carrying     % of
                                    Amount      Total      Amount      Total
                                  ----------    -----    ----------    -----
                                                  ($ in millions)

Office........................    $ 3,252.5       33%    $ 3,273.5       30%
Retail........................      3,106.5       32       3,612.7       34
Industrial....................      2,948.9       30       3,381.6       31
Apartments....................        349.8        4         419.7        4
Mixed use/other...............        111.8        1         130.2        1
Hotel.........................         61.6        1          65.6        1
Valuation allowance...........        (90.7)      (1)       (108.0)      (1)
                                  ----------    -----    ----------    -----
   Total......................    $ 9,740.4      100%    $10,775.3      100%
                                  ==========    =====    ==========    =====

                              U.S. Invested Assets
                 Commercial Mortgage Loan Distribution by Region

                                        As of December 31,
                            ------------------------------------------
                                    2001                   2000
                            -------------------    -------------------
                             Carrying     % of      Carrying     % of
                              Amount      Total      Amount      Total
                            ----------    -----    ----------    -----
                                           ($ in millions)

Pacific.................    $ 2,421.3       25%    $ 2,774.8       26%
South Atlantic..........      2,403.0       25       2,630.5       24
Middle Atlantic.........      1,606.3       16       1,664.9       15
East North Central......        930.1       10       1,006.2        9
West South Central......        769.0        8         886.4        8
Mountain................        637.7        7         600.2        6
West North Central......        397.8        4         439.9        4
East South Central......        338.5        3         384.5        4
New England.............        327.4        3         495.9        5
Valuation allowance.....        (90.7)      (1)       (108.0)      (1)
                            ----------    -----    ----------    -----
   Total................    $ 9,740.4      100%    $10,775.3      100%
                            ==========    =====    ==========    =====

Our commercial loan portfolio is highly diversified by borrower. As of December 31, 2001, 43% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The following table shows our U.S. commercial mortgage loan portfolio by loan size, for the years indicated:

                              U.S. Invested Assets
                Commercial Mortgage Loan Portfolio - By Loan Size

                                              As of December 31, 2001            As of December 31, 2000
                                          -------------------------------    -------------------------------
                                           Number     Principal     % of      Number     Principal     % of
                                          of Loans     Balance      Total    of Loans     Balance      Total
                                          --------    ----------    -----    --------    ----------    -----
                                                                     ($ in millions)

Under $5 million........................    1,102     $ 2,306.7       23%     1,236      $  2,553.5       24%
$5 million but less than $10 million....      275       1,925.5       20        304         2,116.5       19
$10 million but less than $20 million...      168       2,267.2       23        187         2,515.2       23
$20 million but less than $30 million...       59       1,410.6       14         63         1,495.3       14
$30 million and over....................       42       1,925.0       20         48         2,204.5       20
                                          --------    ----------    -----    --------    -----------    -----
      Total.............................    1,646     $ 9,835.0      100%     1,838      $ 10,885.0      100%
                                          ========    ==========    =====    ========    ===========    =====

The total number of commercial mortgage loans outstanding as of December 31, 2001 and December 31, 2000 was 1,646 and 1,838, respectively. The average loan size of our commercial mortgage portfolio was $6.0 million as of December 31, 2001. The largest loan on any single property at such dates aggregated $100.0 million for December 31, 2001 and 2000, respectively, and represented 0.2% of U.S. invested assets on these dates. Total mortgage loans to the 10 largest borrowers accounted in the aggregate for approximately 7.1% of the total carrying amount of the commercial mortgage loan portfolio as of December 31, 2001, and 7.0% as of December 31, 2000, and 2% of total U.S. invested assets as of December 31, 2001 and 2000, respectively. As of such dates, all such loans were performing.

The following table presents the disposition of maturities as of December 31, 2001, and December 31, 2000:

                              U.S. Invested Assets
        Dispositions of Scheduled Maturities of Commercial Mortgage Loans

                                  Amortized Cost
                                As of December 31,
                               -------------------
                                 2001        2000
                               -------     -------
                                  (in millions)

Paid as scheduled...........   $ 434.7     $ 395.0
Extended....................     138.1       174.8
Refinanced..................      75.7        82.7
Foreclosed..................       5.4         -
Expired maturities..........      10.6        59.1
                               -------     -------
   Total....................   $ 664.5     $ 711.6
                               =======     =======

The amortized cost of commercial mortgage loans by contractual maturity dates, excluding scheduled sinking funds as of December 31, 2001, and December 31, 2000, are as follows:

                              U.S. Invested Assets
               Commercial Mortgage Loan Portfolio Maturity Profile

                                                 As of December 31,
                                        -------------------------------------
                                               2001                 2000
                                        -----------------    ----------------
                                        Amortized   % of   Amortized    % of
                                          Cost      Total      Cost     Total
                                        ----------  -----  ----------   -----
                                                    ($ in millions)

Due in one year or less................ $   732.6      8%  $   675.8       6%
Due after one year through five years..   3,180.8     32     3,033.4      28
Due after five years through ten years.   2,890.8     29     3,900.7      36
Due after ten years....................   3,026.9     31     3,273.4      30
                                        ----------  -----  ----------   -----
   Total............................... $ 9,831.1    100%  $10,883.3     100%
                                        ==========  =====  ==========   =====

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and writedowns for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we establish a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect such losses in our consolidated results of operations. Such increases (decreases) in valuation allowances aggregated $(17.3) million for the year ended December 31, 2001, and $(9.8) million for the year ended December 31, 2000.

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

The following table represents our commercial mortgage valuation allowance for the years indicated:

                              U.S. Invested Assets
                     Commercial Mortgage Valuation Allowance

                                                                  As of December 31,
                                                              --------------------------
                                                                  2001           2000
                                                              -----------    -----------
                                                                    ($ in millions)

Beginning balance..........................................   $   108.0      $   117.8
Provision..................................................        12.0            3.0
Release due to writedowns, sales and foreclosures..........       (29.3)         (12.8)
                                                              -----------    -----------
Ending balance.............................................   $    90.7      $   108.0
                                                              ===========    ===========
Valuation allowance as % of carrying value before reserves.         1%             1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the years indicated:

                              U.S. Invested Assets
 Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

                                                                 As of December 31,
                                                             -------------------------
                                                                 2001          2000
                                                             -----------    ----------
                                                                  ($ in millions)

Total commercial mortgages ................................  $  9,740.4     $10,775.3
                                                             ===========    ==========

Problem commercial mortgages(1)............................  $     47.1     $     8.9
Potential problem commercial mortgages ....................        98.9          58.9
Restructured commercial mortgages .........................        42.4          92.6
                                                             -----------    ----------
   Total problem, potential problem and
     restructured commercial mortgages ....................  $    188.4     $   160.4
                                                             ===========    ==========
   Total problem, potential problem and restructured
     commercial mortgages as a percent of total commercial
     mortgages.............................................          2%           1%

--------------------
(1) Problem commercial mortgages included mortgage loans in foreclosure of $6.0 million as of December 31, 2000. There were no mortgage loans in foreclosure as of December 31, 2001.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of December 31, 2001, and December 31, 2000, the carrying amount of equity real estate investment was $1,174.1 million and $1,391.8 million, or 3% and 4% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures. We continue to focus on a long-term strategy of reducing our real estate equity portfolio.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $783.4 million as of December 31, 2001, and $696.4 million as of December 31, 2000. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the years ended December 31, 2001 and December 31, 2000, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of December 31, 2001, and December 31, 2000, was $390.7 million and $695.4 million, net of valuation allowances of $19.8 million and $40.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of December 31, 2001. By property type, there is a concentration in office buildings that represented approximately 36% of the equity real estate portfolio as of December 31, 2001. Our largest equity real estate holding as of December 31, 2001 consisted of an office/industrial park located in Durham, North Carolina with an aggregate carrying value of approximately $148.3 million and represented approximately 13% of total U.S. equity real estate assets and 0.3% of U.S. invested assets. The ten largest real estate properties as of December 31, 2001 comprised 47% of total U.S. equity real estate assets and 1% of total U.S. invested assets. In addition, our equity real estate includes our investment in BT Hotels. As of December 31, 2001, BT Hotels was fully consolidated into our financial statements and is reflected in the International region and Hotel/Motel property type in the following investment schedules:

                              U.S. Invested Assets
                         Equity Real Estate by Region(1)

                                            As of December 31,
                              ------------------------------------------
                                      2001                   2000
                              -------------------    -------------------
                               Carrying     % of      Carrying     % of
                                Amount      Total      Amount      Total
                              ----------    -----    ----------    -----
                                            ($ in millions)

South Atlantic.............   $   376.4       32%    $   431.7       31%
West South Central.........       236.4       20         362.2       26
International..............       223.6       19           -          -
Pacific....................       183.8       16         384.6       28
East North Central.........        62.3        5         120.7        9
East South Central.........        32.3        3          21.5        1
West North Central.........        28.0        2          19.0        1
New England................        14.3        1          14.5        1
Mountain...................         8.8        1           8.9        1
Middle Atlantic............         8.2        1          28.7        2
                              ----------    -----    ----------    -----
   Total...................   $ 1,174.1      100%    $ 1,391.8      100%
                              ==========    =====    ==========    =====
--------------------
(1) Regions are defined by the American Council of Life Insurers.

                              U.S. Invested Assets
                       Equity Real Estate by Property Type

                                          As of December 31,
                              ------------------------------------------
                                     2001                   2000
                              -------------------    -------------------
                               Carrying     % of      Carrying     % of
                                Amount      Total      Amount      Total
                              ----------    -----    ----------    -----
                                            ($ in millions)

Office.....................   $   422.9       36%    $   615.5       44%
Hotel/Motel................       223.6       19           -          -
Industrial.................       221.6       19         413.6       30
Retail.....................       138.9       12         152.7       11
Service Center.............        63.1        5         120.1        9
Land.......................        53.3        5          89.9        6
Apartments.................        50.7        4           -          -
                              ----------    -----    ----------    -----
   Total...................   $ 1,174.1      100%    $ 1,391.8      100%
                              ==========    =====    ==========    =====

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

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of December 31, 2001, was $3,130.9 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk of these funding agreements and securities. As of December 31, 2001, the fair value of our foreign currency denominated fixed maturity securities was $304.6 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of December 31, 2001, was $296.0 million.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of December 31, 2001, and December 31, 2000:


                              U.S. Invested Assets
                        Derivative Financial Instruments

                                                          As of December 31,
                                              ------------------------------------------
                                                     2001                   2000
                                              -------------------    -------------------
                                               Notional     % of      Notional     % of
                                                Amount      Total      Amount      Total
                                              ----------    -----    ----------    -----
                                                         ($ in millions)

Mortgage-backed forwards and options.......   $  9,250.7      34%    $  1,898.3      18%
Foreign currency swaps.....................      4,091.9      15        2,745.0      26
Swaptions .................................      3,570.0      13          697.7       7
Interest rate floors.......................      3,400.0      13        2,450.0      23
Interest rate swaps........................      3,272.5      12        2,241.5      22
Interest rate lock commitments.............      2,565.9       9            -         -
Currency forwards..........................        380.0       1           39.4       -
Bond forwards..............................        357.4       1            -         -
Principal Only swaps.......................        250.0       1          150.0       1
U.S. treasury futures......................        186.6       1          183.2       2
Treasury rate guarantees...................         88.0       -           60.0       1
Call options...............................         30.0       -           30.0       -
Other......................................         25.0       -            -         -
                                              ----------    -----    ----------    -----
   Total...................................   $ 27,468.0     100%    $ 10,495.1     100%
                                              ==========    =====    ==========    =====

                              U.S. Invested Assets
                        Derivative Financial Instruments

                                                   As of December 31,
                                         --------------------------------------
                                               2001                 2000
                                         -----------------    -----------------
                                          Credit     % of      Credit     % of
                                         Exposure    Total    Exposure    Total
                                         --------    -----    --------    -----
                                                     ($ in millions)

Foreign currency swaps.................  $ 101.1       33%    $  45.3       42%
Interest rate swaps....................     78.4       25        14.1       13
Currency forwards......................     55.3       18         5.5        5
Mortgage-backed forwards and options...     41.7       14         -          -
Interest rate floors...................     13.2        4        20.0       18
Call options...........................      8.9        3        12.3       11
Swaptions .............................      8.7        3        11.8       11
Other..................................      0.1        -         -          -
                                         --------    -----    --------    -----
   Total...............................  $ 307.4      100%    $ 109.0      100%
                                         ========    =====    ========    =====

Other Investments

Our other investments totaled $678.4 million as of December 31, 2001, compared to $681.2 million as of December 31, 2000. Our investment in Coventry is included in other investments as we accounted for it using the equity method. As of December 31, 2001, our carrying value in Coventry was $146.0 million. With the adoption of SFAS 133 on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $116.5 million in other investments as of December 31, 2001. The remaining invested assets include leases and other private equity investments.

Securities Lending

The terms of our securities lending program, approved in 1999, allow us to lend our securities to major brokerage firms. Our policy requires an initial minimum of 102% of the fair value of the loaned securities as collateral. Our securities on loan as of December 31, 2001, had a fair value of $0.5 million.

International Investment Operations

As of December 31, 2001, our international investment operations consist of the investments of Principal International and BT Financial Group and comprise $1.4 billion in invested assets, which primarily represent the assets of Principal International. Principal Capital Management works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies which are approved by Principal Capital Management. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Capital Management. A credit committee comprised of Principal Capital Management employees and international affiliate company chief investment officers review each corporate credit annually. In addition, employees from our U.S. operations who serve on the credit committee currently hold investment positions in two of our international affiliates. Principal Capital Management provides credit analysis training to Principal International personnel.

Overall Composition of International Invested Assets

As shown in the following table, the major categories of international invested assets as of December 31, 2001, and December 31, 2000, were fixed maturity securities and residential mortgage loans:

                          International Invested Assets

                                                        As of December 31,
                                              --------------------------------------
                                                     2001                 2000
                                              -----------------    -----------------
                                              Carrying    % of     Carrying    % of
                                               Amount     Total     Amount     Total
                                              --------    -----    --------    -----
                                                          ($ in millions)
Fixed maturity securities
   Public..................................   $  941.3      69%    $  948.6      70%
   Private.................................       61.0       4         16.3       1
Equity securities, available-for-sale......       24.9       2         76.9       6
Mortgage loans
   Residential.............................      181.1      13        166.9      12
Real estate held for investment............        7.7       1          8.7       1
Other investments .........................      151.4      11        129.8      10
                                              --------    -----    --------    -----
   Total invested assets...................   $1,367.4     100%    $1,347.2     100%
                                                          =====                =====

Cash and cash equivalents..................      128.0                176.5
                                              --------             --------

   Total invested assets and cash .........   $1,495.4             $1,523.7
                                              ========             ========

International Investment Results

The yield on international invested assets and on cash and cash equivalents, excluding net realized gains and losses, was 8.5%, 7.1% and 7.5% for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table illustrates the yields on average assets for each of the components of our investment portfolio for the years ended December 31, 2001, 2000 and 1999:

                          International Invested Assets
                              Yields by Asset Type

                                                                 As of or for the year ended December 31,
                                                      -------------------------------------------------------------
                                                            2001                   2000                  1999
                                                      -------------------   -----------------    ------------------
                                                      Yield      Amount     Yield    Amount      Yield     Amount
                                                      -----    ----------   -----  ----------    -----   ----------
                                                                            ($ in millions)
Fixed maturity securities
     Gross investment income(1)............            9.1%    $    89.3     7.4%  $    67.4      6.9%   $    61.0
     Net realized capital gains (losses)...           (2.2)        (22.0)    0.4         3.7      0.8          7.4
                                                               ----------          ----------            ----------
       Total...............................                    $    67.3           $    71.1             $    68.4
                                                               ==========          ==========            ==========
     Ending assets (at carrying value).....                    $ 1,002.3           $   964.9             $   859.6
Equity securities, available-for-sale
     Gross investment income(1)............            0.4%    $     0.2     0.6%  $     0.5      6.9%   $     7.0
     Net realized capital gains (losses)...            6.5           3.3    (1.3)       (1.1)     1.6          1.6
                                                               ----------          ----------            ----------
       Total...............................                    $     3.5           $    (0.6)            $     8.6
                                                               ==========          ==========            ==========
     Ending assets (at carrying value).....                    $    24.9           $    76.9             $    96.1
Mortgage loans - Residential
     Gross investment income(1)............           10.4%    $    18.1     8.6%  $    11.2     15.2%   $     7.0
     Net realized capital gains (losses)...            -             -       -           -        -            -
                                                               ----------          ----------            ----------
       Total...............................                    $    18.1           $    11.2             $     7.0
                                                               ==========          ==========            ==========
     Ending assets (at carrying value).....                    $   181.1           $   166.9             $    92.3
Real estate
     Gross investment income(1)............            7.3%    $     0.6     5.1%  $     0.5      8.6%   $     0.4
     Net realized capital gains (losses)...            -             -       -           -        -            -
                                                               ----------          ----------            ----------
       Total...............................                    $     0.6           $     0.5             $     0.4
                                                               ==========          ==========            ==========
     Ending assets (at carrying value).....                    $     7.7           $     8.7             $    10.8
Cash and cash equivalents
     Gross investment income(1)............            2.9%    $     4.4     4.4%  $     8.3      4.8%   $     5.9
     Net realized capital gains (losses)...            -             -       -           -        -            -
                                                               ----------          ----------            ----------
       Total...............................                    $     4.4           $     8.3             $     5.9
                                                               ==========          ==========            ==========
     Ending assets (at carrying value).....                    $   128.0           $   176.5             $   201.1
Other investments
     Gross investment income(1)............           12.2%    $    17.1    11.7%  $    19.1     15.4%   $    15.9
     Net realized capital gains (losses)...          (29.4)        (41.3)    0.1         0.2     (0.3)        (0.3)
                                                               ----------          ----------            ----------
       Total...............................                    $   (24.2)          $    19.3             $    15.6
                                                               ==========          ==========            ==========
     Ending assets (at carrying value).....                    $   151.4           $   129.8             $   196.4

Total before investment expenses
     Gross investment income(1)............            8.6%    $   129.7     7.2%  $   107.0      7.7%   $    97.2
     Net realized capital gains (losses)...           (4.0)        (60.0)    0.2         2.8      0.7          8.7
                                                               ----------          ----------            ----------
       Total...............................                    $    69.7           $   109.8             $   105.9
                                                               ==========          ==========            ==========

Investment expenses........................              -%    $     0.7     0.1%  $     2.0      0.2%   $     3.1
Net investment income......................            8.5%    $   129.0     7.1%  $   105.0      7.5%   $    94.1

--------------------
(1) Yields are based on annual average asset carrying values for the years ended December 31, 2001, 2000, and 1999.

Fixed Maturity Securities

Fixed maturity securities consist primarily of publicly traded debt securities and represented 73% of total international invested assets as of December 31, 2001, and 71% as of December 31, 2000. Fixed maturity securities were diversified by type of issuer as of December 31, 2001, and for the year ended December 31, 2000, as shown in the following table:


                          International Invested Assets
                   Fixed Maturity Securities by Type of Issuer

                                                                         As of December 31,
                                                            ---------------------------------------------
                                                                    2001                      2000
                                                            --------------------      -------------------
                                                            Carrying       % of       Carrying      % of
                                                             Amount        Total       Amount       Total
                                                            --------       -----      --------      -----
                                                                            ($ in millions)
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies................     $    0.3          -%      $    1.8         -%
Foreign governments....................................        322.8         32          313.6        32
Corporate - public.....................................        363.6         37          376.5        39
Corporate - private....................................         61.0          6           16.3         2
Mortgage-backed securities and other asset-
   Backed securities...................................        254.6         25          256.7        27
                                                            --------       -----      --------      -----
   Total fixed maturities..............................     $1,002.3        100%      $  964.9       100%
                                                            ========       =====      ========      =====

The fixed maturity securities held by the international operations have not been rated by external agencies and cannot be presented in a comparable rating agency equivalent.

The issuers of the majority of our fixed maturity corporate securities are mainly banks and are categorized in the finance, insurance and real estate category as shown in the following tables:

                          International Invested Assets
 Corporate Fixed Maturity Securities Portfolio by Industry as of December 31, 2001

                                             Publicly Traded     Privately Placed            Total
                                            -----------------    -----------------    -----------------
                                            Carrying    % of     Carrying    % of     Carrying    % of
                                             Amount     Total     Amount     Total     Amount     Total
                                            --------    -----    --------    -----    --------    -----
                                                                       ($ in millions)
Industry Class
Finance, Insurance and Real Estate....      $  180.2      50%    $   17.5      29%    $  197.7      47%
Services..............................          50.3      14          9.8      16         60.1      14
Construction..........................          47.6      13          6.0      10         53.6      12
Transportation and Public Utilities...          49.7      14          -         -         49.7      12
Retail................................          35.6       9          1.2       2         36.8       9
Manufacturing.........................           0.1       -         26.5      43         26.6       6
Public Administration.................           0.1       -          -         -          0.1       -
                                            --------    -----    --------    -----    --------    -----
   Total..............................      $  363.6     100%    $   61.0     100%    $  424.6     100%
                                            ========    =====    ========    =====    ========    =====

                          International Invested Assets
            Corporate Fixed Maturity Securities Portfolio by Industry
                            as of December 31, 2000

                                             Publicly Traded     Privately Placed           Total
                                            ------------------   -----------------    -----------------
                                            Carrying    % of     Carrying    % of     Carrying    % of
                                             Amount     Total     Amount     Total     Amount     Total
                                            --------    -----    --------    -----    --------    -----
                                                                       ($ in millions)
Industry Class
Finance, Insurance and Real Estate....      $  240.3      64%    $    -         -%    $  240.3      61%
Transportation and Public Utilities...         100.6      27          -         -        100.6      26
Retail................................          26.2       7          -         -         26.2       7
Manufacturing.........................           0.3       -         13.3      82         13.6       3
Services..............................           9.1       2          2.7      17         11.8       3
Construction..........................           -         -          0.3       1          0.3       -
                                            --------    -----    --------    -----    --------    -----
   Total..............................      $  376.5     100%    $   16.3     100%    $  392.8     100%
                                            ========    =====    ========    =====    ========    =====

The international operations held $254.6 million of residential pass-through securities as of December 31, 2001, and $256.7 million as of December 31, 2000.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates excluding scheduled sinking funds, as of December 31, 2001, and December 31, 2000, were as follows:

                          International Invested Assets
             Fixed Maturity Securities by Contractual Maturity Dates

                                                                           As of December 31,
                                                            -----------------------------------------------
                                                                     2001                      2000
                                                            ----------------------    ---------------------
                                                            Amortized    Carrying     Amortized    Carrying
                                                               Cost       Amount         Cost       Amount
                                                            ---------    ---------    ---------    --------
                                                                                 (in millions)

Due in one year or less..............................       $    35.5    $    36.0    $    31.6    $   29.2
Due after one year through five years................           161.7        162.3         91.8        95.3
Due after five years through ten years...............           212.8        211.8        215.6       217.2
Due after ten years..................................           326.6        337.6        356.4       366.5
                                                            ---------    ---------    ---------    --------
   Subtotal..........................................           736.6        747.7        695.4       708.2
Mortgage-backed and other securities without a
   single maturity date..............................           248.8        254.6        253.5       256.7
                                                            ---------    ---------    ---------    --------
   Total.............................................       $   985.4    $ 1,002.3    $   948.9    $  964.9
                                                            =========    =========    =========    ========

The international operations held $20.1 million of restructured government bonds in Argentina, which represented 2% of international fixed maturity securities as of December 31, 2001.

Equity Securities

Our equity securities represented 2% of international invested assets as of December 31, 2001, and 6% as of December 31, 2000. Our equity securities consisted of $8.2 million in mutual funds and $16.7 million in common stock as of December 31, 2001.

Residential Mortgage Loans

Our Chilean operations originate and purchase residential mortgage loans. Residential mortgage loans comprised $181.1 million, or 13%, of international invested assets as of December 31, 2001, and $166.9 million, or 12%, as of December 31, 2000.

Derivatives

The derivative contracts outstanding as of December 31, 2000 related to the 144A debt issued to purchase BT Financial Group in 1999. On December 28, 2001, all obligations of the long-term debt were assumed by Principal Financial Services, Inc., and as of that date Principal Financial Group (Australia) Holdings Pty Limited's obligations ceased. In conjunction with the move of the debt, the outstanding derivative contracts were assigned to PFSI. The following tables present our position in, and credit exposure to, derivative financial instruments as of December 31, 2001, and December 31, 2000.

                          International Invested Assets
                        Derivative Financial Instruments

                                          As of December 31,
                                --------------------------------------
                                       2001                 2000
                                -----------------    -----------------
                                Notional    % of     Notional    % of
                                 Amount     Total     Amount     Total
                                --------    -----    --------    -----
                                            ($ in millions)

Foreign currency swaps.......   $   13.4     100%    $  665.0      39%
Interest rate swaps..........        -         -        665.0      39
Currency forwards............        -         -        380.0      22
                                --------    -----    --------    -----
   Total.....................   $   13.4     100%    $1,710.0     100%
                                ========    =====    ========    =====


                          International Invested Assets
                        Derivative Financial Instruments

                                          As of December 31,
                                --------------------------------------
                                       2001                 2000
                                -----------------    -----------------
                                 Credit     % of      Credit     % of
                                Exposure    Total    Exposure    Total
                                --------    -----    --------    -----
                                             ($ in millions)

Interest rate swaps..........   $     -       -%     $  39.1       42%
Foreign currency swaps.......         -       -         28.4       30
Currency forwards............         -       -         26.2       28
                                --------    -----    --------    -----
   Total.....................         -       -%     $  93.7      100%
                                ========    =====    ========    =====

Other Investments

Our other investments totaled $151.4 million as of December 31, 2001, compared to $129.8 million as of December 31, 2000. Of the $151.4 million, $37.8 million is related to subordinated notes in BT Financial Group's margin lending program, $68.2 million represents our investments in unconsolidated subsidiaries in Brazil, Japan, India and Mexico, $25.5 million represents BT Financial Group's investment in unit trusts, $19.5 million represents other invested assets from our Chilean operations and $0.4 million represents other invested assets from our Mexican operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2001, the difference between the asset and liability durations on our primary duration managed portfolio was .02 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines dictate that total duration gaps between the asset and liability portfolios must be within 0.25 years. The value of the assets in this portfolio was $23,735.5 million as of December 31, 2001.

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

For products such as whole life insurance, term life insurance and single premium deferred annuities, the liability cashflow is less predictable, and a duration-matching strategy is less reliable and manageable. We do, however, try to manage the duration of these portfolios. For these products, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2001, the weighted-average difference between the asset and liability durations on these portfolios was 1.2 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $10,225.7 million as of December 31, 2001.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,886.3 million as of December 31, 2001.

Using the assumptions and data in effect as of December 31, 2001, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by $127.5 million. The following table details the estimated changes by risk management strategy:

                                          As of
        Risk Management             December 31, 2001      Net Fair Value
           Strategy               Value of Total Assets        Change
------------------------------    ---------------------    --------------
                                                  (in millions)

Primary duration-managed......        $  23,735.5             $  (4.7)
Duration-monitored............           10,225.7              (122.8)
Non duration-managed..........            4,886.3                 -
                                  ---------------------    --------------
   Total......................        $  38,847.5             $(127.5)
                                  =====================    ==============

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

We manage interest rate risk on our mortgage loan pipeline by buying and selling mortgage-backed securities in the forward markets, over-the-counter options on mortgage-backed securities, U.S. Treasury and Eurodollar futures contracts and options on futures contracts. We also use interest rate floors, futures contracts, options on futures contracts, swaps and swaptions, mortgage-backed securities and principal-only strips in hedging a portion of our portfolio of mortgage servicing rights from prepayment risk associated with changes in interest rates.

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration. Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. We limit our risk exposure by requiring that the net position value not change by more than $10.0 million given an instantaneous change in the benchmark MBS price of +/- 2.5%. This price sensitivity analysis is performed at least once daily. The value of the loans in the pipeline as of December 31, 2001, was $7.0 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate parallel increase in the interest rates decreases the December 31, 2001, net position value by $12.5 million.

The financial risk associated with our mortgage servicing operations is the risk that the market value of the servicing asset falls below its U.S. GAAP book value. To measure this risk, we analyze each servicing risk tranche's U.S. GAAP book value in relation to the then current market value for similar servicing rights. We perform this valuation using option-adjusted spread valuation techniques applied to each risk tranche. We produce tranche market values at least monthly.

The market value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is reduced by the use of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline. Based on values as of December 31, 2001, a 100 basis point parallel decrease in interest rates produces a $191.4 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between market values and U.S. GAAP book values.

Derivatives. We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, Principal Only swaps, interest rate floors, swaptions, U.S. Treasury futures, Treasury rate guarantees, interest rate lock commitments and mortgage-backed forwards and options. We use interest rate futures contracts and mortgage-backed forwards to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps and Principal Only swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the interest rate characteristics of specific assets and liabilities as well as an entire portfolio. Occasionally, we will sell a callable liability or a liability with attributes similar to a call option. In these cases, we will use interest rate swaptions or similar products to hedge the risk of early liability payment thereby transforming the callable liability into a fixed term liability.

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

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.


                                                                     As of December 31, 2001
                                           ----------------------------------------------------------------------
                                                                             Fair Value (no accrued interest)
                                                                        -----------------------------------------
                                                          Weighted
                                           Notional     Average Term     -100 Basis                   +100 Basis
                                            Amount         (Years)      Point Change    No Change    Point Change
                                           ---------    ------------    ------------    ---------    ------------
                                                                         ($ in millions)

Interest rate swaps..................      $ 3,272.5       5.60(1)        $  (51.9)     $   1.8        $   50.7
Principal Only swaps.................          250.0       2.32(1)            21.6         (5.7)          (17.9)
Other................................           25.0       0.30(1)             0.7          0.1            (0.5)
Interest rate floors.................        3,400.0       4.50(2)            55.6         49.0           (23.2)
U.S. Treasury futures................          186.6       0.25(3)             3.4          0.9            (1.6)
Swaptions............................        3,570.0       1.61(4)            89.8         51.1           (40.3)
Treasury rate guarantees.............           88.0       0.32(5)            (6.1)         0.2             6.6
Bond forwards........................          357.4       1.69(5)            12.0         (9.6)          (30.5)
Mortgage-backed forwards and options.        9,250.7       0.24(5)          (205.6)        36.6           254.4
Interest rate lock commitments.......        2,565.9       0.12(6)            64.1        (11.5)         (130.0)
                                           ---------                    ------------    ---------    ------------
   Total.............................      $22,966.1                      $  (16.4)     $ 112.9        $   67.7
                                           =========                    ============    =========    ============

--------------------
(1) Based on maturity date of swap.
(2) Based on maturity date of floor.
(3) Based on maturity date.
(4) Based on option date of swaption.
(5) Based on settlement date.
(6) Based on expiration date.

We use U.S. treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

Debt Issued and Outstanding. As of December 31, 2001, the aggregate fair value of debt was $1,447.3 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $81.4 million.

                                                        As of December 31, 2001
                                                   Fair Value (no accrued interest)

                                                -100 Basis                   +100 Basis
                                               Point Change    No Change    Point Change
                                               ------------    ---------    ------------
                                                             (in millions)

7.95% notes payable, due 2004...............    $   222.2      $   216.9     $   211.8
8.2% notes payable, due 2009................        542.1          511.2         482.5
7.875% surplus notes payable, due 2024......        215.7          193.9         175.4
8% surplus notes payable, due 2044..........        108.0           95.7          85.7
Non-recourse mortgages and notes payable....        271.6          260.4         249.9
Other mortgages and notes payable...........        169.1          169.2         169.2
                                               ------------    ---------    ------------
   Total long-term debt.....................    $ 1,528.7      $ 1,447.3     $ 1,374.5
                                               ============    =========    ============

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2001, the fair value of our equity securities was $833.6 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $83.4 million.

We also have indirect equity risk exposure with respect to BT Financial Group margin lending operations. Under the terms of this financing arrangement, BT Financial Group margin lending operations allow retail clients and independent financial advisors on behalf of clients, within limits approved by senior management, to borrow funds from BT Financial Group to invest in an approved list of securities and mutual fund investments which serve as security for the loan. The risk of loan default increases as the value of the underlying securities declines. This risk is actively managed through the use of margin calls on loans when the underlying securities fall below established levels. Overall, the margin lending portfolio is limited to a ratio of borrowed funds to market value of securities of an average of 60%. On November 30, 1999, BT

Financial Group margin lending operations securitized its margin lending portfolio with Westpac Banking Corporation, an Australian bank. Under the terms of this financing, BT Financial Group margin lending operations are required to allocate capital equal to approximately 7% of the outstanding borrowed amount, as a cushion for loan defaults. As of December 31, 2001, the margin lending portfolio was $539.5 million, or A$1,054.0 million, while the ratio of borrowed funds to market value of securities was 43%, below that of the maximum allowed.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of December 31, 2001, was $3,130.9 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of December 31, 2001, the fair value of our foreign currency denominated fixed maturity securities was $304.6 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of December 31, 2001, was $296.0 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

Additionally, we utilize foreign currency swaps related to $665.0 million of private notes issued in connection with our acquisition of BT Financial Group. The interest payments related to these notes were serviced through operating cash flows of our Australian operations. By utilizing the foreign currency and interest rate swaps, the impact of Australian and U.S. dollar exchange rate fluctuations had a minimal effect on our ability to rely on the cash flows of our Australian operations to service the interest and principal payments related to the notes. On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty Limited were ceased and were assumed by its parent, PFSI.

We estimate that as of December 31, 2001, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to fluctuations between the Australian dollar and the U.S. dollar.

Effects of Inflation

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

Item 8.  Financial Statements and Supplementary Data

Report of Management...................................... 111
Report of Independent Auditors............................ 112
Audited Consolidated Financial Statements
   Consolidated Statements of Financial Position.......... 113
   Consolidated Statements of Operations.................. 114
   Consolidated Statements of Stockholders' Equity........ 115
   Consolidated Statements of Cash Flows.................. 116
   Notes to Consolidated Financial Statements............  118

Report of Management

The management of Principal Financial Group, Inc. is responsible for the preparation and integrity of the consolidated financial statements and related financial information included in the annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management's best estimates and informed judgements. Management believes the statements fairly present Principal Financial Group, Inc.'s financial position and results of operation, and that other information contained in this Form 10-K is consistent with the financial statements.

Management is responsible for maintaining systems of internal accounting controls designed to provide reasonable assurance as to the integrity of the financial records and the protection of corporate assets. Principal Financial Group, Inc. supports and manages an active program designed to monitor compliance with policies and procedures and evaluate internal control.

Ernst & Young LLP, independent auditors, has audited the consolidated financial statements of Principal Financial Group, Inc. The audit was conducted in accordance with auditing standards generally accepted in the United States. Those standards require that the independent auditor plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The independent auditors have discussed with the audit committee accounting principles, estimates and judgments used by management in the preparation of the consolidated financial statements.

The board of directors is responsible for engaging the independent auditors, evaluating the independent auditors' independence, overseeing the independent audit, and assuring management fulfills its responsibilities in the preparation of the financial statements and for maintaining the system of internal controls. The audit committee of the board meets quarterly with management, the internal auditors and the independent auditors to enable the board to fulfill these responsibilities.


By:  /s/ Michael H. Gersie
     -----------------------------------
      Michael H. Gersie
      Executive Vice President and Chief
      Financial Officer

By:  /s/ Douglas C. Cunningham
     -----------------------------------
      Douglas C. Cunningham
      Vice President and Corporate Controller

                         Report of Independent Auditors

The Board of Directors and Stockholders
Principal Financial Group, Inc.

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the Company), successor to Principal Mutual Holding Company, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in response to a new accounting standard that became effective January 1, 2001.


                                                          /s/ Ernst & Young LLP


Des Moines, Iowa
February 1, 2002

                         Principal Financial Group, Inc.
                  Consolidated Statements of Financial Position

                                                       December 31,
                                                    2001          2000
                                                 ----------    ----------
                                                      (in millions,
                                                  except per share data)
Assets
Fixed maturities, available-for-sale...........  $30,012.3     $26,839.9
Fixed maturities, trading......................       17.8           -
Equity securities, available-for-sale..........      833.6         742.9
Mortgage loans.................................   11,065.7      11,492.7
Real estate....................................    1,181.8       1,400.5
Policy loans...................................      831.9         803.6
Other investments..............................      829.8         811.0
                                                 ----------    ----------
   Total investments...........................   44,772.9      42,090.6

Cash and cash equivalents......................      623.8         926.6
Accrued investment income......................      594.3         530.8
Premiums due and other receivables.............      531.3         505.7
Deferred policy acquisition costs..............    1,372.5       1,333.3
Property and equipment.........................      518.2         507.0
Goodwill and other intangibles.................    1,228.4       1,375.9
Mortgage loan servicing rights.................    1,779.2       1,084.4
Separate account assets........................   35,864.8      34,916.2
Other assets...................................    1,065.1       1,134.4
                                                 ----------    ----------
   Total assets................................  $88,350.5     $84,404.9
                                                 ==========    ==========

Liabilities
Contractholder funds...........................  $24,684.4     $24,300.2
Future policy benefits and claims..............   14,034.6      13,346.0
Other policyholder funds.......................      589.1         597.4
Short-term debt................................      511.6         459.5
Long-term debt.................................    1,378.4       1,336.5
Income taxes currently payable.................        0.5         108.4
Deferred income taxes..........................      894.6         487.4
Separate account liabilities...................   35,864.8      34,916.2
Other liabilities..............................    3,572.2       2,600.8
                                                 ----------    ----------
   Total liabilities...........................   81,530.2      78,152.4

Stockholders' equity
Common stock, par value $.01 per share -
   2,500 million shares authorized, 375.8
   million shares issued, 360.1 million
   shares outstanding..........................        3.8           -
Additional paid-in capital.....................    7,072.5           -
Retained earnings (deficit)....................      (29.1)      6,312.5
Accumulated other comprehensive income (loss)..      147.5         (60.0)
Treasury stock, at cost (15.7 million shares)..     (374.4)          -
                                                 ----------    ----------
   Total stockholders' equity..................    6,820.3       6,252.5
                                                 ----------    ----------
   Total liabilities and stockholders' equity..  $88,350.5     $84,404.9
                                                 ==========    ==========

See accompanying notes.

                         Principal Financial Group, Inc.
                      Consolidated Statements of Operations

                                                      For the year ended December 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                               (in millions)
Revenues
Premiums and other considerations...............   $4,122.3     $3,996.4     $3,937.6
Fees and other revenues.........................    1,814.7      1,576.3      1,287.3
Net investment income...........................    3,394.5      3,172.3      3,072.0
Net realized capital gains (losses).............     (514.0)       139.9        404.5
                                                   ----------   ----------   ----------
Total revenues..................................    8,817.5      8,884.9      8,701.4

Expenses
Benefits, claims, and settlement expenses.......    5,482.1      5,232.3      5,260.9
Dividends to policyholders......................      313.7        312.7        304.6
Operating expenses..............................    2,573.2      2,479.4      2,070.3
                                                   ----------   ----------   ----------
Total expenses..................................    8,369.0      8,024.4      7,635.8
                                                   ----------   ----------   ----------

Income before income taxes and cumulative
   effect of accounting change..................      448.5        860.5      1,065.6

Income taxes....................................       79.0        240.3        323.5
                                                   ----------   ----------   ----------
Income before cumulative effect of accounting         369.5        620.2        742.1
   change.......................................

Cumulative effect of accounting change, net
   of related income taxes......................      (10.7)         -            -
                                                   ----------   ----------   ----------
Net income......................................   $  358.8     $  620.2     $  742.1
                                                   ==========   ==========   ==========


                                                           For the period        Pro forma (unaudited) for
                                                      October 26, 2001 through         the year ended
                                                         December 31, 2001            December 31, 2001
                                                     --------------------------- ---------------------------
Pro forma earnings per common share
Basic earnings per common share:
   Income (loss) before cumulative effect of
     accounting change..........................                $(0.08)                    $ 1.02
   Cumulative effect of accounting change,
     net of related income taxes................                  -                         (0.03)
                                                     --------------------------- ---------------------------
   Net income (loss)............................                $(0.08)                    $ 0.99
                                                     =========================== ===========================

Diluted earnings per common share:
   Income (loss) before cumulative effect of
     accounting change..........................                $(0.08)                    $ 1.02
   Cumulative effect of accounting change,
     net of related income taxes................                  -                         (0.03)
                                                     --------------------------- ---------------------------
   Net income (loss)............................                $(0.08)                    $ 0.99
                                                     =========================== ===========================

The unaudited pro forma earnings per common share information above gives effect to the Demutualization and Initial Public Offering completed on October 26, 2001 (see Note 18 to the consolidated financial statements).

See accompanying notes.


                         Principal Financial Group, Inc.
                 Consolidated Statements of Stockholders' Equity


                                                                         Accumulated
                                                 Additional  Retained       other                    Total
                                         Common   paid-in    earnings   comprehensive  Treasury  stockholders'  Outstanding
                                          stock   capital    (deficit)  income (loss)    stock      equity         shares
                                         ------  ----------  ---------  -------------  --------  -------------  -----------
                                                                  (in millions)                                (in thousands)

Balances at January 1, 1999.............  $-      $    -     $4,950.2     $   717.0    $   -      $  5,667.2
Comprehensive loss:
   Net income...........................   -           -        742.1           -          -           742.1
   Net unrealized gains (losses)........   -           -          -        (1,300.9)       -        (1,300.9)
   Provision for deferred
     income tax benefit.................   -           -          -           453.0        -           453.0
   Foreign currency translation
     adjustment.........................   -           -          -            (8.5)       -            (8.5)

                                                                                                 -------------
Comprehensive loss......................                                                              (114.3)
                                         ------  ----------  ---------  -------------  --------  -------------  -----------
Balances at December 31, 1999...........   -           -      5,692.3        (139.4)       -         5,552.9
Comprehensive income:
   Net income...........................   -           -        620.2           -          -           620.2
   Net unrealized gains (losses)........   -           -          -           351.9        -           351.9
   Provision for deferred income-taxes..   -           -          -          (120.0)       -          (120.0)
   Foreign currency translation
     adjustment.........................   -           -          -          (152.5)       -          (152.5)
                                                                                                 -------------
Comprehensive income....................                                                               699.6
                                         ------  ----------  ---------  -------------  --------  -------------  -----------
Balances at December 31, 2000...........   -           -      6,312.5         (60.0)       -         6,252.5
Demutualization transaction.............   2.6     5,047.7   (6,700.4)          -          -        (1,650.1)    260,805.9
Stock issued and held in rabbi
   trusts...............................   -           6.7        -             -         (6.7)          -          (363.7)
Initial public offering.................   1.0     1,752.9        -             -          -         1,753.9     100,000.0
Shares issued...........................   0.2       265.2        -             -          -           265.4      15,000.0
Treasury stock acquired.................   -           -          -             -       (367.7)       (367.7)    (15,300.0)
Comprehensive income:
   Net income before demutualization....   -           -        387.9           -          -           387.9
   Net loss after demutualization.......   -           -        (29.1)          -          -           (29.1)
                                                             ---------                           -------------
   Net income for the year..............   -           -        358.8           -          -           358.8

   Net unrealized gains (losses)........   -           -          -           451.6        -           451.6
   Provision for deferred income-taxes..   -           -          -          (158.1)       -          (158.1)
   Foreign currency translation
     adjustment.........................   -           -          -           (71.8)       -           (71.8)
   Cumulative effect of accounting
     change, net of related income
     taxes..............................   -           -          -           (14.2)       -           (14.2)
                                                                                                 -------------
Comprehensive income....................                                                               566.3
                                         ------  ----------  ---------  -------------  --------  -------------  -----------
Balances at December 31, 2001...........  $3.8    $7,072.5   $  (29.1)    $   147.5    $(374.4)   $  6,820.3     360,142.2
                                         ======  ==========  =========  =============  ========  =============  ===========

See accompanying notes.


                         Principal Financial Group, Inc.
                      Consolidated Statements of Cash Flows

                                                                 For the year ended December 31,
                                                       ----------------------------------------------------
                                                             2001              2000             1999
                                                       ----------------- ---------------- -----------------
                                                                          (in millions)
Operating activities
Net income............................................   $     358.8       $     620.2      $     742.1
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Cumulative effect of accounting change,
       net of related income taxes....................          10.7               -                -
     Amortization of deferred policy acquisition
       costs..........................................         159.9             238.6            173.8
     Additions to deferred policy acquisition costs...        (261.7)           (263.9)          (253.9)
     Accrued investment income........................         (66.1)            (58.8)           (41.2)
     Premiums due and other receivables...............         (25.6)            (38.3)            34.4
     Contractholder and policyholder liabilities
       and dividends..................................       1,869.2           1,478.5          1,650.6
     Current and deferred income taxes................          54.5              75.0            155.6
     Net realized capital (gains) losses..............         514.0            (139.9)          (404.5)
     Depreciation and amortization expense............         154.9             153.6            117.1
     Amortization and impairment/recovery of
        mortgage servicing rights.....................         408.7             157.3             94.4
     Other............................................         767.5             415.0           (162.4)
                                                       ----------------- ---------------- -----------------
Net adjustments.......................................       3,586.0           2,017.1          1,363.9
                                                       ----------------- ---------------- -----------------
Net cash provided by operating activities.............       3,944.8           2,637.3          2,106.0

Investing activities Available-for-sale securities:
   Purchases..........................................     (14,868.2)        (13,051.0)       (11,510.2)
   Sales..............................................       6,707.7           7,366.0          7,031.0
   Maturities.........................................       4,729.5           2,675.3          2,599.2
Net cash flows from trading securities................         (17.0)              -                -
Mortgage loans acquired or originated.................     (40,456.9)        (10,507.5)       (16,594.6)
Mortgage loans sold or repaid.........................      40,908.6          12,026.8         16,361.5
Purchase of mortgage servicing rights.................        (968.4)           (235.9)          (336.7)
Proceeds from sale of mortgage servicing rights.......          31.5              53.0             29.2
Real estate acquired..................................        (290.0)           (324.4)          (449.7)
Real estate sold......................................         803.8             796.9            869.8
Net change in property and equipment..................         (89.9)            (67.1)           (61.2)
Net proceeds (disbursements) from sales of
   subsidiaries.......................................          (7.9)              -               41.7
Purchases of interest in subsidiaries, net of cash
   acquired...........................................         (11.1)            (27.4)        (1,154.6)
Net change in other investments.......................        (170.1)             22.0           (166.6)
                                                       ----------------- ---------------- -----------------
Net cash used in investing activities.................      (3,698.4)         (1,273.3)        (3,341.2)


                         Principal Financial Group, Inc.
                Consolidated Statements of Cash Flows (continued)

                                                                 For the year ended December 31,
                                                       --------------------------------------------------
                                                             2001             2000             1999
                                                       ---------------- ---------------- ----------------
                                                                          (in millions)
Financing activities
Issuance of common stock.............................    $   2,019.3      $       -        $       -
Payments to eligible policyholders under plan
   of conversion.....................................       (1,177.5)             -                -
Acquisition of treasury stock........................         (367.7)             -                -
Issuance of long-term debt...........................          149.2            230.4            885.2
Principal repayments of long-term debt...............         (204.4)          (120.7)           (40.2)
Proceeds of short-term borrowings....................        7,290.8          2,417.5          5,150.9
Repayment of short-term borrowings...................       (7,238.7)        (2,505.4)        (4,895.7)
Investment contract deposits.........................        5,054.9          3,982.6          5,325.4
Investment contract withdrawals......................       (6,075.1)        (5,011.3)        (5,081.7)
                                                       ---------------- ---------------  ----------------
Net cash provided by (used in) financing activities..         (549.2)        (1,006.9)         1,343.9
                                                       ---------------- ---------------  ----------------
Net increase (decrease) in cash and cash
   equivalents.......................................         (302.8)           357.1            108.7

Cash and cash equivalents at beginning of year.......          926.6            569.5            460.8
                                                       ---------------- ---------------- ----------------
Cash and cash equivalents at end of year.............    $     623.8      $     926.6      $     569.5
                                                       ================ ================ ================
Schedule of noncash transactions
Policy credits to eligible policyholders under plan
   of conversion.....................................    $     472.6
                                                       ================
Stock issued in exchange for membership interest.....    $   5,050.3
                                                       ================
Net transfer of noncash assets and liabilities to an
   unconsolidated entity in exchange for a minority
   interest..........................................                     $    (255.0)
                                                                        ================

See accompanying notes.

                         Principal Financial Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

1. Nature of Operations and Significant Accounting Policies

Description of Business

Principal Financial Group, Inc. and its consolidated subsidiaries ("the Company"), the successor to Principal Mutual Holding Company, is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets. In addition, the Company offers residential mortgage loan origination and servicing in the U.S.

Demutualization and Initial Public Offering

Under the terms of Principal Mutual Holding Company's Plan of Conversion, effective October 26, 2001 (the "Date of Demutualization"), Principal Mutual Holding Company converted from a mutual insurance holding company ("MIHC") to a stock company, Principal Financial Group, Inc., a Delaware business corporation. All policyholder membership interests in Principal Mutual Holding Company were extinguished on that date and eligible policyholders of the MIHC received, in aggregate, 260.8 million shares of common stock, $1,177.5 million of cash and $472.6 million of policy credits as compensation.

On the Date of Demutualization, Principal Mutual Holding Company and two of its subsidiaries, Principal Financial Group, Inc., an Iowa corporation, and Principal Financial Services, Inc., an Iowa corporation, merged with and into Principal Iowa Newco, Inc., an Iowa corporation, which changed its name to Principal Financial Services, Inc. ("PFSI"). PFSI is a wholly-owned subsidiary of Principal Financial Group, Inc., a Delaware corporation.

In addition, on October 26, 2001, the Company completed its initial public offering ("IPO") in which the Company issued 100.0 million shares of common stock at a price of $18.50 per share. Net proceeds from the IPO were $1,753.9 million, of which $64.2 million was retained by Principal Financial Group, Inc., and $1,689.7 million was contributed to Principal Life Insurance Company. Proceeds were net of offering costs of $96.5 million and a related tax benefit of $0.4 million.

Costs relating to the demutualization, excluding costs relating to the IPO, were $18.6 million and $7.2 million, net of income taxes, in 2001 and 2000, respectively. Demutualization expenses consist primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise the Company on the demutualization. In addition, these costs include the costs of the advisors of the Insurance Commissioner of the State of Iowa and the New York State Insurance Department, other regulatory authorities and internal allocated costs for staff and related costs associated with the demutualization.

Basis of Presentation

The accompanying consolidated financial statements of the Company and its majority-owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Less than majority-owned entities in which the Company has at least a 20% interest are reported on the equity basis in the consolidated statements of financial position as other investments. All significant intercompany accounts and transactions have been eliminated.

Total assets of the unconsolidated entities amounted to $4,768.8 million at December 31, 2001, and $3,098.5 million at December 31, 2000. Total revenues of the unconsolidated entities were $2,855.2 million, $2,226.3 million and $1,978.9 million in 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the Company included $53.2 million, $39.1 million and $107.7 million, respectively, in net investment income representing the Company's share of current year net income of the unconsolidated entities. The unconsolidated entities primarily include the Company's 23% interest in Coventry Health Care, Inc. and minority interests in domestic and international (Brazil, India and Japan) joint ventures and partnerships. The Company's net investment in these Companies at December 31, 2001 and 2000, was $165.3 million and $145.0 million, respectively.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

Closed Block

At the time the MIHC structure was created in 1998, Principal Life Insurance Company ("Principal Life") formed and began operating a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force on that date. See Note 6 for further details regarding the Closed Block.

Use of Estimates in the Preparation of Financial Statements

The preparation of the Company's consolidated financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts reported and disclosed. These estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the consolidated financial statements and accompanying notes.

Accounting Changes

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued deferring the effective date of SFAS 133 by one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

As amended, SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated statement of financial position as either assets or liabilities that are measured at fair value. SFAS 133 also establishes special accounting for qualifying hedges, which allows for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. Changes in the fair value of a derivative qualifying as a hedge are recognized in earnings or directly in stockholders' equity depending on the instrument's intended use. For derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, changes in fair value are required to be recognized in earnings in the period of change.

At January 1, 2001, the Company's consolidated financial statements were adjusted to record a cumulative effect of adopting SFAS 133, as follows (in millions):

                                                                             Accumulated other
                                                                               comprehensive
                                                               Net income      income (loss)
                                                               ----------   --------------------
Adjustment to fair value of derivative contracts (1).........    $(16.4)          $(15.8)
Income tax impact............................................       5.7              1.6
                                                               ----------   --------------------
Total........................................................    $(10.7)          $(14.2)
                                                               ==========   ====================

--------------------
(1) Amount presented is net of adjustment to hedged item.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140") was issued in September 2000 and was effective for transfers, servicings and extinguishments occurring after March 31, 2001. SFAS 140 replaced SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). Although SFAS 140 clarified or amended various aspects of SFAS 125, most of the fundamental concepts from SFAS 125 were brought forward without

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

modification. The Company adopted SFAS 140 on April 1, 2001, and modified its securitization trust agreements to meet the new requirements to enable it to continue recognizing transfers of certain financial instruments as sales. As a result, the adoption of SFAS 140 did not have a significant impact on the Company's consolidated financial statements.

In July 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue 99-20, Recognition of Interest Income and Impairment on Certain Investments ("EITF 99-20"). This Issue requires an enterprise that invests in certain mortgage-backed and asset-backed securities to record changes in their estimated yield on a prospective basis and provides additional guidance in assessing these securities for other than temporary declines in value. The Company adopted EITF 99-20 on April 1, 2001. Since adoption, the Company recognized $28.7 million of realized capital losses related to other than temporary impairments on its asset-backed securities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity date of three months or less when purchased.

Investments

In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of fixed maturity securities at the time of purchase. Fixed maturity securities include bonds, mortgage-backed securities, and redeemable preferred stock. The Company classifies its fixed maturity securities as either available-for-sale or trading and, accordingly, carries them at fair value. (See
Note 14 for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes. Unrealized gains and losses related to trading securities are reflected in net realized capital gains and losses.

The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported as a component of net realized capital gains and losses. For loan-backed and structured securities, the Company recognizes income using a constant effective yield based on currently anticipated prepayments as determined by broker-dealer surveys or internal estimates and the estimated lives of the securities.

Equity securities include common stock and non-redeemable preferred stock. The cost of equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported as a component of net realized capital gains and losses. Equity securities are classified as available-for-sale and, accordingly, are carried at fair value. (See Note 14 for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes.

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures is the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. The Company recognizes impairment losses for its properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost bases of the properties are

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. Any impairment losses and any changes in valuation allowances are reported as net realized capital losses.

Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Any changes in the valuation allowances are reported as net realized capital gains (losses). The Company measures impairment based upon the present value of expected cash flows discounted at the loan's effective interest rate or the loan's observable market price. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. The Company has residential mortgage loans held for sale in the amount of $476.1 million and $251.7 million and commercial mortgage loans held for sale in the amount of $493.5 million and $520.9 million at December 31, 2001 and 2000, respectively, which are carried at lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales, unrealized gains and losses related to other than temporary impairments, trading securities, fair value hedge ineffectiveness, derivatives not designated as hedges and changes in the mortgage loan allowance are reported as net realized capital gains and losses. Unrealized gains and losses on derivatives within the Company's mortgage banking segment are reported as either operating expenses or fees and other revenues depending on the nature of the hedge and are excluded from net realized capital gains and losses. Investment gains and losses on sales of certain real estate held-for-sale are reported as net investment income and are also excluded from net realized capital gains and losses.

Policy loans and other investments, excluding investments in unconsolidated entities, are primarily reported at cost.

Securitizations

The Company sells commercial mortgage loans to an unconsolidated trust which then issues mortgage-backed securities. The Company may retain interests in the loans by purchasing portions of the securities from the issuance. Gain or loss on the sales of the mortgages depends in part on the previous carrying amounts of the financial assets involved in the transfer, which is allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Fair values are determined by quoted market prices of external buyers of each class of security purchased. The retained interests are thereafter carried at fair value with other fixed maturity investments.

The Company also sells residential mortgage loans and retains servicing rights which are retained interests in the sold loans. Gain or loss on the sales of the loans depends in part on the previous carrying amounts of the financial assets sold and the retained interests based on their relative fair values at the date of the transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company estimates fair value based on the present value of the future expected cash flows using management's best estimates of the key assumptions - prepayment speeds and option adjusted spreads commensurate with the risks involved.

The Company has developed a margin lending securitization program whereby the Company sells receivables to an unconsolidated trust that packages and sells interests to investors. The Company retains interest bearing subordinated tranches. The receivables are sold at face value, which approximates cost and fair value, to an unconsolidated trust, with no gain or loss recognized on the sale. Retained interests are initially carried at cost based on their relative fair values at the date of transfer, then carried at fair value thereafter.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

Derivatives

As a result of SFAS 133, all derivatives are recognized as either assets or liabilities in the statement of financial position and measured at fair value. If certain conditions are met, a derivative may be specifically designated as one of the following:

(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

(b) a hedge of the exposure to variable cash flows of a forecasted transaction;
    or

(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction.

The Company's accounting for the ongoing changes in fair value of a derivative depends on the intended use of the derivative and the designation as described above and is determined when the derivative contract is entered into. Hedge accounting is used for derivatives that are specifically designated in advance as hedges and that reduce the Company's exposure to an indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period.

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

For derivatives hedging the exposure to variable cash flows, the effective portion of the derivative's change in fair value is initially deferred and reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction occurs and is recognized in earnings. The ineffective portion of the change in fair value is reported in earnings in the period of change. In addition, if the hedged items are sold, terminated or matured, the changes in value of the derivatives are also included in net income.

The Company's risk management policy regarding net investment hedges is to hedge currency fluctuations between foreign currencies and the U.S. dollar. At December 31, 2001, the Company was hedging a portion ($665.0 million) of its net investment in Australia.

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

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

Prior to the January 1, 2001, adoption of FAS 133, the Company used futures contracts, mortgage-backed securities forwards, interest rate and principal only swap and floor agreements, options on futures contracts and currency rate swap agreements to hedge and manage its exposure to changes in interest rate levels and foreign exchange rate fluctuations, and to manage duration mismatch of assets and liabilities. Futures contracts were marked-to-market and settled daily with the net gain or loss at expiration or termination of the contracts recorded in realized capital gains and losses. Outstanding mortgage-backed forwards were reported as commitments and upon settlement, the net gain or loss was reported in realized capital gains and losses. For interest rate and currency swaps held by Principal Life, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in net investment income. Any discounts or premiums related to these instruments were amortized to net investment income over the life of the contract. Gains or losses on contracts terminated early were recognized immediately in realized capital gains and losses. Unrealized gains or losses on interest rate swap contracts and currency swaps were not recognized in income. The Company primarily utilized interest rate floors, futures and options on futures contracts, and interest rate and principal only swaps in hedging its portfolio of mortgage servicing rights. The realized and unrealized gains and losses on servicing derivatives accounted for as effective hedges were considered in the periodic assessment of mortgage servicing rights impairment. The realized and unrealized gains and losses on servicing derivatives not considered effective hedges were recorded in the Company's results of operations. The Company managed interest rate risk on its mortgage loan pipeline by buying and selling mortgage-backed securities in the forward markets, over the counter options on mortgage-backed securities, futures contracts and options on treasury futures contracts. The unrealized gains and losses on these derivatives were included in the lower of cost or market calculation of mortgage loans held for sale.

Contractholder and Policyholder Liabilities

Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts and reserves for universal life, limited payment, participating and traditional life insurance policies. Investment contracts are contractholders' funds on deposit with the Company and generally include reserves for pension and annuity contracts. Reserves on investment contracts are equal to the cumulative deposits less any applicable charges plus credited interest.

Reserves for universal life insurance contracts are equal to cumulative premiums less charges plus credited interest which represents the account balances that accrue to the benefit of the policyholders. Reserves for non-participating term life insurance contracts are computed on a basis of assumed investment yield, mortality, morbidity and expenses, including a provision for adverse deviation, which generally varies by plan, year of issue and policy duration. Investment yield is based on the Company's experience. Mortality, morbidity and withdrawal rate assumptions are based on experience of the Company and are periodically reviewed against both industry standards and experience.

Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rate and mortality rates guaranteed in calculating the cash surrender values described in the contract.

Participating business represented approximately 35%, 34% and 34% of the Company's life insurance in force and 76%, 79% and 78% of the number of life insurance policies in force at December 31, 2001, 2000 and 1999, respectively. Participating business represented approximately 57%, 61% and 63% of life insurance premiums for the years ended December 31, 2001, 2000 and 1999, respectively.

The amount of dividends to policyholders is approved annually by Principal Life's board of directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro-rata portion of the dividends expected to be paid on or before the next policy anniversary date.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

Some of the Company's policies and contracts require payment of fees in advance for services that will be rendered over the estimated lives of the policies and contracts. These payments are established as unearned revenue reserves upon receipt and included in other policyholder funds in the consolidated statements of financial position. These unearned revenue reserves are amortized to operations over the estimated lives of these policies and contracts in relation to the emergence of estimated gross profit margins.

The liability for unpaid accident and health claims is an estimate of the ultimate net cost of reported and unreported losses not yet settled. This liability is estimated using actuarial analyses and case basis evaluations. Although considerable variability is inherent in such estimates, the Company believes that the liability for unpaid claims is adequate. These estimates are continually reviewed and, as adjustments to this liability become necessary, such adjustments are reflected in current operations.

Recognition of Premiums and Other Considerations, Fees and Other Revenues and Benefits

Traditional individual life and health insurance products include those products with fixed and guaranteed premiums and benefits, and consist principally of whole life and term life insurance policies. Premiums from these products are recognized as premium revenue when due.

Immediate annuities with life contingencies include products with fixed and guaranteed annuity considerations and benefits, and consist principally of group and individual single premium annuities with life contingencies. Annuity considerations from these products are recognized as revenue when due.

Group life and health insurance premiums are generally recorded as premium revenue over the term of the coverage. Some group contracts allow for premiums to be adjusted to reflect emerging experience. Such adjusted premiums are recognized in the period that the related experience emerges. Fees for contracts providing claim processing or other administrative services are recorded over the period the service is provided.

Related policy benefits and expenses for individual and group life, annuity and health insurance products are associated with earned premiums and result in the recognition of profits over the expected lives of the policies and contracts.

Universal life-type policies are insurance contracts with terms that are not fixed and guaranteed. Amounts received as payments for such contracts are not reported as premium revenues. Revenues for universal life-type insurance contracts consist of policy charges for the cost of insurance, policy initiation and administration, surrender charges and other fees that have been assessed against policy account values. Policy benefits and claims that are charged to expense include interest credited to contracts and benefit claims incurred in the period in excess of related policy account balances.

Investment contracts do not subject the Company to risks arising from policyholder mortality or morbidity, and consist primarily of Guaranteed Investment Contracts ("GICs"), funding agreements and certain deferred annuities. Amounts received as payments for investment contracts are established as investment contract liability balances and are not reported as premium revenues. Revenues for investment contracts consist of investment income and policy administration charges. Investment contract benefits that are charged to expense include benefit claims incurred in the period in excess of related investment contract liability balances and interest credited to investment contract liability balances.

Fees and other revenues are earned for asset management services provided to retail and institutional clients based largely upon contractual rates applied to the market value of the client's portfolio. Additionally, fees and other revenues are earned for administrative services performed including

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

recordkeeping and reporting services for retirement savings plans. Fees and other revenues received for performance of asset management and administrative services are recognized as revenue when the service is performed.

Fees and other revenues arising from the residential mortgage banking operations consist of revenues earned for servicing and originating residential mortgage loans as well as marketing other products to servicing portfolio customers. Net revenues are also recognized upon the sale of residential mortgage loans and residential mortgage loan servicing rights and are recorded in fees and other revenues and determined using the specific identification basis. Servicing revenues are recognized as the mortgage loan is serviced over the life of the mortgage loan. Mortgage loans originated are sold in the secondary mortgage markets, shortly after origination. As a result, mortgage loan origination fee revenues are recognized when the mortgage loans are sold. Fee revenues received for marketing other products to servicing portfolio customers are recognized when the service is performed.

Deferred Policy Acquisition Costs

Commissions and other costs (underwriting, issuance and agency expenses and first-year bonus interest) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

Deferred policy acquisition costs for universal life-type insurance contracts and participating life insurance policies and investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of estimated gross profit margins. This amortization is adjusted retrospectively when estimates of current or future gross profits and margins to be realized from a group of products and contracts are revised. The deferred policy acquisition costs of non-participating term life insurance policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. Deferred policy acquisition costs would be written off to the extent that it is determined that future policy premiums and investment income or gross profit margins would not be adequate to cover related losses and expenses.

Reinsurance

The Company enters into reinsurance agreements with other companies in the normal course of business. The Company may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The Company is contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2001, 2000 and 1999, respectively, the Company had reinsured $15.6 billion, $13.2 billion, and $10.2 billion of life insurance in force, representing 12%, 9% and 7% of total net life insurance in force through a single third-party reinsurer. To minimize the possibility of losses, the Company evaluates the financial condition of its reinsurers and continually monitors concentrations of credit risk.

The effect of reinsurance on premiums and other considerations and policy and contract benefits and changes in reserves is as follows (in millions):

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

                                                               For the year ended December 31,
                                                   --------------------------------------------------------
                                                          2001               2000               1999
                                                   ------------------ ------------------ ------------------
Premiums and other considerations:
  Direct......................................          $4,329.9           $4,142.1            $3,990.0
  Assumed.....................................              56.0               24.6                 4.1
  Ceded.......................................            (263.6)            (170.3)              (56.5)
                                                   ------------------ ------------------ ------------------
Net premiums and other considerations.........          $4,122.3           $3,996.4            $3,937.6
                                                   ================== ================== ==================

Benefits, claims and settlement expenses:
  Direct......................................          $5,700.3           $5,387.8            $5,296.1
  Assumed.....................................               7.4                1.9                (1.3)
  Ceded.......................................            (225.6)            (157.4)              (33.9)
                                                   ------------------ ------------------ ------------------
Net benefits, claims and settlement expenses..          $5,482.1           $5,232.3            $5,260.9
                                                   ================== ================== ==================

Guaranty-Fund Assessments

Guaranty-fund assessments are accrued for anticipated assessments, which are estimated using data available from various industry sources that monitor the current status of open and closed insolvencies. The Company has also established an other asset for assessments expected to be recovered through future premium tax offsets.

Separate Accounts

The separate account assets and liabilities presented in the consolidated financial statements represent the fair market value of funds that are separately administered by the Company for contracts with equity, real estate and fixed-income investments. Generally, the separate account contract owner, rather than the Company, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to claims that arise out of any other business of the Company. The Company receives a fee for administrative, maintenance and investment advisory services that is included in the consolidated statements of operations. Net deposits, net investment income and realized and unrealized capital gains and losses on the Separate Accounts are not reflected in the consolidated statements of operations.

At December 31, 2001, the Separate Accounts included a separate account valued at $1.3 billion which primarily included shares of the Company's stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by the Company as part of the policy credits issued under the Company's demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Activity of the separate account shares is reflected in both the separate account assets and separate account liabilities and does not impact the Company's results of operations.

Income Taxes

The Company files a U.S. consolidated income tax return that includes all of its qualifying subsidiaries and has a policy of allocating income tax expenses and benefits to companies in the group generally based upon pro rata contribution of taxable income or operating losses. The Company is taxed at corporate rates on taxable income based on existing tax laws. Current income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities and net operating losses using enacted income tax rates and laws. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in operations in the period in which the change is enacted.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

Foreign Exchange

Assets and liabilities of the Company's foreign subsidiaries and affiliates denominated in non-U.S. dollars are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Resulting translation adjustments are reported as a component of stockholders' equity, along with any related hedge effects. Revenues and expenses for these entities are translated at the weighted average exchange rates for the year. Revenue, expense and other translation adjustments for foreign subsidiaries and affiliates with the U.S. dollar as the functional currency and foreign currency transactions that affect cash flows are reported in current operations, along with related hedge effects.

Pension and Postretirement Benefits

The Company accounts for its pension benefits and postretirement benefits other than pension (medical, life insurance and long-term care) using the full accrual method.

Property and Equipment

Property and equipment includes home office properties, related leasehold improvements, purchased and internally developed software and other fixed assets. Property and equipment use is shown in the consolidated statements of financial position at cost less allowances for accumulated depreciation. Provisions for depreciation of property and equipment are computed principally on the straight-line method over the estimated useful lives of the assets. Property and equipment and related accumulated depreciation are as follows (in millions):

                                            December 31,
                                          2001        2000
                                       ---------   ----------

Property and equipment................  $932.0       $924.6
Accumulated depreciation..............  (413.8)      (417.6)
                                       ---------   ----------
Property and equipment, net...........  $518.2       $507.0
                                       =========   ==========

Goodwill and Other Intangibles

Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the tangible net assets recorded in connection with acquisitions. These assets are amortized on a straight-line basis generally over 8 to 40 years. At December 31, 2001, the weighted-average amortization period for goodwill and other intangibles was 22.4 years and 36.8 years, respectively. The carrying amounts of goodwill and other intangibles are reviewed periodically for indicators of impairment in value, which in the view of management are other than temporary, including unexpected or adverse changes in the economic or competitive environments in which the Company operates and profitability analyses on the relevant subsidiary. If facts and circumstances suggest that a subsidiary's goodwill and other intangibles are impaired, the Company determines whether the sum of the estimated undiscounted future cash flows of the subsidiary are less than the carrying value. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value.

Goodwill and other intangibles, and related accumulated amortization, are as follows (in millions):

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

                                                     December 31,
                                                  2001         2000
                                              -----------  -----------

Goodwill.....................................  $   516.2    $   648.2
Other intangibles............................      852.7        818.8
                                              -----------  -----------
                                                 1,368.9      1,467.0
Accumulated amortization.....................     (140.5)       (91.1)
                                              -----------  -----------
Total goodwill and other intangibles, net....  $ 1,228.4    $ 1,375.9
                                              ===========  ===========

Effective January 1, 2002, the Company will adopt a non-amortization, impairment-only approach for goodwill and indefinite-lived intangible assets based on new accounting guidance issued in 2001 described later in Note 1.

Premiums Due and Other Receivables

Premiums due and other receivables include life and health insurance premiums due, reinsurance recoveries, guaranty funds receivable or on deposit, receivables from the sale of securities and other receivables.

Mortgage Loan Servicing Rights

Mortgage loan servicing rights represent the cost of purchasing or originating the right to service mortgage loans. These costs are capitalized and amortized to operations over the estimated remaining lives of the underlying loans using the interest method and taking into account appropriate prepayment assumptions. Capitalized mortgage loan servicing rights are periodically assessed for impairment, which is recognized in the consolidated statements of operations during the period in which impairment occurs by establishing a corresponding valuation allowance. For purposes of performing its impairment evaluation, the Company stratifies the servicing portfolio on the basis of specified predominant risk characteristics, including loan type and note rate. A valuation model is used to determine the fair value of each stratum. Cash flows are calculated using an internal prepayment model and discounted at a spread to London Inter-Bank Offer Rates. External valuations are obtained for comparison purposes.

Activity in the valuation allowance for mortgage loan servicing rights is summarized as follows (in millions):

                                  For the year ended December 31,
                                   2001        2000        1999
                                ----------  ----------  ----------

Balance at beginning of year...  $   2.3     $   2.9    $   56.1
Impairments....................    196.0         1.1         1.7
Recoveries.....................     (0.2)       (1.7)      (54.9)
                                ----------  ----------  ----------
Balance at end of year.........  $ 198.1     $   2.3    $    2.9
                                ==========  ==========  ==========

During 2001, impairments reflect the results of increased mortgage loan prepayments due to the continued reduction in market interest rates during the year.

Other Assets

Included in other assets are certain assets pending transfer or novation that are carried at fair value (see Note 2). The remainder of other assets are reported primarily at cost.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

1. Nature of Operations and Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the dilutive effect of stock options. The calculation of diluted earnings per share reflects the dilution that would have occurred had the stock options been exercised, resulting in the issuance of common stock.

Reclassifications

Reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.

Accounting Pronouncements Pending Adoption

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and amends Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), establishing a single accounting model for the disposal of long-lived assets. SFAS 144 generally retains the basic provisions of existing guidance, but broadens the presentation of any discontinued operations to include a component of an entity (rather than a segment of a business as defined in Opinion 30). The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and are not expected to have a significant impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. In 2001, the Company's amortization expense for goodwill and intangible assets was $54.7 million, of which $48.5 million will not continue after January 1, 2002. Additionally, SFAS 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually. This includes a more stringent impairment test methodology (fair value based on discounted cash flows) for measuring and recognizing impairment losses. The Company has estimated the impairment amount that will result from the adoption of SFAS 142 on January 1, 2002, and expects an after-tax impairment of approximately $300 million. The impairment will be recognized in the Company's first quarter 2002 consolidated financial statements as a cumulative effect of a change in accounting principle.

2. Mergers, Acquisitions, and Divestitures

Mergers and Acquisitions

During the past three years, the Company has acquired a number of businesses, all of which were recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the consolidated results from their respective acquisition dates.

The Company made various acquisitions during 2001 at purchase prices aggregating $12.0 million. Such acquired companies had total assets at December 31, 2001, and total 2001 revenue of $13.3 million and $3.9 million, respectively.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. Mergers, Acquisitions, and Divestitures (continued)

During 2000, various acquisitions of joint ventures were made by the Company at purchase prices aggregating $27.4 million. During 2000, the Company included $(2.0) million in net investment income representing the Company's share of current year net losses of the acquired joint ventures. These joint ventures are part of the unconsolidated entities described in Note 1.

On August 31, 1999, the Company acquired the outstanding stock of several companies affiliated with Bankers Trust Australia Group ("Acquired Companies") from Deutsche Bank AG at a purchase price of $1,445.6 million. In connection with the acquisition, the Company and Deutsche Bank AG agreed to the sale of the investment banking operations of the Acquired Companies to Macquarie Bank Limited, with net proceeds of $63.7 million from this transaction being included in the acquired assets.

The purchase price and $9.4 million of direct acquisition costs have been allocated to the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. The allocation included identifiable intangibles represented by management rights for the funds management business and the brand name of $897.4 million and $38.5 million of workforce intangibles, with $408.6 million of resulting goodwill, which are being amortized on a straight-line basis over 40, 8 and 25 years, respectively. Refinements in the allocation were made in 2000 as accounting completion and valuation studies were finalized.

Completion of the sale of the investment banking operations required the transfer or novation to Macquarie Bank Limited of the investment banking assets and liabilities of the Acquired Companies. The bulk of these were statutorily transferred on August 3, 1999, pursuant to the procedures laid down in the Financial Sector (Transfers of Business) Act ("the Act") of the Commonwealth of Australia. Certain assets and liabilities which are governed by a law other than that of Australia, or which the Act does not address, were excluded from the statutory transfer. For these assets and liabilities it has been necessary to effect individual transfers or novations, in some cases with the agreement of the relevant customers or counterparties. Pending such transfers or novations, the Company agreed, as part of the sale of the investment banking operations, that these assets and liabilities will remain in the name of one of the Acquired Companies, but all economic risks and benefits associated with them will be assumed and a related indemnification provided by Macquarie Bank Limited. In addition, the Company may rely upon Deutsche Bank AG to ensure that the Company does not suffer any claim or loss related to the investment banking operations sold, including the assets and liabilities, respectively, that will remain in the name of the Acquired Companies pending transfer or novation. These assets and liabilities which remain in the name of one of the Acquired Companies and aggregated $148.3 million and $53.8 million, respectively, at December 31, 2001, are reported at fair value and included in other assets and other liabilities in the Company's consolidated statement of financial position, with a net payable to Deutsche Bank AG of $94.5 million. At December 31, 2000, these assets and liabilities aggregated $424.1 million and $122.8 million, respectively, with a net payable to Macquarie Bank Limited of $204.5 million and a net payable to Deutsche Bank AG of $96.8 million.

On November 24, 1999, the Company purchased all of the outstanding units of BT Hotels in response to a hostile buyout offer. At that time, the intent of the Company's management was to immediately resyndicate the trust or resell the trust properties, therefore, the Company recorded 100% ownership of BT Hotels under the cost method. As of December 31, 2001, all due diligence and active bids to sell were ceased and BT Hotels was fully consolidated into the Company's financial statements, which did not have a material impact on total assets and revenue.

During 1999, various other acquisitions were made by the Company at purchase prices aggregating $121.5 million. Such acquired companies had total assets of $126.9 million at December 31, 1999, and total revenue of $11.2 million during 1999.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. Mergers, Acquisitions, and Divestitures (continued)

Divestitures

On November 30, 2001, the Company announced it had entered into an agreement to sell its remaining stake of approximately 15.0 million shares of Coventry Health Care, Inc. common stock. The transaction was completed in the first quarter of 2002 (see Note 19 for details of the transaction). Effective April 1, 1998, the Company transferred substantially all of its managed care operations to Coventry Corporation in exchange for a non-majority ownership position in the resulting entity, Coventry Health Care, Inc. In September 2000, the Company sold a portion of its equity ownership position, which reduced its ownership to approximately 25% and resulted in a realized capital gain of $13.9 million, net of tax. The investment in Coventry Health Care, Inc. was $146.0 million and $122.9 million at December 31, 2001 and 2000, respectively.

On September 25, 2001, the Company disposed of all the stock of PT Asuransi Jiwa Principal Indonesia, a subsidiary in Indonesia. The Company currently has no business operations in Indonesia. Total assets of the Company's operations in Indonesia as of June 30, 2001, were $3.4 million. The Company included nominal revenues and net loss from operations in Indonesia in the consolidated results of operations for the years ended December 31, 2000 and 1999.

On February 15, 2001, the Company disposed of all the stock of Principal International Espana, S.A. de Seguros de Vida, a subsidiary in Spain, for nominal proceeds, resulting in a net realized capital loss of $38.4 million, ceasing the business operations in Spain. Total assets of the operations in Spain as of December 31, 2000, were $222.7 million. The Company included revenues of $49.4 million and $51.7 million in the results of operations for the years ended December 31, 2000 and 1999, respectively. The Company included a net loss of $1.2 million and net income of $0.9 million in the results of operations for the years ended December 31, 2000 and 1999, respectively.

Beginning January 1, 2000, the Company ceased new sales of Medicare supplement insurance and effective July 1, 2000, the Company entered into a reinsurance agreement to reinsure 100% of the Medicare supplement insurance block of business. Medicare supplement insurance premiums were $98.4 million for the six months ended June 30, 2000, and $164.6 million for the year ended December 31, 1999.

3. Investments

Fixed Maturities and Equity Securities

The cost, gross unrealized gains and losses and fair value of fixed maturities and equity securities available-for-sale as of December 31, 2001 and 2000, are summarized as follows (in millions):

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

                                                              Gross            Gross
                                                           unrealized       unrealized
                                              Cost            gains           losses          Fair value
                                        ---------------- ---------------- ---------------- ----------------
   December 31, 2001
   Fixed maturities:
     U.S. Government and agencies......    $      15.4      $       0.1      $       0.1      $      15.4
     Foreign governments...............          876.5             53.0              3.2            926.3
     States and political subdivisions.          302.1             20.1              4.7            317.5
     Corporate - public................       13,049.2            513.6            160.4         13,402.4
     Corporate - private...............        9,030.8            325.6            124.3          9,232.1
     Mortgage-backed and other
       asset-backed securities.........        5,891.3            253.5             26.2          6,118.6
                                        ---------------- ---------------- ---------------- ----------------
   Total fixed maturities..............    $  29,165.3      $   1,165.9      $     318.9      $  30,012.3
                                        ================ ================ ================ ================
   Total equity securities.............    $     899.1      $      15.7      $      81.2      $     833.6
                                        ================ ================ ================ ================
   December 31, 2000
   Fixed maturities:
     U.S. Government and agencies......    $      23.2      $       0.1      $       0.2      $      23.1
     Foreign governments...............          895.7             27.5              5.3            917.9
     States and political subdivisions.          287.4             12.5              4.2            295.7
     Corporate - public................        9,027.2            219.5            129.4          9,117.3
     Corporate - private...............        9,809.9            209.0            206.0          9,812.9
     Mortgage-backed and other
       asset-backed securities.........        6,496.1            211.2             34.3          6,673.0
                                        ---------------- ---------------- ---------------- ----------------
   Total fixed maturities..............    $  26,539.5      $     679.8      $     379.4      $  26,839.9
                                        ================ ================ ================ ================
   Total equity securities.............    $     805.9      $     191.2      $     254.2      $     742.9
                                        ================ ================ ================ ================

The cost and fair value of fixed maturities available-for-sale at December 31, 2001, by expected maturity, were as follows (in millions):

                                                      Cost      Fair value
                                                    ----------  -----------
Due in one year or less............................ $ 1,393.7   $   1,403.3
Due after one year through five years..............  10,646.0      10,977.3
Due after five years through ten years.............   5,748.4       5,933.8
Due after ten years................................   5,485.9       5,579.3
                                                    ----------  -----------
                                                     23,274.0      23,893.7
Mortgage-backed and other asset-backed securities..   5,891.3       6,118.6
                                                    ----------  -----------
Total.............................................. $29,165.3   $  30,012.3
                                                    ==========  ===========

The above summarized activity is based on expected maturities. Actual maturities may differ because borrowers may have the right to call or pre-pay obligations.

Corporate private placement bonds represent a primary area of credit risk exposure. The corporate private placement bond portfolio is diversified by issuer and industry. The Company monitors the restrictive bond covenants which are intended to regulate the activities of issuers and control their leveraging capabilities.

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

Net Investment Income

Major categories of net investment income are summarized as follows (in millions):

                                           For the year ended December 31,
                                            2001        2000        1999
                                          ---------   ---------   ---------

Fixed maturities, available-for-sale....  $2,207.0    $1,880.7    $1,712.4
Equity securities, available-for-sale...      27.7        72.6        46.2
Mortgage loans..........................     884.2     1,022.9     1,111.1
Real estate.............................     178.2       171.3       187.5
Policy loans............................      57.5        55.1        50.2
Cash and cash equivalents...............      32.7        32.3        25.9
Other...................................     110.7        76.1        55.3
                                          ---------   ---------   ---------
                                           3,498.0     3,311.0     3,188.6

Less investment expenses................    (103.5)     (138.7)     (116.6)
                                          ---------   ---------   ---------
Net investment income...................  $3,394.5    $3,172.3    $3,072.0
                                          =========   =========   =========

Net Realized Capital Gains and Losses

The major components of net realized capital gains (losses) on investments are summarized as follows (in millions):

                                          For the year ended December 31,
                                            2001       2000       1999
                                          --------   --------   --------

Fixed maturities, available-for-sale:
  Gross gains...........................  $  75.8    $  29.1    $  31.2
  Gross losses..........................   (408.8)    (155.0)    (128.1)
Fixed maturities, trading:
  Gross gains...........................      0.9        -          -
  Gross losses..........................     (0.1)       -          -
Equity securities, available-for-sale:
  Gross gains...........................      9.4       84.2      408.7
  Gross losses..........................    (76.9)      (5.0)     (25.7)
Mortgage loans..........................     10.7        8.6       (8.4)
Real estate.............................    (19.0)      82.3       56.4
Other, including unrealized derivative
  gains (losses)........................   (106.0)      95.7       70.4
                                          --------   --------   --------
Net realized capital gains (losses).....  $(514.0)   $ 139.9    $ 404.5
                                          ========   ========   ========

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities were $5.7 billion, $5.7 billion and $5.5 billion in 2001, 2000 and 1999, respectively. Of the 2001, 2000 and 1999 proceeds, $1.6 billion, $2.6 billion and $3.8 billion, respectively, relates to sales of mortgage-backed securities. The Company actively manages its mortgage-backed securities portfolio to control prepayment risk. Gross gains of $22.5 million, $2.0 million and $2.1 million and gross losses of $5.0 million, $40.1 million and $60.3 million in 2001, 2000 and 1999, respectively, were realized on sales of mortgage-backed securities.

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

The Company recognizes impairment losses for fixed maturities and equity securities when declines in value are other than temporary. Realized losses related to other than temporary impairments were $227.4 million and $6.1 million in 2001 and 2000, respectively. There were no other than temporary impairments in 1999.

In December 2001, Enron Corp., along with certain of its subsidiaries, filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. Included in the $227.4 million of realized losses in 2001 for other than temporary impairments, $71.9 million related to the Company's exposure to Enron Corp. and Enron related entities. Also included in net realized capital gains and losses in 2001 was $65.8 million related to the sale of Enron investments. As of December 31, 2001, the remaining carrying amount of the Company's investment in Enron Corp. and Enron related entities was $45.5 million.

On September 11, 2001, terrorist attacks in the U.S. resulted in significant loss of life and property, as well as interruption of business activities and an overall disruption of the world economy. Some of the assets in the Company's investment portfolio may be adversely affected by further declines in the securities markets and economic activity caused by the terrorist attacks and heightened security measures.

On December 31, 2001, the Company held corporate fixed maturity securities in the following sectors impacted most significantly by the September 11, 2001 terrorist attacks (carrying amounts noted in parenthesis): airlines ($245.9 million in public debt and $208.3 million in private debt), comprised mostly of equipment trust certificate transactions secured by aircraft; airline manufacturers and equipment providers ($239.0 million), comprised of public and private unsecured debt; property and casualty insurance companies ($28.9 million), comprised of public unsecured debt; and hotels and gaming companies ($168.9 million), comprised of public and private debt secured by hotel properties. As of December 31, 2001, the Company has not recognized any related other-than-temporary impairment of these assets.

Net Unrealized Gains and Losses

The net unrealized gains and losses on investments in fixed maturities and equity securities available-for-sale are reported as a separate component of equity, reduced by adjustments to deferred policy acquisition costs and unearned revenue reserves that would have been required as a charge or credit to operations had such amounts been realized and a provision for deferred income taxes.

The cumulative amount of net unrealized gains and losses on available-for-sale securities is as follows (in millions):

                                                                           December 31,
                                                                        2001         2000
                                                                     ----------   ----------

Net unrealized gains on fixed maturities, available-for-sale (1)....  $827.0       $283.9
Net unrealized losses on equity securities, available-for-sale,
  including seed money in separate accounts.........................   (42.4)       (48.9)
Adjustments for assumed changes in amortization patterns:
  Deferred policy acquisition costs.................................  (104.6)       (43.2)
  Unearned revenue reserves.........................................     7.2          2.8
Net unrealized losses on derivative instruments.....................   (52.5)        (6.7)
Provision for deferred income taxes.................................  (214.4)       (58.0)
                                                                     ---------    ---------
Net unrealized gains on available-for-sale securities...............  $420.3       $129.9
                                                                     =========    =========

------------------
(1) Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Commercial Mortgage Loans

Commercial mortgage loans represent a primary area of credit risk exposure. At December 31, 2001 and 2000, the commercial mortgage portfolio is diversified by geographic region and specific collateral property type as follows (dollars in millions):

                                                        December 31,
                                               2001                     2000
                                       ---------------------   ----------------------
                                        Carrying    Percent     Carrying     Percent
                                         amount     of total     amount      of total
                                       ----------  ---------   ----------   ---------
   Geographic distribution
   New England........................  $  327.4      3.4%     $   495.9       4.6%
   Middle Atlantic....................   1,606.3     16.5        1,664.9      15.5
   East North Central.................     930.1      9.5        1,006.2       9.3
   West North Central.................     397.8      4.1          439.9       4.1
   South Atlantic.....................   2,403.0     24.7        2,630.5      24.4
   East South Central.................     338.5      3.5          384.5       3.6
   West South Central.................     769.0      7.9          886.4       8.2
   Mountain...........................     637.7      6.5          600.2       5.6
   Pacific............................   2,421.3     24.8        2,774.8      25.7
   Valuation allowance................     (90.7)    (0.9)        (108.0)     (1.0)
                                       ----------  ---------   ----------   ---------
   Total..............................  $9,740.4    100.0%     $10,775.3     100.0%
                                       ==========  =========   ==========   =========

   Property type distribution
   Office.............................  $3,252.5     33.4%     $ 3,273.5      30.4%
   Retail.............................   3,106.5     31.9        3,612.7      33.5
   Industrial.........................   2,948.9     30.3        3,381.6      31.4
   Apartments.........................     349.8      3.6          419.7       3.9
   Hotel..............................      61.6      0.6           65.6       0.6
   Mixed use/other....................     111.8      1.1          130.2       1.2
   Valuation allowance................     (90.7)    (0.9)        (108.0)     (1.0)
                                       ----------  ---------   ----------   ---------
   Total..............................  $9,740.4    100.0%     $10,775.3     100.0%
                                       ==========  =========   ==========   =========

Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is established for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The provision for losses is reported as a net realized capital loss.

Mortgage loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries are credited to the allowance for losses. The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may change.

                       Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

A summary of the changes in the commercial and residential mortgage loan allowance for losses is as follows (in millions):

                                                     December 31,
                                              2001        2000        1999
                                           ---------   ---------   ---------

Balance at beginning of year............    $110.4      $117.8      $113.0
Provision for losses....................      11.2         5.4         9.2
Releases due to write-downs, sales and
  foreclosures..........................     (29.3)      (12.8)       (4.4)
                                           ---------   ---------   ---------
Balance at end of year..................    $ 92.3      $110.4      $117.8
                                           =========   =========   =========

Residential Mortgage Banking Activities

The Company was servicing approximately 741,000 and 582,000 residential mortgage loans with aggregate principal balances of approximately $80,530.5 million and $55,987.4 million at December 31, 2001 and 2000, respectively. In connection with these mortgage servicing activities, the Company held funds in trust for others totaling approximately $508.9 million and $343.8 million at December 31, 2001 and 2000, respectively. As of December 31, 2001, $457.1 million of the funds held in trust were held in the Company's banking subsidiary. In connection with its loan administration activities, the Company advances payments of property taxes and insurance premiums and also advances principal and interest payments to investors in advance of collecting funds from specific mortgagors. In addition, the Company makes certain payments of attorney fees and other costs related to loans in foreclosure. These amounts receivable are recorded, at cost, as advances on serviced loans. Amounts advanced are considered in management's evaluation of the adequacy of the mortgage loan allowance for losses.

In June 2000, the Company, through its mortgage banking segment, created a special purpose bankruptcy remote entity, Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), to provide an off-balance sheet source of funding for the Company's residential mortgage loan production. The Company sells eligible residential mortgage loans to PRMCR, where they are warehoused until sold to the final investor. The Company sold $38.0 billion and $5.3 billion in mortgage loans to PRMCR in 2001 and 2000, respectively. The maximum amount of mortgage loans, which can be warehoused in PRMCR, has increased from $1.0 billion at inception to $4.0 billion as of December 31, 2001. PRMCR held $3.0 billion in mortgage loans held for sale as of December 31, 2001. The portfolio of loans held for sale by PRMCR must meet portfolio criteria, eligibility representations, and portfolio aging limitations. Based on these eligibility representations, the Company is required to repurchase ineligible loans from PRMCR.

PRMCR is capitalized by equity certificates owned by third party investors not affiliated with the Company or its affiliates, directors or officers and thus, is not consolidated with the Company. The equity holders bear the risk of loss on defaulted mortgages. At December 31, 2001, PRMCR had outstanding equity certificates of $193.0 million. PRMCR also issues short-term secured liquidity notes as well as medium term notes to provide funds for its purchase of mortgage loans from the Company. At December 31, 2001, PRMCR had outstanding secured liquidity notes of $1.3 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. All borrowings are collateralized by the assets of PRMCR.

The Company paid a commitment fee to PRMCR based on the overall warehouse limit. PRMCR used a portion of the fee to fund a cash collateral account maintained at PRMCR. These funds are available as additional collateral to cover credit related losses on defaulted loans. The balance in the account was $24.0 million at December 31, 2001. Any remaining amounts in the cash collateral account will be returned to the Company upon the termination of PRMCR. This right to the return of the cash collateral amount is reflected in other assets on the Company's consolidated statements of financial position.

                       Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

The Company maintains a right to the servicing of the mortgage loans held by PRMCR and upon the sale of the majority of the mortgage loans to the final investors. In addition, the Company performs certain secondary marketing, accounting and various administrative functions on behalf of PRMCR. As servicer, the Company receives a monthly servicing fee, and may receive an excess servicing fee if funds are available within PRMCR. Additionally, as servicer the Company is required to advance to PRMCR those payments due from borrowers, but not received, as of specified cut-off dates. The Company received $12.6 million and $2.2 million in servicing fees from PRMCR in 2001 and 2000, respectively.

In order to hedge interest rate risk and non-credit related market value risk associated with its inventory of mortgage loans held for sale, PRMCR entered into swaps with counterparties not affiliated with the Company or PRMCR. The swap counterparties are required to maintain certain minimum ratings as approved by the rating agencies. Through separate swap agreements with the swap counterparties that mirror the original swaps with PRMCR, the interest rate risk and non-credit related market value components are swapped back to the Company.

In October 2000, the Company, through its mortgage banking segment, created a wholly-owned, unconsolidated qualifying special purpose entity, Principal Residential Mortgage Funding, LLC ("PRMF"), to provide an off-balance sheet source of funding for up to $250.0 million of qualifying delinquent mortgage loans. The limit was increased to $357.0 million in December 2001. The Company sells qualifying delinquent loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust. The Trust funds its acquisitions of the mortgage loans by selling participation certificates, representing an undivided interest in the Trust, to commercial paper conduit purchasers, who are not affiliated with the Company or any of its affiliates, directors or officers. At December 31, 2001, PRMF held $273.5 million in mortgage loans and had outstanding participation certificates of $256.9 million.

Mortgage loans typically remain in the Trust until they are processed through the foreclosure claim process, are paid-off or reinstate. Loans that reinstate are no longer eligible to remain in the Trust and are required to be removed by the Company at fair market value at the monthly settlement date following reinstatement.

The Company is retained as the servicer of the mortgage loans and also performs accounting and various administrative functions on behalf of PRMF, in its capacity as the managing member of PRMF. As the servicer, the Company receives a servicing fee pursuant to the pooling and servicing agreement. The Company may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. At December 31, 2001, the Company's residual interest in such cash flows was $21.5 million and was recorded in other investments on the Company's consolidated statements of financial position. The value of the residual interest was based on the net present value of expected cash flows from PRMF, as well as estimates of foreclosure losses associated with the related loans. The Company is required to advance funds for payment of interest on the participation certificates and other carrying costs, if sufficient cash is not available in the collection account to meet this obligation.

The Company and the Trust are parties to a cost of funds hedge agreement. The Company pays the weighted average cost of funds on the participation certificates plus fees and expenses and receives the indicated swap bid rate, subject to a cap.

                      Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

Real Estate

Real estate holdings and related accumulated depreciation are as follows (in millions):

                                          December 31,
                                     2001               2000
                              ------------------- ------------------
Investment real estate.......       $  905.1            $  822.2
Accumulated depreciation.....         (114.1)             (117.1)
                              ------------------- ------------------
                                       791.0               705.1
Properties held for sale.....          390.8               695.4
                              ------------------- ------------------
Real estate, net.............       $1,181.8            $1,400.5
                              =================== ==================

Other Investments

Other investments include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Joint ventures in which the Company has an interest have mortgage loans with the Company of $347.7 million and $612.1 million at December 31, 2001 and 2000, respectively. The Company is committed to providing additional mortgage financing for such joint ventures aggregating $171.8 million and $71.5 million at December 31, 2001 and 2000, respectively.

4. Securitization Transactions

Commercial Mortgage Loans

The Company sells commercial mortgage loans in securitization transactions and retains primary servicing responsibilities and other interests. The Company receives annual servicing fees approximating 0.01 percent, which approximates cost. The investors and the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The value of the Company's retained interests is subject primarily to credit risk.

In 2001 and 2000, the Company recognized gains of $18.3 million and $0.7 million, respectively, on the securitization of commercial mortgage loans.

Key economic assumptions used in measuring the retained interests at the date of securitization resulting from transactions completed included a cumulative default rate between four and eight percent during 2001 and between five and eight percent during 2000. The assumed range of the loss severity, as a percentage of defaulted loans, was between 12 and 25 percent during 2001 and between 13 and 25 percent during 2000. The low end of the loss severity range relates to a portfolio of seasoned loans. The high end of the loss severity range relates to a portfolio of newly issued loans.

At December 31, 2001, the fair values of retained interests related to the securitizations of commercial mortgage loans were $170.5 million. Key economic assumptions and the sensitivity of the current fair values of residual cash flows were tested to one and two standard deviations from the expected rates. The changes in the fair values at December 31, 2001, as a result of these assumptions were not significant.

Residential Mortgage Loans

The Company sells residential mortgage loans and retains servicing responsibilities pursuant to the terms of the applicable agreements. The Company receives annual servicing fees approximating 0.4 percent of the outstanding principal balances on the underlying loans. These sales are generally transacted

                     Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

4. Securitization Transactions (continued)

on a non-recourse basis. The value of the servicing rights is subject to prepayment and interest rate risks on the transferred assets.

In 2001 and 2000, the Company recognized gains of $218.8 million and $9.4 million, respectively, on the sales of residential mortgage loans.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the date of loan sale for sales completed in 2001 and 2000 were as follows:

                                             2001              2000
                                       ------------------------------------
Weighted average life (years)........        7.84              6.87
Weighted average prepayment speed....        9.48%            11.81%
Yield to maturity discount rate......        7.45%            10.74%

Prepayment speed is the constant prepayment rate that results in the weighted average life disclosed above.

At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights to immediate 10 and 20 percent adverse changes in those assumptions are as follows (dollars in millions):

 Fair value of mortgage servicing rights..................   $1,811.0
 Expected weighted average life (in years)................        6.8
 Prepayment speed.........................................       11.10%
 Decrease in fair value of 10% adverse change.............   $   67.3
 Decrease in fair value of 20% adverse change.............   $  128.9
 Yield to maturity discount rate..........................        8.86%
 Decrease in fair value of 10% adverse change.............   $  130.0
 Decrease in fair value of 20% adverse change.............   $  260.1

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. For example, changes in prepayment speed estimates could result in changes in the discount rate.

Margin Lending

The Company sells loans under its margin loan securitization program and retains primary servicing responsibilities and subordinated interests. The Company receives servicing distributions approximating 0.3 percent of the outstanding balance and rights to future cash flows through an excess distribution from the trust, representing the balance remaining after all interest and fees of the trust have been accounted for. The Company's retained interests are subordinated to investors' interests. Retained interests equate to 7% of the outstanding loan balances, of which the Company earns a return of 2.0% over the Australian 30 day Bank Bill swap rate. The investors and the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The value of the Company's retained interests is subject to market risk and all positions are primarily hedged. No gains or losses on the transaction have been realized to date.

The fair values of the retained interests, $37.8 million at December 31, 2001, are based upon the Company's relative ownership percentage of the outstanding loan balances. At December 31, 2001, the Company utilized the present

                     Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

4. Securitization Transactions (continued)

value of expected future cash flows as a valuation technique to assess the sensitivity of the fair values of retained interests. Key economic assumptions used in measuring the retained interests included interest margin, credit losses, terminations and discount rates, and the resulting changes to the fair values were not significant.

Securitization Transactions Cash Flow

The table below summarizes cash flows for securitization transactions and cash flows received from and paid to securitization trusts (in millions):

                                                         For the year ended
                                                             December 31,
                                                          2001        2000
                                                        ---------   ---------

Proceeds from new securitizations.....................  $39,252.1   $ 9,658.2
Proceeds from advances on margin loans previously
  securitized.........................................       86.4        16.1
Servicing fees received...............................      309.5       239.3
Other cash flows received on retained interests.......       61.4        42.8

5. Derivatives Held or Issued for Purposes Other Than Trading

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

The Company's derivative transactions are generally documented under International Swaps and Derivatives Association, Inc. Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, the Company is permitted to set off its receivable from a counterparty against its payables to the same counterparty arising out of all included transactions.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. Derivatives Held or Issued for Purposes Other Than Trading (continued)

The notional amounts and credit exposure of the Company's derivative financial instruments by type are as follows (in millions):

                                                            December 31,
                                                         2001         2000
                                                     ----------   ----------
Notional amounts of derivative instruments with
  regard to U.S. operations
Foreign currency swaps............................   $  4,091.9   $  2,745.0
Interest rate floors..............................      3,400.0      2,450.0
Interest rate swaps...............................      3,522.5      2,391.5
Mortgage-backed forwards and options..............      9,250.7      1,898.3
Swaptions.........................................      3,570.0        697.7
Bond forwards.....................................        357.4          -
Interest rate lock commitments....................      2,565.9          -
Call options......................................         30.0         30.0
U.S. Treasury futures.............................        186.6        183.2
Currency forwards.................................        380.0         39.4
Treasury rate guarantees..........................         88.0         60.0
Other.............................................         25.0          -
                                                     ----------    ---------
                                                       27,468.0     10,495.1

Notional amounts of derivative instruments with
  regard to international operations
Foreign currency swaps............................         13.4        665.0
Interest rate swaps...............................          -          665.0
Currency forwards.................................          -          380.0
                                                     ----------    ---------
                                                           13.4      1,710.0
                                                     ----------    ---------
Total notional amounts at end of year.............   $ 27,481.4   $ 12,205.1
                                                     ==========   ==========

Credit exposure of derivative instruments with
  regard to U.S. operations
Foreign currency swaps............................   $    101.1   $     45.3
Interest rate floors..............................         13.2         20.0
Interest rate swaps...............................         78.4         14.1
Mortgage-backed forwards and options..............         41.7          -
Swaptions.........................................          8.7         11.8
Call options......................................          8.9         12.3
Currency forwards.................................         55.3          5.5
Other.............................................          0.1          -
                                                     ----------   ----------
                                                          307.4        109.0

Credit exposure of derivative instruments with
  regard to international operations
Foreign currency swaps............................          -           28.4
Interest rate swaps...............................          -           39.1
Currency forwards.................................          -           26.2
                                                     ----------   ----------
                                                            -           93.7
                                                     ----------   ----------
 Total credit exposure at end of year.............   $    307.4   $    202.7
                                                     ==========   ==========

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. Derivatives Held or Issued for Purposes Other Than Trading (continued)

The net interest effect of interest rate and currency swap transactions is recorded as an adjustment to net investment income or interest expense, as appropriate, over the periods covered by the agreements. The cost of derivative instruments related to residential mortgage loan servicing rights is included in the basis of the derivatives. These derivatives are marked-to-market with the changes in market value reported in operating expenses on the consolidated statements of operations.

The fair value of the Company's derivative instruments, identified as hedges and classified as assets at December 31, 2001, was $409.9 million. Of this amount, the fair value of derivatives related to investment hedges was $100.8 million and was reported with other invested assets on the consolidated statement of financial position. The fair value of derivatives related to residential mortgage loan servicing rights and residential mortgage loans was $182.3 million and the fair value of derivatives related to debt serviced by Australian dollars was $126.8 million. Both are reported with other assets on the consolidated statement of financial position. The fair value of derivative instruments classified as liabilities at December 31, 2001, was $449.7 million and was reported with other liabilities on the consolidated statement of financial position.

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

In 2001, the Company recognized a pre-tax net gain of $95.5 million relating to its fair value hedges. This includes a net gain of $151.7 million related to the ineffective portion of its fair value hedges of residential mortgage loan servicing rights and a net loss of $43.6 million related to the change in the value of the servicing hedges that was excluded from the assessment of hedge effectiveness. The net gain on servicing hedges was reported with operating expenses on the consolidated statement of operations. The net gain of $95.5 million also includes a net loss of $12.6 million related to the ineffective portion of the Company's investment hedges, which was reported with net realized capital gains (losses) on the consolidated statement of operations.

Cash Flow Hedges

The Company also utilizes floating-to-fixed rate interest rate swaps to match cash flows.

The Company enters into currency exchange swap agreements to convert both principal and interest payments of certain foreign denominated assets and liabilities into U.S. dollar denominated fixed-rate instruments to eliminate the exposure to future currency volatility on those items.

In 2001, the Company recognized a $5.8 million after-tax decrease in value related to cash flow hedges in accumulated other comprehensive income. During this time period, none of the Company's cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. The Company has not reclassified amounts from accumulated comprehensive income into earnings in the past twelve months, and it does not expect to reclassify any amounts in the next twelve months.

                         Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. Derivatives Held or Issued for Purposes Other Than Trading (continued)

In most cases, zero hedge ineffectiveness for cash flow hedges is assumed because the derivative instrument was constructed such that all terms of the derivative match the hedged risk in the hedged item. As a result, the Company has recognized an immaterial amount in earnings due to cash flow hedge ineffectiveness.

The transition adjustment for the adoption of SFAS 133 resulted in a decrease to other comprehensive income of $36.9 million ($24.0 million after tax) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. In 2001, $8.9 million ($5.8 million after tax) of loss representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges decreased accumulated other comprehensive income resulting in an ending balance of $(45.8) million ($(29.7) million after tax) at December 31, 2001.

Derivatives Not Designated as Hedging Instruments

The Company attempts to match the timing of when interest rates are committed on insurance products, residential mortgage loans and other new investments. However, timing differences may occur and can expose the Company to fluctuating interest rates. To offset this risk, the Company uses mortgage-backed forwards, over-the-counter options on mortgage-backed securities, U.S. Treasury futures contracts, options on Treasury futures, Treasury rate guarantees and interest rate floors to economically hedge anticipated transactions and to manage interest rate risk. Futures contracts are marked-to-market and settled daily, which minimizes the counterparty risk. Forward contracts are marked-to-market no less than quarterly. The Company's interest rate lock commitments on residential mortgage loans are also accounted for as derivatives.

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

Although the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under SFAS 133. As such, periodic changes in the market value of these instruments flow directly into net income. In 2001, gains of $68.3 million were recognized in income from market value changes of derivatives not receiving hedge accounting treatment.

6. Closed Block

In connection with its 1998 MIHC formation, Principal Life formed a Closed Block to provide reasonable assurance to policyholders included therein that, after the formation of the MIHC, assets would be available to maintain dividends in aggregate in accordance with the 1997 policy dividend scales, if the experience underlying such scales continued. Assets of Principal Life were allocated to the Closed Block in an amount that produces cash flows which, together with anticipated revenue from policies and contracts included in the Closed Block, were expected to be sufficient to support the Closed Block policies, including but not limited to, provisions for payment of claims, certain expenses, charges and taxes, and to provide for continuation of policy and contract dividends in aggregate in accordance with the 1997 dividend scales, if the experience underlying such scales continues, and to allow for appropriate adjustments in such scales, if such experience changes. Due to adjustable life policies being included in the Closed Block, the Closed Block is charged with amounts necessary to properly fund for certain adjustments, such as face amount and premium increases, that are made to these policies after the Closed Block inception date. These amounts are referred to as Funding Adjustment Charges and are treated as capital transfers from the Closed Block.

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

6. Closed Block (continued)

Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block. Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held by the Company. Principal Life will continue to pay guaranteed benefits under all policies, including the policies within the Closed Block, in accordance with their terms. If the assets allocated to the Closed Block, the investment cash flows from those assets and the revenues from the policies included in the Closed Block, including investment income thereon, prove to be insufficient to pay the benefits guaranteed under the policies included in the Closed Block, Principal Life will be required to make such payments from its general funds. No additional policies were added to the Closed Block, nor was the Closed Block affected in any other way, as a result of the demutualization.

A policyholder dividend obligation is required to be established for earnings in the Closed Block that are not available to shareholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income). If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a policyholder dividend obligation. This policyholder dividend obligation represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2001, cumulative actual earnings, including consideration of net unrealized gains, has been less than cumulative expected earnings. Therefore, no policyholder dividend obligation has been recognized.

                        Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

6. Closed Block (continued)

Closed Block liabilities and assets designated to the Closed Block are as follows:

                                                          December 31,
                                                       2001       2000
                                                     --------   --------
                                                         (in millions)
Closed Block liabilities
Future policy benefits and claims.................   $5,248.7   $5,051.5
Other policyholder funds..........................       20.3        4.8
Policyholder dividends payable....................      376.6      402.2
Other liabilities.................................       11.8       22.6
                                                     --------   --------
  Total Closed Block liabilities..................    5,657.4    5,481.1

Assets designated to the Closed Block
Fixed maturities, available-for-sale..............    2,466.3    2,182.2
Equity securities, available-for-sale.............       23.4        -
Mortgage loans....................................      880.0      919.4
Real estate.......................................        -          0.2
Policy loans......................................      792.5      770.0
Other investments.................................        6.9        1.1
                                                     --------   --------
  Total investments...............................    4,169.1    3,872.9

Cash and cash equivalents (deficit)...............       (8.0)      22.7
Accrued investment income.........................       77.2       72.3
Deferred tax asset................................       80.8       97.8
Premiums due and other receivables................       33.3       33.8
                                                     --------   --------
  Total assets designated to the Closed Block.....    4,352.4    4,099.5
                                                     --------   --------

Excess of Closed Block liabilities over assets
  designated to the Closed Block..................    1,305.0    1,381.6

Amounts included in other comprehensive
  income..........................................       43.6       27.2
                                                     --------   --------
Maximum future earnings to be recognized from
  Closed Block assets and liabilities.............   $1,348.6   $1,408.8
                                                     ========   ========

                       Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

6. Closed Block (continued)

Closed Block revenues and expenses were as follows:

                                             For the year ended December 31,
                                              2001        2000        1999
                                           ----------  ----------  ----------
                                                     (in millions)
Revenues
Premiums and other considerations.......   $  742.1    $  752.4    $   764.4
Net investment income...................      311.8       289.9        269.2
Net realized capital losses.............      (19.7)       (4.9)        (2.0)
                                           ----------  ----------  ----------
  Total revenues........................    1,034.2     1,037.4      1,031.6

Expenses
Benefits, claims, and settlement
  expenses..............................      614.4       601.2        614.6
Dividends to policyholders..............      305.8       307.7        295.9
Operating expenses......................       12.7        13.6         13.2
                                           ----------  ----------  ----------
  Total expenses                              932.9       922.5        923.7
                                           ----------  ----------  ----------

Closed Block revenue, net of Closed
  Block expenses, before income taxes..       101.3       114.9        107.9
Income taxes............................       33.5        38.4         37.0
                                           ----------  ----------  ----------
Closed Block revenue, net of Closed
  Block expenses and income taxes.......       67.8        76.5         70.9
Funding adjustment charges..............       (7.6)      (12.0)       (12.2)
                                           ----------  ----------  ----------
Closed Block revenue, net of Closed
  Block expenses, income tax and
  funding adjustment charges............   $   60.2    $   64.5    $    58.7
                                           ==========  ==========  ==========

The change in maximum future earnings of the Closed Block was as follows:

                                            December 31,
                                         2001         2000
                                      ----------   ----------
                                                   (in millions)

Beginning of year..................   $1,408.8     $1,473.3
End of year........................    1,348.6      1,408.8
                                      ----------   ----------
Change in maximum future earnings..   $  (60.2)    $  (64.5)
                                      ==========   ==========

Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

                      Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

7. Deferred Policy Acquisition Costs

Policy acquisition costs deferred and amortized in 2001, 2000 and 1999 are as follows (in millions):

                                                  December 31,
                                           2001        2000        1999
                                        ----------  ----------  ----------

Balance at beginning of year..........  $1,333.3    $1,430.9    $1,104.7
Cost deferred during the year.........     261.7       263.9       253.9
Amortized to expense during the year..    (159.9)     (238.6)     (173.8)
Effect of unrealized (gains) losses...     (62.6)     (122.9)      246.1
                                        ----------  ----------  ----------
Balance at end of year................  $1,372.5    $1,333.3    $1,430.9
                                        ==========  ==========  ==========

8. Insurance Liabilities

Contractholder Funds

Major components of contractholder funds in the consolidated statements of financial position, are summarized as follows (in millions):

                                                                               December 31,
                                                                           2001          2000
                                                                       -----------   -----------
Liabilities for investment-type contracts:
  Guaranteed investment contracts...................................    $14,123.5     $14,779.6
  U.S. funding agreements...........................................        307.1         772.1
  International funding agreements backing medium-term notes........      3,298.4       2,475.3
  International funding agreements..................................        723.9           -
  Other investment-type contracts...................................      2,276.3       2,537.0
                                                                       -----------   -----------
Total liabilities for investment-type contracts.....................     20,729.2      20,564.0

Liabilities for individual annuities................................      2,557.6       2,442.7
Universal life and other reserves...................................      1,397.6       1,293.5
                                                                       -----------   -----------
Total contractholder funds..........................................    $24,684.4     $24,300.2
                                                                       ===========   ===========

The Company's guaranteed investment contracts and funding agreements contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements. Put provisions give customers the option to terminate a contract prior to maturity, provided they give a minimum notice period.

                     Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

8. Insurance Liabilities (continued)

The following table presents U.S. GAAP reserves for guaranteed investment contracts and funding agreements by withdrawal provisions (in millions):

                                                    December 31, 2001
                                                    -----------------
Book Value Out(1)
Puttable:
  Less than 30 days' put.........................       $     -
  30 to 89 days' put.............................             -
  90 to 180 days' put............................             -
  More than 180 days' put........................            55.1
  No active put provision(2).....................             -
                                                    -----------------
Total puttable...................................            55.1

Surrenderable:
  Book value out without surrender charge........            22.9
  Book value out with surrender charge...........           396.3
                                                    -----------------
Total surrenderable..............................           419.2
                                                    -----------------
Total book value out.............................           474.3

Market Value Out(3)
Less than 30 days' notice........................            26.9
30 to 89 days' notice............................           281.9
90 to 180 days' notice...........................         1,133.6
More than 180 days' notice.......................         4,795.6
No active surrender provision....................           238.5
                                                    -----------------
Total market value out...........................         6,476.5

Not puttable or surrenderable....................        11,502.1
                                                    -----------------
Total GICs and funding agreements................       $18,452.9
                                                    =================
------------------
(1) Book Value Out: The amount equal to the sum of deposits less withdrawals with interest accrued at the contractual interest rate.

(2) Contracts currently in initial lock-out period but which will become puttable with 90 days' notice at some time in the future.

(3) Market Value Out: The amount equal to the book value out plus a market value adjustment to adjust for changes in interest rates.

Funding agreements are issued to non-qualified institutional investors both in domestic and international markets. The Company has a $4.0 billion international program, under which a consolidated offshore special purpose entity was created to issue nonrecourse medium-term notes. Under the program, the proceeds of each note series issuance are used to purchase a funding agreement from the Company, which is used to secure that particular series of notes. The payment terms of any particular series of notes match the payment terms of the funding agreement that secures that series. Claims for principal and interest under those international funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws and, accordingly, are reported as contractholder funds liabilities in the Company's consolidated statement of financial position. In general, the medium-term note funding agreements do not give the contractholder the right to terminate prior to contractually stated maturity dates, absent the

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

8. Insurance Liabilities (continued)

existence of certain circumstances which are largely within the Company's control. As of December 31, 2001, the contractual maturities were 2002 - $160.2 million; 2003 - $496.1 million; 2004 - $470.2 million; 2005 - $714.5 million;
2006 - $98.9 million; and thereafter - $1,358.5 million.

In February 2001, the Company agreed to issue up to $3.0 billion of funding agreements under another program to support the prospective issuance by an unaffiliated entity of medium-term notes in both domestic and international markets. The unaffiliated entity is not consolidated in the Company's financial statements. The funding agreements issued to the unaffiliated entity are reported as contractholder funds liabilities in the Company's consolidated statement of financial position. As of December 31, 2001, $723.9 million has been issued under this program.

Future Policy Benefits and Claims

Activity in the liability for unpaid accident and health claims, which is included with future policy benefits and claims in the consolidated statements of financial position, is summarized as follows (in millions):

                                                December 31,
                                      2001         2000         1999
                                   -----------  -----------  -----------

Balance at beginning of year.....  $   705.0    $   721.7    $   641.4

Incurred:
  Current year...................    1,597.1      1,788.1      1,872.2
  Prior years....................      (17.5)       (17.8)        (6.2)
                                   -----------  -----------  -----------
Total incurred...................    1,579.6      1,770.3      1,866.0

Payments:
  Current year...................    1,283.2      1,447.3      1,466.3
  Prior years....................      286.6        339.7        319.4
                                   -----------  -----------  -----------
Total payments...................    1,569.8      1,787.0      1,785.7

Balance at end of year:
  Current year...................      313.9        340.8        405.9
  Prior years....................      400.9        364.2        315.8
                                   -----------  -----------  -----------
Total balance at end of year.....  $   714.8    $   705.0    $   721.7
                                   ===========  ===========  ===========

The activity summary in the liability for unpaid accident and health claims shows a decrease of $17.5 million, $17.8 million and $6.2 million to the December 31, 2000, 1999 and 1998 liability for unpaid accident and health claims, respectively, arising in prior years. Such liability adjustments, which affected current operations during 2001, 2000 and 1999, respectively, resulted from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid accident and health claims.

On September 11, 2001, terrorist attacks in the U.S. resulted in significant loss of life and property, as well as interruption of business activities and an overall disruption of the world economy. As of December 31, 2001, the Company recognized $6.7 million (net of income tax and reinsurance) in losses from individual and group life and disability insurance claims as a result of these events.

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

9. Debt

Short-Term Debt

Short-term debt consists primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. At December 31, 2001, the Company and certain subsidiaries had credit facilities with various financial institutions in an aggregate amount of $1.4 billion. These credit facilities include $600.0 million on a back-stop facility to support the Company's $1 billion commercial paper program, $780.0 million in credit facilities to finance a CMBS pipeline and $45.0 million of unused lines of credit for short-term debt used for general corporate purposes.

The weighted average interest rates on short-term borrowings as of December 31, 2001 and 2000, were 2.30% and 7.17%, respectively.

The components of short-term debt as of December 31, 2001 and 2000 are as follows (in millions):

                                       December 31,
                                      2001      2000
                                     -------   -------

Commercial paper.................... $ 199.9   $  29.9
Other recourse short-term debt......    22.0      16.6
Non-recourse short-term debt........   289.7     413.0
                                     -------   -------
Total short-term debt............... $ 511.6   $ 459.5
                                     =======   =======

Long-Term Debt

The components of long-term debt as of December 31, 2001 and December 31, 2000 are as follows (in millions):

                                                  December 31,
                                                2001       2000
                                              --------   --------

7.95% notes payable, due 2004..............   $  199.1   $  199.3
8.2% notes payable, due 2009...............      464.6      464.9
7.875% surplus notes payable, due 2024.          199.0      198.9
8% surplus notes payable, due 2044.........       99.1       99.1
Non-recourse mortgages and notes payable...      247.5      149.8
Other mortgages and notes payable..........      169.1      224.5
                                              --------   --------
Total long-term debt.......................   $1,378.4   $1,336.5
                                              ========   ========

The amounts included above are net of the discount and direct costs associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

On August 25, 1999, Principal Financial Group (Australia) Holdings Pty Limited, a wholly-owned indirect subsidiary of the Company, issued $665.0 million of unsecured redeemable long-term debt ($200.0 million of 7.95% notes due August 15, 2004, and $465.0 million in 8.2% notes due August 15, 2009). Interest on the notes is payable semiannually on February 15 and August 15 of each year, commencing February 15, 2000. Principal Financial Group (Australia) Holdings Pty Limited used the net proceeds from the notes to partially fund the purchase of the outstanding stock of several companies affiliated with Bankers Trust Australia Group (see Note 2). On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty Limited were assumed by its parent, PFSI.

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

9. Debt (continued)

On March 10, 1994, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. No affiliates of the Company hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. For each of the years ended December 31, 2001, 2000 and 1999, interest of $23.8 million was approved by the Commissioner, paid and charged to expense.

Subject to Commissioner approval, the surplus notes due March 1, 2024, may be redeemed at Principal Life's election on or after March 1, 2004, in whole or in part at a redemption price of approximately 103.6% of par. The approximate 3.6% premium is scheduled to gradually diminish over the following ten years. These surplus notes may then be redeemed on or after March 1, 2014, at a redemption price of 100% of the principal amount plus interest accrued to the date of redemption.

In addition, subject to Commissioner approval, the notes due March 1, 2044, may be redeemed at Principal Life's election on or after March 1, 2014, in whole or in part at a redemption price of approximately 102.3% of par. The approximate 2.3% premium is scheduled to gradually diminish over the following ten years. These notes may be redeemed on or after March 1, 2024, at a redemption price of 100% of the principal amount plus interest accrued to the date of redemption.

The mortgages and other notes payable are financings for real estate developments. The Company has obtained loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2001, range from $0.1 million to $101.9 million per development with interest rates generally ranging from 7.2% to 8.6%. Outstanding principal balances as of December 31, 2000, range from $0.5 million to $102.8 million per development with interest rates generally ranging from 6.9% to 8.6%.

At December 31, 2001, future annual maturities of the long-term debt are as follows (in millions):

2002............................................   $   165.1
2003............................................         5.6
2004............................................       283.2
2005............................................         2.6
2006............................................         2.8
Thereafter......................................       919.1
                                                   ---------
Total future maturities of the long-term debt...   $ 1,378.4
                                                   =========

Cash paid for interest for 2001, 2000 and 1999, was $98.1 million, $116.8 million and $127.7 million, respectively. These amounts include interest paid on taxes during these years.

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

10. Income Taxes

The Company's income tax expense (benefit) is as follows (in millions):

                                           For the year ended December 31,
                                             2001       2000       1999
                                           --------   --------   --------
Current income taxes:
  Federal................................. $  18.7    $ 167.7    $  74.9
  State and foreign.......................    36.9       37.3       23.2
  Net realized capital gains (losses).....  (214.1)      29.6      162.8
                                           --------   --------   --------
Total current income taxes (benefit)......  (158.5)     234.6      260.9
Deferred income taxes.....................   237.5        5.7       62.6
                                           --------   --------   --------
Total income taxes........................ $  79.0    $ 240.3    $ 323.5
                                           ========   ========   ========

The Company's provision for income taxes may not have the customary relationship of taxes to income. Differences between the prevailing corporate income tax rate of 35% times the pre-tax income and the Company's effective tax rate on pre-tax income are generally due to inherent differences between income for financial reporting purposes and income for tax purposes, and the establishment of adequate provisions for any challenges of the tax filings and tax payments to the various taxing jurisdictions. A reconciliation between the corporate income tax rate and the effective tax rate is as follows:

                                           For the year ended December 31,
                                             2001       2000       1999
                                           --------   --------   --------
Statutory corporate tax rate..............    35%        35%        35%
Dividends received deduction..............   (14)        (5)        (3)
Interest exclusion from taxable income....    (3)        (1)         -
Other.....................................     -         (1)        (2)
                                           --------   --------   --------
Effective tax rate........................    18%        28%        30%
                                           ========   ========   ========

Significant components of the Company's net deferred income taxes are as follows (in millions):

                                                               December 31,
                                                              2001      2000
                                                            --------  --------
Deferred income tax assets (liabilities):
  Insurance liabilities...................................  $ 132.2   $ 181.1
  Deferred policy acquisition costs.......................   (390.7)   (360.1)
  Net unrealized gains on available for sale securities...   (218.9)    (59.1)
  Mortgage loan servicing rights..........................   (355.2)   (206.3)
  Other...................................................    (13.6)     (6.6)
                                                            --------  --------
Total deferred income tax liabilities.....................  $(846.2)  $(451.0)
                                                            ========  ========

At December 31, 2001 and 2000, respectively, the Company's net deferred tax liability is comprised of international net deferred tax assets of $48.4 million and $36.4 million which have been included in other assets, and $894.6 million and $487.4 million of U.S. net deferred tax liabilities which have been included in deferred income taxes in the consolidated statements of financial position.

The Internal Revenue Service (the "Service") has completed examination of the U.S. consolidated federal income tax returns for 1996 and prior years. The Service has also begun to examine returns for 1997 and 1998. The Company believes that there are adequate defenses against or sufficient provisions for any challenges.

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

Undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested by the Company. A tax liability will be recognized when the Company expects distribution of earnings in the form of dividends, sale of the investment or otherwise.

Cash paid for income taxes was $90.3 million in 2001, $279.3 million in 2000 and $251.5 million in 1999.

11. Employee and Agent Benefits

The Company has defined benefit pension plans covering substantially all of its employees and certain agents. Some of these plans provide supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan will start on January 1, 2002. An employee's account will be credited with an amount based on the employee's salary, age and service. These credits will accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. The Company's policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to the Company. The Company's funding policy for all plans is to deposit the U.S. GAAP-related net periodic pension cost using long-term assumptions, unless the U.S. GAAP funded status is positive, in which case no deposit is made. Prior to 2001, the Company's funding policy was to deposit an amount within the range of U.S. GAAP net periodic pension cost and the sum of the actuarial normal cost and any change in the unfunded accrued liability over a 30-year period as a percentage of compensation.

As a result of the Company's demutualization, the qualified defined benefit pension plan received $56.7 million in compensation which will be amortized over the remaining service period of plan participants.

The Company also provides certain health care, life insurance and long-term care benefits for retired employees. Retiree health benefits are provided for employees hired prior to January 1, 2002, while retiree long-term care benefits are provided for employees whose retirement was effective prior to July 1, 2000. Covered employees are first eligible for these postretirement benefits when they reach age 57 and have completed ten years of service with the Company. Partial benefit accrual of these health, life and long-term care benefits is recognized from the employee's date of hire until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The Company's policy is to fund the cost of providing retiree benefits in the years that the employees are providing service to the Company. The Company's funding policy for all plans is to deposit the U.S. GAAP-related net periodic postretirement benefit cost using long-term assumptions unless the U.S. GAAP funded status is positive, in which case no deposit is made. Prior to 2001, the Company's funding policy was to deposit an amount within the range of U.S. GAAP net periodic postretirement cost and the sum of the actuarial normal cost and any change in the unfunded accrued liability over a 30-year period as a percentage of compensation.

As a result of the Company's demutualization, the postretirement benefit plans received $11.3 million in compensation, which will be used to pay benefit claims and participant contributions, with the remainder to be amortized over the remaining service period of plan participants.

The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, is as follows (dollars in millions):

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

11. Employee and Agent Benefits (continued)

                                                                      Other postretirement
                                                Pension benefits          benefits
                                             ----------------------  ----------------------
                                                   December 31,           December 31,
                                                2001        2000       2001        2000
                                             ----------  ----------  ----------  ----------
Change in benefit obligation
Benefit obligation at beginning of year....  $ (797.3)   $ (732.5)   $ (221.8)   $ (227.9)
Service cost...............................     (31.2)      (35.0)       (8.3)      (10.4)
Interest cost..............................     (59.3)      (57.5)      (15.6)      (19.0)
Actuarial gain (loss)......................     (42.0)       (2.7)      (25.7)        3.7
Benefits paid..............................      31.7        30.4         9.6         -
Other......................................      42.1         -          30.7        31.8
                                             ----------  ----------  ----------  ----------
Benefit obligation at end of year..........  $ (856.0)   $ (797.3)   $ (231.1)   $ (221.8)
                                             ==========  ==========  ==========  ==========

Change in plan assets
Fair value of plan assets at beginning
  of year..................................  $1,115.4    $1,059.8    $  359.8    $  345.5
Actual return (loss) on plan assets........     (15.7)       75.1         5.6        13.7
Employer contribution......................       9.0        10.9         1.4        18.6
Benefits paid..............................     (31.7)      (30.4)       (4.4)      (18.0)
Other......................................    (124.5)        -           -           -
                                             ----------  ----------  ----------  ----------
Fair value of plan assets at end
  of year..................................  $  952.5    $1,115.4    $  362.4    $  359.8
                                             ==========  ==========  ==========  ==========

Funded status..............................  $   96.5    $  318.1    $  131.3    $  138.0
Unrecognized net actuarial gain............     (65.3)     (194.2)       (0.6)      (19.4)
Unrecognized prior service (cost) benefit..       7.6         9.2       (28.2)      (29.8)
Unamortized transition obligation (asset)..      (2.7)      (14.2)        -           0.3
                                             ----------  ----------  ----------  ----------
Other assets - prepaid benefit cost........  $   36.1    $  118.9    $  102.5    $   89.1
                                             ==========  ==========  ==========  ==========

Weighted-average assumptions as of
  December 31
Discount rate..............................       7.50%       8.00%       7.50%       8.00%

Components of net periodic benefit cost
Service cost...............................  $   31.2    $   35.0    $    8.3    $   10.4
Interest cost..............................      59.3        57.5        15.6        19.0
Expected return on plan assets.............     (99.2)      (81.3)      (32.3)      (25.1)
Amortization of prior service (cost)
  benefit..................................       1.7         1.7        (2.6)        -
Amortization of transition (asset)
  obligation...............................     (11.5)      (11.5)        0.3         2.3
Recognized net actuarial gain..............     (14.1)      (12.5)       (1.3)       (1.1)
                                             ----------  ----------  ----------  ----------
Net periodic benefit cost (income).........  $  (32.6)   $  (11.1)   $  (12.0)   $    5.5
                                             ==========  ==========  ==========  ==========

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

11. Employee and Agent Benefits (continued)

Effective January 1, 2000, the Company amended the method of determining postretirement health benefit plan contributions and terminated long-term care coverage for participants retiring on and subsequent to July 1, 2000. The result of these amendments decreased the postretirement benefit obligation by $31.8 million and was partially offset by the remaining portion of the original transition obligation. During 2001, the Company reclassified assets supporting non-qualified pension plan liabilities through a reduction in contractholder funds and an increase in invested assets.

For 2001 and 2000, the expected long-term rates of return on plan assets for pension benefits were 9.0% and 8.1%, respectively, on a pre-tax basis. The assumed rate of increase in future compensation levels varies by age for both the qualified and non-qualified pension plans.

For 2001 and 2000, the expected long-term rates of return on plan assets for other post-retirement benefits varied by benefit type and employee group and ranged from 7.8% to 9.3% and 8.0% to 8.1%, respectively, on a pre-tax basis.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations starts at 9% in 2001 and declines to an ultimate rate of 6% in 2011. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

                                                                 1-percentage-point  1-percentage-point
                                                                      increase            decrease
                                                                 ------------------  ------------------
Effect on total of service and interest cost components.......         $  5.3             $  (6.0)
Effect on accumulated postretirement benefit obligation.......           50.1               (40.2)

In addition, the Company has defined contribution plans that are generally available to all employees and agents who are age 21 or older. Eligible participants may contribute up to 20% of their compensation. The Company matches the participant's contribution at a 50% contribution rate up to a maximum Company contribution of 3% of the participant's compensation in 2001 and 2000, and 2% of the participant's compensation in 1999. The defined contribution plan allows employees to choose among various investment options, including the Company's common stock. The Company contributed $17.9 million in 2001, $16.0 million in 2000 and $11.0 million in 1999 to these defined contribution plans.

As a result of the Company's demutualization, the defined contribution plans received $19.7 million in compensation, which was allocated to participant accounts.

12. Commitments and Contingencies

Leases

The Company, as a lessor, leases industrial, office, retail and other investment real estate properties under various operating leases. Rental income for all operating leases totaled $178.4 million in 2001, $292.5 million in 2000 and $356.8 million in 1999.

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

At December 31, 2001, future minimum annual rental commitments under these noncancelable operating leases are as follows (in millions):

                                                       Held for   Total rental
                                       Held for sale  investment   commitments
                                       -------------  ----------  ------------
2002.................................     $ 51.9        $ 72.3       $124.2
2003.................................       49.5          60.0        109.5
2004.................................       46.5          49.0         95.5
2005.................................       40.3          38.5         78.8
2006.................................       36.7          25.7         62.4
Thereafter...........................      202.3          57.7        260.0
                                       -------------  ----------  ------------
Total future minimum lease receipts..     $427.2        $303.2       $730.4
                                       =============  ==========  ============

The Company, as a lessee, leases office space, data processing equipment, corporate aircraft and office furniture and equipment under various operating leases. Rental expense for all operating leases totaled $58.8 million in 2001, $66.3 million in 2000 and $78.5 million in 1999. At December 31, 2001, future minimum annual rental commitments under these noncancelable operating leases are as follows (in millions):

2002..............................................................  $ 60.3
2003..............................................................    48.5
2004..............................................................    35.1
2005..............................................................    23.6
2006..............................................................    20.9
Thereafter........................................................    28.2
                                                                    ------
                                                                     216.6

Less future sublease rental income on these noncancelable leases..     2.8
                                                                    ------
Total future minimum lease payments...............................  $213.8
                                                                    ======

Litigation

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

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

In 2000, the Company reached an agreement in principle to settle these two class-action lawsuits alleging improper sales practices. In April 2001, the proposed settlement of the class-action lawsuits received court approval. In agreeing to the settlement, the Company specifically denied any wrongdoing. The Company has accrued a loss reserve for its best estimate based on information available. As uncertainties continue to exist in resolving this matter, it is reasonably possible that, as the actual cost of the claims subject to alternative dispute resolution becomes available, the final cost of settlement could exceed the Company's estimate. The range of any additional cost related to the settlement cannot be presently estimated; however, the Company believes the settlement will not have a material impact on its business, financial condition or results of operations. A number of persons and entities who were eligible to be class members have excluded themselves from the class (or "opted out"), as the law permits them to do. The Company has been notified that some of those who opted out from the class will file lawsuits and make claims similar to those addressed by the settlement. Some of these lawsuits are presently on file.

Insurance Guaranty Assessments

The Company is also subject to insurance guaranty laws in the states in which it writes business. These laws provide for assessments against life and health insurance companies for the benefit of policyholders and claimants in the event of insolvency of other life and health insurance companies. The assessments may be partially recovered through a reduction in future premium taxes in some states. The Company believes such assessments in excess of amounts accrued would not materially affect its financial condition or results of operations.

Securities Held for Collateral

The Company held $759.9 million in mortgage-backed securities in trust at December 31, 2001, to satisfy collateral requirements associated with the Company's mortgage banking segment and derivatives credit support agreements.

13. Stockholders' Equity

Common Stock

As a result of the demutualization and initial public offering described in Note 1, the Company has one class of capital stock, common stock ($.01 par value, 2,500 million shares authorized).

On November 9, 2001, the Company issued 15.0 million additional shares of common stock, at a price of $18.50 per share, as a result of the exercise of over-allotment options granted to underwriters in the IPO. Net proceeds from the over-allotment were $265.4 million.

On November 27, 2001, the Company announced that its board of directors authorized a repurchase program beginning in the fourth quarter of 2001, to be completed in the three to six months following the announcement, depending on market conditions, under which the Company would purchase up to 15.3 million shares of its outstanding common stock. Stock repurchased under the program is accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity. Through December 31, 2001, the Company purchased the 15.3 million shares, primarily through an accelerated share repurchase program (13.0 million shares), as well as in the open market and through privately negotiated transactions, at an aggregate cost of $367.7 million. The 13.0 million shares purchased under the accelerated share repurchase program are subject to a future contingent purchase price adjustment. The adjustment will be based upon the difference between the market price of the Company's common stock as of December 14, 2001, and its volume weighted average price over an extended trading period as outlined in the forward stock purchase contract and, at the Company's determination, can be settled in either cash or shares of common stock. Settlement of this contract will occur at contract completion.

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13. Stockholders' Equity (continued)

As a result of the demutualization, 363.7 thousand shares with a value of $6.7 million were issued to rabbi trusts held by the Company for certain benefit plans. These shares were reported as treasury stock and additional paid-in capital in the consolidated statements of stockholders' equity at December 31, 2001.

Other Comprehensive Income

Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

The components of accumulated other comprehensive income are as follows (in millions):

                                     Net unrealized      Net
                                     gains (losses)  unrealized
                                           on           gains       Foreign
                                       available-    (losses) on    currency   Accumulated other
                                        for-sale      derivative  translation    comprehensive
                                       securities    instruments   adjustment    income (loss)
                                     --------------  -----------  -----------  -----------------

Balances at January 1, 1999........    $   740.3       $   5.6      $ (28.9)       $   717.0
Net change in unrealized gains
  (losses) on fixed maturities,
  available-for-sale...............     (1,375.4)          -            -           (1,375.4)
Net change in unrealized gains
  (losses) on equity securities,
  available-for-sale, including
  seed money in separate accounts..       (131.1)          -            -             (131.1)
Adjustments for assumed changes
  in amortization pattern:
    Deferred policy acquisition
      costs........................        246.1           -            -              246.1
    Unearned revenue reserves......        (29.5)          -            -              (29.5)
Net change in unrealized gains/
  (losses) on derivative
  instruments......................          -           (11.0)         -              (11.0)
Provision for deferred income tax
  benefit..........................        449.1           3.9          -              453.0
Change in net foreign currency
  translation adjustment...........          -             -           (8.5)            (8.5)
                                     --------------  -----------  -----------  -----------------
Balances at December 31, 1999......       (100.5)         (1.5)       (37.4)          (139.4)

                    Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13. Stockholders' Equity (continued)

                                     Net unrealized      Net
                                     gains (losses)  unrealized
                                           on          gains        Foreign
                                       available-    (losses) on   currency    Accumulated other
                                        for-sale     derivative   translation    comprehensive
                                       securities    instruments  adjustment     income (loss)
                                     --------------  -----------  -----------  -----------------

Balances at January 1, 2000........    $  (100.5)      $  (1.5)     $ (37.4)       $  (139.4)
Net change in unrealized gains
   (losses) on fixed maturities,
   available-for-sale..............        721.8           -            -              721.8
Net change in unrealized gains
   (losses) on equity securities,
   available-for-sale, including
   seed money in separate accounts.       (261.1)          -            -             (261.1)
Adjustments for assumed changes
   in amortization pattern:
     Deferred policy acquisition
      costs........................       (122.6)          -            -             (122.6)
     Unearned revenue reserves.....         15.1           -            -               15.1
Net change in unrealized gains/
   (losses) on derivative
     instruments...................          -            (1.3)         -               (1.3)
Provision for deferred income tax
   benefit.........................       (120.5)          0.5          -             (120.0)
Change in net foreign currency
   translation adjustment..........          -             -         (152.5)          (152.5)
                                     --------------  -----------  -----------   ----------------
Balances at December 31, 2000......        132.2          (2.3)      (189.9)           (60.0)
Net change in unrealized gains
   (losses) on fixed maturities,
   available-for-sale..............        511.0           -            -              511.0
Net change in unrealized gains
   (losses) on equity securities,
   available-for-sale, including
   seed money in separate accounts.          6.5           -            -                6.5
Adjustments for assumed changes
  in amortization pattern:
     Deferred policy acquisition
      costs........................        (61.3)          -            -              (61.3)
     Unearned revenue reserves.....          4.3           -            -                4.3
Net change in unrealized gains
   (losses) on derivative
   instruments.....................          -            (8.9)         -               (8.9)
Provision for deferred income tax
   benefit.........................       (161.2)          3.1          -             (158.1)
Change in net foreign currency
   translation adjustment..........          -             -          (71.8)           (71.8)
Cumulative effect of accounting
   change, net of related income
   taxes...........................         33.8         (36.9)       (11.1)           (14.2)
                                     --------------  -----------  -----------   ----------------
Balances at December 31, 2001......    $   465.3       $ (45.0)     $ (272.8)      $   147.5
                                     ==============  ===========  ===========   ================

                   Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13. Stockholders' Equity (continued)

The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years (in millions):

                                                    December 31,
                                             2001      2000      1999
                                           --------  --------  ----------
Unrealized gains (losses) on available-
  for-sale securities arising during
  the year...............................   $537.7    $261.8   $(1,036.1)
Adjustment for realized gains (losses)
  on available-for-sale securities
  included in net income.................   (247.3)    (29.9)      188.2
                                           --------  --------  ----------
Unrealized gains (losses) on available-
  for-sale securities, as adjusted.......   $290.4    $231.9   $  (847.9)
                                           ========  ========  ==========

The above table is presented net of tax, related changes in the amortization patterns of deferred policy acquisition costs and unearned revenue reserves.

Dividend Limitations

Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2001 statutory results, Principal Life could pay approximately $640.3 million in stockholder dividends in 2002 without exceeding the statutory limitation.

In 2001 and 2000, Principal Life notified the Commissioner in advance of all stockholder dividend payments. Total stockholder dividends paid to its parent company in 2001 and 2000 were $734.7 million and $538.8 million, respectively.

In 1999, Principal Life notified the Commissioner in advance of all stockholder dividend payments and received approval for an extraordinary stockholder dividend of $250.0 million. Total stockholder dividends paid to its parent company in 1999 were $509.0 million.

14. Fair Value of Financial Instruments

The following discussion describes the methods and assumptions utilized by the Company in estimating its fair value disclosures for financial instruments. Certain financial instruments, particularly policyholder liabilities other than investment-type contracts, are excluded from these fair value disclosure requirements. The techniques utilized in estimating the fair values of financial instruments are affected by the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. Care should be exercised in deriving conclusions about the Company's business, its value or financial position based on the fair value information of financial instruments presented below. The estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of the Company's financial instruments.

The Company defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial

                   Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

14. Fair Value of Financial Instruments (continued)

instrument, including estimates of timing, amount of expected future cash flows and the credit standing of counterparties. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument.

Fair values of public debt and equity securities have been determined by the Company from public quotations, when available. Private placement securities and other fixed maturities and equity securities are valued by discounting the expected total cash flows. Market rates used are applicable to the yield, credit quality and average maturity of each security.

Fair values of commercial mortgage loans are determined by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of each loan. Fair values of residential mortgage loans are determined by a pricing and servicing model using market rates that are applicable to the yield, rate structure, credit quality, size and maturity of each loan.

The fair values for assets classified as policy loans, other investments excluding equity investments in subsidiaries, cash and cash equivalents and accrued investment income in the accompanying consolidated statements of financial position approximate their carrying amounts.

Mortgage loan servicing rights represent the present value of estimated future net revenues from contractually specified servicing fees. The fair value was estimated with a valuation model using an internal prepayment model and discounted at a spread to London Inter-Bank Offer Rates.

The fair values of the Company's reserves and liabilities for investment-type insurance contracts (insurance, annuity and other policy contracts that do not involve significant mortality or morbidity risk and that are only a portion of the policyholder liabilities appearing in the consolidated statements of financial position) are estimated using discounted cash flow analyses (based on current interest rates being offered for similar contracts with maturities consistent with those remaining for the investment-type contracts being valued). The fair values for the Company's insurance contracts (insurance, annuity and other policy contracts that do involve significant mortality or morbidity risk), other than investment-type contracts, are not required to be disclosed. The Company does consider, however, the various insurance and investment risks in choosing investments for both insurance and investment-type contracts.

Fair values for debt issues are estimated using discounted cash flow analysis based on the Company's incremental borrowing rate for similar borrowing arrangements.

                   Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

14. Fair Value of Financial Instruments (continued)

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000, are as follows (in millions):

                                               2001                    2000
                                    -----------------------  -----------------------
                                    Carrying                 Carrying
                                     amount     Fair value    amount     Fair value
                                    ----------  -----------  ----------  -----------
Assets (liabilities)
Fixed maturities, available-for-
  sale (see Note 3)...............  $30,012.3   $30,012.3    $26,839.9   $26,839.9
Fixed maturities, trading (see
  Note 3).........................       17.8        17.8          -           -
Equity securities, available-for-
  sale (see Note 3)...............      833.6       833.6        742.9       742.9
Mortgage loans....................   11,065.7    11,345.7     11,492.7    11,741.9
Policy loans......................      831.9       831.9        803.6       803.6
Other investments.................      616.1       616.1        507.5       507.5
Cash and cash equivalents.........      623.8       623.8        926.6       926.6
Accrued investment income.........      594.3       594.3        530.8       530.8
Mortgage loan servicing rights....    1,779.2     1,811.7      1,084.4     1,193.5
Investment-type insurance
  contracts.......................  (23,286.8)  (23,642.4)   (22,818.6)  (22,688.9)
Short-term debt...................     (511.6)     (511.6)      (459.5)     (459.5)
Long-term debt....................   (1,378.4)   (1,383.0)    (1,336.5)   (1,343.1)

15. Statutory Insurance Financial Information

Principal Life, the largest subsidiary (indirect) of Principal Financial Group, Inc., prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). Currently "prescribed" statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and general administrative rules. "Permitted" statutory accounting practices encompass all accounting practices not so prescribed. The impact of any permitted accounting practices on statutory surplus is not material. The accounting practices used to prepare statutory financial statements for regulatory filings differ in certain instances from U.S. GAAP. Prescribed or permitted statutory accounting practices are used by state insurance departments to regulate Principal Life.

The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The State of Iowa adopted the provisions of the revised manual without modification. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that Principal Life uses to prepare its statutory-basis financial statements.

The net impact of these changes to Principal Life's statutory-basis capital and surplus as of January 1, 2001, was not significant.

                   Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

15. Statutory Insurance Financial Information (continued)

Statutory net income and statutory surplus of Principal Life are as follows (in millions):

                       As of or for the year ended December 31,
                            2001       2000        1999
                         ---------  ---------   ---------

Statutory net income.... $   415.0  $   912.6   $   713.7
Statutory surplus.......   3,483.8    3,356.4     3,151.9

Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2001, Principal Life meets the RBC requirements.

16. Segment Information

The Company provides financial products and services through the following segments: U.S. Asset Management and Accumulation, International Asset Management and Accumulation, Life and Health Insurance and Mortgage Banking. In addition, there is a Corporate and Other segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

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

The Life and Health insurance segment provides individual life and disability insurance to the owners and employees of businesses and other individuals in the U.S. and provides group life and health insurance to businesses in the U.S.

The Mortgage Banking segment originates and services residential mortgage loan products for customers primarily in the U.S.

The Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect financing activities for the Company, income on capital not allocated to other segments, intersegment eliminations and non-recurring or other income or expenses not allocated to the segments based on review of the nature of such items.

The Corporate and Other segment includes an equity ownership interest in Coventry Health Care, Inc. The ownership interest was initiated through a transaction in 1998, described further in Note 2. The Corporate and Other segment's equity in earnings of Coventry Health Care, Inc., which was included in net investment income, was $19.8 million and $20.0 million for the years ended December 31, 2001 and 2000, respectively.

The Company evaluates segment performance on segment operating earnings, which excludes the effect of net realized capital gains and losses, as adjusted, and non-recurring events and transactions. Net realized capital gains, as adjusted, are net of tax, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on

                   Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

pension products and services, net realized capital gains credited to customers and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized capital gains and their impact on recognition of front-end fee revenues. Segment operating earnings is determined by adjusting U.S. GAAP net income for net realized capital gains and losses, as adjusted, and non-recurring items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of the Company's results of operations by highlighting earnings attributable to the normal, recurring operations of the business. However, segment operating earnings are not a substitute for net income determined in accordance with U.S. GAAP.

In 2001, the Company excluded $31.1 million of non-recurring items, net of tax, from net income for the presentation of operating earnings. The non-recurring items included (1) the negative effects of (a) expenses related to the demutualization; (b) a cumulative effect of change in accounting principle related to the implementation of SFAS 133; and (c) an increase to a loss contingency reserve for sales practices litigation; and (2) the positive effect of investment income generated from the proceeds of the IPO.

In 2000, the Company excluded $101.0 million of non-recurring items, net of tax, from net income for the presentation of operating earnings. The non-recurring items included the negative effects of (a) a loss contingency reserve established for sales practices litigation; and (b) expenses related to the development of a plan of demutualization.

The accounting policies of the segments are similar to those as described in
Note 1, with the exception of capital allocation. The Company allocates capital to its segments based upon an internal capital model that allows management to more effectively manage the Company's capital.

                   Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

The following table summarizes selected financial information by segment as of, or for the year ended, December 31 and reconciles segment totals to those reported in the consolidated financial statements (in millions):

                                           International
                                               Asset
                             U.S. Asset     Management    Life and
                           Management and       and         Health    Mortgage  Corporate and
                            Accumulation   Accumulation   Insurance   Banking       Other      Consolidated
                           --------------  -------------  ----------  --------  -------------  ------------
2001
Revenues:
  Operating revenues.....    $ 3,800.0       $  734.0     $ 3,946.4   $  757.4    $  100.8       $ 9,338.6
  Net realized capital
    losses...............       (248.6)         (60.0)        (62.2)       -        (143.2)         (514.0)
  Plus recognition of
    front-end fee
    revenues.............          1.5            -             -          -           -               1.5
  Less capital gains
    distributed as
    market value
    adjustment...........        (14.9)           -             -          -           -             (14.9)
  Plus investment income
    generated from IPO
    proceeds.............          -              -             -          -           6.3             6.3
                           --------------  -------------  ----------  --------  -------------  ------------
Revenues.................    $ 3,538.0       $   674.0    $ 3,884.2   $  757.4    $  (36.1)      $ 8,817.5
                           ==============  =============  ==========  ========  =============  ============

Net income:
  Operating earnings
    (loss)...............    $   353.8       $   (8.9)    $   201.2   $  126.7    $   38.1       $   710.9
  Net realized capital
    losses, as adjusted..       (164.7)         (29.2)        (33.8)       -         (93.3)         (321.0)
  Non-recurring items....        (10.8)           -             0.1        -         (20.4)          (31.1)
                           --------------  -------------  ----------  --------  -------------  ------------
Net income (loss)........    $   178.3       $  (38.1)    $   167.5   $  126.7    $  (75.6)      $   358.8
                           ==============  =============  ==========  ========  =============  ============
Assets...................    $68,543.8       $4,956.9     $10,776.2   $2,718.8    $1,354.8       $88,350.5
                           ==============  =============  ==========  ========  =============  ============

Other segment data:
  Revenues from external
    customers............    $ 3,483.4       $  672.8     $ 3,888.3   $  757.4    $   15.6       $ 8,817.5
  Intersegment revenues..         54.6            1.2          (4.1)       -         (51.7)            -
  Interest expense.......          3.3            0.6           0.8        -          71.5            76.2
  Income tax expense
    (benefit)............         (6.3)         (37.8)         86.2       78.4       (41.5)           79.0
  Amortization of
    goodwill and other
    intangibles..........          3.4           47.3           4.1        0.8        (0.9)           54.7

                   Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

                                           International
                                               Asset
                             U.S. Asset     Management    Life and
                           Management and       and         Health    Mortgage  Corporate and
                            Accumulation   Accumulation   Insurance   Banking       Other      Consolidated
                           --------------  -------------  ----------  --------  -------------  ------------
2000
Revenues:
  Operating revenues.....    $ 3,533.9       $   630.7    $ 4,122.6   $  359.8    $   97.1       $  8,744.1
  Net realized capital
    gains (losses).......        (53.8)            2.8         70.8        -         120.1            139.9
  Plus recognition of
    front-end fee
    revenues.............          0.9             -            -          -           -                0.9
                           --------------  -------------  ----------  --------  -------------  ------------
 Revenues................    $ 3,481.0       $   633.5    $ 4,193.4   $  359.8    $  217.2       $  8,884.9
                           ==============  =============  ==========  ========  =============  ============
 Net income:
  Operating earnings
    (loss)...............    $   356.6       $    (8.5)   $   162.3   $   50.0    $   67.7       $    628.1
  Net realized capital
    gains (losses), as
    adjusted.............        (35.9)            1.4         47.3        -          80.3             93.1
  Non-recurring items....          -               -            -          -        (101.0)          (101.0)
                           --------------  -------------  ----------  --------  -------------  ------------
 Net income (loss).......    $   320.7       $    (7.1)   $   209.6   $   50.0    $   47.0       $    620.2
                           ==============  =============  ==========  ========  =============  ============
 Assets..................    $65,795.9       $ 5,525.9    $10,569.0   $1,556.3    $  957.8       $ 84,404.9
                           ==============  =============  ==========  ========  =============  ============

Other segment data:
  Revenues from external
    customers............    $ 3,439.7       $   632.4    $ 4,196.9   $  359.8    $  256.1       $  8,884.9
  Intersegment revenues..         41.3             1.1         (3.5)       -         (38.9)             -
  Interest expense.......          -               -            -          -          78.4             78.4
  Income tax expense.....        102.0             6.1        104.7       27.0         0.5            240.3
  Amortization of
    goodwill and other
    intangibles..........          1.0            47.9          7.7        0.8        (1.1)            56.3

                  Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

                                           International
                                               Asset
                             U.S. Asset     Management    Life and
                           Management and       and         Health    Mortgage  Corporate and
                           Accumulation    Accumulation   Insurance   Banking       Other      Consolidated
                           --------------  -------------  ----------  --------  -------------  ------------
1999
Revenues:
  Operating revenues.....    $ 3,472.6       $   379.6    $ 3,985.5   $  398.3    $   61.9       $  8,297.9
  Net realized capital
    gains (losses).......        (58.0)            8.7         16.0        -         437.8            404.5
  Less recognition of
    front-end fee
    revenues.............         (1.0)            -            -          -           -               (1.0)
                           --------------  -------------  ----------  --------  -------------  ------------
   Revenues..............    $ 3,413.6       $   388.3    $ 4,001.5   $  398.3    $  499.7       $  8,701.4
                           ==============  =============  ==========  ========  =============  ============

Net income:
  Operating earnings
    (loss)...............    $   356.6       $   (38.4)   $    90.7   $   56.8    $    9.5       $    475.2
  Net realized capital
    gains (losses), as
    adjusted.............        (35.4)            7.7         10.1        -         284.5            266.9
                           --------------  -------------  ----------  --------  -------------  ------------
Net income (loss)........    $   321.2       $   (30.7)   $   100.8   $   56.8    $  294.0       $    742.1
                           ==============  =============  ==========  ========  =============  ============
Assets...................    $65,096.4       $ 5,926.8    $10,070.8   $1,737.7    $1,121.5       $ 83,953.2
                           ==============  =============  ==========  ========  =============  ============

Other segment data:
  Revenues from external
    customers............    $ 3,384.9       $   388.3    $ 4,007.9   $  398.3    $  522.0       $  8,701.4
  Intersegment revenues..         28.7             -           (6.4)       -         (22.3)             -
  Interest expense.......          -               0.7          -          -          47.1             47.8
  Income tax expense
    (benefit)............        126.4            (3.2)        18.1       30.7       151.5            323.5
  Amortization of
    goodwill and other
    intangibles..........          1.0            16.0          4.0        0.8        (1.6)            20.2

                  Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

The Company operates in the U.S. and in selected markets internationally (including Australia, Chile, Brazil, New Zealand, Mexico, India, Japan, Argentina and Hong Kong). The following table summarizes selected financial information by geographic location as of or for the year ended December 31 (in millions):

                              Long-lived             Net income
                    Revenues    assets      Assets     (loss)
                    --------  ----------  ---------  ----------
2001
U.S...............  $8,143.5  $   554.3   $83,393.6  $  396.9
International.....     674.0    1,192.3     4,956.9     (38.1)
                    --------  ----------  ---------  ----------
Total.............  $8,817.5  $ 1,746.6   $88,350.5  $  358.8
                    ========  ==========  =========  ==========
2000
U.S...............  $8,251.4  $   517.7   $78,879.0  $  627.3
International.....     633.5    1,365.2     5,525.9      (7.1)
                    --------  ----------  ---------  ----------
Total.............  $8,884.9  $ 1,882.9   $84,404.9  $  620.2
                    ========  ==========  =========  ==========
1999
U.S...............  $8,313.1  $   505.0   $78,026.4  $  772.8
International.....     388.3    1,474.2     5,926.8     (30.7)
                    --------  ----------  ---------  ----------
Total.............  $8,701.4  $ 1,979.2   $83,953.2  $  742.1
                    ========  ==========  =========  ==========

Long-lived assets include property and equipment and goodwill and other intangibles.

The Company's operations are not materially dependent on one or a few customers, brokers or agents, and revenues, assets and operating earnings are attributed to geographic location based on the country of domicile the sales originate from.

17. Stock Compensation Plans

On May 21, 2001, the Company approved and adopted the Stock Incentive Plan, Board of Directors' Stock Plan ("Directors' Stock Plan") and Employee Stock Purchase Plan ("Stock Purchase Plan"). In addition, the Long Term Performance Plan was amended to utilize stock as an option for payment. The Plan of Conversion of Principal Mutual Holding Company for its demutualization restricts the ability to use stock as a form of payment for awards under the Long Term Performance Plan until at least six months following completion of the IPO.

Under the terms of the Stock Incentive Plan, grants may be non-qualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units and stock appreciation rights. On November 26, 2001, a one-time, grant of non-qualified stock options was made under the Stock Incentive Plan to essentially all employees, including career agents who are statutory employees.

The Stock Incentive Plan has options exercisable at November 26, 2004. Total options granted under this plan amounted to 3.7 million options in 2001. Options outstanding under the Stock Incentive Plan were granted at a price equal to the market value of the Company's common stock on the date of grant, cliff-vest after a three-year period for employees still employed or under contract and expire ten years after the grant date.

The Directors' Stock Plan provides for the grant of nonqualified stock options, restricted stock, or restricted stock units to the Company's non-employee directors. The total number of shares to be issued under this plan may not exceed 500,000 shares. Options granted under the Directors' Stock Plan have an exercise price equal to the fair market value of the common stock on the date of the grant and a term equal to the earlier of three years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Options vest quarterly over a one-year period unless services to the Company cease, at which time, all vesting stops. There were no options, shares of restricted stock, or restricted stock units granted under this plan in 2001.

                  Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. Stock Compensation Plans (continued)

The Company also maintains its Long Term Performance Plan, which provides the opportunity for eligible executives to share in the success of Principal Financial Group, Inc., if specified minimum corporate performance objectives are achieved over a three-year period. In 2001, the Company recorded compensation expense of $13.7 million related to the plan.

The maximum number of shares of common stock the Company may issue under the Stock Incentive Plan, together with an excess plan (a non-qualified defined contribution retirement plan), the Directors Stock Plan, the Long Term Performance Plan and any new plan awarding our common stock, in the five years following the completion of the initial public offering, is 6% of the number of shares outstanding immediately following the completion of the IPO. As of December 31, 2001, a total of 21,648,355 shares are available to be made issuable by the Company for these plans.

Under the Company's Stock Purchase Plan, participating employees have the opportunity to purchase shares of the Company's common stock on a quarterly basis. The Stock Purchase Plan provides that eligible employees may contribute 10% of the employee's salary or a maximum of $10,000 to the plan during any year. Employees may purchase shares of the Company's common stock at a price equal to 85% of the share's fair market value as of the beginning or end of the quarter, whichever is lower. During 2001, employees purchased 320,406 shares under the Stock Purchase Plan at a price of 85% of the share's fair market value of $22.33 per share.

The maximum number of shares of common stock that the Company may issue under the Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the IPO. As of December 31, 2001, a total of 7,216,118 shares are available to be made issuable by the Company for this plan.

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its stock option and stock purchase plans under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, employee options and stock purchases were excluded from compensation expense. However, compensation expense has been recognized for stock option awards issued to career agents using the fair value method as prescribed in FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25. Total compensation expense recognized in income was $13,570 for the period ended December 31, 2001.

                  Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. Stock Compensation Plans (continued)

Had compensation expense for the Company's stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS No. 123, the Company's income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                 Pro forma for the             Pro forma
                              period October 26, 2001       (unaudited) for
                                     through                 the year ended
                                 December 31, 2001        December 31, 2001(1)
                              -----------------------   ------------------------
                                   (in millions, except per share data)
Net income (loss):
  As reported...............         $(29.1)                  $358.8
  Pro forma (unaudited).....          (30.3)                   357.5

Earnings per share:
  Basic:
    As reported.............         $(0.08)                  $ 0.99
    Pro forma (unaudited)...          (0.08)                    0.99

  Diluted:
    As reported.............         $(0.08)                  $ 0.99
    Pro forma (unaudited)...          (0.08)                    0.99
--------------------
(1) Calculation of weighted-average shares included in the December 31, 2001 pro forma disclosures are described in Note 18.

The fair value per share of stock options granted during 2001 using the Black-Scholes option valuation model was $6.07. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Risk-free interest rate......................   3.7%
Expected volatility of common stock..........  37.5%
Dividend yield...............................   1.12%
Expected life of options.....................   3 years

The fair value of the employees' purchase rights, which represent a price equal to 15% of the share's fair market value under the Stock Purchase Plan, was $1.6 million.

                  Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. Stock Compensation Plans (continued)
The following is a summary of the status of all of the Company's stock option plans as of December 31, 2001, and related changes during the year then ended:

                                                   Number       Weighted-average
                                                 of shares      exercise price
                                               --------------   ----------------
                                               (in thousands)

Options outstanding at January 1, 2001                   -          $ -
  Granted....................................    3,671,000           22.33
  Exercised..................................            -            -
  Cancelled..................................       32,800           22.33
                                               --------------
Options outstanding at December 31, 2001.....    3,638,200           22.33
                                               ==============
Options exercisable at December 31, 2001.....        1,000           22.33

At December 31, 2001, the Company had 3.6 million stock options outstanding with a weighted-average remaining contractual life of 9.9 years and a weighted-average exercise price of $22.33.

18. Earnings Per Share

After the Company's IPO, SFAS No. 128, Earnings per Share, was adopted, which requires disclosure of basic and diluted earnings per share.

For purposes of the Company's unaudited basic and diluted pro forma earnings per share calculations for the period January 1, 2001 through October 25, 2001, the weighted-average number of shares outstanding was assumed to be 360.8 million shares. These shares represent 260.8 million shares issued to policyholders entitled to receive compensation in the demutualization and 100.0 million shares sold to investors in the IPO, prior to the underwriters' exercise of the over-allotment option. The shares issued to the policyholders include 56.2 million shares issued as policy credits and held in one of the Company's separate accounts.

                  Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

18. Earnings Per Share (continued)

Reconciliations of weighted-average shares outstanding and net income (loss) for basic and diluted net income per share for the year ended December 31, 2001, and for the period October 26, 2001 through December 31, 2001, are presented below:

                              Pro forma (unaudited)
                           ---------------------------
                               For the year ended        For the period October 26, 2001
                                December 31, 2001          through December 31, 2001
                           ---------------------------   ------------------------------
                                   Weighted                        Weighted
                                    average  Per share              average   Per share
                           Income   shares     amount     Loss      shares      amount
                           ------  --------  ---------   -------   --------   ---------
                                  (in millions)                   (in millions)
Basic earnings per share:
  Income (loss) before
    cumulative effect
    of accounting
    change...............  $369.5    362.4     $1.02     $(29.1)     369.5     $(0.08)
  Dilutive effects:
    Stock options (1)....     -        -        -           -          -         -
                           ------  --------  ---------   -------   --------   ---------
  Diluted earnings per
    share................  $369.5    362.4     $1.02     $(29.1)     369.5     $(0.08)
                           ======  ========  =========   =======   ========   =========

---------------------
(1) The dilutive effect of the stock options did not meet specified reporting thresholds.

The calculation of diluted earnings per share for the year ended December 31, 2001 and for the period October 26, 2001 through December 31, 2001, excludes the incremental effect related to a treasury stock repurchase forward contract. This contract's inception price is in excess of the average volume weighted average price for purchases of the Company's stock during the period the contract has been outstanding, resulting in an anti-dilutive effect.

19. Subsequent Event

On February 1, 2002, the Company sold its remaining stake of 15.1 million shares in Coventry Health Care, Inc. common stock and a warrant, exercisable for approximately 3.1 million shares of Coventry common stock. Total estimated proceeds from the completion of this transaction are $325.2 million and the Company will recognize an estimated net realized capital gain of $183.1 million during the first quarter of 2002.

                  Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

20. Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for 2001 and 2000:

                                        For the three months ended during 2001
                                   March 31    June 30   September 30  December 31
                                   ---------  ---------  ------------  -----------
                                        (in millions, except per share data)

Premiums and other
  considerations.................  $1,064.2   $  891.1     $1,255.0    $   912.0
Net investment income............     839.7      846.3        829.1        879.4
Net realized capital gains
  (losses).......................     (80.9)     (96.0)       (80.8)      (256.3)
Total revenue....................   2,236.0    2,084.7      2,456.5      2,040.3

Benefits, claims, and settlement
  expenses.......................   1,391.9    1,247.3      1,597.3      1,245.6
Income before taxes and
  cumulative effect of
  accounting change..............     140.4      150.8        148.6          8.7
Cumulative effect of
  accounting change..............     (10.7)       -            -            -
Net income.......................     105.3      119.1        115.8         18.6

Income before cumulative effect
  of accounting change per
  common share (1):
    Basic........................       N/A        N/A          N/A    $     0.05
    Diluted......................       N/A        N/A          N/A          0.05

Net income per common share (1):
    Basic........................       N/A        N/A          N/A          0.05
    Diluted......................       N/A        N/A          N/A          0.05

Market price:
  High...........................       N/A        N/A          N/A         24.75
  Low............................       N/A        N/A          N/A         20.40
  Close..........................       N/A        N/A          N/A         24.00

--------------------
(1) Fourth quarter 2001 earnings per share are on a pro forma basis as the Company's IPO did not close until October 26, 2001. See Note 1. Actual net income per common share for the period from October 26, 2001 through December 31, 2001, was $(0.08) for basic and diluted computations.

                  Principal Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

20. Quarterly Results of Operations (Unaudited) (continued)

                                       For the three months ended during 2000
                                   March 31    June 30   September 30  December 31
                                   ---------  ---------  ------------  -----------
                                         (in millions, except per share data)
Premiums and other
  considerations.................  $1,014.4   $  978.3     $  910.5    $ 1,093.2
Net investment income............     789.5      768.6        777.9        836.3
Net realized capital gains
  (losses).......................      70.3      (38.8)        20.9         87.5
Total revenue....................   2,270.6    2,094.9      2,123.8      2,395.6

Benefits, claims, and
  settlement expenses............   1,319.6    1,311.5      1,193.7      1,407.5
Income before taxes and
  cumulative effect of
  accounting change..............     282.4       68.2        229.1        280.8
Cumulative effect of
  accounting change..............       -          -            -            -
Net income.......................     193.1       52.2        173.9        201.0

Income before cumulative effect
  of accounting change per
  common share:
     Basic.......................       N/A        N/A          N/A          N/A
     Diluted.....................       N/A        N/A          N/A          N/A

Net income per common share:
  Basic..........................       N/A        N/A          N/A          N/A
  Diluted........................       N/A        N/A          N/A          N/A

Market price:
  High...........................       N/A        N/A          N/A          N/A
  Low............................       N/A        N/A          N/A          N/A
  Close..........................       N/A        N/A          N/A          N/A

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2002 annual shareholders meeting (the "Proxy Statement") which will be filed with the Securities and Exchange Commission on or about April 15, 2002, under the captions, "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant."

Item 11.  Executive Compensation

The information called for by Item 11 pertaining to executive compensation is set forth in the Proxy Statement under the caption, "Executive Compensation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   a.  Documents filed as part of this report.

       1. Financial Statements (see Item 8. Financial Statements and Supplementary Data)
           Report of Independent Auditors
           Audited Consolidated Financial Statements
                Consolidated Statements of Financial Position
                Consolidated Statements of Operations
                Consolidated Statements of Stockholders` Equity
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

2.  Report of Independent Auditors on Schedules
    Schedule I - Summary of Investments - Other Than Investments in Related Parties
    Schedule II - Condensed Financial Information of Registrant
    (Parent Only)
    Schedule III - Supplementary Insurance Information
    Schedule IV - Reinsurance

3.  Exhibits

   Exhibit
   Number                             Description
     2.1       Plan of Conversion**
     2.2 Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.**
     2.3 Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.**
     2.4 Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.**
     3.1 Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc.(included in Exhibit 2.1)**
     3.2       Form of By-Laws of Principal Financial Group, Inc. (included in
               Exhibit 2.1)**
     4.1 Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share**
     4.2       Form of Stockholder Rights Agreement**
    10.1       Principal Financial Group, Inc. Stock Incentive Plan**
    10.2       Principal Financial Group Long-Term Performance Plan**
    10.3 Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002*
    10.4       Principal Financial Group, Inc. Directors Stock Plan**
    10.5       Principal Select Savings Excess Plan**
    10.6       Supplemental Executive Retirement Plan for Employees**
    10.7 Employment Agreement, dated as of May 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell**
    10.8 Change-of-Control Supplement and Amendment to Employment Agreement, dated as of October 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell**

    10.9       Form of Principal Mutual Holding Company and Principal Life
               Insurance Company Change of Control Employment Agreement
               (Tier One Executives) among Principal Mutual Holding Company,
               Principal Financial Group, Inc., Principal Financial Services,
               Inc., Principal Life Insurance Company and an Executive**
    10.10      Fiscal Agency Agreement, dated as of August 25, 1999, among
               Principal Financial Group (Australia) Holdings Pty Limited,
               Principal Financial Services, Inc. and U.S. Bank Trust National
               Association**
    21         Principal Financial Group, Inc. Member Companies as of
               December 31, 2001*
    23         Consent of Ernst & Young LLP*
    24         Power of Attorney*

*   Filed herewith.

** Incorporated by reference to the exhibit with the same number filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

   b.    Reports on Form 8-K

         The Current Report on Form 8-K (Item 9), dated November 30, 2001, was filed December 3, 2001.

c.  See Item 14(a)3.

d.  See Item 14(a)2.

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PRINCIPAL FINANCIAL GROUP, INC.

Dated:  March 8, 2002              By   /s/ Michael H. Gersie
                                        ----------------------------------
                                        Michael H. Gersie
                                        Executive Vice President and
                                        Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  March 8, 2002

By  /s/ Michael H. Gersie*               By  /s/ Michael H. Gersie*
    -------------------------------          ------------------------------
    J. Barry Griswell                        Charles S. Johnson
    Chairman, President, Chief               Director
       Executive Officer and Director

By  /s/ Michael H. Gersie                By  /s/ Michael H. Gersie*
    -------------------------------          ------------------------------
    Michael H. Gersie                        William T. Kerr
    Executive Vice President and             Director
       Chief Financial Officer
    (Principal Financial Officer and
       Chief Accounting Officer)

By  /s/ Michael H. Gersie*               By  /s/ Michael H. Gersie*
    -------------------------------         -------------------------------
    Betsy J. Bernard                         Victor H. Loewenstein
    Director                                 Director

By  /s/ Michael H. Gersie*               By  /s/ Michael H. Gersie*
    -------------------------------          ------------------------------
    Jocelyn Carter-Miller                    Ronald D. Pearson
    Director                                 Director

By  /s/ Michael H. Gersie*               By  /s/ Michael H. Gersie*
    -------------------------------          ------------------------------
    Gary E. Costley                          Federico F. Pena
    Director                                 Director

By  /s/ Michael H. Gersie*               By  /s/ Michael H. Gersie*
    -------------------------------          ------------------------------
    David J. Drury                           Donald M. Stewart
    Director                                 Director

By  /s/ Michael H. Gersie*               By  /s/ Michael H. Gersie*
    -------------------------------          ------------------------------
    C. Daniel Gelatt, Jr.                    Elizabeth E. Tallett
    Director                                 Director

By  /s/ Michael H. Gersie*
    -------------------------------
    Sandra L. Helton
    Director

* Attorney-in-Fact and Agent

 Report of Independent Auditors on Schedules


The Board of Directors and Stockholders
Principal Financial Group, Inc.


We have audited the consolidated financial statements of Principal Financial Group, Inc. (the Company) as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 1, 2002 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at
Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                       /s/ Ernst & Young LLP

Des Moines, Iowa
February 1, 2002

 Schedule I - Summary of Investments - Other Than Investments in Related Parties
                             As of December 31, 2001


                                                                                      Amount as shown
                                                                                      in the Statement
                                                                                        of Financial
Type of Investment                                             Cost        Value          Position
---------------------------------------------------------   ----------   ----------   ----------------
                                                                              (in millions)
Fixed maturities, available-for-sale:
   U.S. Treasury securities and obligations of U.S.
      government corporations and agencies...............   $     15.4   $     15.4      $     15.4
   States, municipalities and political subdivisions.....        302.1        317.5           317.5
   Foreign governments...................................        876.5        926.3           926.3
   Public utilities......................................      3,290.8      3,330.1         3,330.1
   Convertibles and bonds with warrants attached.........         61.2         61.0            61.0
   Redeemable preferred..................................        373.9        374.5           374.5
   All other corporate bonds.............................     18,354.1     18,868.9        18,868.9
Mortgage-backed and other asset-backed securities........      5,891.3      6,118.6         6,118.6
                                                            ----------   ----------   ----------------
      Total fixed maturities, available-for-sale.........     29,165.3     30,012.3        30,012.3

Fixed maturities, trading................................         17.0         17.8            17.8

Equity securities, available-for-sale
Common stocks:
   Banks, trust and insurance companies..................         37.0         29.0            29.0
   Industrial, miscellaneous and all other...............        606.5        549.5           549.5
Non-redeemable preferred stock...........................        255.6        255.1           255.1
                                                            ----------   ----------   ----------------
      Total equity securities, available-for-sale........        899.1        833.6           833.6
Mortgage loans...........................................     11,158.0         xxxx        11,065.7

Real estate, net:
   Real estate acquired in satisfaction of debt(1).......         49.8         xxxx            45.2
   Other real estate(1)..................................      1,151.8         xxxx         1,136.6
Policy loans.............................................        831.9         xxxx           831.9
Other investments(2).....................................        652.0         xxxx           829.8
                                                            ----------                ----------------
      Total investments..................................   $ 43,924.9         xxxx      $ 44,772.9
                                                            ==========                ================

--------------------
(1) The amounts shown in the Statement of Financial Position for real estate differ from cost due to properties which were determined to be impaired. The cost bases of these properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established.

(2) The amount shown in the Statement of Financial Position for other investments differs from cost due to accumulated earnings from minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

    Schedule II - Condensed Financial Information of Registrant (Parent Only)
                     ($ in millions, except per share data)

                         Statement of Financial Position
                             As of December 31, 2001

Assets:
Cash and cash equivalents................................   $    37.1
Income taxes receivable..................................         0.2
Investment in subsidiary.................................     6,783.2
                                                            ---------
  Total assets...........................................   $ 6,820.5
                                                            =========

Liabilities and stockholders' equity:
Liabilities:
Amounts payable to subsidiary............................   $     0.2
                                                            ---------
  Total liabilities......................................         0.2

Stockholders' equity:
Common stock, par value $.01 per share - 2,500 million
    shares authorized, 375.8 million shares issued,
    360.1 million shares outstanding.....................         3.8
Additional paid-in capital...............................     7,072.5
Retained earnings deficit................................       (29.1)
Accumulated other comprehensive income...................       147.5
Treasury stock, at cost (15.7 million shares)............      (374.4)
                                                            ---------
Total stockholders' equity...............................     6,820.3
                                                            ---------
  Total liabilities and stockholders' equity.............   $ 6,820.5
                                                            =========



                             Statement of Operations
            For the period October 26, 2001 through December 31, 2001

Revenues:
  Net investment income.....................    $  0.7
                                                -------
    Total revenues..........................       0.7

Expenses:
  Other operating costs and expenses........       0.3
                                                -------
    Total expenses..........................       0.3
                                                -------

Income before income taxes..................       0.4

Income taxes................................       0.2
                                                -------

Net income after taxes......................       0.2
Equity in the net loss of subsidiary........     (29.3)
                                                -------

Net loss....................................    $(29.1)
                                                =======

See accompanying notes.

 Schedule II - Condensed Financial Information of Registrant (Parent Only)
                                   (continued)

                             Statement of Cash Flows
            For the period October 26, 2001 through December 31, 2001
                                  (in millions)

Net loss...............................................   $    (29.1)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Equity in the net loss of subsidiary..............         29.3
     Increase in amounts payable to subsidiary.........          0.2
     Increase in income taxes..........................         (0.2)
                                                          -----------

     Net cash provided by operating activities.........          0.2

Cash flows from investing activities:
  Capital contributed to subsidiary....................     (1,689.7)
  Dividends received from subsidiary...................         75.0
                                                          -----------

     Net cash used in investing activities.............     (1,614.7)

Cash flows from financing activities:
  Issuance of common stock.............................      2,019.3
  Acquisition of treasury stock........................       (367.7)
                                                          -----------

  Net cash provided by financing activities............      1,651.6

  Net increase in cash and cash equivalents............         37.1
  Cash and cash equivalents at beginning of period.....          -
                                                          -----------

  Cash and cash equivalents at end of year.............   $     37.1
                                                          ===========

See accompanying notes.

 Schedule II - Condensed Financial Information of Registrant (Parent Only)
                                  (continued)
                     Notes to Condensed Financial Statements

(1) Basis of Presentation

    The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

    In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries.

    The parent company only Statement of Operations and Statement of Cash Flows reflect the results of operations from October 26, 2001, the date of demutualization and initial public offering.

(2) Cash Dividends from Subsidiary

    The parent company received cash dividends totaling $75.0 million in 2001 from its subsidiary.

                     Schedule III - Supplementary Insurance
               Information As of December 31, 2001, 2000 and 1999
                      and for each of the years then ended

                                                       Deferred        Future      Contractholder
                                                        Policy         Policy        and Other
                                                      Acquisition     Benefits     Policyholder
Segment                                                  Costs       and Claims        Funds
                                                      -----------   -----------    --------------
                                                                   (in millions)

2001:
U.S. Asset Management and Accumulation..............   $   411.6    $  6,463.2     $   23,421.7
International Asset Management and Accumulation.....        50.2       1,022.7             32.4
Life and Health Insurance...........................       910.7       6,544.4          1,880.2
Mortgage Banking....................................         -             -                -
Corporate and Other.................................         -             4.3            (60.8)
                                                      -----------   -----------    --------------
  Total.............................................   $ 1,372.5    $ 14,034.6     $   25,273.5
                                                      ===========   ===========    ==============

2000:
U.S. Asset Management and Accumulation..............   $   368.9    $  6,065.5     $   23,046.1
International Asset Management and Accumulation.....        37.8         971.8             52.5
Life and Health Insurance...........................       926.6       6,304.5          1,799.0
Mortgage Banking....................................         -             -                -
Corporate and Other.................................         -             4.2              -
                                                      -----------   -----------    --------------
  Total.............................................   $ 1,333.3    $ 13,346.0     $   24,897.6
                                                      ===========   ===========    ==============

1999:
U.S. Asset Management and Accumulation..............   $   426.2    $  5,675.1     $   23,515.7
International Asset Management and Accumulation.....        21.6         834.7             57.8
Life and Health Insurance...........................       983.1       6,097.1          1,623.2
Mortgage Banking....................................         -             -                -
Corporate and Other.................................         -             5.3              -
                                                      -----------   -----------    --------------
  Total.............................................   $ 1,430.9    $ 12,612.2     $   25,196.7
                                                      ===========   ===========    ==============

                     As of December 31, 2001, 2000 and 1999
                      and for each of the years then ended


                                                                                          Amortization
                                                                              Benefits,   of Deferred
                                                Premiums and        Net      Claims and      Policy         Other
                                                   Other        Investment   Settlement   Acquisition     Operating
Segment                                        Considerations   Income (1)     Expenses      Costs       Expenses(1)
-------                                        --------------   ----------   ----------   ------------   -----------
                                                                             (in millions)

2001:
U.S. Asset Management and Accumulation......     $   766.3      $ 2,400.6    $ 2,583.1      $   64.9     $   700.5
International Asset Management
   and Accumulation.........................         344.9          129.0        407.5           3.1         339.3
Life and Health Insurance...................       3,011.1          678.6      2,491.0          91.9         740.7
Mortgage Banking............................           -             31.1          -             -           552.3
Corporate and Other.........................           -            155.2          0.5           -            80.5
                                               --------------   ----------   ----------   ------------   -----------
   Total....................................     $ 4,122.3      $ 3,394.5    $ 5,482.1      $  159.9     $ 2,413.3
                                               ==============   ==========   ==========   ============   ===========

2000:
U.S. Asset Management and Accumulation......     $   525.4      $ 2,303.9    $ 2,310.6      $  123.7     $   619.5
International Asset Management
   and Accumulation.........................         220.5          105.0        262.2           2.0         370.3
Life and Health Insurance...................       3,250.5          642.1      2,659.4         113.0         798.6
Mortgage Banking............................           -            (15.7)         -             -           282.7
Corporate and Other.........................           -            137.0          0.1           -           169.6
                                               --------------   ----------   ----------   ------------   -----------
   Total....................................     $ 3,996.4      $ 3,172.3    $ 5,232.3      $  238.7     $ 2,240.7
                                               ==============   ==========   ==========   ============   ===========

1999:
U.S. Asset Management and Accumulation......     $   566.7      $ 2,289.7    $ 2,335.3      $   60.2     $   561.5
International Asset Management
   and Accumulation.........................         179.9           94.1        210.1           1.8         210.3
Life and Health Insurance...................       3,190.6          614.7      2,714.9         111.7         760.4
Mortgage Banking............................           -              3.3          -             -           310.8
Corporate and Other.........................           0.4           70.2          0.6           0.1          53.5
                                               --------------   ----------   ----------   ------------   -----------
   Total....................................     $ 3,937.6      $ 3,072.0    $ 5,260.9      $  173.8     $ 1,896.5
                                               ==============   ==========   ==========   ============   ===========

(1) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

                            Schedule IV - Reinsurance
   As of December 31, 2001, 2000 and 1999 and for each of the years then ended

                                                                                           Percentage
                                                     Ceded to     Assumed                   of Amount
                                        Gross         Other      from Other       Net      Assumed to
                                        Amount      Companies    Companies      Amount         Net
                                      -----------   ----------   ----------   -----------  ----------
                                                              ($ in millions)

2001:
Life insurance in force............   $ 160,920.4   $ 27,049.9   $ 1,439.0    $ 135,309.5     1.1%
                                      ===========   ==========   ==========   ===========

Premiums:
  Life insurance...................   $   2,085.4   $     52.4   $    56.0    $   2,089.0     2.7%
  Accident and health insurance....       2,244.5        211.2         -          2,033.3       -%
                                      -----------   ----------   ----------   -----------
    Total..........................   $   4,329.9   $    263.6   $    56.0    $   4,122.3     1.4%
                                      ===========   ==========   ==========   ===========

2000:
Life insurance in force............   $ 165,912.8   $ 23,094.5   $ 1,173.9    $ 143,992.2     0.8%
                                      ===========   ==========   ==========   ===========

Premiums:
  Life insurance...................   $   1,815.7   $     48.7   $    24.6    $   1,791.6     1.4%
  Accident and health insurance....       2,326.4        121.6         -          2,204.8       -%
                                      -----------   ----------   ----------   -----------
    Total..........................   $   4,142.1   $    170.3   $    24.6    $   3,996.4     0.6%
                                      ===========   ==========   ==========   ===========

1999:
Life insurance in force............   $ 167,173.0   $ 17,529.2   $   243.8    $ 149,887.6     0.2%
                                      ===========   ==========   ==========   ===========

Premiums:
  Life insurance...................   $   1,829.9   $     38.5   $     3.8    $   1,795.2     0.2%
  Accident and health insurance....       2,160.1         18.0         0.3        2,142.4       -%
                                      -----------   ----------   ----------   -----------
    Total..........................   $   3,990.0   $     56.5   $     4.1    $   3,937.6     0.1%
                                      ===========   ==========   ==========   ===========

                                  Exhibit Index

Exhibit
Number                      Description
 2.1       Plan of Conversion**
 2.2 Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New
           Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.**
 2.3       Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited
           and Principal Financial Services, Inc.**
 2.4       Second Amendment to the Share Sale Deed, dated as of March 14,
           2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited),
           Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.**
 3.1 Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc.(included in Exhibit 2.1)**
 3.2       Form of By-Laws of Principal Financial Group, Inc.(included in
           Exhibit 2.1)**
 4.1 Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share**
 4.2       Form of Stockholder Rights Agreement**
10.1       Principal Financial Group, Inc. Stock Incentive Plan**
10.2       Principal Financial Group Long-Term Performance Plan**
10.3 Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002*
10.4       Principal Financial Group, Inc. Directors Stock Plan**
10.5       Principal Select Savings Excess Plan**
10.6       Supplemental Executive Retirement Plan for Employees**
10.7 Employment Agreement, dated as of May 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and
           J. Barry Griswell**
10.8 Change-of-Control Supplement and Amendment to Employment Agreement, dated as of October 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell**
10.9 Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive**
10.10 Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal
           Financial Services, Inc. and U.S. Bank Trust National Association**
21         Principal Financial Group, Inc. Member Companies as of
           December 31, 2001*
23         Consent of Ernst & Young LLP*
24         Power of Attorney*

*   Filed herewith.

** Incorporated by reference to the exhibit with the same number filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

                                                                   Exhibit 10.3


             Principal Financial Group Incentive Pay Plan (PrinPay)
                 Amended and Restated Effective January 1, 2002


                       Section 1. Introduction and Purpose

The Principal Financial Group Incentive Pay Plan (the "Plan") is designed to motivate employees who work for the Principal Financial Group(R) to perform at levels which will ensure the success of the Company. The Plan is intended to pay financial rewards based on performance. The Plan was originally adopted by Principal Life Insurance Company of Des Moines, Iowa on January 1, 1995 and has since been amended from time to time. Prior to the date of this restatement, the Plan was amended and restated on January 1, 2001. This amended and restated version of the Plan has been adopted and assumed by the Company as of January 1, 2002. The Plan remains in effect until amended, suspended or terminated.

                              Section 2. Plan Year

The Plan Year is the calendar year beginning on January 1 and ending on December 31.

                             Section 3. Definitions

For the purposes of this Plan, the following terms shall have the meanings indicated, unless the context clearly indicates otherwise:

"Adjusted Consolidated GAAP Equity" for any period means the ending equity of the Company and its consolidated subsidiaries, taken as a whole, as determined in accordance with GAAP, adjusted for accumulated other comprehensive income or loss, as defined by GAAP, unless otherwise determined by the Committee.

"Award" means the incentive earned in a Plan Year.

"Award Component" means one of the following: corporate, business unit or individual performance for a Participant.

"Award Opportunity" means the percentage of a Participant's Fixed Salary earnable under the Plan if target performance for the Plan Year is met.

"Award Opportunity Scale" means the percentage of the Award Opportunity earnable under the Plan if minimum, maximum or any other scale factors that have been identified are met. The Award Opportunity Scale is a percentage of the Award Opportunity. The Award Opportunity Scale for each Plan Year shall be as determined by the Committee.

"Beneficiary" or "Beneficiaries" means the person, persons or entity entitled under Section 7 to receive any Plan benefits payable after a Participant's death. If a Participant dies before receiving an Award to which he or she is entitled, the Award will be paid to the person(s) or entity designated as the beneficiary for the Participant's life insurance benefit through The Principal Trust for Life Insurance Benefits for Employees.

"Board" means the Board of Directors of the Company, or the successor thereto.

"Cause" shall mean any one or more of the following:

(i) a Participant's commission of a felony or other crime involving fraud, dishonesty or moral turpitude;

(ii) a Participant's willful or reckless material misconduct in the performance of the Participant's duties;

(iii) a Participant's habitual neglect of duties; or

(iv) a Participant's willful or intentional breach of obligations to an Employer, provided that, if such breach involved an act, or failure to act, which was done, or omitted to be done, by a Participant in good faith and with a reasonable belief that a Participant's act, or failure to act, was in the best interest of the Company or was required by applicable law or administrative regulation, such breach shall not constitute Cause, if, within 30 days after a Participant is given written notice of such breach that specifically refers to this definition, a Participant cures such breach to the fullest extent that it is curable;

provided, however, that Cause shall not include any one or more of the following:

(i) a Participant's negligence, other than a Participant's habitual neglect of duties or gross negligence; or

(ii) any act or omission believed by a Participant in good faith to have been in or not opposed to the interest of the Company (without intent of the Participant to gain, directly or indirectly, a profit to which the Participant was not legally entitled).

"Committee" means the Human Resources Committee of the Board or such other committee of the Board as the Board shall designate from time to time, which committee shall be composed of two or more outside directors.

"Company" means Principal Financial Group, Inc. and its successors and assigns and any company which shall acquire substantially all of its assets.

"Disability" means, with respect to any Participant, long-term disability as defined under any long-term disability plan maintained by the Company or a Subsidiary in which the Participant participates. In the event of any question as to whether a Participant has a Disability, the plan administrator of the relevant long-term disability plan shall determine whether a disability exists, in accordance with such plan.

"Employer" means the Company and any Subsidiary whose employees are designated as Participants under the Plan.

"Exempt" means an employee who is not subject to the minimum wage and overtime pay provisions of the Fair Labor Standards Act. These employees include executives, administrative employees, professional employees and those engaged in outside sales.

"Fair Labor Standards Act" means 29 U. S. C.ss.201 et seq.

"Final Warning" means a disciplinary action designated to be a final warning.

"Fixed Salary" means the gross amount of earnings received for base salary, lump sum merit, Personal Time Off, shift differential, on-call pay, holiday pay, overtime and short-term disability coverage during the Plan Year. Fixed Salary does not include the Award earned under this Plan or any other bonus, incentive or commission paid in the current Plan Year.

"GAAP" means generally accepted accounting principles, consistently applied.

"Individual Goals" means one or more financial or non-financial measure established for the Plan Year between the Participant and the Participant's leader, at 100% performance, which may also have written Award Opportunity Scales.

"Job Level" means an Employer's internal hierarchical level of a job that is used to determine eligibility and participation in corporate programs and amenities.

"Non-exempt" means an employee who is subject to the minimum wage and overtime pay provisions of the Fair Labor Standards Act.

"Operating Earnings" means operating earnings of the Company and its consolidated subsidiaries, consistent with GAAP principles, unless otherwise determined by the Committee.

"Participant" means an employee who has met the eligibility requirements for the Plan Year. For the purposes of Section 8, "Participant" shall include only an employee who was employed by an Employer before the date of the applicable Change of Control.

For purposes of Section 8 "Executive Participant" means an employee at the level of vice president or equivalent and above who has met the eligibility requirements for the Plan Year. For the purposes of Section 8, "Executive Participant" shall include only an employee who was employed by an Employer before the date of the applicable Change of Control.

"Performance Measures" means one or more financial or non-financial measures established for the Plan Year. The Committee shall establish performance levels of achievement for the Award Opportunity Scale, in order to reflect the level of recognition to be afforded to partial achievement of, or to surpass, the level of achievement targeted for such objectives for such Plan Year. The corporate and business unit Performance Measures shall be selected from such measures as the Committee or Plan Administrator shall deem appropriate, including, without limitation, ROE, Operating Earnings, earnings before interest, taxes, depreciation and amortization ("EBITDA"), budget, customer satisfaction and total shareholder return.

"Plan" means the Principal Financial Group Incentive Pay Plan, as currently in effect and as the same may be amended from time to time.

"Plan Administrator" means the committee, committees or persons in Section 9, that have been designated by the Chief Executive Officer and approved by the Committee.

"Retirement" means a termination of a Participant's employment for any reason other than death, Disability or Cause and qualifying to retire under the terms of any pension plan maintained by the Company or a Subsidiary.

"ROE" means, with respect to any calendar year, Operating Earnings divided by the average Adjusted Consolidated GAAP Equity for the year (prior 12-month period ending Adjusted Consolidated GAAP Equity plus end of 12-month period Adjusted Consolidated GAAP Equity, divided by two) unless otherwise determined by the Committee.

"Pro-Ration Factor" means the number of days as a Participant under the Plan divided by 365 days.

"Subsidiary" means (1) any corporation in which the Company owns, directly or indirectly, at least 50% of the outstanding equity interests and over which the Company has effective control, or (2) any other entity or joint venture, domestic or non-domestic, in which the Company, directly or indirectly, owns an interest and that is designated in writing as a "Subsidiary" by the Plan Administrator for purposes of this Plan.

"Threshold Objectives" means one or more minimal performance objectives established hereunder that must be achieved in order for any payment to be made for the Plan Year. Such Threshold Objectives may be any measure of performance that the Committee shall deem appropriate, provided that, for the Plan Year commencing in 2001 and, unless otherwise specified by the Committee by March 15 of the relevant Plan Year, the Threshold Objectives shall be:

(1)  The Principal must maintain the minimum claims paying/financial strength
     rating from 2 of the 3 rating agencies:   e.g. Fitch AA-, Moody's Aa3 and
     Standard & Poors AA-; and

(2) Adjusted Consolidated GAAP Equity for the end of the Plan Year, stated as a percentage of the general account assets of Principal Life Insurance Company, must be at least 6%; and

(3)  Principal Life Insurance Company must have a Risk Based Capital Ratio
     (as defined by the National Association of Insurance Commissioners) of at least 150%.

                             Section 4. Eligibility

Exempt employees of an Employer are Participants in the Plan on their date of hire if they are scheduled to work at least 20 hours per week on a regularly scheduled basis. Non-exempt employees of an Employer are eligible to participate in the Plan if they work at least 20 hours per week on a regularly scheduled basis and become a Participant after completing six months of employment.

Unless pre-approved by the Plan Administrator in writing, an employee who is a Participant in the Plan is not eligible to participate in any other Company or Subsidiary annual incentive, bonus or commission plan. Unless pre-approved by the Plan Administrator in writing, employees who are participants in other annual incentives, bonus or commission plans are not eligible to be Participants in the Plan.

      Section 5. Target Award Opportunity, Performance Measures and Scales

Participants will be assigned an Award Opportunity based on their job or Job Level with an Employer. The Award Opportunity will be paid if stated target Performance Measures are achieved. The Plan Administrator will approve the Award Opportunity and Award Opportunity Scale for Participants at and below the Vice President level. The Committee will approve the Award Opportunity and Award Opportunity Scale for Participants at the Senior Vice President level or above.

Each Participant's Award Opportunity and Award Opportunity Scale will be segmented into one or more of the following Award Components: corporate, business unit and/or individual, as determined by the Plan Administrator for Participants at and below the Vice President Level, and by the Committee for Participants at the Senior Vice President level or above. The weighting of these components will be determined by the Plan Administrator or the Committee as the case may be. The corporate and business unit component's performance will be used to fund the Awards. The individual component will directly affect the portion of the Award Opportunity earnable.

At the start of each Plan Year, Performance Measures that correspond to the Award Opportunity Scale will be determined. Corporate Performance Measures will be approved by the Committee. Business Unit Performance Measures will be approved by the Plan Administrator. Individual Goals will be set jointly between the Participant and the Participant's leader. The Individual Goals for the Chief Executive Officer of the Principal shall be established by the Committee. The Individual Goals can vary from year to year, from one position to another, and from one incumbent to another. Where the development of appropriate Individual Goals for a partial year would be impractical, eligibility for the individual component may be delayed until the following Plan Year and payment may be based on corporate and business unit performance level with approval by the leader.

                         Section 6. Award Determination

Unless otherwise determined by the Plan Administrator in writing, the Participant's Award Opportunity for calculation of the annual Award is determined by the Participant's job or Job Level and business unit with an Employer held on the last day of the Plan Year and will be applied for the entire Plan Year.

Unless otherwise determined by the Plan Administrator, Pro-Ration Factor will be applied to a Participant's Award if the Participant transfers to or from an ineligible position within the Plan Year.

When needed, interpolated performance levels for Corporate Performance Measures, Business Unit Performance Measures, and where appropriate, Individual Goals will be established on a straight-line basis in the Award Opportunity Scale. If actual performance falls below the minimum Performance Measure set forth for the corporate and business unit Award Component, that Award Component will be zero. If actual performance falls below minimum performance measures set forth for the individual Award Component the Award will be zero. If actual performance is above the maximum Performance Measure for a particular Award Component, that Award Component will be the maximum determined by the Committee.

Notwithstanding anything else contained in this Plan to the contrary, all Threshold Objectives with respect to such Plan Year must be met in order for any Award to be made under this Plan. The Committee approves corporate and business unit Performance Measure results. Leaders approve Individual Goal results.

At the end of the Plan Year the value of the actual Awards is calculated by completing the following steps. Step 1: Determination of the Component Score. The Component Score is the weighted sum of the scores of the Performance Measures for the corporate and business unit Performance Measures Step 2:
Determination of Award Score. The Award Score is the Component Score, multiplied by the individual component score Step 3: Determination of Participant Award. The Award paid to each Participant will be calculated by multiplying, 1) the Participant's Fixed Salary earnings received during the Plan Year; by 2) the Award Opportunity, by (3) Award Score, and by (4) the Pro-Ration Factor.

In comparing actual performance against the Performance Measures, the Committee, by recommendation of the Chief Executive Officer may exclude from such comparison any extraordinary gains, losses, charges, or credits which appear on the Company's books and records as it deems appropriate. An extraordinary item may include, without limiting the generality of the foregoing, an item in the Company's financial statements reflecting an accounting rule, tax law, or major legislative change not taken into consideration in the establishment of the Performance Measures. In addition, the impact of a material disruption in the U.S. economy or a substantive change in the Company's business plans also may be deemed to be such an extraordinary item.

In no event will the sum of all annual Awards paid to Participants under the Plan exceed 6% of pre-tax GAAP operating earnings of the Company for the Plan Year. If the Awards calculated for the year would so exceed 6% of operating earnings, all calculated Awards under the plan shall be proportionately reduced so the Awards aggregate to no more than 6% of operating earnings.

                            Section 7. Distributions

No payment shall be made to any Participant who is on Final Warning any time during the Plan Year.

Award payments shall be made following the release of audited results after the end of the Plan Year in which they are earned, but no later than March 15.

Upon a Participant's death prior to the end of the Plan Year, the Participant's Beneficiary (or, if none is named, the Participant's estate) shall receive an early distribution based on the Fixed Salary received during the Plan Year, multiplied by the Award Opportunity. Upon a Participant's death following the close of the Plan Year, but prior to an Award payment, the Participant's Beneficiary (or, if none is named, the Participant's estate) shall receive a distribution at the same times as other Participants and the amount payable shall be calculated according to Section 6.

Unless otherwise determined by the Plan Administrator in writing, upon a Participant's Disability, Retirement, or involuntary termination due to office closing, downsizing, outsourcing or divestiture of a business or subsidiary, the Participant shall receive a distribution at the same time as other Participants and the amount payable shall be calculated according to Section 6.

If a Participant terminates and is rehired during a Plan Year, the Participant's eligibility will be restored as if they had not terminated and there will be no Pro-Ration Factor of the Award payable to the Participant. Non-exempt employees who have not completed the 6-month employment period to be a Participant in the Plan will use the adjusted service date to determine when they are eligible to be a Participant in the Plan.

If a Participant is separated from employment for Cause, as determined by the Company, the Participant shall not be entitled to receive any further payment under the Plan with respect to any Plan Year.

Except as provided in Section 8, if a Participant's employment is terminated for any other reason other than those otherwise outlined above prior to any payment in respect to any Plan Year the Participant shall forfeit their Award.

                          Section 8. Change of Control

Capitalized words used in this Section 8 have the meaning ascribed to them under the Principal Severance Pay Plan for Senior Executives as amended from time to time, unless the context clearly indicates otherwise. Notwithstanding the foregoing, the following terms shall have the meanings ascribed to them in
Section 3 hereof: Board, Company, Disability, Employer, Executive Participant, Participant, Plan.

Within ten (10) days following the later of a Change Date or Merger of Equals Cessation Date ("Trigger Date"), the Company shall pay each Executive Participant an amount equal to the Executive Participant's Target Annual Bonus for the year in which the Trigger Date occurs multiplied by fraction, the numerator of which is the number of days elapsed in the year up to and including the Trigger Date, and the denominator of which is 365, in satisfaction of the Company's obligations under the Plan for the period prior to the Trigger Date.

If, during the Post-Change Period (other than during a Post-Merger of Equals Period) an Executive Participant's employment is terminated other than for Cause or Disability, or an Executive Participant terminates employment for

Good Reason, the Company shall pay the Executive Participant the Executive Participant's Target Annual Bonus for the year in which such termination occurs multiplied by a fraction, the numerator of which is the number of days elapsed in the year up to and including the Termination Date, and the denominator of which is 365, in satisfaction of the Company's obligations under the Plan for the period prior to the Termination Date. Any amounts payable under this paragraph shall be reduced (but not below zero) by the amount of any annual bonus paid to the Executive Participant with respect to the Employer's fiscal year in which the Termination Date occurs. If an Executive Participant receives a payment pursuant to this third paragraph of this Section 8, the Executive Participant may not also receive payment pursuant to the fourth paragraph of this Section 8.

If the Plan is terminated on or after the Trigger Date, within the same Plan year as the Trigger Date, or any amendment to the Plan is adopted that adversely affects the rights of any Participant or Beneficiary, the Company shall pay the Participant the Participant's Target Annual Bonus for the year in which such amendment or Plan termination occurs multiplied by a fraction, the numerator of which is the number of days elapsed in the year up to and including the amendment or Plan termination, and the denominator of which is 365, in satisfaction of the Company's obligations under the Plan for the period prior to the amendment or Plan termination. Any amounts payable under this paragraph shall be reduced (but not below zero) by the amount of any annual bonus paid to an Executive Participant with respect to the Employer's fiscal year in which the Trigger Date occurs. If an Executive Participant receives a payment pursuant to this fourth paragraph of this Section 8, the Executive Participant may not also receive payment pursuant to the third paragraph of this Section 8.

Any amounts payable under this Section 8 shall be reduced (but not below zero) by the amount of any annual bonus paid to an Executive Participant with respect to the Employer's fiscal year in which the Trigger Date occurs.

                            Section 9. Administration

The Plan Administrator shall maintain such procedures and records as will enable the Plan Administrator to determine the Participants and their Beneficiaries who are entitled to receive benefits under the Plan and the amounts thereof.

The Plan Administrator shall have the exclusive right, power, and authority, in its sole, full and absolute discretion, to interpret any and all of the provisions of the Plan, to supervise the administration and operation of the Plan, and to consider and decide conclusively any questions (whether fact or otherwise) arising in connection with the administration of the Plan or any claim for benefits arising under the Plan. Any decision or action of the Plan Administrator shall be conclusive and binding on all parties, including the Participants. The Plan Administrator shall also have the discretion and authority to adopt and revise rules and procedures relating to the Plan, to correct any defect or omission or reconcile any inconsistency in this Plan or any payment hereunder, and to make any other determinations that it believes necessary or advisable in the administration of the Plan.

                  Section 10. Amendment and Termination of Plan

The Committee shall have the authority to amend the Plan at any time and from time to time. Any such amendments must be made by written instrument, and notice of such amendment shall be provided to Participants as soon as practical after adoption.

The Company reserves the right to terminate the Plan in any respect and at any time and may do so at any time pursuant to a written resolution of the Committee.

Notwithstanding anything else to the contrary set forth in the Plan, no amendment or termination of the Plan may adversely affect the rights of any Participant or Beneficiary in respect to an Award determined or earned with respect to a Plan Year.

                            Section 11. Miscellaneous

No Participant or other employee shall at any time have a right to be selected for participation in the Plan, despite having previously participated in the Plan or any other incentive or bonus plan of the Company or any of it affiliates.

The existence of this Plan, as in effect at any time or from time to time, or participation under the Plan, shall not be deemed to constitute a contract of employment between the Company or any Subsidiary and any employee or Participant, nor shall it constitute a right to remain in the employ of the Company or it's Subsidiary.

Any notice required or permitted under the Plan shall be sufficient if in writing and hand delivered, sent by first class, registered or certified mail, or by such other means as the Committee, in its sole discretion, may deem appropriate. Such notice shall be deemed as given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark or on the receipt for registration or certification. Mailed notice to the Committee shall be directed to the Company's address, c/o the Plan Administrator. Mailed notice to a Participant or Beneficiary shall be directed to the individual's last known home address in the Participant's Employer's records.

Nothing contained in the Plan shall constitute a guaranty by any Employer or any other person or entity that the assets of such entity will be sufficient to pay any benefit hereunder.

Subject to the provisions of applicable law, no interest of any person or entity in any Award, or any right to receive any distribution or other benefit under the Plan, shall be subject in any manner to sale, transfer, assignment, pledge, attachment, or other alienation or encumbrance of any kind; nor may such interest in any Award, or right to receive any distribution or any benefit under the Plan, be taken, either voluntarily or involuntarily, for the satisfaction of the debts of, or other obligations or claims against, such person or entity, including (but not limited to) claims for separate maintenance and claims in bankruptcy proceedings.

The Plan shall be construed and administered under the laws of the State of Iowa.

The Employer shall have the right to deduct, from amounts payable pursuant to the Plan or from amounts otherwise payable to the Participant (or payable to the beneficiary of the Participant, if the Participant is deceased), any taxes required by law to be withheld from such Awards.

Nothing contained in this Plan shall be construed to prevent the Company, or any Subsidiary, from taking any corporate action which is deemed by it to be appropriate, or in its best interest, whether or not such action would have an adverse effect on this Plan, or any Awards made under this Plan. No employee, beneficiary, or other person shall have any claim against the Company, or a Subsidiary, as a result of any such action.

Nothing express or implied in this Plan is intended or may be construed to give any person other than Participants and Beneficiaries any rights or remedies under this Plan.

A recipient of any payment under this Plan who is not a current employee of an Employer, shall have the obligation to inform the Company of his or her current address, or other location to which payments are to be sent. Neither the Company nor any Subsidiary shall have any liability to such recipient, or any other person, for any failure of such recipient, or person, to receive any payment if it sends such payment to the address provided by such recipient by first class mail, postage paid, or other comparable delivery method. Notwithstanding anything else in this Plan to the contrary, if a recipient of any payment cannot be located within 120 days following the date on which such payment is due after reasonable efforts by the Company or a Subsidiary, such payments and all future payments owing to such recipient shall be forfeited without notice to such recipient. If, within two years (or such longer period as management, in its sole discretion, may determine), after the date as of which payment was forfeited (or, if later, is first due), the recipient, by written notice to the Company, requests that such payment and all future payments owing to such recipient be reinstated and provides satisfactory proof of their identity, such payments shall be promptly reinstated. To the extent the due date of any reinstated payment occurred prior to such reinstatement, such payment shall be made to the recipient (without any interest from its original due date) within 90 days after such reinstatement.

On behalf of the Human Resources Committee of the Board of Directors of the Company, this Amended and Restated Incentive Pay Plan has been executed this 5th day of February, 2002.


By:/s/ William T. Kerr
   --------------------
   William T. Kerr, Chair

                                                                    Exhibit 21

===============================================================================
                             PROPRIETARY INFORMATION
===============================================================================
               PRINCIPAL FINANCIAL GROUP, INC. - Member Companies
                                   12/31/2001
===============================================================================
                                                               Jurisdiction of
                   Entity Name                                 Incorporation
===============================================================================
ADMAR CORPORATION............................................  California
ANDUEZA & PRINCIPAL CREDITOS  HIPOTECARIOS S.A...............  Chile
BENEFIT FIDUCIARY CORPORATION................................  Rhode Island
BOSTON INSURANCE TRUST, INC..................................  Massachusetts
BRASILPREV PREVIDENCIA PRIVADA S.A...........................  Brazil
BT (QUEENSLAND) PTY LTD......................................  Australia
BT AUSTRALIA (HOLDINGS) PTY LTD..............................  Australia
BT AUSTRALIA CORPORATE SERVICES PTY LTD......................  Australia
BT AUSTRALIA PTY LTD.........................................  Australia
BT FINANCE & INVESTMENTS PTY LTD.............................  Australia
BT FINANCE PTY LTD...........................................  Australia
BT FINANCIAL GROUP (NZ) LTD..................................  New Zealand
BT FINANCIAL GROUP PTY LTD...................................  Australia
BT FUNDS MANAGEMENT (NZ) LTD.................................  New Zealand
BT FUNDS MANAGEMENT LTD......................................  Australia
BT HOTEL LTD.................................................  Australia
BT INVESTMENTS (AUSTRALIA) LTD...............................  Delaware
BT LIFE LTD..................................................  Australia
BT NOMINEES PTY LTD..........................................  Australia
BT PORTFOLIO SERVICES LTD....................................  Australia
BT SECURITIES LTD............................................  Australia
BT TACTICAL ASSET MANAGEMENT PTY LTD.........................  Australia
CHIFLEY SERVICES PTY LTD.....................................  Australia
DELAWARE CHARTER GUARANTEE & TRUST COMPANY...................  Delaware
DENTAL-NET, INC..............................................  Arizona
EMPLOYERS DENTAL SERVICES, INC...............................  Arizona
EQUITY FC, LTD...............................................  Iowa
EXECUTIVE BENEFIT SERVICES, INC..............................  North Carolina
HEALTHRISK RESOURCE GROUP, INC...............................  Iowa
IDBI-PRINCIPAL ASSET MANAGEMENT COMPANY......................  India
IDBI-PRINCIPAL TRUSTEE COMPANY LIMITED.......................  India
ING/PRINCIPAL PENSIONS CO., LTD..............................  Japan
INSOURCE GROUP, LLC..........................................  Delaware
INVISTA CAPITAL MANAGEMENT, LLC..............................  Delaware
ONISTON PTY LTD..............................................  Australia
PATRICIAN ASSOCIATES, INC....................................  California
PETULA ASSOCIATES, LTD.......................................  Iowa
PETULA PROLIX DEVELOPMENT COMPANY............................  Iowa
PFG DO BRASIL LTDA...........................................  Brazil
PPI EMPLOYEE BENEFITS CORPORATION............................  Connecticut
PREFERRED PRODUCT NETWORK, INC...............................  Delaware
PRINCIPAL AFORE, S.A., DE C.V................................  Mexico
PRINCIPAL ASSET MANAGEMENT COMPANY (ASIA) LTD................  Hong Kong
PRINCIPAL ASSET MARKETS, INC.................................  Iowa
PRINCIPAL BANK...............................................  Federal
PRINCIPAL CAPITAL FUTURES TRADING ADVISOR, LLC...............  Delaware

PRINCIPAL CAPITAL GLOBAL INVESTORS LTD.......................  Australia
PRINCIPAL CAPITAL INCOME INVESTORS, LLC......................  Delaware
PRINCIPAL CAPITAL MANAGEMENT (ASIA) LTD......................  Hong Kong
PRINCIPAL CAPITAL MANAGEMENT (EUROPE) LTD....................  United Kingdom
PRINCIPAL CAPITAL MANAGEMENT (IRELAND) LTD...................  Ireland
PRINCIPAL CAPITAL MANAGEMENT (SINGAPORE) LTD.................  Singapore
PRINCIPAL CAPITAL MANAGEMENT, LLC............................  Delaware
PRINCIPAL CAPITAL REAL ESTATE INVESTORS, LLC.................  Delaware
PRINCIPAL CAPITAL TRUST......................................  Delaware
PRINCIPAL COMMERCIAL ACCEPTANCE, LLC.........................  Delaware
PRINCIPAL COMMERCIAL FUNDING, LLC............................  Delaware
PRINCIPAL COMPANIA DE SEGUROS DE VIDA CHILE S.A..............  Chile
PRINCIPAL CONSULTING (INDIA) PRIVATE LIMITED.................  India
PRINCIPAL DELAWARE NAME HOLDING COMPANY, INC.................  Delaware
PRINCIPAL DEVELOPMENT ASSOCIATES, INC........................  California
PRINCIPAL DEVELOPMENT INVESTORS, L.L.C.......................  Delaware
PRINCIPAL ENTERPRISE CAPITAL, LLC............................  Delaware
PRINCIPAL FC, LTD............................................  Iowa
PRINCIPAL FINANCIAL ADVISORS, INC............................  Iowa
PRINCIPAL FINANCIAL GROUP (AUSTRALIA) HOLDINGS PTY LTD.......  Australia
PRINCIPAL FINANCIAL GROUP (MAURITIUS) LTD....................  Mauritius
PRINCIPAL FINANCIAL GROUP INVESTMENTS (AUSTRALIA) PTY LTD....  Australia
PRINCIPAL FINANCIAL GROUP, INC...............................  Delaware
PRINCIPAL FINANCIAL SERVICES (AUSTRALIA), INC................  Iowa
PRINCIPAL FINANCIAL SERVICES (NZ), INC.......................  Iowa
PRINCIPAL FINANCIAL SERVICES, INC............................  Iowa
PRINCIPAL GENERATION PLANT, LLC..............................  Delaware
PRINCIPAL HEALTH CARE, INC...................................  Iowa
PRINCIPAL HOLDING COMPANY....................................  Iowa
PRINCIPAL HOTELS AUSTRALIA PTY LTD...........................  Australia
PRINCIPAL HOTELS HOLDINGS PTY LTD............................  Australia
PRINCIPAL INSURANCE COMPANY (HONG KONG) LIMITED..............  Hong Kong
PRINCIPAL INTERNATIONAL (ASIA) LIMITED.......................  Hong Kong
PRINCIPAL INTERNATIONAL ARGENTINA, S.A.......................  Argentina
PRINCIPAL INTERNATIONAL DE CHILE S.A.........................  Chile
PRINCIPAL INTERNATIONAL HOLDING COMPANY, LLC.................  Delaware
PRINCIPAL INTERNATIONAL, INC.................................  Iowa
PRINCIPAL INVESTORS CORPORATION..............................  New Jersey
PRINCIPAL LIFE COMPANIA DE SEGUROS DE VIDA, S.A..............  Argentina
PRINCIPAL LIFE INSURANCE COMPANY.............................  Iowa
PRINCIPAL MANAGEMENT CORPORATION.............................  Iowa
PRINCIPAL MEXICO COMPANIA DE SEGUROS, S.A. DE C.V............  Mexico
PRINCIPAL MORTGAGE REINSURANCE COMPANY.......................  Vermont
PRINCIPAL NET LEASE INVESTORS, L.L.C.........................  Delaware
PRINCIPAL PENSIONES, S.A. DE C.V.............................  Mexico
PRINCIPAL PORTFOLIO SERVICES, INC............................  Iowa
PRINCIPAL RESIDENTIAL MORTGAGE FUNDING, LLC..................  Delaware
PRINCIPAL RESIDENTIAL MORTGAGE, INC..........................  Iowa
PRINCIPAL RETIRO COMPANIA DE SEGUROS DE RETIRO, S.A..........  Argentina
PRINCIPAL SPECTRUM ASSOCIATES, INC...........................  California
PRINCIPAL TRUST COMPANY (ASIA) LIMITED.......................  Hong Kong
PRINCIPAL WHOLESALE MORTGAGE, INC............................  Iowa
PRINCOR FINANCIAL SERVICES CORPORATION.......................  Iowa
PROFESSIONAL PENSIONS, INC...................................  Connecticut
QV1 PTY LTD..................................................  Australia

SIEFORE PRINCIPAL, S.A. DE C.V...............................  Mexico
SPECTRUM ASSET MANAGEMENT, INC...............................  Connecticut
TANNER ADMINISTRADORA DE FONDOS MUTUOS S.A...................  Chile
THE ADMAR GROUP, INC.........................................  Florida
ZAO PRINCIPAL INTERNATIONAL..................................  Russia

                                                                    Exhibit 23



                         CONSENT OF INDEPENDENT AUDITORS





We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-72006) pertaining to Principal Financial Group, Inc. Stock Incentive Plan, Principal Financial Group Long-Term Performance Plan, Principal Financial Group, Inc. Directors Stock Plan, and Principal Financial Group, Inc. Employee Stock Purchase Plan and in the Registration Statement (Form S-8 No. 333-72002) pertaining to The Principal Select Savings Excess Plan, Nonqualified Defined Contribution Plan for Designated Participants, The Principal Select Savings Plan for Individual Field, and The Principal Select Savings Plan for Employees of our reports dated February 1, 2002, with respect to the consolidated financial statements and schedules of Principal Financial Group, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

                                                         /s/ Ernst & Young LLP


Des Moines, Iowa
March 6, 2002

                                                                    Exhibit 24


                                POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and appoints Michael
H. Gersie, Karen E. Shaff and Joyce N. Hoffman, and each of them, as such person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign on such person's behalf individually and in each capacity stated below the Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, of Principal Financial Group, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person could do in person, hereby ratifying and confirming all that such attorney-in-fact or agent may lawfully do or cause to be done by virtue hereof.

Dated February 25, 2002


  /s/ J. Barry Griswell                   /s/ Charles S. Johnson
  ------------------------------          -------------------------------
  J. Barry Griswell                       Charles S. Johnson
  Chairman, President and Chief           Director
  Executive Officer, Director

  /s/ Michael H. Gersie                   /s/ William T. Kerr
  ------------------------------          -------------------------------
  Michael H. Gersie                       William T. Kerr
  Executive Vice President and            Director
  Chief Financial Officer

  /s/ Betsy J. Bernard                    /s/ Victor H. Loewenstein
  ------------------------------          -------------------------------
  Betsy J. Bernard                        Victor H. Loewenstein
  Director                                Director

  /s/ Jocelyn Carter-Miller               /s/ Ronald D. Pearson
  ------------------------------          -------------------------------
  Jocelyn Carter-Miller                   Ronald D. Pearson
  Director                                Director

  /s/ Gary E. Costley                     /s/ Federico F. Pena
  ------------------------------          -------------------------------
  Gary E. Costley                         Federico F. Pena
  Director                                Director

  /s/ David J. Drury                      /s/ Donald M. Stewart
  ------------------------------          -------------------------------
  David J. Drury                          Donald M. Stewart
  Director                                Director

  /s/ C. Daniel Gelatt, Jr.               /s/ Elizabeth E. Tallett
  ------------------------------          -------------------------------
  C. Daniel Gelatt, Jr.                   Elizabeth E. Tallett
  Director                                Director

  /s/ Sandra L. Helton
  ------------------------------
  Sandra L. Helton
  Director