Form 10-Q
period 2002-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2002-05-10
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                               ------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 6, 2002, was 358,607,981.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS



                                                                           PAGE
PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements
   Consolidated Statements of Financial Position at March 31, 2002
       (Unaudited) and December 31, 2001...............................      3
   Unaudited Consolidated Statements of Operations for the three
       months ended March 31, 2002 and 2001............................      4
   Unaudited Consolidated Statements of Stockholders' Equity for
       the three months ended March 31, 2002 and 2001..................      5
   Unaudited Consolidated Statements of Cash Flows for the three
       months ended March 31, 2002 and 2001............................      6
   Notes to Unaudited Consolidated Financial Statements -
       March 31, 2002..................................................      8
 Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations.......................................     19
 Item 3. Quantitative and Qualitative Disclosures about Market Risk....     63

PART II - OTHER INFORMATION
 Item 1. Legal Proceedings.............................................     68
 Item 6. Exhibits and Reports on Form 8-K..............................     69
 Signature.............................................................     70

  PART I - FINANCIAL INFORMATION

  ITEM .  FINANCIAL STATEMENTS

                         PRINCIPAL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                          MARCH 31,        DECEMBER 31,
                                                                            2002               2001
                                                                      ------------------ ------------------
                                                                         (Unaudited)         (Note 1)
                                                                                 (IN MILLIONS,
                                                                             EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale................................        $30,841.9          $30,012.3
Fixed maturities, trading...........................................             30.8               17.8
Equity securities, available-for-sale...............................            899.7              833.6
Mortgage loans......................................................         10,899.3           11,065.7
Real estate.........................................................          1,264.0            1,181.8
Policy loans........................................................            823.2              831.9
Other investments...................................................            692.2              829.8
                                                                      ------------------ ------------------
   Total investments...............................................          45,451.1           44,772.9

Cash and cash equivalents...........................................            557.5              623.8
Accrued investment income...........................................            584.3              594.3
Premiums due and other receivables..................................            494.7              531.3
Deferred policy acquisition costs...................................          1,463.2            1,372.5
Property and equipment..............................................            515.6              518.2
Goodwill............................................................            151.7              439.2
Other intangibles...................................................            700.5              789.2
Mortgage loan servicing rights......................................          1,984.6            1,779.2
Separate account assets.............................................         35,876.8           35,864.8
Other assets........................................................            978.7            1,065.1
                                                                      ------------------ ------------------
   Total assets.....................................................        $88,758.7          $88,350.5
                                                                      ================== ==================

LIABILITIES
Contractholder funds................................................        $25,115.6          $24,684.4
Future policy benefits and claims...................................         14,116.6           14,034.6
Other policyholder funds............................................            603.7              589.1
Short-term debt.....................................................            693.2              511.6
Long-term debt......................................................          1,343.5            1,378.4
Income taxes currently payable......................................              0.4                0.5
Deferred income taxes...............................................            757.2              894.6
Separate account liabilities........................................         35,876.8           35,864.8
Other liabilities...................................................          3,653.7            3,572.2
                                                                      ------------------ ------------------
   Total liabilities................................................         82,160.7           81,530.2

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share - 2,500 million shares authorized, 376.2 million shares issued, 359.7 million
   shares outstanding...............................................              3.8                3.8
Additional paid-in capital..........................................          7,083.5            7,072.5
Retained-earnings deficit...........................................            (64.0)             (29.1)
Accumulated other comprehensive income (loss).......................            (27.6)             147.5
Treasury stock, at cost (16.5 million shares).......................           (397.7)            (374.4)
                                                                      ------------------ ------------------
   Total stockholders' equity......................................           6,598.0            6,820.3
                                                                      ------------------ ------------------
   Total liabilities and stockholders' equity......................         $88,758.7          $88,350.5
                                                                      ================== ==================

SEE ACCOMPANYING NOTES.


                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                  -------------------------------------
                                                         2002               2001
                                                  ------------------  -----------------
                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Premiums and other considerations..............          $885.7           $1,064.2
Fees and other revenues........................           476.0              413.0
Net investment income..........................           813.2              839.7
Net realized capital gains (losses)............            98.1              (80.9)
                                                  ------------------ ------------------
    Total revenues.............................         2,273.0            2,236.0

EXPENSES
Benefits, claims, and settlement expenses......         1,203.2            1,391.9
Dividends to policyholders.....................            82.4               81.0
Operating expenses.............................           630.8              622.7
                                                  ------------------ ------------------
    Total expenses.............................         1,916.4            2,095.6
                                                  ------------------ ------------------

Income before income taxes and cumulative
    effect of accounting changes ..............           356.6              140.4

Income taxes...................................           110.6               24.4
                                                  ------------------ ------------------
Income before cumulative effect of accounting             246.0              116.0
    changes ...................................

Cumulative effect of accounting changes, net
    of related income taxes....................          (280.9)             (10.7)
                                                  ------------------ ------------------
Net income (loss)..............................          $(34.9)          $  105.3
                                                  ================== ==================


                                                     FOR THE THREE MONTHS
                                                     ENDED MARCH 31, 2002
                                                     ---------------------
EARNINGS PER COMMON SHARE
Basic earnings per common share:
   Income before cumulative effect of accounting
     change.....................................             $0.68
   Cumulative effect of accounting change,
     net of related income taxes................             (0.78)
                                                     ---------------------
   Net loss.....................................            $(0.10)
                                                     =====================

Diluted earnings per common share:
   Income before cumulative effect of accounting
     change.....................................             $0.68
   Cumulative effect of accounting change,
     net of related income taxes................             (0.78)
                                                     ---------------------
   Net loss.....................................            $(0.10)
                                                     =====================

SEE ACCOMPANYING NOTES.


                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                          ACCUMULATED
                                                  ADDITIONAL  RETAINED       OTHER                   TOTAL
                                          COMMON   PAID-IN    EARNINGS   COMPREHENSIVE  TREASURY  STOCKHOLDERS'   OUTSTANDING
                                          STOCK    CAPITAL    (DEFICIT)  INCOME (LOSS)   STOCK       EQUITY          SHARES
                                          ------  ----------  ---------  -------------  --------  -------------  --------------
                                                                   (IN MILLIONS)                                 (IN THOUSANDS)

 BALANCES AT JANUARY 1, 2001............   $ -     $     -    $6,312.5      $ (60.0)     $    -     $ 6,252.5         -
 Comprehensive income:
    Net income..........................     -           -       105.3           -            -         105.3         -
    Net unrealized gains................     -           -          -         301.3           -         301.3         -
    Provision for deferred income taxes.     -           -          -        (108.2)          -        (108.2)        -
    Foreign currency translation
      adjustment........................     -           -          -         (95.9)          -         (95.9)        -

    Cumulative effect of
      accounting change, net of
      related income taxes..............     -           -          -         (14.2)          -         (14.2)        -
                                                                                                  -------------
 Comprehensive income...................                                                                188.3
                                          ------  ----------  ---------  -------------  --------  -------------  --------------
 BALANCES AT MARCH 31, 2001.............   $ -     $     -    $6,417.8      $  23.0      $    -     $ 6,440.8         -
                                          ======  ==========  =========  =============  ========  =============  ==============

 BALANCES AT JANUARY 1, 2002............   $3.8    $7,072.5   $  (29.1)     $ 147.5      $(374.4)   $ 6,820.3      360,142.2
 Stock issued...........................     -          9.7         -            -            -           9.7          320.4
 Treasury stock acquired and
    reissued, net.......................     -          1.3         -            -         (23.3)       (22.0)        (801.4)
 Comprehensive loss:
    Net loss............................     -           -       (34.9)          -            -         (34.9)        -
    Net unrealized losses...............     -           -          -        (288.9)          -        (288.9)        -
    Provision for deferred income
      tax benefit.......................     -           -          -         102.3           -         102.3         -
    Foreign currency translation
      adjustment........................     -           -          -          11.5           -          11.5         -
                                                                                                  -------------
 Comprehensive loss.....................                                                               (210.0)
                                          ------  ----------  ---------  -------------  --------  -------------  --------------
 BALANCES AT MARCH 31, 2002.............   $3.8    $7,083.5   $  (64.0)     $ (27.6)     $(397.7)   $ 6,598.0      359,661.2
                                          ======  ==========  =========  =============  ========  =============  ==============

SEE ACCOMPANYING NOTES.


                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                       ----------------------------------
                                                             2002              2001
                                                       ----------------- ----------------
                                                                   (IN MILLIONS)
OPERATING ACTIVITIES
Net income (loss).....................................   $     (34.9)      $     105.3
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Cumulative effect of accounting changes,
       net of related income taxes....................         280.9              10.7
     Amortization of deferred policy acquisition
       costs..........................................          23.0              68.3
     Additions to deferred policy acquisition costs...         (81.9)            (70.9)
     Accrued investment income........................          10.0              11.6
     Premiums due and other receivables...............          58.1               2.8
     Contractholder and policyholder liabilities
       and dividends..................................         322.0             238.7
     Current and deferred income taxes................          96.5              36.3
     Net realized capital (gains) losses..............         (98.1)             80.9
     Depreciation and amortization expense............          27.1              38.3
     Amortization and impairment/recovery of
        mortgage servicing rights.....................          83.4              52.9
     Other............................................        (201.1)            107.4
                                                       ----------------- ----------------
Net adjustments.......................................         519.9             577.0
                                                       ----------------- ----------------
Net cash provided by operating activities.............         485.0             682.3

INVESTING ACTIVITIES
Available-for-sale securities:
   Purchases..........................................      (3,841.2)         (4,470.0)
   Sales.............................................        1,627.4           1,809.6
   Maturities........................................        1,140.1             710.0
Net cash flows from trading securities................         (14.1)              -
Mortgage loans acquired or originated.................     (10,615.0)         (5,592.2)
Mortgage loans sold or repaid.........................      10,777.0           5,715.6
Purchase of mortgage servicing rights.................        (252.7)           (117.8)
Proceeds from sale of mortgage servicing rights.......           1.6              23.3
Real estate acquired..................................        (108.5)            (99.1)
Real estate sold......................................          25.2             329.4
Net change in property and equipment..................         (15.9)            (11.5)
Net disbursements from sales of subsidiaries..........           -               (13.5)
Purchases of interest in subsidiaries, net of cash
   acquired...........................................           -                (4.2)
Net change in other investments.......................         387.3             (44.0)
                                                       ----------------- ----------------
Net cash used in investing activities.................        (888.8)         (1,764.4)

                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                      -----------------------
                                                          2002        2001
                                                      -----------  ----------
                                                             (IN MILLIONS)

FINANCING ACTIVITIES
Issuance of common stock............................  $     11.0   $      -
Acquisition and reissuance of treasury stock, net...       (23.3)         -
Issuance of long-term debt..........................         7.9         27.8
Principal repayments of long-term debt..............       (42.8)       (70.1)
Proceeds of short-term borrowings...................     1,556.6      2,005.6
Repayment of short-term borrowings..................    (1,375.0)    (1,914.9)
Investment contract deposits........................     1,913.2      1,844.2
Investment contract withdrawals.....................    (1,710.1)    (1,211.5)
                                                      -----------  ----------
Net cash provided by financing activities...........       337.5        681.1
                                                      -----------  ----------

Net decrease in cash and cash equivalents...........       (66.3)      (401.0)

Cash and cash equivalents at beginning of year......       623.8        926.6
                                                      -----------  ----------
Cash and cash equivalents at end of year............  $    557.5   $    525.6
                                                      ===========  ==========

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. and its majority-owned subsidiaries ("the Company") have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These interim unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001, filed with the United States Securities and Exchange Commission. The accompanying consolidated statement of financial position at December 31, 2001, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the December 31, 2001, and March 31, 2001, financial statements to conform to the March 31, 2002, presentation.

SEPARATE ACCOUNTS

At March 31, 2002, the Separate Accounts included a separate account valued at $1.1 billion which primarily included shares of the Company's stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by the Company as part of the policy credits issued under the Company's demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Activity of the separate account shares is reflected in both the separate account assets and separate account liabilities and does not impact the Company's results of operations.

ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS ("SFAS 141"), and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses.

During the fourth quarter of 2001, each operating segment of the Company completed initial valuations of goodwill and intangible assets, as set forth in the guidelines of SFAS 142. The valuation was performed using discounted cash flow methodologies and applying a series of variable parameters and assumptions to deliver operating cash flow projections. Due to changes in funds under management, business conditions and economic outlook, the Company recognized an after-tax impairment amount of $280.9 million upon the adoption of SFAS 142 on January 1, 2002.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

This impairment, which has been recognized in the Company's first quarter 2002 consolidated financial statements as a cumulative effect of a change in accounting principle, was reported in the Company's operating segments as follows (in millions):

                                         INTERNATIONAL
                                             ASSET
                                           MANAGEMENT
                                              AND          LIFE
                                         ACCUMULATION   AND HEALTH
                                            SEGMENT      SEGMENT    CONSOLIDATED
                                         -------------  ----------  ------------
Goodwill................................     $298.9        $4.6        $303.5
Other intangibles.......................      112.1         -           112.1
Income tax impact.......................     (134.7)        -          (134.7)
                                         -------------  ----------  ------------
Total impairment, net of income taxes...     $276.3        $4.6        $280.9
                                         =============  ==========  ============

Net income (loss) and earnings per share (basic and diluted) for the three months ended March 31, 2002 and 2001, adjusted for the effects of SFAS 142 related to non-amortization of goodwill and indefinite-lived intangibles as if adoption had occurred on January 1, 2001, is as follows (in millions, except per share data):

                                             FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                             --------------------------
                                                 2002        2001(1)
                                             -----------  -------------

Net income (loss)..........................     $(34.9)      $105.3
Adjust for amortization expense:
   Goodwill................................        -            9.8
   Brand name and management rights........        -            4.5
   Assembled workforce ....................        -            1.0
                                             ----------- --------------
Total amortization expense ................        -           15.3
Tax impacts of amortization expense .......        -           (3.4)

                                             ----------- --------------
Adjusted net income (loss).................     $(34.9)      $117.2
                                             =========== ==============

Basic earnings per share:
Net income (loss)..........................     $ (0.10)     $  0.29
Adjust for amortization expense:
  Goodwill ................................        -            0.03
  Brand name and management rights ........        -            0.01
  Assembled workforce .....................        -            -
                                             -----------  -------------
Total amortization expense ................        -            0.04
Tax impacts of amortization expense .......        -           (0.01)
                                             -----------  -------------
Adjusted net income (loss).................     $ (0.10)     $  0.32
                                             ===========  =============

Diluted earnings per share:
Net income (loss)..........................     $ (0.10)     $  0.29
Adjust for amortization expense:
  Goodwill ................................        -            0.03
  Brand name and management rights ........        -            0.01
  Assembled workforce .....................        -            -
                                             -----------  -------------
Total amortization expense ................        -            0.04
Tax impacts of amortization expense .......        -           (0.01)
                                             -----------  -------------
Adjusted net income (loss).................     $ (0.10)     $  0.32
                                             ===========  =============

------

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(1) For purposes of the Company's unaudited basic and diluted pro-forma earnings per share calculations, the weighted average number of shares outstanding during the three months ended March 31, 2001, was assumed to be 360.8 million shares. These shares represent 260.8 million shares issued to policyholders entitled to receive compensation in the demutualization and 100.0 million shares sold to investors in the initial public offering ("IPO"), effective October 26, 2001.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). This Statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and amends Accounting Principles Board ("APB") Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("Opinion 30"), establishing a single accounting model for the disposal of long-lived assets. SFAS 144 generally retains the basic provisions of existing guidance, but broadens the presentation of any discontinued operations to include a component of an entity (rather than a segment of a business as defined in Opinion 30). The Company adopted SFAS 144 on January 1, 2002, which did not have a significant impact on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). In June 1999, SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 was issued deferring the effective date of SFAS 133 by one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133, which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

As amended, SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated statement of financial position as either assets or liabilities that are measured at fair value. SFAS 133 also established special accounting for qualifying hedges, which allows for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. Changes in the fair value of a derivative qualifying as a hedge are recognized in earnings or directly in stockholders' equity depending on the instrument's intended use. For derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, changes in fair value are required to be recognized in earnings in the period of change.

At January 1, 2001, the Company's consolidated financial statements were adjusted to record a cumulative effect of adopting SFAS 133, as follows (in millions):

                                                         ACCUMULATED OTHER
                                              NET LOSS   COMPREHENSIVE LOSS
                                              --------   ------------------
Adjustment to fair value of derivative
  contracts (1)............................   $(16.4)        $(15.8)
Income tax impact..........................      5.7            1.6
                                              --------   ------------------
Total .....................................   $(10.7)        $(14.2)
                                              ========   ==================
------------------
(1) Amount presented is net of adjustment to hedged item.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets are as follows (in millions):

                                                 AS OF                   AS OF
                                             MARCH 31, 2002        DECEMBER 31, 2001
                                         ----------------------  ----------------------
                                          GROSS                   GROSS
                                         CARRYING  ACCUMULATED   CARRYING  ACCUMULATED
                                          AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
                                         --------  ------------  --------  ------------
Amortized intangible assets:
Value of insurance in force acquired...   $83.8       $10.2        $83.7       $10.2
                                         ========  ============  ========  ============


                                      AS OF MARCH 31,  AS OF DECEMBER 31,
                                            2002              2001
                                      ---------------  -------------------
                                        NET CARRYING       NET CARRYING
                                           AMOUNT             AMOUNT
                                      ---------------  -------------------

Unamortized intangible assets:
Brand name and management rights ....      $613.3            $679.0
Assembled work force ................         -                22.3
Other ...............................        13.6              14.4
                                      --------------- --------------------
Total ...............................      $626.9            $715.7
                                      =============== ====================

The amortization expense for the value of insurance in force acquired for the three months ended March 31, 2002 and 2001, is $0.9 million and $1.0 million, respectively. At December 31, 2001, the estimated amortization expense for the next five years is as follows (in millions):

                                Estimated
                          Amortization Expense
                          ----------------------

2002...............               $4.2
2003................               3.7
2004................               3.6
2005................               3.6
2006................               3.6

The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows (in millions):

                                         INTERNATIONAL
                            U.S. ASSET      ASSET          LIFE
                            MANAGEMENT    MANAGEMENT       AND
                                AND          AND          HEALTH      MORTGAGE   CORPORATE AND
                           ACCUMULATION  ACCUMULATION    INSURANCE    BANKING        OTHER      CONSOLIDATED
                           ------------  -------------  -----------  ----------  -------------  ------------

Balance at January 1, 2002     $16.1        $380.1         $49.3       $8.4          $(14.8)       $439.1
Goodwill disposed of
   during the period......       -             -             -          -              14.8          14.8
Cumulative effect of
  accounting change.......       -          (298.9)         (4.6)       -               -          (303.5)
 Foreign currency
   translation............       -             1.3           -          -               -             1.3
                           ------------  -------------  -----------  ----------  -------------  ------------
 Balance at March 31, 2002     $16.1        $ 82.5         $44.7       $8.4          $  -          $151.7
                           ============  =============  ===========  ==========  =============  ============

                        PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

3. MERGERS, ACQUISITIONS, AND DIVESTITURES

DIVESTITURES

On February 1, 2002, the Company sold its remaining stake of 15.1 million shares in Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. Total proceeds from the completion of this transaction were $325.2 million and the Company recognized a net realized capital gain of $182.8 million.

4. CLOSED BLOCK

In connection with its 1998 mutual insurance holding company formation, Principal Life Insurance Company ("Principal Life") formed and began operating a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force on that date. As of March 31, 2002, cumulative actual earnings, including consideration of net unrealized gains, has been less than cumulative expected earnings. Therefore, no policyholder dividend obligation has been recognized.

Closed Block liabilities and assets designated to the Closed Block are as follows:

                                                   AS OF MARCH 31,  AS OF DECEMBER 31,
                                                         2002              2001
                                                   ---------------  ------------------
                                                              (IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits and claims.................     $5,240.9          $5,248.7
Other policyholder funds..........................         22.6              20.3
Policyholder dividends payable....................        389.4             376.6
Other liabilities.................................         56.0              11.8
                                                   ---------------  ------------------
  Total Closed Block liabilities..................      5,708.9           5,657.4

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities, available-for-sale..............      2,533.6           2,466.3
Equity securities, available-for-sale.............         23.4              23.4
Mortgage loans....................................        887.1             880.0
Real estate.......................................          -                 -
Policy loans......................................        782.6             792.5
Other investments.................................         10.6               6.9
                                                   ---------------  ------------------
  Total investments...............................      4,237.3           4,169.1

Cash and cash equivalents (deficit)...............        (29.0)             (8.0)
Accrued investment income.........................         75.9              77.2
Deferred tax asset................................         86.3              80.8
Premiums due and other receivables................         34.5              33.3
                                                   ---------------  ------------------
  Total assets designated to the Closed Block.....      4,405.0           4,352.4
                                                   ---------------  ------------------

 Excess of Closed Block liabilities over assets
  designated to the Closed Block..................      1,303.9           1,305.0

 Amounts included in other comprehensive
  income..........................................         28.9              43.6
                                                   ---------------  ------------------

 Maximum future earnings to be recognized from
  Closed Block assets and liabilities.............     $1,332.8          $1,348.6
                                                   ===============  ==================

                        PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

4. CLOSED BLOCK (CONTINUED)

Closed Block revenues and expenses were as follows:

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ------------------------
                                                          2002         2001
                                                      -----------  -----------
                                                             (IN MILLIONS)
REVENUES
Premiums and other considerations...................    $178.8       $187.2
Net investment income...............................      79.4         76.9
Net realized capital gains (losses) ................      (6.7)         0.7
                                                      -----------  -----------
  Total revenues....................................     251.5        264.8

EXPENSES
Benefits, claims, and settlement expenses...........     145.0        157.7
Dividends to policyholders..........................      77.7         78.0
Operating expenses..................................       3.0          3.1
                                                      -----------  -----------
  Total expenses....................................     225.7        238.8
                                                      -----------  -----------

Closed Block revenue, net of Closed Block expenses,
  before income taxes...............................      25.8         26.0
Income taxes........................................       8.5          8.5
                                                      -----------  -----------
Closed Block revenue, net of Closed Block expenses
  and income taxes..................................      17.3         17.5
Funding adjustment charges..........................      (1.5)        (1.8)
                                                      -----------  -----------
Closed Block revenue, net of Closed Block expenses,
  income taxes and funding adjustment charges.......    $ 15.8       $ 15.7
                                                      ===========  ===========

The change in maximum future earnings of the Closed Block was as follows:

                                       AS OF OR FOR THE THREE MONTHS ENDED
                                                    MARCH 31,
                                       -----------------------------------
                                           2002                   2001
                                       -------------         -------------
                                                   (IN MILLIONS)

Beginning of year.....................    $1,348.6               $1,408.8
End of period.........................     1,332.8                1,393.1
                                       -------------         -------------
 Change in maximum future earnings....    $  (15.8)              $  (15.7)
                                       =============         =============

Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

                        PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                                 2002      2001
                                                               --------  --------
                                                                  (IN MILLIONS)
COMPREHENSIVE INCOME (LOSS):
 Net income (loss)..........................................   $ (34.9)   $105.3
 Net change in unrealized gains and losses on fixed
    maturities, available-for-sale..........................    (359.6)    387.1
 Net change in unrealized gains and losses on equity
    securities, available-for-sale, including seed money
    in separate accounts....................................      19.4     (13.3)
 Adjustments for assumed changes in amortization patterns:
    Deferred policy acquisition costs.......................      41.5     (67.1)
    Unearned revenue reserves...............................      (2.8)      5.2
 Net change in unrealized gains and losses on derivative
    instruments.............................................      12.6     (10.6)
 Provision for deferred income taxes (benefits).............     102.3    (108.2)
 Change in net foreign currency translation adjustment......      11.5     (95.9)
 Cumulative effect of accounting change, net of related
    income taxes............................................       -       (14.2)
                                                               --------  --------
 Comprehensive income (loss)................................   $(210.0)   $188.3
                                                               ========  ========

6. SEGMENT INFORMATION

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

                        PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

6. SEGMENT INFORMATION (CONTINUED)

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

The Corporate and Other segment includes an equity ownership interest in Coventry. The ownership interest was sold on February 1, 2002, described further in Note 3. The Corporate and Other segment's equity in earnings of Coventry, which was included in net investment income, was $2.1 million and $4.9 million for the three months ended March 31, 2002 and 2001, respectively.

The Company evaluates segment performance on segment operating earnings, which is determined by adjusting U.S. GAAP net income for net realized capital gains and losses, as adjusted, and non-recurring items which management believes are not indicative of overall operating trends. Net realized capital gains, as adjusted, are net of tax, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains credited to customers and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized capital gains and their impact on recognition of front-end fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of the Company's results of operations by highlighting earnings attributable to the normal, recurring operations of the business. However, segment operating earnings are not a substitute for net income determined in accordance with U.S. GAAP.

For the three months ended March 31, 2002, the Company excluded $282.9 million of non-recurring items, net of income taxes, including the negative effects of:
(1) a cumulative effect of accounting change related to the implementation of SFAS 142 ($280.9 million); and (2) expenses related to the demutualization ($2.0 million).

For the three months ended March 31, 2001, the Company excluded $20.5 million of non-recurring items, net of income taxes, including the negative effects of: (1) a cumulative effect of accounting change related to the implementation of SFAS 133 ($10.7 million); (2) an increase in the loss contingency reserve established for sales practices litigation ($5.9 million); and (3) expenses related to demutualization ($3.9 million).

The accounting policies of the segments are similar to those of the Company, with the exception of capital allocation. The Company allocates capital to its segments based upon an internal capital model that allows management to more effectively manage the Company's capital.

                        PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

6. SEGMENT INFORMATION (CONTINUED)

The following table summarizes selected financial information by segment as of, or for the three months ended, March 31, 2002 and 2001, and reconciles segment totals to those reported in the consolidated financial statements (in millions):

                                        INTERNATIONAL
                            U.S. ASSET      ASSET
                            MANAGEMENT   MANAGEMENT   LIFE AND
                                AND          AND       HEALTH     MORTGAGE  CORPORATE AND
                           ACCUMULATION ACCUMULATION  INSURANCE   BANKING      OTHER      CONSOLIDATED
                           ------------ ------------- ---------- ---------- ------------- ------------
 2002
 Revenues:
   Operating revenues.....  $   862.1    $    121.1   $   978.5   $  208.7    $   10.5    $   2,180.9
   Net realized capital
     gains (losses).......      (73.2)          7.3       (16.8)       -         180.8           98.1
   Plus recognition of
     front-end fee
     revenues.............        2.6           -           -          -           -              2.6
   Less capital gains
     distributed as
     market value
     adjustment...........       (8.6)          -           -          -           -             (8.6)
                           ------------ ------------- ---------- ---------- ------------- ------------
 Revenues.................  $   782.9    $    128.4   $   961.7   $  208.7    $  191.3    $   2,273.0
                           ============ ============= ========== ========== ============= ============

 Net income:
   Operating earnings.....  $   100.2    $      5.2   $    54.3   $   26.5    $    0.3    $     186.5
   Net realized capital
     gains (losses), as
     adjusted.............      (44.8)          3.8       (10.5)       -         113.0           61.5
   Non-recurring items....        -          (276.3)       (4.6)       -          (2.0)        (282.9)
                           ------------ ------------- ---------- ---------- ------------- ------------
 Net income (loss)........  $    55.4    $   (267.3)  $    39.2   $   26.5    $  111.3    $     (34.9)
                           ============ ============= ========== ========== ============= ============
 Assets...................  $68,738.6    $  4,677.7   $10,939.1   $2,897.3    $1,506.0    $  88,758.7
                           ============ ============= ========== ========== ============= ============
 Other segment data:
   Revenues from external
     customers............  $   768.3    $    128.0   $   963.2   $  208.7    $  204.8    $   2,273.0
   Intersegment revenues..       14.6           0.4        (1.5)       -         (13.5)           -
   Interest expense.......        1.3           0.2         0.2        -          20.8           22.5
   Income tax expense.....        2.7           5.3        22.6       15.6        64.4          110.6
   Amortization of
     intangibles..........        -             0.9         -          -           -              0.9

                        PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

6. SEGMENT INFORMATION (CONTINUED)

                                        INTERNATIONAL
                            U.S. ASSET      ASSET
                            MANAGEMENT   MANAGEMENT   LIFE AND
                                AND          AND       HEALTH     MORTGAGE  CORPORATE AND
                           ACCUMULATION ACCUMULATION  INSURANCE   BANKING      OTHER      CONSOLIDATED
                           ------------ ------------- ---------- ---------- ------------- ------------

2001
Revenues:
  Operating revenues......  $ 1,015.7     $  144.4    $ 1,002.4   $  119.6    $   35.0     $ 2,317.1
  Net realized capital
    losses................      (11.9)       (37.7)        (1.3)       -         (30.0)        (80.9)
  Less recognition of
    front-end fee
    revenues..............       (0.2)         -            -          -           -            (0.2)
                           ------------ ------------- ---------- ---------- ------------- ------------
Revenues..................  $ 1,003.6     $  106.7    $ 1,001.1   $  119.6    $    5.0     $ 2,236.0
                           ============ ============= ========== ========== ============= ============

Net income:
  Operating earnings
    (loss)................  $    88.8     $   (5.3)   $    42.5   $   23.9    $   23.8     $   173.7
  Net realized capital
    losses, as adjusted...       (7.4)       (20.3)        (0.6)       -         (19.6)        (47.9)
  Non-recurring items.....      (10.8)         -            0.1        -          (9.8)        (20.5)
                           ------------ ------------- ---------- ---------- ------------- ------------
Net income (loss).........  $    70.6     $  (25.6)   $    42.0   $   23.9    $   (5.6)    $   105.3
                           ============ ============= ========== ========== ============= ============
Assets....................  $64,144.6     $4,928.1    $10,566.0   $1,915.2    $1,017.9     $82,571.8
                           ============ ============= ========== ========== ============= ============

Other segment data:
  Revenues from external
    customers.............  $   978.2     $  106.4    $ 1,001.7   $  117.8    $   31.9     $ 2,236.0
  Intersegment revenues...       25.4          0.3         (0.6)       1.8       (26.9)          -
  Interest expense........        1.3          -            2.2        -          17.2          20.7
  Income tax expense
    (benefit).............       16.4        (18.8)        21.2       12.8        (7.2)         24.4
  Amortization of
    goodwill and other
    intangibles...........        0.3         15.2          0.9        0.2        (0.3)         16.3

The Company operates in the U.S. and in selected markets internationally (including Australia, Chile, Brazil, New Zealand, Mexico, India, Japan, Argentina and Hong Kong). The following table summarizes selected financial information by geographic location as of or for the three months ended March 31, 2002 and 2001 (in millions):

                              LONG-LIVED             NET INCOME
                   REVENUES     ASSETS      ASSETS     (LOSS)
                  ---------- ------------ ---------- ----------
2002
U.S..............  $2,144.6    $  562.4    $84,081.0   $232.4
International....     128.4       805.4      4,677.7   (267.3)
                  ---------- ------------ ---------- ----------
Total............  $2,273.0    $1,367.8    $88,758.7   $(34.9)
                  ========== ============ ========== ==========

2001
U.S..............  $2,129.3    $  520.1    $77,643.7   $130.9
International....     106.7     1,206.3      4,928.1    (25.6)
                  ---------- ------------ ---------- ----------
Total............  $2,236.0    $1,726.4    $82,571.8   $105.3
                  ========== ============ ========== ==========

Long-lived assets include property and equipment and goodwill and other intangibles.

The Company's operations are not materially dependent on one or a few customers, brokers or agents, and revenues, assets and operating earnings are attributed to geographic location based on the country of domicile the sales originate from.

                        PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

7. STOCKHOLDERS' EQUITY

COMMON STOCK

On February 26, 2002, the Company's board of directors authorized the repurchase of up to $450.0 million of the Company's common stock. The repurchases will be made in the open market or through privately negotiated transactions from time to time, depending on market conditions. As part of the repurchase program, the Company sold "put options" for a premium of $3.6 million, which obligates the Company to repurchase a total of 3.0 million shares at an aggregate cost of $76.9 million three months after the issuance of the contracts, if the fixed price is higher than the market price. If the fixed price is lower than the market price on those dates, then the options expire and there is no obligation for the Company to repurchase its common stock. The proceeds from the put transactions were reported as additional paid-in capital. During the three months ended March 31, 2002, the Company purchased 1.2 million shares in the open market at an aggregate cost of $29.6 million.

In addition, the Company reissued treasury stock held in the rabbi trust during the three months ended March 31, 2002. The reissuance generated proceeds of $8.0 million, with a cost of $6.7 million.

8. EARNINGS PER SHARE

After the Company's IPO, effective October 26, 2001, SFAS No. 128, EARNINGS PER SHARE, was adopted, which requires disclosure of basic and diluted earnings per share.

Reconciliations of weighted-average shares outstanding and net income for basic and diluted net income per share for the three months ended March 31, 2002, are presented below:

                                          FOR THE THREE MONTHS ENDED
                                                 MARCH 31, 2002
                                       -------------------------------
                                                 WEIGHTED
                                                 AVERAGE    PER SHARE
                                        INCOME    SHARES     AMOUNT
                                       -------- ---------- -----------
                                          (IN MILLIONS)
Basic earnings per share:
  Income before cumulative effect
    of accounting change............    $246.0     360.4       $0.68
  Dilutive effects:
    Stock options ..................       -         0.3        -
       Put options (1)..............       -         -          -
                                       ========  ========= ===========
Diluted earnings per share..........    $246.0     360.7       $0.68
                                       ========  ========= ===========
-------------------
(1) Of the three put option contracts, the dilutive effect of two of the contracts did not meet specified reporting thresholds. The calculation of diluted earnings per share for the three months ended March 31, 2002, excludes the incremental effect related to the third put option contract. This contract's strike price is lower than the average market price of the Company's stock during the period the contract has been outstanding, resulting in an anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of March 31, 2002, compared with December 31, 2001, and our consolidated results of operations for the three months ended March 31, 2002 and 2001, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2001, filed with the United States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

Our narrative analysis below contains forward-looking statements intended to enhance the reader's ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects. Such forward-looking statements are not guarantees of future performance.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (2) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (3) a downgrade in Principal Life Insurance Company's ("Principal Life") financial strength ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors; (4) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (5) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (6) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (7) fluctuations in foreign currency exchange rates could reduce our profitability; (8) a decline in Australian equity values may reduce the profitability of BT Financial Group; (9) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (10) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers;
(11) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (12) we may need to fund deficiencies in our closed block ("Closed Block") assets allocated to the Closed Block which benefit only the holders of Closed Block policies; (13) changes in regulations or accounting standards may reduce our profitability; (14) litigation and regulatory investigations may harm our financial strength and reduce our profitability;
(15) a challenge to the Insurance Commissioner of the State of Iowa's approval of the plan of conversion could put the terms of our demutualization in question and reduce the market price of our common stock; (16) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests; and (17) a downgrade in our debt ratings may adversely affect our ability to secure funds.

OVERVIEW

We are a leading provider of retirement savings, investment and insurance products and services. We have four operating segments:

o U.S. Asset Management and Accumulation, which consists of our asset accumulation operations providing retirement savings and related investment products and services, and our asset management operations which are conducted through Principal Capital Management, our U.S.-based asset manager. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

o International Asset Management and Accumulation, which consists of BT Financial Group, our Australia-based asset manager, and Principal International, which offers retirement products and services, annuities, mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, Japan and India.

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

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following business, among others, during 2001:

SPECTRUM ASSET MANAGEMENT. On October 1, 2001, Spectrum Asset Management became an affiliate of Principal Capital Management, LLC. The acquisition was accounted for using the purchase method and the results of operations of the acquired business have been included in our financial statements from the date of acquisition. We included revenues of $0.8 million for the three months ended March 31, 2002, in our consolidated results of operations.

DISPOSITIONS

We entered into dispositions or disposed of the following businesses, among others, during 2002 and 2001:

COVENTRY HEALTH CARE. On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. We received proceeds of $325.2 million, resulting in a net realized capital gain of $182.8 million, or $114.4 million net of income taxes.

We reported our investment in Coventry in our Corporate and Other segment and accounted for it using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million and $4.9 million for the three months ended March 31, 2002 and 2001, respectively.

PT ASURANSI JIWA PRINCIPAL INDONESIA. On September 25, 2001, we disposed of all the stock of PT Asuransi Jiwa Principal Indonesia, our subsidiary in Indonesia. We currently have no business operations in Indonesia. We received nominal proceeds, which resulted in a realized capital loss of $6.7 million. We included nominal revenues and net loss from our operations in Indonesia in our consolidated results of operations for the three months ended March 31, 2001.

PRINCIPAL INTERNATIONAL ESPANA, S.A. DE SEGUROS DE VIDA. On February 15, 2001, we disposed of all of the stock of Principal International Espana, S.A. de Seguros de Vida, our subsidiary in Spain, for nominal proceeds, resulting in a realized capital loss of $38.4 million, or $21.0 million net of income taxes, ceasing our business operations in Spain.

We did not include revenues or net income from our operations in Spain in our consolidated results of operations for the three months ended March 31, 2002 and 2001.

REINSURANCE TRANSACTIONS

Effective January 1, 2002, we entered into a reinsurance agreement to reinsure group medical insurance contracts, which should result in reduced volatility of our group medical insurance earnings. The reinsurance agreement resulted in $11.1 million of ceded premiums and $9.6 million of ceded claims for the three months ended March 31, 2002.

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

In January 2002, the Argentine government ended its tie of the Argentine peso to the U.S. dollar, creating a dual currency system with an official fixed exchange rate of 1.4 pesos to 1.0 U.S. dollar for import and export transactions and free-floating exchange rate for other transactions, subsequently floating the Argentine peso in February. The devaluation did not materially impact our consolidated results of operations.

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated operating earnings and net income (loss). Our consolidated operating earnings were positively impacted $0.2 million and negatively impacted $0.2 million for the three months ended March 31, 2002, and 2001, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

CHANGES TO OUR CRITICAL ACCOUNTING POLICIES

Changes in the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. During the three months ended March 31, 2002, we adopted newly issued guidance from the Financial Accounting Standards Board ("FASB") and changed our critical accounting policy for business combinations.

ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS ("SFAS 141"), and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually. This includes a more stringent impairment test methodology for measuring and recognizing impairment losses.

During the fourth quarter of 2001, each of our operating segments completed initial valuations of goodwill and intangible assets, as set forth in the guidelines of SFAS 142. The valuation was performed using discounted cash flow methodologies and applying a series of variable parameters and assumptions to deliver operating cash flow projections. Due to changes in funds under management, business conditions and economic outlook, we recognized an after-tax impairment amount of $280.9 million upon the adoption of SFAS 142 on January 1, 2002.

This impairment, which has been recognized in our first quarter 2002 consolidated financial statements as a cumulative effect of a change in accounting principle, was reported in our operating segments as follows (in millions):

                                          INTERNATIONAL ASSET      LIFE
                                             MANAGEMENT AND     AND HEALTH
                                          ACCUMULATION SEGMENT    SEGMENT   CONSOLIDATED
                                          -------------------- ------------ ------------

Goodwill.................................       $298.9             $4.6        $303.5
Other intangibles........................        112.1              -           112.1
Income tax impact........................       (134.7)             -          (134.7)
                                          -------------------- ------------ ------------
Total impairment, net of income taxes....       $276.3             $4.6        $280.9
                                          ==================== ============ ============

Net income (loss) for the three months ended March 31, 2002 and 2001, adjusted for the effects of SFAS 142 related to non-amortization of goodwill and indefinite-lived intangibles as if adoption had occurred on January 1, 2001, is as follows (in millions):

                                        FOR THE THREE MONTHS ENDED
                                                 MARCH 31,
                                         -----------------------
                                            2002        2001
                                         ----------  -----------

 Net income (loss)......................   $(34.9)     $105.3
 Adjust for amortization expense:
    Goodwill............................      -           9.8
    Brand name and management rights....      -           4.5
    Assembled workforce ................      -           1.0
                                         ----------  -----------
         Total amortization expense ....      -          15.3
 Tax impacts of amortization expense ...      -          (3.4)
                                         ----------  -----------
         Adjusted net income (loss).....   $(34.9)     $117.2
                                         ==========  ===========

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the periods indicated:

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                   (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
 Premiums and other considerations..........................  $   885.7    $ 1,064.2
 Fees and other revenues....................................      476.0        413.0
 Net investment income......................................      813.2        839.7
 Net realized capital gains (losses)........................       98.1        (80.9)
                                                              ----------   ----------
    Total revenues..........................................    2,273.0      2,236.0

Expenses:
   Benefits, claims and settlement expenses.................    1,203.2      1,391.9
   Dividends to policyholders...............................       82.4         81.0
   Operating expenses.......................................      630.8        622.7
                                                              ----------   ----------
    Total expenses..........................................    1,916.4      2,095.6
                                                              ----------   ----------
Income before income taxes and cumulative effect of
 accounting changes.........................................      356.6        140.4
Income taxes................................................      110.6         24.4
                                                              ----------   ----------
     Income before cumulative effect of accounting changes..      246.0        116.0

Cumulative effect of accounting changes, net of related
 income taxes...............................................     (280.9)       (10.7)
                                                              ----------   ----------
    Net income (loss).......................................  $   (34.9)   $   105.3
                                                              ==========   ==========

OTHER DATA:
Net income (loss)...........................................  $   (34.9)   $   105.3
Less:
 Net realized capital gains (losses), as adjusted...........       61.5        (47.9)
 Non-recurring items........................................     (282.9)       (20.5)
                                                              ----------   ----------
Operating earnings..........................................  $   186.5    $   173.7
                                                              ==========   ==========

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Premiums and other considerations decreased $178.5 million, or 17%, to $885.7 million for the three months ended March 31, 2002, from $1,064.2 million for the three months ended March 31, 2001. The decrease reflected a $139.9 million, or 56%, decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. In addition, a $33.4 million, or 4%, decrease from the Life and Health Insurance segment premiums was primarily due to the ceding of medical premiums related to a new group medical reinsurance agreement effective January 1, 2002, and due to a reclassification of revenues from our group universal life insurance product from premiums to fee revenues and the loss of a large customer in 2000. International Asset Management and Accumulation segment premiums decreased $5.2 million, or 11%, primarily resulting from reduced sales of single premium annuities with life contingencies in Mexico.

Fees and other revenues increased $63.0 million, or 15%, to $476.0 million for the three months ended March 31, 2002, from $413.0 million for the three months ended March 31, 2001. The increase was primarily due to a $66.3 million, or 54%, increase from the Mortgage Banking segment primarily resulting from residential mortgage loan production fee revenues, reflecting the increase in residential mortgage loan production volume and, to a lesser extent, resulting from growth in residential mortgage loan servicing fee revenues. The increase was also due to a $12.1 million, or 19%, increase from the Life and Health Insurance segment, primarily related to growth in our individual interest-sensitive life insurance business and a reclassification of revenues from our group universal life insurance product to fee revenues from premiums. The increases were partially offset by a $16.5 million, or 23%, decrease from the International Asset Management and Accumulation segment primarily a result of declining assets under management in Australia for the three months ended March 31, 2002, divestiture of a non-core business in Australia during the latter part of 2001 and the weakening of the Australian dollar versus the U.S. dollar.

Net investment income decreased $26.5 million, or 3%, to $813.2 million for the three months ended March 31, 2002, from $839.7 million for the three months ended March 31, 2001. The decrease was primarily a result of a decrease in investment yields. The yield on average invested assets and cash was 7.1% for the three months ended March 31, 2002, compared to 7.7% for the three months ended March 31, 2001. This reflects a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales during 2001. In addition, the decrease reflects lower yields on fixed maturity securities due in part to a lower interest rate environment. The decrease in investment yields was partially offset by a $1,930.0 million, or 4%, increase in average invested assets and cash.

Net realized capital gains (losses) increased $179.0 million to $98.1 million of net realized capital gains for the three months ended March 31, 2002, from $80.9 million of net realized capital losses for the three months ended March 31, 2001. Net realized capital gains increased during the three months ended March 31, 2002, primarily due to the sale of our remaining stake in Coventry. The increase in realized capital gains was partially offset by realized capital losses on the sales of fixed maturity securities and write downs of other than temporary declines in value of certain fixed maturity securities. During the three months ended March 31, 2001, we realized capital losses on the sales of equity securities, a result of the decline in the equity markets, the sale of our operations in Spain, and other than temporary declines in value of certain fixed maturity securities.

Benefits, claims and settlement expenses decreased $188.7 million, or 14%, to $1,203.2 million for the three months ended March 31, 2002, from $1,391.9 million for the three months ended March 31, 2001. The decrease was primarily due to a $146.2 million, or 21%, decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in reserves resulting from a decrease in sales of single premium group annuities with life contingencies. The decrease was also due to a $35.5 million, or 6%, decrease from the Life and Health Insurance segment, due to ceded claims under a new group medical reinsurance agreement; a reduction in group medical insurance business; and improved claim experience partially offset by a reserve established due to the withdrawal of medical products from the Florida small employer market. In addition, a $4.8 million, or 8% decrease from the International Asset Management and Accumulation segment was primarily the result of a decrease in reserve changes to reflect the impact of deflation adjustments in Chile and was a result of the weakening of the Chilean peso versus the U.S. dollar.

Dividends to policyholders increased $1.4 million, or 2%, to $82.4 million for the three months ended March 31, 2002, from $81.0 million for the three months ended March 31, 2001. The increase was attributable to a $1.6 million, or 57%, increase from the U.S. Asset Management and Accumulation segment, resulting from an increase in dividends for our pension full-service accumulation products. The increase was offset by a $0.2 million decrease from the Life and Health Insurance segment due to a change in the dividend scale.

Operating expenses increased $8.1 million, or 1%, to $630.8 million for the three months ended March 31, 2002, from $622.7 million for the three months ended March 31, 2001. The increase was primarily due to an $83.7 million, or 101%, increase from the Mortgage Banking segment resulting from a net loss from servicing hedge activity in 2002 compared to a net gain in 2001 and due to growth in the residential mortgage loan servicing portfolio. The increase was partially offset by a $36.4 million, or 17%, decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in amortization of deferred policy acquisition costs of our pension products due to unlocking. The increase was also partially offset by a $32.2 million, or 34%, decrease from the International Asset Management and Accumulation segment, in part related to the discontinuation of amortization expense in 2002 as a result of the adoption of SFAS 142. In addition, staff restructuring efforts undertaken to reduce ongoing operating expenses resulted in a 30% decrease of staff levels, resulting in a decrease in salary and incentive costs within this segment. In addition, the increase was partially offset by a $7.0 million, or 3%, decrease from the Life and Health Insurance segment primarily due to higher expenses in 2001, a result of certain expenses not expected to recur.

Income taxes increased $86.2 million to $110.6 million for the three months ended March 31, 2002, from $24.4 million for the three months ended March 31, 2001. The effective income tax rate was 31% for the three months ended

March 31, 2002, and 17% for the three months ended March 31, 2001. The effective income tax rates for the three months ended March 31, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. The increase in the effective tax rate to 31% for the three months ended March 31,2002, from 17% for the three months ended March 31, 2001, was primarily due to the greater increase in net income before taxes relative to the increase in our permanent tax differences. In addition, our effective income tax rate was further reduced for the three months ended March 31, 2001, due to additional tax benefits related to excess tax over book capital losses realized from the sale of our operations in Spain.

As a result of the foregoing factors and the inclusion of the cumulative effect of accounting changes, net of related income taxes, net income decreased $140.2 million to $34.9 million of net loss for the three months ended March 31, 2002, from $105.3 million of net income for the three months ended March 31, 2001. The cumulative effect of accounting changes, net of related income taxes, were related to our implementation of SFAS 142 in 2002 and Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133") in 2001.

For the three months ended March 31, 2002, non-recurring items of $282.9 million, net of income taxes, included the negative effects of: (1) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million); and (2) expenses related to our demutualization ($2.0 million). For the three months ended March 31, 2001, non-recurring items of $20.5 million, net of income taxes, included the negative effects of: (1) a cumulative effect of accounting change related to our implementation of SFAS 133 ($10.7 million); (2) an increase in our loss contingency reserve established for sales practices litigation ($5.9 million); and (3) expenses related to our demutualization ($3.9 million).

As a result of the foregoing factors and the exclusion of net realized capital gains (losses), as adjusted and nonrecurring items, operating earnings increased $12.8 million, or 7%, to $186.5 million for the three months ended March 31, 2002, from $173.7 million for the three months ended March 31, 2001. The increase resulted from an $11.8 million, or 28%, increase from the Life and Health Insurance segment, primarily a result of improved medical and dental loss ratios and the absence of several one-time expense items that depressed 2001 earnings. In addition, the increase resulted from an $11.4 million, or 13%, increase from the U.S. Asset Management and Accumulation segment, primarily related to a decrease in amortization of deferred policy acquisition costs of our pension products due to unlocking. An increase of $10.5 million from the International Asset Management and Accumulation segment resulted mostly from improved earnings of BT Financial Group primarily as a result of reduced operating expenses. The Mortgage Banking segment also increased $2.6 million, or 11%, primarily due to growth in earnings from residential mortgage loan production. The increases were partially offset by a $23.5 million, or 99%, decrease from the Corporate and Other segment, primarily related to a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales experienced in 2001.

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

The following table presents segment information as of or for the periods indicated:

                                                          AS OF OR FOR THE THREE
                                                          MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------
                                                              (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation................ $    862.1      $  1,015.7
International Asset Management and Accumulation.......      121.1           144.4
Life and Health Insurance.............................      978.5         1,002.4
Mortgage Banking......................................      208.7           119.6
Corporate and Other(1)................................       10.5            35.0
                                                       ------------    ------------
Total operating revenues..............................    2,180.9         2,317.1
Net realized capital gains (losses), including
  recognition of front-end fee revenues and certain
  market value adjustments to fee revenues............       92.1           (81.1)
                                                       ------------    ------------
U.S. GAAP REPORTED:
  Total consolidated revenues......................... $  2,273.0      $  2,236.0
                                                       ============    ============
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ............... $    100.2      $     88.8
International Asset Management and Accumulation.......        5.2            (5.3)
Life and Health Insurance.............................       54.3            42.5
Mortgage Banking......................................       26.5            23.9
Corporate and Other ..................................        0.3            23.8
                                                       ------------    ------------
  Total operating earnings............................      186.5           173.7
Net realized capital gains (losses), as adjusted(2)...       61.5           (47.9)
Non-recurring items(3)................................     (282.9)          (20.5)
                                                       ------------    ------------
U.S. GAAP REPORTED:
  Net income (loss)................................... $    (34.9)     $    105.3
                                                       ============    ============

U.S. GAAP REPORTED NET INCOME (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ............... $     55.4      $     70.6
International Asset Management and Accumulation.......     (267.3)          (25.6)
Life and Health Insurance.............................       39.2            42.0
Mortgage Banking......................................       26.5            23.9
Corporate and Other ..................................      111.3            (5.6)
                                                       ------------    ------------
  Total net income (loss)............................. $    (34.9)     $    105.3
                                                       ============    ============
TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation(4)............. $ 68,738.6      $ 64,144.6
International Asset Management and Accumulation.......    4,677.7         4,928.1
Life and Health Insurance.............................   10,939.1        10,566.0
Mortgage Banking......................................    2,897.3         1,915.2
Corporate and Other(5)................................    1,506.0         1,017.9
                                                       ------------    ------------
  Total assets........................................ $ 88,758.7      $ 82,571.8
                                                       ============    ============

--------------------

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

(2) Net realized capital gains (losses), as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and certain market value adjustments to fee revenues, as follows:


                                                            FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         ------------------------------
                                                             2002              2001
                                                         -------------    -------------
                                                                 (IN MILLIONS)

Net realized capital gains (losses).....................  $   98.1         $  (80.9)
Certain market value adjustments to fee
revenues................................................      (8.6)             -
Recognition of front-end fee revenues...................       2.6             (0.2)
                                                         -------------    -------------
  Net realized capital gains (losses), including
    recognition of front-end fee revenues and
    certain market value adjustments to fee
    revenues............................................      92.1            (81.1)
Amortization of deferred policy acquisition
  costs related to net realized capital gains (losses)..      10.9              1.0
                                                         -------------    -------------
  Net realized capital gains (losses),
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues, net of related
    amortization of deferred policy acquisition
    costs...............................................     103.0            (80.1)
Income tax effect ......................................     (41.5)            32.2
                                                         -------------    -------------
  Net realized capital gains (losses), as
    adjusted............................................  $   61.5         $  (47.9)
                                                         =============    =============

(3) For the three months ended March 31, 2002, non-recurring items of $282.9 million, net of income taxes, included the negative effects of: (1) a cumulative effect of change in accounting principle related to our implementation of SFAS 142 ($280.9 million) and (2) expenses related to our demutualization ($2.0 million). For the three months ended March 31, 2001, non-recurring items of $20.5 million, net of income taxes, included the negative effects of: (1) a cumulative effect of change in accounting principle related to our implementation of SFAS 133 ($10.7 million); (2) an increase in our loss contingency reserve established for sales practices litigation ($5.9 million) and (3) expenses related to our demutualization ($3.9 million).

(4) U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group, Inc. stock allocated to a separate account, a result of the demutualization. The value of the separate account was $1.1 billion at March 31, 2002, and $1.3 billion at December 31, 2001. Activity of the separate account was reflected in both separate account assets and separate account liabilities and did not impact our results of operations.

(5) Includes inter-segment elimination amounts related to internally generated mortgage loans and an internal line of credit. The U.S. Asset Management and Accumulation segment and Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment. In addition, the Corporate and Other segment managed a revolving line of credit used by other segments.

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:


                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                                -----------------------
                                                   2002         2001
                                                ----------   ----------
                                                     (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating revenues(1):
 Premiums and other considerations............   $  109.6     $  249.5

 Fees and other revenues......................      173.7        168.5

 Net investment income........................      578.8        597.7
                                                ----------   ----------
   Total operating revenues...................      862.1      1,015.7

Expenses:
 Benefits, claims and settlement expenses,
   including dividends to policyholders........     547.6        692.2

Operating expenses............................      187.5        214.2
                                                ----------   ----------

   Total expenses.............................      735.1        906.4
                                                ----------   ----------
Pre-tax operating earnings....................      127.0        109.3


Income taxes..................................       26.8         20.5
                                                ----------   ----------
Operating earnings............................      100.2         88.8

Net realized capital losses, as adjusted......      (44.8)        (7.4)
Non-recurring items..........................         -          (10.8)
                                                ----------   ----------
U.S. GAAP REPORTED:
Net income....................................   $    55.4    $   70.6
                                                ==========   ==========

--------------
(1) Excludes net realized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Premiums and other considerations decreased $139.9 million, or 56%, to $109.6 million for the three months ended March 31, 2002, from $249.5 million for the three months ended March 31, 2001. The decrease primarily resulted from a $150.5 million decrease in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. The decrease was partially offset by a $10.6 million increase in individual annuity premiums due to an increase in sales.

Fees and other revenues increased $5.2 million, or 3%, to $173.7 million for the three months ended March 31, 2002, from $168.5 million for the three months ended March 31, 2001. An increase of $4.3 million was primarily related to an increase in gains from commercial mortgage-backed securitizations initiated by Principal Capital Management.

Net investment income decreased $18.9 million, or 3%, to $578.8 million for the three months ended March 31, 2002, from $597.7 million for the three months ended March 31, 2001. The yield on average invested assets and cash was 6.8% for the three months ended March 31, 2002, compared to 7.3% for the three months ended March 31, 2001. The decrease reflects lower yields due in part to a lower interest rate environment. The decrease was partially offset by a $986.5 million, or 3%, increase in average invested assets and cash.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $144.6 million, or 21%, to $547.6 million for the three months ended

March 31, 2002, from $692.2 million for the three months ended March 31, 2001. A decrease of $156.7 million in our pension business primarily reflected the decrease in sales of single premium group annuities with life contingencies. Partially offsetting the decrease was a $10.5 million increase in reserves resulting from increased individual annuity sales.

Operating expenses decreased $26.7 million, or 12%, to $187.5 million for the three months ended March 31, 2002, from $214.2 million for the three months ended March 31, 2001. A decrease of $31.2 million from our pension products was due to a decrease in the amortization of deferred policy acquisition costs from unlocking to reflect changes in assumptions for equity market performance and lapse rates in 2001, and changes in acquisition compensation in 2002. A decrease of $1.6 million from our individual annuity business reflects decreases in non-deferrable expenses and amortization of deferred policy acquisition costs. The decreases were partially offset by a $2.4 million increase from Principal Bank due primarily to growth in bank operations.

Income taxes increased $6.3 million, or 31%, to $26.8 million for the three months ended March 31, 2002, from $20.5 million for the three months ended March 31, 2001. The effective income tax rate for this segment was 21% for the three months ended March 31, 2002, and 19% for the three months ended March 31, 2001. The effective income tax rates for the three months ended March 31, 2002 and 2001, were lower than the corporate income tax rate of 35%, primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $11.4 million, or 13%, to $100.2 million for the three months ended March 31, 2002, from $88.8 million for the three months ended March 31, 2001.

Net realized capital losses, as adjusted, increased $37.4 million to $44.8 million for the three months ended March 31, 2002, from $7.4 million for the three months ended March 31, 2001. The increase includes realized capital losses related to the sales of fixed maturity securities and other than temporary declines in the value of certain fixed maturity securities for the three months ended March 31, 2002.

As a result of the foregoing factors and the inclusion of non-recurring items for the three months ended March 31, 2001, net income decreased $15.2 million, or 22%, to $55.4 million for the three months ended March 31, 2002, from $70.6 million for the three months ended March 31, 2001. Non-recurring items for the three months ended March 31, 2001, had a negative impact on net income of $10.8 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS 133.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the International Asset Management and Accumulation segment for the periods indicated:

                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       ------------------------------
                                                            2002             2001
                                                       -------------    -------------
                                                               (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues(1):
  Premiums and other considerations..................   $    41.2        $    46.4
  Fees and other revenues............................        55.4             71.9
  Net investment income..............................        24.5             26.1
                                                       -------------    -------------
     Total operating revenues........................       121.1            144.4

Expenses:
  Benefits, claims and settlement expenses...........        52.7             57.5
   Operating expenses................................        61.4             93.6
                                                       -------------    -------------
       Total expenses................................       114.1            151.1
                                                       -------------    -------------
Pre-tax operating earnings (loss)....................         7.0             (6.7)
Income taxes (benefits)..............................         1.8             (1.4)
                                                       -------------    -------------
Operating earnings (loss)............................         5.2             (5.3)

Net realized capital gains (losses), as adjusted.....         3.8            (20.3)
Non-recurring items..................................      (276.3)             -
                                                       -------------    -------------
U.S. GAAP REPORTED:
Net loss.............................................   $  (267.3)       $   (25.6)
                                                       =============    =============

OTHER DATA:
Operating earnings (loss):
   Principal International...........................   $     2.0        $     0.3
    BT Financial Group...............................         3.2             (5.6)

Operating earnings before amortization
  of goodwill and other intangibles:
    Principal International..........................   $     2.9        $     2.7
    BT Financial Group...............................         3.2              4.1

--------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Premiums and other considerations decreased $5.2 million, or 11%, to $41.2 million for the three months ended March 31, 2002, from $46.4 million for the three months ended March 31, 2001. Decreases of $3.4 million in Mexico and $0.8 million in Argentina were primarily a result of reduced sales of single premium annuities with life contingencies. In addition, higher sales of single premium annuities with life contingencies in Chile were more than offset by the weakening of the Chilean peso versus the U.S. dollar, resulting in a $0.7 million decrease. The premium income we receive from these contracts fluctuates due to the variability in the number of people exiting the mandatory defined contribution system as a result of disability, death, or retirement; economic activity; pricing conditions; and our ability to attract new sales.

Fees and other revenues decreased $16.5 million, or 23%, to $55.4 million for the three months ended March 31, 2002, from $71.9 million for the three months ended March 31, 2001. A decrease of $17.9 million of fee revenues generated by BT Financial Group resulted from declining assets under management and a changing product mix for the three months ended March 31, 2002, divestiture of a non-core business in the latter part of 2001 and, to a lesser extent, the weakening of the Australian dollar versus the U.S. dollar.

Net investment income decreased $1.6 million, or 6%, to $24.5 million for the three months ended March 31, 2002, from $26.1 million for the three months ended March 31, 2001. A decrease of $1.3 million from Principal International primarily related to a decrease in average investment yields. The yield on average invested assets and cash was 6.2% for the three months ended March 31, 2002, compared to 8.2% for the three months ended March 31, 2001. The decrease in investment yields was partially due to the impact of deflation on nominal yields in Chile, which, as discussed in the next paragraph, was offset by a corresponding decrease in reserve changes.

Benefits, claims and settlement expenses decreased $4.8 million, or 8%, to $52.7 million for the three months ended March 31, 2002, from $57.5 million for the three months ended March 31, 2001. A $5.5 million decrease in Chile was a result of a decrease in reserve changes to reflect the impact of deflation adjustments and a result of the weakening of the Chilean peso versus the U.S. dollar. The decreases were partially offset by an increase in reserve changes, the result of increased sales of annuity products in Chile.

Operating expenses decreased $32.2 million, or 34%, to $61.4 million for the three months ended March 31, 2002, from $93.6 million for the three months ended March 31, 2001. Operating expenses incurred by BT Financial Group decreased $30.8 million, in part related to the discontinuation of amortization expense in 2002 as a result of the adoption of SFAS 142. In addition, staff restructuring efforts undertaken to reduce ongoing operating expenses resulted in a 30% decrease of staff levels, resulting in a decrease in salary and incentive costs.

Income taxes increased $3.2 million to $1.8 million of income tax expense for the three months ended March 31, 2002, from a $1.4 million income tax benefit for the three months ended March 31, 2001. A $3.3 million increase was primarily due to an increase in pre-tax operating earnings from BT Financial Group.

As a result of the foregoing factors, operating earnings increased $10.5 million to $5.2 million of operating earnings for the three months ended March 31, 2002, from a $5.3 million operating loss for the three months ended March 31, 2001.

Net realized capital gains (losses), as adjusted, increased $24.1 million to $3.8 million of net realized capital gains for the three months ended March 31, 2002, from $20.3 million of net realized capital losses for the three months ended March 31, 2001. The increase was primarily due to a $21.0 million after-tax net realized capital loss on the February 2001 sale of our operations in Spain. In addition, a $3.0 million increase resulted primarily from gains realized on the sale of fixed maturity securities in Chile for the three months ended March 31, 2002.

As a result of the foregoing factors and the inclusion of non-recurring items for the three months ended March 31, 2002, net loss increased $241.7 million to $267.3 million for the three months ended March 31, 2002, from $25.6 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, net loss included the effect of non-recurring items totaling $276.3 million, net of income taxes, related to the negative impact of the cumulative effect of accounting change, a result of our implementation of SFAS 142.

LIFE AND HEALTH INSURANCE SEGMENT

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                        FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                     ---------------------------------
                                                          2002               2001
                                                     --------------     --------------
                                                              (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations................   $    734.9         $    768.3
  Fees and other revenues..........................         77.0               64.9
  Net investment income............................        166.6              169.2
                                                     --------------     --------------
    Total operating revenues.......................        978.5            1,002.4

Expenses:
  Benefits, claims and settlement expenses.........        609.5              645.0
  Dividends to policyholders.......................         78.0               78.2
  Operating expenses...............................        208.4              215.2
                                                     --------------     --------------
    Total expenses.................................        895.9              938.4
                                                     --------------     --------------
Pre-tax operating earnings.........................         82.6               64.0
Income taxes.......................................         28.3               21.5
                                                     --------------     --------------
Operating earnings.................................         54.3               42.5

Net realized capital losses, as adjusted...........        (10.5)              (0.6)
Non-recurring items................................         (4.6)               0.1
                                                     --------------     --------------
 U.S. GAAP REPORTED:
Net income.........................................   $     39.2         $     42.0
                                                     ==============     ==============

------------
(1) Excludes net realized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Premiums and other considerations decreased $33.4 million, or 4%, to $734.9 million for the three months ended March 31, 2002, from $768.3 million for the three months ended March 31, 2001. Group life insurance premiums decreased $12.5 million, due to a reclassification of revenues from our group universal life insurance product from premium to fee revenues and the loss of a large customer in late 2000, resulting in a loss of premium after March 31, 2001. Group medical premiums declined primarily due to a reinsurance agreement effective January 1, 2002, which resulted in $11.1 million of ceded premiums to the reinsurer. In addition, group medical had a reduction in business which was offset by an increase in premium rates. Individual traditional life insurance premiums decreased $8.5 million, reflecting a continued shift in customer preference from traditional life insurance products to universal life and variable universal life insurance products.

Fees and other revenues increased $12.1 million, or 19%, to $77.0 million for the three months ended March 31, 2002, from $64.9 million for the three months ended March 31, 2001. Fee revenues from individual interest-sensitive life insurance products increased $7.4 million, a result of the continued shift in customer preference, as previously discussed. Group life insurance fee revenues increased $7.0 million due to a reclassification of revenues from our group universal life insurance product to fee revenues from premiums. Fee revenues from our group fee-for-service business increased $3.6 million, primarily due to additional services provided to our customers and price increases. The increases were partially offset by a $4.7 million decrease in individual traditional life insurance fee revenues, primarily related to classifying fees received from reinsurance ceded for traditional life insurance as an offset to operating expenses. The fees from reinsurance were previously reported as fee revenues.

Net investment income decreased $2.6 million, or 2%, to $166.6 million for the three months ended March 31, 2002, from $169.2 million for the three months ended March 31, 2001. The decrease reflects lower average investment yields due in part to an overall lower interest rate environment. The yield on average invested assets and cash was 7.4% for the three months ended March 31, 2002, compared to 7.7% for the three months ended March 31, 2001. The decrease was partially offset by a $166.0 million, or 2%, increase in average invested assets and cash.

Benefits, claims and settlement expenses decreased $35.5 million, or 6%, to $609.5 million for the three months ended March 31, 2002, from $645.0 million for the three months ended March 31, 2001. Group medical insurance benefits, claims and settlement expenses decreased $23.3 million, due to ceded claims under a new reinsurance agreement; a reduction in group medical insurance business; and improved claim experience, partially offset by a reserve established due to the withdrawal of medical products from the Florida small employer market. Individual traditional life insurance benefits, claims, and settlement expenses decreased $8.2 million primarily due to lower death claims. Group dental insurance benefits, claims and settlement expenses decreased $6.4 million due to improved claim experience and a decline in business.

Dividends to policyholders decreased $0.2 million to $78.0 million for the three months ended March 31, 2002, from $78.2 million for the three months ended March 31, 2001. The decrease was due to a change in the dividend scale.

Operating expenses decreased $6.8 million, or 3%, to $208.4 million for the three months ended March 31, 2002, from $215.2 million for the three months ended March 31, 2001. Group life and health insurance operating expenses decreased $8.7 million, primarily due to higher expenses in 2001, a result of certain expenses not expected to recur. The decrease was partially offset by a $1.9 million increase in individual life and disability insurance operating expenses primarily due to increased employee benefit costs.

Income taxes increased $6.8 million, or 32%, to $28.3 million for the three months ended March 31, 2002, from $21.5 million for the three months ended March 31, 2001. The effective income tax rate for the segment was 34% for the three months ended March 31, 2002 and 2001. The effective income tax rates for the three months ended March 31, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $11.8 million, or 28%, to $54.3 million for the three months ended March 31, 2002, from $42.5 million for the three months ended March 31, 2001.

Net realized capital losses, as adjusted, increased $9.9 million to $10.5 million for the three months ended March 31, 2002, from $0.6 million for the three months ended March 31, 2001. The increase includes realized capital losses related to sales of fixed maturity securities and other than temporary declines in the value of certain fixed maturity securities for the three months ended March 31, 2002.

As a result of the foregoing factors and the inclusion of non-recurring items, net income decreased $2.8 million, or 7%, to $39.2 million for the three months ended March 31, 2002, from $42.0 million for the three months ended March 31, 2001. Non-recurring items for the three months ended March 31, 2002, had a negative impact on net income of $4.6 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS
142. Non-recurring items for the three months ended March 31, 2001, had a positive impact on net income of $0.1 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS 133.

MORTGAGE BANKING SEGMENT

The following table presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                                    FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                 --------------------------------
                                                     2002              2001
                                                 --------------    --------------
                                                           (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues(1):
     Loan servicing......................         $   127.6         $    88.9
     Loan production.....................              81.1              30.7
                                                 --------------    --------------
         Total operating revenues........             208.7             119.6

Expenses:
     Loan servicing......................             127.9              59.6
     Loan production.....................              38.7              23.3
                                                 --------------    --------------
         Total expenses..................             166.6              82.9
                                                 --------------    --------------
Pre-tax operating earnings...............              42.1              36.7
Income taxes.............................              15.6              12.8
                                                 --------------    --------------
Operating earnings.......................              26.5              23.9

Net realized capital gains (losses), as
   adjusted..............................               -                 -
Non-recurring items......................               -                 -
                                                 --------------    --------------
U.S. GAAP REPORTED:
Net income...............................         $    26.5         $    23.9
                                                 ==============    ==============

------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Total operating revenues increased $89.1 million, or 74%, to $208.7 million for the three months ended March 31, 2002, from $119.6 million for the three months ended March 31, 2001. A $50.4 million increase in residential mortgage loan production revenues reflects the increase in residential mortgage loan production volume during the three months ended March 31, 2002. In addition, an increase of $38.7 million in residential mortgage loan servicing revenues reflects the growth in the residential mortgage loan servicing portfolio. The continued relatively low interest rates in the first quarter of 2002 resulted in residential mortgage loan production of $10.0 billion for the three months ended March 31, 2002, compared to $4.9 billion for the same period a year ago. The average balance of the servicing portfolio was $85.2 billion for the three months ended March 31, 2002, compared to $56.6 billion for the same period a year ago.

Total expenses increased $83.7 million, or 101%, to $166.6 million for the three months ended March 31, 2002, from $82.9 million for the three months ended March 31, 2001. A $68.3 million increase in residential mortgage loan servicing expenses was a result of a net loss from servicing hedge activity in 2002 compared to a net gain in 2001 and due to growth in the residential mortgage loan servicing portfolio. Residential mortgage loan production expenses increased $15.4 million, reflecting the increase in residential mortgage loan production volume.

Income taxes increased $2.8 million, or 22%, to $15.6 million for the three months ended March 31, 2002, from $12.8 million for the three months ended March 31, 2001. The effective income tax rate for this segment was 37% for the three months ended March 31, 2002, and 35% for the three months ended March 31, 2001. The effective income tax rate for the three months ended March 31, 2002, was higher than the corporate income tax rate of 35% due to the allocation of deferred state taxes.

As a result of the foregoing factors, operating earnings and net income increased $2.6 million, or 11%, to $26.5 million for the three months ended March 31, 2002, from $23.9 million for the three months ended March 31, 2001.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:


                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      --------------------------------
                                                           2002             2001
                                                      --------------   ---------------
                                                               (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues(1):
         Total operating revenues..................     $    10.5        $    35.0

Expenses:
         Total expenses............................          12.5              2.7
                                                      --------------   ---------------
Pre-tax operating earnings (loss)..................          (2.0)            32.3
Income taxes (benefits)............................          (2.3)             8.5
                                                      --------------   ---------------
Operating earnings.................................           0.3             23.8

Net realized capital gains (losses), as adjusted...         113.0            (19.6)
Non-recurring items................................          (2.0)            (9.8)
                                                      --------------   ---------------
U.S. GAAP REPORTED:
Net income (loss)..................................     $   111.3        $    (5.6)
                                                      ==============   ===============

------------
 (1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Total operating revenues decreased $24.5 million, or 70%, to $10.5 million for the three months ended March 31, 2002, from $35.0 million for the three months ended March 31, 2001. Net investment income decreased $30.7 million, primarily reflecting a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales experienced in 2001. The decrease was partially offset by a $5.7 million increase in net investment income, resulting from an increase in average invested assets and cash.

Total expenses increased $9.8 million to $12.5 million for the three months ended March 31, 2002, from $2.7 million for the three months ended March 31, 2001. Interest expense increased $4.6 million, primarily due to a change in interest related to federal income tax audit activities. An increase of $2.0 million related to costs associated with operating as a public company. In addition, a $1.8 million increase was related to corporate initiatives funded by this segment.

Income tax benefits decreased $10.8 million to a $2.3 million income tax benefit for the three months ended March 31 2002, from $8.5 million of income tax expense for the three months ended March 31, 2001. The decrease was primarily a result of a decrease in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings decreased $23.5 million, or 99%, to $0.3 million for the three months ended March 31, 2002, from $23.8 million for the three months ended March 31, 2001.

Net realized capital gains (losses), as adjusted, increased $132.6 million to $113.0 million of net realized capital gains for the three months ended March 31, 2002, from $19.6 million of net realized capital losses for the three months ended March 31, 2001. The increase was primarily due to a realized capital gain related to the sale of our investment in Coventry in February 2002.

As a result of the foregoing factors and the inclusion of non-recurring items, net income increased $116.9 million to $111.3 million of net income for the three months ended March 31, 2002, from $5.6 million of net loss for the three months ended March 31, 2001. For the three months ended March 31, 2002, net income included the negative effect of non-recurring items totaling $2.0 million, net of income taxes, related to expenses of our demutualization. For the three months ended March 31, 2001, net income included the negative effect of non-recurring items totaling $9.8 million, net of income taxes, related to:
(1) an increase in our loss contingency reserve established for sales practices litigation ($5.9 million) and (2) expenses related to our demutualization ($3.9 million).

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $485.0 million and $682.3 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in net cash provided was due, in part, to: (1) a decrease in premiums and other considerations received primarily due to a decrease in premiums from single premium group annuities with life contingencies and (2) an increase in separate account withdrawals funded by Principal Life, for which the funds have not yet been transferred from the separate accounts. The decrease in net cash provided was partially offset by: (1) a decrease in cash paid for benefits, claims, and settlement expenses; and (2) an increase in fees and other revenues resulting from an increase in mortgage loan production volume. Continuation of the low interest rate environment and poor performance in the equity markets, could reduce customer demand for pension, individual annuity, variable investment or mutual fund products, resulting in reduced cash flows from our operations. However, should interest rates rise, we may experience a decrease in cash flows from residential mortgage loan production.

Net cash used in investing activities was $888.8 million and $1,764.4 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in cash used in investing activities was primarily due to proceeds from the sale of our shares of Coventry stock. In addition, we experienced a decrease in net cash invested in available-for-sale securities during 2002 compared to 2001. Partially offsetting these decreases in cash used was a decrease in net cash proceeds from real estate.

Net cash provided by financing activities was $337.5 million and $681.1 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in net cash provided by financing activities was primarily due to an increase in investment contract withdrawals. Partially offsetting the decrease were an increase in net proceeds received from short-term borrowings and a reduction in the repayment of long-term debt in 2002 compared to the issuance of long-term debt in 2002.

Given the historical cash flow, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

DIVIDENDS FROM PRINCIPAL LIFE

The payment of dividends by Principal Life to its parent company is limited by Iowa laws. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of:

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

Total stockholder dividends paid by Principal Life to its parent company in 2002 was $390.0 million. On February 26, 2002, Principal Life declared an ordinary dividend of $390.0 million which was paid to its parent on April 5, 2002.

COMMON STOCK ISSUED AND TREASURY STOCK ACQUIRED

During the three months ended March 31, 2002, another source of liquidity was the issuance of our common stock which resulted in $11.0 million of proceeds due to common stock issued to employees participating in our Employee Stock Purchase Plan, premium from the sale of "put options," and a gain from the reissuance of treasury stock.

On February 26, 2002, our board of directors authorized the repurchase of up to $450.0 million of our common stock. The repurchase will be made in the open market or through privately negotiated transactions from time to time, depending upon market conditions. During the three months ended March 31, 2002, we purchased 1.2 million shares in the open market at an aggregate cost of $29.6 million.

INTERNATIONAL OPERATIONS

Primary sources of cash inflows for BT Financial Group are fee revenues and interest spread earned on margin lending operations. Cash outflows consist primarily of operating expenses. BT did not require any infusions of capital for the three months ended March 31, 2002 or 2001.

Our Brazilian and Chilean operations, along with one of our Mexican companies, produced positive cash flow from operations for the three months ended March 31, 2002 and 2001. These cash flows have been historically maintained at the local country level for strategic expansion purposes. Our international operations have required infusions of capital of $5.1 million for the three months ended March 31, 2002 and $7.5 million for the three months ended March 31, 2001, respectively, to meet the cash outflow requirements of those operations or to fund acquisitions. These other operations are primarily in the start-up stage or are expanding in the short term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables present payments due as of March 31, 2002 and due by period for contractual obligations as of December 31, 2001:

                              AS OF
                            MARCH 31,
                              2002                 AS OF DECEMBER 31, 2001
                            ---------- --------------------------------------------------
                                                   LESS
                                                  THAN 1               4 - 5    AFTER 5
CONTRACTUAL OBLIGATIONS        TOTAL      TOTAL    YEAR    1-3 YEARS   YEARS     YEARS
--------------------------  ---------- --------- --------- --------- --------- ----------
                                               (IN MILLIONS)

Long-term debt(1).........  $1,343.5   $1,378.4  $  165.1  $  288.8  $    5.4  $   919.1
Operating leases(2).......     213.8      213.8      60.3      83.6      44.5       25.4
Non-recourse medium-term
  notes(3)................   3,231.6    3,298.4     160.2     496.1     470.2    2,171.9
                            ---------- --------- --------- --------- --------- ----------
  Total contractual
    cash obligations......  $4,788.9   $4,890.6  $  385.6  $  868.5  $  520.1  $ 3,116.4
                            ========== ========= ========= ========= ========= ==========

---------------
(1) The following are included in long-term debt:

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

     Long-term debt includes mortgages and other notes payable for real estate developments. We have obtained loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2001, range from $0.1 million to $101.9 million per development with interest rates generally ranging from 7.2% to 8.6%.

(2) As a lessee, we lease office space, data processing equipment, corporate aircraft and office furniture and equipment under various operating leases. Operating leases as of March 31, 2002, represents December 31, 2001 information as the leases have not changed significantly since December 31, 2001.

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

The components of short-term debt as of March 31, 2002 and December 31, 2001, are as follows:


                                             AS OF            AS OF
                                           MARCH 31,      DECEMBER 31,
                                          ------------  ----------------
                                              2002            2001
                                          ------------  ----------------
                                                 (IN MILLIONS)

Commercial paper.......................    $   474.9      $   199.9
Other recourse short-term debt.........         18.3           22.0
Non-recourse short-term debt...........        200.0          289.7
                                          ------------  ----------------
   Total short-term debt...............    $   693.2      $   511.6
                                          ============  ================

Short-term debt consists primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. As of March 31, 2002, we had credit facilities with various financial institutions in an aggregate amount of $1.4 billion. We may borrow up to $600.0 million on a back-stop facility to support our $1.0 billion commercial paper program. In addition, as of March 31, 2002, we have $780.0 million in credit facilities to finance a CMBS pipeline and $45.0 million of unused lines of credit for short-term debt used for general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into certain contracts to: 1) fund residential mortgage loan production, 2) sell qualifying delinquent residential mortgage loans, and 3) securitize margin loans. As appropriate under U.S. GAAP, the contracts involve special purpose entities ("SPEs") or trusts that are not reported on our consolidated statement of financial position.

RESIDENTIAL MORTGAGE LOAN PRODUCTION. In June 2000, our mortgage banking segment created a special purpose bankruptcy remote entity, Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), to provide an off-balance sheet source of funding for our residential mortgage loan production. We sell eligible residential mortgage loans to PRMCR, where they are warehoused until sold to the final investor. We sold approximately $10.1 billion in residential mortgage loans to PRMCR in 2002. The maximum amount of residential mortgage loans, which can be warehoused in PRMCR, has increased from $1.0 billion at inception to $4.0 billion as of March 31, 2002. PRMCR held $2.7 billion in residential mortgage loans held for sale as of March 31, 2002. The portfolio of loans held for sale by PRMCR must meet portfolio criteria, eligibility representations, and portfolio aging limitations. Based on these eligibility representations, we are required to repurchase ineligible loans from PRMCR.

PRMCR is capitalized by equity certificates owned by third party investors not affiliated with us or our affiliates, directors, or officers and thus, is not consolidated. The equity holders bear the risk of loss on defaulted mortgages. At March 31, 2002, PRMCR had outstanding equity certificates of $193.0 million. PRMCR also issues short-term secured liquidity notes as well as medium term notes to provide funds for its purchase of residential mortgage loans from us. At March 31, 2002, PRMCR had outstanding secured liquidity notes of $1.0 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. All borrowings are collateralized by the assets of PRMCR.

We paid a commitment fee to PRMCR based on the overall warehouse limit. PRMCR used a portion of the fee to fund a cash collateral account maintained at PRMCR. These funds are available as additional collateral to cover credit related losses on defaulted loans. The balance in the account was $24.0 million at March 31, 2002. Any remaining amounts in the cash collateral account will be returned to us upon the termination of PRMCR. This right to the return of the cash collateral amount is reflected in other assets on our consolidated statements of financial position.

We maintain a right to the servicing of the residential mortgage loans held by PRMCR and upon the sale of the majority of the residential mortgage loans to the final investors. In addition, we perform certain secondary marketing, accounting and various administrative functions on behalf of PRMCR. As servicer, we receive a monthly servicing fee, and may receive an excess servicing fee if funds are available within PRMCR. Additionally, as servicer we are required to advance to PRMCR those payments due from borrowers, but not received, as of specified cut-off dates. We received $5.6 million in servicing fees from PRMCR in 2002.

In order to hedge interest rate risk and non-credit related market value risk associated with its inventory of residential mortgage loans held for sale, PRMCR entered into swaps with counterparties not affiliated with us or PRMCR. The swap counterparties are required to maintain certain minimum ratings as approved by the rating agencies. Through separate swap agreements with the swap counterparties that mirror the original swaps with PRMCR, the interest rate risk and non-credit related market value components are swapped back to us.

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING. In October 2000, our mortgage banking segment created a wholly-owned, unconsolidated qualifying special purpose entity, Principal Residential Mortgage Funding, LLC ("PRMF"), to provide an off-balance sheet source of funding for up to $250.0 million of qualifying delinquent residential mortgage loans. The limit was increased to $357.0 million in December 2001. We sell qualifying delinquent loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust. The Trust funds its acquisitions of residential mortgage loans by selling participation certificates, representing an undivided interest in the Trust, to commercial paper conduit purchasers, who are not affiliated with us or any of our affiliates, directors or officers. At March 31, 2002, PRMF held $293.5 million in residential mortgage loans and had outstanding participation certificates of $275.4 million.

Residential mortgage loans typically remain in the Trust until they are processed through the foreclosure claim process, are paid-off or reinstate. Loans that reinstate are no longer eligible to remain in the Trust and are required to be removed by us at fair market value at the monthly settlement date following reinstatement.

We are retained as the servicer of the residential mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in its capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. At March 31, 2002, our residual interest in such cash flows was $22.8 million and was recorded in other investments on the consolidated statements of financial position. The value of the residual interest was based on the net present value of expected cash flows from PRMF, as well as estimates of foreclosure losses associated with the related loans. We are required to advance funds for payment of interest on the participation certificates and other carrying costs, if sufficient cash is not available in the collection account to meet this obligation.

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

The estimated fair values of the retained interests, $40.4 million at March 31, 2002, are based upon our relative ownership percentage of the book value of the outstanding loan balances.

Proceeds from advances on margin loans previously securitized were $5.3 million for the three months ended March 31, 2002.

INVESTMENTS

We had total consolidated assets as of March 31, 2002, of $88.8 billion, of which $45.4 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $44.0 billion were held by our U.S. operations and the remaining $1.4 billion were held by our International Asset Management and Accumulation segment.

U.S. INVESTMENT OPERATIONS

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, establishes all investment policies and reviews and approves all investments. As of March 31, 2002, there are nine members on the Investment Committee, one of whom is a member of our board of directors. The remaining eight members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 70% and the debt service coverage ratio at loan inception was 2.2 times as of March 31, 2002.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 2% of our U.S. invested assets as of March 31, 2002.

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk".

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of March 31, 2002, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. We combined our invested assets in the Closed Block with invested assets outside the Closed Block in view of the similar asset quality characteristics of the two portfolios. The following discussion analyzes the composition of U.S. invested assets, which includes $4,237.3 million in invested assets of the Closed Block as of March 31, 2002, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                              AS OF MARCH 31,     AS OF DECEMBER 31,
                                            -------------------  -------------------
                                                    2002                 2001
                                            -------------------  -------------------
                                             CARRYING   % OF      CARRYING   % OF
                                              AMOUNT    TOTAL      AMOUNT    TOTAL
                                            ---------- --------  ---------- --------
                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.................................  $ 19,273.7    44%    $ 18,227.6    42%
   Private................................    10,594.2    24       10,800.2    25
Equity securities, available-for-sale.....       873.0     2          808.7     2
Mortgage loans
   Commercial ............................     9,565.2    22        9,740.4    22
   Residential............................     1,119.2     2        1,144.2     3
Real estate held for sale ................       390.2     1          390.7     1
Real estate held for investment...........       865.5     2          783.4     2
Policy loans..............................       823.2     2          831.9     2
Other investments ........................       523.5     1          678.4     1
                                            ---------- --------  ---------- --------
   Total invested assets..................  $ 44,027.7   100%    $ 43,405.5   100%
                                                         ===                  ===

Cash and cash equivalents.................       429.8                495.8
                                            ----------           ----------

   Total invested assets and cash ........  $ 44,457.5           $ 43,901.3
                                            ==========           ==========

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

U.S. INVESTMENT RESULTS

The yield on U.S. invested assets and on cash and cash equivalents, excluding net realized gains and losses, was 7.1% and 7.7% for the three months ended March 31, 2002 and 2001, respectively.

The following table illustrates the yields on average assets for each of the components of our investment portfolio for the three months ended March 31, 2002 and 2001, respectively:

                              U.S. INVESTED ASSETS
                              YIELDS BY ASSET TYPE

                                        AS OF OR FOR THE THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------
                                              2002                       2001
                                        ------------------         ------------------
                                        YIELD     AMOUNT           YIELD      AMOUNT
                                        ------  ----------         ------  ----------
                                                     ($ IN MILLIONS)
Fixed maturity securities
  Gross investment income(1)...........   7.0%  $   517.9            7.7%  $   523.5
  Net realized capital losses..........  (1.1)      (79.1)          (0.4)      (25.3)
                                                ----------                 ----------
    Total..............................         $   438.8                  $   498.2
                                                ==========                 ==========
  Ending assets (at carrying value)....         $29,867.9                  $28,302.5
Equity securities, available-for-sale
  Gross investment income(1)...........   4.2%  $     8.8            2.4%  $     3.8
  Net realized capital losses..........  (3.4)       (7.1)         (23.0)      (35.8)
                                                ----------                 ----------
    Total..............................         $     1.7                  $   (32.0)
                                                ==========                 ==========
  Ending assets (at carrying value)....         $   873.0                  $   580.9
Mortgage loans - Commercial
  Gross investment income(1)...........   7.6%  $   182.3            7.8%  $   207.3
  Net realized capital gains (losses)..  (0.3)       (7.0)           0.3         8.8
                                                ----------                 ----------
    Total..............................         $   175.3                  $   216.1
                                                ==========                 ==========
  Ending assets (at carrying value)....         $ 9,565.2                  $10,491.7
Mortgage loans - Residential
  Gross investment income(1)...........   6.9%  $    19.5            7.1%  $    11.2
  Net realized capital gains (losses)..    -          -              -           -
                                                ----------                 ----------
    Total..............................         $    19.5                  $    11.2
                                                ==========                 ==========
  Ending assets (at carrying value)....         $ 1,119.2                  $   716.8
Real estate
  Gross investment income(1)...........   7.9%  $    23.9           19.7%  $    63.2
  Net realized capital gains (losses)..  (0.3)       (1.0)           6.5        20.9
                                                ----------                 ----------
    Total..............................         $    22.9                  $    84.1
                                                ==========                 ==========
  Ending assets (at carrying value)....         $ 1,255.7                  $ 1,177.8
Policy loans
  Gross investment income(1)...........   7.0%  $    14.5            7.0%  $    14.3
  Net realized capital gains (losses)..   -           -              -           -
                                                ----------                 ----------
    Total..............................         $    14.5                  $    14.3
                                                ==========                 ==========
  Ending assets (at carrying value)....         $   823.2                  $   819.3
Cash and cash equivalents
  Gross investment income(1)...........   3.7%  $     4.3          (1.1)%  $    (1.6)
  Net realized capital losses..........  (0.9)       (1.0)           -           -
                                                ----------                 ----------
    Total                                       $     3.3                  $    (1.6)
                                                ==========                 ==========
  Ending assets (at carrying value)....         $   429.8                  $   408.5
Other investments
  Gross investment income(1)...........  24.3%  $    36.5           10.4%  $    18.9
  Net realized capital gains (losses).. 123.8       186.0           (6.5)      (11.8)
                                                ----------                 ----------
    Total..............................         $   222.5                  $     7.1
                                                ==========                 ==========
  Ending assets (at carrying value)....         $   523.5                  $   767.8
Total before investment expenses
  Gross investment income(1)...........   7.3%  $   807.7            7.9%  $   840.6
  Net realized capital gains (losses)..   0.8        90.8           (0.4)      (43.2)
                                                ----------                 ----------
    Total..............................         $   898.5                  $   797.4
                                                ==========                 ==========
Investment expenses....................   0.2%  $    19.0            0.3%  $    27.0
Net investment income..................   7.1%  $   788.7            7.7%  $   813.6

--------------------
(1) Yields, which are annualized for interim periods, are based on quarterly average asset carrying values for the three months ended March 31, 2002 and 2001.

FIXED MATURITY SECURITIES

We have classified the majority of our fixed maturity securities as available-for-sale. Accordingly, we mark such securities to market, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred had such gains and losses been realized. We write down to fair value securities whose value is deemed other than temporarily impaired. We record write downs as realized losses included in net income and adjust the cost basis of such securities to fair value. The new cost basis is not changed for subsequent recoveries in value.

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 68% of total U.S. invested assets as of March 31, 2002 and 67% as of December 31, 2001. The fixed maturity securities portfolio was comprised, based on carrying amount, of 65% in publicly traded fixed maturity securities and 35% in privately placed fixed maturity securities as of March 31, 2002, and 63% in publicly traded fixed maturity securities and 37% in privately placed fixed maturity securities as of December 31, 2001. Included in the privately placed category as of March 31, 2002, were $3.5 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of March 31, 2002, and December 31, 2001, as shown in the following table:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                              AS OF MARCH 31,    AS OF DECEMBER 31,
                                              ----------------   ------------------
                                                     2002               2001
                                              ----------------   ------------------
                                              CARRYING   % OF    CARRYING     % OF
                                               AMOUNT    TOTAL    AMOUNT      TOTAL
                                              ---------  -----   ---------    -----
                                                            ($ IN MILLIONS)
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies.. $   292.8    1%    $    15.1      -%
States and political subdivisions............     316.5    1         317.5      1
Foreign governments..........................     507.7    2         603.5      2
Corporate - public...........................  13,991.3   47      13,038.8     45
Corporate - private..........................   9,072.2   30       9,171.1     32
Mortgage-backed securities and other asset-
  backed securities..........................   5,687.4   19       5,881.8     20
                                              ---------  -----   ---------    ----
  Total fixed maturities..................... $29,867.9  100%    $29,027.8    100%
                                              =========  ===     =========    ===

The international exposure in our U.S. invested assets totaled $3,819.7 million, or 13%, of total fixed maturity securities, as of March 31, 2002, comprised of corporate and foreign government fixed maturity securities. Of the $3,819.7 million as of March 31, 2002, investments totaled $1,125.6 million in the United Kingdom, $606.2 million in the continental European Union, $519.9 million in Asia, $381.7 million in South America, $332.1 million in Australia and $25.9 million in Japan. The remaining $828.3 million was invested in 13 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 15% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of March 31, 2002, our investments in Canada totaled $970.5 million.

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

We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor's annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor's. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was 2.43 times compared to the Standard & Poor's drift ratio of 4.27 times, as of December 31, 2001.

The following tables present our publicly traded, privately placed and total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of March 31, 2002, and December 31, 2001, as well as the percentage, based on estimated fair value, that each designation comprises:


                              U.S. INVESTED ASSETS
           PUBLICLY TRADED FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                     AS OF MARCH 31, 2002           AS OF DECEMBER 31, 2001
                               ------------------------------  ------------------------------
                                                      % OF                            % OF
          RATING                                      TOTAL                           TOTAL
 NAIC     AGENCY               AMORTIZED  CARRYING   CARRYING  AMORTIZED  CARRYING   CARRYING
RATING  EQUIVALENT               COST      AMOUNT     AMOUNT     COST      AMOUNT     AMOUNT
------  ---------------------  ---------  ---------  --------  ---------  ---------  --------
                                                        ($ IN MILLIONS)
1       Aaa/Aa/A.............  $10,307.6  $10,596.8     55%    $ 9,955.3  $10,406.5     57%
2       Baa..................    7,977.4    8,049.6     42       6,939.5    7,112.8     39
3       Ba...................      364.5      353.6      2         496.3      474.5      3
4       B....................      189.7      188.5      1         165.3      148.4      1
5       Caa and lower........       44.4       37.7      -          28.4       26.5      -
6       In or near default...       61.6       47.5      -          60.6       58.9      -
                               ---------  ---------  --------  ---------  ---------  --------
          Total public
          fixed maturities...  $18,945.2  $19,273.7    100%    $17,645.4  $18,227.6    100%
                               =========  =========    ===     =========  =========    ===


                              U.S. INVESTED ASSETS
          PRIVATELY PLACED FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                     AS OF MARCH 31, 2002           AS OF DECEMBER 31, 2001
                               ------------------------------  ------------------------------
                                                      % OF                            % OF
          RATING                                      TOTAL                           TOTAL
 NAIC     AGENCY               AMORTIZED  CARRYING   CARRYING  AMORTIZED  CARRYING   CARRYING
RATING  EQUIVALENT               COST      AMOUNT     AMOUNT     COST      AMOUNT     AMOUNT
------  ---------------------  ---------  ---------  --------  ---------  ---------  --------
                                                         ($ IN MILLIONS)
1       Aaa/Aa/A.............  $ 4,198.0  $ 4,301.0     40%    $ 4,184.6  $ 4,349.7     40%
2       Baa..................    4,687.2    4,778.4     45       4,780.5    4,921.8     46
3       Ba...................    1,089.5    1,065.8     10       1,105.7    1,085.9     10
4       B....................      196.3      186.2      2         236.4      223.7      2
5       Caa and lower........       77.6       72.1      1          64.0       64.3      1
6       In or near default...      206.3      190.7      2         180.3      154.8      1
                               ---------  ---------  --------  ---------  ---------  --------
          Total private
          fixed maturities...  $10,454.9  $10,594.2    100%    $10,551.5  $10,800.2    100%
                               =========  =========    ===     =========  =========    ===


                              U.S. INVESTED ASSETS
                TOTAL FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                    AS OF MARCH 31, 2002           AS OF DECEMBER 31, 2001
                               ------------------------------  ------------------------------
                                                      % OF                            % OF
          RATING                                      TOTAL                           TOTAL
 NAIC     AGENCY               AMORTIZED  CARRYING   CARRYING  AMORTIZED  CARRYING   CARRYING
RATING  EQUIVALENT               COST      AMOUNT     AMOUNT     COST      AMOUNT     AMOUNT
------  ---------------------  ---------  ---------  --------  ---------  ---------  --------
                                                        ($ IN MILLIONS)

1       Aaa/Aa/A.............  $14,505.6  $14,897.8     50%    $14,139.9  $14,756.2     51%
2       Baa..................   12,664.6   12,828.0     43      11,720.0   12,034.6     42
3       Ba...................    1,454.0    1,419.4      5       1,602.0    1,560.4      5
4       B....................      386.0      374.7      1         401.7      372.1      1
5       Caa and lower........      122.0      109.8      -          92.4       90.8      -
6       In or near default...      267.9      238.2      1         240.9      213.7      1
                               ---------  ---------  --------  ---------  ---------  --------
          Total fixed
            Maturities.......  $29,400.1  $29,867.9    100%    $28,196.9  $29,027.8    100%
                               =========  =========    ===     =========  =========    ===

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

We invest in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets. As of March 31, 2002, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 93%.

The following tables show the carrying amount of our corporate fixed maturity securities by industry category, as well as the percentage of the total corporate portfolio that each industry category comprises as of March 31, 2002, and December 31, 2001. The tables also show by industry category the relative amounts of publicly traded and privately placed securities.


                              U.S. INVESTED ASSETS
 CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY AS OF MARCH 31, 2002

                                                  PUBLICLY TRADED        PRIVATELY PLACED             TOTAL
                                                -------------------     -------------------     -------------------
                                                 CARRYING    % OF        CARRYING    % OF        CARRYING    % OF
                                                  AMOUNT     TOTAL        AMOUNT     TOTAL        AMOUNT     TOTAL
                                                -----------  ------     -----------  ------     -----------  ------
                                                                     ($ IN MILLIONS)
INDUSTRY CLASS
Transportation and Public Utilities.....        $   5,249.2     38%     $   2,097.4     23%     $   7,346.6     32%
Finance, Insurance and Real Estate......            3,436.0     25          2,105.0     23          5,541.0     24
Manufacturing...........................            3,008.4     21          2,414.1     27          5,422.5     24
Mining..................................            1,135.3      8            881.4     10          2,016.7      9
Retail..................................              520.4      4            730.5      8          1,250.9      5
Services................................              384.6      3            533.3      6            917.9      4
Agriculture, Forestry and Fishing.......              191.5      1             47.1      -            238.6      1
Public Administration...................               63.1      -            157.4      2            220.5      1
Construction............................                2.8      -            106.0      1            108.8      -
                                                -----------   -----     -----------  ------     -----------  ------
    Total...............................        $  13,991.3    100%     $   9,072.2    100%     $  23,063.5    100%
                                                ===========    ===      ===========    ===      ===========    ===


                             U.S. INVESTED ASSETS
            CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY
                            AS OF DECEMBER 31, 2001

                                                  PUBLICLY TRADED        PRIVATELY PLACED             TOTAL
                                                -------------------     -------------------     -------------------
                                                 CARRYING    % OF        CARRYING    % OF        CARRYING    % OF
                                                  AMOUNT     TOTAL        AMOUNT     TOTAL        AMOUNT     TOTAL
                                                -----------  ------     -----------  ------     -----------  ------
                                                                     ($ IN MILLIONS)

INDUSTRY CLASS
Transportation and Public Utilities.....        $   5,119.9     39%     $   2,120.7     23%     $   7,240.6     33%
Finance, Insurance and Real Estate......            3,296.0     25          2,107.7     23          5,403.7     24
Manufacturing...........................            2,765.9     21          2,461.9     27          5,227.8     23
Mining..................................              891.5      7            865.0      9          1,756.5      8
Retail..................................              484.4      4            738.6      8          1,223.0      5
Services................................              384.2      3            593.9      7            978.1      4
Public Administration...................               31.8      -            122.6      1            154.4      1
Construction............................                1.8      -            112.5      1            114.3      1
Agriculture, Forestry and Fishing.......               63.3      1             48.2      1            111.5      1
                                                -----------  ------     -----------  ------     -----------  ------
    Total...............................        $  13,038.8    100%     $   9,171.1    100%     $  22,209.9    100%
                                                ===========    ===      ===========    ===      ===========    ===

As of March 31, 2002, our largest unaffiliated single concentration of fixed maturity securities consisted of $333.2 million of corporate bonds by American International Group and its affiliates. This represented approximately 1% of our total U.S. invested assets as of March 31, 2002. No other individual non-government issuer represented more than 1% of U.S. invested assets.

We held $5,687.4 million of mortgage-backed and asset-backed securities as of March 31, 2002, and $5,881.8 million as of December 31, 2001. The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held as of the dates indicated:

                              U.S. INVESTED ASSETS
                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                             CARRYING AMOUNT
                                                AS OF MARCH 31,   AS OF DECEMBER 31,
                                                ---------------   ------------------
                                                     2002                2001
                                                ---------------   ------------------
                                                          (IN MILLIONS)

Residential pass-through securities..........     $ 2,651.5           $ 2,855.5
Commercial MBS...............................       1,941.2             1,874.1
Asset-backed securities......................       1,094.7             1,152.2
                                                ---------------   ------------------
   Total MBSs and asset-backed securities....     $ 5,687.4           $ 5,881.8
                                                ===============   ==================

We believe that it is desirable to hold residential mortgage-backed securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of GNMA, FNMA and FHLMC pass-through securities and is actively managed to ensure that the securities held are trading close to or below par, in order to reduce risk of prepayments. As of March 31, 2002, we held no collateralized mortgage obligations in our U.S. invested asset portfolio.

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

                              U.S. INVESTED ASSETS
                         ASSET-BACKED SECURITIES BY TYPE

                                                   CARRYING AMOUNT
                                       AS OF MARCH 31,   AS OF DECEMBER 31,
                                       ---------------   ------------------
                                           2002                2001
                                       ---------------   ------------------
                                                  (IN MILLIONS)

Credit cards.......................    $    124.0        $      131.2
Automobile receivables.............          44.1                49.7
Collateralized debt obligations....         448.6               468.6
Lease receivables..................          76.1               101.5
Consumer loans.....................         121.2               126.5
Other..............................         280.7               274.7
                                       ---------------   -----------------
   Total asset-backed securities...    $  1,094.7        $    1,152.2
                                       ===============   =================

In accordance with our asset liability risk management techniques, we manage the expected lives of U.S. invested assets to be similar to the lives of our liabilities. Significant amounts of our liabilities have an expected life of six years or less. Therefore, comparable amounts of assets have a similar expected life. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, excluding scheduled sinking funds, as of March 31, 2002, and December 31, 2001, were as follows:

                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                                  AS OF MARCH 31,               AS OF DECEMBER 31,
                                                            ----------------------------   ---------------------------
                                                                      2002                           2001
                                                            ----------------------------   ---------------------------
                                                             AMORTIZED        CARRYING      AMORTIZED       CARRYING
                                                                COST           AMOUNT         COST           AMOUNT
                                                            ------------    ------------   ------------   ------------
                                                                                 (IN MILLIONS)

Due in one year or less..............................       $    1,406.6    $    1,412.9   $    1,358.2   $    1,367.3
Due after one year through five years................           10,506.4        10,727.3       10,484.3       10,815.0
Due after five years through ten years...............            6,302.3         6,389.1        5,535.6        5,722.0
Due after ten years..................................            5,657.7         5,651.2        5,159.3        5,241.7
                                                            ------------    ------------   ------------   ------------
   Subtotal..........................................           23,873.0        24,180.5       22,537.4       23,146.0
Mortgage-backed and other securities without a
   single maturity date..............................            5,527.1         5,687.4        5,659.5        5,881.8
                                                            ------------    ------------   ------------   ------------
     Total...........................................       $   29,400.1    $   29,867.9   $   28,196.9   $   29,027.8
                                                            ============    ============   ============   ============

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

In December 2001, Enron Corp., along with certain of its subsidiaries, filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses in 2001 for other than temporary impairments and have classified our remaining investment in Enron Corp. and Enron related entities in our problem fixed maturity securities in the amount of $49.6 million as of March 31, 2002.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                AS OF MARCH 31,        AS OF DECEMBER 31,
                                                                ---------------        ------------------
                                                                      2002                    2001
                                                                ---------------        ------------------
                                                                             ($ IN MILLIONS)

Total fixed maturity securities (public and private)........... $   29,867.9              $  29,027.8
                                                                ===============        ==================

Problem fixed maturity securities.............................. $      148.8              $     198.8
Potential problem fixed maturity securities....................        387.1                    365.1
Restructured fixed maturity securities.........................        134.8                    110.8
                                                                ---------------        ------------------
   Total problem, potential problem and restructured fixed
     maturity securities....................................... $      670.7              $     674.7
                                                                ===============        ==================
   Total problem, potential problem and restructured fixed
     maturity securities as a percent of total fixed maturity
     securities................................................          2%                       2%

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

Investments in equity securities, totaled $873.0 million and $808.7 million, which represented 2% of U.S. invested assets as of March 31, 2002, and December 31, 2001, respectively. Investments in company-sponsored funds totaled $513.7 million, or 59%, of our U.S. equity securities as of March 31, 2002. These sponsored funds are intended to be marketed to our asset management clients. Of company-sponsored funds, $322.4 million represented underlying investments in publicly-traded equities, $185.7 million represented investments in publicly-traded fixed income securities and $5.6 million in balanced funds which represented investments in both publicly-traded equities and fixed income securities as of March 31, 2002. The remaining balance of equity securities is a mixture of public and private securities acquired for investment purposes or which were acquired through equity participation features of below investment grade bonds or through recoveries of defaulted securities.

MORTGAGE LOANS

Mortgage loans comprised 24% and 25% of total U.S. invested assets as of March 31, 2002, and December 31, 2001, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,565.2 million as of March 31, 2002, and $9,740.4 million as of December 31, 2001, or 90% and 89%, of total mortgage loan investments, respectively. Residential mortgages comprised $1,119.2 million and $1,144.2 million, or 10% and 11%, of total mortgage loan investments as of March 31, 2002, and December 31, 2001, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements.

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

California accounted for 22% of our commercial mortgage loan portfolio as of March 31, 2002. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The following is a summary of our commercial mortgage loans by property type and region as of March 31, 2002, and December 31, 2001:

                              U.S. INVESTED ASSETS
                  COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY TYPE

                          AS OF MARCH 31,      AS OF DECEMBER 31,
                        -------------------   -------------------
                                2002                  2001
                        -------------------   -------------------
                         CARRYING     % OF     CARRYING     % OF
                          AMOUNT      TOTAL     AMOUNT      TOTAL
                        ----------    -----   ----------    -----
                                     ($ IN MILLIONS)

Office................  $ 3,217.7      33%    $ 3,252.5      33%
Retail................    3,031.1      32       3,106.5      32
Industrial............    2,846.1      30       2,948.9      30
Apartments............      400.5       4         349.8       4
Mixed use/other.......      105.9       1         111.8       1
Hotel.................       61.6       1          61.6       1
Valuation allowance...      (97.7)     (1)        (90.7)     (1)
                        ----------    -----   ----------    -----
   Total..............  $ 9,565.2     100%    $  9,740.4    100%
                        ==========    ===     ==========    ===

                              U.S. INVESTED ASSETS
                 COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY REGION

                             AS OF MARCH 31,     AS OF DECEMBER 31,
                          -------------------    -------------------
                                  2002                  2001
                          -------------------    -------------------
                           CARRYING     % OF      CARRYING     % OF
                            AMOUNT      TOTAL      AMOUNT      TOTAL
                          ----------    -----    ----------    -----
                                       ($ IN MILLIONS)

Pacific.................  $2,419.1       25%     $2,421.3       25%
South Atlantic..........   2,261.2       24       2,403.0       25
Middle Atlantic.........   1,584.5       16       1,606.3       16
East North Central......     922.3       10         930.1       10
West South Central......     759.2        8         769.0        8
Mountain................     642.0        7         637.7        7
West North Central......     405.3        4         397.8        4
New England.............     343.0        4         327.4        3
East South Central......     326.3        3         338.5        3
Valuation allowance.....     (97.7)      (1)        (90.7)      (1)
                          ----------    -----    ----------    -----
   Total................  $9,565.2      100%     $9,740.4      100%
                          ==========    ===      ==========    ===

Our commercial loan portfolio is highly diversified by borrower. As of March 31, 2002, 41% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The following table shows our U.S. commercial mortgage loan portfolio by loan size, for the periods indicated:

                              U.S. INVESTED ASSETS
                COMMERCIAL MORTGAGE LOAN PORTFOLIO - BY LOAN SIZE

                                                   AS OF MARCH 31, 2002         AS OF DECEMBER 31, 2001
                                               ----------------------------   ----------------------------
                                                NUMBER    PRINCIPAL   % OF     NUMBER    PRINCIPAL   % OF
                                               OF LOANS    BALANCE    TOTAL   OF LOANS    BALANCE    TOTAL
                                               --------   ---------   -----   --------   ---------   -----
                                                                           ($ IN MILLIONS)

Under $5 million........................         1,066    $ 2,251.0     23%     1,102    $ 2,306.7     23%
$5 million but less than $10 million....           251      1,768.6     18        275      1,925.5     20
$10 million but less than $20 million...           172      2,336.0     24        168      2,267.2     23
$20 million but less than $30 million...            58      1,394.5     15         59      1,410.6     14
$30 million and over....................            42      1,914.8     20         42      1,925.0     20
                                               --------   ---------   -----   --------   ---------   -----
      Total.............................         1,589    $ 9,664.9    100%     1,646    $ 9,835.0    100%
                                               ========   =========    ===    ========   =========    ===

The total number of commercial mortgage loans outstanding as of March 31, 2002 and December 31, 2001 was 1,589 and 1,646, respectively. The average loan size of our commercial mortgage portfolio was $6.1 million as of March 31, 2002. The largest loan on any single property at such dates aggregated $100.0 million for March 31, 2002 and December 31, 2001, respectively, and represented 0.2% of U.S. invested assets on these dates. Total mortgage loans to the 10 largest borrowers accounted in the aggregate for approximately 7% of the total carrying amount of the commercial mortgage loan portfolio as of March 31, 2002, and December 31, 2001, respectively and 2% of total U.S. invested assets as of March 31, 2002 and December 31, 2001, respectively. As of such dates, all such loans were performing.

The following table presents the disposition of maturities as of March 31, 2002, and December 31, 2001:

                              U.S. INVESTED ASSETS
        DISPOSITIONS OF SCHEDULED MATURITIES OF COMMERCIAL MORTGAGE LOANS

                                    AMORTIZED COST
                         AS OF MARCH 31,    AS OF DECEMBER 31,
                         ---------------    ------------------
                               2002                2001
                         ---------------    ------------------
                                    (IN MILLIONS)

Paid as scheduled......  $    33.4            $   434.7
Extended...............       92.0                138.1
Refinanced.............       35.8                 75.7
Foreclosed.............        -                    5.4
Expired maturities.....        -                   10.6
                         ---------------    ------------------

   Total...............  $   161.2            $   664.5
                         ===============    ==================

The amortized cost of commercial mortgage loans by contractual maturity dates, excluding scheduled sinking funds as of March 31, 2002, and December 31, 2001, are as follows:

                              U.S. INVESTED ASSETS
               COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                           AS OF MARCH 31,     AS OF DECEMBER 31,
                                          -----------------    ------------------
                                                 2002                 2001
                                          -----------------    ------------------
                                          AMORTIZED  % OF      AMORTIZED   % OF
                                            COST     TOTAL       COST      TOTAL
                                          ---------  ------    ---------   ------
                                                       ($ IN MILLIONS)

Due in one year or less................   $   745.0     8%     $   732.6      8%
Due after one year through five years..     3,219.7    33        3,180.8     32
Due after five years through ten years.     2,709.6    28        2,890.8     29
Due after ten years....................     2,988.6    31        3,026.9     31
                                          ---------  ------    ---------   ------
   Total...............................   $ 9,662.9   100%     $ 9,831.1    100%
                                          =========   ===      =========    ===

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we establish a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect such losses in our consolidated results of operations. Such increases (decreases) in valuation allowances aggregated $7.0 million for the three months ended March 31, 2002, and $(17.3) million for the year ended December 31, 2001.

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

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                    AS OF MARCH 31,      AS OF DECEMBER 31,
                                                                    ---------------      ------------------
                                                                         2002                   2001
                                                                    ---------------      ------------------
                                                                                 ($ IN MILLIONS)

Beginning balance..........................................         $       90.7         $         108.0
Provision..................................................                 21.7                    12.0
Release due to write downs, sales and foreclosures.........                (14.7)                  (29.3)
                                                                    ---------------      ------------------
Ending balance.......................................               $       97.7         $          90.7
                                                                    ===============      ==================
Valuation allowance as % of carrying value before reserves.                  1%                      1%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

                              U.S. INVESTED ASSETS
        PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES
                               AT CARRYING AMOUNT

                                                            AS OF MARCH 31,  AS OF DECEMBER 31,
                                                            ---------------  ------------------
                                                                  2002              2001
                                                            ---------------  ------------------
                                                                    ($ IN MILLIONS)

Total commercial mortgages ...............................    $   9,565.2      $      9,740.4
                                                            ===============  ==================

Problem commercial mortgages(1)...........................    $      81.6      $         47.1
Potential problem commercial mortgages ...................           57.3                98.9
Restructured commercial mortgages ........................           44.1                42.4
                                                            ---------------  ------------------
   Total problem, potential problem and
     restructured commercial mortgages ...................    $     183.0      $        188.4
                                                            ===============  ==================
   Total problem, potential problem and restructured
   commercial mortgages as a percent of total commercial
   mortgages..............................................            2%                  2%

--------------------
(1) There were no mortgage loans in foreclosure as of March 31, 2002 and December 31, 2001.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of March 31, 2002, and December 31, 2001, the carrying amount of equity real estate investment was $1,255.7 million and $1,174.1 million, or 3% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures. We continue to focus on a long-term strategy of reducing our real estate equity portfolio.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $865.5 million as of March 31, 2002, and $783.4 million as of December 31, 2001. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended March 31, 2002 and December 31, 2001, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of March 31, 2002, and December 31, 2001, was $390.2 million and $390.7 million, net of valuation allowances of $17.4 million and $19.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of March 31, 2002. By property type, there is a concentration in office buildings that represented approximately 34% of the equity real estate portfolio as of March 31, 2002. Our largest equity real estate holding as of March 31, 2002 consisted of an office/industrial park located in Durham, North Carolina with an aggregate carrying value of approximately $149.1 million and represented approximately 12% of total U.S. equity real estate assets and 0.3% of U.S. invested assets. The ten largest real estate properties as of March 31, 2002 comprised 45% of total U.S. equity real estate assets and 1% of total U.S. invested assets. In addition, our equity real estate includes our investment in BT Hotels. As of December 31, 2001, BT Hotels was fully consolidated into our financial statements and is reflected in the International region and Hotel/Motel property type in the following investment schedules:

                              U.S. INVESTED ASSETS
                         EQUITY REAL ESTATE BY REGION(1)

                          AS OF MARCH 31,    AS OF DECEMBER 31,
                          ---------------    ------------------
                               2002               2001
                          ---------------    ------------------
                          CARRYING  % OF     CARRYING     % OF
                           AMOUNT   TOTAL     AMOUNT      TOTAL
                          --------  -----    --------     -----
                                    ($ IN MILLIONS)

South Atlantic........... $  427.4    34%    $  376.4       32%
West South Central.......    258.9    21        236.4       20
International............    233.4    18        223.6       19
Pacific..................    183.4    15        183.8       16
East North Central.......     61.3     5         62.3        5
East South Central.......     32.4     3         32.3        3
West North Central.......     27.5     2         28.0        2
New England..............     14.3     1         14.3        1
Mountain.................     13.6     1          8.8        1
Middle Atlantic..........      3.5     -          8.2        1
                          --------  -----    --------     -----
   Total................. $1,255.7   100%    $1,174.1       100%
                          ========   ===     ========       ===

------------
(1) Regions are defined by the American Council of Life Insurers.

                              U.S. INVESTED ASSETS
                       EQUITY REAL ESTATE BY PROPERTY TYPE

                                AS OF MARCH 31,     AS OF DECEMBER 31,
                                ---------------     ------------------
                                       2002                2001
                                ---------------     ------------------
                                CARRYING  % OF      CARRYING     % OF
                                 AMOUNT   TOTAL      AMOUNT      TOTAL
                                --------  -----     --------     -----
                                            ($ IN MILLIONS)

Office........................  $  425.4    34%     $  422.9       36%
Hotel/Motel...................     233.4    19         223.6       19
Industrial....................     228.1    18         221.6       19
Retail........................     129.4    10         138.9       12
Apartments....................     125.9    10          50.7        4
Service Center................      62.7     5          63.1        5
Land..........................      50.8     4          53.3        5
                                --------  ----      --------     -----
   Total......................  $1,255.7   100%     $1,174.1      100%
                                ========   ===      ========      ===

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

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of March 31, 2002, was $3,025.4 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk of these funding agreements and securities. As of March 31, 2002, the fair value of our foreign currency denominated fixed maturity securities was $302.1 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of March 31, 2002, was $315.1 million.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of March 31, 2002, and December 31, 2001:


                              U.S. INVESTED ASSETS
                        DERIVATIVE FINANCIAL INSTRUMENTS

                                             AS OF MARCH 31,    AS OF DECEMBER 31,
                                          ------------------    ------------------
                                                  2002                  2001
                                          ------------------    ------------------
                                          NOTIONAL     % OF     NOTIONAL     % OF
                                           AMOUNT      TOTAL     AMOUNT      TOTAL
                                          ---------    -----    ---------    -----
                                                       ($ IN MILLIONS)

Mortgage-backed forwards and options....  $12,443.6      38%    $ 9,250.7      34%
Foreign currency swaps..................    4,005.5      12       4,091.9      15
Interest rate lock commitments..........    3,651.2      11       2,565.9       9
Interest rate floors....................    3,400.0      10       3,400.0      13
Interest rate swaps.....................    3,350.6      10       3,272.5      12
U.S. Treasury futures (LIBOR)...........    3,220.0      10           -         -
Swaptions ..............................    1,458.0       4       3,570.0      13
Principal Only swaps....................      475.5       1         250.0       1
Currency forwards.......................      380.0       1         380.0       1
Bond forwards...........................      355.7       1         357.4       1
U.S. Treasury futures...................      292.4       1         186.6       1
Options on futures......................      100.0       1           -         -
Other...................................       45.0       -          25.0       -
Call options............................       30.0       -          30.0       -
Treasury rate guarantees................       26.5       -          88.0       -
                                          ---------    -----    ---------    -----
   Total................................  $33,234.0     100%    $27,468.0     100%
                                          =========     ===     =========     ===

                              U.S. INVESTED ASSETS
                        DERIVATIVE FINANCIAL INSTRUMENTS

                                          AS OF MARCH 31,     AS OF DECEMBER 31,
                                          ----------------    ------------------
                                                 2002                 2001
                                          ----------------    ------------------
                                           CREDIT    % OF      CREDIT      % OF
                                          EXPOSURE   TOTAL    EXPOSURE     TOTAL
                                          --------   -----    --------     -----
                                                      ($ IN MILLIONS)

Foreign currency swaps................... $  96.7      32%    $ 101.1        33%
Interest rate swaps......................    78.5      26        78.4        25
Mortgage-backed forwards and options.....    50.7      17        41.7        14
Currency forwards........................    48.5      16        55.3        18
Interest rate floors.....................    13.0       5        13.2         4
Call options.............................     8.4       3         8.9         3
Swaptions ...............................     3.4       1         8.7         3
Other....................................     -         -         0.1         -
                                          --------   -----    --------     -----
   Total................................. $ 299.2     100%    $ 307.4       100%
                                          ========    ===     ========     =====

OTHER INVESTMENTS

Our other investments totaled $523.5 million as of March 31, 2002, compared to $678.4 million as of December 31, 2001. With the adoption of SFAS 133 on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $141.5 million in other investments as of March 31, 2002. The remaining invested assets include leases and other private equity investments.

Our investment in Coventry is also included in other investments as we account for it using the equity method. As of December 31, 2001, our carrying value in Coventry was $146.0 million. On February 1, 2002, we sold our remaining investment in Coventry for a net realized gain.

SECURITIES LENDING

The terms of our securities lending program, approved in 1999, allow us to lend our securities to major brokerage firms. Our policy requires an initial minimum of 102% of the fair value of the loaned securities as collateral. Our securities on loan as of March 31, 2002, had a fair value of $611.5 million.

INTERNATIONAL INVESTMENT OPERATIONS

As of March 31, 2002, our international investment operations consist of the investments of Principal International and BT Financial Group and comprise $1.4 billion in invested assets, which primarily represent the assets of Principal International. Principal Capital Management works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies which are approved by Principal Capital Management. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Capital Management. A credit committee comprised of Principal Capital Management employees and international affiliate company chief investment officers review each corporate credit annually. In addition, employees from our U.S. operations who serve on the credit committee currently hold investment positions in two of our international affiliates. Principal Capital Management provides credit analysis training to Principal International personnel.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of March 31, 2002, and December 31, 2001, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                           AS OF MARCH 31,    AS OF DECEMBER 31,
                                           ----------------   ------------------
                                                  2002               2001
                                           ----------------   ------------------
                                           CARRYING   % OF    CARRYING     % OF
                                            AMOUNT    TOTAL    AMOUNT      TOTAL
                                           ---------  -----   ---------    -----
                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public................................  $  939.8     66%   $   941.3      69%
   Private...............................      65.0      4         61.0       4
Equity securities, available-for-sale....      26.7      2         24.9       2
Mortgage loans
   Residential...........................     214.9     15        181.1      13
Real estate held for investment..........       8.3      1          7.7       1
Other investments .......................     168.7     12        151.4      11
                                           ---------  -----   ---------    -----
   Total invested assets.................  $1,423.4    100%   $ 1,367.4     100%
                                                       ===                  ===

Cash and cash equivalents................     127.7               128.0
                                           ---------          ---------

   Total invested assets and cash .......  $1,551.1           $ 1,495.4
                                           =========          =========

INTERNATIONAL INVESTMENT RESULTS

The yield on international invested assets and on cash and cash equivalents, excluding net realized gains and losses, was 6.4% and 7.5% for the three months ended March 31, 2002 and 2001, respectively.

The following table illustrates the yields on average assets for each of the components of our investment portfolio for the three months ended March 31, 2002 and 2001, respectively:

                          INTERNATIONAL INVESTED ASSETS
                              YIELDS BY ASSET TYPE

                                          AS OF OR FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                          ----------------   ----------------
                                               2002                2001
                                          ----------------   ----------------
                                          YIELD    AMOUNT     YIELD   AMOUNT
                                          -----  ---------   ------  --------
                                                      ($ IN MILLIONS)
Fixed maturity securities
  Gross investment income(1)............   6.6%  $    16.5     7.9%  $   17.5
  Net realized capital gains............   1.8         4.4     0.4        0.9
                                                 ---------           --------
    Total...............................         $    20.9           $   18.4
                                                 =========           ========
  Ending assets (at carrying value).....         $ 1,004.8           $  808.3
Equity securities, available-for-sale
  Gross investment income(1)............     -%  $     -         -%  $    -
  Net realized capital gains............   3.1         0.2     1.4        0.2
                                                 ---------           --------
    Total...............................         $     0.2           $    0.2
                                                 =========           ========
  Ending assets (at carrying value).....         $    26.7           $   37.7
Mortgage loans - Residential
  Gross investment income(1)............   5.9%  $     2.9     7.6%  $    3.2
  Net realized capital gains (losses)...   -           -       -          -
                                                 ---------           --------
    Total...............................         $     2.9           $    3.2
                                                 =========           ========
  Ending assets (at carrying value).....         $   214.9           $  170.1
Real estate
  Gross investment income(1)............   5.0%  $     0.1    37.1%  $    0.8
  Net realized capital gains (losses)...   -           -       -          -
                                                 ---------           --------
    Total...............................         $     0.1           $    0.8
                                                 =========           ========
  Ending assets (at carrying value).....         $     8.3           $    8.3
Cash and cash equivalents
  Gross investment income(1)............   2.8%  $     0.9     5.2%  $    1.9
  Net realized capital gains (losses)...   -           -       -          -
                                                 ---------           --------
    Total...............................         $     0.9           $    1.9
                                                 =========           ========
  Ending assets (at carrying value).....         $   127.7           $  117.1
Other investments
  Gross investment income(1)............  10.5%  $     4.2     9.5%  $    3.0
  Net realized capital gains (losses)...   6.7         2.7  (123.6)     (38.8)
                                                 ---------           --------
    Total...............................         $     6.9           $  (35.8)
                                                 =========           ========
  Ending assets (at carrying value).....         $   168.7           $  121.4

Total before investment expenses
  Gross investment income(1)............   6.5%  $    24.6     7.6%  $   26.4
  Net realized capital gains (losses)...   1.9         7.3   (10.8)     (37.7)
                                                 ---------           --------
    Total...............................         $    31.9           $  (11.3)
                                                 =========           ========

Investment expenses.....................     -%  $     0.1     0.1%  $    0.3
Net investment income...................   6.4%  $    24.5     7.5%  $   26.1
--------------------
(1) Yields, which are annualized for interim periods, are based on quarterly average asset carrying values for the three months ended March 31, 2002 and 2001.

FIXED MATURITY SECURITIES

Fixed maturity securities consist primarily of publicly traded debt securities and represented 70% of total international invested assets as of March 31, 2002, and 73% as of December 31, 2001. Fixed maturity securities were diversified by type of issuer as of March 31, 2002, and for the year ended December 31, 2001, as shown in the following table:


                          INTERNATIONAL INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                         AS OF             AS OF
                                                       MARCH 31,       DECEMBER 31,
                                                    --------------- ----------------
                                                           2002            2001
                                                    --------------- ----------------
                                                    CARRYING  % OF  CARRYING  % OF
                                                     AMOUNT   TOTAL  AMOUNT   TOTAL
                                                    --------  ----- --------  ------
                                                               ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies............  $    0.2     -% $    0.3     -%
Foreign governments...............................     275.3    27     322.8    32
Corporate - public................................     382.9    38     363.6    37
Corporate - private...............................      65.0     7      61.0     6
Mortgage-backed securities and other asset-
  Backed securities...............................     281.4    28     254.6    25
                                                    --------  ----- --------  ------
  Total fixed maturities..........................  $1,004.8   100% $1,002.3   100%
                                                    ========   ===  ========   ===

The fixed maturity securities held by the international operations have not been rated by external agencies and cannot be presented in a comparable rating agency equivalent.

The issuers of the majority of our fixed maturity corporate securities are mainly banks and are categorized in the finance, insurance and real estate category as shown in the following tables:

                          INTERNATIONAL INVESTED ASSETS
 CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY AS OF MARCH 31, 2002

                                               PUBLICLY TRADED        PRIVATELY PLACED              TOTAL
                                            ----------------------   ------------------      --------------------
                                            CARRYING                 CARRYING    % OF        CARRYING      % OF
                                             AMOUNT    % OF TOTAL     AMOUNT     TOTAL        AMOUNT       TOTAL
                                            --------   -----------   --------    ------      --------      ------
                                                                       ($ IN MILLIONS)
INDUSTRY CLASS
Finance, Insurance and Real Estate....       $ 172.7       45%       $   17.2      27%       $  189.9       43%
Services..............................          61.7       16            20.4      31            82.1       18
Construction..........................          38.8       10            11.5      18            50.3       11
Retail................................          49.4       13             -         -            49.4       11
Transportation and Public Utilities...          48.8       13             -         -            48.8       11
Manufacturing.........................           8.0        2            15.9      24            23.9        5
Agriculture, Forestry and Fishing.....           3.3        1             -         -             3.3        1
Public Administration.................           0.2        -             -         -             0.2        -
                                            --------   -----------   --------    ------      --------      ------
   Total..............................       $ 382.9      100%       $   65.0     100%       $  447.9      100%
                                            ========      ===        ========     ===        ========      ===

                          INTERNATIONAL INVESTED ASSETS
 CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY AS OF DECEMBER 31, 2001

                                              PUBLICLY TRADED        PRIVATELY PLACED              TOTAL
                                            ----------------------   ------------------      --------------------
                                            CARRYING                 CARRYING    % OF        CARRYING      % OF
                                             AMOUNT    % OF TOTAL     AMOUNT     TOTAL        AMOUNT       TOTAL
                                            --------   -----------   --------    ------      --------      ------
                                                                       ($ IN MILLIONS)
INDUSTRY CLASS
Finance, Insurance and Real Estate....      $  180.2       50%       $   17.5      29%       $  197.7        47%
Services..............................          50.3       14             9.8      16            60.1        14
Construction..........................          47.6       13             6.0      10            53.6        12
Transportation and Public Utilities...          49.7       14             -         -            49.7        12
Retail................................          35.6        9             1.2       2            36.8         9
Manufacturing.........................           0.1        -            26.5      43            26.6         6
Public Administration.................           0.1        -             -         -             0.1         -
                                            --------   -----------   --------    ------      --------      ------
   Total..............................      $  363.6      100%       $   61.0     100%       $  424.6       100%
                                            ========      ===        ========     ===        ========       ===

The international operations held $281.4 million of residential pass-through securities as of March 31, 2002, and $254.6 million as of December 31, 2001.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates excluding scheduled sinking funds, as of March 31, 2002, and December 31, 2001, were as follows:


                          INTERNATIONAL INVESTED ASSETS
             FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                         AS OF MARCH 31,      AS OF DECEMBER 31,
                                                       -------------------   -------------------
                                                               2002                  2001
                                                       -------------------   -------------------
                                                       AMORTIZED  CARRYING   AMORTIZED  CARRYING
                                                          COST     AMOUNT       COST     AMOUNT
                                                       ---------  --------   ---------  --------
                                                                                 (IN MILLIONS)

Due in one year or less..............................  $  51.1    $   52.0   $  35.5    $   36.0
Due after one year through five years................    115.4       117.4     161.7       162.3
Due after five years through ten years...............    212.0       217.3     212.8       211.8
Due after ten years..................................    328.5       336.7     326.6       337.6
                                                       ---------  --------   ---------  --------
  Subtotal..........................................     707.0       723.4     736.6       747.7
Mortgage-backed and other securities without a
  single maturity date..............................     276.6       281.4     248.8       254.6
                                                       ---------  --------   ---------  --------
  Total.............................................   $ 983.6    $1,004.8   $ 985.4    $1,002.3
                                                       =========  ========   =========  ========

The international operations held $10.1 million of restructured government bonds in Argentina, which represented 1% of international fixed maturity securities as of March 31, 2002.

EQUITY SECURITIES

Our equity securities represented 2% of international invested assets as of March 31, 2002 and December 31, 2001. Our equity securities consisted of $8.4 million in mutual funds and $18.3 million in common stock as of March 31, 2002.

RESIDENTIAL MORTGAGE LOANS

Our Chilean operations originate and purchase residential mortgage loans. Residential mortgage loans comprised $214.9 million, or 15%, of international invested assets as of March 31, 2002, and $181.1 million, or 13%, as of December 31, 2001.

DERIVATIVES

The following table presents our position in derivative financial instruments as of March 31, 2002, and December 31, 2001. Our international operations did not have credit exposure relating to derivatives as of these dates.

                          INTERNATIONAL INVESTED ASSETS
                        DERIVATIVE FINANCIAL INSTRUMENTS

                             AS OF MARCH 31,    AS OF DECEMBER 31,
                             ---------------    ------------------
                                   2002                2001
                             ---------------    ------------------
                             NOTIONAL  % OF     NOTIONAL     % OF
                              AMOUNT   TOTAL     AMOUNT     TOTAL
                             --------  -----    --------    ------
                                        ($ IN MILLIONS)

Currency forwards..........  $   18.6   100%    $   13.4     100%
Interest rate swaps........       -       -          -         -
Foreign currency swaps.....       -       -          -         -
                             --------  -----    --------    ------
   Total...................  $   18.6   100%    $   13.4     100%
                             ========   ===     ========     ===

OTHER INVESTMENTS

Our other investments totaled $168.7 million as of March 31, 2002, compared to $151.4 million as of December 31, 2001. Of the $168.7 million, $82.1 million represents our international investments in unconsolidated subsidiaries, $40.4 million is related to subordinated notes in BT Financial Group's margin lending program, $25.7 million represents BT Financial Group's investment in unit trusts, $20.1 million represents other invested assets from our Chilean operations and $0.4 million represents other invested assets from our Mexican operations.

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

As of March 31, 2002, the difference between the asset and liability durations on our primary duration managed portfolio was .05 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines dictate that total duration gaps between the asset and liability portfolios must be within 0.25 years. The value of the assets in this portfolio was $23,888.2 million as of March 31, 2002.

For products such as whole life insurance, term life insurance and single premium deferred annuities, the liability cashflow is less predictable, and a duration-matching strategy is less reliable and manageable. We do, however, try to manage the duration of these portfolios. For these products, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2002, the weighted-average difference between the asset and liability durations on these portfolios was .48 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $9,244.5 million as of March 31, 2002.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,858.2 million as of March 31, 2002.

Using the assumptions and data in effect as of March 31, 2002, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by $32.2 million. The following table details the estimated changes by risk management strategy:

                                         AS OF
        RISK MANAGEMENT             MARCH 31, 2002      NET FAIR VALUE
           STRATEGY              VALUE OF TOTAL ASSETS      CHANGE
-------------------------------  ---------------------  --------------
                                           (IN MILLIONS)

Primary duration-managed.......     $   23,888.2          $   (11.9)
Duration-monitored.............          9,244.5               44.1
Non duration-managed...........          5,858.2                -
                                 ---------------------  --------------
   Total.......................     $   38,990.9          $    32.2
                                 =====================  ==============

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

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration. Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. We limit our risk exposure by requiring that the net position value not change by more than $10.0 million given an instantaneous change in the benchmark MBS price of +/- 2.5%. This price sensitivity analysis is performed at least once daily. The value of the loans in the pipeline as of March 31, 2002, was $7.3 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate parallel increase in the interest rates decreases the March 31, 2002, net position value by $23.7 million.

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

The market value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is reduced by the use of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline. Based on values as of March 31, 2002, a 100 basis point parallel decrease in interest rates produces a $241.3 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between market values and U.S. GAAP book values.

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

o In conjunction with the interest rate swaps, interest rate swaptions and other derivatives, we are exposed to counterparty risk, or the risk that counterparty fails to perform the terms of the derivative contract.

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.


                                                                      AS OF MARCH 31, 2002
                                           -----------------------------------------------------------------------------
                                                                             FAIR VALUE (NO ACCRUED INTEREST)
                                                                             -------------------------------------------
                                                                WEIGHTED
                                                              AVERAGE TERM    -100 BASIS                     +100 BASIS
                                           NOTIONAL AMOUNT      (YEARS)      POINT CHANGE     NO CHANGE     POINT CHANGE
                                           ---------------    ------------   ------------     ---------     ------------
                                                                         ($ IN MILLIONS)

Interest rate swaps..................        $  3,350.6          5.51(1)      $   43.6        $  56.9       $   101.1
Principal Only swaps.................             475.5          1.81(1)          59.9           (1.5)          (44.7)
Other................................              45.0          4.51(1)           1.2           (0.6)           (2.3)
Interest rate floors.................           3,400.0          4.25(2)          44.1           30.6           (16.5)
U.S. Treasury futures................             292.4          0.23(3)          (1.4)          (0.5)           (1.0)
U.S. Treasury futures (LIBOR)........           3,220.0          0.76(3)          (8.0)           5.6             8.0
Options on futures...................             100.0          0.22(3)           1.5            -              (0.1)
Swaptions............................           1,458.0          0.56(4)           9.3            8.2           (11.5)
Treasury rate guarantees.............              26.5          0.54(5)          (1.5)           0.4             2.3
Bond forwards........................             355.7          1.36(5)          14.4           (6.9)          (27.6)
Mortgage-backed forwards and options.          12,443.6          0.05(5)        (222.6)          52.4           257.0
Interest rate lock commitments.......           3,651.2          0.12(6)          86.8          (15.4)         (179.5)
                                           ---------------                   ------------     ---------     ------------
   Total.............................        $ 28,818.5                       $   27.3        $ 129.2       $    85.2
                                           ===============                   ============     =========     ============

--------------------
(1) Based on maturity date of swap.
(2) Based on maturity date of floor.
(3) Based on maturity date.
(4) Based on option date of swaption.
(5) Based on settlement date.
(6) Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING. As of March 31, 2002, the aggregate fair value of debt was $1,377.3 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $68.1 million.


                                                     AS OF MARCH 31, 2002
                                             -------------------------------------
                                               FAIR VALUE (NO ACCRUED INTEREST)
                                             -------------------------------------
                                              -100 BASIS               +100 BASIS
                                             POINT CHANGE  NO CHANGE  POINT CHANGE
                                             ------------  ---------  ------------
                                                         (IN MILLIONS)

7.95% notes payable, due 2004..............   $   217.7    $   213.0   $    208.4
8.2% notes payable, due 2009...............       532.8        503.4        476.0
7.875% surplus notes payable, due 2024.....       202.7        187.4        172.3
8% surplus notes payable, due 2044.........       102.2         92.0         83.2
Non-recourse mortgages and notes payable...       243.4        234.9        226.8
Other mortgages and notes payable..........       146.6        146.6        146.6
                                             ------------  ---------  ------------
 Total long-term debt......................   $ 1,445.4    $ 1,377.3   $  1,313.3
                                             ============  =========  ============

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2002, the fair value of our equity securities was $899.7 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $90.0 million.

We also have indirect equity risk exposure with respect to BT Financial Group margin lending operations. Under the terms of this financing arrangement, BT Financial Group margin lending operations allow retail clients and independent financial advisors on behalf of clients, within limits approved by senior management, to borrow funds from BT Financial Group to invest in an approved list of securities and mutual fund investments which serve as security for the loan. The risk of loan default increases as the value of the underlying securities declines. This risk is actively managed through the use of margin calls on loans when the underlying securities fall below established levels. Overall, the margin lending portfolio is limited to a ratio of borrowed funds to market value of securities of an average of 60%. On November 30, 1999, BT Financial Group margin lending operations securitized its margin lending portfolio with Westpac Banking Corporation, an Australian bank. Under the terms of this financing, BT Financial Group margin lending operations are required to allocate capital equal to approximately 7% of the outstanding borrowed amount, as a cushion for loan defaults. As of March 31, 2002, the margin lending portfolio was $576.5 million, or A$1,080.4 million, while the ratio of borrowed funds to market value of securities was 44%, below that of the maximum allowed.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of March 31, 2002, was $3,025.4 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of March 31, 2002, the fair value of our foreign currency denominated fixed maturity securities was $302.1 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of March 31, 2002, was $315.1 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

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

We estimate that as of March 31, 2002, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to fluctuations between the Australian dollar and the U.S. dollar.

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

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned ESTHER L. GAYMAN V. PRINCIPAL MUTUAL HOLDING COMPANY, ET AL. On April 16, 2002, the Court granted our Motion to Dismiss and ordered the lawsuit be dismissed in its entirety. On April 17, 2002, a Judgment was entered to that effect. The Plaintiffs have 30 days to file an appeal.

While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe any pending matter will have a material adverse effect on our business, financial condition or results of operations.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    EXHIBIT
    NUMBER                               DESCRIPTION
     3.2       Amended and Restated By-Laws of Principal Financial Group, Inc.
    10.11 Letter Agreement of Employment, dated as of March 15, 2002, among Principal Life Insurance Company, Principal Capital Management, LLC, and James P. McCaughan

B.  REPORTS ON FORM 8-K

    None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PRINCIPAL FINANCIAL GROUP, INC.

Dated:  May 10, 2002       By   /S/ Michael H. Gersie
                                --------------------------------------

                                Michael H. Gersie
                                Executive Vice President and Chief
                                  Financial Officer

                                Duly Authorized Officer, Principal
                                  Financial Officer, and Chief
                                  Accounting Officer

                                 Exhibit Index

EXHIBIT
NUMBER                             DESCRIPTION                  PAGE
 3.2     Amended and Restated By-Laws of Principal
         Financial Group, Inc.................................   72
10.11    Letter Agreement of Employment, dated as of
         March 15, 2002, among Principal Life Insurance
         Company, Principal Capital Management, LLC, and
         James P. McCaughan...................................   89

                                                             Exhibit 3.2




                          AMENDED AND RESTATED BY-LAWS

                                       OF

                         PRINCIPAL FINANCIAL GROUP, INC.



                          Effective February 26, 2002

                         PRINCIPAL FINANCIAL GROUP, INC.

                                     BY-LAWS



                                TABLE OF CONTENTS

ARTICLE I STOCKHOLDERS
SECTION 1.01.  ANNUAL MEETINGS..............................................75
SECTION 1.02.  SPECIAL MEETINGS.............................................75
SECTION 1.03.  NOTICE OF MEETINGS; WAIVER...................................75
SECTION 1.04.  QUORUM.......................................................76
SECTION 1.05.  VOTING.......................................................76
SECTION 1.06.  VOTING BY BALLOT.............................................76
SECTION 1.07.  ADJOURNMENT..................................................76
SECTION 1.08.  PROXIES......................................................76
SECTION 1.09.  ORGANIZATION; PROCEDURE......................................77
SECTION 1.10.  NOTICE OF STOCKHOLDER BUSINESS AND NOMINATION................77
SECTION 1.11.  INSPECTORS OF ELECTIONS......................................78
SECTION 1.12.  OPENING AND CLOSING OF POLLS.................................79
SECTION 1.13.  NO STOCKHOLDER ACTION BY WRITTEN CONSENT.....................79

ARTICLE II BOARD OF DIRECTORS
SECTION 2.01.  GENERAL POWERS...............................................79
SECTION 2.02.  NUMBER OF DIRECTORS..........................................79
SECTION 2.03.  CLASSIFIED BOARD OF DIRECTORS; ELECTION OF DIRECTORS.........79
SECTION 2.04.  THE CHAIRMAN OF THE BOARD....................................79
SECTION 2.05.  ANNUAL AND REGULAR MEETINGS..................................80
SECTION 2.06.  SPECIAL MEETINGS; NOTICE.....................................80
SECTION 2.07.  QUORUM; VOTIN................................................80
SECTION 2.08.  ADJOURNMENT..................................................80
SECTION 2.09.  ACTION WITHOUT A MEETING.....................................80
SECTION 2.10.  REGULATIONS; MANNER OF ACTING................................80
SECTION 2.11.  ACTION BY TELEPHONIC COMMUNICATIONS..........................80
SECTION 2.12.  RESIGNATIONS.................................................81
SECTION 2.13.  REMOVAL OF DIRECTORS.........................................81
SECTION 2.14.  VACANCIES AND NEWLY CREATED DIRECTORSHIPS....................81
SECTION 2.15.  COMPENSATION.................................................81
SECTION 2.16.  RELIANCE ON ACCOUNTS AND REPORTS, ETC........................81

ARTICLE III EXECUTIVE COMMITTEE AND OTHER COMMITTEES
SECTION 3.01.  EXECUTIVE COMMITTEE..........................................81
SECTION 3.02.  POWERS OF EXECUTIVE COMMITTEE................................81
SECTION 3.03.  OTHER COMMITTEES.............................................81
SECTION 3.04.  POWERS.......................................................82
SECTION 3.05.  PROCEEDINGS..................................................82
SECTION 3.06.  QUORUM AND MANNER OF ACTING..................................82
SECTION 3.07.  ACTION BY TELEPHONIC COMMUNICATIONS..........................82
SECTION 3.08.  ABSENT OR DISQUALIFIED MEMBERS...............................82
SECTION 3.09.  RESIGNATIONS.................................................82
SECTION 3.10.  REMOVAL......................................................82
SECTION 3.11.  VACANCIES....................................................82

ARTICLE IV OFFICERS
SECTION 4.01.  CHIEF EXECUTIVE OFFICER......................................83
SECTION 4.02.  SECRETARY OF THE CORPORATION.................................83
SECTION 4.03.  OTHER OFFICERS ELECTED BY BOARD OF DIRECTORS.................83
SECTION 4.04.  OTHER OFFICERS...............................................83

SECTION 4.05.  SALARIES.....................................................83
SECTION 4.06.  REMOVAL AND RESIGNATION; VACANCIES...........................83
SECTION 4.07.  AUTHORITY AND DUTIES OF OFFICERS.............................83

ARTICLE V CAPITAL STOCK
SECTION 5.01.  CERTIFICATES OF STOCK, UNCERTIFICATED SHARES.................83
SECTION 5.02.  SIGNATURES; FACSIMILE........................................84
SECTION 5.03.  LOST, STOLEN OR DESTROYED CERTIFICATES.......................84
SECTION 5.04.  TRANSFER OF STOCK............................................84
SECTION 5.05.  RECORD DATE..................................................84
SECTION 5.06.  REGISTERED STOCKHOLDERS......................................84

ARTICLE VI INDEMNIFICATION
SECTION 6.01.  NATURE OF INDEMNITY..........................................85
SECTION 6.02.  SUCCESSFUL DEFENSE...........................................85
SECTION 6.03.  DETERMINATION THAT INDEMNIFICATION IS PROPER.................85
SECTION 6.04.  ADVANCE PAYMENT OF EXPENSES..................................85
SECTION 6.05.  PROCEDURE FOR INDEMNIFICATION OF DIRECTORS AND OFFICERS......86
SECTION 6.06.  SURVIVAL; PRESERVATION OF OTHER RIGHTS.......................86
SECTION 6.07.  INSURANCE....................................................86
SECTION 6.08.  SEVERABILITY.................................................86

ARTICLE VII OFFICES
SECTION 7.01.  INITIAL REGISTERED OFFICE....................................87
SECTION 7.02.  OTHER OFFICES................................................87

ARTICLE VIII GENERAL PROVISIONS
SECTION 8.01.  DIVIDENDS....................................................87
SECTION 8.02.  RESERVES.....................................................87
SECTION 8.03.  EXECUTION OF INSTRUMENTS.....................................87
SECTION 8.04.  CORPORATE INDEBTEDNESS.......................................87
SECTION 8.05.  DISPOSITION OF FUNDS.........................................87
SECTION 8.06.  SALE, TRANSFER, ETC. OF SECURITIES...........................87
SECTION 8.07.  VOTING AS STOCKHOLDER........................................88
SECTION 8.08.  FISCAL YEAR..................................................88
SECTION 8.09.  SEAL.........................................................88
SECTION 8.10.  BOOKS AND RECORDS; INSPECTION................................88

ARTICLE IX AMENDMENT OF BY-LAWS
SECTION 9.01.  AMENDMENT....................................................88

ARTICLE X CONSTRUCTION
SECTION 10.01.  CONSTRUCTION................................................88

                         PRINCIPAL FINANCIAL GROUP, INC.
                          AMENDED AND RESTATED BY-LAWS
                           Effective February 26, 2002




                                    ARTICLE I

                                  STOCKHOLDERS

         Section 1.01. ANNUAL MEETINGS. The annual meeting of the stockholders of the Corporation for the election of Directors and for the transaction of such other business as properly may come before such meeting shall be held at such place, either within or without the State of Delaware, or, within the sole discretion of the Board of Directors, by remote electronic communication technologies and at such date and at such time, as may be fixed from time to time by resolution of the Board of Directors and set forth in the notice or waiver of notice of the meeting.

         Section 1.02. SPECIAL MEETINGS. Special meetings of the stockholders may be called at any time by the Chairman of the Board, Chief Executive Officer (or, in the event of his or her absence or disability, by the President or any Executive Vice President), or by the Board of Directors. A special meeting shall be called by the Chairman of the Board, Chief Executive Officer (or, in the event of his or her absence or disability, by the President or any Executive Vice President), or by the Secretary of the Corporation pursuant to a resolution approved by a majority of the entire Board of Directors. Such special meetings of the stockholders shall be held at such places, within or without the State of Delaware, or, within the sole discretion of the Board of Directors, by remote electronic communication technologies, as shall be specified in the respective notices or waivers of notice thereof. Any power of the stockholders of the Corporation to call a special meeting is specifically denied.

         Section 1.03.  NOTICE OF MEETINGS; WAIVER.

         (a) The Secretary of the Corporation or any Assistant Secretary shall cause written notice of the place, if any, date and hour of each meeting of the stockholders, and, in the case of a special meeting, the purpose or purposes for which such meeting is called, and the means of remote communications, if any, by which stockholders and proxyholders may be deemed to be present in person and vote at such meeting, to be given personally by mail or by electronic transmission, not fewer than ten (10) nor more than sixty (60) days prior to the meeting, to each stockholder of record entitled to vote at such meeting. If such notice is mailed, it shall be deemed to have been given personally to a stockholder when deposited in the United States mail, postage prepaid, directed to the stockholder at his or her address as it appears on the record of stockholders of the Corporation, or, if a stockholder shall have filed with the Secretary of the Corporation a written request that notices to such stockholder be mailed to some other address, then directed to such stockholder at such other address. Such further notice shall be given as may be required by law.

         (b) A written waiver of any notice of any annual or special meeting signed by the person entitled thereto, or a waiver by electronic transmission by the person entitled to notice, shall be deemed equivalent to notice. Neither the business to be transacted at, nor the purpose of, any annual or special meeting of the stockholders need be specified in a written waiver of notice. Attendance of a stockholder at a meeting of stockholders shall constitute a waiver of notice of such meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business on the ground that the meeting is not lawfully called or convened.

         (c) For notice given by electronic transmission to a stockholder to be effective, such stockholder must consent to the Corporation's giving notice by that particular form of electronic transmission. A stockholder may revoke consent to receive notice by electronic transmission by written notice to the Corporation. A stockholder's consent to notice by electronic transmission is automatically revoked if the Corporation is unable to deliver two consecutive electronic transmission notices and such inability becomes known to the Secretary of the Corporation, any Assistant Secretary, the transfer agent or other person responsible for giving notice.

         (d) Notices are deemed given (i) if by facsimile, when faxed to a number where the stockholder has consented to receive notice; (ii) if by electronic mail, when mailed electronically to an electronic mail address at which the stockholder has consented to receive such notice; (iii) if by posting on an electronic network (such as a website or chatroom) together with a separate notice to the stockholder of such specific posting, upon the later to occur of (A) such posting or (B) the giving of the separate notice of such posting; or (iv) if by any other form of electronic communication, when directed to the stockholder in the manner consented to by the stockholder.

         (e) If a stockholder meeting is to be held via electronic communications and stockholders will take action at such meeting, the notice of such meeting must: (i) specify the means of remote communications, if any, by which stockholders and proxy holders may be deemed to be present and vote at such meeting; and (ii) provide the information required to access the stockholder list. A waiver of notice may be given by electronic transmission.

         Section 1.04. QUORUM. Except as otherwise required by law or by the Certificate of Incorporation, the presence in person or by proxy of the holders of record of one-third of the shares entitled to vote at a meeting of stockholders shall constitute a quorum for the transaction of business at such meeting.

         Section 1.05. VOTING. If, pursuant to Section 5.05 of these By-Laws, a record date has been fixed, every holder of record of shares entitled to vote at a meeting of stockholders shall be entitled to one (1) vote for each share outstanding in his or her name on the books of the Corporation at the close of business on such record date. If no record date has been fixed, then every holder of record of shares entitled to vote at a meeting of stockholders shall be entitled to one (1) vote for each share of stock standing in his or her name on the books of the Corporation at the close of business on the day next preceding the day on which notice of the meeting is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. Except as otherwise required by law, the Certificate of Incorporation or these By-Laws, directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at a meeting and voting for nominees in the election of directors, and in all other matters, the affirmative vote of the majority of shares present in person or represented by proxy at a meeting and voting on the subject matter shall be the act of the stockholders.

         Section 1.06. VOTING BY BALLOT. No vote of the stockholders on an election of Directors need be taken by written ballot or by electronic transmission unless otherwise required by law. Any vote not required to be taken by ballot or by electronic transmission may be conducted in any manner approved by the Board of Directors prior to the meeting at which such vote is taken.

         Section 1.07. ADJOURNMENT. If a quorum is not present at any meeting of the stockholders, the stockholders present in person or by proxy shall have the power to adjourn any such meeting from time to time until a quorum is present. Notice of any adjourned meeting of the stockholders of the Corporation need not be given if the place, if any, date and hour thereof are announced at the meeting at which the adjournment is taken, provided, however, that if the adjournment is for more than thirty (30) days, or if after the adjournment a new record date for the adjourned meeting is fixed pursuant to Section 5.05 of these By-Laws, a notice of the adjourned meeting, conforming to the requirements of
Section 1.03 hereof, shall be given to each stockholder of record entitled to vote at such meeting. At any adjourned meeting at which a quorum is present, any business may be transacted that might have been transacted on the original date of the meeting.

         Section 1.08. PROXIES. Any stockholder entitled to vote at any meeting of the stockholders may authorize another person or persons to vote at any such meeting and express such consent or dissent for him or her by proxy. A stockholder may authorize a valid proxy by executing a written instrument signed by such stockholder, or by causing his or her signature to be affixed to such writing by any reasonable means including, but not limited to, by facsimile signature, or by transmitting or authorizing the transmission of a telegram, cablegram or other means of electronic transmission to the person designated as the holder of the proxy, a proxy solicitation firm or a like authorized agent. No such proxy shall be voted or acted upon after the expiration of three years from the date of such proxy, unless such proxy provides for a longer period. Every proxy shall be revocable at the pleasure of the stockholder executing it, except in those cases where applicable law provides that a proxy shall be irrevocable. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing with the Secretary of the Corporation either an instrument in writing revoking the proxy or another duly executed proxy bearing a later date. Proxies by telegram, cablegram or other electronic transmission must either set forth or be submitted with information from which it can be determined that the telegram, cablegram or other electronic transmission was authorized by the stockholder. Any copy, facsimile telecommunication or other reliable reproduction of a writing or transmission created pursuant to this section may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or transmission.

         Section 1.09. ORGANIZATION; PROCEDURE. At every meeting of stockholders the presiding officer shall be the Chairman of the Board or, in the event of his or her absence or disability, a presiding officer chosen by the Board of Directors. The Secretary of the Corporation, or in the event of his or her absence or disability, an Assistant Secretary, if any, or if there be no Assistant Secretary, in the absence of the Secretary of the Corporation, an appointee of the presiding officer, shall act as Secretary of the meeting. The order of business and all other matters of procedure at every meeting of stockholders may be determined by such presiding officer.

         Section 1.10.  NOTICE OF STOCKHOLDER BUSINESS AND NOMInATIONS.

         (a)  ANNUAL MEETINGS OF STOCKHOLDERS.

                  (i) Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (A) by or at the direction of the Board of Directors or the Chairman of the Board, or (B) by any stockholder of the Corporation who is entitled to vote at the meeting, who complies with the notice procedures set forth in clauses (ii) and (iii) of this paragraph and who was a stockholder of record at the time such notice is delivered to the Secretary of the Corporation.

                  (ii) For nominations or other business to be properly brought before an annual meeting by a stockholder, pursuant to clause (B) of paragraph (a)(i) of this Section 1.10, the stockholder must have given timely notice thereof in writing or by electronic transmission to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to the Secretary of the Corporation at the principal executive offices of the Corporation not fewer than ninety (90) days nor more than one hundred twenty (120) days prior to the first anniversary of the preceding year's annual meeting and in any event at least forty-five (45) days prior to the first anniversary of the date on which the registrant first mailed its proxy materials for the prior year's annual meeting of stockholders; PROVIDED, that if the date of the annual meeting is advanced by more than thirty (30) days or delayed by more than seventy (70) days from such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than one hundred twenty (120) days prior to such annual meeting and not later than the close of business on the later of the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. In no event shall the adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (A) as to each person whom the stockholder proposes to nominate for election or reelection as a Director all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), and Rule 14a-11 thereunder, or any successor provisions, including such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected; (B) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and of any beneficial owner on whose behalf the proposal is made; and (C) as to the stockholder giving the notice and any beneficial owner on whose behalf the nomination or proposal is made (1) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner and (2) the class and number of shares of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

                  (iii) Notwithstanding anything in the second sentence of paragraph (a)(ii) of this Section 1.10 to the contrary, in the event that the number of Directors to be elected to the Board of Directors of the Corporation is increased and there is no public announcement naming all of the nominees for Director or specifying the size of the increased Board of Directors made by the Corporation at least one hundred (100) days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice under this paragraph shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary of the Corporation at the principal executive offices of the Corporation not later than the close of business on the tenth day following the day on which such public announcement is first made by the Corporation.

         (b) SPECIAL MEETINGS OF STOCKHOLDERS. Only such business as shall have been brought before the special meeting of the stockholders pursuant to the Corporation's notice of meeting pursuant to Section 1.03 of these By-Laws shall be conducted at such meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which Directors are to be elected pursuant to the Corporation's notice of meeting (1) by or at the direction of the Board of Directors or (2) by any stockholder of the Corporation who is entitled to vote at the meeting, who complies with the notice procedures set forth in this Section 1.10 and who is a stockholder of record at the time such notice is delivered to the Secretary of the Corporation. Nominations by stockholders of persons for election to the Board of Directors may be made at such special meeting of stockholders if the stockholder's notice as required by paragraph (a)(ii) of this Section 1.10 shall be delivered to the Secretary of the Corporation at the principal executive offices of the Corporation not earlier than the one hundred and twentieth (120th) day prior to such special meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such special meeting or the tenth (10th) day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the adjournment of a special meeting commence a new time period for the giving of a stockholder's notice as described above.

         (c)  GENERAL.

                  (i) Only persons who are nominated in accordance with the procedures set forth in this Section 1.10 shall be eligible to serve as Directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this Section 1.10. Except as otherwise provided by law, the Certificate of Incorporation or these By-Laws, the Chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Section 1.10 and, if any proposed nomination or business is not in compliance with this Section 1.10, to declare that such defective proposal or nomination shall be disregarded.

                  (ii) For purposes of this Section 1.10, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14, or 15(d) of the Exchange Act.

                  (iii) Notwithstanding the foregoing provisions of this Section 1.10, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section 1.10. Nothing in this
         Section 1.10 shall be deemed to affect any rights (A) of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act, or (B) of the holders of any series of Preferred Stock, if any, to elect Directors if so provided under any applicable Preferred Stock Certificate of Designation (as defined in the Certificate of Incorporation).

         Section 1.11. INSPECTORS OF ELECTIONS. Preceding any meeting of the stockholders, the Board of Directors shall appoint one (1) or more persons to act as Inspectors of Elections, and may designate one (1) or more alternate inspectors. In the event no inspector or alternate is able to act, the person presiding at the meeting shall appoint one (1) or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of the duties of an inspector, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector shall:

        (a) ascertain the number of shares outstanding and the voting power of each;

        (b) determine the shares represented at a meeting and the validity of proxies and ballots;

        (c) specify the information relied upon to determine the validity of electronic transmissions in accordance with Section 1.08 hereof;

        (d)  count all votes and ballots;

        (e) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors; and

        (f) certify his or her determination of the number of shares represented at the meeting, and his or her count of all votes and ballots;

        (g) appoint or retain other persons or entities to assist in the performance of the duties of inspector; and

        (h) when determining the shares represented and the validity of proxies and ballots, be limited to an examination of the proxies, any envelopes submitted with those proxies, any information provided in accordance with Section 1.08 of these By-Laws, ballots and the regular books and records of the Corporation. The inspector may consider other reliable information for the limited purpose of reconciling proxies and ballots submitted by or on behalf of banks, brokers or their nominees or a similar person which represent more votes than the holder of a proxy is authorized by the record owner to cast or more votes than the stockholder holds of record. If the inspector considers other reliable information as outlined in this section, the inspector, at the time of his or her certification pursuant to paragraph
             (f) of this section, shall specify the precise information considered, the person or persons from whom the information was obtained, when this information was obtained, the means by which the information was obtained, and the basis for the inspector's belief that such information is accurate and reliable.

         Section 1.12. OPENING AND CLOSING OF POLLS. The date and time for the opening and the closing of the polls for each matter to be voted upon at a stockholder meeting shall be announced at the meeting. The inspector shall be prohibited from accepting any ballots, proxies or votes or any revocations thereof or changes thereto after the closing of the polls, unless the Court of Chancery upon application by a stockholder shall determine otherwise.

         Section 1.13. NO STOCKHOLDER ACTION BY WRITTEN CONSENT. Effective as of the time the Common Stock shall be registered pursuant to the provisions of the Exchange Act, any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of the stockholders of the Corporation, and the ability of the stockholders to consent in writing to the taking of any action is specifically denied.

                                   ARTICLE II

                               BOARD OF DIRECTORS

         Section 2.01. GENERAL POWERS. Except as may otherwise be provided by law, the Certificate of Incorporation or these By-Laws, the property, affairs and business of the Corporation shall be managed by or under the direction of the Board of Directors and the Board of Directors may exercise all the powers of the Corporation.

         Section 2.02. NUMBER OF DIRECTORS. Subject to the rights of the holders of any class or series of Preferred Stock, if any, the number of Directors shall be fixed from time to time exclusively pursuant to a resolution adopted by a majority of the entire Board of Directors; provided, however, that the Board of Directors shall at no time consist of fewer than three (3) Directors.

         Section 2.03. CLASSIFIED BOARD OF DIRECTORS; ELECTION OF DIRECTORS. The Directors of the Corporation, subject to the rights of the holders of shares of any class or series of Preferred Stock, shall be classified with respect to the time for which they severally hold office, into three (3) classes, as nearly equal in number as possible, one class ("CLASS I") whose initial term expires at the 2002 annual meeting of stockholders, another class ("CLASS II") whose initial term expires at the 2003 annual meeting of stockholders, and another class ("CLASS III") whose initial term expires at the 2004 annual meeting of stockholders, with each class to hold office until its successors are elected and qualified. Except as otherwise provided in Sections 2.12 and 2.13 of these By-Laws, at each annual meeting of stockholders of the Corporation, and subject to the rights of the holders of shares of any class or series of Preferred Stock, the successors of the class of Directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

         Section 2.04. THE CHAIRMAN OF THE BOARD. The Directors shall elect from among the members of the Board a "Chairman of the Board". The Chairman of the Board shall be an deemed an officer of the Corporation and shall have such duties and powers as set forth in these By-Laws or as shall otherwise be conferred upon the Chairman of the Board from time to time by the Board of Directors. The Chairman of the Board shall, if present, preside over all meetings of the Stockholders and of the Board of Directors. The Board of Directors shall by resolution establish a procedure to provide for an acting Chairman of the Board in the event the current Chairman of the Board is unable to serve or act in that capacity.

         Section 2.05. ANNUAL AND REGULAR MEETINGS. The annual meeting of the Board of Directors for the purpose of electing officers and for the transaction of such other business as may come before the meeting shall be held as soon as reasonably practicable following adjournment of the annual meeting of the stockholders at the place of such annual meeting of the stockholders. Notice of such annual meeting of the Board of Directors need not be given. The Board of Directors from time to time may by resolution provide for the holding of regular meetings and fix the place (which may be within or without the State of Delaware) and the date and hour of such meetings. Notice of regular meetings need not be given, provided, however, that if the Board of Directors shall fix or change the time or place of any regular meeting, notice of such action shall be mailed promptly, or sent by telephone, including a voice messaging system or other system or technology designed to record and communicate messages, telegraph, facsimile, electronic mail or other electronic means, to each Director who shall not have been present at the meeting at which such action was taken, addressed to him or her at his or her usual place of business, or shall be delivered to him or her personally. Notice of such action need not be given to any Director who attends the first regular meeting after such action is taken without protesting the lack of notice to him or her, prior to or at the commencement of such meeting, or to any Director who submits a signed waiver of notice, whether before or after such meeting.

         Section 2.06. SPECIAL MEETINGS; NOTICE. Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, Chief Executive Officer (or, in the event of his or her absence or disability, by the President or any Executive Vice President), or by the Board of Directors, at such place (within or without the State of Delaware), date and hour as may be specified in the respective notices or waivers of notice of such meetings. Special meetings of the Board of Directors also may be held whenever called pursuant to a resolution approved by a majority of the entire Board of Directors. Special meetings of the Board of Directors may be called on twenty-four (24) hours' notice, if notice is given to each Director personally or by telephone, including a voice messaging system, or other system or technology designed to record and communicate messages, telegraph, facsimile, electronic mail or other electronic means, or on five (5) days' notice, if notice is mailed to each Director, addressed to him or her at his or her usual place of business or to such other address as any Director may request by notice to the Secretary. Notice of any special meeting need not be given to any Director who attends such meeting without protesting the lack of notice to him or her, prior to or at the commencement of such meeting, or to any Director who submits a signed waiver of notice, whether before or after such meeting, and any business may be transacted thereat.

         Section 2.07. QUORUM; VOTING. At all meetings of the Board of Directors, the presence of at least a majority of the total authorized number of Directors shall constitute a quorum for the transaction of business. Except as otherwise required by law, the vote of at least a majority of the Directors present at any meeting at which a quorum is present shall be the act of the Board of Directors.

         Section 2.08. ADJOURNMENT. A majority of the Directors present, whether or not a quorum is present, may adjourn any meeting of the Board of Directors to another time or place. No notice need be given of any adjourned meeting unless the time and place of the adjourned meeting are not announced at the time of adjournment, in which case notice conforming to the requirements of Section 2.05 of these By-Laws shall be given to each Director.

         Section 2.09. ACTION WITHOUT A MEETING. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if all members of the Board of Directors consent thereto in writing or by electronic transmission, and such writing, writings or electronic transmission or transmissions are filed with the minutes of proceedings of the Board of Directors. Such filing shall be in paper form if the minutes are maintained in paper form and shall be in electronic form if the minutes are maintained in electronic form.

         Section 2.10. REGULATIONS; MANNER OF ACTING. To the extent consistent with applicable law, the Certificate of Incorporation and these By-Laws, the Board of Directors may adopt by resolution such rules and regulations for the conduct of meetings of the Board of Directors and for the management of the property, affairs and business of the Corporation as the Board of Directors may deem appropriate. The Directors shall act only as a Board of Directors and the individual Directors shall have no power in their individual capacities unless expressly authorized by the Board of Directors.

         Section 2.11. ACTION BY TELEPHONIC COMMUNICATIONS. Members of the Board of Directors may participate in a meeting of the Board of Directors by means of conference telephone or other communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

         Section 2.12. RESIGNATIONS. Any Director may resign at any time by submitting an electronic transmission or by delivering a written notice of resignation, signed by such Director, to the Chairman of the Board or the Secretary. Unless otherwise specified therein, such resignation shall take effect upon delivery.

         Section 2.13. REMOVAL OF DIRECTORS. Subject to the rights of the holders of any class or series of Preferred Stock, if any, to elect additional Directors under specified circumstances, any Director may be removed at any time, but only for cause, upon the affirmative vote of the holders of a majority of the combined voting power of the then outstanding stock of the Corporation entitled to vote generally in the election of Directors. Any vacancy in the Board of Directors caused by any such removal may be filled at such meeting by the stockholders entitled to vote for the election of the Director so removed. If such stockholders do not fill such vacancy at such meeting, such vacancy may be filled in the manner provided in Section 2.14 of these By-Laws.

         Section 2.14. VACANCIES AND NEWLY CREATED DIRECTORSHIPS. Subject to the rights of the holders of any class or series of Preferred Stock, if any, to elect additional Directors under specified circumstances, and except as provided in Section 2.13, if any vacancies shall occur in the Board of Directors, by reason of death, resignation, removal or otherwise, or if the authorized number of Directors shall be increased, the Directors then in office shall continue to act, and such vacancies and newly created Directorships may be filled by a majority of the Directors then in office, although less than a quorum. Any Director filling a vacancy shall be of the same class as that of the Director whose death, resignation, removal or other event caused the vacancy, and any Director filling a newly created Directorship shall be of the class specified by the Board of Directors at the time the newly created Directorships were created. A Director elected to fill a vacancy or a newly created Directorship shall hold office until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal.

         Section 2.15. COMPENSATION. The amount, if any, which each Director shall be entitled to receive as compensation for such Director's services as such shall be fixed from time to time by resolution of the Board of Directors.

         Section 2.16. RELIANCE ON ACCOUNTS AND REPORTS, ETC. A Director, or a member of any committee designated by the Board of Directors shall, in the performance of such Director's or member's duties, be fully protected in relying in good faith upon the records of the Corporation and upon information, opinions, reports or statements presented to the Corporation by any of the Corporation's officers or employees, or committees designated by the Board of Directors, or by any other person as to the matters the Director or the member reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Corporation.

                                   ARTICLE III

                    EXECUTIVE COMMITTEE AND OTHER COMMITTEES

         Section 3.01. EXECUTIVE COMMITTEE. The Board of Directors shall appoint an Executive Committee consisting of five (5) Directors. Members of the Executive Committee shall be appointed by and serve at the pleasure of the Board of Directors. The Chairman of the Board shall be a member of the Executive Committee and shall, if present, preside at each meeting of the Executive Committee. The Chief Executive Officer, if different than the Chairman of the Board, shall be a member of the Executive Committee and in the event of an absence or vacancy in the office of the Chairman of the Board, shall preside at meetings of the Executive Committee. If the Chairman of the Board is also the Chief Executive Officer, any other member of the Executive Committee, as determined by the members of the Executive Committee present, shall preside at a meeting of the Executive Committee in the absence of the Chairman of the Board. The Secretary shall act as secretary of the Executive Committee and shall keep a record of all proceedings of the Executive Committee. A majority of the members of the Executive Committee shall constitute a quorum.

         Section 3.02. POWERS OF EXECUTIVE COMMITTEE. The Executive Committee shall have and, to the extent permitted by law, may exercise all of the powers of the Board of Directors in the management and affairs of the Corporation except when the Board of Directors is in session.

         Section 3.03. OTHER COMMITTEES. The Board of Directors, by resolution adopted by the affirmative vote of a majority of Directors then in office, may establish one (1) or more other committees of the Board of Directors, each committee to consist of such number of Directors as from time to time may be fixed by the Board of Directors. Any such committee shall serve at the pleasure of the Board of Directors. Each such committee shall have the powers and duties delegated to it by the Board of Directors, subject to the limitations set forth in applicable Delaware law. The Board of Directors may elect one or more of its members as alternate members of any such committee who may take the place of any absent member or members at any meeting of such committee, upon request of the Chairman of the Board or the Chairman of such committee.

         Section 3.04. POWERS. Each committee, except as otherwise provided in this section, shall have and may exercise such powers of the Board of Directors as may be provided by resolution or resolutions of the Board of Directors. Neither the Executive Committee nor any other committee shall have the power or authority:

to approve or adopt, or recommend to the stockholders, any action or matter expressly required by the General Corporation Law to be submitted to the stockholders for approval; or to adopt, amend or repeal the By-Laws of the Corporation.

         Section 3.05. PROCEEDINGS. Each such committee may fix its own rules of procedure and may meet at such place (within or without the State of Delaware), at such time and upon such notice, if any, as it shall determine from time to time. Each such committee shall keep minutes of its proceedings and shall report such proceedings to the Board of Directors at the meeting of the Board of Directors next following any such proceedings.

         Section 3.06. QUORUM AND MANNER OF ACTING. Except as may be otherwise provided in the resolution creating such committee, at all meetings of any committee, the presence of members (or alternate members) constituting a majority of the total authorized membership of such committee shall constitute a quorum for the transaction of business. The act of the majority of the members present at any meeting at which a quorum is present shall be the act of such committee. Any action required or permitted to be taken at any meeting of any such committee may be taken without a meeting, if all members of such committee shall consent to such action in writing or by electronic transmission and such writing, writings or electronic transmission or transmissions are filed with the minutes of the proceedings of the committee. Such filing shall be in paper form if the minutes are in paper form and shall be in electronic form if the minutes are maintained in electronic form. The members of any such committee shall act only as a committee, and the individual members of such committee shall have no power in their individual capacities unless expressly authorized by the Board of Directors.

         Section 3.07. ACTION BY TELEPHONIC COMMUNICATIONS. Unless otherwise provided by the Board of Directors, members of any committee may participate in a meeting of such committee by means of conference telephone or other communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

         Section 3.08. ABSENT OR DISQUALIFIED MEMBERS. In the absence or disqualification of a member of any committee, if no alternate member is present to act in his or her stead, the member or members thereof present at any meeting and not disqualified from voting, whether or not he, she or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

         Section 3.09. RESIGNATIONS. Any member (and any alternate member) of any committee may resign at any time by delivering a written notice of resignation, signed by such member, to the Board of Directors or the Chairman of the Board. Unless otherwise specified therein, such resignation shall take effect upon delivery.

         Section 3.10. REMOVAL. Any member (and any alternate member) of any committee may be removed at any time, either for or without cause, by resolution adopted by a majority of the whole Board of Directors.

         Section 3.11. VACANCIES. If any vacancy shall occur in any committee, by reason of disqualification, death, resignation, removal or otherwise, the remaining members (and any alternate members) shall continue to act, and any such vacancy may be filled by the Board of Directors.

                                   ARTICLE IV

                                    OFFICERS

         Section 4.01. CHIEF EXECUTIVE OFFICER. The Board of Directors shall elect a Chief Executive Officer to serve at the pleasure of the Board of Directors who shall (a) supervise the carrying out of policies adopted or approved by the Board of Directors, (b) exercise a general supervision and superintendence over all the business and affairs of the Corporation, and (c) possess such other powers and perform such other duties as may be assigned to him or her by these By-Laws, as may from time to time be assigned by the Board of Directors and as may be incident to the office of Chief Executive Officer.

         Section 4.02. SECRETARY OF THE CORPORATION. The Board of Directors shall appoint a Secretary of the Corporation to serve at the pleasure of the Board of Directors. The Secretary of the Corporation shall (a) keep minutes of all meetings of the stockholders and of the Board of Directors, (b) authenticate records of the Corporation and (c) in general, have such powers and perform such other duties as may be assigned to him or her by these By-Laws, as may from time to time be assigned to him or her by the Board of Directors or the Chief Executive Officer and as may be incident to the office of Secretary of the Corporation.

         Section 4.03. OTHER OFFICERS ELECTED BY BOARD OF DIRECTORS. At any meeting of the Board of Directors, the Board of Directors may elect a President, Vice Presidents, a Chief Financial Officer, a Treasurer, Assistant Treasurers, Assistant Secretaries, or such other officers of the Corporation as the Board of Directors may deem necessary, to serve at the pleasure of the Board of Directors. Other officers elected by the Board of Directors shall have such powers and perform such duties as may be assigned to such officers by or pursuant to authorization of the Board of Directors or by the Chief Executive Officer.

         Section 4.04. OTHER OFFICERS. The Board of Directors may authorize the Corporation to elect or appoint other officers, each of whom shall serve at the pleasure of the Corporation. Officers elected or appointed by the Corporation shall have such powers and perform such duties as may be assigned to them by the Corporation.

         Section 4.05. SALARIES. The salaries of all officers and agents of the Corporation shall be fixed by or pursuant to authorization of the Board of Directors.

         Section 4.06. REMOVAL AND RESIGNATION; VACANCIES. Any officer may be removed for or without cause at any time by the Board of Directors. Any officer may resign at any time by delivering a written notice of resignation, signed by such officer, to the Board of Directors or the Chief Executive Officer. Unless otherwise specified therein, such resignation shall take effect upon delivery. Any vacancy occurring in any office of the Corporation by death, resignation, removal or otherwise, shall be filled by or pursuant to authorization of the Board of Directors.

         Section 4.07. AUTHORITY AND DUTIES OF OFFICERS. The officers of the Corporation shall have such authority and shall exercise such powers and perform such duties as may be specified in these By-Laws, except that in any event each officer shall exercise such powers and perform such duties as may be required by law.

                                    ARTICLE V

                                  CAPITAL STOCK

         Section 5.01. CERTIFICATES OF STOCK, UNCERTIFICATED SHARES. The shares of the Corporation shall be represented by certificates, provided that the Board of Directors may provide by resolution or resolutions that some or all of any or all classes or series of the stock of the Corporation shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until each such certificate is surrendered to the Corporation. Notwithstanding the adoption of such a resolution by the Board of Directors, every holder of stock in the Corporation represented by certificates and upon request every holder of uncertificated shares shall be entitled to have a certificate signed by, or in the name of, the Corporation, by the Chairman of the Board, the Chief Executive Officer or the President, and by the Chief Financial Officer, the Treasurer or an Assistant Treasurer, or the Secretary of the Corporation or an Assistant Secretary, representing the number of shares registered in certificate form. Such certificate shall be in such form as the Board of Directors may determine, to the extent consistent with applicable law, the Certificate of Incorporation and these By-Laws.

         Section 5.02. SIGNATURES; FACSIMILE. All signatures on the certificate referred to in Section 5.01 of these By-Laws may be in facsimile, engraved or printed form, to the extent permitted by law. In case any officer, transfer agent or registrar who has signed, or whose facsimile, engraved or printed signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue.

         Section 5.03. LOST, STOLEN OR DESTROYED CERTIFICATES. The Board of Directors may direct that a new certificate be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon delivery to the Corporation of an affidavit of the owner or owners of such certificate, setting forth such allegation. The Corporation may require the owner of such lost, stolen or destroyed certificate, or his or her legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of any such new certificate.

         Section 5.04. TRANSFER OF STOCK. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares, duly endorsed or accompanied by appropriate evidence of succession, assignment or authority to transfer, the Corporation shall issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books. Within a reasonable time after the transfer of uncertificated stock, the Corporation shall send to the registered owner thereof a written notice containing the information required to be set forth or stated on certificates pursuant to the laws of the General Corporation Law of the State of Delaware. Subject to the provisions of the Certificate of Incorporation and these By-Laws, the Board of Directors may prescribe such additional rules and regulations as it may deem appropriate relating to the issue, transfer and registration of shares of the Corporation.

         Section 5.05. RECORD DATE. In order to determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix, in advance, a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted by the Board of Directors, and which shall not be more than sixty (60) nor fewer than ten (10) days before the date of such meeting. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting, provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights of the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty (60) days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

         Section 5.06. REGISTERED STOCKHOLDERS. Prior to due surrender of a certificate for registration of transfer, the Corporation may treat the registered owner as the person exclusively entitled to receive dividends and other distributions, to vote, to receive notice and otherwise to exercise all the rights and powers of the owner of the shares represented by such certificate, and the Corporation shall not be bound to recognize any equitable or legal claim to or interest in such shares on the part of any other person, whether or not the Corporation shall have notice of such claim or interests. Whenever any transfer of shares shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of the transfer if, when the certificates are presented to the Corporation for transfer or uncertificated shares are requested to be transferred, both the transferor and transferee request the Corporation to do so.

         Section 5.07. TRANSFER AGENT AND REGISTRAR. The Board of Directors may appoint one (1) or more transfer agents and one (1) or more registrars, and may require all certificates representing shares to bear the signature of any such transfer agents or registrars.

                                   SECTION VI

                                 INDEMNIFICATION

         Section 6.01. NATURE OF INDEMNITY. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (a "Proceeding"), whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was or has agreed to become a Director or officer of the Corporation, or is or was serving or has agreed to serve at the request of the Corporation as a Director or officer, of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, and may indemnify any person who was or is a party or is threatened to be made a party to such a Proceeding by reason of the fact that he or she is or was or has agreed to become an employee or agent of the Corporation, or is or was serving or has agreed to serve at the request of the Corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her or on his or her behalf in connection with such Proceeding and any appeal therefrom, if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal Proceeding, had no reasonable cause to believe his or her conduct was unlawful; except that in the case of a Proceeding by or in the right of the Corporation to procure a judgment in its favor (1) such indemnification shall be limited to expenses (including attorneys' fees) actually and reasonably incurred by such person in the defense or settlement of such Proceeding, and (2) no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Delaware Court of Chancery or the court in which such Proceeding was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Delaware Court of Chancery or such other court shall deem proper. Notwithstanding the foregoing, but subject to Section 6.05 of these By-Laws, the Corporation shall not be obligated to indemnify a Director or officer of the Corporation in respect of a Proceeding (or part thereof) instituted by such Director or officer, unless such Proceeding (or part thereof) has been authorized by the Board of Directors.

The termination of any Proceeding by judgment, order settlement, conviction, or upon a plea of NOLO CONTENDERE or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal Proceeding, had reasonable cause to believe that his or her conduct was unlawful.

         Section 6.02. SUCCESSFUL DEFENSE. To the extent that a present or former Director or officer of the Corporation has been successful on the merits or otherwise in defense of any Proceeding referred to in Section 6.01 hereof or in defense of any claim, issue or matter therein, such person shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by such person in connection therewith.

         Section 6.03. DETERMINATION THAT INDEMNIFICATION IS PROPER. Any indemnification of a present or former Director or officer of the Corporation under Section 6.01 hereof (unless ordered by a court) shall be made by the Corporation unless a determination is made that indemnification of the present or former Director or officer is not proper in the circumstances because he or she has not met the applicable standard of conduct set forth in Section 6.01 hereof. Any indemnification of a present or former employee or agent of the Corporation under Section 6.01 hereof (unless ordered by a court) may be made by the Corporation upon a determination that indemnification of the present or former employee or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Section 6.01 hereof. Any such determination shall be made, with respect to a person who is a Director or officer at the time of such determination, (1) by a majority vote of the Directors who are not parties to such Proceeding, even though less than a quorum, or (2) by a committee of such Directors designated by majority vote of such Directors, even though less than a quorum, or (3) if there are no such Directors, or if such Directors so direct, by independent legal counsel in a written opinion, or (4) by the stockholders.

         Section 6.04. ADVANCE PAYMENT OF EXPENSES. Expenses (including attorneys' fees) incurred by a Director or officer in defending any civil, criminal, administrative or investigative Proceeding shall be paid by the Corporation in advance of the final disposition of such Proceeding upon receipt of an undertaking by or on behalf of the Director or officer to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation as authorized in this Article. Such expenses (including attorneys' fees) incurred by former Directors and officers or other employees and agents may be so paid upon such terms and conditions, if any, as the Corporation deems appropriate. The Board of Directors may authorize the

Corporation's counsel to represent such Director, officer, employee or agent in any Proceeding, whether or not the Corporation is a party to such Proceeding.

         Section 6.05. PROCEDURE FOR INDEMNIFICATION OF DIRECTORS AND OFFICERS. Any indemnification of a Director or officer of the Corporation under Sections
6.01 and 6.02, or advance of costs, charges and expenses to a Director or officer under Section 6.04 of these By-Laws, shall be made promptly, and in any event within thirty (30) days, upon the written request of the Director or officer. If a determination by the Corporation that the Director or officer is entitled to indemnification pursuant to this Article VI is required, and the Corporation fails to respond within thirty (30) days to a written request for indemnity, the Corporation shall be deemed to have approved such request. If the Corporation denies a written request for indemnity or advancement of expenses, in whole or in part, or if payment in full pursuant to such request is not made within thirty (30) days, the right to indemnification or advances as granted by this Article VI shall be enforceable by the Director or officer in any court of competent jurisdiction. Such person's costs and expenses incurred in connection with successfully establishing his or her right to indemnification, in whole or in part, in any such Proceeding shall also be indemnified by the Corporation. It shall be a defense to any such Proceeding (other than an action brought to enforce a claim for the advance of costs, charges and expenses under Section
6.04 of these By-Laws where the required undertaking, if any, has been received by the Corporation) that the claimant has not met the standard of conduct set forth in Section 6.01 of these By-Laws, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, its independent legal counsel, and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in Section 6.01 of these By-Laws, nor the fact that there has been an actual determination by the Corporation (including its Board of Directors, its independent legal counsel, and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

         Section 6.06. SURVIVAL; PRESERVATION OF OTHER RIGHTS. The foregoing indemnification provisions shall be deemed to be a contract between the Corporation and each Director, officer, employee and agent who serves in any such capacity at any time while these provisions as well as the relevant provisions of the Delaware General Corporation Law are in effect and any repeal or modification thereof shall not affect any right or obligation then existing with respect to any state of facts then or previously existing or any Proceeding previously or thereafter brought or threatened based in whole or in part upon any such state of facts. Such a "contract right" may not be modified retroactively without the consent of such Director, officer, employee or agent.

The indemnification provided by this Article VI shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any by-law, agreement, vote of stockholders or disinterested Directors or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a Director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

         Section 6.07. INSURANCE. The Corporation may purchase and maintain insurance on behalf of any person who is or was or has agreed to become a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a Director or officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person or on such person's behalf in any such capacity, or arising out of such person's status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of this Article VI.

         Section 6.08. SEVERABILITY. If this Article VI or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify each Director or officer and may indemnify each employee or agent of the Corporation as to costs, charges and expenses (including attorneys' fees), judgments, fines and amounts paid in settlement with respect to a Proceeding, whether civil, criminal, administrative or investigative, including a Proceeding by or in the right of the Corporation, to the fullest extent permitted by any applicable portion of this Article VI that shall not have been invalidated and to the fullest extent permitted by applicable law.

                                   SECTION VII

                                     OFFICES

         Section 7.01. INITIAL REGISTERED OFFICE. The initial registered office of the Corporation in the State of Delaware shall be located at Corporation Trust Center, 1209 N. Orange Street in the City of Wilmington, County of New Castle.

         Section 7.02. OTHER OFFICES. The Corporation may maintain offices or places of business at such other locations within or without the State of Delaware as the Board of Directors may from time to time determine or as the business of the Corporation may require.

                                  SECTION VIII

                               GENERAL PROVISIONS

         Section 8.01. DIVIDENDS. Subject to any applicable provisions of law and the Certificate of Incorporation, dividends upon the shares of the Corporation may be declared by the Board of Directors at any regular or special meeting of the Board of Directors and any such dividend may be paid in cash, property, or shares of the Corporation's capital stock.

A member of the Board of Directors, or a member of any committee designated by the Board of Directors shall be fully protected in relying in good faith upon the records of the Corporation and upon such information, opinions, reports or statements presented to the Corporation by any of its officers or employees, or committees of the Board of Directors, or by any other person as to matters the Director reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Corporation, as to the value and amount of the assets, liabilities and/or net profits of the Corporation, or any other facts pertinent to the existence and amount of surplus or other funds from which dividends might properly be declared and paid.

         Section 8.02. RESERVES. There may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, thinks proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation or for such other purpose as the Board of Directors shall think conducive to the interest of the Corporation, and the Board of Directors may similarly modify or abolish any such reserve.

         Section 8.03. EXECUTION OF INSTRUMENTS. The Board of Directors may authorize, or provide for the authorization of, officers, employees or agents to enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation. Any such authorization must be in writing or by electronic transmission and may be general or limited to specific contracts or instruments.

         Section 8.04. CORPORATE INDEBTEDNESS. No loan shall be contracted on behalf of the Corporation, and no evidence of indebtedness shall be issued in its name, unless authorized by the Board of Directors. Such authorization may be general or confined to specific instances. Loans so authorized may be effected at any time for the Corporation from any bank, trust company or other institution, or from any firm, corporation or individual. All bonds, debentures, notes and other obligations or evidences of indebtedness of the Corporation issued for such loans shall be made, executed and delivered as the Board of Directors shall authorize. When so authorized by the Board of Directors, any part of or all the properties, including contract rights, assets, business or good will of the Corporation, whether then owned or thereafter acquired, may be mortgaged, pledged, hypothecated or conveyed or assigned in trust as security for the payment of such bonds, debentures, notes and other obligations or evidences of indebtedness of the Corporation, and of the interest thereon, by instruments executed and delivered in the name of the Corporation.

         Section 8.05. DISPOSITION OF FUNDS. The funds of the Corporation shall be paid out, transferred or otherwise disposed of only in such manner and under such controls as may be authorized by resolution of the Board of Directors or as may be authorized by such officers of the Corporation as the Board of Directors designates.

         Section 8.06. SALE, TRANSFER, ETC. OF SECURITIES. To the extent authorized by the Board of Directors or by the Chief Executive Officer, the President, any Vice President, the Secretary of the Corporation, the Chief

Financial Officer or the Treasurer or any other officers designated by the Board of Directors or the Chief Executive Officer may sell, transfer, endorse, and assign any shares of stock, bonds or other securities owned by or held in the name of the Corporation, and may make, execute and deliver in the name of the Corporation, under its corporate seal, any instruments that may be appropriate to effect any such sale, transfer, endorsement or assignment.

         Section 8.07. VOTING AS STOCKHOLDER. Unless otherwise determined by resolution of the Board of Directors, the Chief Executive Officer, the President, any Executive Vice President or any Senior Vice President shall have full power and authority on behalf of the Corporation to attend any meeting of stockholders of any corporation in which the Corporation may hold stock, and to act, vote (or execute proxies to vote) and exercise in person or by proxy all other rights, powers and privileges incident to the ownership of such stock. Such officers acting on behalf of the Corporation shall have full power and authority to execute any instrument expressing consent to or dissent from any action of any such corporation without a meeting. The Board of Directors may by resolution from time to time confer such power and authority upon any other person or persons.

         Section 8.08. FISCAL YEAR. The fiscal year of the Corporation shall commence on the first day of January of each year (except for the Corporation's first fiscal year which shall commence on the date of incorporation) and shall terminate in each case on December 31.

         Section 8.09. SEAL. The seal of the Corporation shall be in such form as the Board of Directors may from time to time determine and shall contain the name of the Corporation, the year of its incorporation and the words "Corporate Seal" and "Delaware". The form of such seal shall be subject to alteration by the Board of Directors. The seal may be used by causing it or a facsimile thereof to be impressed, affixed or reproduced, or may be used in any other lawful manner.

         Section 8.10. BOOKS AND RECORDS; INSPECTION. Except to the extent otherwise required by law, the books and records of the Corporation shall be kept at such place or places within or without the State of Delaware as may be determined from time to time by the Board of Directors.

                                   ARTICLE IX

                              AMENDMENT OF BY-LAWS

         Section 9.01. AMENDMENT. These By-Laws may be amended, altered or repealed:

         (a) by resolution adopted by a majority of the Board of Directors at any special or regular meeting of the Board of Directors if, in the case of such special meeting only, notice of such amendment, alteration or repeal is contained in the notice or waiver of notice of such meeting; or at any regular or special meeting of the stockholders upon the affirmative vote of the holders of three-fourths (3/4) or more of the combined voting power of the outstanding shares of the Corporation entitled to vote generally in the election of Directors if, in the case of such special meeting only, notice of such amendment, alteration or repeal is contained in the notice or waiver of notice of such meeting.

                                    ARTICLE X

                                  CONSTRUCTION

         Section 10.01. CONSTRUCTION. In the event of any conflict between the provisions of these By-Laws as in effect from time to time and the provisions of the Certificate of Incorporation of the Corporation as in effect from time to time, the provisions of such Certificate of Incorporation shall be controlling.

                                                                Exhibit 10.11
BY OVERNIGHT MAIL


March 14, 2002

James McCaughan
721 5th Avenue, #53B
New York, NY  10022


Dear Mr. McCaughan:

It is with great pleasure that I offer you the position of Executive Vice President and Global Head of Asset Management of Principal Life Insurance Company and President and Chief Executive Officer of Principal Capital Management, LLC, beginning on April 1, 2002. This offer is contingent on finalizing reference checks and obtaining the necessary corporate approvals, which we expect to finalize no later than March 15, 2002. We are also making this offer with the assumption that you have no non-competition agreement or other arrangements with Credit Suisse Asset Management that would interfere with your responsibilities with Principal.

As Executive Vice President, you will report to Barry Griswell, Chairman, President and Chief Executive Officer, and will receive a compensation package consisting of cash compensation, stock options and full participation in the benefits available to an Executive Vice President of Principal.

I.   ANNUAL CASH COMPENSATION

A.   BASE COMPENSATION. Your annual base compensation will be $500,000.

B. ANNUAL BONUS. Your annual bonus will be 250% of your base compensation. You will participate in Principal's Annual Incentive Pay Plan ("PrinPay"), as though you had started employment as of January 1, 2002. Bonus amounts are based on the Company meeting specified financial and customer service objectives, as well as your individual performance.

C. LONG TERM BONUS. You will also participate in the Principal's Long Term Performance Plan effective as of January 1, 2002, with a target bonus of 250%. This includes two components: Fifty percent of this award is a performance plan based on three year cycles with cumulative earnings and return on average equity and company stock price driving the value of the pay out. The second component of your long-term compensation bonus (200%) will include stock options granted at fair market value with a three-year ratable vesting schedule and ten-year term.

     Annual grants for both of these plans may be influenced by individual performance, however, as a stated above, your target is 250% of base salary.


D. MINIMUM GUARANTEE. Your annual bonus and long term bonus grant for 2002 will be guaranteed at 100% of target, and for 2003 your annual bonus and long term bonus grant will be guaranteed at 80% of target.

II.  SEVERANCE.


A. Although you are an at-will employee, if you are terminated by the Company without cause prior to March 31, 2004, Principal will pay you the base salary and guaranteed annual bonus you would have received through March 31, 2004 had you not been terminated, in exchange for a release of all claims against the Company in a form substantially similar to Exhibit A of the Principal Financial Group, Inc. Change of Control Employment Agreement between Principal Financial Group, Inc., Principal Life Insurance Company and you dated March 15, 2002 ("COC Agreement").

B. If you are terminated after March 31, 2004, without "Cause", as that term is defined in the COC Agreement, you will be paid (i) one year's base compensation and one year's annual bonus at target, and (ii) all other accrued entitlements, in accordance with the terms of the relevant plan, in exchange for a release of all claims against the Company in a form substantially similar to Exhibit A of the COC Agreement, and the provisions of Section 8.2 of the COC Agreement will apply to you for a period of six months, if the severance referred to in this sentence is paid. Except as set forth in this letter, the provisions of Section 8.2 (y) will not apply to you.

II. CHANGE OF CONTROL. As an Executive Vice President of Principal, you will be expected to sign the enclosed Change of Control Employment Agreement. Please note that this agreement contains Confidentiality and Non-Competition provisions.

III. BENEFITS. In addition to generous health insurance benefits, we offer an executive benefits package. Information is included about the major benefits and the package includes:

A. Life insurance, dental and vision insurance and long-term disability insurance. Any eligibility waiting period for these benefits will be waived. You will also have the opportunity to purchase Group Universal life insurance and property and casualty insurance.

B.   A non-contributory defined benefit pension plan (cash balance plan).

C. A defined contribution (401(k)) plan, with an employer match feature and attractive investment choices.

D.   Non-qualified plans designed to protect executives from government limits.

E. Access to a financial planner. Principal will pay for up to $10,000 of planning through AMG or Deloitte and Touche in your first year of employment, and up to $7500 in subsequent years.

F. Additional fringe benefits, including membership in a private club in downtown Des Moines with dining facilities.

G. You will have eighty hours of Paid Time Off ("PTO") at the outset of your employment, and will then accrue eight additional PTO hours per biweekly pay period.

We very much want you to join our team, and would appreciate receiving your answer by March 15. Please call me should you have any questions.

Sincerely,



Jim DeVries
Vice President - Human Resources



Agreed to by:

/s/ James McCaughan         March 15, 2002
-------------------         --------------
James McCaughan             Date