Form 10-Q
period 2002-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2002-08-08
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                               ------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 5, 2002, was 346,882,550.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS



                                                                          Page
Part I - FINANCIAL INFORMATION
 Item 1. Financial Statements
   Consolidated Statements of Financial Position at June 30, 2002
     (Unaudited)and December 31, 2001....................................   3
   Unaudited Consolidated Statements of Operations for the three
     months and six months ended June 30, 2002 and 2001..................   4
   Unaudited Consolidated Statements of Stockholders' Equity for
     the six months ended June 30, 2002 and 2001.........................   5
   Unaudited Consolidated Statements of Cash Flows for the
     six months ended June 30, 2002 and 2001.............................   6
   Notes to Unaudited Consolidated Financial Statements - June 30, 2002..   8
 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  23
 Item 3. Quantitative and Qualitative Disclosures about Market Risk......  74

Part II - OTHER INFORMATION
 Item 1. Legal Proceedings...............................................  79
 Item 4. Submission of Matters to a Vote of Security Holders.............  80
 Item 6. Exhibits and Reports on Form 8-K................................  81
 Signature...............................................................  82

  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                         Principal Financial Group, Inc.
                  Consolidated Statements of Financial Position


                                                                                    JUNE 30,        DECEMBER 31,
                                                                                     2002               2001
                                                                               ------------------ ------------------
                                                                                  (Unaudited)         (Note 1)
                                                                                           (IN MILLIONS,
                                                                                      EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale........................................         $31,584.6          $30,012.3
Fixed maturities, trading...................................................              59.6               17.8
Equity securities, available-for-sale.......................................             813.7              833.6
Mortgage loans..............................................................          10,831.6           11,065.7
Real estate.................................................................           1,194.0            1,181.8
Policy loans................................................................             824.7              831.9
Other investments...........................................................             862.0              829.8
                                                                               ------------------ ------------------
   Total investments........................................................          46,170.2           44,772.9

Cash and cash equivalents...................................................           1,261.1              623.8
Accrued investment income...................................................             606.7              594.3
Premiums due and other receivables..........................................           1,092.4              531.3
Deferred policy acquisition costs...........................................           1,427.4            1,372.5
Property and equipment......................................................             514.9              518.2
Goodwill....................................................................             170.7              439.3
Other intangibles...........................................................             724.7              789.1
Mortgage loan servicing rights..............................................           1,978.8            1,779.2
Separate account assets.....................................................          35,132.8           35,864.8
Other assets................................................................           1,113.7            1,065.1
                                                                               ------------------ ------------------
   Total assets.............................................................         $90,193.4          $88,350.5
                                                                               ================== ==================

LIABILITIES
Contractholder funds........................................................         $26,013.4          $24,684.4
Future policy benefits and claims...........................................          14,440.6           14,034.6
Other policyholder funds....................................................             589.6              589.1
Short-term debt.............................................................             400.2              511.6
Long-term debt..............................................................           1,342.2            1,378.4
Income taxes currently payable..............................................             165.9                0.5
Deferred income taxes.......................................................             803.7              894.6
Separate account liabilities................................................          35,132.8           35,864.8
Other liabilities...........................................................           4,634.9            3,572.2
                                                                               ------------------ ------------------
   Total liabilities........................................................          83,523.3           81,530.2

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share - 2,500 million shares authorized,
   376.4 million and 375.8 million shares issued, 351.4 million and
   360.1 million shares outstanding, respectively...........................               3.8                3.8
Additional paid-in capital..................................................           7,088.6            7,072.5
Retained earnings (deficit).................................................              56.2              (29.1)
Accumulated other comprehensive income......................................             163.0              147.5
Treasury stock, at cost (25.0 million and 15.7 million shares, respectively)            (641.5)            (374.4)
                                                                               ------------------ ------------------
   Total stockholders' equity...............................................           6,670.1            6,820.3
                                                                               ------------------ ------------------
   Total liabilities and stockholders' equity...............................         $90,193.4          $88,350.5
                                                                               ================== ==================

     See accompanying notes.


                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS
                                                             JUNE 30,                      ENDED JUNE 30,
                                                  ------------------------------- -------------------------------
                                                        2002            2001            2002            2001
                                                  --------------- --------------- --------------- ---------------
                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Premiums and other considerations..............      $1,166.6        $  891.1        $2,052.3        $1,955.3
Fees and other revenues........................         479.4           443.3           955.4           856.3
Net investment income..........................         825.5           846.3         1,638.7         1,686.0
Net realized capital gains (losses)............         (91.5)          (96.0)            6.6          (176.9)
                                                  --------------- --------------- --------------- ---------------
      Total revenues...........................       2,380.0         2,084.7         4,653.0         4,320.7

EXPENSES
Benefits, claims and settlement
   expenses....................................       1,507.9         1,247.3         2,711.1         2,639.2
Dividends to policyholders.....................          79.5            81.1           161.9           162.1
Operating expenses.............................         638.6           605.5         1,269.4         1,228.2
                                                  --------------- --------------- --------------- ---------------
      Total expenses...........................       2,226.0         1,933.9         4,142.4         4,029.5
                                                  --------------- --------------- --------------- ---------------

Income before income taxes and cumulative
   effect of accounting changes................         154.0           150.8           510.6           291.2

Income taxes...................................          33.8            31.7           144.4            56.1
                                                  --------------- --------------- --------------- ---------------

Income before cumulative effect of
   accounting changes..........................         120.2           119.1           366.2           235.1
Cumulative effect of accounting changes, net of
   related income taxes........................           -               -            (280.9)          (10.7)
                                                  --------------- --------------- --------------- ---------------
Net income.....................................      $  120.2        $  119.1        $   85.3        $  224.4
                                                  =============== =============== =============== ===============

                                                        FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                        ENDED JUNE 30, 2002             ENDED JUNE 30, 2002
                                                  ------------------------------- -------------------------------
EARNINGS PER COMMON SHARE
Basic earnings per common share:
  Income before cumulative effect of
    accounting change..........................               $ 0.34                        $  1.02
  Cumulative effect of accounting change
    net of related income taxes................                 -                             (0.78)
                                                  ------------------------------- -------------------------------
Net income.....................................               $ 0.34                        $  0.24
                                                  =============================== ===============================

Diluted earnings per common share:
  Income before cumulative effect of
    accounting change..........................               $ 0.34                        $  1.02
  Cumulative effect of accounting change,
    net of related income taxes................                 -                             (0.78)
                                                  ------------------------------- -------------------------------
  Net income...................................               $ 0.34                        $  0.24
                                                  =============================== ===============================

See accompanying notes.


                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                ACCUMULATED
                                          ADDITIONAL RETAINED      OTHER                 TOTAL
                                   COMMON  PAID-IN   EARNINGS  COMPREHENSIVE TREASURY STOCKHOLDERS' OUTSTANDING
                                   STOCK   CAPITAL   (DEFICIT) INCOME (LOSS)  STOCK      EQUITY        SHARES
                                   ------ ---------- --------- ------------- -------- ------------- -----------
                                                             (IN MILLIONS)                         (IN THOUSANDS)

BALANCES AT JANUARY 1, 2001......  $-     $    -    $6,312.5     $(60.0)    $   -       $6,252.5            -
 Comprehensive income:
  Net income......................   -          -       224.4        -           -         224.4           -
  Net unrealized gains............   -          -         -        227.4         -         227.4           -
  Provision for deferred                                                                                   -
   income taxes...................   -          -         -        (85.6)        -         (85.6)
  Foreign currency translation
   adjustment.....................   -          -         -        (76.1)        -         (76.1)          -

  Cumulative effect of accounting
   change, net of related
   income taxes...................   -          -         -        (14.2)        -         (14.2)          -
                                                                                      -------------
 Comprehensive income.............                                                         275.9
                                   ------ ---------- --------- ------------- -------- ------------- -----------
 BALANCES AT JUNE 30, 2001........  $-     $    -    $6,536.9     $ (8.5)    $   -      $6,528.4           -
                                   ====== ========== ========= ============= ======== ============= ===========

 BALANCES AT JANUARY 1, 2002......  $3.8   $7,072.5  $  (29.1)    $147.5     $(374.4)   $6,820.3     360,142.2
 Stock issued.....................   -         14.8       -          -           -          14.8         569.4
 Treasury stock acquired and
  reissued, net...................   -          1.3       -          -        (267.1)     (265.8)     (9,305.9)

 Comprehensive income:
  Net income......................   -          -        85.3        -           -          85.3           -
  Net unrealized gains............   -          -         -         12.8         -          12.8           -
  Provision for deferred                                                                                   -
   income taxes...................   -          -         -         (3.1)        -          (3.1)
  Foreign currency translation
   adjustment.....................   -          -         -          5.8         -           5.8           -
                                                                                      -------------
 Comprehensive income.............                                                         100.8
                                   ------ ---------- --------  ------------- -------- ------------- -----------
 BALANCES AT JUNE 30, 2002........  $3.8   $7,088.6  $   56.2     $163.0     $(641.5)   $6,670.1     351,405.7
                                   ====== ========== ========  ============= ======== ============= ===========

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
                                                       -----------------------
                                                           2002       2001
                                                       ----------- -----------
                                                             (IN MILLIONS)
OPERATING ACTIVITIES
Net income............................................ $     85.3  $    224.4
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Cumulative effect of accounting changes,
       net of related income taxes....................      280.9        10.7
     Amortization of deferred policy acquisition
       costs..........................................       67.0       104.3
     Additions to deferred policy acquisition costs...     (160.0)     (132.9)
     Accrued investment income........................      (12.4)      (49.6)
     Premiums due and other receivables...............       75.9       (10.0)
     Contractholder and policyholder liabilities
       and dividends..................................    1,029.9       924.9
     Current and deferred income taxes................      326.7        41.7
     Net realized capital (gains) losses..............       (6.6)      176.9
     Depreciation and amortization expense............       54.0        74.3
     Amortization and impairment/recovery of
        mortgage servicing rights.....................      201.5       128.7
     Other............................................       58.2       320.6
                                                       ----------- -----------
Net adjustments.......................................    1,915.1     1,589.6
                                                       ----------- -----------
Net cash provided by operating activities.............    2,000.4     1,814.0

INVESTING ACTIVITIES
Available-for-sale securities:
   Purchases..........................................   (7,347.0)   (7,041.0)
   Sales..............................................    3,712.2     3,035.1
   Maturities.........................................    2,107.4     1,404.2
Net cash flows from trading securities................      (41.2)        -
Mortgage loans acquired or originated.................  (20,757.9)  (16,789.4)
Mortgage loans sold or repaid.........................   20,985.0    16,778.4
Purchase of mortgage servicing rights.................     (471.4)     (392.3)
Proceeds from sale of mortgage servicing rights.......        8.0        26.0
Real estate acquired..................................     (126.5)     (180.4)
Real estate sold......................................      157.7       394.4
Net change in property and equipment..................      (34.7)      (42.0)
Net proceeds (disbursements) from sales of
   subsidiaries.......................................        1.4       (13.5)
Purchases of interest in subsidiaries, net of cash
   acquired...........................................      (49.0)       (4.2)
Net change in other investments.......................      463.6      (237.2)
                                                       ----------- -----------
Net cash used in investing activities................. $ (1,392.4) $ (3,061.9)

                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                      -----------------------
                                                          2002        2001
                                                      ----------- -----------
                                                            (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock.............................  $    14.8   $     -
Acquisition and reissuance of treasury stock, net....     (265.8)        -
Issuance of long-term debt...........................       10.7       146.4
Principal repayments of long-term debt...............      (46.9)      (92.3)
Proceeds of short-term borrowings....................    5,126.0     4,276.5
Repayment of short-term borrowings...................   (5,237.4)   (4,060.1)
Investment contract deposits.........................    4,088.7     3,302.9
Investment contract withdrawals......................   (3,660.8)   (2,880.2)
                                                      ----------- -----------
Net cash provided by financing activities............       29.3       693.2
                                                      ----------- -----------

Net increase (decrease) in cash and
    cash equivalents.................................      637.3      (554.7)

Cash and cash equivalents at beginning of period.....      623.8       926.6
                                                      ----------- -----------
Cash and cash equivalents at end of period...........  $ 1,261.1   $   371.9
                                                      =========== ===========

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. and its majority-owned subsidiaries ("the Company") have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These interim unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001, filed with the United States Securities and Exchange Commission. The accompanying consolidated statement of financial position at December 31, 2001, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the December 31, 2001 and June 30, 2001, financial statements to conform to the June 30, 2002, presentation.

SEPARATE ACCOUNTS

At June 30, 2002, the Separate Accounts included a separate account valued at $1.2 billion which primarily included shares of the Company's stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by the Company as part of the policy credits issued under the Company's demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Activity of the separate account shares is reflected in both the separate account assets and separate account liabilities and does not impact the Company's results of operations.

ACCOUNTING CHANGES

The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to adopt the fair value based method of accounting prescribed in SFAS 123, retroactive to January 1, 2002, for its employee stock-based compensation plans and will implement the method during the third quarter of 2002 for all stock-based awards granted subsequent to January 1, 2002. Prior to January 1, 2002, the Company elected to account for its stock-based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and, accordingly, employee stock-based compensation costs were excluded from compensation expense. The Company estimates an after-tax impact of between two and three cents per diluted share in 2002 as a result of this change in accounting policy.

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS ("SFAS
141"), and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and requires separate recognition of intangible assets apart from goodwill, if such intangible assets meet certain criteria. SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually, which the Company plans to do in the fourth quarter each year.

Upon adoption of SFAS 142, the transition provisions of SFAS 141 became effective, which required the Company to reclassify to goodwill the carrying amount of its intangible assets that do not meet the specified criteria enabling an intangible asset to be recognized separately from goodwill. As a result, the Company reclassified its assembled work force intangible asset of $22.3 million, related to BT Financial Group, to goodwill.

The initial adoption of SFAS 142 required the Company to perform a two-step fair-value based goodwill impairment test. The first step of the test compared the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step was performed, which compared the implied fair value of the applicable reporting

                        PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

unit's goodwill with the carrying amount of that goodwill, to measure the goodwill impairment, if any. Additionally, the Company was required to perform an impairment test on its indefinite-lived intangible assets, which consisted of a comparison of the fair value of an intangible asset with its carrying amount.

The Company's measurements of fair value were based on evaluations of future discounted cash flows, product level analysis, market performance assumptions and cash flow assumptions. These evaluations utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluations considered earnings scenarios and the likelihood of possible outcomes. Collectively, these evaluations were management's best estimate of projected future cash flows.

As a result of performing the two-step impairment test, the Company recorded goodwill impairments of $196.5 million, $20.9 million and $4.6 million, net of income taxes, related to its BT Financial Group, Principal International, and Life and Health operations, respectively. Additionally, as a result of performing the indefinite-lived intangible asset impairment test, the Company recognized an after-tax impairment of $58.9 million to its brand name and management rights intangible asset related to BT Financial Group.

These impairments, recognized January 1, 2002, as a cumulative effect of a change in accounting principle, were reported in the Company's operating segments as follows (in millions):


                                        INTERNATIONAL ASSET     LIFE
                                           MANAGEMENT AND    AND HEALTH
                                        ACCUMULATION SEGMENT   SEGMENT  CONSOLIDATED
                                        -------------------- ---------- -------------

Goodwill...............................        $321.2            $4.6      $325.8
Indefinite-lived intangibles...........          89.8             -          89.8
Income tax impact......................        (134.7)            -        (134.7)
                                        -------------------- ---------- -------------
Total impairment, net of income taxes..        $276.3            $4.6      $280.9
                                        ==================== ========== =============

Net income and earnings per share (basic and diluted) for the three months and six months ended June 30, 2002 and 2001, adjusted for the effects of SFAS 142 related to non-amortization of goodwill and indefinite-lived intangibles, are as follows (in millions, except per share data):

                                              FOR THE           FOR THE
                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                             JUNE 30,           JUNE 30,
                                        ------------------  ----------------
                                          2002     2001(1)    2002   2001(1)
                                        --------  --------  -------- -------

Reported net income....................  $120.2    $119.1    $85.3   $224.4
Adjustment for amortization expense:
 Goodwill..............................     -         5.9      -       15.7
 Brand name and management rights......     -         4.5      -        9.0
 Assembled workforce...................     -         0.9      -        1.9
                                        --------  --------  -------- -------
Total amortization expense.............     -        11.3      -       26.6
Tax impacts of amortization expense....     -        (3.9)     -       (7.3)
                                        --------  --------  -------- -------
Adjusted net income....................  $120.2    $126.5    $85.3   $243.7
                                        ========  ========  ======== =======

Basic earnings per share:
Reported net income.................... $  0.34   $  0.33    $ 0.24  $  0.62
Adjustment for amortization expense:
 Goodwill..............................    -         0.02      -        0.05
 Brand name and management rights......    -         0.01      -        0.03
 Assembled workforce...................    -         -         -        -
                                        --------  --------  -------- -------
Total amortization expense.............    -         0.03      -        0.08
Tax impacts of amortization expense....    -        (0.01)     -       (0.02)
                                        --------  --------  -------- -------
Adjusted net income.................... $  0.34   $  0.35    $ 0.24  $  0.68
                                        ========  ========  ======== =======

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                             FOR THE           FOR THE
                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                             JUNE 30,           JUNE 30,
                                        ------------------  ----------------
                                          2002     2001(1)    2002   2001(1)
                                        --------  --------  -------- -------

 Diluted earnings per share:
 Reported net income................... $  0.34   $  0.33    $ 0.24  $  0.62
 Adjustment for amortization expense:
   Goodwill............................    -         0.02      -        0.05
   Brand name and management rights....    -         0.01      -        0.03
   Assembled workforce.................    -         -         -        -
                                        --------  --------  -------- -------
 Total amortization expense............    -         0.03      -        0.08
 Tax impacts of amortization expense...    -        (0.01)     -       (0.02)
                                        --------  --------  -------- -------
 Adjusted net income................... $  0.34   $  0.35    $ 0.24  $  0.68
                                        ========  ========  ======== =======
------------
(1) For purposes of the Company's unaudited basic and diluted pro-forma earnings per share calculations, the weighted average number of shares outstanding during the three months and six months ended June 30, 2001, was assumed to be 360.8 million shares. These shares represent 260.8 million shares issued to policyholders entitled to receive compensation in the demutualization and 100.0 million shares sold to investors in the initial public offering ("IPO"), effective October 26, 2001.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). This Statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("Opinion 30"), establishing a single accounting model for the disposal of long-lived assets. SFAS 144 generally retains the basic provisions of existing guidance, but broadens the presentation of any discontinued operations to include a component of an entity (rather than a segment of a business as defined in Opinion 30). The Company adopted SFAS 144 on January 1, 2002, which did not have a significant impact on the Company's consolidated financial statements.

On January 1, 2001, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133. As amended, SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated statement of financial position as either assets or liabilities that are measured at fair value. SFAS 133 also established special accounting for qualifying hedges, which allows for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. Changes in the fair value of a derivative qualifying as a hedge are recognized in earnings or directly in stockholders' equity depending on the instrument's intended use. For derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, changes in fair value are required to be recognized in earnings in the period of change.

At January 1, 2001, the Company's consolidated financial statements were adjusted to record a cumulative effect of adopting SFAS 133, as follows (in millions):

                                                    ACCUMULATED OTHER
                                          NET LOSS  COMPREHENSIVE LOSS
                                         ---------- ------------------

Adjustment to fair value of derivative
contracts (1)............................ $(16.4)       $(15.8)
Income tax impact........................    5.7           1.6
                                         ---------- ------------------
Total ................................... $(10.7)       $(14.2)
                                         ========== ==================
------------
(1)Amount presented is net of adjustment to hedged item.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


2.   GOODWILL AND OTHER INTANGIBLE ASSETS

Amortized intangible assets are as follows (in millions):

                                AS OF JUNE 30, 2002          AS OF DECEMBER 31, 2001
                          ------------------------------ ------------------------------
                           GROSS                  NET     GROSS                  NET
                          CARRYING ACCUMULATED  CARRYING CARRYING ACCUMULATED  CARRYING
                           AMOUNT  AMORTIZATION  AMOUNT   AMOUNT  AMORTIZATION  AMOUNT
                          -------- ------------ -------- -------- ------------ --------
Value of insurance in
 force acquired..........  $77.6      $10.1      $67.5    $83.7      $10.2      $73.5
                          ======== ============ ======== ======== ============ ========


Unamortized intangible assets are as follows (in millions):

                                       AS OF JUNE 30,   AS OF DECEMBER 31,
                                            2002              2001
                                        ------------    -------------------
                                        NET CARRYING       NET CARRYING
                                           AMOUNT             AMOUNT
                                        ------------    -------------------

Brand name and management rights ......    $645.6             $679.0
Assembled work force ..................       -                 22.3
Other .................................      11.6               14.3
                                        ------------    -------------------

Total unamortized intangible assets ...    $657.2             $715.6
                                        ============    ===================


The amortization expense for the value of insurance in force acquired was $0.7 million and $1.6 million for the three months and six months ended June 30, 2002, respectively, and $1.0 million and $2.0 million for the three months and six months ended June 30, 2001, respectively. At December 31, 2001, the estimated amortization expense for the next five years is as follows (in millions):

                         ESTIMATED
                        AMORTIZATION
                          EXPENSE
                        ------------

2002...............        $3.1
2003................        2.9
2004................        2.7
2005................        2.5
2006................        2.5

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


2.   GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The changes in the carrying amount of goodwill reported in the Company's operating segments for the six months ended June 30, 2002, are as follows (in millions):

                                           INTERNATIONAL
                               U.S. ASSET      ASSET
                               MANAGEMENT   MANAGEMENT   LIFE AND
                                  AND          AND        HEALTH   MORTGAGE CORPORATE AND
                              ACCUMULATION ACCUMULATION  INSURANCE BANKING     OTHER      CONSOLIDATED
                             ------------- ------------- --------- -------- ------------- ------------

Balance at January 1, 2002..     $16.1        $380.1       $49.4     $8.4      $(14.7)       $ 439.3
Reclassification of
  assembled workforce
  intangible asset..........                    22.3                                            22.3
Goodwill from
  acquisitions..............       -            21.6         -        -           -             21.6
Goodwill disposed of
  during the period.........       -             -          (0.7)     -          14.7           14.0
Cumulative effect of
  accounting change.........       -          (321.2)       (4.6)     -           -           (325.8)
Foreign currency
  translation...............       -            (0.7)        -        -           -             (0.7)
                             --------------- ----------- --------- -------- ------------- ------------
Balance at June 30, 2002....     $16.1        $102.1       $44.1     $8.4      $  -          $ 170.7
                             =============== =========== ========= ======== ============= ============


3.  MERGERS, ACQUISITIONS, AND DIVESTITURES

On May 31, 2002, the Company purchased a 100% ownership of Zurich Afore S.A. de C.V. ("Zurich Afore") from Zurich Financial Services for $49.0 million in cash. The application of purchase accounting resulted in goodwill of approximately $21.6 million. Zurich Afore contributed $23.9 million of assets and $0.3 million of revenue to the consolidated statement of financial position and statement of operations, respectively, as of June 30, 2002.

On February 1, 2002, the Company sold its remaining stake of 15.1 million shares in Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. Total proceeds from the completion of this transaction were $325.4 million and the Company recognized a net realized capital gain of $183.0 million.


4.  CLOSED BLOCK

In connection with its 1998 mutual insurance holding company formation, Principal Life Insurance Company ("Principal Life") formed and began operating a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force on that date. As of June 30, 2002, cumulative actual earnings, including consideration of net unrealized gains, have been less than cumulative expected earnings. Therefore, no policyholder dividend obligation has been recognized.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

4.  CLOSED BLOCK (CONTINUED)

Closed Block liabilities and assets designated to the Closed Block are as follows:

                                                     AS OF        AS OF
                                                    JUNE 30,   DECEMBER 31
                                                      2002        2001
                                                    ---------- -----------
                                                         (IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits and claims.................. $5,270.0    $5,248.7
Other policyholder funds...........................     26.4        20.3
Policyholder dividends payable.....................    383.2       376.6
Other liabilities..................................     86.8        11.8
                                                    ---------  ---------
  Total Closed Block liabilities...................  5,766.4     5,657.4

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities, available-for-sale...............  2,537.8     2,466.3
Equity securities, available-for-sale..............     23.6        23.4
Mortgage loans.....................................    893.8       880.0
Policy loans.......................................    781.2       792.5
Other investments..................................      8.3         6.9
                                                    ---------  ---------
  Total investments................................  4,244.7     4,169.1

Cash and cash equivalents (deficit)................     12.0        (8.0)
Accrued investment income..........................     77.2        77.2
Deferred tax asset.................................     90.6        80.8
Premiums due and other receivables.................     73.2        33.3
                                                    ---------  ---------
  Total assets designated to the Closed Block......  4,497.7     4,352.4
                                                    ---------  ---------
Excess of Closed Block liabilities over assets
  designated to the Closed Block...................  1,268.7     1,305.0

Amounts included in other comprehensive
     income........................................     55.8        43.6
                                                    ---------  ---------

   Maximum future earnings to be recognized from
     Closed Block assets and liabilities........... $1,324.5    $1,348.6
                                                    =========  =========

                        PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


4. CLOSED BLOCK (CONTINUED)

Closed Block revenues and expenses were as follows:


                                             FOR THE            FOR THE
                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                            JUNE  30,           JUNE 30,
                                        ------------------ ------------------
                                           2002     2001      2002     2001
                                        --------- -------- --------- --------
                                                      (IN MILLIONS)
REVENUES
Premiums and other considerations......  $ 181.0  $ 188.9   $ 359.8  $ 376.1
Net investment income..................     76.8     74.9     156.2    151.8
Net realized capital losses............    (15.3)    (2.5)    (22.0)    (1.8)
                                        --------- -------- --------- --------
  Total revenues.......................    242.5    261.3     494.0    526.1

EXPENSES
Benefits, claims, and settlement
  expenses.............................    146.3    147.4     291.3    305.1
Dividends to policyholders.............     77.5     80.2     155.2    158.2
Operating expenses.....................      3.2      3.1       6.2      6.2
                                        --------- -------- --------- --------
  Total expenses.......................    227.0    230.7     452.7    469.5
                                        --------- -------- --------- --------

Closed Block revenue, net of Closed
  Block expenses, before income taxes..     15.5     30.6      41.3     56.6
Income taxes...........................      4.8     10.0      13.3     18.5
                                        --------- -------- --------- --------
Closed Block revenue, net of Closed
  Block expenses and income taxes......     10.7     20.6      28.0     38.1
Funding adjustment charges.............     (2.4)    (1.5)     (3.9)    (3.3)
                                        --------- -------- --------- --------
Closed Block revenue, net of Closed
  Block expenses, income taxes
  and funding adjustment charges.......  $   8.3  $  19.1  $   24.1  $  34.8
                                        ========= ======== ========= ========

The change in maximum future earnings of the Closed Block was as follows:

                                                  AS OF OR FOR THE
                                             SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------------
                                          2002                     2001
                                      ---------------         ---------------
                                                (IN MILLIONS)

Beginning of year....................   $ 1,348.6                $1,408.8
End of period........................     1,324.5                 1,374.0
                                      --------------          ---------------
Change in maximum future earnings....   $   (24.1)               $  (34.8)
                                      ==============          ===============

Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

                      PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


5.  FEDERAL INCOME TAXES

The effective income tax rate on net income for the three months and six months ended June 30, 2002 and 2001, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received.


6. COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                              FOR THE THREE         FOR THE SIX
                                                               MONTHS ENDED         MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                          --------------------- ---------------------
                                                             2002       2001       2002       2001
                                                          ---------- ---------- ---------- ----------
                                                                         (IN MILLIONS)
COMPREHENSIVE INCOME:
  Net income.............................................  $ 120.2    $ 119.1    $  85.3    $ 224.4
  Net change in unrealized gains and losses on fixed
    maturities, available-for-sale.......................    406.5     (205.7)      46.9      181.4
  Net change in unrealized gains and losses on equity
    securities, available-for-sale, including seed
    money in separate accounts...........................    (15.0)      88.0        4.4       74.7
  Adjustments for assumed changes in amortization
    patterns:
    Deferred policy acquisition costs....................    (66.6)      40.3      (25.1)     (26.8)
    Unearned revenue reserves............................      3.4       (4.6)       0.6        0.6
  Net change in unrealized gains and losses on
    derivative instruments...............................    (26.6)       8.1      (14.0)      (2.5)
  Provision for deferred income taxes (benefits).........   (105.4)      22.6       (3.1)     (85.6)
  Change in net foreign currency translation adjustment..     (5.7)      19.8        5.8      (76.1)
  Cumulative effect of accounting change, net of related
    income taxes.........................................      -          -          -        (14.2)
                                                          ---------- ---------- ---------- -----------
  Comprehensive income...................................  $ 310.8    $  87.6    $ 100.8    $ 275.9
                                                          ========== ========== ========== ===========

7.  COMMITMENTS AND CONTINGENCIES

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

                     PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

7.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

8.  SEGMENT INFORMATION

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

The Corporate and Other segment includes an equity ownership interest in Coventry. The ownership interest was sold on February 1, 2002, described further in Note 3. The Corporate and Other segment's equity in earnings of Coventry, which was included in net investment income, was $2.1 million for the six months ended June 30, 2002, and $4.8 million and $9.7 million for the three months and six months ended June 30, 2001, respectively.

                     PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

8.  SEGMENT INFORMATION (CONTINUED)

The Company evaluates segment performance on segment operating earnings, which is determined by adjusting U.S. GAAP net income for net realized capital gains and losses, as adjusted, and non-recurring items which management believes are not indicative of overall operating trends. Net realized capital gains and losses, as adjusted, are net of tax, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains credited to customers and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized capital gains and their impact on recognition of front-end fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of the Company's results of operations by highlighting earnings attributable to the normal, recurring operations of the business. However, segment operating earnings are not a substitute for net income determined in accordance with U.S. GAAP.

For the three months ended June 30, 2002, the Company did not exclude any non-recurring items from net income for its presentation of operating earnings.

For the three months ended June 30, 2001, the Company excluded $10.9 million of non-recurring items, net of income taxes, related to the negative effects of expenses related to the demutualization.

For the six months ended June 30, 2002, the Company excluded $282.9 million of non-recurring items, net of income taxes, including the negative effects of: (1) a cumulative effect of accounting change related to the implementation of SFAS 142 ($280.9 million); and (2) expenses related to the demutualization ($2.0 million).

For the six months ended June 30, 2001, the Company excluded $31.4 million of non-recurring items, net of income taxes, including the negative effects of: (1) expenses related to the demutualization ($14.8 million); (2) a cumulative effect of change in accounting principle related to the implementation of SFAS 133 ($10.7 million); and (3) an increase to a loss contingency reserve established for sales practices litigation ($5.9 million).

The accounting policies of the segments are similar to those of the Company, with the exception of capital allocation. The Company allocates capital to its segments based upon an internal capital model that allows management to more effectively manage the Company's capital.

                    PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

The following tables summarize selected financial information by segment as of or for the three months ended, June 30, 2002 and 2001, and reconciles segment totals to those reported in the consolidated financial statements (in millions):


                                           INTERNATIONAL
                               U.S. ASSET      ASSET
                               MANAGEMENT   MANAGEMENT   LIFE AND
                                  AND          AND        HEALTH   MORTGAGE CORPORATE AND
                              ACCUMULATION ACCUMULATION  INSURANCE BANKING     OTHER      CONSOLIDATED
                             ------------- ------------- --------- -------- ------------- ------------
2002
Revenues:
  Operating revenues......    $  1,135.7     $  138.1    $   984.5 $  209.7   $    6.7     $ 2,474.7
  Net realized capital
    gains (losses)........         (89.7)        29.3        (33.6)     -          2.5         (91.5)
  Plus recognition of
    front-end fee
    revenues..............           1.4          -            -        -          -             1.4
  Less capital gains
    distributed as
    market value
    adjustment............          (4.6)         -            -        -          -            (4.6)
                             ------------- ------------- --------- -------- ------------- ------------
Revenues..................    $  1,042.8     $  167.4    $   950.9 $  209.7   $    9.2     $ 2,380.0
                             ============= ============= ========= ======== ============= ============
Net income:
Operating earnings
  (loss)..................    $    102.1     $    7.6    $    61.7 $   24.8   $   (6.0)    $   190.2
Net realized capital
  gains (losses), as
  adjusted................         (60.4)         5.6        (20.8)     -          5.6         (70.0)
                             ------------- ------------- --------- -------- ------------- ------------
 Net income (loss)........    $     41.7     $   13.2    $    40.9 $   24.8   $   (0.4)    $   120.2
                             ============= ============= ========= ======== ============= ============
 Assets...................    $ 69,752.1     $4,794.6    $11,132.5 $2,965.3   $1,548.9     $90,193.4
                             ============= ============= ========= ======== ============= ============

 Other segment data:
   Revenues from external
     customers............    $  1,029.4     $  167.0    $   952.5 $  209.7   $   21.4     $ 2,380.0
   Intersegment revenues..          13.4          0.4         (1.6)     -        (12.2)          -
   Interest expense.......           0.8          0.1          -        -         22.4          23.3
   Income tax expense
     (benefit)............          (3.9)         7.0         21.7     14.8       (5.8)         33.8
   Amortization of
     intangibles..........           0.1          0.7          -        -          -             0.8


                    PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


8. SEGMENT INFORMATION (CONTINUED)

                                           INTERNATIONAL
                               U.S. ASSET      ASSET
                               MANAGEMENT   MANAGEMENT   LIFE AND
                                  AND          AND        HEALTH   MORTGAGE CORPORATE AND
                              ACCUMULATION ACCUMULATION  INSURANCE BANKING     OTHER      CONSOLIDATED
                             ------------- ------------- --------- -------- ------------- ------------
2001
Revenues:
  Operating revenues.....     $    842.5     $   165.7   $   975.8 $  173.5   $   22.5     $  2,180.0
  Net realized capital
    losses...............          (53.5)         (1.0)       (7.8)     -        (33.7)         (96.0)
  Plus recognition of
    front-end fee
    revenues.............            0.7           -           -        -          -              0.7
                             ------------- ------------- --------- -------- ------------- ------------
Revenues.................     $    789.7     $   164.7   $   968.0 $  173.5   $  (11.2)    $  2,084.7
                             ============= ============= ========= ======== ============= ============

Net income:
  Operating earnings.....     $     88.1     $     0.6   $    48.4 $   44.9   $    8.3     $    190.3
  Net realized capital
    losses, as adjusted..          (33.4)         (0.9)       (4.1)     -        (21.9)         (60.3)
  Non-recurring items....            -             -           -        -        (10.9)         (10.9)
                             ------------- ------------- --------- -------- ------------- ------------
Net income (loss)........     $     54.7     $    (0.3)  $    44.3 $   44.9   $  (24.5)    $    119.1
                             ============= ============= ========= ======== ============= ============
Assets...................     $ 66,182.4     $ 4,919.6   $10,637.2 $2,168.9   $1,321.6     $ 85,229.7
                             ============= ============= ========= ======== ============= ============

Other segment data:
  Revenues from external
    customers............     $    777.8     $   164.4   $   969.0 $  175.3   $   (1.8)    $  2,084.7
  Intersegment revenues..           11.9           0.3        (1.0)    (1.8)      (9.4)           -
  Interest expense.......            0.8           0.1        (0.1)     -         19.0           19.8
  Income tax expense
    (benefit)............            0.4          (1.0)       22.3     24.2      (14.2)          31.7
  Amortization of
    goodwill and other
    intangibles..........            0.3          10.9         1.1      0.2       (0.3)          12.2


                    PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

The following tables summarize selected financial information by segment as of or for the six months ended, June 30, 2002 and 2001, and reconciles segment totals to those reported in the consolidated financial statements (in millions):


                                           INTERNATIONAL
                               U.S. ASSET      ASSET
                               MANAGEMENT   MANAGEMENT   LIFE AND
                                  AND           AND       HEALTH   MORTGAGE CORPORATE AND
                              ACCUMULATION  ACCUMULATION INSURANCE BANKING     OTHER      CONSOLIDATED
                             ------------- ------------- --------- -------- ------------- ------------
2002
Revenues:
  Operating revenues........  $  1,997.8     $  259.2    $ 1,963.0 $  418.4   $   17.2     $  4,655.6
  Net realized capital
    gains (losses)..........      (162.9)        36.6        (50.4)     -        183.3            6.6
  Plus recognition of
    front-end fee revenues..         4.0          -            -        -          -              4.0
  Less capital gains
    distributed as market
    value adjustment........       (13.2)         -            -        -          -            (13.2)
                             ------------- ------------- --------- -------- ------------- ------------
Revenues....................  $  1,825.7     $  295.8    $ 1,912.6 $  418.4   $  200.5     $  4,653.0
                             ============= ============= ========= ======== ============= ============
Net income:
  Operating earnings
    (loss)..................  $    202.3     $   12.8    $   116.0 $   51.3   $   (5.7)    $    376.7
  Net realized capital
    gains (losses), as
    adjusted................      (105.2)         9.4        (31.3)     -        118.6           (8.5)
  Non-recurring items.......         -         (276.3)        (4.6)     -         (2.0)        (282.9)
                             ------------- ------------- --------- -------- ------------- ------------
Net income (loss)...........  $     97.1     $ (254.1)   $    80.1 $   51.3   $  110.9     $     85.3
                             ============= ============= ========= ======== ============= ============
Assets......................  $ 69,752.1     $4,794.6    $11,132.5 $2,965.3   $1,548.9     $ 90,193.4
                             ============= ============= ========= ======== ============= ============

Other segment data:
  Revenues from external
    customers...............  $  1,797.8     $  295.0    $ 1,915.7 $  418.4   $  226.1     $  4,653.0
  Intersegment revenues.....        27.9          0.8         (3.1)     -        (25.6)           -
  Interest expense..........         2.1          0.3          0.2      -         43.2           45.8
  Income tax expense
    (benefit)...............        (1.2)        12.3         44.3     30.4       58.6          144.4
  Amortization of
    intangibles.............         0.1          1.6          -        -          -              1.7


                    PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

                                         INTERNATIONAL
                             U.S. ASSET      ASSET
                             MANAGEMENT   MANAGEMENT    LIFE AND
                                AND           AND        HEALTH   MORTGAGE CORPORATE AND
                            ACCUMULATION  ACCUMULATION  INSURANCE BANKING     OTHER      CONSOLIDATED
                            ------------- ------------- --------- -------- ------------- ------------
2001
Revenues:
  Operating revenues.......  $  1,858.2    $    310.1   $ 1,978.2 $  293.1   $    57.5    $  4,497.1
  Net realized capital
    losses.................       (65.4)        (38.7)       (9.1)     -         (63.7)       (176.9)
  Plus recognition of
    front-end fee
    revenues...............         0.5           -           -        -           -             0.5
                            ------------- ------------- --------- -------- ------------- ------------
  Revenues.................  $  1,793.3    $    271.4   $ 1,969.1 $  293.1   $    (6.2)   $  4,320.7
                            ============= ============= ========= ======== ============= ============

Net income:
  Operating earnings
    (loss).................  $    176.9    $     (4.7)  $    90.9 $   68.8   $    32.1    $    364.0
  Net realized capital
    losses, as adjusted....       (40.8)        (21.2)       (4.7)     -         (41.5)       (108.2)
  Non-recurring items......       (10.8)          -           0.1      -         (20.7)        (31.4)
                            ------------- ------------- --------- -------- ------------- ------------
  Net income (loss)........  $    125.3    $    (25.9)  $    86.3 $   68.8   $   (30.1)   $    224.4
                            ============= ============= ========= ======== ============= ============
  Assets...................  $ 66,182.4    $  4,919.6   $10,637.2 $2,168.9   $ 1,321.6    $ 85,229.7
                            ============= ============= ========= ======== ============= ============

  Other segment data:
    Revenues from external
      customers............  $  1,767.2    $    270.8   $ 1,970.8 $  293.1   $    18.8    $  4,320.7
    Intersegment revenues..        26.1           0.6        (1.7)     -         (25.0)          -
    Interest expense.......         2.1           0.1         2.2      -          36.1          40.5
    Income tax expense
      (benefit)............        16.8         (19.8)       43.5     37.0       (21.4)         56.1
    Amortization of
      goodwill and other
      intangibles..........         0.5          26.2         2.0      0.4        (0.5)         28.6

The Company operates in the U.S. and in selected markets internationally (including Australia, Chile, Brazil, New Zealand, Mexico, India, Japan, Argentina and Hong Kong). The following table summarizes selected financial information by geographic location as of or for the three months and six months ended June 30, 2002 and 2001 (in millions):

                                             FOR THE THREE MONTHS   FOR THE SIX MONTHS
                         AS OF JUNE 30,          ENDED JUNE 30,       ENDED JUNE 30,
                   ------------------------  --------------------  -------------------
                                                           NET                   NET
                   LONG-LIVED                             INCOME                INCOME
                     ASSETS       ASSETS      REVENUES    (LOSS)    REVENUES    (LOSS)
                   ----------  ------------  ----------  --------  ----------  --------
2002
United States..... $   561.1     $85,398.8   $ 2,212.6    $107.0    $4,357.2    $339.4
International.....     849.2       4,794.6       167.4      13.2       295.8    (254.1)
                   ----------  ------------  ----------  --------  ----------  --------
Total............. $ 1,410.3     $90,193.4   $ 2,380.0    $120.2    $4,653.0    $ 85.3
                   ==========  ============  ==========  ========  ==========  ========
2001
United States..... $   547.9     $80,310.1   $ 1,920.0    $119.4    $4,049.3    $250.3
International.....   1,218.4       4,919.6       164.7      (0.3)      271.4     (25.9)
                   ----------  ------------  ----------  --------  ----------  --------
Total............. $ 1,766.3     $85,229.7   $ 2,084.7    $119.1    $4,320.7    $224.4
                   ==========  ============  ==========  ========  ==========  ========

Long-lived assets include property and equipment, goodwill and other intangibles.

                   PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

8. SEGMENT INFORMATION (CONTINUED)

The Company's operations are not materially dependent on one or a few customers, brokers or agents, and revenues, assets and operating earnings are attributed to geographic location based on the country of domicile the sales originate from.

9.  STOCKHOLDERS' EQUITY

COMMON STOCK

On February 26, 2002, the Company's board of directors authorized the repurchase of up to $450.0 million of the Company's common stock. The repurchases will be made in the open market or through privately negotiated transactions from time to time, depending on market conditions. As part of the repurchase program, the Company sold "put options" for a premium of $3.6 million, which obligated the Company to repurchase a total of 3.0 million shares at an aggregate cost of $76.9 million three months after the issuance of the contracts, if the fixed price was higher than the market price. The fixed price was lower than the market price on those dates, therefore the options expired in June 2002 and the Company was no longer obligated to repurchase its common stock. The proceeds from the put transactions were reported as additional paid-in capital. During the six months ended June 30, 2002, the Company purchased 9.7 million shares in the open market at an aggregate cost of $273.4 million.

In February 2002, the Company reissued treasury stock held in the rabbi trust, which generated proceeds of $8.0 million, with a cost of $6.7 million.

10. EARNINGS PER SHARE

After the Company's IPO, effective October 26, 2001, SFAS No. 128, EARNINGS PER SHARE, was adopted, which requires disclosure of basic and diluted earnings per share.

Reconciliations of weighted-average shares outstanding and income before cumulative effect of accounting change for basic and diluted earnings per share for the three months and six months ended June 30, 2002, are presented below (in millions, except per share data):

                             FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                   JUNE 30, 2002                JUNE 30, 2002
                             --------------------------  ---------------------------
                                    WEIGHTED                     WEIGHTED
                                     AVERAGE  PER SHARE           AVERAGE  PER SHARE
                             INCOME  SHARES    AMOUNT    INCOME   SHARES    AMOUNT
                             ------ --------  ---------  ------  --------  ---------
Basic earnings per share:
  Income before cumulative
    effect of accounting
      change................ $120.2  356.8       $0.34   $366.2   358.6     $1.02


  Dilutive effects:
    Stock options...........    -      0.5        -         -       0.4      -
    Restricted stock
      units(1)..............    -      -          -         -       -        -
                             ------ --------  ---------  ------  --------  ---------
Diluted earnings
  per share................. $120.2  357.3       $0.34   $366.2   359.0     $1.02
                             ====== ========  =========  ======  ========  =========

------------
(1) The dilutive effect of the restricted stock units did not meet specified reporting thresholds.

The calculation of diluted earnings per share for the three months ended June 30, 2002, excludes the incremental effect related to certain outstanding stock options and certain restricted stock units. The exercise price and fair market value of these stock options and stock units, respectively, were in excess of the average market price of the Company's stock during the period, resulting in an anti-dilutive effect.

The calculation of diluted earnings per share for the six months ended June 30, 2002, excludes the incremental effect related to certain outstanding stock options and restricted stock units. The exercise price and fair market value of these stock options and stock units, respectively, were in excess of the average market price of the Company's stock during the period, resulting in an anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of June 30, 2002, compared with December 31, 2001, and our consolidated results of operations for the three months and six months ended June 30, 2002 and 2001, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2001, filed with the United States Securities and Exchange Commission, the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) a decline in Australian equity values may reduce the profitability of BT Financial Group; (4) fluctuations in foreign currency exchange rates could reduce our profitability; (5) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (6) a downgrade in Principal Life Insurance Company's ("Principal Life") financial strength ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations; (7) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (8) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (9) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (10) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (11) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (12) we may need to fund deficiencies in our closed block ("Closed Block") assets allocated to the Closed Block which benefit only the holders of Closed Block policies; (13) changes in regulations or accounting standards may reduce our profitability; (14) litigation and regulatory investigations may harm our financial strength and reduce our profitability; (15) a challenge to the Insurance Commissioner of the State of Iowa's approval of the plan of conversion could put the terms of our demutualization in question and reduce the market price of our common stock;
(16) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests; and (17) a downgrade in our debt ratings may adversely affect our ability to secure funds and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations.

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

We also have a Corporate and Other segment, which consists of the assets and activities that have not been allocated to any other segment.

RECENT EVENTS AND TRENDS

DECLINES IN THE U.S. AND AUSTRALIAN EQUITY MARKETS

Declines in the equity markets in the U.S. and Australia during the six months ended June 30, 2002 have reduced our assets under management. Our assets under management at June 30, 2002 were $119.6 billion, compared to $120.2 billion at December 31, 2001. Continued declines could further reduce the amount of asset-based fee revenue in our International Asset Management and Accumulation segment and could reduce the amount of asset-based fee revenue in our U.S. Asset Management and Accumulation segment. In addition to market declines, during the six months ended June 30, 2002, BT Financial Group has experienced net cash outflows from assets under management. We expect that BT Financial Group will continue to experience negative fund flows through year-end and into early 2003. These declines could lead to additional impairments of goodwill and other indefinite-lived intangibles when we test for impairment during our annual impairment testing procedures during the fourth quarter of 2002.

DECLINES IN THE VALUES OF OUR U.S. FIXED MATURITY INVESTMENTS

During the three months ended June 30, 2002, our investments in fixed maturity securities were negatively impacted by credit problems of certain investments. Accordingly, we recognized other than temporary impairments of $126.9 million, before taxes. The largest impairment related to our holdings in WorldCom Inc. for which we recognized an other than temporary impairment of $46.4 million before taxes, and an additional $18.0 million, before taxes, related to the sales of WorldCom, Inc., investments. The credit market continues to be volatile.

USE OF REINSURANCE

We have entered into reinsurance contracts to reduce volatility in our Life and Health insurance segment. Future reinsurance agreements are possible.

INTEREST RATE DECLINES

During the six months ended June 30, 2002, interest rates have remained relatively low. Low interest rates impact our Mortgage Banking segment by reducing the value of our mortgage loan servicing rights but can lead to higher mortgage loan production. Interest rate declines also have a negative impact on the investment yields of our fixed income securities.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following businesses, among others, during 2002 and 2001:

ZURICH AFORE S.A. DE C.V. On May 31, 2002, we purchased a 100% ownership of Zurich Afore S.A. de C.V. ("Zurich Afore") from Zurich Financial Services for $49.0 million in cash. The application of purchase accounting resulted in goodwill of approximately $21.6 million. Zurich Afore contributed $23.9 million of assets and $0.3 million of revenue to the consolidated statement of financial position and the statement of operations respectively as of June 30, 2002. Zurich Afore is merged with our Mexican pension company and is reported in our International Asset Management and Accumulation segment.

SPECTRUM ASSET MANAGEMENT. On October 1, 2001, Spectrum Asset Management became an affiliate of Principal Capital Management, LLC. The acquisition was accounted for using the purchase method and the results of operations of the acquired business have been included in our financial statements from the date of acquisition. We included revenues of $1.1 million and $1.9 million for the three months and six months ended June 30, 2002, respectively, in our consolidated results of operations.

DISPOSITIONS

We entered into dispositions or disposed of the following businesses, among others, during 2002 and 2001:

COVENTRY HEALTH CARE. On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. We received proceeds of $325.4 million, resulting in a net realized capital gain of $183.0 million, or $114.5 million net of income taxes.

We reported our investment in Coventry in our Corporate and Other segment and accounted for it using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million for the six months ended June 30, 2002 and $4.8 million and $9.7 million for the three months and six months ended June 30, 2001, respectively.

PT ASURANSI JIWA PRINCIPAL INDONESIA. On September 25, 2001, we disposed of all the stock of PT Asuransi Jiwa Principal Indonesia, our subsidiary in Indonesia. We currently have no business operations in Indonesia. We received nominal proceeds, which resulted in a realized capital loss of $6.7 million. We included nominal revenues and net loss from our operations in Indonesia in our consolidated results of operations for the three months and six months ended June 30, 2001.

PRINCIPAL INTERNATIONAL ESPANA, S.A. DE SEGUROS DE VIDA. On February 15, 2001, we disposed of all of the stock of Principal International Espana, S.A. de Seguros de Vida, our subsidiary in Spain, for nominal proceeds, resulting in a realized capital loss of $38.4 million, or $21.0 million net of income taxes, ceasing our business operations in Spain.

We did not include revenues or net income from our operations in Spain in our consolidated results of operations for the three months and six months ended June 30, 2002 and 2001.

OTHER TRANSACTIONS

KEYCORP. On June 12, 2002, we announced we had entered into an agreement with KeyCorp (through affiliates Victory Capital Management and KeyBank National Association ) to offer transition of servicing of KeyCorp's 1,400 employer defined contribution clients with up to $8.0 billion in assets under management. Effective immediately, KeyCorp transitioned out of the bundled defined contribution business and will recommend our servicing to its full-service defined contribution clients nationwide.

REINSURANCE TRANSACTIONS. Effective January 1, 2002, we entered into a reinsurance agreement to reinsure group medical insurance contracts, which should result in reduced volatility of our group medical insurance earnings. The reinsurance agreement resulted in $11.3 million and $22.5 million of ceded premiums for the three months and six months ended June 30, 2002, respectively. In addition, the reinsurance agreement resulted in $8.9 million and $18.5 million of ceded claims for the three months and six months ended June 30, 2002, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated operating earnings and net income. Our consolidated operating earnings were not materially impacted for the three months ended June 30, 2002 and were negatively impacted $0.6 million for the three months ended June 30, 2001, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. Our consolidated operating earnings were positively impacted $0.2 million and negatively impacted $0.8 million for the six months ended June 30, 2002 and 2001, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

CHANGES TO OUR CRITICAL ACCOUNTING POLICIES

Changes in the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. During the six months ended June 30, 2002, we adopted newly issued guidance from the Financial Accounting Standards Board ("FASB") and changed our critical accounting policy for business combinations.

ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS ("SFAS 141"), and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and requires separate recognition of intangible assets apart from goodwill, if such intangible assets meet certain criteria. SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually, which we plan to do in the fourth quarter each year.

Upon adoption of SFAS 142, the transition provisions of SFAS 141 became effective, which required us to reclassify to goodwill the carrying amount of our intangible assets that do not meet the specified criteria enabling an intangible asset to be recognized separately from goodwill. As a result, we reclassified our assembled work force intangible asset of $22.3 million, related to BT Financial Group, to goodwill.

The initial adoption of SFAS 142 required us to perform a two-step fair-value based goodwill impairment test. The first step of the test compared the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step was performed, which compared the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the goodwill impairment, if any. Additionally, we were required to perform an impairment test on our indefinite-lived intangible assets, which consisted of a comparison of the fair value of an intangible asset with its carrying amount.

Our measurements of fair value were based on evaluations of future discounted cash flows, product level analysis, market performance assumptions and cash flow assumptions. These evaluations utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluations considered earnings scenarios and the likelihood of possible outcomes. Collectively, these evaluations were management's best estimate of projected future cash flows.

As a result of performing the two-step impairment test, we recorded goodwill impairments of $196.5 million, $20.9 million and $4.6 million, net of income taxes, related to our BT Financial Group, Principal International, and Life and Health operations, respectively. Additionally, as a result of performing the indefinite-lived intangible asset impairment test, we recognized an after-tax impairment of $58.9 million to its brand name and management rights intangible asset related to BT Financial Group.

These impairments, recognized January 1, 2002, as a cumulative effect of a change in accounting principle, were reported in our operating segments as follows (in millions):

                                          INTERNATIONAL
                                              ASSET
                                          MANAGEMENT AND   LIFE
                                          ACCUMULATION   AND HEALTH
                                             SEGMENT      SEGMENT   CONSOLIDATED
                                          -------------- ---------- ------------

Goodwill.................................    $321.2        $4.6        $325.8
Other intangibles........................      89.8         -            89.8
Income tax impact........................    (134.7)        -          (134.7)
                                          -------------- ---------- ------------
Total impairment, net of income taxes....    $276.3        $4.6        $280.9
                                          ============== ========== ============

Net income for the three months and six months ended June 30, 2002 and 2001, adjusted for the effects of SFAS 142 related to non-amortization of goodwill and indefinite-lived intangibles, is as follows (in millions):

                                               FOR THE            FOR THE
                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                        -------------------  -------------------
                                          2002      2001       2002      2001
                                        --------  ---------  --------  ---------

Reported net income....................  $120.2    $119.1     $85.3     $224.4
Adjustment for amortization expense:
  Goodwill.............................     -         5.9       -         15.7
  Brand name and management rights          -         4.5       -          9.0
  Assembled workforce .................     -         0.9       -          1.9
                                        --------  ---------  --------  ---------
Total amortization expense ............     -        11.3       -         26.6
Tax impacts of amortization expense ...     -        (3.9)      -         (7.3)
                                        --------  ---------  --------  ---------
Adjusted net income....................  $120.2    $126.5     $85.3     $243.7
                                        ========= =========  ========  =========

OTHER ACCOUNTING CHANGES

The FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to adopt the fair value based method of accounting prescribed in SFAS 123, retroactive to January 1, 2002, for our employee stock-based compensation plans and will implement the method during the third quarter of 2002 for all stock-based awards granted subsequent to January 1, 2002. Prior to January 1, 2002, we elected to account for our stock-based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and, accordingly, employee stock-based compensation costs were excluded from compensation expense. We estimate an after-tax impact of between two and three cents per diluted share in 2002 as a result of this change in accounting policy.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the periods indicated:

                                                           FOR THE THREE            FOR THE SIX
                                                            MONTHS ENDED            MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                      -----------------------  -----------------------
                                                         2002         2001        2002         2001
                                                      ----------   ----------  ----------   ----------
                                                                       (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
  Premiums and other considerations.................  $ 1,166.6    $   891.1   $ 2,052.3    $ 1,955.3
  Fees and other revenues...........................      479.4        443.3       955.4        856.3
  Net investment income.............................      825.5        846.3     1,638.7      1,686.0
  Net realized capital gains (losses)...............      (91.5)       (96.0)        6.6       (176.9)
                                                      ----------   ----------  ----------   ----------
    Total revenues..................................    2,380.0      2,084.7     4,653.0      4,320.7

Expenses:
  Benefits, claims and settlement expenses..........    1,507.9      1,247.3     2,711.1      2,639.2
  Dividends to policyholders........................       79.5         81.1       161.9        162.1
  Operating expenses................................      638.6        605.5     1,269.4      1,228.2
                                                      ----------   ----------  ----------   ----------
    Total expenses..................................    2,226.0      1,933.9     4,142.4      4,029.5
                                                      ----------   ----------  ----------   ----------

Income before income taxes and cumulative
  effect of accounting changes......................      154.0        150.8       510.6        291.2
Income taxes........................................       33.8         31.7       144.4         56.1
                                                      ----------   ----------  ----------   ----------
Income before cumulative effect of accounting
changes.............................................      120.2        119.1       366.2        235.1

Cumulative effect of accounting changes,
  net of related income taxes.......................        -            -        (280.9)       (10.7)
                                                      ----------   ----------  ----------   ----------
    Net income......................................  $   120.2    $   119.1   $    85.3    $   224.4
                                                      ==========   ==========  ==========   ==========

OTHER DATA:
Net income..........................................  $   120.2    $   119.1   $    85.3    $   224.4
Less:
  Net realized capital gains (losses), as adjusted.       (70.0)       (60.3)       (8.5)      (108.2)
  Non-recurring items...............................        -          (10.9)     (282.9)       (31.4)
                                                      ----------   ----------  ----------   ----------
Operating earnings..................................  $   190.2    $   190.3   $   376.7    $   364.0
                                                      ==========   ==========  ==========   ==========

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Premiums and other considerations increased $275.5 million, or 31%, to $1,166.6 million for the three months ended June 30, 2002, from $891.1 million for the three months ended June 30, 2001. The increase reflected a $298.8 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. The increase was partially offset by a $19.0 million, or 30%, decrease in the International Asset Management and Accumulation segment, primarily resulting from reduced sales of single premium annuities with life contingencies due to market contraction in Chile, prolonged government retention of potential annuitants in Mexico, and weaker currencies in Chile, Mexico, and Argentina. The increase was also partially offset by a $4.3 million, or 1%, decrease from the Life and Health Insurance segment, primarily due to the shift in customer preference from individual traditional life insurance products to individual interest-sensitive life insurance, the classification of revenues from our group universal life insurance product from premiums to fee revenues, and due to ceded premiums under a new group medical reinsurance contract effective January 1, 2002.

Fees and other revenues increased $36.1 million, or 8%, to $479.4 million for the three months ended June 30, 2002, from $443.3 million for the three months ended June 30, 2001. The increase was primarily due to a $22.5 million, or 13%, increase from the Mortgage Banking segment, which reflects the growth in the residential mortgage loan servicing portfolio. The increase was also due to a $15.2 million, or 10% increase from the U.S. Asset Management and Accumulation segment, primarily due to an increase in Principal Capital Management investment management and transaction fees and reclassification of market value and hedging activities from net investment income to fees and other revenue. In addition, the increase was due to a $14.0 million, or 22%, increase from the Life and Health Insurance segment, primarily related to growth in our individual interest-sensitive life insurance business and the classification of revenues from our group universal life insurance product to fee revenues from premiums. The increases were partially offset by an $11.5 million, or 17%, decrease from the International Asset Management and Accumulation segment, primarily a result of declining assets under management in Australia for the three months ended June 30, 2002, and divestiture of a non-core business in Australia during the latter part of 2001.

Net investment income decreased $20.8 million, or 2%, to $825.5 million for the three months ended June 30, 2002, from $846.3 million for the three months ended June 30, 2001. The decrease was primarily a result of a decrease in investment yields. The yield on average invested assets and cash was 7.1% for the three months ended June 30, 2002, compared to 7.6% for the three months ended June 30, 2001. The decrease reflects lower yields on fixed maturity securities due to a decrease in prepayment fee income and to a lesser extent, due to a lower interest rate environment. The decrease in investment yields was partially offset by a $2,068.3 million, or 5%, increase in average invested assets and cash.

Net realized capital losses decreased $4.5 million, or 5%, to $91.5 million for the three months ended June 30, 2002, from $96.0 million for the three months ended June 30, 2001. Net realized capital gains on real estate and fixed maturity securities sales during the three months ended June 30, 2002, were partially offset by the write downs of other than temporary declines in value of certain fixed maturity securities.

Benefits, claims and settlement expenses increased $260.6 million, or 21%, to $1,507.9 million for the three months ended June 30, 2002, from $1,247.3 million for the three months ended June 30, 2001. The increase was primarily due to a $270.2 million, or 49%, increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in sales of single premium group annuities with life contingencies. The increase was partially offset by a $14.7 million, or 2%, decrease from the Life and Health Insurance segment, primarily due to ceded claims under a new group medical reinsurance agreement and a reduction in group medical insurance business.

Dividends to policyholders decreased $1.6 million, or 2%, to $79.5 million for the three months ended June 30, 2002, from $81.1 million for the three months ended June 30, 2001. The decrease was attributable to a $2.2 million, or 3%, decrease from the Life and Health Insurance segment due to a change in the individual life insurance dividend scale. The decrease was partially offset by a $0.6 million, or 60% increase in the U.S. Asset Management and Accumulation segment, resulting from an increase in dividends for our pension full-service accumulation products.

Operating expenses increased $33.1 million, or 5%, to $638.6 million for the three months ended June 30, 2002, from $605.5 million for the three months ended June 30, 2001. The increase was primarily due to an $65.7 million, or 63%, increase from the Mortgage Banking segment resulting from an increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and from increased expenses related to growth in the servicing portfolio. The increase was partially offset by a $25.0 million, or 30%, decrease from the International Asset Management and Accumulation segment, in part related to the discontinuation of amortization expense in 2002 as a result of the adoption of SFAS 142. In addition, staff restructuring efforts undertaken by BT Financial Group to reduce ongoing operating expenses resulted in a 27% decrease of staff levels, resulting in a decrease in salary and incentive costs within this segment. In addition, Corporate and Other's operating expenses decreased $11.0 million, or 40%, primarily due to expenses recognized in 2001 related to our demutualization.

Income taxes increased $2.1 million, or 7%, to $33.8 million for the three months ended June 30, 2002, from $31.7 million for the three months ended June 30, 2001. The effective income tax rate was 22% for the three months ended June 30, 2002, and 21% for the three months ended June 30, 2001. The effective income tax rates for the three months ended June 30, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received.

As a result of the foregoing factors, net income increased $1.1 million, or 1%, to $120.2 million for the three months ended June 30, 2002, from $119.1 million for the three months ended June 30, 2001.

For the three months ended June 30, 2002, no non-recurring items were excluded from net income for our presentation of consolidated operating earnings. For the three months ended June 30, 2001, non-recurring items of $10.9 million, net of income taxes, resulted from the negative effects of expenses related to our demutualization.

As a result of the foregoing factors and the exclusion of net realized capital gains (losses), as adjusted and nonrecurring items, operating earnings decreased $0.1 million to $190.2 million for the three months ended June 30, 2002, from $190.3 million for the three months ended June 30, 2001. The decrease resulted from a $20.1 million, or 45%, decrease from the Mortgage Banking segment primarily due to a decrease in earnings from residential mortgage loan production. The decrease was also due to a $14.3 million decrease from the Corporate and Other segment, primarily related to a decrease in average investment yields for the segment. The decreases were partially offset by a $14.0 million, or 16%, increase from the U.S. Asset Management and Accumulation segment, primarily related to improved earnings of our pension operations and from Principal Capital Management. In addition, the decreases were partially offset by a $13.3 million, or 27%, increase from the Life and Health Insurance segment, primarily a result of improved medical and dental loss ratios. An increase of $7.0 million from the International Asset Management and Accumulation segment resulted mostly from improved earnings of Principal International. In addition, BT Financial Group operating earnings increased as a result of reduced operating expenses, in part related to the discontinuation of amortization expense in 2002 as a result of the adoption of SFAS 142.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Premiums and other considerations increased $97.0 million, or 5%, to $2,052.3 million for the six months ended June 30, 2002, from $1,955.3 million for the six months ended June 30, 2001. The increase reflected a $158.9 million, or 48%, increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. The increase was partially offset by a $37.7 million, or 2%, decrease from the Life and Health Insurance segment, primarily due to the classification of revenues from our group universal life insurance product from premiums to fee revenues, ceded premiums from the new group medical reinsurance contract effective January 1, 2002, and the shift in customer preference from individual traditional life insurance products to individual interest-sensitive life insurance products. The increase was also partially offset by a $24.2 million, or 22%, decrease from the International Asset Management and Accumulation segment, primarily resulting from the weakening of the Chilean and Argentine pesos versus the U.S. dollar and to a lesser extent decreased sales of single premium annuities with life contingencies due to market contraction in Chile and prolonged government retention of potential annuitants in Mexico.

Fees and other revenues increased $99.1 million, or 12%, to $955.4 million for the six months ended June 30, 2002, from $856.3 million for the six months ended June 30, 2001. The increase was primarily due to an $88.8 million, or 31%, increase from the Mortgage Banking segment, primarily resulting from an increase in the residential mortgage loan servicing portfolio. The increase was also due to a $26.1 million, or 20%, increase from the Life and Health Insurance segment, primarily related to growth in our individual interest-sensitive life insurance business and the classification of revenues from our group universal life insurance product to fee revenues from premiums. In addition, the increase was related to a $14.6 million, or 5% increase in the U.S. Asset Management and Accumulation segment, primarily resulting from an increase in gains from commercial mortgage-backed securitizations initiated by Principal Capital Management and due to the reclassification of market value and hedging activities from net investment income to fees and other revenue. The increases were partially offset by a $28.0 million, or 20%, decrease from the International Asset Management and Accumulation segment primarily a result of declining assets under management in Australia for the six months ended June 30, 2002, and divestiture of a non-core business in Australia during the latter part of 2001.

Net investment income decreased $47.3 million, or 3%, to $1,638.7 million for the six months ended June 30, 2002, from $1,686.0 million for the six months ended June 30, 2001. The decrease was primarily a result of a decrease in investment yields. The yield on average invested assets and cash was 7.1% for the six months ended June 30, 2002, compared to 7.7% for the six months ended June 30, 2001. This reflects a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales during 2001. In addition, the decrease reflects lower yields on fixed maturity securities due to a decrease in prepayment fee income and to a lesser extent, due to a lower interest rate environment. The decrease in investment yields was partially offset by a $2,517.8 million, or 6%, increase in average invested assets and cash.

Net realized capital gains increased $183.5 million to $6.6 million of net realized capital gains for the six months ended June 30, 2002, from $176.9 million of net realized capital losses for the six months ended June 30, 2001. Net realized capital gains increased during the six months ended June 30, 2002, primarily due to the sale of our remaining stake in Coventry. The realized capital gain was partially offset by other than temporary impairments of certain fixed maturity securities and realized capital losses on the sales of fixed maturity securities. During the six months ended June 30, 2001, we realized capital losses on the sales of equity securities, a result of the decline in the equity markets, the sale of our operations in Spain, and other than temporary declines in value of certain fixed maturity securities.

Benefits, claims and settlement expenses increased $71.9 million, or 3%, to $2,711.1 million for the six months ended June 30, 2002, from $2,639.2 million for the six months ended June 30, 2001. The increase was primarily due to a $124.0 million, or 10%, increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in sales of single premium group annuities with life contingencies. The increase was partially offset by a $50.2 million, or 4%, decrease from the Life and Health Insurance segment due to ceded claims under a new group medical reinsurance agreement; a reduction in group medical insurance business; and improved claim experience partially offset by a reserve established due to the withdrawal of medical products from the Florida small employer market.

Dividends to policyholders decreased $0.2 million to $161.9 million for the six months ended June 30, 2002, from $162.1 million for the six months ended June 30, 2001. The decrease was primarily due to a $2.4 million, or 2%, decrease from the Life and Health Insurance segment due to a change in the individual life insurance dividend scale. The decrease was partially offset by a $2.2 million, or 58%, increase from the U.S. Asset Management and Accumulation segment, resulting from an increase in dividends for our pension full-service accumulation products.

Operating expenses increased $41.2 million, or 3%, to $1,269.4 million for the six months ended June 30, 2002, from $1,228.2 million for the six months ended June 30, 2001. The increase was primarily due to an $149.4 million, or 80%, increase from the Mortgage Banking segment resulting from an increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and from increased expenses related to growth in the servicing portfolio. The increase was partially offset by a $57.2 million, or 32%, decrease from the International Asset Management and Accumulation segment, in part related to the discontinuation of amortization expense in 2002 as a result of the adoption of SFAS 142. In addition, staff restructuring efforts undertaken by BT Financial Group to reduce ongoing operating expenses resulted in a 27% decrease of staff levels, resulting in a decrease in salary and incentive costs within this segment. The increase was also partially offset by a $36.8 million, or 9%, decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in amortization of deferred policy acquisition costs of our pension products due to unlocking. The increase was also offset by an $11.0 million, or 24%, decrease from our Corporate and Other segment primarily due to expenses recognized in 2001 related to our demutualization.

Income taxes increased $88.3 million to $144.4 million for the six months ended June 30, 2002, from $56.1 million for the six months ended June 30, 2001. The effective income tax rate was 28% for the six months ended June 30, 2002, and 19% for the six months ended June 30, 2001. The effective income tax rates for the six months ended June 30, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. The increase in the effective tax rate to 28% for the six months ended June 30, 2002, from 19% for the six months ended June 30, 2001, was primarily due to the greater increase in net income before taxes relative to the increase in our permanent tax differences. In addition, our effective income tax rate was further reduced for the six months ended June 30, 2001, due to additional tax benefits related to excess tax over book capital losses realized from the sale of our operations in Spain.

As a result of the foregoing factors and the inclusion of the cumulative effect of accounting changes, net of related income taxes, net income decreased $139.1 million, or 62%, to $85.3 million for the six months ended June 30, 2002, from $224.4 million for the six months ended June 30, 2001. The cumulative effect of accounting changes, net of related income taxes, were related to our implementation of SFAS 142 in 2002 and Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133") in 2001.

For the six months ended June 30, 2002, non-recurring items of $282.9 million, net of income taxes, included the negative effects of: (1) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million); and (2) expenses related to our demutualization ($2.0 million). For the six months ended June 30, 2001, non-recurring items of $31.4 million, net of income taxes, included the negative effects of: (1) expenses related to our demutualization ($14.8 million); (2) a cumulative effect of accounting change related to our implementation of SFAS 133 ($10.7 million); and (3) an increase in our loss contingency reserve established for sales practices litigation ($5.9 million).

As a result of the foregoing factors and the exclusion of net realized capital gains (losses), as adjusted and nonrecurring items, operating earnings increased $12.7 million, or 3%, to $376.7 million for the six months ended June 30, 2002, from $364.0 million for the six months ended June 30, 2001. The increase resulted from a $25.4 million, or 14%, increase from the U.S. Asset Management and Accumulation segment, primarily related to improved earnings of our pension operations and from Principal Capital Management. In addition, the increase resulted from a $25.1 million, or 28%, increase from the Life and Health Insurance segment, primarily a result of improved medical and dental loss ratios. The increase was also due to a $17.5 million increase from the International Asset Management and Accumulation segment, resulting mostly from improved earnings of BT Financial Group primarily as a result of reduced operating expenses, in part related to the discontinuation of amortization expense in 2002 as a result of the adoption of SFAS 142. The increase was partially offset by a $37.8 million decrease from the Corporate and Other segment, primarily related to a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales experienced in 2001. In addition, the increases were partially offset by a $17.5 million, or 25%, decrease from the Mortgage Banking segment, primarily due to a decrease in earnings from residential mortgage loan servicing.

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

The following table presents segment information as of or for the periods indicated:


                                                      AS OF OR FOR THE THREE             AS OF OR FOR THE SIX
                                                           MONTHS ENDED                      MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  -------------------------------    ------------------------------
                                                      2002              2001             2002             2001
                                                  --------------    -------------    -------------    -------------
                                                                             (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation........     $   1,135.7       $     842.5      $   1,997.8      $   1,858.2
International Asset Management and
   Accumulation...............................           138.1             165.7            259.2            310.1
Life and Health Insurance.....................           984.5             975.8          1,963.0          1,978.2
Mortgage Banking..............................           209.7             173.5            418.4            293.1
Corporate and Other (1).......................             6.7              22.5             17.2             57.5
                                                  --------------    -------------    -------------    -------------
  Total operating revenues....................         2,474.7           2,180.0          4,655.6          4,497.1
Net realized capital losses, including
  recognition of front-end fee revenues and
  certain market value adjustments to fee
  revenues....................................           (94.7)            (95.3)            (2.6)          (176.4)
                                                  --------------    -------------    -------------    -------------
U.S. GAAP REPORTED:
  Total consolidated revenues.................     $   2,380.0       $   2,084.7      $   4,653.0      $   4,320.7
                                                  ==============    =============    =============    =============

OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .......     $     102.1       $      88.1      $     202.3      $     176.9
International Asset Management and
  Accumulation................................             7.6               0.6             12.8             (4.7)
Life and Health Insurance.....................            61.7              48.4            116.0             90.9
Mortgage Banking..............................            24.8              44.9             51.3             68.8
Corporate and Other ..........................            (6.0)              8.3             (5.7)            32.1
                                                  --------------    -------------    -------------    -------------
  Total operating earnings....................           190.2             190.3            376.7            364.0
Net realized capital gains (losses), as
adjusted (2)..................................           (70.0)            (60.3)            (8.5)          (108.2)
Non-recurring items (3).......................             -               (10.9)          (282.9)           (31.4)
                                                  --------------    -------------    -------------    -------------
U.S. GAAP REPORTED:
Net income....................................     $     120.2       $     119.1      $      85.3      $     224.4
                                                  ==============    =============    =============    =============

U.S. GAAP REPORTED NET INCOME (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .......     $      41.7              54.7      $      97.1            125.3
International Asset Management and
  Accumulation...............................             13.2              (0.3)          (254.1)           (25.9)
Life and Health Insurance.....................            40.9              44.3             80.1             86.3
Mortgage Banking..............................            24.8              44.9             51.3             68.8
Corporate and Other ..........................            (0.4)            (24.5)           110.9            (30.1)
                                                  --------------    -------------    -------------    -------------
  Total net income ...........................     $     120.2       $     119.1      $      85.3      $     224.4
                                                  ==============    =============    =============    =============

TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation (4)....    $   69,752.1       $  66,182.4      $  69,752.1      $  66,182.4
International Asset Management and
  Accumulation................................         4,794.6           4,919.6          4,794.6          4,919.6
Life and Health Insurance.....................        11,132.5          10,637.2         11,132.5         10,637.2
Mortgage Banking..............................         2,965.3           2,168.9          2,965.3          2,168.9
Corporate and Other (5).......................         1,548.9           1,321.6          1,548.9          1,321.6
                                                  --------------    -------------    -------------    -------------
  Total assets................................     $  90,193.4       $  85,229.7      $  90,193.4      $  85,229.7
                                                  ==============    =============    =============    =============

(1) Includes inter-segment eliminations primarily related to internal investment management fee revenues, commission fee revenues paid to U.S. Asset Management and Accumulation agents for selling Life and Health Insurance segment insurance products, and real estate joint venture rental income. In 2001, the Corporate and Other segment reported rental income from real estate joint ventures for office space used by other segments.

(2) Net realized capital gains (losses), as adjusted, are net of income taxes, capital gains distributed to customers, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and certain market value adjustments to fee revenues, as follows:

                                                          FOR THE THREE          FOR THE SIX
                                                           MONTHS ENDED         MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                     ----------------------  ----------------------
                                                        2002        2001        2002        2001
                                                     ----------  ----------  ----------  ----------
                                                                       (IN MILLIONS)



Net realized capital gains (losses)................  $  (91.5)   $  (96.0)   $    6.6    $ (176.9)
Certain market value adjustments to fee revenues         (4.6)        -         (13.2)        -
Recognition of front-end fee revenues..............       1.4         0.7         4.0         0.5
                                                     ----------  ----------  ----------  ----------
  Net realized capital gains (losses),
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues ...................     (94.7)      (95.3)       (2.6)     (176.4)
Amortization of deferred policy acquisition
  costs related to net realized capital gains
    (losses).......................................       1.4         2.9        12.3         3.9
Capital gains distributed to customers.............     (21.8)        -         (21.8)        -
                                                     ----------  ----------  ----------  ----------
  Net realized capital gains (losses),
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues, net of related
    amortization of deferred policy acquisition
    costs and capital gains distributed to
    customers......................................    (115.1)      (92.4)      (12.1)     (172.5)
Income tax effect .................................      45.1        32.1         3.6        64.3
                                                     ----------  ----------  ----------  ----------
  Net realized capital gains (losses), as
  adjusted.........................................  $  (70.0)    $ (60.3)   $   (8.5)   $ (108.2)

(3) For the three months ended June 30, 2002, no non-recurring items were excluded from net income for our presentation of consolidated operating earnings. For the three months ended June 30, 2001, non-recurring items of $10.9 million, net of income taxes resulted from the negative effects of expenses related to our demutualization. For the six months ended June 30, 2002, we excluded $282.9 million of non-recurring items, net of income taxes, including the negative effects of: (1) a cumulative effect of accounting change related to the implementation of SFAS 142 ($280.9 million); and (2) expenses related to the demutualization ($2.0 million). For the six months ended June 30, 2001, we excluded $31.4 million of non-recurring items, net of income taxes, including the negative effects of: (1) expenses related to our demutualization ($14.8 million); (2) a cumulative effect of change in accounting principle related to our implementation of SFAS 133 ($10.7 million); and (3) an increase to a loss contingency reserve established for sales practices litigation ($5.9 million).

(4) U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group, Inc. stock allocated to a separate account, a result of the demutualization. The value of the separate account was $1.2 billion at June 30, 2002. Activity of the separate account was reflected in both separate account assets and separate account liabilities and did not impact our results of operations.

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

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:


                                                      FOR THE THREE                       FOR THE SIX
                                                       MONTHS ENDED                      MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                              -------------------------------    ------------------------------
                                                  2002              2001             2002             2001
                                              --------------   --------------    --------------  --------------
                                                                       (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues(1):
  Premiums and other considerations.........  $     379.3      $      80.5       $     488.9     $     330.0
  Fees and other revenues...................        171.4            152.3             345.1           320.8
  Net investment income.....................        585.0            609.7           1,163.8         1,207.4
                                              --------------   --------------    --------------  --------------
    Total operating revenues................      1,135.7            842.5           1,997.8         1,858.2

Expenses:
  Benefits, claims and settlement expenses,
    including dividends to policyholders....        821.5            550.7           1,369.1         1,242.9
  Operating expenses........................        183.5            185.3             371.0           399.5
                                              --------------   --------------    --------------  --------------
    Total expenses..........................      1,005.0            736.0           1,740.1         1,642.4
                                              --------------   --------------    --------------  --------------
Pre-tax operating earnings..................        130.7            106.5             257.7           215.8
Income taxes................................         28.6             18.4              55.4            38.9
                                              --------------   --------------    --------------  --------------
Operating earnings..........................        102.1             88.1             202.3           176.9

Net realized capital gains (losses), as
  adjusted..................................        (60.4)           (33.4)           (105.2)          (40.8)
Non-recurring items.........................          -                -                 -             (10.8)
                                              --------------   --------------    --------------  --------------
U. S. GAAP REPORTED:
Net income..................................  $      41.7      $      54.7       $      97.1     $     125.3
                                              ==============   ==============    ==============  ==============

------------
(1) Excludes net realized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Premiums and other considerations increased $298.8 million, to $379.3 million for the three months ended June 30, 2002, from $80.5 million for the three months ended June 30, 2001. The increase primarily resulted from a $294.6 million increase in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment, and the ability to attract new sales.

Fees and other revenues increased $19.1 million, or 13%, to $171.4 million for the three months ended
June 30, 2002, from $152.3 million for the three months ended June 30, 2001. The increase primarily resulted from a $14.7 million increase in Principal Capital Management due to investment management and transaction fees; reclassification of market value and hedging activities from net investment income to fees and other revenue; and gains from commercial mortgage-backed securitizations. Furthermore, pension full-service accumulation experienced a $5.2 million increase in other revenues due to the adverse impacts of market value adjustments in 2001.

Net investment income decreased $24.7 million, or 4%, to $585.0 million for the three months ended June 30, 2002, from $609.7 million for the three months ended June 30, 2001. The average yield on invested assets and cash was 6.7% for the three months ended June 30, 2002, compared to 7.2% for the three months ended June 30, 2001. The decrease reflects lower yields due to a decrease in prepayment fee income and to a lesser extent, due to a lower interest rate environment. The decrease was partially offset by a $1,016.3 million, or 3%, increase in average invested assets and cash.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $270.8 million, or 49%, to $821.5 million for the three months ended June 30, 2002, from $550.7 million for the three months ended June 30, 2001. The increase primarily resulted from a $302.2 million increase in pension full-service payout sales of single premium group annuities with life contingencies. Partially offsetting this increase were decreases in interest credited of $24.2 million in the pension full-service accumulation line of business and $15.5 million in the pension investment only products.

Operating expenses decreased $1.8 million, or 1%, to $183.5 million for the three months ended June 30, 2002, from $185.3 million for the three months ended June 30, 2001. The decrease primarily resulted from a $3.6 million decrease in pension operating expenses which include a $6.6 million reduction in compensation expenses as a result of lower staff levels in 2002, partially offset by a $2.9 million increase in the net impact of deferred policy acquisition costs ("DPAC"). Further offsetting the overall decrease was a $1.9 million increase in individual annuity operating expenses primarily related to higher DPAC amortization resulting from the unlocking impacts of the poor stock market performance and increased lapse rates.

Income taxes increased $10.2 million, or 55%, to $28.6 million for the three months ended June 30, 2002, from $18.4 million for the three months ended June 30, 2001. The effective income tax rate for this segment was 22% for the three months ended June 30, 2002, and 17% for the three months ended June 30, 2001. The effective income tax rates for the three months ended June 30, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $14.0 million, or 16%, to $102.1 million for the three months ended June 30, 2002, from $88.1 million for the three months ended June 30, 2001.

Net realized capital losses, as adjusted, increased $27.0 million, or 81%, to $60.4 million for the three months ended June 30, 2002, from $33.4 million for the three months ended June 30, 2001. The increase includes realized capital losses related to other than temporary declines in the value of certain fixed maturity securities for the three months ended June 30, 2002.

As a result of the foregoing factors, net income decreased $13.0 million, or 24%, to $41.7 million for the three months ended June 30, 2002, from $54.7 million for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Premiums and other considerations increased $158.9 million, or 48%, to $488.9 million for the six months ended June 30, 2002, from $330.0 million for the six months ended June 30, 2001. The increase primarily resulted from a $144.1 million increase in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment, and the ability to attract new sales.

Fees and other revenues increased $24.3 million, or 8%, to $345.1 million for the six months ended June 30, 2002, from $320.8 million for the six months ended June 30, 2001. This increase was primarily due to an increase of $20.9 million of fees from Principal Capital Management due to gains from commercial mortgage-backed securitizations; a reclassification of market value and hedging activities from net investment income to fees and other revenue; and an increase in investment management and transaction fees.

Net investment income decreased $43.6 million, or 4%, to $1,163.8 million for the six months ended June 30, 2002, from $1,207.4 million for the six months ended June 30, 2001. The average yield on invested assets and cash was 6.7% for the six months ended June 30, 2002, compared to 7.3% for the six months ended June 30, 2001. The decrease reflects lower yields due to a decrease in prepayment fee income and to a lesser extent, due to a lower interest rate environment. The decrease was partially offset by a $1,718.7 million, or 5%, increase in average invested assets and cash.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $126.2 million, or 10%, to $1,369.1 million for the six months ended June 30, 2002, from $1,242.9 million for the six months ended June 30, 2001. The increase primarily resulted from a $163.6 million increase in pension full-service payout sales of single premium group annuities with life contingencies. Partially offsetting this increase were decreases in interest credited of $32.7 million in the pension full-service accumulation line of business and $25.1 million in the pension investment only products.

Operating expenses decreased $28.5 million, or 7%, to $371.0 million for the six months ended June 30, 2002, from $399.5 million for the six months ended June 30, 2001. A decrease of $25.6 million from our pension products was due to a decrease in the amortization of DPAC from unlocking to reflect changes in assumptions for equity market performance and lapse rates in 2001, and changes in acquisition compensation in 2002. In addition, pension compensation expenses decreased $4.6 million due to reductions in staff levels. The decreases were offset by a $4.2 million increase in mutual fund operating expenses. This increase primarily relates to increased commission expense generated from sales of the variable life and annuity contracts. Of this increase, $1.5 million relates to sales within the segment and is eliminated at an operating segment level.

Income taxes increased $16.5 million, or 42%, to $55.4 million for the six months ended June 30, 2002, from $38.9 million for the six months ended June 30, 2001. The effective income tax rate for this segment was 21% for the six months ended June 30, 2002, and 18% for the six months ended June 30, 2001. The effective income tax rates for the six months ended June 30, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $25.4 million, or 14%, to $202.3 million for the six months ended June 30, 2002, from $176.9 million for the six months ended June 30, 2001.

Net realized capital losses, as adjusted, increased $64.4 million, to $105.2 million for the six months ended June 30, 2002, from $40.8 million for the six months ended June 30, 2001. The increase includes realized capital losses related to other than temporary declines in the value of certain fixed maturity securities and sales of fixed maturity securities for the six months ended June 30, 2002.

As a result of the foregoing factors and the inclusion of non-recurring items for the six months ended June 30, 2001, net income decreased $28.2 million, or 23%, to $97.1 million for the six months ended June 30, 2002, from $125.3 million for the six months ended June 30, 2001. For the six months ended June 30, 2001, net income included the negative effect of non-recurring items totaling $10.8 million, net of income taxes, related to a cumulative effect of accounting change related to our implementation of SFAS 133.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the International Asset Management and Accumulation segment for the periods indicated:

                                                  FOR THE THREE                  FOR THE SIX
                                                  MONTHS ENDED                   MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                         ----------------------------    ---------------------------
                                             2002             2001            2002         2001
                                         -------------   ------------    ------------   ------------
                                                                 (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other considerations..    $      44.6     $     63.6      $     85.8     $    110.0
  Fees and other revenues............           56.1           67.6           111.5          139.5
  Net investment income..............           37.4           34.5            61.9           60.6
                                         -------------   ------------    ------------   ------------
    Total operating revenues.........          138.1          165.7           259.2          310.1

Expenses:
   Benefits, claims and settlement
    expenses.........................           66.5           82.1           119.2          139.6
   Operating expenses................           58.9           83.9           120.3          177.5
                                         -------------   ------------    ------------   ------------
    Total expenses...................          125.4          166.0           239.5          317.1
                                         -------------   ------------    ------------   ------------
Pre-tax operating earnings (loss)....           12.7           (0.3)           19.7           (7.0)
Income taxes (benefits)..............            5.1           (0.9)            6.9           (2.3)
                                         -------------   ------------    ------------   ------------
Operating earnings (loss)............            7.6            0.6            12.8           (4.7)

Net realized capital gains (losses),
  as adjusted........................            5.6           (0.9)            9.4          (21.2)
Non-recurring items..................            -              -            (276.3)           -
                                         -------------   ------------    ------------   ------------
U. S. GAAP REPORTED:
Net income (loss)....................    $      13.2     $     (0.3)     $   (254.1)    $    (25.9)
                                         =============   ============    ============   ============

------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Premiums and other considerations decreased $19.0 million, or 30%, to $44.6 million for the three months ended June 30, 2002, from $63.6 million for the three months ended June 30, 2001. A decrease of $10.3 million in Chile was primarily a result of decreased sales of single premium annuities with life contingencies due to market contraction and to a lesser extent the weakening of the Chilean peso versus the U.S. dollar. A decrease of $5.2 million in Argentina was primarily due to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment. A net decrease of $3.3 million in Mexico was the result of decreased sales of single premium annuities with life contingencies due to prolonged government retention of potential annuitants, which were partially offset by increased sales of group annuities.

Fees and other revenues decreased $11.5 million, or 17%, to $56.1 million for the three months ended June 30, 2002, from $67.6 million for the three months ended June 30, 2001. A decrease of $14.8 million of fee revenues generated by BT Financial Group resulted from declining assets under management and a changing product mix for the three months ended June 30, 2002, and divestiture of a non-core business in the latter part of 2001. The decrease was offset by a $3.3 million increase in Principal International fee revenues, primarily a result of an increase in the number of retirement plan participants in Mexico

Net investment income increased $2.9 million, or 8%, to $37.4 million for the three months ended June 30, 2002, from $34.5 million for the three months ended June 30, 2001. An increase of $2.9 million from Principal International primarily related to an increase in average invested assets and cash. The yield on average invested assets and cash was 10.0% for the three months ended June 30, 2002, compared to 11.3% for the three months ended June 30, 2001, reflecting the negative impact of investing in higher quality, lower yielding fixed maturity securities in Argentina.

Benefits, claims and settlement expenses decreased $15.6 million, or 19%, to $66.5 million for the three months ended June 30, 2002, from $82.1 million for the three months ended June 30, 2001. A $10.9 million decrease in Chile was a result of a decrease in reserve changes due to lower sales and a result of the weakening of the Chilean peso versus the U.S. dollar. A decrease of $4.5 million in Argentina primarily related to the weakening of the Argentine peso versus the U.S. dollar.

Operating expenses decreased $25.0 million, or 30%, to $58.9 million for the three months ended June 30, 2002, from $83.9 million for the three months ended June 30, 2001. Operating expenses incurred by BT Financial Group decreased $19.7 million, in part related to the discontinuation of amortization expense in 2002 as a result of the adoption of SFAS 142. In addition, staff restructuring efforts undertaken by BT Financial Group to reduce ongoing operating expenses resulted in a 27% decrease of staff levels, resulting in a decrease in salary and incentive costs. Operating expenses also decreased $5.3 million related to the operations of Principal International.

Income taxes increased $6.0 million to $5.1 million of income tax expense for the three months ended June 30, 2002, from a $0.9 million income tax benefit for the three months ended June 30, 2001. A $4.3 million increase in Principal International was primarily due to an increase in pre-tax operating earnings. A $1.7 million increase was primarily due to an increase in pre-tax operating earnings from BT Financial Group.

As a result of the foregoing factors, operating earnings increased $7.0 million to $7.6 million for the three months ended June 30, 2002, from $0.6 million for the three months ended June 30, 2001.

Net realized capital gains (losses), as adjusted, increased $6.5 million to $5.6 million of net realized capital gains for the three months ended June 30, 2002, from $0.9 million of net realized capital losses for the three months ended June 30, 2001. An increase of $3.8 million resulted primarily from gains realized on the sale of fixed maturity securities in Chile. An increase of $3.0 million in Argentina primarily related to gains realized on the remeasurement of assets and liabilities denominated in currencies other than the Argentine peso.

As a result of the foregoing factors, net income increased $13.5 million to $13.2 million for the three months ended June 30, 2002, from a net loss of $0.3 million for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Premiums and other considerations decreased $24.2 million, or 22%, to $85.8 million for the six months ended June 30, 2002, from $110.0 million for the six months ended June 30, 2001. A decrease of $11.0 million in Chile was primarily a result of the weakening of the Chilean peso versus the U.S. dollar and to a lesser extent decreased sales of single premium annuities with life contingencies due to market contraction. A net decrease of $6.7 million in Mexico was the result of decreased sales of single premium annuities with life contingencies due to prolonged government retention of potential annuitants, which were partially offset by increased sales of group annuities. In addition, a $6.0 million decrease in Argentina was primarily due to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment.

Fees and other revenues decreased $28.0 million, or 20%, to $111.5 million for the six months ended June 30, 2002, from $139.5 million for the six months ended June 30, 2001. A decrease of $32.7 million of fee revenues generated by BT Financial Group resulted from declining assets under management and a changing product mix for the six months ended June 30, 2002, and divestiture of a non-core business in the latter part of 2001. The decrease was offset by a $4.7 million increase in Principal International fee revenues, primarily a result of an increase in the number of retirement plan participants in Mexico and an increase in assets under management generated by Hong Kong.

Net investment income increased $1.3 million, or 2%, to $61.9 million for the six months ended June 30, 2002, from $60.6 million for the six months ended June 30, 2001. An increase of $2.1 million from Principal International primarily related to an increase in average invested assets and cash. The yield on average invested assets and cash was 8.0% for the six months ended June 30, 2002, compared to 9.7% for the six months ended June 30, 2001, reflecting the impact of deflation on nominal yields in Chile, which, as discussed in the next paragraph, was offset by a corresponding decrease in reserve changes.

Benefits, claims and settlement expenses decreased $20.4 million, or 15%, to $119.2 million for the six months ended June 30, 2002, from $139.6 million for the six months ended June 30, 2001. A $16.4 million decrease in Chile was a result of a decrease in reserve changes to reflect the impact of deflation adjustments and a result of the weakening of the Chilean peso versus the U.S. dollar. A decrease of $4.8 million in Argentina primarily related to the weakening of the Argentine peso versus the U.S. dollar.

Operating expenses decreased $57.2 million, or 32%, to $120.3 million for the six months ended June 30, 2002, from $177.5 million for the six months ended June 30, 2001. Operating expenses incurred by BT Financial Group decreased $50.5 million, in part related to the discontinuation of amortization expense in 2002 as a result of the adoption of SFAS 142. In addition, staff restructuring efforts undertaken by BT Financial Group to reduce ongoing operating expenses resulted in a 27% decrease of staff levels, resulting in a decrease in salary and incentive costs.

Income taxes increased $9.2 million to $6.9 million of income tax expense for the six months ended June 30, 2002, from a $2.3 million income tax benefit for the six months ended June 30, 2001. A $5.0 million increase was primarily due to an increase in pre-tax operating earnings from BT Financial Group. A $4.2 million increase in Principal International was primarily due to an increase in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings increased $17.5 million to $12.8 million of operating earnings for the six months ended June 30, 2002, from a $4.7 million operating loss for the six months ended June 30, 2001.

Net realized capital gains (losses), as adjusted, increased $30.6 million to $9.4 million of net realized capital gains for the six months ended June 30, 2002, from $21.2 million of net realized capital losses for the six months ended June 30, 2001. The increase was primarily due to a $21.0 million after-tax net realized capital loss on the February 2001 sale of our operations in Spain. In addition, a $6.8 million increase resulted primarily from gains realized on the sale of fixed maturity securities in Chile for the six months ended June 30, 2002.

As a result of the foregoing factors and the inclusion of non-recurring items for the six months ended June 30, 2002, net loss increased $228.2 million to $254.1 million for the six months ended June 30, 2002, from $25.9 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, net loss included the effect of non-recurring items totaling $276.3 million, net of income taxes, related to the negative impact of the cumulative effect of accounting change, a result of our implementation of SFAS 142.

LIFE AND HEALTH INSURANCE SEGMENT

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                         FOR THE THREE                     FOR THE SIX
                                                         MONTHS ENDED                      MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                 ------------------------------    -----------------------------
                                                     2002             2001            2002             2001
                                                 --------------   -------------    ------------     ------------
                                                                         (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations........       $    742.7       $    747.0       $ 1,477.6        $ 1,515.3
  Fees and other revenues..................             78.0             64.0           155.0            128.9
  Net investment income....................            163.8            164.8           330.4            334.0
                                                 --------------   -------------    ------------     ------------
     Total operating revenues..............            984.5            975.8         1,963.0          1,978.2

Expenses:
  Benefits, claims and settlement expenses.            600.7            615.4         1,210.2          1,260.4
  Dividends to policyholders...............             77.9             80.1           155.9            158.3
  Operating expenses.......................            211.1            207.4           419.5            422.6
                                                 --------------   -------------    ------------     ------------
     Total expenses........................            889.7            902.9         1,785.6          1,841.3
                                                 --------------   -------------    ------------     ------------
Pre-tax operating earnings.................             94.8             72.9           177.4            136.9
Income taxes...............................             33.1             24.5            61.4             46.0
                                                 --------------   -------------    ------------     ------------
Operating earnings.........................             61.7             48.4           116.0             90.9

Net realized capital gains (losses), as
  adjusted.................................            (20.8)            (4.1)          (31.3)            (4.7)
Non-recurring items........................              -                -              (4.6)             0.1
                                                 --------------   -------------    ------------     ------------
U.S. GAAP REPORTED:
Net income.................................       $     40.9       $     44.3       $    80.1        $    86.3
                                                 ==============   =============    ============     ============

------------
(1) Excludes net realized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Premiums and other considerations decreased $4.3 million, or 1%, to $742.7 million for the three months ended June 30, 2002, from $747.0 million for the three months ended June 30, 2001. Individual life insurance premiums decreased $7.2 million, reflecting a continued shift in customer preference from traditional life insurance products to interest-sensitive life insurance products and the increased use of reinsurance. Group life insurance premiums decreased $7.0 million, due to the classification of revenues from our group universal life insurance product from premium to fee revenues. The decreases were partially offset by an $8.6 million increase in group medical premiums, primarily due to premium rate increases which more than offset a decline in covered members, as well as a reduction due to premiums ceded under a reinsurance agreement effective January 1, 2002.

Fees and other revenues increased $14.0 million, or 22%, to $78.0 million for the three months ended June 30, 2002, from $64.0 million for the three months ended June 30, 2001. Fee revenues from individual interest-sensitive life insurance products increased $7.2 million, primarily the result of the continued shift in customer preference, as previously discussed. Group life insurance fee revenues increased $6.8 million primarily due to the classification of revenues from our group universal life insurance product to fee revenues from premiums. Fee revenues from our group fee-for-service business increased $2.3 million, primarily due to additional services provided to our customers and price increases. The increases were partially offset by a $2.9 million decrease in individual traditional life insurance fee revenues, primarily related to classifying fees from reinsurance ceded as an offset to operating expenses. The fees from reinsurance were previously reported as fee revenues.

Net investment income decreased $1.0 million, or 1%, to $163.8 million for the three months ended June 30, 2002, from $164.8 million for the three months ended June 30, 2001. The decrease reflects lower average investment yields due in part to an overall lower interest rate environment. The yield on average invested assets and cash was 7.2% for the three months ended June 30, 2002, compared to 7.4% for the three months ended June 30, 2001. The decrease was partially offset by a $215.6 million, or 2%, increase in average invested assets and cash.

Benefits, claims and settlement expenses decreased $14.7 million, or 2%, to $600.7 million for the three months ended June 30, 2002, from $615.4 million for the three months ended June 30, 2001. Group medical insurance benefits, claims and settlement expenses decreased $15.0 million, primarily due to ceded claims under a new reinsurance agreement and a reduction in group medical insurance business. Individual traditional life insurance benefits, claims, and settlement expenses decreased $5.5 million primarily due to lower reserve increases due to the decrease in premium. Partially offsetting the decreases was an increase in benefits, claims and settlement expenses for individual interest-sensitive life insurance products of $7.8 million, primarily due to an increase in interest credited related to growth of the business and an increase in death claims.

Dividends to policyholders decreased $2.2 million, or 3%, to $77.9 million for the three months ended June 30, 2002, from $80.1 million for the three months ended June 30, 2001. The decrease was due to a change in the individual life insurance dividend scale.

Operating expenses increased $3.7 million, or 2%, to $211.1 million for the three months ended June 30, 2002, from $207.4 million for the three months ended June 30, 2001. Group life and health insurance operating expenses increased $6.1 million, primarily due to higher commissions and expenses related to growth in premiums and fee- for-service income. The increase was partially offset by a $2.4 million decrease in individual life and disability insurance operating expenses primarily due to classifying fees received from reinsurance ceded as an offset to operating expenses. The decreases in individual life and disability insurance operating expenses were partially offset by increased compensation costs related to our distribution system.

Income taxes increased $8.6 million, or 35%, to $33.1 million for the three months ended June 30, 2002, from $24.5 million for the three months ended June 30, 2001. The effective income tax rate for the segment was 35% for the three months ended June 30, 2002 and 34% for the three months ended June 30, 2001. The effective income tax rate for the three months ended June 30, 2001, was lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $13.3 million, or 27%, to $61.7 million for the three months ended June 30, 2002, from $48.4 million for the three months ended June 30, 2001.

Net realized capital losses, as adjusted, increased $16.7 million to $20.8 million for the three months ended June 30, 2002, from $4.1 million for the three months ended June 30, 2001. The increase includes realized capital losses related to other than temporary declines in the value of certain fixed maturity securities partially offset by realized capital gains on the sales of fixed maturity securities for the three months ended June 30, 2002.

As a result of the foregoing factors, net income decreased $3.4 million, or 8%, to $40.9 million for the three months ended June 30, 2002, from $44.3 million for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Premiums and other considerations decreased $37.7 million, or 2%, to $1,477.6 million for the six months ended June 30, 2002, from $1,515.3 million for the six months ended June 30, 2001. Group life insurance premiums decreased $19.5 million, primarily due to the classification of revenues from our group universal life insurance product from premium to fee revenues and the loss of a large customer in late 2000, resulting in a loss of premium after March 31, 2001. Individual life insurance premiums decreased $16.0 million, reflecting a continued shift in customer preference from traditional life insurance products to interest-sensitive life insurance products and the increased use of reinsurance.

Fees and other revenues increased $26.1 million, or 20%, to $155.0 million for the six months ended June 30, 2002, from $128.9 million for the six months ended June 30, 2001. Fee revenues from individual interest-sensitive life insurance products increased $14.6 million, primarily a result of the continued shift in customer preference, as previously discussed. Group life insurance fee revenues increased $13.8 million primarily due to the classification of revenues from our group universal life insurance product to fee revenues from premiums. Fee revenues from our group fee-for-service business increased $5.9 million, primarily due to additional services provided to existing customers and price increases. The increases were partially offset by a $7.6 million decrease in individual traditional life insurance fee revenues, primarily related to classifying fees received from reinsurance ceded as an offset to operating expenses. The fees from reinsurance were previously reported as fee revenues.

Net investment income decreased $3.6 million, or 1%, to $330.4 million for the six months ended June 30, 2002, from $334.0 million for the six months ended June 30, 2001. The decrease reflects lower average investment yields due in part to an overall lower interest rate environment. The yield on average invested assets and cash was 7.3% for the six months ended June 30, 2002, compared to 7.5% for the six months ended June 30, 2001. The decrease was partially offset by a $206.2 million, or 2%, increase in average invested assets and cash.

Benefits, claims and settlement expenses decreased $50.2 million, or 4%, to $1,210.2 million for the six months ended June 30, 2002, from $1,260.4 million for the six months ended June 30, 2001. Group medical insurance benefits, claims and settlement expenses decreased $38.3 million, due to ceded claims under a new reinsurance agreement; a reduction in group medical insurance business; and improved claim experience, partially offset by a reserve established due to the withdrawal of medical products from the Florida small employer market. Individual traditional life insurance benefits, claims, and settlement expenses decreased $13.7 million primarily due to lower death claims and a lower reserve increase related to the decrease in premium. Group dental insurance benefits, claims and settlement expenses decreased $11.5 million due to improved claim experience and a decline in business. Partially offsetting the decreases was a $7.7 million increase in individual interest sensitive life insurance benefits, claims, and settlement expenses primarily due to growth in the business.

Dividends to policyholders decreased $2.4 million to $155.9 million for the six months ended June 30, 2002, from $158.3 million for the six months ended June 30, 2001. The decrease was due to a change in the individual life insurance dividend scale.

Operating expenses decreased $3.1 million, or 1%, to $419.5 million for the six months ended June 30, 2002, from $422.6 million for the six months ended June 30, 2001. Group life and health insurance operating expenses decreased $2.6 million, primarily due to several one-time expenses in 2001. Individual life and disability insurance operating expenses decreased $0.5 million primarily due to classifying fees received from reinsurance ceded from fees to operating expense in 2002, but was partially offset by an increase in compensation costs related to our distribution system.

Income taxes increased $15.4 million, or 33%, to $61.4 million for the six months ended June 30, 2002, from $46.0 million for the six months ended June 30, 2001. The effective income tax rate for the segment was 35% for the six months ended June 30, 2002 and 34% for the six months ended June 30, 2001. The effective income tax rate for the six months ended June 30, 2001, was lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $25.1 million, or 28%, to $116.0 million for the six months ended June 30, 2002, from $90.9 million for the six months ended June 30, 2001.

Net realized capital losses, as adjusted, increased $26.6 million to $31.3 million for the six months ended June 30, 2002, from $4.7 million for the six months ended June 30, 2001. The increase includes realized capital losses related to other than temporary declines in the value of certain fixed maturity securities and sales of fixed maturity securities for the six months ended June 30, 2002.

As a result of the foregoing factors and the inclusion of non-recurring items, net income decreased $6.2 million, or 7%, to $80.1 million for the six months ended June 30, 2002, from $86.3 million for the six months ended June 30, 2001. Non-recurring items for the six months ended June 30, 2002, had a negative impact on net income of $4.6 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS 142. Non-recurring items for the six months ended June 30, 2001, had a positive impact on net income of $0.1 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS 133.

MORTGAGE BANKING SEGMENT

The following table presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                                     FOR THE THREE                    FOR THE SIX
                                                      MONTHS ENDED                    MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                               ---------------------------    -----------------------------
                                                  2002            2001           2002             2001
                                               -----------     -----------    ------------     ------------
                                                                      (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
  Loan servicing.....................           $ 152.5         $  92.1        $  280.1         $  181.0
  Loan production....................              57.2            81.4           138.3            112.1
                                               -----------     -----------    ------------     ------------
    Total operating revenues.........             209.7           173.5           418.4            293.1

Expenses:
  Loan servicing.....................             130.9            69.9           258.8            129.5
  Loan production....................              39.2            34.5            77.9             57.8
                                               -----------     -----------    ------------     ------------
    Total expenses...................             170.1           104.4           336.7            187.3
                                               -----------     -----------    ------------     ------------
Pre-tax operating earnings...........              39.6            69.1            81.7            105.8
Income taxes.........................              14.8            24.2            30.4             37.0
                                               -----------     -----------    ------------     ------------
Operating earnings...................              24.8            44.9            51.3             68.8

Net realized capital gains (losses),
  as adjusted........................               -               -               -                -
Non-recurring items..................               -               -               -                -
                                               -----------     -----------    ------------     ------------
U.S. GAAP REPORTED:
Net income...........................           $  24.8         $  44.9        $  51.3          $   68.8
                                               ===========     ===========    ============     ============

------------
(1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Total operating revenues increased $36.2 million, or 21%, to $209.7 million for the three months ended June 30, 2002, from $173.5 million for the three months ended June 30, 2001. A $60.4 million increase in residential mortgage loan servicing revenues reflects the growth in loan servicing portfolio. The average balance of the servicing portfolio was $93.2 billion for the three months ended June 30, 2002, compared to $60.6 billion for the same period a year ago. In addition, mortgage loan servicing revenues increased due to a gain on the sale of approximately $300.0 million of delinquent Government National Mortgage Association ("GNMA") loans during the three months ended June 30, 2002. This sale generated revenues of $15.0 million in 2002 with no corresponding sale of loans in 2001. Residential mortgage loan production revenues decreased $24.2 million primarily due to the decrease in revenue from secondary marketing activities, the process by which Mortgage Banking pools and sells loans. Furthermore, mortgage loan production declined to $9.1 billion for the three months ended June 30, 2002, compared to $10.5 billion for the same period a year ago.

Total expenses increased $65.7 million, or 63%, to $170.1 million for the three months ended June 30, 2002, from $104.4 million for the three months ended June 30, 2001. A $61.0 million increase in residential mortgage loan servicing expenses resulted from a $32.1 million increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and from increased expenses related to growth in the servicing portfolio. Residential mortgage loan production expenses increased $4.7 million, representing growth experienced in the wholesale and mortgage direct production channels.

Income taxes decreased $9.4 million, or 39%, to $14.8 million for the three months ended June 30, 2002, from $24.2 million for the three months ended June 30, 2001. The decrease in income taxes primarily resulted from a decrease in pre-tax operating earnings. The effective income tax rate for this segment was 37% for the three months ended June 30, 2002, and 35% for the three months ended June 30, 2001. The effective income tax rate for the three months ended June 30, 2002, was higher than the corporate income tax rate of 35% due to the allocation of deferred state taxes.

As a result of the foregoing factors, operating earnings and net income decreased $20.1 million, or 45%, to $24.8 million for the three months ended June 30, 2002, from $44.9 million for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Total operating revenues increased $125.3 million, or 43%, to $418.4 million for the six months ended June 30, 2002, from $293.1 million for the six months ended June 30, 2001. A $99.1 million increase in residential mortgage loan servicing revenues reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $89.2 billion for the six months ended June 30, 2002, compared to $58.8 billion for the same period a year ago. In addition, mortgage loan servicing revenues increased due to a gain on the sale of approximately $300.0 million of delinquent GNMA loans during the second quarter of 2002. This sale generated revenues of $15.0 million in 2002 with no corresponding sale of loans in 2001. Residential mortgage loan production revenues increased $26.2 million primarily due to an increase in mortgage loan production, which increased to $19.1 billion for the six months ended June 30, 2002, compared to $15.4 billion for the same period a year ago. The increase in residential mortgage loan production revenues was partially offset by a decrease in revenue from secondary marketing activities, the process by which Mortgage Banking pools and sells loans.

Total expenses increased $149.4 million, or 80%, to $336.7 million for the six months ended June 30, 2002, from $187.3 million for the six months ended June 30, 2001. A $129.3 million increase in residential mortgage loan servicing expenses resulted from a $73.4 million increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and from increased expenses related to growth in the servicing portfolio. Residential mortgage loan production expenses increased $20.1 million, reflecting the increase in residential mortgage loan production volume.

Income taxes decreased $6.6 million, or 18%, to $30.4 million for the six months ended June 30, 2002, from $37.0 million for the six months ended June 30, 2001. The decrease in income taxes primarily resulted from a decrease in pre-tax operating earnings. The effective income tax rate for this segment was 37% for the six months ended June 30, 2002, and 35% for the six months ended June 30, 2001. The effective income tax rate for the six months ended June 30, 2002, was higher than the corporate income tax rate of 35% due to the allocation of deferred state taxes.

As a result of the foregoing factors, operating earnings and net income decreased $17.5 million, or 25%, to $51.3 million for the six months ended June 30, 2002, from $68.8 million for the six months ended June 30, 2001.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

                                                           FOR THE THREE                     FOR THE SIX
                                                            MONTHS ENDED                    MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                     ---------------------------     ----------------------------
                                                        2002            2001            2002            2001
                                                     ------------    -----------     -----------     ------------
                                                                            (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues (1):
         Total operating revenues..............       $     6.7       $   22.5        $   17.2        $    57.5

Expenses:
         Total expenses........................            15.4           10.8            27.9             13.5
                                                     ------------    ------------    -----------     ------------
Pre-tax operating earnings (loss)..............            (8.7)          11.7           (10.7)            44.0
Income taxes (benefits)........................            (2.7)           3.4            (5.0)            11.9
                                                     ------------    ------------    -----------     ------------
Operating earnings (loss)......................            (6.0)           8.3            (5.7)            32.1

Net realized capital gains (losses), as adjusted            5.6          (21.9)          118.6            (41.5)
Non-recurring items............................             -            (10.9)           (2.0)           (20.7)
                                                     ------------    ------------    -----------     ------------
U.S. GAAP REPORTED:
Net income (loss)..............................       $    (0.4)      $  (24.5)       $  110.9        $   (30.1)
                                                     ============    ============    ===========     ============

------------
 (1) Excludes net realized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Total operating revenues decreased $15.8 million, or 70%, to $6.7 million for the three months ended June 30, 2002, from $22.5 million for the three months ended June 30, 2001. Net investment income decreased $13.4 million, primarily reflecting a decrease in average investment yields for the segment.

Total expenses increased $4.6 million, or 43%, to $15.4 million for the three months ended June 30, 2002, from $10.8 million for the three months ended June 30, 2001. Interest expense increased $4.0 million, primarily due to interest related to federal income tax audit activities.

Income tax benefit decreased $6.1 million to a $2.7 million income tax benefit for the three months ended June 30, 2002, from $3.4 million of income tax expense for the three months ended June 30, 2001. The decrease was primarily a result of a decrease in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings decreased $14.3 million to $6.0 million of operating loss for the three months ended June 30, 2002, from $8.3 million of operating earnings for the three months ended June 30, 2001.

Net realized capital gains, as adjusted, increased $27.5 million to $5.6 million of net realized capital gains for the three months ended June 30, 2002, from $21.9 million of net realized capital losses for the three months ended June 30, 2001. The increase was primarily due to realized capital gains on real estate sales.

As a result of the foregoing factors and the inclusion of non-recurring items, net loss decreased $24.1 million, or 98%, to $0.4 million for the three months ended June 30, 2002, from $24.5 million for the three months ended June 30, 2001. For the three months ended June 30, 2001, net income included the negative effect of non-recurring items totaling $10.9 million, net of income taxes, related to expenses of our demutualization.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Total operating revenues decreased $40.3 million, or 70%, to $17.2 million for the six months ended June 30, 2002, from $57.5 million for the six months ended June 30, 2001. Net investment income decreased $39.4 million, reflecting a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales experienced in 2001. In addition, net investment income decreased $8.4 million due to a decrease of average investment yields for the segment. The decreases were partially offset by a $5.9 million increase in net investment income, resulting from an increase in average invested assets and cash.

Total expenses increased $14.4 million to $27.9 million for the six months ended June 30, 2002, from $13.5 million for the six months ended June 30, 2001. Interest expense increased $8.5 million, primarily due to interest related to federal income tax audit activities. An increase of $3.0 million related to corporate initiatives funded by this segment. In addition, $2.8 million increase related to costs associated with operating as a public company.

Income tax benefits decreased $16.9 million to a $5.0 million income tax benefit for the six months ended June 30, 2002, from $11.9 million of income tax expense for the six months ended June 30, 2001. The decrease was primarily a result of a decrease in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings decreased $37.8 million to $5.7 million of operating loss for the six months ended June 30, 2002, from $32.1 million of operating earnings for the six months ended June 30, 2001.

Net realized capital gains, as adjusted, increased $160.1 million to $118.6 million of net realized capital gains for the six months ended June 30, 2002, from $41.5 million of net realized capital losses for the six months ended June 30, 2001. The increase was primarily due to realized capital gains related to the sale of our investment in Coventry in February 2002. In addition, the increase was due in part to a decrease in realized capital losses on equity security sales, and to a lesser extent, due to an increase in realized capital gains on real estate sales.

As a result of the foregoing factors and the inclusion of non-recurring items, net income increased $141.0 million to $110.9 million of net income for the six months ended June 30, 2002, from $30.1 million of net loss for the six months ended June 30, 2001. For the six months ended June 30, 2002, net income included the negative effect of non-recurring items totaling $2.0 million, net of income taxes, related to expenses of our demutualization. For the six months ended June 30, 2001, net income included the negative effect of non-recurring items totaling $20.7 million, net of income taxes, related to: (1) expenses related to our demutualization ($14.8 million) and (2) an increase in our loss contingency reserve established for sales practices litigation ($5.9 million).

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $2,000.4 million and $1,814.0 million for the six months ended June 30, 2002 and 2001, respectively. The fluctuation in cash provided by our operations between periods is primarily related to an increase in mortgage banking servicing and production fees, an increase in single premium sales and an increase in bank deposits. These increases were partially offset by fluctuations in total company payables.

Net cash used in investing activities was $1,392.4 million and $3,061.9 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash used in 2002 as compared to 2001 resulted from an increase in proceeds from the sale and maturities of available for sale securities as well as the sale of our shares of Coventry stock.

Net cash provided by financing activities was $29.3 million and $693.2 million for the six months ended June 30, 2002 and 2001, respectively. The fluctuation in cash provided by financing activities between periods is primarily due to an increase in net repayments of short-term debt as well as the repurchase of our common stock.

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

Total stockholder dividends paid by Principal Life to its parent company through June 30, 2002 was $390.0 million. On February 26, 2002, Principal Life declared an ordinary dividend of $390.0 million, which was paid to its parent on April 5, 2002.

COMMON STOCK ISSUED AND TREASURY STOCK ACQUIRED

During the six months ended June 30, 2002, another source of liquidity was the issuance of our common stock which resulted in $14.8 million of proceeds due to common stock issued to employees participating in our Employee Stock Purchase Plan and premium from the sale of "put options".

On February 26, 2002, our board of directors authorized the repurchase of up to $450.0 million of our common stock. The repurchase will be made in the open market or through privately negotiated transactions from time to time, depending upon market conditions. During the six months ended June 30, 2002, we purchased
9.7 million shares in the open market at an aggregate cost of $273.4 million. In February 2002, we reissued 0.4 million shares of treasury stock held in the rabbi trust, which generated proceeds of $8.0 million, with a cost of $6.7 million.

INTERNATIONAL OPERATIONS

Primary sources of cash inflows for BT Financial Group are fee revenues and interest spread earned on margin lending operations. Cash outflows consist primarily of operating expenses. BT did not require any infusions of capital for the six months ended June 30, 2002 or 2001.

Our Brazilian and Chilean operations, along with one of our Mexican companies, produced positive cash flow from operations for the six months ended June 30, 2002 and 2001. These cash flows have been historically maintained at the local country level for strategic expansion purposes. Our international operations have required infusions of capital of $61.0 million for the six months ended June 30, 2002, primarily to fund our acquisition of Zurich Afore in Mexico and $19.7 million for the six months ended June 30, 2001, primarily to meet the cash outflow requirements of our international operations. These other operations are primarily in the start-up stage or are expanding in the short-term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of June 30, 2002, we had $1,342.2 million of long-term debt outstanding compared to $1,378.4 million at December 31, 2001. Non-recourse medium-term notes outstanding as of June 30, 2002, were $5,839.1 compared to $3,298.4 at December 31, 2001. Non-recourse medium-term notes represent claims for principal and interest under international funding agreements issued to non-qualified institutional investors. The increase was due to sales of international funding agreements during the six months ended June 30, 2002.

As of June 30, 2002, we had $400.2 million of short-term debt outstanding compared to $511.6 million at December 31, 2001. Short-term debt consists primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. As of June 30, 2002, we had credit facilities with various financial institutions in an aggregate amount of $1.4 billion. We may borrow up to $600.0 million on a back-stop facility to support our $1.0 billion commercial paper program. In addition, as of June 30, 2002, we have $780.0 million in credit facilities to finance a CMBS pipeline and $45.0 million of unused lines of credit for short-term debt used for general corporate purposes.

There have been no significant changes to the contractual obligations and commitments since December 31, 2001.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into certain contracts to: 1) fund residential mortgage loan production, 2) sell qualifying delinquent residential mortgage loans, and 3) securitize margin loans. As appropriate under U.S. GAAP, the contracts involve special purpose entities ("SPEs") or trusts that are not reported on our consolidated statement of financial position.

RESIDENTIAL MORTGAGE LOAN PRODUCTION. Principal Residential Mortgage Capital Resources, LLC ("PRMCR") provides an off-balance sheet source of funding for our residential mortgage loan production. We sold approximately $19.4 billion in residential mortgage loans to PRMCR in 2002. The maximum amount of residential mortgage loans, which can be warehoused in PRMCR, has increased from $1.0 billion at inception to $4.0 billion as of June 30, 2002. PRMCR held $2.5 billion in residential mortgage loans held for sale as of June 30, 2002.

At June 30, 2002, PRMCR had outstanding equity certificates of $193.0 million, secured liquidity notes of $0.8 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. We paid a commitment fee to PRMCR based on the overall warehouse limit. PRMCR used a portion of the fee to fund a cash collateral account maintained at PRMCR. These funds are available as additional collateral to cover credit related losses on defaulted loans. The balance in the account was $24.0 million at June 30, 2002. Any remaining amounts in the cash collateral account will be returned to us upon the termination of PRMCR. This right to the return of the cash collateral amount is reflected in other assets on our consolidated statements of financial position.

We maintain a right to the servicing of the residential mortgage loans held by PRMCR and upon the sale of the majority of the residential mortgage loans to the final investors. In addition, we perform certain secondary marketing, accounting and various administrative functions on behalf of PRMCR. We received $10.9 million in servicing fees from PRMCR in 2002.

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING. Principal Residential Mortgage Funding, LLC ("PRMF") provides an off-balance sheet source of funding for qualifying delinquent residential mortgage loans. At June 30, 2002, PRMF held $306.2 million in residential mortgage loans and had outstanding participation certificates of $288.0 million.

We are retained as the servicer of the residential mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in its capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. At June 30, 2002, our residual interest in such cash flows was $24.7 million and was recorded in other investments on the consolidated statements of financial position.

MARGIN LOAN SECURITIZATIONS. We sell loans under a margin loan securitization program and retain primary servicing responsibilities and subordinated interests. The estimated fair values of the retained interests, $41.4 million at June 30, 2002, are based upon our relative ownership percentage of the book value of the outstanding loan balances. Our retained interests increased primarily due to fluctuations in foregin currency to U.S. dollar exchange rates. This increase was partially offset by a decrease in net cash flows.

INVESTMENTS

We had total consolidated assets as of June 30, 2002, of $90.2 billion, of which $46.2 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $44.7 billion were held by our U.S. operations and the remaining $1.5 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, establishes all investment policies and reviews and approves all investments. As of June 30, 2002, there are nine members on the Investment Committee, one of whom is a member of our board of directors. The remaining eight members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 68% and the debt service coverage ratio at loan inception was 1.7 times as of June 30, 2002.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 2% of our U.S. invested assets as of June 30, 2002.

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

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of June 30, 2002, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. We combined our invested assets in the Closed Block with invested assets outside the Closed Block in view of the similar asset quality characteristics of the two portfolios. The following discussion analyzes the composition of U.S. invested assets, which includes $4,244.7 million in invested assets of the Closed Block as of June 30, 2002, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                                              AS OF JUNE 30,          AS OF DECEMBER 31,
                                                          ----------------------     -------------------
                                                                   2002                      2001
                                                          ----------------------     -------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT      TOTAL
                                                          -----------     ------     -----------   -----
                                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................        $  20,049.4        45%     $  18,227.6      42%
   Private........................................           10,592.9        24         10,800.2      25
Equity securities, available-for-sale.............              795.3         2            808.7       2
Mortgage loans
   Commercial ....................................            9,544.2        21          9,740.4      22
   Residential....................................            1,055.2         2          1,144.2       3
Real estate held for sale ........................              307.5         1            390.7       1
Real estate held for investment...................              878.9         2            783.4       2
Policy loans......................................              824.7         2            831.9       2
Other investments ................................              669.0         1            678.4       1
                                                          -----------     -----      -----------   -----
   Total invested assets..........................        $  44,717.1       100%     $  43,405.5     100%
                                                                          =====                    =====

Cash and cash equivalents.........................            1,102.7                      495.8
                                                          -----------                -----------

   Total invested assets and cash ................        $  45,819.8                $  43,901.3
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

U.S. INVESTMENT RESULTS

The yield on U.S. invested assets and on cash and cash equivalents, excluding net realized gains and losses, was 7.0% and 7.5% for the three months ended June 30, 2002, and 2001, respectively, and 7.0% and 7.7% for the six months ended June 30, 2002, and 2001, respectively.

The following table illustrates the yields on average assets for each of the components of our investment portfolio for the three months and six months ended June 30, 2002 and 2001, respectively:


                              U.S. INVESTED ASSETS
                              YIELDS BY ASSET TYPE

                                              AS OF OR FOR THE THREE MONTHS       AS OF OR FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                    ENDED JUNE 30,
                                         ----------------------------------   ----------------------------------
                                               2002               2001               2002             2001
                                         ----------------  ----------------   ----------------  ----------------
                                         YIELD   AMOUNT    YIELD   AMOUNT     YIELD   AMOUNT    YIELD   AMOUNT
                                         -----  ---------  -----  ---------   -----  ---------  -----  ---------
                                                                     ($ IN MILLIONS)
Fixed maturity securities
  Gross investment income (1)..........   6.9%  $   524.3   7.3%  $   521.5    7.0%  $ 1,042.2   7.7%  $ 1,045.0
  Net realized capital losses..........  (1.5)     (116.6) (0.7)      (52.2)  (1.3)     (195.7) (0.6)      (77.5)
                                                ---------         ---------          ---------         ---------
    Total..............................         $   407.7         $   469.3          $   846.5         $   967.5
                                                =========         =========          =========         =========
  Ending assets (at carrying value)....         $30,642.3         $28,504.0          $30,642.3         $28,504.0
Equity securities, available-for-sale
  Gross investment income (1)..........   3.7%  $     7.8   2.2%  $     3.1    4.1%  $    16.6   2.3%  $     6.9
  Net realized capital losses..........  (3.4)       (7.0)(15.6)      (21.8)  (3.5)      (14.1)(19.1)      (57.6)
                                                ---------         ---------          ---------         ---------
    Total..............................         $     0.8         $   (18.7)         $     2.5         $   (50.7)
                                                =========         =========          =========         ==========
  Ending assets (at carrying value)....         $   795.3         $   539.4          $   795.3         $   539.4
Mortgage loans - Commercial
  Gross investment income (1)..........   7.7%  $   183.1   8.2%  $   214.8    7.6%  $   365.4   8.0%  $   422.1
  Net realized capital gains (losses)..  (0.1)       (2.9)  0.2         6.1   (0.2)       (9.9)  0.3        14.9
                                                ---------         ---------          ---------         ---------
    Total..............................         $   180.2         $   220.9          $   355.5         $   437.0
                                                =========         =========          =========         =========
  Ending assets (at carrying value)....         $ 9,544.2         $10,340.7          $ 9,544.2         $10,340.7
Mortgage loans - Residential
  Gross investment income (1)..........   6.1%  $    16.6   8.0%  $    17.5    6.6%  $    36.1   7.3%  $    28.7
  Net realized capital gains (losses)..   -           -     -           -      -           -     -           -
                                                ---------         ---------          ---------         ---------
    Total..............................         $    16.6         $    17.5          $    36.1         $    28.7
                                                =========         =========          =========         =========
  Ending assets (at carrying value)....         $ 1,055.2         $ 1,023.3          $ 1,055.2         $ 1,023.3
Real estate
  Gross investment income (1)..........   8.6%  $    26.2  12.2%  $    36.8    8.5%  $    50.1  15.3%  $   100.0
  Net realized capital gains (losses)..   6.3        19.1  (7.0)      (21.2)   3.1        18.1   -          (0.3)
                                                ---------         ---------          ---------         ---------
    Total..............................         $    45.3         $    15.6          $    68.2         $    99.7
                                                =========         =========          =========         =========
  Ending assets (at carrying value)....         $ 1,186.4         $ 1,230.3          $ 1,186.4         $ 1,230.3
Policy loans
  Gross investment income (1)..........   7.0%  $    14.4   7.4%  $    15.1    7.0%  $    28.9   7.2%  $    29.4
  Net realized capital gains (losses)..   -           -     -           -      -           -     -           -
                                                ---------         ---------          ---------         ---------
    Total..............................         $    14.4         $    15.1          $    28.9         $    29.4
                                                =========         =========          =========         =========
  Ending assets (at carrying value)....         $   824.7         $   820.1          $   824.7         $   820.1
Cash and cash equivalents
  Gross investment income (1)..........   1.4%  $     2.7  21.1%  $    17.0    1.8%  $     7.0   6.2%  $    15.4
  Net realized capital losses..........   -           -     -           -     (0.3)       (1.0)  -           -
                                                ---------         ---------          ---------         ---------
    Total..............................         $     2.7         $    17.0          $     6.0         $    15.4
                                                =========         =========          =========         =========
  Ending assets (at carrying value)....         $ 1,102.7         $   237.1          $ 1,102.7         $   237.1
Other investments
  Gross investment income (1)..........  24.7%  $    36.8   6.2%  $    12.0   21.8%  $    73.3   8.4%  $    30.9
  Net realized capital gains (losses)..  (9.0)      (13.4) (3.0)       (5.9)  51.2       172.6  (4.8)      (17.7)
                                                ---------         ---------          ---------         ---------
    Total..............................         $    23.4         $     6.1          $   245.9         $    13.2
                                                =========         =========          =========         =========
  Ending assets (at carrying value)....         $   669.0         $   786.9          $   669.0         $   786.9
Total before investment expenses
  Gross investment income..............   7.2%  $   811.9   7.7%  $   837.8    7.2%  $ 1,619.6   7.9%  $ 1,678.4
  Net realized capital losses..........  (1.1)     (120.8) (0.9)      (95.0)  (0.1)      (30.0) (0.7)     (138.2)
                                                ---------         ---------          ---------         ---------
        Total..........................         $   691.1         $   742.8          $ 1,589.6         $ 1,540.2
                                                =========         =========          =========         =========

Investment expenses....................   0.2%  $    23.8   0.2%  $    26.0    0.2%  $    42.8   0.2%  $    53.0
Net investment income..................   7.0%  $   788.1   7.5%  $   811.8    7.0%  $ 1,576.8   7.7%  $ 1,625.4

--------------------
(1) Yields, which are annualized for interim periods, are based on quarterly average asset carrying values for the three months and six months ended June 30, 2002 and 2001.

FIXED MATURITY SECURITIES

We have classified the majority of our fixed maturity securities as available-for-sale. Accordingly, we mark such securities to market, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred had such gains and losses been realized. We write down to fair value securities whose value is deemed other than temporarily impaired. We record write-downs as realized losses included in net income and adjust the cost basis of such securities to fair value. The new cost basis is not changed for subsequent recoveries in value. Factors considered in evaluating whether a decline in value is other than temporary are: 1) whether the decline is substantial; 2) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 3) the duration and extent to which the market value has been less than cost; and 4) the financial condition and near-term prospects of the issuer.

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and small amounts of redeemable preferred stock, and represented 69% of total U.S. invested assets as of June 30, 2002 and 67% as of December 31, 2001. The fixed maturity securities portfolio was comprised, based on carrying amount, of 65% in publicly traded fixed maturity securities and 35% in privately placed fixed maturity securities as of June 30, 2002, and 63% in publicly traded fixed maturity securities and 37% in privately placed fixed maturity securities as of December 31, 2001. Included in the privately placed category as of June 30, 2002, were $3.6 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of June 30, 2002, and December 31, 2001, as shown in the following table:


                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                              AS OF JUNE 30,   AS OF DECEMBER 31,
                                                            -----------------  -----------------
                                                                   2002               2001
                                                            -----------------  -----------------
                                                            CARRYING    % OF   CARRYING    % OF
                                                             AMOUNT     TOTAL   AMOUNT     TOTAL
                                                            ---------  ------  ---------  ------
                                                                      ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies.............        $   297.9      1%  $    15.1      -%
States and political subdivisions...................            349.5      1       317.5      1
Foreign governments.................................            504.0      2       603.5      2
Corporate - public..................................         14,666.4     48    13,038.8     45
Corporate - private.................................          9,028.6     29     9,171.1     32
Mortgage-backed securities and other asset-
   backed securities................................          5,795.9     19     5,881.8     20
                                                            ---------    ----  ---------   ----
   Total fixed maturities...........................        $30,642.3    100%  $29,027.8    100%
                                                            =========   ====   =========   ====

The international exposure in our U.S. invested assets totaled $3,909.1 million, or 13%, of total fixed maturity securities, as of June 30, 2002, comprised of corporate and foreign government fixed maturity securities. Of the $3,909.1 million as of June 30, 2002, investments totaled $1,124.1 million in the United Kingdom, $659.4 million in the continental European Union, $565.5 million in Asia, $359.1 million in Australia, $319.8 million in South America and $21.1 million in Japan. The remaining $860.1 million was invested in 13 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 15% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of June 30, 2002, our investments in Canada totaled $1,115.9 million.

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

The following tables present our publicly traded, privately placed and total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of June 30, 2002, and December 31, 2001, as well as the percentage, based on estimated fair value, that each designation comprises:


                              U.S. INVESTED ASSETS
           PUBLICLY TRADED FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                      AS OF JUNE 30, 2002          AS OF DECEMBER 31, 2001
                               ------------------------------  ------------------------------
                                                      % OF                            % OF
               RATING                                 TOTAL                           TOTAL
 NAIC          AGENCY          AMORTIZED  CARRYING   CARRYING  AMORTIZED  CARRYING   CARRYING
RATING       EQUIVALENT           COST     AMOUNT     AMOUNT      COST     AMOUNT     AMOUNT
------  ---------------------  ---------  ---------  --------  ---------  ---------  --------
                                                       ($ IN MILLIONS)
1       Aaa/Aa/A.............  $10,276.8  $10,775.9     54%    $ 9,955.3  $10,406.5     57%
2       Baa..................    8,393.0    8,511.1     42       6,939.5    7,112.8     39
3       Ba...................      581.8      550.3      3         496.3      474.5      3
4       B....................      154.5      148.9      1         165.3      148.4      1
5       Caa and lower........       44.6       38.5      -          28.4       26.5      -
6       In or near default...       27.6       24.7      -          60.6       58.9      -
                               ---------  ---------   -----    ---------  ---------   -----
          Total public
          fixed maturities...  $19,478.3  $20,049.4    100%    $17,645.4  $18,227.6    100%
                               =========  =========   ====     =========  =========   ====


                              U.S. INVESTED ASSETS
          PRIVATELY PLACED FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                      AS OF JUNE 30, 2002          AS OF DECEMBER 31, 2001
                               ------------------------------  ------------------------------
                                                      % OF                            % OF
               RATING                                 TOTAL                           TOTAL
 NAIC          AGENCY          AMORTIZED  CARRYING   CARRYING  AMORTIZED  CARRYING   CARRYING
RATING       EQUIVALENT           COST     AMOUNT     AMOUNT      COST     AMOUNT     AMOUNT
------  ---------------------  ---------  ---------  --------  ---------  ---------  --------
                                                       ($ IN MILLIONS)
1       Aaa/Aa/A.............  $ 4,081.2  $ 4,274.4       40%  $ 4,184.6  $ 4,349.7       40%
2       Baa..................    4,687.4    4,833.0       46     4,780.5    4,921.8       46
3       Ba...................    1,055.2    1,051.1       10     1,105.7    1,085.9       10
4       B....................      199.2      184.0        2       236.4      223.7        2
5       Caa and lower........       58.4       48.2        -        64.0       64.3        1
6       In or near default...      207.9      202.2        2       180.3      154.8        1
                               ---------  ---------    -----   ---------  ---------     -----
          Total private
          fixed maturities...  $10,289.3  $10,592.9      100%  $10,551.5  $10,800.2      100%
                               =========  =========     ====   =========  =========     ====


                              U.S. INVESTED ASSETS
                TOTAL FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                      AS OF JUNE 30, 2002          AS OF DECEMBER 31, 2001
                               ------------------------------  ------------------------------
                                                       % OF                           % OF
               RATING                                 TOTAL                           TOTAL
 NAIC          AGENCY          AMORTIZED  CARRYING   CARRYING  AMORTIZED  CARRYING   CARRYING
RATING       EQUIVALENT           COST     AMOUNT     AMOUNT      COST     AMOUNT     AMOUNT
------  ---------------------  ---------  ---------  --------  ---------  ---------  --------
                                                       ($ IN MILLIONS)
1       Aaa/Aa/A.............  $14,358.0  $15,050.3       49%  $14,139.9  $14,756.2       51%
2       Baa..................   13,080.4   13,344.1       44    11,720.0   12,034.6       42
3       Ba...................    1,637.0    1,601.4        5     1,602.0    1,560.4        5
4       B....................      353.7      332.9        1       401.7      372.1        1
5       Caa and lower........      103.0       86.7        -        92.4       90.8        -
6       In or near default...      235.5      226.9        1       240.9      213.7        1
                               ---------  ---------    -----   ---------  ---------     -----
          Total fixed
          maturities.........  $29,767.6  $30,642.3      100%  $28,196.9  $29,027.8      100%
                               =========  =========    =====   =========  =========     ====

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

We invest in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets. As of June 30, 2002, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 93%.

The following tables show the carrying amount of our corporate fixed maturity securities by industry category, as well as the percentage of the total corporate portfolio that each industry category comprises as of June 30, 2002, and December 31, 2001. The tables also show by industry category the relative amounts of publicly traded and privately placed securities.


                              U.S. INVESTED ASSETS
  CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY AS OF JUNE 30, 2002

                                                  PUBLICLY TRADED      PRIVATELY PLACED           TOTAL
                                                -------------------   ------------------   -----------------
                                                 CARRYING    % OF      CARRYING    % OF    CARRYING    % OF
                                                  AMOUNT     TOTAL      AMOUNT     TOTAL    AMOUNT     TOTAL
                                                ----------- -------   -----------  -----   ----------  -----
                                                                    ($ IN MILLIONS)
INDUSTRY CLASS
Transportation and Public Utilities.....        $  5,273.0     36%    $  2,022.2     22%   $ 7,295.2     31%
Finance, Insurance and Real Estate......           3,624.5     25        2,134.4     24      5,758.9     24
Manufacturing...........................           3,214.8     22        2,393.1     27      5,607.9     24
Mining..................................           1,249.6      9          921.0     10      2,170.6      9
Retail..................................             592.7      4          743.1      8      1,335.8      6
Services................................             429.8      3          536.0      6        965.8      4
Agriculture, Forestry and Fishing.......             219.2      1           47.7      1        266.9      1
Public Administration...................              60.8      -          123.6      1        184.4      1
Construction............................               2.0      -          107.5      1        109.5      -
                                                -----------   ----    -----------   ----   ----------   ----
     Total...............................       $ 14,666.4    100%    $  9,028.6    100%   $23,695.0    100%
                                                ===========   ===     ===========   ===    ==========   ===

                              U.S. INVESTED ASSETS
 CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY AS OF DECEMBER 31, 2001

                                                  PUBLICLY TRADED      PRIVATELY PLACED           TOTAL
                                                -------------------   ------------------   ------------------
                                                 CARRYING    % OF      CARRYING    % OF     CARRYING    % OF
                                                  AMOUNT     TOTAL      AMOUNT     TOTAL     AMOUNT     TOTAL
                                                ----------- -------   -----------  -----   -----------  -----
                                                                           ($ IN MILLIONS)
INDUSTRY CLASS
Transportation and Public Utilities...          $   5,119.9     39%   $   2,120.7     23%  $   7,240.6    33%
Finance, Insurance and Real Estate....              3,296.0     25        2,107.7     23       5,403.7    24
Manufacturing.........................              2,765.9     21        2,461.9     27       5,227.8    23
Mining................................                891.5      7          865.0      9       1,756.5     8
Retail................................                484.4      4          738.6      8       1,223.0     5
Services..............................                384.2      3          593.9      7         978.1     4
Public Administration.................                 31.8      -          122.6      1         154.4     1
Construction..........................                  1.8      -          112.5      1         114.3     1
Agriculture, Forestry and Fishing.....                 63.3      1           48.2      1         111.5     1
                                                -----------   ----    -----------    ----  -----------   ----
    Total.............................          $  13,038.8    100%   $   9,171.1    100%  $  22,209.9   100%
                                                ===========    ===    ===========    ===   ===========   ===

As of June 30, 2002, our largest unaffiliated single concentration of fixed maturity securities consisted of $341.1 million of corporate bonds by American International Group and its affiliates. This represented approximately 1% of our total U.S. invested assets as of June 30, 2002. No other individual non-government issuer represented more than 1% of U.S. invested assets.

We held $5,795.9 million of mortgage-backed and asset-backed securities as of June 30, 2002, and $5,881.8 million as of December 31, 2001. The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held as of the dates indicated:


                              U.S. INVESTED ASSETS
                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                      CARRYING AMOUNT
                                              AS OF JUNE 30,   AS OF DECEMBER 31,
                                              --------------   ------------------
                                                   2002               2001
                                              --------------   ------------------
                                                       (IN MILLIONS)
Residential pass-through securities.........   $  2,621.4       $  2,855.5
Commercial MBS..............................      2,140.2          1,874.1
Asset-backed securities.....................      1,034.3          1,152.2
                                              --------------   ------------------
  Total MBSs and asset-backed securities....   $  5,795.9       $  5,881.8
                                              ==============   ==================


We believe that it is desirable to hold residential mortgage-backed securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of GNMA, FNMA and FHLMC pass-through securities and is actively managed to ensure that the securities held are trading close to or below par, in order to reduce risk of prepayments. As of June 30, 2002, we held no collateralized mortgage obligations in our U.S. invested asset portfolio.

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

                              U.S. INVESTED ASSETS
                         ASSET-BACKED SECURITIES BY TYPE

                                                    CARRYING AMOUNT
                                        AS OF JUNE 30,  AS OF DECEMBER 31,
                                        --------------  ------------------
                                             2002            2001
                                        --------------  ------------------
                                                      (IN MILLIONS)

Automobile receivables...............    $    39.2        $       49.7
Collateralized debt obligations......        406.7               468.6
Consumer loans.......................        119.7               126.5
Credit cards.........................        119.5               131.2
Lease receivables....................         59.2               101.5
Other................................        290.0               274.7
                                        --------------  -----------------
  Total asset-backed securities......   $  1,034.3        $    1,152.2
                                        ==============  =================

In accordance with our asset liability risk management techniques, we manage the expected lives of U.S. invested assets to be similar to the lives of our liabilities. Significant amounts of our liabilities have an expected life of six years or less. Therefore, comparable amounts of assets have a similar expected life. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, excluding scheduled sinking funds, as of June 30, 2002, and December 31, 2001, were as follows:


                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                        AS OF JUNE 30,          AS OF DECEMBER 31,
                                                   -----------------------   -----------------------
                                                             2002                      2001
                                                   -----------------------   -----------------------
                                                    AMORTIZED    CARRYING     AMORTIZED    CARRYING
                                                      COST        AMOUNT        COST        AMOUNT
                                                   -----------   ---------   -----------   ---------
                                                                      (IN MILLIONS)

Due in one year or less..........................  $  1,532.0    $ 1,550.6   $  1,358.2    $ 1,367.3
Due after one year through five years............    10,246.6     10,580.7     10,484.3     10,815.0
Due after five years through ten years...........     6,363.8      6,583.0      5,535.6      5,722.0
Due after ten years..............................     6,089.9      6,132.1      5,159.3      5,241.7
                                                   -----------   ---------   -----------   ---------
  Subtotal.......................................    24,232.3     24,846.4     22,537.4     23,146.0
Mortgage-backed and other securities without a
  single maturity date...........................     5,535.3      5,795.9      5,659.5      5,881.8
                                                   -----------   ---------   -----------   ---------
    Total........................................  $ 29,767.6    $30,642.3   $ 28,196.9    $29,027.8
                                                   ===========   =========   ===========   =========

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

In July 2002, WorldCom Inc. filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses for other than temporary impairments during the second quarter of 2002. Our remaining investment in WorldCom, Inc. is classified in our problem fixed maturity securities portfolio in the amount of $9.8 million as of June 30, 2002.

In December 2001, Enron Corp., along with certain of its subsidiaries, filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses in 2001 for other than temporary impairments and have classified our remaining investment in Enron Corp. and Enron related entities in our problem fixed maturity securities in the amount of $48.5 million as of June 30, 2002.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:


                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                 AS OF JUNE 30,   AS OF DECEMBER 31,
                                                                 --------------   ------------------
                                                                     2002                2001
                                                                 --------------   ------------------
                                                                         ($ IN MILLIONS)

Total fixed maturity securities (public and private)..........     $30,642.3         $  29,027.8
                                                                 ==============   ==================

Problem fixed maturity securities.............................     $   201.5         $     198.8
Potential problem fixed maturity securities...................         354.0               365.1
Restructured fixed maturity securities........................         119.0               110.8
                                                                 --------------   ------------------

  Total problem, potential problem and restructured fixed
    maturity securities.......................................     $   674.5         $     674.7
                                                                 ==============   ==================
  Total problem, potential problem and restructured fixed
    maturity securities as a percent of total fixed maturity
    securities................................................            2%                  2%

EQUITY SECURITIES

Our equity securities consist primarily of investments in common stocks. We classify our investment in common stocks as available for sale and report them at fair value. We report unrealized gains and losses on common stocks as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Investments in equity securities, totaled $795.3 million and $808.7 million, which represented 2% of U.S. invested assets as of June 30, 2002, and December 31, 2001, respectively. Investments in company-sponsored funds totaled $439.5 million, or 55%, of our U.S. equity securities as of June 30, 2002. These sponsored funds are intended to be marketed to our asset management clients. Of company-sponsored funds, $263.1 million represented underlying investments in publicly-traded equities, $171.1 million represented investments in publicly-traded fixed income securities and $5.3 million in balanced funds, which represented investments in both publicly-traded equities and fixed income securities as of June 30, 2002. The remaining balance of equity securities is a mixture of public and private securities acquired for investment purposes or which were acquired through equity participation features of below investment grade bonds or through recoveries of defaulted securities.

MORTGAGE LOANS

Mortgage loans comprised 23% and 25% of total U.S. invested assets as of June 30, 2002, and December 31, 2001, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,544.2 million as of June 30, 2002, and $9,740.4 million as of December 31, 2001, or 90% and 89%, of total mortgage loan investments, respectively. Residential mortgages comprised $1,055.2 million and $1,144.2 million, or 10% and 11%, of total mortgage loan investments as of June 30, 2002, and December 31, 2001, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements.

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

California accounted for 23% of our commercial mortgage loan portfolio as of June 30, 2002. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The following is a summary of our commercial mortgage loans by property type and region as of June 30, 2002, and December 31, 2001:

                              U.S. INVESTED ASSETS
                  COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY TYPE

                                    AS OF JUNE 30,    AS OF DECEMBER 31,
                                 ------------------   ------------------
                                         2002                 2001
                                 ------------------   ------------------
                                  CARRYING    % OF     CARRYING    % OF
                                   AMOUNT     TOTAL     AMOUNT     TOTAL
                                 ----------   -----   ----------   -----
                                              ($ IN MILLIONS)

Office........................   $ 3,268.8      34%   $ 3,252.5      33%
Retail........................     2,910.3      31      3,106.5      32
Industrial....................     2,904.8      30      2,948.9      30
Apartments....................       391.3       4        349.8       4
Mixed use/other...............        99.4       1        111.8       1
Hotel.........................        59.5       1         61.6       1
Valuation allowance...........       (89.9)     (1)       (90.7)     (1)
                                 ----------    ----   ----------    ----
   Total......................   $ 9,544.2     100%   $ 9,740.4     100%
                                 ==========    ===    ==========    ===

                              U.S. INVESTED ASSETS
                 COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY REGION

                                   AS OF JUNE 30,     AS OF DECEMBER 31,
                                 ------------------   ------------------
                                          2002                 2001
                                 ------------------   ------------------
                                  CARRYING    % OF     CARRYING    % OF
                                   AMOUNT     TOTAL     AMOUNT     TOTAL
                                 ----------   -----   ----------   -----
                                               ($ IN MILLIONS)

Pacific.......................   $ 2,478.6      26%   $ 2,421.3      25%
South Atlantic................     2,168.2      23      2,403.0      25
Middle Atlantic...............     1,614.4      17      1,606.3      16
East North Central............       929.8      10        930.1      10
West South Central............       759.6       8        769.0       8
Mountain......................       647.3       7        637.7       7
West North Central............       355.3       4        397.8       4
East South Central............       348.0       3        338.5       3
New England...................       332.9       3        327.4       3
Valuation allowance...........       (89.9)     (1)       (90.7)     (1)
                                 ----------    ----   ----------    ----
   Total......................   $ 9,544.2     100%   $ 9,740.4     100%
                                 ==========    ===    ==========    ===

Our commercial loan portfolio is highly diversified by borrower. As of June 30, 2002, 42% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The following table shows our U.S. commercial mortgage loan portfolio by loan size, for the periods indicated:


                              U.S. INVESTED ASSETS
                COMMERCIAL MORTGAGE LOAN PORTFOLIO - BY LOAN SIZE

                                                     AS OF JUNE 30, 2002         AS OF DECEMBER 31, 2001
                                               -----------------------------   -----------------------------
                                                NUMBER     PRINCIPAL   % OF     NUMBER     PRINCIPAL   % OF
                                               OF LOANS     BALANCE    TOTAL   OF LOANS     BALANCE    TOTAL
                                               ---------   ---------   -----   ---------   ---------   -----
                                                                         ($ IN MILLIONS)
Under $5 million........................          1,049    $ 2,251.8     23%      1,102    $ 2,306.7     23%
$5 million but less than $10 million....            258      1,821.7     19         275      1,925.5     20
$10 million but less than $20 million...            163      2,195.4     23         168      2,267.2     23
$20 million but less than $30 million...             59      1,417.4     15          59      1,410.6     14
$30 million and over....................             42      1,933.4     20          42      1,925.0     20
                                               ---------   ---------    ----   ---------   ---------    ----
      Total.............................          1,571    $ 9,619.7    100%      1,646    $ 9,835.0    100%
                                               =========   =========    ===    =========   =========    ===

The total number of commercial mortgage loans outstanding as of June 30, 2002 and December 31, 2001 was 1,571 and 1,646, respectively. The average loan size of our commercial mortgage portfolio was $6.1 million as of June 30, 2002. The largest loan on any single property at such dates aggregated $100.0 million for June 30, 2002 and December 31, 2001, respectively, and represented 0.2% of U.S. invested assets on these dates. Total mortgage loans to the 10 largest borrowers accounted in the aggregate for approximately 7% of the total carrying amount of the commercial mortgage loan portfolio as of June 30, 2002, and December 31, 2001, respectively and 2% of total U.S. invested assets as of June 30, 2002 and December 31, 2001, respectively. As of such dates, all such loans were performing.

The following table presents the disposition of maturities as of June 30, 2002, and December 31, 2001:

                              U.S. INVESTED ASSETS
        DISPOSITIONS OF SCHEDULED MATURITIES OF COMMERCIAL MORTGAGE LOANS

                                   AMORTIZED COST
                         AS OF JUNE 30,  AS OF DECEMBER 31,
                         --------------  ------------------
                              2002              2001
                         --------------  ------------------
                                  (IN MILLIONS)

Paid as scheduled......   $    91.1         $    434.7
Extended...............       142.2              138.1
Refinanced.............        40.2               75.7
Foreclosed.............         -                  5.4
Expired maturities.....         -                 10.6
                         --------------  ------------------
   Total...............   $   273.5         $    664.5
                         ==============  ==================

The amortized cost of commercial mortgage loans by contractual maturity dates, excluding scheduled sinking funds as of June 30, 2002, and December 31, 2001, are as follows:

                              U.S. INVESTED ASSETS
               COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                            AS OF JUNE 30,    AS OF DECEMBER 31,
                                         ------------------   ------------------
                                                 2002                 2001
                                         ------------------   ------------------
                                         AMORTIZED    % OF    AMORTIZED    % OF
                                           COST       TOTAL     COST       TOTAL
                                         ----------   -----   ----------   -----
                                                        ($ IN MILLIONS)

Due in one year or less................  $   864.4       9%   $   732.6       8%
Due after one year through five years..    3,137.7      32      3,180.8      32
Due after five years through ten years.    2,763.0      29      2,890.8      29
Due after ten years....................    2,869.0      30      3,026.9      31
                                         ----------   -----   ----------   -----
   Total...............................  $ 9,634.1     100%   $ 9,831.1     100%
                                         ==========   ====    ==========   ====

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we establish a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect such losses in our consolidated results of operations. Such increases (decreases) in valuation allowances aggregated $(0.8) million for the six months ended June 30, 2002, and $(17.3) million for the year ended December 31, 2001.

We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on the "watch list", or which currently has a valuation allowance. We categorize loans, which are delinquent, loans in process of foreclosure and loans to borrowers in bankruptcy as "problem" loans. Potential problem loans are loans placed on an internal "watch list" for which management has concerns as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred as "restructured" loans. We also consider matured loans that are refinanced at below market rates as restructured.

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

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                           AS OF JUNE 30,   AS OF DECEMBER 31,
                                           --------------   ------------------
                                                2002               2001
                                           --------------   ------------------
                                                   ($ IN MILLIONS)

Beginning balance........................     $  90.7           $    108.0
Provision................................        28.9                 12.0
Release due to write downs,
   sales and foreclosures................       (29.7)               (29.3)
                                           --------------   ------------------
Ending balance...........................     $  89.9           $     90.7
                                           ==============   ==================
Valuation allowance as % of carrying
   value before reserves.................          1%                   1%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:


                              U.S. INVESTED ASSETS
                   PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED
                    COMMERCIAL MORTGAGES AT CARRYING AMOUNT

                                                       AS OF JUNE 30,  AS OF DECEMBER 31,
                                                       --------------  ------------------
                                                            2002             2001
                                                       --------------  ------------------
                                                              ($ IN MILLIONS)
Total commercial mortgages ..........................  $   9,544.2          $  9,740.4
                                                       ==============  ==================

Problem commercial mortgages(1)......................  $      78.2          $     47.1
Potential problem commercial mortgages ..............         53.1                98.9
Restructured commercial mortgages ...................         47.0                42.4
                                                       --------------  ------------------
  Total problem, potential problem and
    restructured commercial mortgages ...............  $     178.3          $    188.4
                                                       ==============  ==================
  Total problem, potential problem and
    restructured commercial mortgages as a percent
    of total commercial mortgages....................           2%                  2%

------------
(1) Problem commercial mortgages included mortgage loans in foreclosure with a carrying amount of $0.9 million less a valuation allowance of $0.9 million as of June 30, 2002. There were no mortgage loans in foreclosure as of December 31, 2001.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of June 30, 2002, and December 31, 2001, the carrying amount of equity real estate investment was $1,186.4 million and $1,174.1 million, or 3% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $878.9 million as of June 30, 2002, and $783.4 million as of December 31, 2001. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended June 30, 2002 and December 31, 2001, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of June 30, 2002, and December 31, 2001, was $307.5 million and $390.7 million, net of valuation allowances of $17.2 million and $19.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of June 30, 2002. By property type, there is a concentration in office buildings that represented approximately 31% of the equity real estate portfolio as of June 30, 2002. Our largest equity real estate holding as of June 30, 2002 consisted of an office/industrial park located in Durham, North Carolina with an aggregate carrying value of approximately $151.1 million and represented approximately 13% of total U.S. equity real estate assets and 0.3% of U.S. invested assets. The ten largest real estate properties as of June 30, 2002 comprised 45% of total U.S. equity real estate assets and 1% of total U.S. invested assets. In addition, our equity real estate includes our investment in BT Hotels. As of December 31, 2001, BT Hotels was fully consolidated into our financial statements and is reflected in the International region and Hotel/Motel property type in the following investment schedules:

                              U.S. INVESTED ASSETS
                         EQUITY REAL ESTATE BY REGION(1)

                          AS OF JUNE 30,   AS OF DECEMBER 31,
                         ---------------   ------------------
                               2002               2001
                         ---------------   ------------------
                         CARRYING  % OF    CARRYING     % OF
                          AMOUNT   TOTAL    AMOUNT      TOTAL
                         --------  -----   --------     -----
                                   ($ IN MILLIONS)

South Atlantic.........  $  402.2    34%   $  376.4       32%
International..........     244.5    21       223.6       19
West South Central.....     232.1    20       236.4       20
Pacific................     170.1    14       183.8       16
East North Central.....      62.4     5        62.3        5
East South Central.....      20.9     2        32.3        3
West North Central.....      19.3     2        28.0        2
New England............      17.7     1        14.3        1
Mountain...............      14.0     1         8.8        1
Middle Atlantic........       3.2     -         8.2        1
                         --------  -----   --------      ----
   Total...............  $1,186.4   100%   $1,174.1      100%
                         ========   ===    ========      ===
------------
(1) Regions are defined by the American Council of Life Insurers.


                              U.S. INVESTED ASSETS
                       EQUITY REAL ESTATE BY PROPERTY TYPE

                         AS OF JUNE 30,   AS OF DECEMBER 31,
                         ---------------  ------------------
                              2002              2001
                         ---------------  ------------------
                         CARRYING   % OF  CARRYING      % OF
                          AMOUNT   TOTAL   AMOUNT      TOTAL
                         --------  -----  --------     -----
                                  ($ IN MILLIONS)

Office.................  $  369.3    31%  $  422.9       36%
Hotel/Motel............     244.5    21      223.6       19
Industrial.............     235.6    20      221.6       19
Apartments.............     127.5    11       50.7        4
Retail.................      94.3     8      138.9       12
Service Center.........      63.8     5       63.1        5
Land...................      51.4     4       53.3        5
                         --------  -----  --------     -----
   Total...............  $1,186.4   100%  $1,174.1      100%
                         ========  ====   ========     ====

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

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of June 30, 2002, was $3,052.4 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk of these funding agreements and securities. As of June 30, 2002, the fair value of our foreign currency denominated fixed maturity securities was $329.8 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of June 30, 2002, was $311.2 million.

We entered into a total return swap as part of the structuring process of an investment grade collateralized debt obligation ("CDO") issuance. The outstanding notional amount as of June 30, 2002 was $122.0 million and the mark-to-market value of this swap was $(9.0) million pre-tax.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of June 30, 2002, and December 31, 2001:

                              U.S. INVESTED ASSETS
               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                          AS OF JUNE 30,   AS OF DECEMBER 31,
                                        -----------------  ------------------
                                               2002                2001
                                        -----------------  ------------------
                                         NOTIONAL   % OF    NOTIONAL    % OF
                                          AMOUNT    TOTAL    AMOUNT     TOTAL
                                        ----------  -----   ---------   -----
                                                    ($ IN MILLIONS)

Mortgage-backed forwards and options... $10,378.8     30%   $ 9,250.7     34%
Interest rate swaps....................   5,079.4     15      3,272.5     12
Foreign currency swaps.................   4,028.6     12      4,091.9     15
Swaptions .............................   3,960.0     12      3,570.0     13
Interest rate lock commitments.........   3,863.8     11      2,565.9      9
Interest rate floors...................   3,400.0     10      3,400.0     13
U.S. Treasury futures (LIBOR)..........   1,150.0      3          -        -
U.S. Treasury futures..................   1,113.5      3        186.6      1
Principal Only swaps...................     467.0      1        250.0      1
Currency forwards......................     380.0      1        380.0      1
Bond forwards..........................     355.7      1        357.4      1
Total return swaps.....................     222.5      1         25.0      -
Call options...........................      30.0      -         30.0      -
Treasury rate guarantees...............      24.0      -         88.0      -
                                        ----------  -----   ---------   -----
   Total............................... $34,453.3    100%   $27,468.0    100%
                                        ==========  ====    =========   ====


                              U.S. INVESTED ASSETS
               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                       AS OF JUNE 30,   AS OF DECEMBER 31,
                                       ---------------  ------------------
                                              2002             2001
                                       ---------------  ------------------
                                        CREDIT   % OF    CREDIT      % OF
                                       EXPOSURE  TOTAL  EXPOSURE     TOTAL
                                       --------  -----  --------     -----
                                                ($ IN MILLIONS)

Foreign currency swaps................ $ 201.9     49%  $ 101.1        33%
Interest rate swaps...................   128.6     31      78.4        25
Currency forwards.....................    48.2     12      55.3        18
Swaptions ............................    18.8      4       8.7         3
Call options..........................     7.8      2       8.9         3
Interest rate floors..................     6.4      2      13.2         4
Total return swaps....................     1.6      -       0.1         -
Mortgage-backed forwards and options..     -        -      41.7        14
                                       --------  -----  --------     -----
   Total.............................. $ 413.3    100%  $ 307.4       100%
                                       ========  ====   ========     ====

OTHER INVESTMENTS

Our other investments totaled $669.0 million as of June 30, 2002, compared to $678.4 million as of December 31, 2001. With the adoption of SFAS 133 on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $324.1 million in other investments as of June 30, 2002. The remaining invested assets include leases and other private equity investments.

Our investment in Coventry is also included in other investments as we account for it using the equity method. As of December 31, 2001, our carrying value in Coventry was $146.0 million. On February 1, 2002, we sold our remaining investment in Coventry for a net realized gain.

SECURITIES LENDING

The terms of our securities lending program, approved in 1999, allow us to lend our securities to major brokerage firms. Our policy requires an initial minimum of 102% of the fair value of the loaned securities as collateral. Our securities on loan as of June 30, 2002 and December 31, 2001, had fair values of $689.4 million and $0.5 million, respectively.

INTERNATIONAL INVESTMENT OPERATIONS

As of June 30, 2002, our international investment operations consist of the investments of Principal International and BT Financial Group and comprise $1.5 billion in invested assets, which primarily represent the assets of Principal International. Principal Capital Management works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies which are approved by Principal Capital Management. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Capital Management. A credit committee comprised of Principal Capital Management employees and international affiliate company chief investment officers review each corporate credit annually. In addition, employees from our U.S. operations who serve on the credit committee currently hold investment positions in two of our international affiliates. Principal Capital Management provides credit analysis training to Principal International personnel.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of June 30, 2002, and December 31, 2001, were fixed maturity securities and residential mortgage loans:


                          INTERNATIONAL INVESTED ASSETS

                                            AS OF JUNE 30,     AS OF DECEMBER 31,
                                           -----------------   -------------------
                                                  2002                 2001
                                           -----------------   -------------------
                                            CARRYING   % OF      CARRYING    % OF
                                             AMOUNT    TOTAL      AMOUNT     TOTAL
                                           ----------  -----    ----------   -----
                                                       ($ IN MILLIONS)
Fixed maturity securities
  Public.................................  $   940.0     65%    $   941.3      69%
  Private................................       61.9      4          61.0       4
Equity securities, available-for-sale....       18.4      1          24.9       2
Mortgage loans
  Residential............................      232.2     16         181.1      13
Real estate held for investment..........        7.6      1           7.7       1
Other investments .......................      193.0     13         151.4      11
                                           ----------  -----    ---------    -----
  Total invested assets..................  $ 1,453.1    100%    $ 1,367.4     100%
                                                       ====                  ====

Cash and cash equivalents................      158.4                128.0
                                           ----------           ---------

  Total invested assets and cash ........  $ 1,611.5            $ 1,495.4
                                           ==========           =========

INTERNATIONAL INVESTMENT RESULTS

The yield on international invested assets and on cash and cash equivalents, excluding net realized gains and losses, was 9.4% and 10.8% for the three months ended June 30, 2002, and 2001, respectively, and 8.0% and 8.6% for the six months ended June 30, 2002, and 2001, respectively.

The following table illustrates the yields on average assets for each of the components of our investment portfolio for the three months and six months ended June 30, 2002 and 2001, respectively:


                          INTERNATIONAL INVESTED ASSETS
                              YIELDS BY ASSET TYPE

                                            AS OF OR FOR THE THREE MONTHS        AS OF OR FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                       ENDED JUNE 30,
                                          ----------------------------------  -----------------------------------
                                               2002                2001             2002              2001
                                          ---------------    ---------------   ---------------    ---------------
                                          YIELD   AMOUNT     YIELD   AMOUNT    YIELD   AMOUNT     YIELD   AMOUNT
                                          -----  --------    -----  --------   -----  --------    -----  --------
                                                                            ($ IN MILLIONS)
Fixed maturity securities
  Gross investment income (1)...........  10.3%  $   25.9    12.2%  $   24.9    8.5%  $   42.4     9.5%  $   42.4
  Net realized capital gains (losses)...   1.0        2.4    (1.0)      (2.0)   1.4        6.8    (0.2)      (1.1)
                                                 --------           --------          --------           --------
    Total...............................         $   28.3           $   22.9          $   49.2           $   41.3
                                                 ========           ========          ========           ========
  Ending assets (at carrying value).....         $1,001.9           $  824.2          $1,001.9           $  824.2
Equity securities, available-for-sale
  Gross investment income (1)...........   1.8%  $    0.1     -  %  $    -      0.9%  $    0.1     -  %  $    -
  Net realized capital gains............  17.7        1.0     5.2        0.5   11.1        1.2     2.4        0.7
                                                 --------           --------          --------           --------
    Total...............................         $    1.1           $    0.5          $    1.3           $    0.7
                                                 ========           ========          ========           ========
  Ending assets (at carrying value).....         $   18.4           $   39.4          $   18.4           $   39.4
Mortgage loans - Residential
  Gross investment income (1)...........  11.3%  $    6.3    13.9%  $    6.0    8.9   $    9.2    10.8%  $    9.2
  Net realized capital gains (losses)...   -          -       -          -      -          -       -          -
                                                 --------           --------          --------           --------
    Total...............................         $    6.3           $    6.0          $    9.2           $    9.2
                                                 ========           ========          ========           ========
  Ending assets (at carrying value).....         $  232.2           $  175.1          $  232.2           $  175.1
Real estate
  Gross investment income (1)...........  10.1%  $    0.2  (19.6)%  $   (0.4)   7.8%  $    0.3     9.6%  $    0.4
  Net realized capital gains............   5.0        0.1    -           -      2.6        0.1     -          -
                                                 --------           --------          --------           --------
    Total...............................         $    0.3           $   (0.4)         $    0.4           $    0.4
                                                 ========           ========          ========           ========
  Ending assets (at carrying value).....         $    7.6           $    8.0          $    7.6           $    8.0
Cash and cash equivalents
  Gross investment income (1)...........   2.5%  $    0.9     5.1%  $    1.6    2.5%  $    1.8     4.5%  $    3.5
  Net realized capital gains (losses)...   -          -       -          -      -          -       -          -
                                                 --------           --------          --------           --------
    Total...............................         $    0.9           $    1.6          $    1.8           $    3.5
                                                 ========           ========          ========           ========
  Ending assets (at carrying value).....         $  158.4           $  134.8          $  158.4           $  134.8
Other investments
  Gross investment income (1)...........   9.5%  $    4.3     9.6%  $    2.8    9.9%  $    8.5     9.6%  $    5.8
  Net realized capital gains (losses)...  57.1       25.8     1.7        0.5   33.1       28.5   (63.4)     (38.3)
                                                 --------           --------          --------           --------
    Total...............................         $   30.1           $    3.3          $   37.0           $  (32.5)
                                                 ========           ========          ========           ========
  Ending assets (at carrying value).....         $  193.0           $  111.8          $  193.0           $  111.8
Total before investment expenses
  Gross investment income...............   9.5%  $   37.7    10.9%  $   34.9    8.0%  $   62.3     8.7%  $   61.3
  Net realized capital gains (losses)...   7.4       29.3    (0.3)      (1.0)   4.7       36.6    (5.5)     (38.7)
                                                 --------           --------          --------           --------
    Total...............................         $   67.0           $  (33.9)         $   98.9           $   22.6
                                                 ========           ========          ========           ========

Investment expenses.....................   0.1%  $    0.3     0.1%  $    0.4    0.0%  $    0.4     0.1%  $    0.7
Net investment income...................   9.4%  $   37.4    10.8%  $   34.5    8.0%  $   61.9     8.6%  $   60.6

------------
(1) Yields, which are annualized for interim periods, are based on quarterly average asset carrying values for the three months and six months ended June 30, 2002 and 2001.

FIXED MATURITY SECURITIES

Fixed maturity securities consist primarily of publicly traded debt securities and represented 69% of total international invested assets as of June 30, 2002, and 73% as of December 31, 2001. Fixed maturity securities were diversified by type of issuer as of June 30, 2002, and for the year ended December 31, 2001, as shown in the following table:


                          INTERNATIONAL INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                        AS OF JUNE 30,    AS OF DECEMBER 31,
                                                      -----------------   ------------------
                                                              2002                2001
                                                      -----------------   ------------------
                                                       CARRYING   % OF     CARRYING     % OF
                                                        AMOUNT    TOTAL     AMOUNT     TOTAL
                                                      ---------   -----   ---------    -----
                                                                 ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies..............  $    5.4       1%   $    0.3        -%
Foreign governments.................................     237.0      24       322.8       32
Corporate - public..................................     392.4      39       363.6       37
Corporate - private.................................      61.9       6        61.0        6
Mortgage-backed securities and other asset-
  backed securities.................................     305.2      30       254.6       25
                                                      --------    ----    ---------    -----
  Total fixed maturities...........................   $1,001.9     100%   $1,002.3      100%
                                                      ========    ====    =========    ====

The fixed maturity securities held by the international operations have not been rated by external agencies and cannot be presented in a comparable rating agency equivalent.

The issuers of the majority of our fixed maturity corporate securities are mainly banks and are categorized in the finance, insurance and real estate category as shown in the following tables:


                          INTERNATIONAL INVESTED ASSETS
  CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY AS OF JUNE 30, 2002

                                            PUBLICLY TRADED    PRIVATELY PLACED          TOTAL
                                            ----------------   -----------------   ----------------
                                            CARRYING   % OF    CARRYING    % OF    CARRYING   % OF
                                             AMOUNT    TOTAL    AMOUNT     TOTAL    AMOUNT    TOTAL
                                            --------   -----   --------    -----   --------   -----
                                                                  ($ IN MILLIONS)
INDUSTRY CLASS
Finance, Insurance and Real Estate....      $  178.6     45%   $   14.4      23%   $  193.0     42%
Services..............................          62.9     16        14.2      23        77.1     17
Retail................................          50.3     13         1.1       2        51.4     11
Transportation and Public Utilities...          49.6     13         -         -        49.6     11
Construction..........................          39.5     10         5.7       9        45.2     10
Manufacturing.........................           8.2      2        21.7      35        29.9      7
Mining................................           -        -         4.8       8         4.8      1
Agriculture, Forestry and Fishing.....           3.3      1         -         -         3.3      1
                                            --------   -----   --------    -----   --------   -----
   Total..............................      $  392.4    100%   $   61.9     100%   $  454.3    100%
                                            ========   ====    ========    ====    ========   ====


                          INTERNATIONAL INVESTED ASSETS
                  CORPORATE FIXED MATURITY SECURITIES PORTFOLIO
                      BY INDUSTRY AS OF DECEMBER 31, 2001

                                            PUBLICLY TRADED    PRIVATELY PLACED          TOTAL
                                            ----------------   -----------------   ----------------
                                            CARRYING   % OF    CARRYING    % OF    CARRYING   % OF
                                             AMOUNT    TOTAL    AMOUNT     TOTAL    AMOUNT    TOTAL
                                            --------   -----   --------    -----   --------   -----
                                                                 ($ IN MILLIONS)
INDUSTRY CLASS
Finance, Insurance and Real Estate....      $  180.2     50%   $   17.5      29%   $  197.7     47%
Services..............................          50.3     14         9.8      16        60.1     14
Construction..........................          47.6     13         6.0      10        53.6     12
Transportation and Public Utilities...          49.7     14         -         -        49.7     12
Retail................................          35.6      9         1.2       2        36.8      9
Manufacturing.........................           0.1      -        26.5      43        26.6      6
Public Administration.................           0.1      -         -         -         0.1      -
                                            --------   -----   --------    -----   --------   -----
   Total..............................      $  363.6    100%   $   61.0     100%   $  424.6    100%
                                            ========   ====    ========    ====    ========   ====

The international operations held $305.2 million of residential pass-through securities as of June 30, 2002, and $254.6 million as of December 31, 2001.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates excluding scheduled sinking funds, as of June 30, 2002, and December 31, 2001, were as follows:


                          INTERNATIONAL INVESTED ASSETS
             FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                                AS OF JUNE 30,     AS OF DECEMBER 31,
                                                            --------------------   --------------------
                                                                      2002                  2001
                                                            --------------------   --------------------
                                                            AMORTIZED   CARRYING   AMORTIZED   CARRYING
                                                               COST      AMOUNT       COST      AMOUNT
                                                            ---------   --------   ---------   --------
                                                                             (IN MILLIONS)

Due in one year or less..............................       $    38.5   $   39.0   $    35.5   $   36.0
Due after one year through five years................           144.2      147.8       161.7      162.3
Due after five years through ten years...............           196.2      199.8       212.8      211.8
Due after ten years..................................           302.3      310.1       326.6      337.6
                                                            ---------   --------   ---------   --------
   Subtotal..........................................           681.2      696.7       736.6      747.7
Mortgage-backed and other securities without a
   single maturity date..............................           296.9      305.2       248.8      254.6
                                                            ---------   --------   ---------   --------
   Total.............................................       $   978.1   $1,001.9   $   985.4   $1,002.3
                                                            =========   ========   =========   ========

The international operations held $1.6 million of restructured government bonds in Argentina, which represented 0.2% of international fixed maturity securities as of June 30, 2002.

EQUITY SECURITIES

Our equity securities represented 1% of international invested assets as of June 30, 2002 and 2% as of December 31, 2001. Our equity securities consisted of $13.5 million in common stock and $4.9 million in mutual funds as of June 30, 2002.

RESIDENTIAL MORTGAGE LOANS

Our Chilean operations originate and purchase residential mortgage loans. Residential mortgage loans comprised $232.2 million, or 16%, of international invested assets as of June 30, 2002, and $181.1 million, or 13%, as of December 31, 2001.

DERIVATIVES

The following table presents our position in derivative financial instruments as of June 30, 2002, and December 31, 2001. Our international operations did not have credit exposure relating to derivatives as of these dates.

                          INTERNATIONAL INVESTED ASSETS
               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                      AS OF JUNE 30,    AS OF DECEMBER 31,
                      ---------------   ------------------
                            2002               2001
                      ---------------   ------------------
                      NOTIONAL  % OF    NOTIONAL     % OF
                       AMOUNT   TOTAL    AMOUNT      TOTAL
                      --------  -----   --------     -----
                              ($ IN MILLIONS)
Currency forwards...  $   -       -%    $  13.4       100%
                      --------  -----   --------     -----
   Total............  $   -       -%    $  13.4       100%
                      ========  =====   ========     =====

OTHER INVESTMENTS

Our other investments totaled $193.0 million as of June 30, 2002, compared to $151.4 million as of December 31, 2001. Of the $193.0 million, $68.6 million represents our international investments in unconsolidated subsidiaries, $47.7 million represents other invested assets from our operations in Chile, Brazil, and Mexico, $41.4 million is related to subordinated notes in BT Financial Group's margin lending program and $35.3 million represents BT Financial Group's investment in unit trusts.

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

As of June 30, 2002, the difference between the asset and liability durations on our primary duration managed portfolio was .05 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines dictate that total duration gaps between the asset and liability portfolios must be within 0.25 years. The value of the assets in this portfolio was $24,978.9 million as of June 30, 2002.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of June 30, 2002, the weighted-average difference between the asset and liability durations on these portfolios was (.48) years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $9,589.1 million as of June 30, 2002.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,877.1 million as of June 30, 2002.

Using the assumptions and data in effect as of June 30, 2002, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by $33.9 million. The following table details the estimated changes by risk management strategy:

                                          AS OF
        RISK MANAGEMENT               JUNE 30, 2002      NET FAIR VALUE
           STRATEGY              VALUE OF TOTAL ASSETS       CHANGE
------------------------------   ---------------------   --------------
                                                 (IN MILLIONS)

Primary duration-managed......       $   24,978.9          $  (12.5)
Duration-monitored............            9,589.1              46.4
Non duration-managed..........            5,877.1               -
                                 ---------------------   --------------
   Total......................       $   40,445.1          $   33.9
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

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration. Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. We limit our risk exposure by requiring that the net position value not change by more than $10.0 million given an instantaneous change in the benchmark MBS price of +/- 2.5%. This price sensitivity analysis is performed at least once daily. The value of the loans in the pipeline as of June 30, 2002, was $7.4 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate parallel increase in the interest rates decreases the June 30, 2002, net position value by $28.1 million.

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

The market value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is reduced by the use of financial instruments, including derivative contracts, that increase in aggregate value when interest rates decline. Based on values as of June 30, 2002, a 100 basis point parallel decrease in interest rates produces a $158.8 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between market values and U.S. GAAP book values.

DERIVATIVES. We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, Principal-only swaps, interest rate floors, swaptions, U.S. Treasury futures, Treasury rate guarantees, interest rate lock commitments and mortgage-backed forwards and options. We use interest rate futures contracts and mortgage-backed forwards to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps and Principal-only swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the interest rate characteristics of specific assets and liabilities as well as an entire portfolio. Occasionally, we will sell a callable liability or a liability with attributes similar to a call option. In these cases, we will use interest rate swaptions or similar products to hedge the risk of early liability payment thereby transforming the callable liability into a fixed term liability.

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


                                                                     AS OF JUNE 30, 2002
                                           ---------------------------------------------------------------
                                                                         FAIR VALUE (NO ACCRUED INTEREST)
                                                                       -----------------------------------
                                                          WEIGHTED     -100 BASIS               +100 BASIS
                                            NOTIONAL    AVERAGE TERM     POINT                    POINT
                                             AMOUNT       (YEARS)        CHANGE     NO CHANGE     CHANGE
                                           ----------   ------------   ----------   ---------   ----------
                                                                       ($ IN MILLIONS)

Interest rate swaps..................      $  5,079.4      8.10(1)     $  127.8     $   37.9    $  (47.8)
Principal-only swaps.................           467.0      1.55(1)         56.3          8.8       (50.8)
Total return swaps...................           222.5      0.16(1)          9.8         (3.2)      (16.2)
Interest rate floors.................         3,400.0      4.45(2)         69.4         55.9       (31.6)
U.S. Treasury futures................         1,113.5      0.24(3)         52.3          3.3       (49.2)
U.S. Treasury futures (LIBOR)........         1,150.0      0.50(3)         (1.8)        (3.1)        1.8
Swaptions............................         3,960.0      1.31(4)        160.7        115.4      (111.7)
Treasury rate guarantees.............            24.0      0.03(5)         (5.0)        (3.6)       (2.2)
Bond forwards........................           355.7      1.12(5)         16.9         (5.4)      (27.2)
Mortgage-backed forwards and options.        10,378.8      0.10(5)       (171.4)       (22.3)      219.3
Interest rate lock commitments.......         3,863.8      0.12(6)         71.3         24.9      (181.0)
                                           ----------                  ---------    ---------   ----------
   Total.............................      $ 30,014.7                  $  386.3     $  208.6    $ (296.6)
                                           ==========                  =========    =========   ==========

--------------------
(1) Based on maturity date of swap.
(2) Based on maturity date of floor.
(3) Based on maturity date.
(4) Based on option date of swaption.
(5) Based on settlement date.
(6) Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING. As of June 30, 2002, the aggregate fair value of debt was $1,437.7 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $67.0 million.


                                                                       AS OF JUNE 30, 2002
                                                           -----------------------------------------
                                                                FAIR VALUE (NO ACCRUED INTEREST)
                                                           -----------------------------------------
                                                            -100 BASIS                   +100 BASIS
                                                           POINT CHANGE    NO CHANGE    POINT CHANGE
                                                           ------------   -----------   ------------
                                                                         (IN MILLIONS)

7.95% notes payable, due 2004......................          $  219.4     $  215.1        $  211.0
8.2% notes payable, due 2009.......................             556.4        526.0           497.7
7.875% surplus notes payable, due 2024.............             217.7        205.8           191.6
8% surplus notes payable, due 2044.................             114.3        102.8            92.6
Non-recourse mortgages and notes payable...........             255.7        246.8           238.5
Other mortgages and notes payable..................             141.2        141.2           141.2
                                                           ------------   -----------   ------------
   Total long-term debt............................          $1,504.7     $1,437.7        $1,372.6
                                                           ============   ===========   ============

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of June 30, 2002, the fair value of our equity securities was $813.7 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $81.4 million.

We also have indirect equity risk exposure with respect to BT Financial Group margin lending operations. Under the terms of this financing arrangement, BT Financial Group margin lending operations allow retail clients and independent financial advisors on behalf of clients, within limits approved by senior management, to borrow funds from BT Financial Group to invest in an approved list of securities and mutual fund investments which serve as security for the loan. The risk of loan default increases as the value of the underlying securities declines. This risk is actively managed through the use of margin calls on loans when the underlying securities fall below established levels. Overall, the margin lending portfolio is limited to a ratio of borrowed funds to market value of securities of an average of 67%. On November 30, 1999, BT Financial Group margin lending operations securitized its margin lending portfolio with Westpac Banking Corporation, an Australian bank. Under the terms of this financing, BT Financial Group margin lending operations are required to allocate capital equal to approximately 7% of the outstanding borrowed amount, as a cushion for loan defaults. As of June 30, 2002, the margin lending portfolio was $591.2 million, or Australian $1,053.1 million, while the ratio of borrowed funds to market value of securities was 46%, below that of the maximum allowed.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of June 30, 2002, was $3,052.4 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of June 30, 2002, the fair value of our foreign currency denominated fixed maturity securities was $329.8 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of June 30, 2002, was $311.2 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

Additionally, we utilize foreign currency swaps related to $665.0 million of private notes issued in connection with our acquisition of BT Financial Group. The interest payments related to these notes were initially serviced through operating cash flows of our Australian operations. By utilizing the foreign currency and interest rate swaps, the impact of Australian and U.S. dollar exchange rate fluctuations had a minimal effect on our ability to rely on the cash flows of our Australian operations to service the interest and principal payments related to the notes. On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty Limited were ceased and were assumed by its parent, PFSI.

We estimate that as of June 30, 2002, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to fluctuations between the Australian dollar and the U.S. dollar.

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

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned ESTHER L. GAYMAN V. PRINCIPAL MUTUAL HOLDING COMPANY, ET AL. On April 16, 2002, the Court granted our Motion to Dismiss and ordered the lawsuit be dismissed in its entirety. On April 17, 2002, a Judgment was entered to that effect. The Plaintiffs filed an appeal on May 15, 2002, with the 7th Circuit Court of Appeals.

While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe any pending matter will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders on May 20, 2002, the stockholders elected four Class I directors each for a term expiring at the Company's 2005 annual meeting. The voting results are as follows:

                            VOTES FOR        VOTES WITHHELD

Betsy J. Bernard           192,436,936          3,262,397
Jocelyn Carter-Miller      191,167,476          4,531,857
Gary E. Costley            192,456,089          3,243,244
William T. Kerr            191,916,086          3,783,247

The directors whose terms of office continued and the years their terms expire are as follows:

CLASS II DIRECTORS - TERM EXPIRES IN 2003

J. Barry Griswell
Charles S. Johnson
Richard L. Keyser
Donald M. Stewart
Elizabeth E. Tallett

CLASS III DIRECTORS - TERM EXPIRES IN 2004

David J. Drury
C. Daniel Gelatt
Sandra L. Helton
Victor H. Loewenstein
Federico F. Pena

The stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 2002. The voting results are as follows:

           FOR                      AGAINST                     ABSTAIN

       188,374,668                 6,165,808                   1,158,560

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

   Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - J. Barry Griswell

   Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Michael H. Gersie

B. REPORTS ON FORM 8-K

         None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PRINCIPAL FINANCIAL GROUP, INC.

Dated:  August 8, 2002         By   /s/ Michael H. Gersie
                                    -----------------------------------
                                    Michael H. Gersie
                                    Executive Vice President and
                                     Chief Financial Officer

                                    Duly Authorized Officer, Principal Financial
                                      Officer, and Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit
 Index    Exhibit
-------   -------
 99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - J. Barry Griswell

 99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Michael H. Gersie

                                                              Exhibit 99.1



              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 18 OF THE UNITED STATES CODE


     I, J. Barry Griswell,  Chairman,  President and Chief Executive  Officer of

Principal  Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) of the

Securities  Exchange Act of 1934 and (ii) the information  contained in the Form

10-Q for the  quarter  ended June 30,  2002  fairly  presents,  in all  material respects,  the  financial  condition  and  results of  operations  of  Principal

Financial Group, Inc.


                                 /s/ J. Barry Griswell
                                 --------------------------
                                 J. Barry Griswell
                                 Chairman, President and Chief Executive Officer
                                 Date:  August 8, 2002

                                                              Exhibit 99.2



              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 18 OF THE UNITED STATES CODE



     I, Michael H. Gersie,  Executive Vice President and Chief Financial Officer

of  Principal  Financial  Group,  Inc.,  certify  that (i) the Form 10-Q for the quarter  ended June 30, 2002 fully  complies  with the  requirements  of Section

13(a) of the Securities Exchange Act of 1934 and (ii) the information  contained in the Form 10-Q for the quarter  ended June 30, 2002  fairly  presents,  in all material  respects,  the  financial  condition  and  results  of  operations  of

Principal Financial Group, Inc.


                            /s/ Michael H. Gersie
                            -------------------------
                            Michael H. Gersie
                            Executive Vice President and Chief Financial Officer
                            Date:  August 8, 2002