Form 10-Q
period 2002-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2002-11-07
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                               ------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 4, 2002, was 336,892,211.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS



                                                                           PAGE
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Financial Position at September 30, 2002
      (Unaudited) and December 31, 2001....................................  3
    Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001....................  4
    Unaudited Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2002 and 2001.............................  5
    Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001....................................  6
    Notes to Unaudited Consolidated Financial Statements - September 30,
      2002.................................................................  8
  Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................ 26
  Item 3. Quantitative and Qualitative Disclosures about Market Risk....... 80
  Item 4. Controls and Procedures.......................................... 85

PART II - OTHER INFORMATION
  Item 1. Legal Proceedings................................................ 86
  Item 6. Exhibits and Reports on Form 8-K................................. 87
  Signature and Certifications............................................. 88

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PRINCIPAL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                SEPTEMBER 30,      DECEMBER 31,
                                                   2002               2001
                                                -------------    ---------------
                                                (Unaudited)         (Note 1)
                                                         (IN MILLIONS,
                                                    EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale...........    $33,057.2         $30,012.3
Fixed maturities, trading......................         92.7              17.8
Equity securities, available-for-sale..........        379.5             837.2
Mortgage loans.................................     11,283.6          11,065.7
Real estate....................................      1,168.9           1,181.8
Policy loans...................................        822.9             831.9
Other investments..............................      1,111.4             832.3
                                                -------------    ---------------
   Total investments...........................     47,916.2          44,779.0

Cash and cash equivalents......................        631.5             561.2
Accrued investment income......................        585.1             594.1
Premiums due and other receivables.............        786.6             489.0
Deferred policy acquisition costs..............      1,399.0           1,372.5
Property and equipment.........................        484.2             494.2
Goodwill.......................................        126.0             104.0
Other intangibles..............................         55.8              61.5
Mortgage loan servicing rights.................      1,505.0           1,779.2
Separate account assets........................     30,872.5          34,376.0
Assets of discontinued operations..............      2,535.2           2,974.3
Other assets...................................      1,373.6             765.5
                                                -------------    ---------------
        Total assets...........................    $88,270.7         $88,350.5
                                                =============    ===============

LIABILITIES
Contractholder funds...........................    $26,470.5         $24,684.4
Future policy benefits and claims..............     14,484.3          14,034.6
Other policyholder funds.......................        608.9             589.1
Short-term debt................................        474.3             511.6
Long-term debt.................................      1,303.7           1,378.4
Income taxes currently payable.................        326.6              35.1
Deferred income taxes..........................        899.9             853.6
Separate account liabilities...................     30,872.5          34,376.0
Liabilities of discontinued operations.........      1,632.4           1,773.3
Other liabilities..............................      4,563.6           3,294.1
                                                -------------    ---------------
   Total liabilities...........................     81,636.7          81,530.2

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share -
   2,500 million shares authorized, 376.5
   million and 375.8 million shares issued,
   343.2 million and 360.1 million shares
   outstanding, respectively...................          3.8               3.8
Additional paid-in capital.....................      7,099.0           7,072.5
Retained-earnings deficit......................       (102.2)            (29.1)
Accumulated other comprehensive income.........        507.9             147.5
Treasury stock, at cost (33.3 million and 15.7
   million shares, respectively)...............       (874.5)           (374.4)
                                                -------------    ---------------
   Total stockholders' equity..................      6,634.0           6,820.3
                                                -------------    ---------------
   Total liabilities and stockholders' equity..    $88,270.7         $88,350.5
                                                =============    ===============

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS
                                                           SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                  -------------------------------- -------------------------------
                                                       2002             2001             2002            2001
                                                  --------------- ---------------- ---------------- --------------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Premiums and other considerations..............      $  888.7         $1,255.0        $ 2,941.0        $ 3,210.3
Fees and other revenues........................         516.6            403.7          1,386.7          1,141.5
Net investment income..........................         821.2            826.4          2,455.5          2,506.1
Net realized/unrealized capital losses.........        (230.6)           (80.1)          (224.0)          (257.0)
                                                  --------------- ---------------- ---------------- --------------
      Total revenues...........................       1,995.9          2,405.0          6,559.2          6,600.9

EXPENSES
Benefits, claims and settlement
     expenses..................................       1,231.6          1,597.3          3,942.7          4,236.5
Dividends to policyholders.....................          79.1             79.1            241.0            241.2
Operating expenses.............................         640.2            574.2          1,832.2          1,673.3
                                                  --------------- ---------------- ---------------- --------------
     Total expenses............................       1,950.9          2,250.6          6,015.9          6,151.0
                                                  --------------- ---------------- ---------------- --------------

Income from continuing operations before income
     taxes.....................................          45.0            154.4            543.3            449.9

Income taxes...................................           2.4             34.5            140.6             90.8
                                                  --------------- ---------------- ---------------- --------------
Income from continuing operations..............          42.6            119.9            402.7            359.1

Loss from discontinued operations, net of
     related income taxes......................        (201.0)            (4.1)          (194.9)            (8.2)
                                                  --------------- ---------------- ---------------- --------------
Income (loss) before cumulative effect of
     accounting changes........................        (158.4)           115.8            207.8            350.9
Cumulative effect of accounting changes,
     net of related income taxes...............            -                -            (280.9)           (10.7)
                                                  --------------- ---------------- ---------------- --------------
Net income (loss)..............................      $ (158.4)        $  115.8        $   (73.1)       $   340.2
                                                  =============== ================ ================ ==============

                                                        FOR THE THREE MONTHS         FOR THE NINE MONTHS ENDED
                                                      ENDED SEPTEMBER 30, 2002          SEPTEMBER 30, 2002
                                                   -----------------------------   --------------------------------
EARNINGS PER COMMON SHARE
Basic earnings per common share:
   Income from continuing operations..............            $ 0.12                           $ 1.13
   Loss from discontinued operations, net
     of related income taxes......................             (0.58)                           (0.54)
                                                   -----------------------------   --------------------------------
   Income (loss) before cumulative effect                      (0.46)                            0.59
     of accounting change.........................
   Cumulative effect of accounting change,
     net of related income taxes..................               -                              (0.80)
                                                   -----------------------------   --------------------------------
   Net loss.......................................            $(0.46)                          $(0.21)
                                                   =============================   ================================

Diluted earnings per common share:
   Income from continuing operations..............            $ 0.12                           $ 1.13
   Loss from discontinued operations, net
     of related income taxes......................             (0.57)                           (0.55)
                                                   -----------------------------   --------------------------------
   Income (loss) before cumulative effect                      (0.45)                            0.58
     of accounting change.........................
   Cumulative effect of accounting change,
     net of related income taxes..................               -                              (0.79)
                                                   -----------------------------   --------------------------------
   Net loss.......................................            $(0.45)                          $(0.21)
                                                   =============================   ================================


SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                            ACCUMULATED
                                                ADDITIONAL    RETAINED         OTHER                       TOTAL
                                     COMMON      PAID-IN      EARNINGS     COMPREHENSIVE    TREASURY   STOCKHOLDERS'   OUTSTANDING
                                     STOCK       CAPITAL      (DEFICIT)        INCOME        STOCK        EQUITY         SHARES
                                   -----------  -----------  -----------  ----------------  ---------  ------------- --------------
                                                                   (IN MILLIONS)                                     (IN THOUSANDS)
   BALANCES AT JANUARY 1, 2001.....    $ -        $     -      $6,312.5        $(60.0)       $    -       $6,252.5           -
   Comprehensive income:
     Net income....................      -              -         340.2            -              -          340.2           -
     Net unrealized gains..........      -              -            -          541.3             -          541.3           -
     Provision for
       deferred income taxes.......      -              -            -         (195.6)            -         (195.6)          -
     Foreign currency translation
       adjustment..................      -              -            -         (105.2)            -         (105.2)          -

     Cumulative effect of
       accounting change, net of
       related income taxes........      -              -            -          (14.2)            -          (14.2)          -
                                                                                                       -------------
   Comprehensive income............                                                                          566.5
                                   -----------  -----------  -----------  ----------------  ---------  ------------- --------------
   BALANCES AT SEPTEMBER 30, 2001..    $ -        $     -      $6,652.7        $166.3        $    -       $6,819.0           -
                                   ===========  ===========  ===========  ================  =========  ============= ==============

   BALANCES AT JANUARY 1, 2002.....    $3.8       $7,072.5     $  (29.1)       $147.5        $(374.4)     $6,820.3    360,142.2
   Stock issued....................      -            17.8           -             -              -           17.8        710.8
   Stock-based compensation:
     Stock incentive plan..........      -             4.0           -             -              -            4.0           -
     Directors stock plan..........      -             0.1           -             -              -            0.1           -
     Stock purchase plan...........      -             3.3           -             -              -            3.3           -
   Treasury stock acquired
     and reissued, net.............      -             1.3           -             -          (500.1)       (498.8)   (17,624.8)
   Comprehensive income:
     Net loss......................      -              -         (73.1)           -              -          (73.1)          -
     Net unrealized gains..........      -              -            -          411.2             -          411.2           -
     Provision for deferred
       income taxes................      -              -            -         (146.5)            -         (146.5)          -
     Foreign currency translation
       adjustment..................      -              -            -           95.7             -           95.7           -
                                                                                                       -------------
   Comprehensive income............                                                                          287.3
                                   -----------  -----------  -----------  ----------------  ---------  ------------- --------------
   BALANCES AT SEPTEMBER 30, 2002..    $3.8       $7,099.0     $ (102.2)       $507.9        $(874.5)     $6,634.0    343,228.2
                                   ===========  ===========  ===========  ================  =========  ============= ==============

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                 FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                              ---------------------------------
                                                     2002             2001
                                              ----------------- ---------------
                                                       (IN MILLIONS)
OPERATING ACTIVITIES
Net income (loss)............................   $    (73.1)       $    340.2
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Loss from discontinued operations, net of
    related income taxes.....................        194.9               8.2
  Cumulative effect of accounting changes,
    net of related income taxes..............        280.9              10.7
  Amortization of deferred policy
    acquisition costs........................        109.6             130.8
  Additions to deferred policy acquisition
    costs....................................       (233.5)           (191.4)
  Accrued investment income..................          9.1             (57.4)
  Premiums due and other receivables.........        (45.1)            (71.5)
  Contractholder and policyholder liabilities
    and dividends............................      1,545.5           1,703.3
  Current and deferred income taxes..........        310.4              62.2
  Net realized/unrealized capital losses.....        224.0             257.0
  Depreciation and amortization expense......         74.5              69.7
  Amortization of mortgage servicing rights..        223.9             138.7
  Stock-based compensation...................          7.4               -
  Mortgage servicing rights valuation
    adjustments..............................        800.5             146.7
  Other......................................        366.6             324.0
                                              ----------------- ----------------
Net adjustments..............................      3,868.7           2,531.0
                                              ----------------- ----------------
Net cash provided by operating activities....      3,795.6           2,871.2

INVESTING ACTIVITIES
Available-for-sale securities:
    Purchases................................    (11,882.9)        (10,818.6)
    Sales....................................      6,081.3           4,157.3
    Maturities...............................      3,109.1           3,457.2
Net cash flows from trading securities.......        (69.1)              -
Mortgage loans acquired or originated........    (33,052.9)        (27,931.2)
Mortgage loans sold or repaid................     32,703.2          28,011.9
Purchase of mortgage servicing rights........       (695.6)           (651.0)
Proceeds from sale of mortgage servicing
  rights.....................................         11.3              29.6
Real estate acquired.........................       (143.3)           (228.9)
Real estate sold.............................        198.2             535.9
Net change in property and equipment.........        (41.8)            (58.6)
Net proceeds (disbursements) from sales of
  subsidiaries...............................          1.4              (7.9)
Purchases of interest in subsidiaries, net
  of cash acquired...........................        (48.0)             (4.2)
Net change in other investments..............        258.7            (222.8)
                                              ----------------- ----------------
Net cash used in investing activities........   $ (3,570.4)       $ (3,731.3)

                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                 FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                              ----------------------------------
                                                     2002             2001
                                              ----------------- ----------------
                                                       (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock.....................    $    17.8         $     -
Acquisition and reissuance of treasury stock,
  net........................................       (498.8)              -
Issuance of long-term debt...................         11.0             157.0
Principal repayments of long-term debt.......        (85.7)           (110.0)
Proceeds of short-term borrowings............      6,350.1           6,391.1
Repayment of short-term borrowings...........     (6,387.4)         (6,136.8)
Investment contract deposits.................      5,510.2           4,192.8
Investment contract withdrawals..............     (5,072.1)         (4,307.2)
                                              ----------------- ----------------
Net cash provided by (used in) financing
  activities.................................       (154.9)            186.9
                                              ----------------- ----------------

Net increase (decrease) in cash and
  cash equivalents...........................         70.3            (673.2)

Cash and cash equivalents at beginning of
  period.....................................        561.2             791.0
                                              ----------------- ----------------
Cash and cash equivalents at end of period...    $   631.5         $   117.8
                                              ================= ================

             SEE ACCOMPANYING NOTES.

                            PRINCIPAL FINANCIAL GROUP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. and its majority-owned subsidiaries ("the Company") have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These interim unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001, filed with the United States Securities and Exchange Commission. The accompanying consolidated statement of financial position at December 31, 2001, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the December 31, 2001 and September 30, 2001, financial statements to conform to the September 30, 2002, presentation.

SEPARATE ACCOUNTS

At September 30, 2002, the Separate Accounts included a separate account valued at $942.5 million which primarily included shares of the Company's stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by the Company as part of the policy credits issued under the Company's demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Activity of the separate account shares is reflected in both the separate account assets and separate account liabilities and does not impact the Company's results of operations.

ACCOUNTING CHANGES

The Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), encourages but does not require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to adopt the fair value based method of accounting prescribed in SFAS 123, retroactive to January 1, 2002, for its employee stock-based compensation plans for all stock-based awards granted subsequent to January 1, 2002. Prior to January 1, 2002, the Company elected to account for its stock-based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and accordingly, the majority of employee stock-based compensation costs were excluded from compensation expense. For information regarding the adoption of the fair value method defined in SFAS 123, refer to
Note 10.

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs incurred in connection with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) ("EITF 94-3"). Under SFAS 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred rather than at the date of an entity's commitment to an exit plan, which was the standard for liability recognition under EITF 94-3. The Company has early adopted SFAS 146, which did not have a material effect on its consolidated financial statements.

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As a result of performing the two-step impairment test, the Company recorded goodwill impairments of $196.5 million, $20.9 million and $4.6 million, net of income taxes, related to its BT Financial Group ("BT"), Principal International and Life and Health Insurance operations, respectively. Additionally, as a result of performing the indefinite-lived intangible asset impairment test, the Company recognized an after-tax impairment of $58.9 million to its brand name and management rights intangible asset related to BT.

These impairments, recognized January 1, 2002, as a cumulative effect of a change in accounting principle, were reported in the Company's operating segments as follows (in millions):

                                                      INTERNATIONAL ASSET         LIFE
                                                         MANAGEMENT AND        AND HEALTH
                                                          ACCUMULATION          INSURANCE         CONSOLIDATED
                                                     ----------------------- ----------------  -------------------
   Goodwill.........................................            $ 321.2                $4.6           $ 325.8
   Indefinite-lived intangibles.....................               89.8                 -                89.8
   Income tax impact................................             (134.7)                -              (134.7)
                                                     ----------------------- ----------------  -------------------
   Total impairment, net of income taxes  ..........            $ 276.3                $4.6           $ 280.9
                                                     ======================= ================  ===================


                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income and earnings per share (basic and diluted) for the three months and nine months ended September 30, 2002 and 2001, adjusted for the effects of SFAS 142 related to non-amortization of goodwill and indefinite-lived intangibles, are as follows (in millions, except per share data):

                                              FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                           -------------------------------   ------------------------------------
                                                 2002           2001(1)            2002                2001(1)
                                           --------------   --------------   -----------------   ----------------
   Reported net income (loss) ............     $ (158.4)        $ 115.8            $(73.1)           $  340.2
   Adjustment for amortization expense:
     Goodwill (2).........................          -               2.6               -                   7.7
     Amortization included in
       discontinued operations (see
       Note 3) ...........................          -               8.7               -                  30.2
                                           --------------   --------------   -----------------   ----------------
   Total amortization expense ............          -              11.3               -                  37.9
   Tax impacts of amortization expense ...          -              (3.1)              -                 (10.4)
                                           --------------   --------------   -----------------   ----------------
   Adjusted net income (loss).............     $ (158.4)        $ 124.0            $(73.1)           $  367.7
                                           ==============   ==============   =================   ================

   Basic earnings per share:
   Reported net income (loss) ............     $   (0.46)       $   0.32          $  (0.21)          $    0.94
   Adjustment for amortization expense:
     Goodwill.............................          -               0.01              -                   0.02
     Amortization included in
       discontinued operations............          -               0.02              -                   0.09
                                           --------------   --------------   -----------------   ----------------
   Total amortization expense ............          -               0.03              -                   0.11
   Tax impacts of amortization expense ...          -              (0.01)             -                  (0.03)
                                           --------------   --------------   -----------------   ----------------
   Adjusted net income (loss).............     $   (0.46)       $   0.34          $  (0.21)          $    1.02
                                           ==============   ==============   =================   ================

   Diluted earnings per share:
   Reported net income (loss).............     $   (0.45)       $   0.32          $  (0.21)          $    0.94
   Adjustment for amortization expense:
     Goodwill.............................          -               0.01              -                   0.02
     Amortization included in
       discontinued operations............          -               0.02              -                   0.09
                                            -------------   --------------   -----------------   ----------------
   Total amortization expense ............          -               0.03              -                   0.11
   Tax impacts of amortization expense ...          -              (0.01)             -                  (0.03)
                                            -------------   --------------   -----------------   ----------------
   Adjusted net income (loss).............     $   (0.45)       $   0.34          $  (0.21)          $    1.02
                                            =============   ==============   =================   ================

------
(1) For purposes of the Company's unaudited basic and diluted pro-forma earnings per share calculations, the weighted average number of shares outstanding during the three months and nine months ended September 30, 2001, was assumed to be
360.8 million shares. These shares represent 260.8 million shares issued to policyholders entitled to receive compensation in the demutualization and 100.0 million shares sold to investors in the initial public offering ("IPO"), effective October 26, 2001.

(2) Includes amortization expenses related to equity investment subsidiaries of the Company.

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). This Statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"), establishing a single accounting model for the disposal of long-lived assets. SFAS 144 generally retains the basic provisions of existing guidance, but broadens the presentation of any discontinued operations to include a component of an entity (rather than a segment of a business as defined in APB 30). The Company adopted SFAS 144 on January 1, 2002, which did not have a significant impact on the Company's consolidated financial statements as of the adoption date. On August 25, 2002, the Company entered into an agreement to sell substantially all of BT (see Note 3). The sale of BT is accounted for under the provisions of SFAS 144 and consistent with such guidance, the BT results and loss on sale are reported as a discontinued operation at September 30, 2002. SFAS 144 also eliminated the temporary control exception when determining the consolidation of affiliated entities. This change impacted the reporting of the Company's investment in company sponsored mutual funds whereby the Company now reports the change in value of its investment as a part of net income rather than as an unrealized gain or loss on equity securities available-for-sale. The change in value is reported in the net realized/unrealized capital losses line on the consolidated statement of operations.

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

At January 1, 2001, the Company's consolidated financial statements were adjusted to record a cumulative effect of adopting SFAS 133, as follows (in millions):

                                                         ACCUMULATED OTHER
                                       NET LOSS          COMPREHENSIVE LOSS
                                   --------------      ---------------------

   Adjustment to fair value of
     derivative contracts (1).....     $(16.4)                $(15.8)
   Income tax impact..............        5.7                    1.6
                                   --------------      ---------------------
   Total .........................     $(10.7)                $(14.2)
                                   ==============      =====================

------------------
(1) Amount presented is net of adjustment to hedged item.

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


2.   GOODWILL AND OTHER INTANGIBLE ASSETS

Amortized intangible assets are as follows (in millions):

                                       AS OF SEPTEMBER 30, 2002                    AS OF DECEMBER 31, 2001
                                ---------------------------------------       ---------------------------------------
                                   GROSS                       NET               GROSS                         NET
                                 CARRYING    ACCUMULATED     CARRYING          CARRYING     ACCUMULATED      CARRYING
                                  AMOUNT     AMORTIZATION     AMOUNT            AMOUNT      AMORTIZATION      AMOUNT
                                ---------- ---------------- -----------       ----------- ------------------ --------
   Value of insurance in
     force acquired............   $50.4         $6.0           $44.4             $54.4         $7.2             $47.2
   Other ......................     1.6          0.4             1.2               2.1          0.2               1.9
                                ---------- ---------------- -----------       ----------- ------------------  --------
   Total amortized
     intangibles ..............   $52.0         $6.4            $45.6            $56.5         $7.4             $49.1
                                ========== ================ ===========       =========== ==================  ========


Unamortized intangible assets are as follows (in millions):

                                AS OF SEPTEMBER 30,       AS OF DECEMBER 31,
                                      2002                      2001
                              ------------------------ ------------------------
                                   NET CARRYING             NET CARRYING
                                      AMOUNT                   AMOUNT
                              ------------------------ ------------------------

 Other indefinite-lived
   intangible assets........          $10.2                     $12.4
                              ======================== ========================

The amortization expense for the definite-lived intangible assets were $0.8 million and $1.8 million for the three months and nine months ended September 30, 2002, respectively, and $0.5 million and $1.6 million for the three months and nine months ended September 30, 2001, respectively. At December 31, 2001, the estimated amortization expense for the next five years is as follows (in millions):
                              Estimated
                        Amortization Expense
                        ----------------------

2002................            $1.7
2003................             1.8
2004................             1.7
2005................             1.6
2006................             1.6

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


2.   GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The changes in the carrying amount of goodwill reported in the Company's operating segments for the nine months ended September 30, 2002, are as follows (in millions):

                                    U.S. ASSET
                                    MANAGEMENT      INTERNATIONAL      LIFE AND
                                       AND        ASSET MANAGEMENT      HEALTH        MORTGAGE
                                   ACCUMULATION   AND ACCUMULATION     INSURANCE       BANKING      CONSOLIDATED
                                  --------------- ------------------ -------------- -------------- ----------------
  Balance at January 1, 2002.....        $12.5           $33.7             $49.4          $8.4          $ 104.0
  Goodwill from acquisitions.....          -              33.3               -             -               33.3
  Goodwill disposed of
    during the period............          -               -                (0.7)          -               (0.7)
  Cumulative effect of
    accounting change (1)........          -               -                (4.6)          -               (4.6)
  Foreign currency translation...          -              (6.0)              -             -               (6.0)
                                  --------------- ------------------ -------------- -------------- ----------------
  Balance at September 30, 2002..        $12.5           $61.0             $44.1          $8.4          $ 126.0
                                  =============== ================== ============== ============== ================

------
(1) Excludes goodwill impairments of $300.3 million related to BT (see Note 3) and $20.9 million related to an equity investment subsidiary of Principal International.

3.  DISCONTINUED OPERATIONS

On August 25, 2002, the Company announced it had entered into an agreement to sell substantially all of BT to Westpac Banking Corporation ("Westpac") for estimated proceeds of A$900.0 million Australian dollars ("A$") (approximately U.S. $500.0 million), and future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $80.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management.

Excluding the contingent proceeds, the Company estimates after-tax proceeds of approximately U.S. $870.0 million. This amount includes cash proceeds, tax benefits, and a gain from unwinding the hedged asset associated with debt used to acquire BT in 1999. The Company closed the sale of BT on October 31, 2002 and has accrued for an estimated after-tax loss on disposal of $206.6 million as of September 30, 2002. Future adjustments to the estimated loss are expected to be recorded through the first half of 2003, as the proceeds from the sale are finalized.

BT is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) and cash flows have been removed from the Company's results of continuing operations for all periods presented. Corporate overhead allocated to BT does not qualify for discontinued operations treatment under SFAS 144, and therefore is still included in the Company's results of continuing operations. Assets and liabilities related to BT have been reclassified to assets of discontinued operations and liabilities of discontinued operations on the Company's consolidated statements of financial position for all periods presented. Additionally, the results of operations (excluding corporate overhead) for BT are reported as non-recurring items for the International Asset Management and Accumulation segment in the Segment Information note (Note 9).

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


3.  DISCONTINUED OPERATIONS (CONTINUED)

Selected financial information for the discontinued operations is as follows:

                                                         AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                                  2002                       2001
                                                        -------------------------- -------------------------
                                                                           (IN MILLIONS)
   ASSETS
   Goodwill and other intangibles ....................          $    419.6                 $   993.0
   Separate account assets ...........................             1,539.9                   1,488.8
   Other assets ......................................               575.7                     492.5
                                                        -------------------------- -------------------------
     Total assets of discontinued operations .........          $  2,535.2                 $ 2,974.3
                                                        ========================== =========================

   LIABILITIES
   Separate account liabilities.......................             1,539.9                   1,488.8
   Other liabilities .................................                92.5                     284.5
                                                        -------------------------- -------------------------
     Total liabilities of discontinued operations ...           $  1,632.4                 $ 1,773.3
                                                        ========================== =========================


                                                 FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                              ---------------------------------    -----------------------------------
                                                  2002               2001              2002                2001
                                              --------------    ---------------    --------------    -----------------
                                                                           (IN MILLIONS)
   Total revenues ........................         $  39.2             $50.5           $  128.1              $173.0
                                              ==============    ===============    ==============    =================

   Loss from continuing operations,
      net of related income taxes
      (corporate overhead)................         $  (0.8)            $(1.0)          $   (2.3)             $ (2.7)

   Loss from discontinued operations:
      Income (loss) before income taxes...             3.9              (5.8)              16.3               (10.1)
      Income taxes (benefits).............            (1.7)             (1.7)               4.6                (1.9)
                                              --------------    ---------------    --------------    -----------------

      Income (loss) from discontinued                  5.6              (4.1)              11.7                (8.2)
        operations .......................
      Loss on disposal, net of related
        income taxes......................          (206.6)              -               (206.6)                -
                                              --------------    ---------------    --------------    -----------------

   Loss from discontinued operations,               (201.0)             (4.1)            (194.9)               (8.2)
      net of related income taxes.........
   Cumulative effect of accounting change,
      net of related income taxes.........             -                 -               (255.4)                -
                                              --------------    ---------------    --------------    -----------------
   Net loss...............................         $(201.8)            $(5.1)          $ (452.6)             $(10.9)
                                              ==============    ===============    ==============    =================



                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


4.  ACQUISITIONS AND OTHER DIVESTITURES

On May 31, 2002, the Company purchased a 100% ownership of Zurich AFORE S.A. de C.V. ("Zurich AFORE") in Mexico from Zurich Financial Services for $49.0 million in cash. The operations of Zurich AFORE have been integrated into Principal International, Inc., as a part of the Company's International Asset Management and Accumulation segment.

On February 1, 2002, the Company sold its remaining stake of 15.1 million shares in Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. Total proceeds from the completion of this transaction were $325.4 million and the Company recognized a net realized capital gain of $183.0 million.

5.  CLOSED BLOCK

In connection with its 1998 mutual insurance holding company formation, Principal Life Insurance Company ("Principal Life") formed and began operating a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force on that date. As of September 30, 2002, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected resulting in the recognition of a policyholder dividend obligation of $16.1 million as of September 30, 2002.

Closed Block liabilities and assets designated to the Closed Block are as follows:

                                    AS OF SEPTEMBER 30,     AS OF DECEMBER 31,
                                          2002                     2001
                                   ---------------------  ----------------------
                                                  (IN MILLIONS)
 CLOSED BLOCK LIABILITIES
 Future policy benefits and
   claims.........................       $5,295.2                $5,248.7
 Other policyholder funds.........           30.4                    20.3
 Policyholder dividends payable...          381.0                   376.6
 Policyholder dividend obligation.           16.1                     -
 Other liabilities................           37.7                    11.8
                                   ---------------------  ----------------------
   Total Closed Block
   liabilities....................        5,760.4                 5,657.4

 ASSETS DESIGNATED TO THE CLOSED BLOCK
 Fixed maturities,
   available-for-sale.............        2,643.7                 2,466.3
 Equity securities,
   available-for-sale.............           23.4                    23.4
 Mortgage loans...................          859.3                   880.0
 Policy loans.....................          779.2                   792.5
 Other investments................            6.9                     6.9
                                   ---------------------  ----------------------
   Total investments..............        4,312.5                 4,169.1

 Cash and cash equivalents
   (deficit)......................           36.0                    (8.0)
 Accrued investment income........           73.9                    77.2
 Deferred tax asset...............           70.6                    80.8
 Premiums due and other
   receivables....................           29.7                    33.3
                                   ---------------------  ----------------------
   Total assets designated
     to the Closed Block..........        4,522.7                 4,352.4
                                   ---------------------  ----------------------

 Excess of Closed Block liabilities
   over assets designated to the
   Closed Block...................        1,237.7                 1,305.0

 Amounts included in other
   comprehensive income...........           72.6                    43.6
                                   ---------------------  ----------------------

 Maximum future earnings to be
   recognized from Closed Block
   assets and liabilities.........       $1,310.3                $1,348.6
                                   =====================  ======================

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


5. CLOSED BLOCK (CONTINUED)

Closed Block revenues and expenses were as follows:

                                                 FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                              ---------------------------------    -----------------------------------
                                                  2002               2001              2002                2001
                                              --------------    ---------------    --------------    -----------------
                                                                           (IN MILLIONS)
   REVENUES
   Premiums and other considerations.....         $  171.0            $177.2           $  530.8             $ 553.3
   Net investment income.................             77.3              78.1              233.5               229.9
   Net realized/unrealized
     capital losses .....................             (5.3)             (1.2)             (27.3)               (3.0)
                                              --------------    ---------------    --------------    -----------------
     Total revenues......................            243.0             254.1              737.0               780.2

   EXPENSES
   Benefits, claims, and
     settlement expenses.................            141.3             146.1              432.6               451.2
   Dividends to policyholders............             76.4              77.6              231.6               235.8
   Operating expenses....................              2.7               2.7                8.9                 8.9
                                              --------------    ---------------    --------------    -----------------
     Total expenses......................            220.4             226.4              673.1               695.9
                                              --------------    ---------------    --------------    -----------------

   Closed Block revenue, net of Closed
     Block expenses, before income taxes.             22.6              27.7               63.9                84.3
   Income taxes..........................              7.5               8.8               20.8                27.3
                                              --------------    ---------------    --------------    -----------------
   Closed Block revenue, net of Closed
     Block expenses and income taxes.....             15.1              18.9               43.1                57.0
   Funding adjustment charges............             (0.9)             (3.3)              (4.8)               (6.6)
                                              --------------    ---------------    --------------    -----------------
   Closed Block revenue, net of Closed
     Block expenses, income taxes
     and funding adjustment charges......         $   14.2            $ 15.6           $   38.3             $  50.4
                                              ==============    ===============    ==============    =================


The change in maximum future earnings of the Closed Block was as follows:

                                                 AS OF OR FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                      2002             2001
                                                 -------------- ----------------
                                                        (IN MILLIONS)

   Beginning of year...........................     $ 1,348.6         $1,408.8
   End of period...............................       1,310.3          1,358.4
                                                 -------------- ----------------
   Change in maximum future earnings...........     $   (38.3)        $  (50.4)
                                                 ============== ================

Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

6.  FEDERAL INCOME TAXES

The effective income tax rate on net income for the three months and nine months ended September 30, 2002 and 2001, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received, partially offset by additional state income taxes.

7. COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                                   FOR THE THREE                 FOR THE NINE
                                                                   MONTHS ENDED                  MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -------------------------     -------------------------
                                                              2002           2001           2002           2001
                                                            -----------    ----------     -----------    ----------
                                                                              (IN MILLIONS)
COMPREHENSIVE INCOME:
  Net income (loss)....................................      $ (158.4)      $  115.8        $(73.1)        $ 340.2
  Net change in unrealized gains and losses on fixed
     maturities, available-for-sale....................         557.0          550.4         603.9           731.8
  Net change in unrealized gains and losses on equity
     securities, available-for-sale, including seed
     money in separate accounts........................          35.0         (109.6)         39.4           (34.9)
  Adjustments for assumed changes in amortization
     patterns:
     Deferred policy acquisition costs.................         (56.9)         (73.0)        (82.0)          (99.8)
     Unearned revenue reserves.........................           4.3            5.6           4.9             6.2
  Net change in unrealized gains and losses on
     derivative instruments............................        (124.9)         (50.7)       (138.9)          (53.2)
  Adjustments to unrealized gains for policyholder
     dividend obligation...............................         (16.1)          (8.8)        (16.1)           (8.8)
  Provision for deferred income taxes..................        (143.4)        (110.0)       (146.5)         (195.6)
  Change in net foreign currency translation
     adjustment........................................          89.9          (29.1)         95.7          (105.2)
  Cumulative effect of accounting change, net of
     related income taxes..............................           -              -             -             (14.2)
                                                            -----------     ----------    ----------     ----------
  Comprehensive income.................................      $  186.5       $  290.6        $287.3         $ 566.5
                                                            ===========     ==========    ==========     ==========

8.  COMMITMENTS AND CONTINGENCIES

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

Other companies in the life insurance industry have historically been subject to substantial litigation resulting from claims disputes and other matters. Most recently, such companies have faced extensive claims, including class-action lawsuits, alleging improper life insurance sales practices. Negotiated settlements of such class-action lawsuits have had a material adverse effect on the business, financial condition and results of operations of certain of these companies. Principal Life is currently a defendant in two class-action lawsuits, which allege improper sales practices.

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

In 2000, the Company reached an agreement to settle these two class-action lawsuits alleging improper sales practices. In April 2001, the proposed settlement of the class-action lawsuits received court approval. In agreeing to the settlement, the Company specifically denied any wrongdoing. The Company has accrued a loss reserve for its best estimate based on information available, and believes this reserve is sufficient to cover the Company's obligation under the settlement. A number of persons and entities who were eligible to be class members have excluded themselves from the class (or "opted out"), as the law permits them to do. The Company has been notified that some of those who opted out from the class will file lawsuits and make claims similar to those addressed by the settlement. Some of these lawsuits are presently on file. The Company has accrued a loss reserve for its best estimate of its potential exposure to the suits and claims. As uncertainties continue to exist in resolving this matter, it is reasonably possible that all the actual costs of the suits and claims could exceed the Company's estimate. The range of any such costs cannot be presently estimated; however, the Company believes the additional costs will not have a material impact on its business, financial condition or results of operations.

9.  SEGMENT INFORMATION

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

The International Asset Management and Accumulation segment provides asset management products and services to retail clients in Australia and institutional clients throughout the world and provides life insurance and retirement and related financial products and services primarily to businesses, their employees and other individuals principally in Australia, Chile, Brazil, New Zealand, Mexico, India, Japan, Argentina and Hong Kong. On August 25, 2002, the Company signed an agreement to sell substantially all of BT (an asset management company operating in Australia and New Zealand), described further in
Note 3. As a result, the results of operations (excluding corporate overhead) for BT are reported as non-recurring items for all periods presented.

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

The Corporate and Other segment includes an equity ownership interest in Coventry. The ownership interest was sold on February 1, 2002, described further in Note 4. The Corporate and Other segment's equity in earnings of Coventry, which was included in net investment income, was $2.1 million for the nine months ended September 30, 2002, and $5.2 million and $15.1 million for the three months and nine months ended September 30, 2001, respectively.

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


9.  SEGMENT INFORMATION (CONTINUED)

The Company evaluates segment performance on segment operating earnings, which is determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and non-recurring items which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains credited to customers and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of the Company's results of operations by highlighting earnings attributable to the normal, recurring operations of the business. However, segment operating earnings are not a substitute for net income determined in accordance with U.S. GAAP.

For the three months ended September 30, 2002, non-recurring items of $214.0 million, net of income taxes, included the negative effects of: (1) a loss from the discontinued operations of BT ($201.0 million); and (2) an increase to a loss contingency reserve established for sales practice litigation ($13.0 million).

For the three months ended September 30, 2001, non-recurring items of $8.2 million, net of income taxes, included the negative effects of: (1) expenses related to the demutualization ($4.1 million); and (2) a loss from the discontinued operations of BT ($4.1 million).

For the nine months ended September 30, 2002, non-recurring items of $490.8 million, net of income taxes, included the negative effects of: (1) a cumulative effect of accounting change related to the implementation of SFAS 142 ($280.9 million); (2) a loss from the discontinued operations of BT ($194.9 million);
(3) an increase to a loss contingency reserve established for sales practice litigation ($13.0 million); and (4) expenses related to the demutualization ($2.0 million).

For the nine months ended September 30, 2001, non-recurring items of $43.7 million, net of income taxes, included the negative effects of: (1) expenses related to the demutualization ($18.9 million); (2) a cumulative effect of change in accounting principle related to the implementation of SFAS 133 ($10.7 million); (3) a loss from the discontinued operations of BT ($8.2 million); and
(4) an increase to a loss contingency reserve established for sales practices litigation ($5.9 million).

The accounting policies of the segments are similar to those of the Company, with the exception of capital allocation. The Company allocates capital to its segments based upon an internal capital model that allows management to more effectively manage the Company's capital.

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


9.  SEGMENT INFORMATION (CONTINUED)

The following tables summarize selected financial information on a continuing basis by segment as of or for the three months ended September 30, 2002 and 2001, and reconciles segment totals to those reported in the consolidated financial statements (in millions):

                                                 INTERNATIONAL
                                  U.S. ASSET         ASSET
                                  MANAGEMENT       MANAGEMENT      LIFE AND
                                     AND              AND           HEALTH       MORTGAGE    CORPORPATE AND
                                 ACCUMULATION    ACCUMULATION     INSURANCE      BANKING         OTHER       CONSOLIDATED
                                --------------  --------------- ------------- ------------- --------------- --------------
   2002
   Revenues:
     Operating revenues........      $ 865.9      $   82.8        $ 987.7         $312.9       $  (15.8)      $ 2,233.5
     Net realized/unrealized
       capital gains (losses)..        (83.1)          0.5          (16.0)           -           (132.0)         (230.6)
     Plus recognition of
       front-end fee revenues..          2.0           -              -              -              -               2.0
     Less capital gains
       distributed as market
       value adjustment........         (9.0)          -              -              -              -              (9.0)
                                --------------  --------------- ------------- ------------- --------------- --------------
   Revenues....................      $ 775.8      $   83.3        $ 971.7         $312.9       $ (147.8)      $ 1,995.9
                                ==============  =============== ============= ============= =============== ==============

   Net income:
     Operating earnings (loss).      $  84.9      $    5.0        $  55.7         $ 62.5       $   (5.6)      $   202.5
     Net realized/unrealized
       capital gains (losses),
       as adjusted.............        (55.0)          3.0          (10.1)           -            (84.8)         (146.9)
     Non-recurring items.......          -          (201.0)           -              -            (13.0)         (214.0)
                                --------------  --------------- ------------- ------------- --------------- --------------
   Net income (loss)...........      $  29.9      $ (193.0)       $  45.6         $ 62.5       $ (103.4)      $  (158.4)
                                ==============  =============== ============= ============= =============== ==============

   Other segment data:
     Revenues from external
       customers...............      $ 763.1      $   82.9        $ 972.8         $303.0       $ (125.9)      $ 1,995.9
     Intersegment revenues.....         12.7           0.4           (1.1)           9.9          (21.9)            -
     Interest expense..........          0.7           0.2            0.1            -             20.0            21.0
     Income tax expense
       (benefit)...............        (11.2)          0.7           23.9           52.5          (63.5)            2.4
     Amortization of
       intangibles.............          0.1           0.7            -              -              -               0.8


                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


9.  SEGMENT INFORMATION (CONTINUED)

                                                 INTERNATIONAL
                                  U.S. ASSET         ASSET
                                  MANAGEMENT       MANAGEMENT      LIFE AND
                                     AND              AND           HEALTH       MORTGAGE    CORPORPATE AND
                                 ACCUMULATION    ACCUMULATION     INSURANCE      BANKING         OTHER       CONSOLIDATED
                                --------------  --------------- ------------- ------------- --------------- --------------
   2001
   Revenues:
     Operating revenues........     $1,065.4       $ 224.2        $ 970.3         $207.7         $ 16.7        $2,484.3
     Net realized/unrealized
       capital losses..........        (47.2)         (5.2)          (7.6)           -            (20.1)          (80.1)
     Plus recognition of
       front-end fee revenues..          0.8           -              -              -              -               0.8
                                --------------  --------------- -------------- ------------- -------------- --------------
   Revenues....................     $1,019.0       $ 219.0        $ 962.7         $207.7         $ (3.4)       $2,405.0
                                ==============  =============== ============== ============= ============== ==============

   Net income:
     Operating earnings (loss)      $   82.5       $   1.7        $  60.7         $ 26.5         $ (2.6)       $  168.8
     Net realized/unrealized
       capital gains (losses),
       as adjusted.............        (28.6)          1.3           (4.3)           -            (13.2)          (44.8)
     Non-recurring items.......          -            (4.1)            -             -             (4.1)           (8.2)
                                --------------  --------------- -------------- ------------- -------------- --------------
   Net income (loss)...........     $   53.9       $  (1.1)       $  56.4         $ 26.5         $(19.9)       $  115.8
                                ==============  =============== ============== ============= ============== ==============

   Other segment data:
     Revenues from external
       customers...............     $1,007.1       $ 218.5        $ 963.5         $207.7         $  8.2        $2,405.0
     Intersegment revenues.....         11.9           0.5           (0.8)           -            (11.6)            -
     Interest expense..........          0.7           0.1           (1.6)           -             18.6            17.8
     Income tax expense
       (benefit)...............         (2.6)         (9.2)          28.1           20.4           (2.2)           34.5
     Amortization of goodwill
       and other intangibles...          0.3           0.9            1.1            0.1            -               2.4


                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


9.  SEGMENT INFORMATION (CONTINUED)

The following tables summarize selected financial information on a continuing basis by segment as of or for the nine months ended September 30, 2002 and 2001, and reconciles segment totals to those reported in the consolidated financial statements (in millions):

                                                 INTERNATIONAL
                                  U.S. ASSET        ASSET
                                  MANAGEMENT      MANAGEMENT      LIFE AND
                                     AND             AND           HEALTH        MORTGAGE    CORPORATE AND
                                 ACCUMULATION    ACCUMULATION     INSURANCE      BANKING        OTHER        CONSOLIDATED
                                --------------  --------------- -------------- ------------- -------------- --------------
   2002
   Revenues:
     Operating revenues........    $ 2,863.7      $  252.3      $ 2,950.7        $731.3         $   1.4       $ 6,799.4
     Net realized/unrealized
       capital gains (losses)..       (246.0)         37.1          (66.4)           -             51.3          (224.0)
     Plus recognition of
       front-end fee revenues..          6.0            -              -             -               -              6.0
     Less capital gains
       distributed as market
       value adjustment........        (22.2)           -              -             -               -            (22.2)
                                --------------  --------------- -------------- ------------- --------------- -------------
   Revenues....................    $ 2,601.5      $  289.4      $ 2,884.3        $731.3          $ 52.7       $ 6,559.2
                                ==============  =============== ============== ============= =============== =============

   Net income:
     Operating earnings (loss).    $   287.2      $   10.1      $   171.7        $113.8         $ (11.3)      $   571.5
     Net realized/unrealized
       capital gains (losses),
       as adjusted.............       (160.2)         14.0          (41.4)           -             33.8          (153.8)
     Non-recurring items.......           -         (471.2)          (4.6)           -            (15.0)         (490.8)
                                --------------  --------------- -------------- ------------- --------------- -------------
   Net income (loss)...........    $   127.0      $ (447.1)     $   125.7        $113.8         $   7.5       $   (73.1)
                                ==============  =============== ============== ============= =============== =============

   Other segment data:
     Revenues from external
       customers...............    $ 2,560.8      $  288.2      $ 2,888.5        $721.4         $ 100.3       $ 6,559.2
     Intersegment revenues.....         40.7           1.2           (4.2)          9.9           (47.6)            -
     Interest expense..........          2.8           0.5            0.3            -             63.2            66.8
     Income tax expense
       (benefit)...............        (12.4)          6.8           68.2          82.9            (4.9)          140.6
     Amortization of
       intangibles.............          0.1           1.6            0.1            -              -               1.8


                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


9.  SEGMENT INFORMATION (CONTINUED)

                                                 INTERNATIONAL
                                  U.S. ASSET        ASSET
                                  MANAGEMENT      MANAGEMENT      LIFE AND
                                     AND             AND           HEALTH        MORTGAGE    CORPORATE AND
                                 ACCUMULATION    ACCUMULATION     INSURANCE      BANKING        OTHER        CONSOLIDATED
                                --------------  --------------- -------------- ------------- -------------- --------------
   2001
   Revenues:
     Operating revenues........     $2,923.6       $ 409.1      $ 2,948.5        $500.8          $ 74.6       $ 6,856.6
     Net realized/unrealized
       capital losses..........       (112.6)        (43.9)         (16.7)          -             (83.8)         (257.0)
     Plus recognition of
       front-end fee revenues..          1.3           -              -             -               -               1.3
                                --------------- ---------------- ------------- ------------- -------------- --------------
   Revenues....................     $2,812.3       $ 365.2      $ 2,931.8        $500.8          $ (9.2)      $ 6,600.9
                                =============== ================ ============= ============= ============== ==============

   Net income:
     Operating earnings........     $  259.4       $   1.1      $   151.6        $ 95.3          $ 29.5       $   536.9
     Net realized/unrealized
       capital losses,
       as adjusted.............        (69.4)        (19.9)          (9.0)          -             (54.7)         (153.0)
     Non-recurring items.......        (10.8)         (8.2)           0.1           -             (24.8)          (43.7)
                                --------------- ---------------- ------------- ------------- -------------- --------------
   Net income (loss)...........     $  179.2       $ (27.0)     $   142.7        $ 95.3          $(50.0)      $   340.2
                                =============== ================ ============= ============= ============== ==============

   Other segment data:
     Revenues from external
       customers...............     $2,774.2        $364.1      $ 2,934.3        $500.8          $ 27.5       $ 6,600.9
     Intersegment revenues.....         38.1           1.1           (2.5)          -             (36.7)            -
     Interest expense..........          2.8           0.1            0.6           -              54.7            58.2
     Income tax expense
       (benefit)...............         14.2         (28.8)          71.6          57.4           (23.6)           90.8
     Amortization of goodwill
       and other intangibles...          0.7           2.9            3.0           0.6             -               7.2


Summarized assets by segment are as follows:

                                   AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                          2002                       2001
                                  ----------------------     -------------------
                                                   (IN MILLIONS)
   ASSETS
   U.S. Asset Management and
     Accumulation...............        $68,556.7                 $68,543.8
   International Asset
     Management and
     Accumulation...............          4,528.1                   4,956.9
   Life and Health Insurance....         11,152.0                  10,776.2
   Mortgage Banking ............          3,220.3                   2,718.8
   Corporate and Other..........            813.6                   1,354.8
                                  ----------------------     -------------------
     Total Consolidated Assets..        $88,270.7                 $88,350.5
                                  ======================     ===================

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


10.  STOCK COMPENSATION PLANS

Effective July 1, 2002, the Company adopted the fair value method for stock-based compensation as defined in SFAS 123 in accounting for the Company's Stock Incentive Plan, Board of Directors' Stock Plan and Employee Stock Purchase Plan. SFAS 123, which indicates that the fair value method is the preferable method of accounting, requires that the fair value method for stock-based compensation be applied as of the beginning of the fiscal year in which it is adopted for all stock-based awards granted subsequent to such date. The financial statements for the first two quarters of 2002 were not restated for this change since its effects were not materially different from amounts reported for both financial position and results of operations. Such effects for the first two quarters of 2002 were charged against income for the three and nine months ended September 30, 2002 and were not material to such results of operations. The Company expects its stock-based compensation expense to increase in future years due to the cumulative impact of anticipated future grants. Prior to January 1, 2002, the Company applied the intrinsic value method (as permitted under SFAS 123) defined in APB 25 and related Interpretations, which excluded employee options and stock purchases from compensation expense. Compensation expense was recognized for stock option awards issued to career agents using the fair value method as prescribed in FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25.

11.  STOCKHOLDERS' EQUITY

COMMON STOCK

During the nine months ended September 30, 2002, the Company repurchased 17.9 million shares of its outstanding common stock on the open market at an aggregate cost of $506.4 million relating to two authorized stock repurchase programs. The Company purchased 15.9 million shares at an aggregate cost of $450.0 million completing a stock repurchase program authorized in February 2002. The Company purchased 2.0 million shares at an aggregate cost of $56.4 million under an additional stock repurchase program authorized on August 29, 2002, for which the Company's board of directors approved repurchases of up to $300.0 million.

In February 2002, the Company reissued treasury stock held in the rabbi trust, which generated proceeds of $8.0 million, with a cost of $6.7 million.

12.  EARNINGS PER SHARE

After the Company's IPO, effective October 26, 2001, SFAS No. 128, EARNINGS PER SHARE, was adopted, which requires disclosure of basic and diluted earnings per share.

                            PRINCIPAL FINANCIAL GROUP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


12.  EARNINGS PER SHARE (CONTINUED)

Reconciliations of weighted-average shares outstanding and income from continuing operations for basic and diluted earnings per share for the three months and nine months ended September 30, 2002, are presented below (in millions, except per share data):

                                      FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30, 2002                         SEPTEMBER 30, 2002
                               ----------------------------------------   ----------------------------------------
                                  INCOME       WEIGHTED                      INCOME       WEIGHTED
                                               AVERAGE      PER SHARE                      AVERAGE      PER SHARE
                                                SHARES        AMOUNT                       SHARES        AMOUNT
                               -----------  ------------- -------------   ------------ -------------- ------------
Basic earnings per share:
   Income from continuing
     operations................   $42.6        347.2         $0.12           $402.7       354.8          $1.13
   Dilutive effects:
     Long-term performance plan     -            0.6          -                 -           0.1           -
     Stock options.............     -            0.4          -                 -           0.4           -
     Restricted stock units(1).     -            -            -                 -           -             -
                               -----------  ------------- -------------   ------------ -------------- ------------
Diluted earnings per share.....   $42.6        348.2         $0.12           $402.7       355.3          $1.13
                               ===========  ============= =============   ============ ============== ============

-----------------
(1) The dilutive effect of the restricted stock units did not meet specified reporting thresholds.

The calculation of diluted earnings per share for the three months and nine months ended September 30, 2002, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

13.  SUBSEQUENT EVENT

On October 25, 2002, the Company's Board of Directors declared an annual dividend of approximately $84.6 million, equal to $0.25 per share, payable on December 9, 2002, to shareholders of record as of November 8, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of September 30, 2002, compared with December 31, 2001, and our consolidated results of operations for the three months and nine months ended September 30, 2002 and 2001, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2001, filed with the United States Securities and Exchange Commission, the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in Principal Life Insurance Company's ("Principal Life") financial strength ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (10) we may need to fund deficiencies in our closed block ("Closed Block") assets which benefit only the holders of Closed Block policies; (11) changes in regulations or accounting standards may reduce our profitability; (12) litigation and regulatory investigations may harm our financial strength and reduce our profitability; (13) fluctuations in foreign currency exchange rates could reduce our profitability; (14) a challenge to the Insurance Commissioner of the State of Iowa's approval of the plan of conversion could put the terms of our demutualization in question and reduce the market price of our common stock; (15) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests; and
(16) a downgrade in our debt ratings may adversely affect our ability to secure funds and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations.

OVERVIEW

We are a leading provider of retirement savings, investment and insurance products and services. We have four operating segments:

o U.S. Asset Management and Accumulation, which consists of our asset accumulation operations providing retirement savings and related investment products and services, and our asset management operations which are conducted through Principal Global Investors, formerly known as Principal Capital Management. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

o International Asset Management and Accumulation, which consists of BT Financial Group, our Australian-based asset manager, and Principal International, which offers retirement products and services, annuities, mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, Japan and India. We have entered into an agreement to sell substantially all of BT Financial Group, effective October 31, 2002. See "Transactions Affecting Comparability of Results of Operations."

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

RECENT EVENTS AND TRENDS

STOCKHOLDER DIVIDENDS

On October 25, 2002, the Company's Board of Directors declared an annual dividend of approximately $84.6 million, equal to $0.25 per share, payable on December 9, 2002, to shareholders of record as of November 8, 2002.

RATINGS

On September 25, 2002, the rating agency Moody's Investors Service lowered Principal Life's financial strength rating to Aa3 from Aa2. Our new rating, Aa3, is the fourth highest rating of Moody's 21 rating levels and is defined as "Excellent." Moody's also downgraded the commercial paper rating of Principal Financial Services, Inc., to Prime-2 from Prime-1 and senior debt rating to A3 from A2. We do not expect these rating changes to have any adverse impact on our business.

DECLINES IN THE U.S. AND AUSTRALIAN EQUITY MARKETS

Declines in the equity markets in the U.S. and Australia during the nine months ended September 30, 2002 have reduced equity securities, a component of our assets under management. Our assets under management at September 30, 2002 were $117.4 billion, compared to $120.2 billion at December 31, 2001. Continued declines could further reduce the amount of asset-based fee revenue in our U.S. Asset Management and Accumulation segment. In addition to market declines, during the nine months ended September 30, 2002, BT Financial Group has experienced net cash outflows from assets under management.

DECLINES IN THE VALUES OF OUR U.S. FIXED MATURITY INVESTMENTS

During the nine months ended September 30, 2002, our investments in fixed maturity securities were negatively impacted by credit problems of certain investments. Accordingly, we recognized other than temporary impairments of $242.0 million, before taxes. The largest impairment related to our holdings in WorldCom Inc. for which we recognized an other than temporary impairment of $46.4 million before taxes, and an additional $18.0 million, before taxes, related to the sales of WorldCom, Inc., investments. The credit market continues to be volatile, and we expect additional capital losses in the fourth quarter of 2002.

INTEREST RATE DECLINES

During the nine months ended September 30, 2002, interest rates have remained relatively low. Low interest rates impact our Mortgage Banking segment by reducing the value of our mortgage loan servicing rights but can lead to higher mortgage loan production. Interest rate declines also have a negative impact on the investment yields of our fixed income securities.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following businesses, among others, during 2002 and 2001:

ZURICH AFORE S.A. DE C.V. On May 31, 2002, we purchased a 100% ownership of Zurich AFORE S.A. de C.V. ("Zurich AFORE") in Mexico from Zurich Financial Services for $49.0 million in cash. The operations of Zurich AFORE have been integrated into Principal International, Inc., as a part of our International Asset Management and Accumulation segment.

SPECTRUM ASSET MANAGEMENT. On October 1, 2001, Spectrum Asset Management ("Spectrum") became an affiliate of Principal Global Investors. The acquisition was accounted for using the purchase method and the results of operations of the acquired business have been included in our financial statements from the date of acquisition. We included revenues of $1.6 million and $3.5 million for the three months and nine months ended September 30, 2002, respectively, in our consolidated results of operations.

DISPOSITIONS

We entered into disposition agreements or disposed of the following businesses, among others, during 2002 and 2001:

BT FINANCIAL GROUP. On August 25, 2002, we announced we had entered into an agreement to sell substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac") for estimated proceeds of A$900.0 million Australian dollars ("A$") (approximately U.S. $500.0 million), and future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $80.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management. Excluding the contingent proceeds, we estimate after-tax proceeds of approximately U.S. $870.0 million. This amount includes cash proceeds, tax benefits, and gain from unwinding the hedged asset associated with debt used to acquire BT Financial Group in 1999. We closed the sale of BT Financial Group on October 31, 2002, and have accrued for an estimated after-tax loss on disposal of $206.6 million as of September 30, 2002. This loss is recorded in the loss from discontinued operations in the consolidated statement of operations. Future adjustments to the estimated loss are expected to be recorded through the first half of 2003, as the proceeds from the sale are finalized.

BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) and cash flows have been removed from our results of continuing operations for all periods presented. Corporate overhead allocated to BT Financial Group does not qualify for discontinued operations treatment under SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, and therefore is still included in the our results of continuing operations. Assets and liabilities related to BT Financial Group have been reclassified to assets of discontinued operations and liabilities of discontinued operations on our consolidated statements of financial position for all periods presented. Additionally, the results of operations (excluding corporate overhead) for BT Financial Group are reported as non-recurring items in our International Asset Management and Accumulation segment. Selected financial information for the discontinued operations is as follows:

                                               AS OF OR FOR THE THREE MONTHS          AS OF OR FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                              ---------------------------------    -----------------------------------
                                                  2002               2001              2002                2001
                                              --------------    ---------------    --------------    -----------------
                                                                (IN MILLIONS, EXCEPT AS INDICATED)

   Total assets under management ($ in
     billions)................................   $  15.6             $20.4           $   15.6           $  20.4
                                              ==============    ===============    ==============    =================
   Total revenues ............................   $  39.2             $50.5           $  128.1           $ 173.0
                                              ==============    ===============    ==============    =================
   Loss from continuing operations
      (corporate overhead) ...................   $  (0.8)            $(1.0)          $   (2.3)          $  (2.7)

   Loss from discontinued operations:
      Income (loss) before income taxes.......       3.9              (5.8)              16.3             (10.1)
      Income taxes (benefits).................      (1.7)             (1.7)               4.6              (1.9)
                                              --------------    ---------------    --------------    -----------------
     Income (loss) from discontinued
        operations ...........................       5.6              (4.1)              11.7              (8.2)
      Loss on disposal, net of related
        income taxes..........................    (206.6)               -              (206.6)               -
                                              --------------    ---------------    --------------    -----------------
   Loss from discontinued operations,
      net of related income taxes.............    (201.0)             (4.1)            (194.9)             (8.2)
   Cumulative effect of accounting change,
      net of related income taxes.............        -                 -              (255.4)               -
                                              --------------    ---------------    --------------    -----------------
   Net loss...................................   $(201.8)            $(5.1)          $ (452.6)          $ (10.9)
                                              ==============    ===============    ==============    =================


COVENTRY HEALTH CARE. On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. We received proceeds of $325.4 million, resulting in a net realized capital gain of $183.0 million, or $114.5 million net of income taxes.

We reported our investment in Coventry in our Corporate and Other segment and accounted for it using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million for the nine months ended September 30, 2002, and $5.2 million and $15.1 million for the three months and nine months ended September 30, 2001, respectively.

PT ASURANSI JIWA PRINCIPAL INDONESIA. On September 25, 2001, we disposed of all the stock of PT Asuransi Jiwa Principal Indonesia, our subsidiary in Indonesia. We currently have no business operations in Indonesia. We received nominal proceeds, which resulted in a pre-tax realized capital loss of $6.7 million. We included nominal revenues, net income and net loss from our operations in Indonesia in our consolidated results of operations for the three months and nine months ended September 30, 2001.

PRINCIPAL INTERNATIONAL ESPANA, S.A. DE SEGUROS DE VIDA. On February 15, 2001, we disposed of all of the stock of Principal International Espana, S.A. de Seguros de Vida, our subsidiary in Spain, for nominal proceeds, resulting in a realized capital loss of $38.4 million, or $21.0 million net of income taxes, ceasing our business operations in Spain.

We did not include revenues or net income from our operations in Spain in our consolidated results of operations for the three months and nine months ended September 30, 2002 and 2001.

OTHER TRANSACTIONS

KEYCORP. On June 12, 2002, we announced we had entered into an agreement with KeyCorp (through affiliates Victory Capital Management and KeyBank National Association) to offer transition of servicing of KeyCorp's 1,400 employer defined contribution clients with up to $8.0 billion in assets under management.

KeyCorp transitioned out of the bundled defined contribution business and will recommend our servicing to its full-service defined contribution clients nationwide.

REINSURANCE TRANSACTIONS. Effective January 1, 2002, we entered into a reinsurance agreement to reinsure group medical insurance contracts, which should result in reduced volatility of our group medical insurance earnings. The reinsurance agreement resulted in $11.4 million and $33.9 million of ceded premiums for the three months and nine months ended September 30, 2002, respectively. In addition, the reinsurance agreement resulted in $11.0 million and $29.5 million of ceded claims for the three months and nine months ended September 30, 2002, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated operating earnings and net income. Our consolidated operating earnings were negatively impacted $1.2 million for the three months ended September 30, 2002, and were negatively impacted $0.8 million for the three months ended September 30, 2001, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. Our consolidated operating earnings were negatively impacted $1.9 million for the nine months ended September 30, 2002, and were negatively impacted $1.1 million for the nine months ended September 30, 2001, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

CHANGES TO OUR CRITICAL ACCOUNTING POLICIES

Changes in the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. During the nine months ended September 30, 2002, we adopted newly issued guidance from the Financial Accounting Standards Board ("FASB") and changed our critical accounting policy for business combinations.

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

As a result of performing the two-step impairment test, we recorded goodwill impairments of $196.5 million, $20.9 million and $4.6 million, net of income taxes, related to our BT Financial Group, Principal International and Life and Health Insurance operations, respectively. Additionally, as a result of performing the indefinite-lived intangible asset impairment test, we recognized an after-tax impairment of $58.9 million to our brand name and management rights intangible asset related to BT Financial Group.

These impairments, recognized January 1, 2002, as a cumulative effect of a change in accounting principle, were reported in our operating segments as follows (in millions):

                                                       INTERNATIONAL ASSET          LIFE
                                                         MANAGEMENT AND           AND HEALTH
                                                          ACCUMULATION            INSURANCE          CONSOLIDATED
                                                     -----------------------   ----------------  -------------------
   Goodwill..........................................      $321.2                  $4.6              $325.8
   Indefinite-lived intangibles......................        89.8                   -                  89.8
   Income tax impact.................................      (134.7)                  -                (134.7)
                                                     -----------------------    ----------------  -------------------
   Total impairment, net of income taxes  ...........      $276.3                  $4.6              $280.9
                                                     =======================    ================  ===================

Net income for the three months and nine months ended September 30, 2002 and 2001, adjusted for the effects of SFAS 142 related to non-amortization of goodwill and indefinite-lived intangibles, is as follows (in millions):

                                              FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                           ---------------------------------    --------------------------------
                                                     2002             2001             2002             2001
                                           ----------------------  ---------    -------------------   ----------
   Reported net income (loss).............       $(158.4)           $115.8            $(73.1)           $340.2
   Adjustment for amortization expense:
     Goodwill.............................           -                 2.6               -                 7.7
     Amortization included in                                                            -
     discontinued operations............             -                 8.7                                30.2
                                          -----------------------  ---------    -------------------   ----------
   Total amortization expense ............           -                11.3               -                37.9
   Tax impacts of amortization expense ...           -                (3.1)              -               (10.4)
                                          -----------------------  ---------    -------------------   ----------
   Adjusted net income (loss).............       $(158.4)           $124.0            $(73.1)           $367.7
                                           ======================  =========    ===================   ==========

OTHER ACCOUNTING CHANGES

The FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. We have elected to adopt the fair value based method of accounting prescribed in SFAS 123, retroactive to January 1, 2002, for our employee stock-based compensation plans for all stock-based awards granted subsequent to January 1, 2002, and have recognized an additional compensation expense of $7.2 million. Prior to January 1, 2002, we elected to account for our stock-based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and, accordingly, the majority of employee stock-based compensation costs were excluded from compensation expense. We expect our stock-based compensation expense to increase in future years due to the cumulative impact of anticipated future grants.

In August 2001, the FASB issued SFAS 144. This Statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"), establishing a single accounting model for the disposal of long-lived assets. SFAS 144 generally retains the basic provisions of existing guidance, but broadens the presentation of any discontinued operations to include a component of an entity (rather than a segment of a business as defined in APB 30). We adopted SFAS 144 on January 1, 2002, which did not have a significant impact on our consolidated financial statements as of the adoption date. On August 25, 2002, we entered into an agreement to sell substantially all of BT Financial Group. The sale of BT Financial Group is accounted for under the provisions of SFAS 144 and consistent with such guidance, the BT Financial Group results and loss on sale are reported as a discontinued operation at September 30, 2002. SFAS 144 also eliminated the temporary control exception when determining the consolidation of affiliated entities. This change impacted the reporting of our investment in company sponsored mutual funds whereby we now report the change in value of our investment as a part of net income rather than as an unrealized gain or loss on an equity securities available-for-sale. The change in value is reported in the net realized/unrealized capital losses line on the statement of operations.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the periods indicated:

                                                                   FOR THE THREE                  FOR THE NINE
                                                                   MONTHS ENDED                   MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                             --------------------------   -------------------------
                                                                2002            2001          2002           2001
                                                             ----------     -----------   ----------     ----------
                                                                                 (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
   Premiums and other considerations...................      $   888.7       $ 1,255.0     $ 2,941.0     $ 3,210.3
   Fees and other revenues.............................          516.6           403.7       1,386.7       1,141.5
   Net investment income...............................          821.2           826.4       2,455.5       2,506.1
   Net realized/unrealized capital losses..............         (230.6)          (80.1)       (224.0)       (257.0)
                                                            -----------     -----------    ----------    ----------
         Total revenues................................        1,995.9         2,405.0       6,559.2       6,600.9

Expenses:
   Benefits, claims and settlement expenses............        1,231.6         1,597.3       3,942.7       4,236.5
   Dividends to policyholders..........................           79.1            79.1         241.0         241.2
   Operating expenses..................................          640.2           574.2       1,832.2       1,673.3
                                                            -----------     -----------    ----------    ----------
         Total expenses................................        1,950.9         2,250.6       6,015.9       6,151.0
                                                            -----------     -----------    ----------    ----------

Income before income taxes.............................           45.0           154.4         543.3         449.9
Income taxes...........................................            2.4            34.5         140.6          90.8
                                                            -----------     -----------    ----------     ---------
     Income from continuing operations.................           42.6           119.9         402.7         359.1

Loss from discontinued operations......................         (201.0)           (4.1)       (194.9)         (8.2)
                                                            -----------     -----------    ----------     ---------
Income (loss) before cumulative effect of
  accounting changes...................................         (158.4)          115.8         207.8         350.9
Cumulative effect of accounting changes, net of
  related income taxes.................................            -               -          (280.9)        (10.7)
                                                            -----------     -----------    ----------     ---------
        Net income (loss)..............................      $  (158.4)      $   115.8     $   (73.1)    $   340.2
                                                            ===========     ===========    ==========     =========

OTHER DATA:
Net income (loss)......................................      $  (158.4)      $   115.8     $   (73.1)    $   340.2
Less:
  Net realized/unrealized capital losses, as adjusted           (146.9)          (44.8)       (153.8)       (153.0)
  Non-recurring items..................................         (214.0)           (8.2)       (490.8)        (43.7)
                                                            -----------     -----------    ----------     ---------
Operating earnings.....................................      $   202.5       $   168.8     $   571.5     $   536.9
                                                            ===========     ===========    ==========     =========

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Premiums and other considerations decreased $366.3 million, or 29%, to $888.7 million for the three months ended September 30, 2002, from $1,255.0 million for the three months ended September 30, 2001. The decrease reflected a $224.3 million, or 68%, decrease from the U.S. Asset Management and Accumulation segment, primarily due to a decrease in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. The decrease was also due to a $146.8 million, or 80%, decrease from the International Asset Management and Accumulation segment, primarily resulting from reduced sales of single premium annuities with life contingencies due to the sale of a large single premium annuity case in 2001 in Mexico. The decrease was partially offset by a $4.8 million, or 1%, increase from the Life and Health Insurance segment, primarily due to medical premium rate increases, strong group disability sales in late 2001 and early 2002, partially offset by ceded premiums under a new group medical reinsurance contract effective January 1, 2002 and the reclassification of revenues from our group universal life insurance product from premiums to fee revenues

Fees and other revenues increased $112.9 million, or 28%, to $516.6 million for the three months ended September 30, 2002, from $403.7 million for the three months ended September 30, 2001. The increase was primarily due to a $90.3 million, or 45%, increase from the Mortgage Banking segment, which reflects the growth in residential mortgage loan production and the residential mortgage loan servicing portfolio. The increase was also due to a $16.4 million, or 26%, increase from the Life and Health Insurance segment, primarily related to growth in our individual interest-sensitive life insurance business and the reclassification of revenues from our group universal life insurance product to fee revenues from premiums. In addition, the increase was due to a $16.3 million, or 12% increase from the U.S. Asset Management and Accumulation segment, primarily resulting from netting the change in unearned revenue for selected products with the related unlocking of deferred policy acquisition costs ("DPAC") in operating expenses. Prior to the third quarter of 2002, the impact was reported separately in fees and other revenue and operating expenses. The increases were partially offset by a $13.0 million decrease from the Corporate and Other segment, primarily a result of a change in inter-segment eliminations included in this segment.

Net investment income decreased $5.2 million, or 1%, to $821.2 million for the three months ended September 30, 2002, from $826.4 million for the three months ended September 30, 2001. The decrease was primarily a result of a decrease in investment yields. The yield on average invested assets and cash was 6.9% for the three months ended September 30, 2002, compared to 7.3% for the three months ended September 30, 2001. The decrease reflects lower yields on fixed maturity securities due to a lower interest rate environment. The decrease in investment yields was partially offset by a $2,744.4 million, or 6%, increase in average invested assets and cash.

Net realized/unrealized capital losses increased $150.5 million to $230.6 million for the three months ended September 30, 2002, from $80.1 million for the three months ended September 30, 2001. The increased capital losses included a $106.6 million increase related to the mark to market of our investment in company sponsored mutual funds and due to other than temporary impairments of equity securities, a $43.1 million increase due to other than temporary impairments of fixed maturity securities, and a $7.2 million increase in mark to market losses on derivatives as the result of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133").

Benefits, claims and settlement expenses decreased $365.7 million, or 23%, to $1,231.6 million for the three months ended September 30, 2002, from $1,597.3 million for the three months ended September 30, 2001. The decrease was primarily due to a $234.9 million, or 29%, decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in sales of single premium group annuities with life contingencies. The decrease was also due to a $145.7 million, or 73%, decrease in the International Asset Management and Accumulation segment, primarily due to higher reserve changes and policy and contract benefit payments recognized in 2001 due to the sale of a large single premium annuity case in Mexico. The decreases were partially offset by a $15.8 million, or 3%, increase from the Life and Health Insurance segment, primarily due to higher medical claim costs, the result of unusually low claims in 2001, partially offset by ceded claims under a new group medical reinsurance agreement.

Operating expenses increased $66.0 million, or 11%, to $640.2 million for the three months ended September 30, 2002, from $574.2 million for the three months ended September 30, 2001. The increase was primarily due to a $37.1 million, or 23%, increase from the Mortgage Banking segment resulting from increased expenses related to growth in loan production and in the servicing portfolio. The increase was also due to a $23.2 million, or 14%, increase in the U.S. Asset Management and Accumulation segment, primarily resulting from netting the change in unearned revenue for selected products with the related unlocking of DPAC in operating expenses. Prior to the third quarter of 2002, the impact was reported separately in fees and other revenue and operating expenses. In addition, the Life and Health segment's operating expenses increased $9.3 million, or 5%, primarily due to increased compensation costs related to company sponsored pension and other post-retirement benefit plans as well as expensing stock-based compensation costs due to our adoption of the fair value method of accounting prescribed in SFAS 123. We are in the process of finalizing our 2003 pension expense calculation. We expect total company pension expense to increase in 2003 compared to 2002.

Income taxes decreased $32.1 million, or 93%, to $2.4 million for the three months ended September 30, 2002, from $34.5 million for the three months ended September 30, 2001. The effective income tax rate was 5% for the three months ended September 30, 2002, and 22% for the three months ended September 30, 2001. The effective income tax rates for the three months ended September 30, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. The decrease in the effective tax rate to 5% for the three months ended September 30, 2002, from 22% for the three months ended September 30, 2001, was primarily due to the decrease in net income before taxes compared to the small change in benefits from permanent tax differences. The tax reduction for the three months ended September 30, 2002, was offset partially by additional state income taxes.

As a result of the foregoing factors, net loss increased $274.2 million to $158.4 million of net loss for the three months ended September 30, 2002, from $115.8 million of net income for the three months ended September 30, 2001.

For the three months ended September 30, 2002, non-recurring items of $214.0 million, net of income taxes, included the negative effects of: (1) the loss from discontinued operations of BT Financial Group ($201.0 million) and (2) an increase in our loss contingency reserve established for sales practices litigation ($13.0 million). For the three months ended September 30, 2001, non-recurring items of $8.2 million, net of income taxes, included the negative effects of: (1) the loss from discontinued operations of BT Financial Group ($4.1 million) and (2) expenses related to our demutualization ($4.1 million).

As a result of the foregoing factors and the exclusion of net realized/unrealized capital losses, as adjusted, and nonrecurring items, operating earnings increased $33.7 million, or 20%, to $202.5 million for the three months ended September 30, 2002, from $168.8 million for the three months ended September 30, 2001. The increase resulted from a $36.0 million increase from the Mortgage Banking segment primarily due to an increase in earnings from residential mortgage loan production and residential mortgage loan servicing. The increase was also due to a $3.3 million increase from the International Asset Management and Accumulation segment, primarily related to improved earnings of Principal International. In addition, the increase was due to a $2.4 million, or 3%, increase from the U.S. Asset Management and Accumulation segment, primarily related to improved earnings of our pension operations and from Principal Global Investors. The increases were partially offset by a $5.0 million, or 8%, decrease from the Life and Health Insurance segment, primarily a result of a return to more expected medical and dental loss ratios partially offset by favorable mortality experience in the individual life operations. A decrease of $3.0 million from the Corporate and Other segment resulted primarily from a decrease in average investment yields for the segment.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Premiums and other considerations decreased $269.3 million, or 8%, to $2,941.0 million for the nine months ended September 30, 2002, from $3,210.3 million for the nine months ended September 30, 2001. The decrease was primarily due to a $171.0 million, or 58%, decrease from the International Asset Management and Accumulation segment, primarily resulting from decreased sales of single premium annuities with life contingencies due to the sale of a large single premium annuity case in 2001 and, to a lesser extent, prolonged government retention of potential annuitants in 2002 in Mexico. The decrease also reflected a $65.4 million, or 10%, decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. In addition, the decrease resulted from a $32.9 million, or 1%, decrease from the Life and Health Insurance segment, primarily due to ceded premiums from the new group medical reinsurance contract effective January 1, 2002, the classification of revenues from our group universal life insurance product from premiums to fee revenues, and the shift in customer preference from individual traditional life insurance products to individual interest-sensitive life insurance products, partially offset by medical premium rate increases.

Fees and other revenues increased $245.2 million, or 21%, to $1,386.7 million for the nine months ended September 30, 2002, from $1,141.5 million for the nine months ended September 30, 2001. The increase was primarily due to an $179.1 million, or 37%, increase from the Mortgage Banking segment, primarily resulting from an increase in the residential mortgage loan servicing portfolio and loan production. The increase was also due to a $42.5 million, or 22%, increase from the Life and Health Insurance segment, primarily related to growth in our individual interest-sensitive life insurance business and the reclassification of revenues from our group universal life insurance product to fee revenues from premiums. In addition, the increase was related to a $30.9 million, or 7%, increase in the U.S. Asset Management and Accumulation segment, primarily from Principal Global Investors due to a reclassification of market value and hedging activities from net investment income to fees and other revenue, an increase in investment management and transaction fees and an increase in gains from commercial mortgage-backed securitizations.

Net investment income decreased $50.6 million, or 2%, to $2,455.5 million for the nine months ended September 30, 2002, from $2,506.1 million for the nine months ended September 30, 2001. The decrease was primarily a result of a decrease in investment yields. The yield on average invested assets and cash was 7.0% for the nine months ended September 30, 2002, compared to 7.5% for the nine months ended September 30, 2001. This reflects a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales during 2001. In addition, the decrease reflects lower average investment yields due in part to a lower interest rate environment and to a lesser extent, due to a decrease in commercial mortgage prepayment fee income. These decreases were partially offset by an increase in income on derivatives. The decrease in investment yields was partially offset by a $2,664.4 million, or 6%, increase in average invested assets and cash.

Net realized/unrealized capital losses decreased $33.0 million, or 13%, to $224.0 million for the nine months ended September 30, 2002, from $257.0 million for the nine months ended September 30, 2001. The decrease was due to the $183.0 million capital gain realized as the result of the sale of our investment in Coventry in February 2002, the $38.4 million loss on the sale of our operations in Spain in 2001, a $52.0 million decrease in losses on sales of equity securities, and a $31.9 decrease in the mark to market adjustment related to derivatives. These decreases were partially offset by a $149.9 million increase in other than temporary impairments of fixed maturity securities, a $97.1 million increase in capital losses resulting from the mark to market of our investment in company sponsored mutual funds and other than temporary declines in value of equity securities, and a $44.8 million increase in realized losses related to derivatives.

Benefits, claims and settlement expenses decreased $293.8 million, or 7%, to $3,942.7 million for the nine months ended September 30, 2002, from $4,236.5 million for the nine months ended September 30, 2001. The decrease is partially due to a $144.3 million, or 43%, decrease from the International Asset Management and Accumulation segment due to higher reserve changes and policy and contract benefit payments recognized in 2001 due to the sale of a large single premium annuity case and, to a lesser extent, prolonged government retention of potential annuitants in 2002 in Mexico. The decrease was also due to a $110.9 million, or 5%, decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in sales of single premium group annuities with life contingencies. In addition, the decrease was due to a $34.4 million, or 2%, decrease from the Life and Health Insurance segment due to ceded claims under a new group medical reinsurance agreement and improved claim experience partially offset by a reserve established due to the withdrawal of medical products from the Florida small employer market.

Dividends to policyholders decreased $0.2 million to $241.0 million for the nine months ended September 30, 2002, from $241.2 million for the nine months ended September 30, 2001. The decrease was primarily due to a $3.5 million, or 1%, decrease from the Life and Health Insurance segment due to a change in the individual life insurance dividend scale implemented in February 1, 2002. The decrease was partially offset by a $3.3 million, or 67%, increase from the U.S. Asset Management and Accumulation segment, resulting from an increase in dividends for our pension full-service accumulation products.

Operating expenses increased $158.9 million, or 9%, to $1,832.2 million for the nine months ended September 30, 2002, from $1,673.3 million for the nine months ended September 30, 2001. The increase was primarily due to a $186.5 million, or 54%, increase from the Mortgage Banking segment resulting from increased expenses related to growth in loan production and in the servicing portfolio and from an increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity. The increase was partially offset by a $13.6 million, or 2%, decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in capitalization of DPAC resulting from an increase in sales of selected pension products. The increase was also partially offset by a $10.1 million, or 16%, decrease from our Corporate and Other segment primarily due to expenses recognized in 2001 related to our demutualization. The increase was also offset by a $10.0 million, or 13%, decrease from the International Asset Management and Accumulation segment primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment in Argentina.

Income taxes increased $49.8 million, or 55%, to $140.6 million for the nine months ended September 30, 2002, from $90.8 million for the nine months ended September 30, 2001. The effective income tax rate was 26% for the nine months ended September 30, 2002, and 20% for the nine months ended September 30, 2001. The effective income tax rates for the nine months ended September 30, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, offset partially in 2002 by additional state income taxes. The increase in the effective tax rate to 26% for the nine months ended September 30, 2002, from 20% for the nine months ended September 30, 2001, was primarily due to the increase in state income taxes and also due to a greater increase in net income before taxes relative to the increase in our benefits from permanent tax differences. In addition, our effective income tax rate was further reduced for the nine months ended September 30, 2001, due to additional tax benefits related to excess tax over book capital losses realized from the sale of our operations in Spain.

As a result of the foregoing factors and the inclusion of the cumulative effect of accounting changes, net of related income taxes, net loss increased $413.3 million to $73.1 million for the nine months ended September 30, 2002, from $340.2 million of net income for the nine months ended September 30, 2001. The cumulative effect of accounting changes, net of related income taxes, were related to our implementation of SFAS 142 in 2002 and SFAS 133 in 2001.

For the nine months ended September 30, 2002, non-recurring items of $490.8 million, net of income taxes, included the negative effects of: (1) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million); (2) the loss from discontinued operations of BT Financial Group ($194.9 million); (3) an increase in our loss contingency reserve established for sales practices litigation ($13.0 million); and (4) expenses related to our demutualization ($2.0 million). For the nine months ended September 30, 2001, non-recurring items of $43.7 million, net of income taxes, included the negative effects of: (1) expenses related to our demutualization ($18.9 million); (2) a cumulative effect of accounting change related to our implementation of SFAS 133 ($10.7 million); (3) the loss from discontinued operations of BT Financial Group ($8.2 million); and (4) an increase in our loss contingency reserve established for sales practices litigation ($5.9 million).

As a result of the foregoing factors and the exclusion of net realized/unrealized capital losses, as adjusted and nonrecurring items, operating earnings increased $34.6 million, or 6%, to $571.5 million for the nine months ended September 30, 2002, from $536.9 million for the nine months ended September 30, 2001. The increase resulted from a $27.8 million, or 11%, increase from the U.S. Asset Management and Accumulation segment, primarily related to improved earnings of our pension operations and from Principal Global Investors. In addition, the increase resulted from a $20.1 million, or 13%, increase from the Life and Health Insurance segment, primarily a result of improved medical and dental loss ratios, the absence of several one-time expenses occurring in 2001, and improved morbidity in the group disability business. The increase was also due to a $18.5 million, or 19%, increase from the Mortgage Banking segment, resulting from an increase in earnings from residential mortgage loan production. The increase was also due to a $9.0 million increase from the International Asset Management and Accumulation segment, primarily related to improved earnings of Principal International. The increase was partially offset by a $40.8 million decrease from the Corporate and Other segment, primarily related to a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales experienced in 2001 and due to a decrease of average investment yields for the segment.

RESULTS OF OPERATIONS BY SEGMENT

We evaluate segment performance by segment operating earnings, which excludes the effect of net realized/unrealized capital gains and losses, as adjusted, and non-recurring events and transactions. Segment operating earnings are determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and non-recurring items that we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of our businesses. However, segment operating earnings are not a substitute for net income determined in accordance with U.S. GAAP.

The following table presents segment information as of or for the periods indicated:

                                                      AS OF OR FOR THE THREE             AS OF OR FOR THE NINE
                                                           MONTHS ENDED                      MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------    ------------------------------
                                                        2002             2001             2002             2001
                                                  ---------------   -------------    -------------    -------------
                                                                           (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation..........     $     865.9     $   1,065.4      $   2,863.7      $   2,923.6
International Asset Management and
   Accumulation.................................            82.8           224.2            252.3            409.1
Life and Health Insurance.......................           987.7           970.3          2,950.7          2,948.5
Mortgage Banking................................           312.9           207.7            731.3            500.8
Corporate and Other (1).........................           (15.8)           16.7              1.4             74.6
                                                  ---------------   -------------    -------------    -------------
  Total operating revenues......................         2,233.5         2,484.3          6,799.4          6,856.6
Net realized/unrealized capital losses,
  including recognition of front-end fee
  revenues and certain market value
  adjustments to fee revenues...................          (237.6)          (79.3)          (240.2)          (255.7)
                                                  ---------------   -------------    -------------    -------------
U.S. GAAP REPORTED:
  Total consolidated revenues...................     $   1,995.9     $   2,405.0      $   6,559.2      $   6,600.9
                                                  ===============   =============    =============    =============

OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .........     $      84.9     $      82.5      $     287.2      $     259.4
International Asset Management and
  Accumulation..................................             5.0             1.7             10.1              1.1
Life and Health Insurance.......................            55.7            60.7            171.7            151.6
Mortgage Banking................................            62.5            26.5            113.8             95.3
Corporate and Other ............................            (5.6)           (2.6)           (11.3)            29.5
                                                  ---------------   -------------    -------------    -------------
  Total operating earnings......................           202.5           168.8            571.5            536.9
Net realized/unrealized capital  losses, as
  adjusted (2)..................................          (146.9)          (44.8)          (153.8)          (153.0)
Non-recurring items (3).........................          (214.0)           (8.2)          (490.8)           (43.7)
                                                  ---------------   -------------    -------------    -------------
U.S. GAAP REPORTED:
Net income (loss)...............................     $    (158.4)    $     115.8      $     (73.1)     $     340.2
                                                  ===============   =============    =============    =============

U.S. GAAP REPORTED NET INCOME (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .........     $      29.9     $      53.9      $     127.0      $     179.2
International Asset Management and
  Accumulation..................................          (193.0)           (1.1)          (447.1)           (27.0)
Life and Health Insurance.......................            45.6            56.4            125.7            142.7
Mortgage Banking................................            62.5            26.5            113.8             95.3
Corporate and Other ............................          (103.4)          (19.9)             7.5            (50.0)
                                                  ---------------   -------------    -------------    -------------
  Total net income (loss) ......................     $    (158.4)    $     115.8      $     (73.1)     $     340.2
                                                  ===============   =============    =============    =============

TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation (4)......     $  68,556.7     $  64,571.9      $  68,556.7      $  64,571.9
International Asset Management and
  Accumulation..................................         4,528.1         4,995.2          4,528.1          4,995.2
Life and Health Insurance.......................        11,152.0        10,817.1         11,152.0         10,817.1
Mortgage Banking................................         3,220.3         2,339.8          3,220.3          2,339.8
Corporate and Other (5).........................           813.6         1,231.2            813.6          1,231.2
                                                  ---------------   -------------    -------------    -------------
  Total assets..................................     $  88,270.7     $  83,955.2      $  88,270.7      $  83,955.2
                                                  ===============   =============    =============    =============

(1) Includes inter-segment eliminations primarily related to internal investment management fee revenues, commission fee revenues paid to U.S. Asset Management and Accumulation agents for selling Life and Health Insurance segment insurance products, internal interest paid to our Mortgage Banking segment for escrow accounts deposited with our U.S. Asset Management and Accumulation segment and real estate joint venture rental income. In 2001, the Corporate and Other segment reported rental income from real estate joint ventures for office space used by other segments.

(2) Net realized/unrealized capital gains (losses) include unrealized gains (losses) on mark to market changes of our investment in company sponsored mutual funds as well as unrealized gains on certain derivatives. Net realized/unrealized capital gains (losses), as adjusted, are net of income taxes, capital gains distributed to customers, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and certain market value adjustments to fee revenues, as follows:

                                                           FOR THE THREE                     FOR THE NINE
                                                           MONTHS ENDED                      MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                  -----------------------------        ---------------------------
                                                       2002             2001               2002            2001
                                                  -------------    ------------        ------------    -----------
                                                                           (IN MILLIONS)
Net realized/unrealized capital gains (losses).... $   (230.6)       $  (80.1)          $  (224.0)      $  (257.0)
Certain market value adjustments to fee revenues..       (9.0)            -                 (22.2)            -
Recognition of front-end fee revenues.............        2.0             0.8                 6.0             1.3
                                                   ------------    ------------        ------------    -----------
  Net realized/unrealized capital losses,
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues ..................     (237.6)          (79.3)             (240.2)         (255.7)
Amortization of deferred policy acquisition
  costs related to net realized/unrealized capital
  gains (losses)..................................        6.5             3.4                18.8             7.3
Capital gains (losses) distributed to customers...        3.0             -                 (18.8)            -
                                                   ------------    ------------        ------------    -----------
  Net realized/unrealized capital losses,
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues, net of related
    amortization of deferred policy acquisition
    costs and capital gains distributed to
    customers.....................................     (228.1)          (75.9)             (240.2)         (248.4)
Income tax effect ................................       81.2            31.1                86.4            95.4
                                                   ------------    ------------        ------------    -----------
  Net realized/unrealized capital losses, as       $   (146.9)       $  (44.8)          $  (153.8)      $  (153.0)
  adjusted........................................ ============    ============        ============    ===========


(3) For the three months ended September 30, 2002, non-recurring items of $214.0 million, net of income taxes, included the negative effects of: (1) the loss from discontinued operations of BT Financial Group ($201.0 million) and (2) an increase to a loss contingency reserve established for sales practice litigation ($13.0 million). For the three months ended September 30, 2001, non-recurring items of $8.2 million, net of income taxes, resulted from the negative effects of: (1) expenses related to our demutualization ($4.1) and (2) a loss from discontinued operations of BT Financial Group ($4.1 million). For the nine months ended September 30, 2002, non-recurring items of $490.8 million, net of income taxes, included the negative effects of: (1) a cumulative effect of accounting change related to the implementation of SFAS 142 ($280.9 million); (2) the loss from discontinued operations of BT Financial Group ($194.9 million); (3) an increase to a loss contingency reserve established for sales practice litigation ($13.0 million); and (4) expenses related to the demutualization ($2.0 million). For the nine months ended September 30, 2001, non-recurring items of $43.7 million, net of income taxes, included the negative effects of: (1) expenses related to our demutualization ($18.9 million); (2) a cumulative effect of change in accounting principle related to our implementation of SFAS 133 ($10.7 million); (3) the loss from discontinued operations of BT Financial Group ($8.2 million); and (4) an increase to a loss contingency reserve established for sales practices litigation ($5.9 million).

(4) U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group, Inc. stock allocated to a separate account, a result of the demutualization. The value of the separate account was $942.5 million at September 30, 2002. Activity of the separate account was reflected in both separate account assets and separate account liabilities and did not impact our results of operations.

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

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:


                                                      FOR THE THREE                      FOR THE NINE
                                                       MONTHS ENDED                      MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                              -------------------------------    ------------------------------
                                                  2002              2001             2002             2001
                                              --------------    -------------    -------------    -------------
                                                                       (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues(1):
  Premiums and other considerations.......     $     106.5       $     330.8      $    595.4       $    660.8
  Fees and other revenues.................           165.0             140.9           510.1            461.7
  Net investment income...................           594.4             593.7         1,758.2          1,801.1
                                              --------------    -------------    -------------    -------------
    Total operating revenues..............           865.9           1,065.4         2,863.7          2,923.6

Expenses:
  Benefits, claims and settlement expenses,
    including dividends to policyholders             569.0             802.8         1,938.1          2,045.7
  Operating expenses......................           194.0             167.3           565.0            566.8
                                              --------------    -------------    -------------    -------------
    Total expenses........................           763.0             970.1         2,503.1          2,612.5
                                              --------------    -------------    -------------    -------------
Pre-tax operating earnings................           102.9              95.3           360.6            311.1
Income taxes..............................            18.0              12.8            73.4             51.7
                                              --------------    -------------    -------------    -------------
Operating earnings........................            84.9              82.5           287.2            259.4

Net realized/unrealized capital  losses, as
  adjusted................................           (55.0)            (28.6)         (160.2)           (69.4)
Non-recurring items.......................             -                 -               -              (10.8)
                                              --------------    -------------    -------------    -------------
U. S. GAAP REPORTED:
Net income................................     $      29.9       $      53.9      $    127.0       $    179.2
                                              ==============    =============    =============    =============

--------------
(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Premiums and other considerations decreased $224.3 million, or 68%, to $106.5 million for the three months ended September 30, 2002, from $330.8 million for the three months ended September 30, 2001. The decrease primarily resulted from a $234.5 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment, and the ability to attract new sales. Partially offsetting this decrease was a $10.2 million increase in premium primarily resulting from higher individual payout annuity sales.

Fees and other revenues increased $24.1 million, or 17%, to $165.0 million for the three months ended September 30, 2002, from $140.9 million for the three months ended September 30, 2001. Pension fees and other revenues increased $19.0 million. This increase primarily resulted from netting the change in unearned revenue for selected products with the related unlocking of DPAC in operating expenses. Prior to the third quarter of 2002, the impact was reported separately in fees and other revenue and operating expenses. In addition, Principal Global Investors recognized a $3.5 million increase in fees and other revenue. This increase was primarily due to an increase in investment management and transaction fees and a reclassification of market value and hedging activities from net investment income to fees and other revenue.

Net investment income increased $0.7 million to $594.4 million for the three months ended September 30, 2002, from $593.7 million for the three months ended September 30, 2001. The increase was primarily due to a $2,150.1 million, or 6%, increase in average invested assets and cash. The increase was partially offset by a decrease in the average yield on invested assets and cash, which was 6.6% for the three months ended September 30, 2002, compared to 7.0% for the three months ended September 30, 2001.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $233.8 million, or 29%, to $569.0 million for the three months ended September 30, 2002, from $802.8 million for the three months ended September 30, 2001. The decrease primarily resulted from a $245.3 million decrease in pension benefits, claims and settlement expenses. This decrease was largely due to a decrease in full-service payout sales of single premium group annuities with life contingencies. Partially offsetting this decrease was a $10.4 million increase in reserves resulting from higher individual payout annuity sales.

Operating expenses increased $26.7 million, or 16%, to $194.0 million for the three months ended September 30, 2002, from $167.3 million for the three months ended September 30, 2001. An increase of $19.3 million in pension operating expenses resulted from netting the change in the unearned revenue for selected products with the related unlocking of DPAC in operating expenses. Prior to the third quarter of 2002, the impact was reported separately in fees and other revenue and operating expenses. Also contributing to the increase was a change in our investment performance assumptions related to amortization of DPAC attributable to pension products. Furthermore, Principal Global Investors operating expenses increased $2.1 million primarily due to an increase in employee costs resulting from the acquisition of Spectrum in the fourth quarter of 2001.

Income taxes increased $5.2 million, or 41%, to $18.0 million for the three months ended September 30, 2002, from $12.8 million for the three months ended September 30, 2001. The effective income tax rate for this segment was 17% for the three months ended September 30, 2002, and 13% for the three months ended September 30, 2001. The effective income tax rates for the three months ended September 30, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $2.4 million, or 3%, to $84.9 million for the three months ended September 30, 2002, from $82.5 million for the three months ended September 30, 2001.

Net realized/unrealized capital losses, as adjusted, increased $26.4 million, or 92%, to $55.0 million for the three months ended September 30, 2002, from $28.6 million for the three months ended September 30, 2001. The increase includes capital losses related to other than temporary declines in the value of certain fixed maturity securities for the three months ended September 30, 2002.

As a result of the foregoing factors, net income decreased $24.0 million, or 45%, to $29.9 million for the three months ended September 30, 2002, from $53.9 million for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Premiums and other considerations decreased $65.4 million, or 10%, to $595.4 million for the nine months ended September 30, 2002, from $660.8 million for the nine months ended September 30, 2001. The decrease resulted from a $90.4 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment, and the ability to attract new sales. This decrease was partially offset by a $25.0 million increase in individual payout annuity sales.

Fees and other revenues increased $48.4 million, or 10%, to $510.1 million for the nine months ended September 30, 2002, from $461.7 million for the nine months ended September 30, 2001. This increase primarily resulted from an increase of $24.4 million of fees from Principal Global Investors due to a reclassification of market value and hedging activities from net investment income to fees and other revenue, an increase in investment management and transaction fees and an increase in gains from commercial mortgage-backed securitizations. In addition, our pension fees and other revenues increased $21.3 million which resulted from netting the change in unearned revenue for selected products with the related unlocking of DPAC in operating expenses. Prior to the third quarter of 2002, the impact was reported separately in fees and other revenue and operating expenses.

Net investment income decreased $42.9 million, or 2%, to $1,758.2 million for the nine months ended September 30, 2002, from $1,801.1 million for the nine months ended September 30, 2001. The average yield on invested assets and cash was 6.6% for the nine months ended September 30, 2002, compared to 7.2% for the nine months ended September 30, 2001. The decrease reflects lower yields due to a lower interest rate environment and to a lesser extent, due to a decrease in commercial mortgage prepayment fee income. The decrease was partially offset by a $2,122.3 million, or 6%, increase in average invested assets and cash.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $107.6 million, or 5%, to $1,938.1 million for the nine months ended September 30, 2002, from $2,045.7 million for the nine months ended September 30, 2001. The decrease primarily resulted from a $139.5 million decrease in pension benefits, claims and settlement expenses. This decrease was largely due to a decrease in full-service payout sales of single premium group annuities with life contingencies and a decrease in cost of interest credited and in change in reserves within pension's full-service accumulation and investment only lines of business. Partially offsetting this decrease was a $28.6 million increase in reserves resulting from higher individual payout annuity sales.

Operating expenses decreased $1.8 million to $565.0 million for the nine months ended September 30, 2002, from $566.8 million for the nine months ended September 30, 2001. The decrease primarily resulted from a $15.6 million decrease in our pension operating expenses. The decrease was largely due to an increase in capitalization of DPAC resulting from an increase in sales of selected products and a change in focus and compensation of Employee Benefit Sales and Service's field force. Partially offsetting this decrease was a $6.5 million increase in our mutual fund operating expenses. This increase primarily relates to increased commission expense generated from sales of variable life and annuity contracts. Of this increase, $2.1 million relates to sales within the segment and is eliminated at an operating segment level. In addition, Principal Bank operating expenses increased $4.2 million primarily due to business growth in 2002. Furthermore, individual annuity operating expenses increased $3.1 million primarily due to stronger fixed annuity sales in 2002. Also, an increase of $2.5 million in Principal Global Investors operating expenses was primarily due to an increase in employee costs resulting from the acquisition of Spectrum in the fourth quarter of 2002, which was partially offset by a decrease in securitization expense.

Income taxes increased $21.7 million, or 42%, to $73.4 million for the nine months ended September 30, 2002, from $51.7 million for the nine months ended September 30, 2001. The effective income tax rate for this segment was 20% for the nine months ended September 30, 2002, and 17% for the nine months ended September 30, 2001. The effective income tax rates for the nine months ended September 30, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $27.8 million, or 11%, to $287.2 million for the nine months ended September 30, 2002, from $259.4 million for the nine months ended September 30, 2001.

Net realized/unrealized capital losses, as adjusted, increased $90.8 million, to $160.2 million for the nine months ended September 30, 2002, from $69.4 million for the nine months ended September 30, 2001. The increase includes capital losses related to other than temporary declines in the value of certain fixed maturity securities and sales of fixed maturity securities for the nine months ended September 30, 2002.

As a result of the foregoing factors and the inclusion of non-recurring items for the nine months ended September 30, 2001, net income decreased $52.2 million, or 29%, to $127.0 million for the nine months ended September 30, 2002, from $179.2 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, net income included the negative effect of non-recurring items totaling $10.8 million, net of income taxes, related to a cumulative effect of accounting change related to our implementation of SFAS 133.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the International Asset Management and Accumulation segment for the periods indicated:

                                                  FOR THE THREE                      FOR THE NINE
                                                  MONTHS ENDED                       MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                         --------------------------------    ------------------------------
                                             2002              2001             2002              2001
                                         -------------     --------------    ------------     -------------
                                                                   (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other considerations....  $      37.3       $      184.1      $    123.1       $     294.1
  Fees and other revenues..............         15.2               12.3            40.9              33.3
  Net investment income................         30.3               27.8            88.3              81.7
                                         -------------     --------------    ------------     -------------
    Total operating revenues...........         82.8              224.2           252.3             409.1

Expenses:
   Benefits, claims and settlement
    expenses...........................         56.1              198.8           175.3             338.4
   Operating expenses..................         21.5               26.4            64.4              74.4
                                         -------------     --------------    ------------     -------------
       Total expenses..................         77.6              225.2           239.7             412.8
                                         -------------     --------------    ------------     -------------
Pre-tax operating earnings (loss)......          5.2               (1.0)           12.6              (3.7)
Income taxes (benefits)................          0.2               (2.7)            2.5              (4.8)
                                         -------------     --------------    ------------     -------------
Operating earnings.....................          5.0                1.7            10.1               1.1

Net realized/unrealized capital gains
(losses), as adjusted..................          3.0                1.3            14.0             (19.9)
Non-recurring items....................       (201.0)              (4.1)         (471.2)             (8.2)
                                         -------------     --------------    ------------     -------------
U. S. GAAP REPORTED:
Net loss...............................  $    (193.0)      $       (1.1)     $   (447.1)      $     (27.0)
                                         =============     ==============    ============     =============

OTHER DATA:
Operating earnings (loss):
   Principal International.............  $       5.8       $        2.7      $      12.4      $       3.8
   BT Financial Group..................         (0.8)              (1.0)            (2.3)            (2.7)

Net income (loss):
   Principal International.............  $       8.8       $        4.0      $       5.5      $     (16.1)
   BT Financial Group..................       (201.8)              (5.1)          (452.6)           (10.9)


---------------
(1) Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Premiums and other considerations decreased $146.8 million, or 80%, to $37.3 million for the three months ended September 30, 2002, from $184.1 million for the three months ended September 30, 2001. A decrease of $136.1 million in Mexico was the result of decreased sales of single premium annuities with life contingencies primarily due to the sale of a large single premium annuity case in 2001 and to a lesser extent prolonged government retention of potential annuitants in 2002. A decrease of $10.8 million in Argentina was primarily due to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment.

Fees and other revenues increased $2.9 million, or 24%, to $15.2 million for the three months ended September 30, 2002, from $12.3 million for the three months ended September 30, 2001. An increase of $2.9 million in Mexico was primarily a result of the acquisition of Zurich AFORE in 2002.

Net investment income increased $2.5 million, or 9%, to $30.3 million for the three months ended September 30, 2002, from $27.8 million for the three months ended September 30, 2001. The increase was primarily related to a $186.1 million, or 16%, increase in average invested assets and cash. The increase was partially offset by a decrease in investment yields. The yield on average invested assets and cash was 8.9% for the three months ended September 30, 2002, compared to 9.2% for the three months ended September 30, 2001, reflecting the negative impact of investing in higher quality, lower yielding fixed maturity securities in Argentina.

Benefits, claims and settlement expenses decreased $142.7 million, or 72%, to $56.1 million for the three months ended September 30, 2002, from $198.8 million for the three months ended September 30, 2001. A $133.7 million decrease in Mexico was the result of higher reserve changes and policy and contract benefit payments recognized in 2001 due to the sale of a large single premium annuity case and to a lesser extent prolonged government retention of potential annuitants in 2002. A decrease of $10.6 million in Argentina was primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment.

Operating expenses decreased $4.9 million, or 19%, to $21.5 million for the three months ended September 30, 2002, from $26.4 million for the three months ended September 30, 2001. A $3.4 million decrease in Argentina was primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment. In addition, a net decrease of $1.2 million in Mexico was primarily related to reduced compensation costs in 2002 and the sale of a large annuity case in 2001, which were partially offset by decreased capitalization of DPAC in 2002. Operating expenses incurred by BT Financial Group were $1.3 million for the three months ended September 30, 2002 and $1.4 million for the three months ended September 30, 2001. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment. Upon completion of the sale of BT Financial Group at November 1, 2002, the expenses that would have been allocated to BT Financial Group will be allocated to our other segments.

Income taxes increased $2.9 million to $0.2 million of income tax expense for the three months ended September 30, 2002, from a $2.7 million income tax benefit for the three months ended September 30, 2001. The increase was primarily due to the reduction of valuation allowances in 2001 within Argentina and Mexico. The remaining increase was primarily a result of an increase in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings increased $3.3 million to $5.0 million for the three months ended September 30, 2002, from $1.7 million for the three months ended September 30, 2001.

Net realized/unrealized capital gains, as adjusted, increased $1.7 million to $3.0 million for the three months ended September 30, 2002, from $1.3 million for the three months ended September 30, 2001. An increase of $1.9 million resulted primarily from gains realized on the sale of fixed maturity securities and other investments in Chile.

As a result of the foregoing factors and the inclusion of non-recurring items for the three months ended September 30, 2002, net loss increased $191.9 million to $193.0 million for the three months ended September 30, 2002, from $1.1 million for the three months ended September 30, 2001. For the three months ended September 30, 2002, net loss included the negative effect of non-recurring items totaling $201.0 million, net of income taxes, related to the loss from discontinued operations of BT Financial Group. For the three months ended September 30, 2001, net loss included the negative effect of non-recurring items totaling $4.1 million, net of income taxes, related to the loss from discontinued operations of BT Financial Group.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Premiums and other considerations decreased $171.0 million, or 58%, to $123.1 million for the nine months ended September 30, 2002, from $294.1 million for the nine months ended September 30, 2001. A decrease of $142.8 million in Mexico was the result of decreased sales of single premium annuities with life contingencies primarily due to the sale of a large annuity case in 2001 and to a lesser extent prolonged government retention of potential annuitants in 2002. A decrease of $16.8 million in Argentina was primarily due to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment.

In addition, a decrease of $10.8 million in Chile was primarily a result of the weakening of the Chilean peso versus the U.S. dollar and to a lesser extent decreased sales of single premium annuities with life contingencies due to market contraction.

Fees and other revenues increased $7.6 million, or 23%, to $40.9 million for the nine months ended September 30, 2002, from $33.3 million for the nine months ended September 30, 2001. An increase of $6.6 million in Mexico was a result of an increase in the number of retirement plan participants and the acquisition of Zurich AFORE in 2002. In addition, an increase in Hong Kong was primarily due to an increase in assets under management.

Net investment income increased $6.6 million, or 8%, to $88.3 million for the nine months ended September 30, 2002, from $81.7 million for the nine months ended September 30, 2001. The increase was primarily related to a $182.6 million, or 16%, increase in average invested assets and cash. The increase was partially offset by a decrease in investment yields. The yield on average invested assets and cash was 8.5% for the nine months ended September 30, 2002, compared to 9.3% for the nine months ended September 30, 2001. This reflects the impact of deflation on nominal yields in Chile, which, as discussed in the next paragraph, was offset by a corresponding decrease in reserve changes and a negative impact of investing in higher quality, lower yielding fixed maturity securities in Argentina.

Benefits, claims and settlement expenses decreased $163.1 million, or 48%, to $175.3 million for the nine months ended September 30, 2002, from $338.4 million for the nine months ended September 30, 2001. A $132.5 million decrease in Mexico was the result of higher reserve changes and policy and contract benefit payments recognized in 2001 due to the sale of a large annuity case and to a lesser extent prolonged government retention of potential annuitants in 2002. A decrease of $15.3 million in Argentina was primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment. In addition, a decrease of $14.7 million in Chile was primarily a result of the weakening of the Chilean peso versus the U.S. dollar and decrease in reserve changes to reflect the impact of deflation adjustments.

Operating expenses decreased $10.0 million, or 13%, to $64.4 million for the nine months ended September 30, 2002, from $74.4 million for the nine months ended September 30, 2001. A $7.5 million decrease in Argentina was primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment. Operating expenses incurred by BT Financial Group were $3.6 million for the nine months ended September 30, 2002 and $4.1 million for the nine months ended September 30, 2001. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment. Upon completion of the sale of BT Financial Group at November 1, 2002, the expenses that would have been allocated to BT Financial Group will be allocated to our other segments.

Income taxes increased $7.3 million to $2.5 million of income tax expense for the nine months ended September 30, 2002, from a $4.8 million income tax benefit for the nine months ended September 30, 2001. The increase was primarily a result of an increase in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings increased $9.0 million to $10.1 million for the nine months ended September 30, 2002, from $1.1 million for the nine months ended September 30, 2001.

Net realized/unrealized capital gains, as adjusted, increased $33.9 million to $14.0 million for the nine months ended September 30, 2002, from $19.9 million of net realized capital losses for the nine months ended September 30, 2001. The increase was primarily due to a $21.0 million after-tax net realized capital loss on the February 2001 sale of our operations in Spain. In addition, an $8.7 million increase resulted primarily from gains realized on the sale of fixed maturity securities in Chile for the nine months ended September 30, 2002.

As a result of the foregoing factors and the inclusion of non-recurring items for the nine months ended September 30, 2002, net loss increased $420.1 million to $447.1 million for the nine months ended September 30, 2002, from $27.0 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, net loss included the negative effect of non-recurring items totaling $471.2 million, net of income taxes, related to: (1) the cumulative effect of accounting change, a result of our implementation of SFAS 142 ($276.3 million) and (2) the loss from discontinued operations of BT Financial Group ($194.9 million). For the nine months ended September 30, 2001, net loss included the negative effect of non-recurring items totaling $8.2 million, net of income taxes, related to the loss from discontinued operations of BT Financial Group.

LIFE AND HEALTH INSURANCE SEGMENT

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                         FOR THE THREE                     FOR THE NINE
                                                         MONTHS ENDED                      MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ------------------------------    -----------------------------
                                                     2002             2001            2002             2001
                                                 -------------    -------------    ------------     ------------
                                                                         (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations..........     $    744.9       $    740.1       $ 2,222.5        $2,255.4
  Fees and other revenues....................           78.5             62.1           233.5           191.0
  Net investment income......................          164.3            168.1           494.7           502.1
                                                 --------------   -------------    ------------     ------------
     Total operating revenues................          987.7            970.3         2,950.7         2,948.5

Expenses:
  Benefits, claims and settlement expenses...          612.5            596.7         1,822.7         1,857.1
  Dividends to policyholders.................           76.9             78.0           232.8           236.3
  Operating expenses.........................          213.4            204.5           632.9           627.1
                                                 --------------   -------------    ------------     ------------
     Total expenses..........................          902.8            879.2         2,688.4         2,720.5
                                                 --------------   -------------    ------------     ------------
Pre-tax operating earnings...................           84.9             91.1           262.3           228.0
Income taxes.................................           29.2             30.4            90.6            76.4
                                                 --------------   -------------    ------------     ------------
Operating earnings...........................           55.7             60.7           171.7           151.6

Net realized/unrealized capital losses, as
  adjusted...................................          (10.1)            (4.3)          (41.4)           (9.0)
Non-recurring items..........................             -                -             (4.6)            0.1
                                                 --------------   -------------    ------------     ------------
U.S. GAAP REPORTED:
Net income...................................     $     45.6            $56.4       $   125.7        $  142.7
                                                 ==============   =============    ============     ============

  ------------
(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Premiums and other considerations increased $4.8 million, or 1%, to $744.9 million for the three months ended September 30, 2002, from $740.1 million for the three months ended September 30, 2001. Group medical premiums increased $8.8 million primarily due to premium rate increases, which more than offset a decline in covered members, as well as a reduction due to premiums ceded under a reinsurance agreement effective January 1, 2002. In addition, group disability premiums increased $6.6 million primarily due to strong sales in late 2001 and early 2002. Individual disability premiums also increased $2.5 million, primarily a result of increased premium from new sales. Partially offsetting the increases was a $6.1 million decrease in group life insurance premiums due to the classification of revenues from our group universal life insurance product from premium to fee revenues. In addition, individual life insurance premiums decreased $5.6 million, reflecting a continued shift in customer preference from traditional life insurance products to fee-based interest-sensitive life insurance products. Group dental and vision premium also decreased $1.4 million primarily due to a decline in covered members.

Fees and other revenues increased $16.4 million, or 26%, to $78.5 million for the three months ended September 30, 2002, from $62.1 million for the three months ended September 30, 2001. Fee revenues from individual interest-sensitive life insurance products increased $8.2 million, primarily the result of the continued shift in customer preference, as previously discussed. Group life insurance fee revenues increased $7.1 million primarily due to the reclassification of revenues from our group universal life insurance product to fee revenues from premiums.

Net investment income decreased $3.8 million, or 2%, to $164.3 million for the three months ended September 30, 2002, from $168.1 million for the three months ended September 30, 2001. The decrease reflects lower average investment yields due in part to an overall lower interest rate environment. The yield on average invested assets and cash was 7.1% for the three months ended September 30, 2002, compared to 7.5% for the three months ended September 30, 2001. The decrease was partially offset by a $240.9 million, or 3%, increase in average invested assets and cash.

Benefits, claims and settlement expenses increased $15.8 million, or 3%, to $612.5 million for the three months ended September 30, 2002, from $596.7 million for the three months ended September 30, 2001. Group medical insurance benefits, claims and settlement expenses increased $16.7 million, primarily due to higher medical claim costs, the result of unusually low claims in 2001, which were partially offset by ceded claims under a new reinsurance agreement. In addition, group disability benefits, claims and settlement expenses increased $1.6 million due to growth in the business. Partially offsetting the increases was a decrease of $4.2 million in benefits, claims and settlement expenses for individual life insurance products primarily due to lower death claims, resulting from losses recognized in 2001 for the September 11th terrorist attacks.

Dividends to policyholders decreased $1.1 million, or 1%, to $76.9 million for the three months ended September 30, 2002, from $78.0 million for the three months ended September 30, 2001. The decrease was due to a change in the individual life insurance dividend scale implemented February 1, 2002.

Operating expenses increased $8.9 million, or 4%, to $213.4 million for the three months ended September 30, 2002, from $204.5 million for the three months ended September 30, 2001. Group life and health insurance operating expenses increased $9.0 million, primarily due to increased commission expense, interest expense related to federal income taxes, and technology costs.

Income taxes decreased $1.2 million, or 4%, to $29.2 million for the three months ended September 30, 2002, from $30.4 million for the three months ended September 30, 2001. The effective income tax rate for the segment was 34% for the three months ended September 30, 2002 and 33% for the three months ended September 30, 2001. The effective income tax rates for the three months ended September 30, 2002 and 2001 were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings decreased $5.0 million, or 8%, to $55.7 million for the three months ended September 30, 2002, from $60.7 million for the three months ended September 30, 2001.

Net realized/unrealized capital losses, as adjusted, increased $5.8 million to $10.1 million for the three months ended September 30, 2002, from $4.3 million for the three months ended September 30, 2001. The increase includes realized capital losses related to other than temporary declines in the value of certain fixed maturity securities and sales of fixed maturity securities partially offset by realized capital gains on derivatives for the three months ended September 30, 2002.

As a result of the foregoing factors, net income decreased $10.8 million, or 19%, to $45.6 million for the three months ended September 30, 2002, from $56.4 million for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Premiums and other considerations decreased $32.9 million, or 1%, to $2,222.5 million for the nine months ended September 30, 2002, from $2,255.4 million for the nine months ended September 30, 2001. Group life insurance premiums decreased $25.6 million, primarily due to the reclassification of revenues from our group universal life insurance product from premium to fee revenues and the loss of a large customer in late 2000, resulting in a loss of premium after March 31, 2001. Individual life insurance premiums decreased $21.6 million, reflecting a continued shift in customer preference from traditional life insurance products to fee-based interest-sensitive life insurance products and the increased use of reinsurance. Partially offsetting the decreases was a $9.8 million increase in group disability premiums due to strong sales in late 2001 and early 2002. Group medical premiums increased $6.0 million primarily due to premium rate increases, which more than offset a decline in covered members, as well as a reduction due to premiums ceded under a reinsurance agreement effective January 1, 2002.

Fees and other revenues increased $42.5 million, or 22%, to $233.5 million for the nine months ended September 30, 2002, from $191.0 million for the nine months ended September 30, 2001. Group life insurance fee revenues increased

$20.9 million primarily due to the reclassification of revenues from our group universal life insurance product to fee revenues from premiums. Fee revenues from individual life insurance products increased $15.4 million, primarily a result of the continued shift in customer preference, as previously discussed.

Net investment income decreased $7.4 million, or 1%, to $494.7 million for the nine months ended September 30, 2002, from $502.1 million for the nine months ended September 30, 2001. The decrease reflects lower average investment yields due in part to an overall lower interest rate environment. The yield on average invested assets and cash was 7.2% for the nine months ended September 30, 2002, compared to 7.5% for the nine months ended September 30, 2001. The decrease was partially offset by a $191.3 million, or 2%, increase in average invested assets and cash.

Benefits, claims and settlement expenses decreased $34.4 million, or 2%, to $1,822.7 million for the nine months ended September 30, 2002, from $1,857.1 million for the nine months ended September 30, 2001. Group medical insurance benefits, claims and settlement expenses decreased $21.6 million, primarily due to ceded claims under a new reinsurance agreement, partially offset by a reserve established due to the withdrawal of medical products from the Florida small employer market. Individual life insurance benefits, claims, and settlement expenses decreased $10.2 million primarily due to lower death claims and a lower reserve increase related to the decrease in premium.

Dividends to policyholders decreased $3.5 million, or 1%, to $232.8 million for the nine months ended September 30, 2002, from $236.3 million for the nine months ended September 30, 2001. The decrease was due to a change in the individual life insurance dividend scale implemented February 1, 2002.

Operating expenses increased $5.8 million, or 1%, to $632.9 million for the nine months ended September 30, 2002, from $627.1 million for the nine months ended September 30, 2001. Group life and health insurance operating expenses increased $6.4 million, primarily due to increased commissions. Partially offsetting the increase in operating expenses was a decrease due to several one-time expenses in 2001. Individual life and disability insurance operating expenses decreased $0.6 million primarily due to the reclassifying of fees received from reinsurance ceded from fee revenue to operating expenses and increased capitalization of DPAC related to higher sales, partially offset by higher non-deferrable compensation costs.

Income taxes increased $14.2 million, or 19%, to $90.6 million for the nine months ended September 30, 2002, from $76.4 million for the nine months ended September 30, 2001. The effective income tax rate for the segment was 35% for the nine months ended September 30, 2002 and 34% for the nine months ended September 30, 2001. The effective income tax rate for the nine months ended September 30, 2001, was lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $20.1 million, or 13%, to $171.7 million for the nine months ended September 30, 2002, from $151.6 million for the nine months ended September 30, 2001.

Net realized/unrealized capital losses, as adjusted, increased $32.4 million to $41.4 million for the nine months ended September 30, 2002, from $9.0 million for the nine months ended September 30, 2001. The increase includes realized capital losses related to other than temporary declines in the value of certain fixed maturity securities and sales of fixed maturity securities for the nine months ended September 30, 2002.

As a result of the foregoing factors and the inclusion of non-recurring items, net income decreased $17.0 million, or 12%, to $125.7 million for the nine months ended September 30, 2002, from $142.7 million for the nine months ended September 30, 2001. Non-recurring items for the nine months ended September 30, 2002, had a negative impact on net income of $4.6 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS 142. Non-recurring items for the nine months ended September 30, 2001, had a positive impact on net income of $0.1 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS 133.

MORTGAGE BANKING SEGMENT

The following table presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                                     FOR THE THREE                    FOR THE NINE
                                                      MONTHS ENDED                    MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                               ---------------------------    ----------------------------
                                                  2002            2001           2002             2001
                                               -----------     -----------    -----------     ------------
                                                                      (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
     Loan servicing.......................      $   149.5       $   101.5      $ 429.6          $ 282.5
     Loan production......................          163.4           106.2        301.7            218.3
                                               -----------     -----------    -----------     ------------
         Total operating revenues.........          312.9           207.7        731.3            500.8

Expenses:
     Loan servicing.......................          146.4           124.8        405.2            254.3
     Loan production......................           51.5            36.0        129.4             93.8
                                               -----------     -----------    -----------     ------------
         Total expenses...................          197.9           160.8        534.6            348.1
                                               -----------     -----------    -----------     ------------
Pre-tax operating earnings................          115.0            46.9        196.7            152.7
Income taxes..............................           52.5            20.4         82.9             57.4
                                               -----------     -----------    -----------     ------------
Operating earnings........................           62.5            26.5        113.8             95.3

Net realized/unrealized capital gains
   (losses), as adjusted..................              -               -           -                -
Non-recurring items.......................              -               -           -                -
                                               -----------     -----------    -----------     ------------
U.S. GAAP REPORTED:
Net income................................      $    62.5       $    26.5      $ 113.8          $  95.3
                                               ===========     ===========    ===========     ============

------------
(1) Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Total operating revenues increased $105.2 million, or 51%, to $312.9 million for the three months ended September 30, 2002, from $207.7 million for the three months ended September 30, 2001. Residential mortgage loan production revenues increased $57.2 million primarily due to an increase in mortgage loan production and an increase in revenue from secondary marketing activities, the process by which Mortgage Banking pools and sells loans. Mortgage loan production increased to $11.1 billion for the three months ended September 30, 2002, compared to $10.5 billion for the same period a year ago. A $48.0 million increase in residential mortgage loan servicing revenues reflects the growth in the loan servicing portfolio. The average balance of the servicing portfolio was $99.4 billion for the three months ended September 30, 2002, compared to $68.5 billion for the same period a year ago.

Total expenses increased $37.1 million, or 23%, to $197.9 million for the three months ended September 30, 2002, from $160.8 million for the three months ended September 30, 2001. A $21.6 million increase in residential mortgage loan servicing expenses resulted from increased expenses related to growth in the servicing portfolio, which includes a $22.1 million decrease in impairment of capitalized mortgage servicing rights net of servicing hedge activity. A $15.5 million increase in mortgage loan production expenses was primarily due to an increase in mortgage loan production during the three months ended September 30, 2002.

Income taxes increased $32.1 million to $52.5 million for the three months ended September 30, 2002, from $20.4 million for the three months ended September 30, 2001. The increase in income taxes primarily resulted from an increase in pre-tax operating earnings. The effective income tax rate for this segment was 46% for the three months ended September 30, 2002, and 43% for the three months ended September 30, 2001. The effective income tax rates for the three months ended September 30, 2002 and 2001, were higher than the corporate income tax rate of 35% due to state income taxes. The increase in the effective tax rate to 46% for the three months ended September 30, 2002, from 43% for the three months ended September 30, 2001, was primarily due to the cumulative effect of increasing deferred tax liabilities and deferred tax expense for a change in the state income tax apportionment factor, a result of our sale of substantially all of BT Financial Group.

As a result of the foregoing factors, operating earnings and net income increased $36.0 million to $62.5 million for the three months ended September 30, 2002, from $26.5 million for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Total operating revenues increased $230.5 million, or 46%, to $731.3 million for the nine months ended September 30, 2002, from $500.8 million for the nine months ended September 30, 2001. A $147.1 million increase in residential mortgage loan servicing revenues reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $92.6 billion for the nine months ended September 30, 2002, compared to $62.1 billion for the same period a year ago. In addition, mortgage loan servicing revenues increased due to a gain on the sale of approximately $300.0 million of delinquent Government National Mortgage Association ("GNMA") loans during the second quarter of 2002. This sale generated revenues of $15.0 million in 2002 with no corresponding sale of loans in 2001. Residential mortgage loan production revenues increased $83.4 million primarily due to an increase in mortgage loan production, which increased to $30.3 billion for the nine months ended September 30, 2002, compared to $25.9 billion for the same period a year ago.

Total expenses increased $186.5 million, or 54%, to $534.6 million for the nine months ended September 30, 2002, from $348.1 million for the nine months ended September 30, 2001. A $150.9 million increase in residential mortgage loan servicing expenses resulted from increased expenses related to growth in the servicing portfolio and a $51.3 million increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity. Residential mortgage loan production expenses increased $35.6 million reflecting the increase in residential mortgage loan production volume.

Income taxes increased $25.5 million, or 44%, to $82.9 million for the nine months ended September 30, 2002, from $57.4 million for the nine months ended September 30, 2001. The increase in income taxes primarily resulted from an increase in pre-tax operating earnings. The effective income tax rate for this segment was 42% for the nine months ended September 30, 2002, and 38% for the nine months ended September 30, 2001. The effective income tax rates for the nine months ended September 30, 2002 and 2001, were higher than the corporate income tax rate of 35% due to state income taxes. The increase in the effective tax rate to 42% for the nine months ended September 30, 2002, from 38% for the nine months ended September 30, 2001, was primarily due to the cumulative effect of increasing deferred tax liabilities and deferred tax expense for a change in the state income tax apportionment factor, a result of our sale of substantially all of BT Financial Group.

As a result of the foregoing factors, operating earnings and net income increased $18.5 million, or 19%, to $113.8 million for the nine months ended September 30, 2002, from $95.3 million for the nine months ended September 30, 2001.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

                                                           FOR THE THREE                    FOR THE NINE
                                                            MONTHS ENDED                    MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ---------------------------     -----------------------------
                                                        2002            2001           2002            2001
                                                     ------------    -----------     ----------     --------------
                                                                            (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues (1):
  Total operating revenues......................      $   (15.8)      $    16.7      $     1.4         $  74.6

Expenses:
  Total expenses................................           (0.9)           12.3           27.0            26.2
                                                     ------------    -----------     ----------     --------------
Pre-tax operating earnings (loss)...............          (14.9)            4.4          (25.6)           48.4
Income taxes (benefits).........................           (9.3)            7.0          (14.3)           18.9
                                                     ------------    -----------     ----------     --------------
Operating earnings (loss).......................           (5.6)           (2.6)         (11.3)           29.5

Net realized/unrealized capital gains (losses),
  as adjusted...................................          (84.8)          (13.2)          33.8           (54.7)
Non-recurring items.............................          (13.0)           (4.1)         (15.0)          (24.8)
                                                     ------------    -----------     ----------     --------------
U.S. GAAP REPORTED:
Net income (loss)...............................      $  (103.4)      $   (19.9)     $     7.5         $ (50.0)
                                                     ============    ===========     ==========     ==============

------------
(1) Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Total operating revenues decreased $32.5 million to a negative $15.8 million for the three months ended September 30, 2002, from a positive $16.7 million for the three months ended September 30, 2001. Net investment income decreased $18.0 million, primarily reflecting a decrease in average investment yields for the segment. In addition, a $15.3 million decrease was related to an increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total expenses decreased $13.2 million to a negative $0.9 million for the three months ended September 30, 2002, from a positive $12.3 million for the three months ended September 30, 2001. The decrease was primarily due to a $15.3 million increase in inter-segment eliminations included in this segment.

Income tax benefits increased $16.3 million to a $9.3 million income tax benefit for the three months ended September 30, 2002, from $7.0 million of income tax expense for the three months ended September 30, 2001. The increase was partially a result of a decrease in pre-tax operating earnings. The increase was also due to a change in tax adjustments as well as additional foreign taxes recognized in 2001.

As a result of the foregoing factors, operating loss increased $3.0 million to $5.6 million for the three months ended September 30, 2002, from $2.6 million for the three months ended September 30, 2001.

Net realized/unrealized capital losses, as adjusted, increased $71.6 million to $84.8 million for the three months ended September 30, 2002, from $13.2 million for the three months ended September 30, 2001. The increase was primarily due to the mark to market and other than temporary impairments of our investment in company sponsored mutual funds and equity and fixed maturity securities.

As a result of the foregoing factors and the inclusion of non-recurring items, net loss increased $83.5 million to $103.4 million for the three months ended September 30, 2002, from $19.9 million for the three months ended September 30, 2001. For the three months ended September 30, 2002, net loss included the negative effect of non-recurring items totaling $13.0 million, net of income taxes, related to an increase in our loss contingency reserve established for sales practices litigation. For the three months ended September 30, 2001, net loss included the negative effect of non-recurring items totaling $4.1 million, net of income taxes, related to expenses of our demutualization

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Total operating revenues decreased $73.2 million, or 98%, to $1.4 million for the nine months ended September 30, 2002, from $74.6 million for the nine months ended September 30, 2001. Net investment income decreased $31.9 million, reflecting a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales experienced in 2001. In addition, net investment income decreased $30.6 million due to a decrease of average investment yields for the segment. The decrease in total revenues was also partially due to a $13.6 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total expenses increased $0.8 million, or 3%, to $27.0 million for the nine months ended September 30, 2002, from $26.2 million for the nine months ended September 30, 2001. Interest expense increased $11.1 million, primarily due to interest related to federal income tax audit activities. In addition, $4.4 million increase related to costs associated with operating as a public company. The increases were primarily offset by a $13.6 million increase in inter-segment eliminations included in this segment.

Income tax benefits increased $33.2 million to a $14.3 million income tax benefit for the nine months ended September 30, 2002, from $18.9 million of income tax expense for the nine months ended September 30, 2001. The increase was primarily a result of a decrease in pre-tax operating earnings. In addition, the increase was due to additional foreign taxes recognized in 2001.

As a result of the foregoing factors, operating earnings decreased $40.8 million to $11.3 million of operating loss for the nine months ended September 30, 2002, from $29.5 million of operating earnings for the nine months ended September 30, 2001.

Net realized/unrealized capital gains, as adjusted, increased $88.5 million to $33.8 million of net realized capital gains for the nine months ended September 30, 2002, from $54.7 million of net realized capital losses for the nine months ended September 30, 2001. The increase was primarily due to realized capital gains related to the sale of our investment in Coventry in February 2002. In addition, the increase was due in part to a decrease in realized capital losses as a result of equity security sales. The increases were partially offset by the mark to market and other than temporary impairments of our investment in company sponsored mutual funds, equity securities, and fixed maturity securities.

As a result of the foregoing factors and the inclusion of non-recurring items, net income increased $57.5 million to $7.5 million of net income for the nine months ended September 30, 2002, from $50.0 million of net loss for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, net income included the negative effect of non-recurring items totaling $15.0 million, net of income taxes, related to: (1) an increase in our loss contingency reserve established for sales practices litigation ($13.0 million) and (2) expenses related to our demutualization (2.0 million). For the nine months ended September 30, 2001, net loss included the negative effect of non-recurring items totaling $24.8 million, net of income taxes, related to: (1) expenses associated with our demutualization ($18.9 million) and (2) an increase in our loss contingency reserve established for sales practices litigation ($5.9 million).

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $3,795.6 million and $2,871.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash provided by our operations between periods is primarily related to an increase in mortgage banking servicing and production fees, an increase in funds collected on behalf of investors, related to mortgage banking services, an increase in bank deposits, and decrease in federal income tax payments.

Net cash used in investing activities was $3,570.4 million and $3,731.3 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash used in 2002 as compared to 2001 resulted from an increase in proceeds from the sale and maturities of available-for-sale securities as well as the sale of our shares of Coventry stock.

Net cash used in financing activities was $154.9 million for the nine months ended September 30, 2002, compared to net cash provided by financing activities of $186.9 million for the nine months ended September 30, 2001. The increase in cash used in financing activities is primarily due to the repurchase of our common stock. Offsetting this use of cash was an increase in investment contract deposits, net of withdrawals.

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

Total stockholder dividends paid by Principal Life to its parent company through September 30, 2002 were $605.2 million. On February 26, 2002, Principal Life declared an ordinary dividend of $390.0 million, which was paid to its parent on April 5, 2002. On August 26, 2002 an ordinary dividend of up to $250.0 million was declared, of which $215.2 million was paid to its parent.

COMMON STOCK ISSUED AND TREASURY STOCK ACQUIRED

During the nine months ended September 30, 2002, another source of liquidity was the issuance of our common stock which resulted in $17.8 million of proceeds due to common stock issued to employees participating in our Employee Stock Purchase Plan and premium received from the sale of "put options".

During the nine months ended September 30, 2002, we repurchased 17.9 million shares of our outstanding common stock on the open market at an aggregate cost of $506.4 million relating to two authorized stock repurchase programs. We purchased 15.9 million shares at an aggregate cost of $450.0 million completing a stock repurchase program authorized on February 26, 2002. We purchased 2.0 million shares at an aggregate cost of $56.4 million under an additional stock repurchase program authorized on August 29, 2002, for which our board of directors approved repurchase of up to $300.0 million. In February 2002, we reissued 0.4 million shares of treasury stock held in the rabbi trust, which generated proceeds of $8.0 million, with a cost of $6.7 million.

INTERNATIONAL OPERATIONS

We expect to receive approximately $870.0 million of proceeds from our sale of substantially all of BT Financial Group to Westpac. This amount includes cash proceeds, tax benefits, and a gain from unwinding the hedged asset associated with debt used to acquire BT Financial Group in 1999. An additional future contingent receipt of $80.0 million may by received in 2004, if Westpac experiences growth in their retail assets under management.

Our Brazilian and Chilean operations, along with one of our Mexican companies, produced positive cash flow from operations for the nine months ended September 30, 2002 and 2001. These cash flows have been historically maintained at the local country level for strategic expansion purposes. Our international operations have required infusions of capital of $61.0 million for the nine months ended September 30, 2002, primarily to fund our acquisition of Zurich AFORE in Mexico and $29.7 million for the nine months ended September 30, 2001, primarily to meet the cash outflow requirements of our international operations. These other international operations are primarily in the start-up stage or are expanding in the short-term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of September 30, 2002, we had $1,303.7 million of long-term debt outstanding compared to $1,378.4 million at December 31, 2001. Non-recourse medium-term notes outstanding as of September 30, 2002, were $3,529.8 compared to $3,298.4 at December 31, 2001. Non-recourse medium-term notes represent claims for principal and interest under international funding agreements issued to non-qualified institutional investors. At September 30, 2002, payments required, relating to these obligations are as follows:


                                                                       YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------
                             THREE MONTHS
                                 ENDED
                              DECEMBER 31,                                                                  2007 AND
                                 2002              2003          2004          2005          2006           THEREAFTER
-----------------------------------------------------------------------------------------------------------------------
                                                                    (IN MILLIONS)
Long-term debt...............     $ 88.3         $  28.5       $ 288.9       $   2.4       $   2.5         $   893.1
Non-recourse medium-term
  notes......................      130.8           538.4         530.2         757.7         104.3           1,468.4
Operating leases:
  Continuing
    operations...............       17.6            46.2          32.7          17.0          10.5              23.0
  Discontinued
    operations...............        5.2            18.7          18.0          19.5          19.5              19.5
                             ------------------------------------------------------------------------------------------
  Total contractual
    cash obligations.........     $241.9         $ 631.8       $ 869.8       $ 796.6       $ 136.8         $ 2,404.0
                             ==========================================================================================

As of September 30, 2002, we had $474.3 million of short-term debt outstanding compared to $511.6 million at December 31, 2001. Short-term debt consists primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. As of September 30, 2002, we had credit facilities with various financial institutions in an aggregate amount of $1.4 billion. We may borrow up to $600.0 million on a back-stop facility to support our $1.0 billion commercial paper program. In addition, as of September 30, 2002, we have $780.0 million in credit facilities to finance a CMBS pipeline and $45.0 million of unused lines of credit for short-term debt used for general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into certain contracts to: 1) fund residential mortgage loan production, 2) sell qualifying delinquent residential mortgage loans, and 3) securitize margin loans. As appropriate under U.S. GAAP, the contracts involve special purpose entities ("SPEs") or trusts that are not reported on our consolidated statement of financial position.

RESIDENTIAL MORTGAGE LOAN PRODUCTION. Principal Residential Mortgage Capital Resources, LLC ("PRMCR") provides an off-balance sheet source of funding for our residential mortgage loan production. We sold approximately $30.6 billion in residential mortgage loans to PRMCR in 2002. The maximum amount of residential mortgage loans, which can be warehoused in PRMCR, has increased from $1.0 billion at inception to $4.0 billion as of September 30, 2002. PRMCR held $3.3 billion in residential mortgage loans held for sale as of September 30, 2002.

At September 30, 2002, PRMCR had outstanding equity certificates of $193.0 million, secured liquidity notes of $1.5 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. We paid a commitment fee to PRMCR based on the overall warehouse limit. PRMCR used a portion of the fee to fund a cash collateral account maintained at PRMCR. These funds are available as additional collateral to cover credit related losses on defaulted loans. The balance in the account was $24.0 million at September 30, 2002. Any remaining amounts in the cash collateral account will be returned to us upon the termination of PRMCR. This right to the return of the cash collateral amount is reflected in other assets on our consolidated statements of financial position.

We maintain a right to the servicing of the residential mortgage loans held by PRMCR and upon the sale of the majority of the residential mortgage loans to the final investors. In addition, we perform certain secondary marketing, accounting and various administrative functions on behalf of PRMCR. We received $16.5 million in servicing fees from PRMCR in 2002.

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING. Principal Residential Mortgage Funding, LLC ("PRMF") provides an off-balance sheet source of funding for qualifying delinquent residential mortgage loans. At September 30, 2002, PRMF held $366.3 million in residential mortgage loans and had outstanding participation certificates of $345.4 million.

We are retained as the servicer of the residential mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in its capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. At September 30, 2002, our residual interest in such cash flows was $29.6 million and was recorded in other investments on the consolidated statements of financial position.

MARGIN LOAN SECURITIZATIONS. We sell loans under a margin loan securitization program and retain primary servicing responsibilities and subordinated interests. The estimated fair values of the retained interests, $39.1 million at September 30, 2002, are based upon our relative ownership percentage of the book value of the outstanding loan balances. Our retained interests increased primarily due to fluctuations in foreign currency to U.S. dollar exchange rates. This increase was partially offset by a decrease in net cash flows.

Our margin loan securitization program is included in the operations of BT Financial Group, which are being sold to Westpac. Effective October 31, 2002, we no longer have a margin loan securitization program.

INVESTMENTS

We had total consolidated assets as of September 30, 2002, of $88.3 billion, of which $47.9 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $46.6 billion were held by our U.S. operations and the remaining $1.3 billion were held by our International Asset Management and Accumulation segment.

U.S. INVESTMENT OPERATIONS

Our U.S. invested assets are managed by Principal Global Investors, a subsidiary of Principal Life. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

o credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

o interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves; and

o    equity risk, relating to adverse fluctuations in a particular common stock.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, establishes all investment policies and reviews and approves all investments. As of September 30, 2002, there are eleven members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 68% and the debt service coverage ratio at loan inception was 1.9 times as of September 30, 2002.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of September 30, 2002.

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

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of September 30, 2002, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                                           AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                           -------------------       ---------------------
                                                                   2002                      2001
                                                           -------------------       ---------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                           ----------     -------    ----------    -------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................        $  21,692.0        47%     $  18,227.6      42%
   Private........................................           10,491.7        22         10,800.2      25
Equity securities, available-for-sale.............              361.9         1            812.3       2
Mortgage loans
   Commercial ....................................            9,568.9        20          9,740.4      22
   Residential....................................            1,492.6         3          1,144.2       3
Real estate held for sale ........................              282.8         1            390.7       1
Real estate held for investment...................              879.1         2            783.4       2
Policy loans......................................              822.9         2            831.9       2
Other investments ................................              968.9         2            663.7       1
                                                          -----------     -----      -----------   -----
   Total invested assets..........................        $  46,560.8       100%     $  43,394.4     100%
                                                                          =====                    =====

Cash and cash equivalents.........................              564.5                      495.8
                                                          -----------                -----------

   Total invested assets and cash ................        $  47,125.3                $  43,890.2
                                                          ===========                ===========

We actively manage public fixed maturity securities, including our portfolio of residential mortgage-backed securities, in order to provide liquidity and enhance yield and total return. Our residential mortgage-backed securities are managed to reduce the risk of prepayment by holding securities that trade close to par. This active management has resulted in the realization of capital gains and losses with respect to such investments.

U.S. INVESTMENT RESULTS

The yield on U.S. invested assets and on cash and cash equivalents, excluding net realized/unrealized gains and losses, was 6.8% and 7.3% for the three months ended September 30, 2002, and 2001, respectively, and 6.9% and 7.5% for the nine months ended September 30, 2002, and 2001, respectively.

The following table illustrates the yields on average assets for each of the components of our investment portfolio for the three months and nine months ended September 30, 2002 and 2001, respectively:

                              U.S. INVESTED ASSETS
                              YIELDS BY ASSET TYPE

                                              AS OF OR FOR THE THREE MONTHS                     AS OF OR FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,                              ENDED SEPTEMBER 30,
                                              ----------------------------------------      --------------------------------------
                                                    2002                 2001                    2002                  2001
                                              -------------------  -------------------      -----------------   ------------------
                                              YIELD      AMOUNT     YIELD      AMOUNT       YIELD      AMOUNT   YIELD     AMOUNT
                                              -----   -----------   -----   ----------      -----   ---------   -----   ----------
                                                                              ($ IN MILLIONS)
Fixed maturity securities
  Gross investment income (1).............     6.8%   $   534.8      7.5%   $   540.4        6.9%   $ 1,577.0    7.6%   $ 1,585.4
  Net realized/unrealized capital losses..    (1.0)       (77.7)    (0.4)       (27.0)      (1.2)      (273.4)  (0.5)      (104.5)
                                                      -----------           ----------              ---------           ----------
     Total................................            $   457.1             $   513.4               $ 1,303.6           $ 1,480.9
                                                      ===========           ==========              =========           ==========
  Ending assets (at carrying value).......            $32,183.7             $29,504.6               $32,183.7           $29,504.6
Equity securities, available-for-sale
  Gross investment income (1).............     2.8%   $     4.1      4.5%   $     7.2        4.7%   $    20.7    2.7%   $    14.1
  Net realized/unrealized capital losses..   (10.5)       (15.3)    (2.5)        (3.9)      (6.7)       (29.4) (11.8)       (61.5)
                                                      -----------           ----------              ---------           ----------
     Total................................            $   (11.2)            $     3.3               $    (8.7)          $   (47.4)
                                                      ===========           ==========              ==========          ==========
  Ending assets (at carrying value).......            $   361.9             $   724.2               $   361.9           $   724.2
Mortgage loans - Commercial
  Gross investment income (1).............     7.5%   $   179.4      7.4%   $   189.3        7.5%   $   544.7    7.8%   $   611.4
  Net realized/unrealized capital
    gains (losses)........................     -           (0.3)    (0.2)       (4.2)       (0.1)       (10.2)   0.1         10.7
                                                      -----------           ----------              ---------           ----------
     Total................................            $   179.1             $   185.1               $   534.5           $   622.1
                                                      ===========           ==========              =========           ==========
  Ending assets (at carrying value).......            $ 9,568.9             $10,255.9               $ 9,568.9           $10,255.9
Mortgage loans - Residential
  Gross investment income (1).............     5.4%   $    17.1      7.8%   $    19.7        5.4%   $    53.2    8.4%   $    48.4
  Net realized/unrealized capital
    gains (losses)........................     -            -        -            -          -            -      -            -
                                                      -----------           ----------              ---------           ----------
     Total................................            $    17.1             $    19.7               $    53.2           $    48.4
                                                      ===========           ==========              =========           ==========
  Ending assets (at carrying value).......            $ 1,492.6             $   988.0               $ 1,492.6           $   988.0
Real estate
  Gross investment income (1).............     7.8%   $    22.8      8.8%   $    26.0        8.3%   $    72.9   13.3%   $   126.0
  Net realized/unrealized capital
    gains (losses)........................    (0.3)        (0.9)    (0.4)        (1.1)       2.0         17.2   (0.2)        (1.4)
                                                      -----------           ----------              ---------           ----------
     Total................................            $    21.9             $    24.9               $    90.1           $   124.6
                                                      ===========           ==========              =========           ==========
  Ending assets (at carrying value).......            $ 1,161.9             $ 1,140.1               $ 1,161.9           $ 1,140.1
Policy loans
  Gross investment income (1).............     7.1%   $    14.6      6.4%   $    13.2        7.0%   $    43.5    7.0%   $    42.6
  Net realized/unrealized capital
    gains (losses)........................     -            -        -            -          -            -      -            -
                                                      -----------           ----------              ---------           ----------
     Total................................            $    14.6             $    13.2               $    43.5           $    42.6
                                                      ===========           ==========              =========           ==========
  Ending assets (at carrying value).......            $   822.9             $   826.0               $   822.9           $   826.0
Cash and cash equivalents
  Gross investment income (1).............     2.3%   $     4.8      9.8%   $     3.5        3.0%   $    11.8    6.6%   $    19.9
  Net realized/unrealized capital
    gains (losses)........................     -            0.1      -            -         (0.2)        (0.9)   -            -
                                                      -----------           ----------              ---------           ----------
     Total................................            $     4.9             $     3.5               $    10.9           $    19.9
                                                      ===========           ==========              =========           ==========
  Ending assets (at carrying value).......            $   564.5             $    47.9               $   564.5           $    47.9
Other investments
  Gross investment income (1).............    19.7%   $    40.4     13.8%   $    27.5       18.6%   $   113.7   10.3%   $    57.8
  Net realized/unrealized capital
    gains (losses)........................   (66.9)      (137.0)   (19.4)       (38.7)       5.8         35.6  (10.1)       (56.4)
                                                      -----------           ----------              ---------           ----------
     Total................................            $   (96.6)            $   (11.2)              $   149.3           $     1.4
                                                      ===========           ==========              =========           ==========
  Ending assets (at carrying value).......            $   968.9             $   827.5               $   968.9           $   827.5
Total before investment expenses
  Gross investment income.................     7.0%   $   818.0      7.5%   $   826.8        7.1%   $ 2,437.5    7.8%   $ 2,505.6
  Net realized/unrealized capital losses..    (2.0)      (231.1)    (0.7)       (74.9)      (0.8)      (261.1)  (0.7)      (213.1)
                                                      -----------           ----------              ---------           ----------
     Total................................            $   586.9             $   751.9               $ 2,176.4           $ 2,292.5
                                                      ===========           ==========              =========           ==========
Investment expenses.......................     0.2%   $    27.1      0.2%   $    28.2        0.2%   $    70.3    0.3%   $    81.2
Net investment income.....................     6.8%   $   790.9      7.3%   $   798.6        6.9%   $ 2,367.2    7.5%   $ 2,424.4

--------------------
(1) Yields, which are annualized for interim periods, are based on quarterly average asset carrying values for the three months and nine months ended September 30, 2002 and 2001.

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

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 69% of total U.S. invested assets as of September 30, 2002 and 67% as of December 31, 2001. The fixed maturity securities portfolio was comprised, based on carrying amount, of 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of September 30, 2002, and 63% in publicly traded fixed maturity securities and 37% in privately placed fixed maturity securities as of December 31, 2001. Included in the privately placed category as of September 30, 2002, were $3.8 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of September 30, 2002, and December 31, 2001, as shown in the following table:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                           AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                          ---------------------      ---------------------
                                                                  2002                      2001
                                                          ---------------------      ---------------------
                                                             CARRYING    % OF         CARRYING      % OF
                                                              AMOUNT     TOTAL         AMOUNT       TOTAL
                                                          ------------  -------      ----------   --------
                                                                        ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies............        $   494.8        1%       $    15.1         -%
States and political subdivisions..................            369.5        1            317.5         1
Foreign governments................................            384.2        1            603.5         2
Corporate - public.................................         16,073.1       50         13,038.8        45
Corporate - private................................          8,860.4       28          9,171.1        32
Mortgage-backed securities and other asset-
   backed securities...............................          6,001.7       19          5,881.8        20
                                                          ------------  -------      ----------   -------
   Total fixed maturities..........................        $32,183.7      100%       $29,027.8       100%
                                                          ============  =======      ==========   =======


The international exposure in our U.S. invested assets totaled $4,090.3 million, or 13%, of total fixed maturity securities, as of September 30, 2002, comprised of corporate and foreign government fixed maturity securities. Of the $4,090.3 million as of September 30, 2002, investments totaled $1,138.6 million in the United Kingdom, $731.8 million in the continental European Union, $560.2 million in Asia, $369.7 million in Australia, $307.0 million in South America and $21.5 million in Japan. The remaining $961.5 million was invested in 13 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 15% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of September 30, 2002, our investments in Canada totaled $1,258.4 million.

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

The following tables present our publicly traded, privately placed and total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of September 30, 2002, and December 31, 2001, as well as the percentage, based on estimated fair value, that each designation comprises:

                              U.S. INVESTED ASSETS
           PUBLICLY TRADED FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                            AS OF SEPTEMBER 30, 2002                      AS OF DECEMBER 31, 2001
                                     ---------------------------------------    -----------------------------------------
                                                                     % OF                                         % OF
                     RATING                                         TOTAL                                        TOTAL
    NAIC             AGENCY           AMORTIZED      CARRYING      CARRYING       AMORTIZED       CARRYING      CARRYING
   RATING          EQUIVALENT           COST          AMOUNT        AMOUNT          COST           AMOUNT        AMOUNT
------------      ------------       -----------   ------------    ---------    -----------    -------------   ----------
                                                           ($ IN MILLIONS)

1             Aaa/Aa/A.............  $ 10,904.5    $  11,732.7       54%         $ 9,955.3      $  10,406.5        57%
2             Baa..................     8,729.3        9,019.6       42            6,939.5          7,112.8        39
3             Ba...................       663.2          612.6        3              496.3            474.5         3
4             B....................       269.3          203.3        1              165.3            148.4         1
5             Caa and lower........       123.9           82.5        -               28.4             26.5         -
6             In or near default...        80.2           41.3        -               60.6             58.9         -
                                     -----------   ------------     -----         -----------    -------------    -----
              Total public
              fixed maturities.....  $20,770.4     $  21,692.0      100%         $17,645.4      $  18,227.6       100%
                                     ===========   ============     =====         ===========    =============    =====


                              U.S. INVESTED ASSETS
          PRIVATELY PLACED FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                            AS OF SEPTEMBER 30, 2002                      AS OF DECEMBER 31, 2001
                                     ---------------------------------------    -----------------------------------------
                                                                    % OF                                         % OF
                     RATING                                         TOTAL                                        TOTAL
    NAIC             AGENCY           AMORTIZED      CARRYING      CARRYING      AMORTIZED       CARRYING      CARRYING
   RATING          EQUIVALENT           COST          AMOUNT        AMOUNT          COST           AMOUNT        AMOUNT
------------      ------------       -----------   ------------    ---------    -----------    -------------   ----------
                                                           ($ IN MILLIONS)

1             Aaa/Aa/A.............  $  4,072.4    $   4,380.5       42%         $ 4,184.6      $   4,349.7        40%
2             Baa..................     4,389.6        4,610.0       44            4,780.5          4,921.8        46
3             Ba...................     1,055.5        1,055.6       10            1,105.7          1,085.9        10
4             B....................       207.2          182.3        2              236.4            223.7         2
5             Caa and lower........        84.9           74.6        -               64.0             64.3         1
6             In or near default...       192.4          188.7        2              180.3            154.8         1
                                     -----------   ------------     -----       -----------    -------------      -----
                Total private
                fixed maturities...  $ 10,002.0    $  10,491.7      100%         $10,551.5      $  10,800.2       100%
                                     ===========   ============     =====       ===========    =============      =====


                              U.S. INVESTED ASSETS
                TOTAL FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                            AS OF SEPTEMBER 30, 2002                      AS OF DECEMBER 31, 2001
                                     ---------------------------------------    -----------------------------------------
                                                                    % OF                                         % OF
                     RATING                                         TOTAL                                        TOTAL
    NAIC             AGENCY           AMORTIZED      CARRYING      CARRYING       AMORTIZED       CARRYING      CARRYING
   RATING          EQUIVALENT           COST          AMOUNT        AMOUNT          COST           AMOUNT        AMOUNT
------------      ------------       -----------   ------------    ---------    -----------    -------------   ----------
                                                           ($ IN MILLIONS)
1             Aaa/Aa/A.............  $ 14,976.9    $  16,113.2       50%         $14,139.9      $  14,756.2        51%
2             Baa..................    13,118.9       13,629.6       42           11,720.0         12,034.6        42
3             Ba...................     1,718.7        1,668.2        5            1,602.0          1,560.4         5
4             B....................       476.5          385.6        1              401.7            372.1         1
5             Caa and lower........       208.8          157.1        1               92.4             90.8         -
6             In or near default...       272.6          230.0        1              240.9            213.7         1
                                     -----------   ------------     -----       -----------    -------------      -----
                Total fixed
                  maturities.......  $ 30,772.4    $  32,183.7      100%         $28,196.9      $  29,027.8       100%
                                     ===========   ============     =====       ===========    =============      =====

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of September 30, 2002, we had invested 5% of new cash flow for the year in below investment grade assets.. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolio.

We invest in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets. As of September 30, 2002, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 92%.

The following tables show the carrying amount of our corporate fixed maturity securities by industry category, as well as the percentage of the total corporate portfolio that each industry category comprises as of September 30, 2002, and December 31, 2001. The tables also show by industry category the relative amounts of publicly traded and privately placed securities.

                              U.S. INVESTED ASSETS
           CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY
                            AS OF SEPTEMBER 30, 2002

                                                   PUBLICLY TRADED        PRIVATELY PLACED             TOTAL
                                                --------------------    ----------------------     ------------------
                                                 CARRYING      % OF        CARRYING     % OF        CARRYING    % OF
                                                  AMOUNT       TOTAL        AMOUNT       TOTAL      AMOUNT      TOTAL
                                                ----------    ------    ------------   -------     ----------  ------
                                                                           ($ IN MILLIONS)
INDUSTRY CLASS
Transportation and Public Utilities.....        $  5,202.0      33%      $  1,990.3       22%      $  7,192.3      29%
Finance, Insurance and Real Estate......           4,391.9      27          2,004.3       23          6,396.2      26
Manufacturing...........................           3,780.7      24          2,397.0       27          6,177.7      25
Mining..................................           1,334.4       8            984.8       11          2,319.2       9
Retail..................................             660.7       4            706.7        8          1,367.4       5
Services................................             528.0       3            501.0        6          1,029.0       4
Public Administration...................              61.2       -            154.1        2            215.3       1
Agriculture, Forestry and Fishing.......              94.7       1             49.6        -            144.3       1
Construction............................              19.5       -             72.6        1             92.1       -
                                                -----------    ----      -----------     ----      ----------   -----
    Total...............................        $ 16,073.1     100%      $  8,860.4      100%      $ 24,933.5     100%
                                                ===========    ====      ===========     ====      ==========   =====

                              U.S. INVESTED ASSETS
            CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY
                            AS OF DECEMBER 31, 2001

                                                   PUBLICLY TRADED        PRIVATELY PLACED             TOTAL
                                                --------------------    ----------------------     ------------------
                                                 CARRYING      % OF        CARRYING     % OF        CARRYING    % OF
                                                  AMOUNT       TOTAL        AMOUNT       TOTAL      AMOUNT      TOTAL
                                                ----------    ------    ------------   -------     ----------  ------
                                                                           ($ IN MILLIONS)
INDUSTRY CLASS
Transportation and Public Utilities.....        $  5,119.9      39%      $  2,120.7       23%      $  7,240.6      33%
Finance, Insurance and Real Estate......           3,296.0      25          2,107.7       23          5,403.7      24
Manufacturing...........................           2,765.9      21          2,461.9       27          5,227.8      23
Mining..................................             891.5       7            865.0        9          1,756.5       8
Retail..................................             484.4       4            738.6        8          1,223.0       5
Services................................             384.2       3            593.9        7            978.1       4
Public Administration...................              31.8       -            122.6        1            154.4       1
Construction............................               1.8       -            112.5        1            114.3       1
Agriculture, Forestry and Fishing.......              63.3       1             48.2        1            111.5       1
                                                -----------    ----      -----------     ----      ----------   -----
    Total...............................        $ 13,038.8     100%      $  9,171.1      100%      $ 22,209.9     100%
                                                ===========    ====      ===========     ====      ==========   =====

As of September 30, 2002, our largest unaffiliated single concentration of fixed maturity securities consisted of $379.6 million of corporate bonds by American International Group and its affiliates. This represented approximately 1% of our total U.S. invested assets as of September 30, 2002. No other individual non-government issuer represented more than 1% of U.S. invested assets.

We held $6,001.7 million of mortgage-backed and asset-backed securities as of September 30, 2002, and $5,881.8 million as of December 31, 2001. The following table presents the types of mortgage-backed securities ("MBSs"), as well as other asset-backed securities, held as of the dates indicated:

                              U.S. INVESTED ASSETS
                      MORTGAGE AND ASSET-BACKED SECURITIES

                                                                  CARRYING AMOUNT
                                                  AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                  -------------------           ------------------
                                                         2002                         2001
                                                  -------------------           ------------------
                                                                   (IN MILLIONS)
Residential pass-through securities............     $     2,593.4                 $   2,855.5
Commercial MBS.................................           2,348.9                     1,874.1
Asset-backed securities........................           1,059.4                     1,152.2
                                                  -------------------           ------------------
   Total MBSs and asset-backed securities......     $     6,001.7                 $   5,881.8
                                                  ===================           ==================

We believe that it is desirable to hold residential mortgage-backed securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of GNMA, FNMA and FHLMC pass-through securities and is actively managed to reduce the risk of prepayment by holding securities that are trading close to par. As of September 30, 2002, we held no collateralized mortgage obligations in our U.S. invested asset portfolio.

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

                              U.S. INVESTED ASSETS
                         ASSET-BACKED SECURITIES BY TYPE

                                                                  CARRYING AMOUNT
                                                  AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                  -------------------           ------------------
                                                         2002                         2001
                                                  -------------------           ------------------
                                                                   (IN MILLIONS)
Automobile receivables.........................     $        33.6                 $       49.7
Collateralized debt obligations................             397.7                        468.6
Consumer loans.................................             106.5                        126.5
Credit cards...................................             185.2                        131.2
Lease receivables..............................              43.2                        101.5
Other..........................................             293.2                        274.7
                                                  -------------------           ------------------
   Total asset-backed securities...............     $     1,059.4                 $    1,152.2
                                                  ===================           ==================

In accordance with our asset liability risk management techniques, we manage the expected lives of U.S. invested assets to be similar to the lives of our liabilities. Significant amounts of our liabilities have an expected life of six years or less. Therefore, comparable amounts of assets have a similar expected life. The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates, excluding scheduled sinking funds, as of September 30, 2002, and December 31, 2001, were as follows:

                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                          AS OF SEPTEMBER 30,            AS OF DECEMBER 31,
                                                       -------------------------      ----------------------
                                                                2002                           2001
                                                       -------------------------      ----------------------
                                                        AMORTIZED     CARRYING         AMORTIZED   CARRYING
                                                          COST         AMOUNT            COST       AMOUNT
                                                       -----------   -----------      ----------   ---------
                                                                            (IN MILLIONS)
Due in one year or less...........................     $  1,698.0    $  1,711.6       $ 1,358.2    $ 1,367.3
Due after one year through five years.............       10,110.7      10,546.0        10,484.3     10,815.0
Due after five years through ten years............        6,890.6       7,241.9         5,535.6      5,722.0
Due after ten years...............................        6,515.8       6,682.5         5,159.3      5,241.7
                                                       -----------   -----------      ----------   ---------
   Subtotal.......................................       25,215.1      26,182.0        22,537.4     23,146.0
Mortgage-backed and other securities without a
   single maturity date...........................        5,557.3       6,001.7         5,659.5      5,881.8
                                                       -----------   -----------      ---------    ---------
     Total........................................     $ 30,772.4    $ 32,183.7       $28,196.9    $29,027.8
                                                       ===========   ===========      =========    =========


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

In July 2002, WorldCom Inc. filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses for other than temporary impairments during the second quarter of 2002. Our remaining investment in WorldCom Inc. is classified in our problem fixed maturity securities portfolio in the amount of $6.8 million as of September 30, 2002.

In December 2001, Enron Corp., along with certain of its subsidiaries, filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses in 2001 for other than temporary impairments and have classified our remaining investment in Enron Corp. and Enron related entities in our problem fixed maturity securities in the amount of $47.2 million as of September 30, 2002.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                               AS OF SEPTEMBER 30,      AS OF DECEMBER 31,
                                                               -------------------      ------------------
                                                                       2002                    2001
                                                               -------------------      ------------------
                                                                            ($ IN MILLIONS)
Total fixed maturity securities (public and private).........    $   32,183.7              $  29,027.8
                                                                 ============              ===========

Problem fixed maturity securities............................    $      226.3              $     198.8
Potential problem fixed maturity securities..................           493.1                    365.1
Restructured fixed maturity securities.......................           111.9                    110.8
                                                                 ------------              -----------

   Total problem, potential problem and restructured fixed
     maturity securities.....................................    $      831.3              $     674.7
                                                                 ============              ===========
   Total problem, potential problem and restructured fixed
     maturity securities as a percent of total fixed
     maturity securities.....................................             3%                       2%


EQUITY SECURITIES

Our equity securities consist of non-redeemable preferred securities, mutual funds and other investments in common stocks. We classify our investment in equity securities as available for sale and report them at fair value. We report unrealized gains and losses on equity securities as a separate component of other comprehensive income, net of deferred income taxes and an adjustment for the effect on deferred policy acquisition costs that would have occurred if such gains and losses had been realized.

Investments in equity securities, totaled $361.9 million and $812.3 million, which represented 1% and 2% of U.S. invested assets as of September 30, 2002, and December 31, 2001, respectively. Our investment in company-sponsored funds was reclassified from equity securities to other invested assets as of September 30, 2002.

MORTGAGE LOANS

Mortgage loans comprised 23% and 25% of total U.S. invested assets as of September 30, 2002, and December 31, 2001, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,568.9 million as of September 30, 2002, and $9,740.4 million as of December 31, 2001, or 87% and 89%, of total mortgage loan investments, respectively. Residential mortgages comprised $1,492.6 million and $1,144.2 million, or 13% and 11%, of total mortgage loan investments as of September 30, 2002, and December 31, 2001, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements.

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

California accounted for 22% of our commercial mortgage loan portfolio as of September 30, 2002. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The following is a summary of our commercial mortgage loans by property type and region as of September 30, 2002, and December 31, 2001:

                              U.S. INVESTED ASSETS
                  COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY TYPE

                                   AS OF SEPTEMBER 30,                AS OF DECEMBER 31,
                                 -----------------------           -----------------------
                                          2002                             2001
                                 -----------------------           -----------------------
                                 CARRYING         % OF             CARRYING          % OF
                                  AMOUNT           TOTAL            AMOUNT          TOTAL
                                 ---------     ---------           ----------     ---------
                                                      ($ IN MILLIONS)
Office........................   $ 3,317.7         35%             $ 3,252.5         33%
Industrial....................     2,958.2         31                2,948.9         30
Retail........................     2,787.1         29                3,106.5         32
Apartments....................       438.6          4                  349.8          4
Mixed use/other...............        99.5          1                  111.8          1
Hotel.........................        59.5          1                   61.6          1
Valuation allowance...........       (91.7)        (1)                 (90.7)        (1)
                                 ----------       ----             ----------       ----
   Total......................   $ 9,568.9        100%             $ 9,740.4        100%
                                 ==========       ====             ==========       ====


                              U.S. INVESTED ASSETS
                 COMMERCIAL MORTGAGE LOAN DISTRIBUTION BY REGION

                                   AS OF SEPTEMBER 30,                AS OF DECEMBER 31,
                                 -----------------------           -----------------------
                                          2002                             2001
                                 -----------------------           -----------------------
                                 CARRYING         % OF             CARRYING          % OF
                                  AMOUNT           TOTAL            AMOUNT          TOTAL
                                 ---------     ---------           ----------     ---------
                                                      ($ IN MILLIONS)
Pacific.......................   $ 2,453.6         26%             $ 2,421.3         25%
South Atlantic................     2,200.5         23                2,403.0         25
Middle Atlantic...............     1,668.7         17                1,606.3         16
East North Central............       931.7         10                  930.1         10
Mountain......................       694.7          7                  637.7          7
West South Central............       648.8          7                  769.0          8
New England...................       382.4          4                  327.4          3
East South Central............       348.5          4                  338.5          3
West North Central............       331.7          3                  397.8          4
Valuation allowance...........       (91.7)        (1)                 (90.7)        (1)
                                 ----------       ----             ----------       ----
   Total......................   $ 9,568.9        100%             $ 9,740.4        100%
                                 ==========       ====             ==========       ====

Our commercial loan portfolio is highly diversified by borrower. As of September 30, 2002, 44% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The following table shows our U.S. commercial mortgage loan portfolio by loan size, for the periods indicated:

                              U.S. INVESTED ASSETS
                COMMERCIAL MORTGAGE LOAN PORTFOLIO - BY LOAN SIZE

                                                AS OF SEPTEMBER 30, 2002              AS OF DECEMBER 31, 2001
                                            --------------------------------       ------------------------------
                                              NUMBER      PRINCIPAL    % OF          NUMBER     PRINCIPAL   % OF
                                             OF LOANS      BALANCE     TOTAL        OF LOANS     BALANCE    TOTAL
                                            ---------     ----------   -----       ---------    ----------  -----
                                                                        ($ IN MILLIONS)
Under $5 million........................       1,034      $ 2,259.3      24%          1,102     $ 2,306.7     23%
$5 million but less than $10 million....         274        1,932.6      20             275       1,925.5     20
$10 million but less than $20 million...         162        2,169.9      23             168       2,267.2     23
$20 million but less than $30 million...          57        1,387.6      14              59       1,410.6     14
$30 million and over....................          40        1,849.2      19              42       1,925.0     20
                                            ---------     ----------    ----       ---------    ----------   ----
      Total.............................       1,567      $ 9,598.6     100%          1,646     $ 9,835.0    100%
                                            =========     ==========    ====       =========    ==========   ====

The total number of commercial mortgage loans outstanding as of September 30, 2002 and December 31, 2001 was 1,567 and 1,646, respectively. The average loan size of our commercial mortgage portfolio was $6.1 million as of September 30, 2002. The largest loan on any single property at such dates aggregated $100.0 million for September 30, 2002 and December 31, 2001, respectively, and represented 0.2% of U.S. invested assets on these dates. Total mortgage loans to the 10 largest borrowers accounted in the aggregate for approximately 7% of the total carrying amount of the commercial mortgage loan portfolio for both September 30, 2002, and December 31, 2001, and 1% of total U.S. invested assets as of September 30, 2002 and 2% as of December 31, 2001. As of such dates, all such loans were performing.

The following table presents the disposition of maturities as of September 30, 2002, and December 31, 2001:

                              U.S. INVESTED ASSETS
        DISPOSITIONS OF SCHEDULED MATURITIES OF COMMERCIAL MORTGAGE LOANS

                                                 AMORTIZED COST
                                  AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                  -------------------      ---------------------
                                          2002                      2001
                                  -------------------      ---------------------
                                                  (IN MILLIONS)

Paid as scheduled..........         $    371.2                 $     434.7
Extended...................              151.6                       138.1
Refinanced.................               45.5                        75.7
Foreclosed.................                -                           5.4
Expired maturities.........                -                          10.6
                                  -------------------      ---------------------
   Total...................         $    568.3                 $     664.5
                                  ===================      =====================


The amortized cost of commercial mortgage loans by contractual maturity dates, excluding scheduled sinking funds as of September 30, 2002, and December 31, 2001, are as follows:

                              U.S. INVESTED ASSETS
               COMMERCIAL MORTGAGE LOAN PORTFOLIO MATURITY PROFILE

                                              AS OF SEPTEMBER 30,                 AS OF DECEMBER 31,
                                          ---------------------------         --------------------------
                                                     2002                                2001
                                          ---------------------------         --------------------------
                                            AMORTIZED          % OF             AMORTIZED         % OF
                                               COST            TOTAL              COST            TOTAL
                                          -------------      --------         ------------       -------
                                                                  ($ IN MILLIONS)
Due in one year or less...................   $   753.4            8%            $   732.6            8%
Due after one year through five years.....     3,051.3           31               3,180.8           32
Due after five years through ten years....     2,981.5           31               2,890.8           29
Due after ten years.......................     2,874.4           30               3,026.9           31
                                          -------------      --------         ------------       -------
   Total..................................   $ 9,660.6          100%            $ 9,831.1          100%
                                          =============      ========         ============       =======


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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we establish a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect such losses in our consolidated results of operations. Such increases (decreases) in valuation allowances aggregated $1.0 million for the nine months ended September 30, 2002, and $(17.3) million for the year ended December 31, 2001.

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

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                               AS OF SEPTEMBER 30,       AS OF DECEMBER 31,
                                               --------------------      --------------------
                                                     2002                      2001
                                               --------------------      --------------------
                                                              ($ IN MILLIONS)
Beginning balance............................. $   90.7                     $   108.0
Provision.....................................     32.3                          12.0
Release due to write downs, sales
  and foreclosures............................    (31.3)                        (29.3)
                                               -------------------       --------------------
Ending balance................................ $   91.7                     $    90.7
                                               ====================      ====================
Valuation allowance as % of carrying
  value before reserves.                             1%                           1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

                              U.S. INVESTED ASSETS
        PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES
                               AT CARRYING AMOUNT

                                              AS OF SEPTEMBER 30,       AS OF DECEMBER 31,
                                               --------------------      --------------------
                                                     2002                      2001
                                               --------------------      --------------------
                                                              ($ IN MILLIONS)
Total commercial mortgages ...................     $9,568.9                 $ 9,740.4
                                               ====================      ====================

Problem commercial mortgages(1)...............     $   77.5                 $    47.1
Potential problem commercial mortgages .......         38.9                      98.9
Restructured commercial mortgages ............         47.0                      42.4
                                               --------------------      --------------------
   Total problem, potential problem and
     restructured commercial mortgages........     $  163.4                 $   188.4
                                               ====================      ====================
   Total problem, potential problem and
     restructured commercial mortgages as a
     percent of total commercial mortgages....         2%                        2%

-----------------------
(1) Problem commercial mortgages included mortgage loans in foreclosure of $0.4 million as of September 30, 2002. There were no mortgage loans in foreclosure as of December 31, 2001.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of September 30, 2002, and December 31, 2001, the carrying amount of equity real estate investment was $1,161.9 million and $1,174.1 million, or 3% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $879.1 million as of September 30, 2002, and $783.4 million as of December 31, 2001. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended September 30, 2002 and December 31, 2001, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of September 30, 2002, and December 31, 2001, was $282.8 million and $390.7 million, net of valuation allowances of $17.5 million and $19.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of September 30, 2002. By property type, there is a concentration in office buildings that represented approximately 30% of the equity real estate portfolio as of September 30, 2002. Our largest equity real estate holding as of September 30, 2002 consisted of an office/industrial park located in Durham, North Carolina with an aggregate carrying value of approximately $150.6 million and represented approximately 13% of total U.S. equity real estate assets and 0.3% of U.S. invested assets. The ten largest real estate properties as of September 30, 2002 comprised 46% of total U.S. equity real estate assets and 1% of total U.S. invested assets. In addition, our equity real estate includes our investment in BT Hotels. As of December 31, 2001, BT Hotels was fully consolidated into our financial statements and is reflected in the International region and Hotel/Motel property type in the following investment schedules:

                              U.S. INVESTED ASSETS
                         EQUITY REAL ESTATE BY REGION(1)

                          AS OF SEPTEMBER 30,             AS OF DECEMBER 31,
                      -------------------------        ------------------------
                                2002                             2001
                      -------------------------        ------------------------
                       CARRYING         % OF            CARRYING         % OF
                        AMOUNT          TOTAL            AMOUNT          TOTAL
                      ---------        --------        ----------       -------
                                            ($ IN MILLIONS)

South Atlantic......  $  395.4            34%           $  376.4          32%
International.......     239.7            21               223.6          19
West South Central..     231.3            20               236.4          20
Pacific.............     164.5            14               183.8          16
East North Central..      64.3             5                62.3           5
East South Central..      21.6             2                32.3           3
New England.........      17.6             2                14.3           1
Mountain............      14.3             1                 8.8           1
West North Central..      10.0             1                28.0           2
Middle Atlantic.....       3.2             -                 8.2           1
                      ---------        --------        ----------       -------
   Total............  $1,161.9           100%           $1,174.1         100%
                      =========        ========        ==========       =======

------------
(1) Regions are defined by the American Council of Life Insurers.

                              U.S. INVESTED ASSETS
                       EQUITY REAL ESTATE BY PROPERTY TYPE

                          AS OF SEPTEMBER 30,             AS OF DECEMBER 31,
                      -------------------------        ------------------------
                                2002                             2001
                      -------------------------        ------------------------
                       CARRYING         % OF           CARRYING         % OF
                        AMOUNT          TOTAL           AMOUNT          TOTAL
                      ---------        --------        ----------       -------
                                           ($ IN MILLIONS)

Office..............  $  352.0            30%           $  422.9          36%
Hotel/Motel.........     239.8            21               223.6          19
Industrial..........     235.7            20               221.6          19
Apartments..........     126.5            11                50.7           4
Retail..............      92.2             8               138.9          12
Service Center......      63.1             5                63.1           5
Land................      52.6             5                53.3           5
                      ---------        --------        ----------       -------
   Total............  $1,161.9           100%           $1,174.1         100%
                      =========        ========        ==========       =======

DERIVATIVES

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

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2002, was $3,022.3 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk of these funding agreements and securities. As of September 30, 2002, the fair value of our foreign currency denominated fixed maturity securities was $303.1 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2002, was $291.2 million.

We entered into a total return swap as part of a structuring process of an investment grade collateralized debt obligation ("CDO") issuance. We no longer plan to issue the CDO. The outstanding notional amount of the total return swap as of September 30, 2002 was $144.2 million and the mark to market value of this swap was $(27.9) million pre-tax.

We have increased our credit exposure through credit default swaps by investing in subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of September 30, 2002 was $500 million and the mark-to market value was $(1.6) million pre-tax. We also invested in a credit swap creating a replicated asset with a notional of $10 million and mark to market value of $(0.1) million as of September 30, 2002.

In conjunction with our use of derivatives, we are exposed to counter party risk, or the risk that counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

o    establishing  exposure  limits  which  take  into  account   non-derivative
     exposure we have with the counterparty as well as derivative exposure;

o performing similar credit analysis prior to approval on each derivatives counterparty that we do when lending money on a long-term basis;

o    limiting exposure to A+ credit or better;

o conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction; and

o    daily monitoring of counterparty credit ratings.

All new derivative counterparties are approved by the investment committee. We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of September 30, 2002, and December 31, 2001:

                              U.S. INVESTED ASSETS
               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                              AS OF SEPTEMBER 30,            AS OF DECEMBER 31,
                                             ---------------------         ---------------------
                                                  2002                            2001
                                             ---------------------         ---------------------
                                               NOTIONAL           % OF        NOTIONAL        % OF
                                                AMOUNT            TOTAL        AMOUNT         TOTAL
                                             ------------        -------     -----------     -------
                                                                 ($ IN MILLIONS)

Mortgage-backed forwards and options.....    $ 18,680.5            35%        $ 9,250.7         34%
Interest rate lock commitments...........       9,129.2            17           2,565.9          9
Swaptions ...............................       8,487.5            16           3,570.0         13
Interest rate swaps......................       5,769.9            11           3,272.5         12
Foreign currency swaps...................       3,978.5             8           4,091.9         15
U.S. Treasury futures (LIBOR)............       3,050.0             6                -           -
Interest rate floors.....................       1,650.0             3           3,400.0         13
U.S. Treasury futures....................         545.7             1             186.6          1
Credit default swaps ....................         510.0             1                -           -
Currency forwards........................         380.0             1             380.0          1
Bond forwards............................         353.7             1             357.4          1
Total return swaps.......................         244.2             -              25.0          -
Principal Only swaps.....................         134.9             -             250.0          1
Treasury rate guarantees.................         113.0             -              88.0          -
Call options.............................          30.0             -              30.0          -
                                             ------------        -------     -----------     -------
   Total.................................    $ 53,057.1           100%        $27,468.0        100%
                                             ============        =======     ===========     =======


                              U.S. INVESTED ASSETS
               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                              AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                     2002                         2001
                                             ----------------------        -----------------------
                                               CREDIT         % OF           CREDIT         % OF
                                              EXPOSURE        TOTAL         EXPOSURE       TOTAL
                                             ------------    --------      ------------    -------
                                                              ($ IN MILLIONS)

Foreign currency swaps...................    $    215.9         45%           $  101.1        33%
Interest rate swaps......................         170.6         35                78.4        25
Currency forwards........................          69.8         15                55.3        18
Swaptions ...............................          21.0          4                 8.7         3
Total return swaps.......................           2.8          1                 0.1         -
Interest rate floors.....................           1.4          -                13.2         4
Call options.............................           0.3          -                 8.9         3
Mortgage-backed forwards and options.....            -           -                41.7        14
                                             ------------    --------       -----------     ------
   Total.................................    $    481.8        100%           $  307.4       100%
                                             ============    ========       ===========     ======

OTHER INVESTMENTS

Our other investments totaled $968.9 million as of September 30, 2002, compared to $663.7 million as of December 31, 2001. Our investment in company-sponsored funds was reclassified from equity securities to other invested assets as of September 30, 2002. With the adoption of SFAS 133 on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $258.8 million in other investments as of September 30, 2002. The remaining invested assets include leases and other private equity investments.

Our investment in Coventry is also included in other investments as we account for it using the equity method. As of December 31, 2001, our carrying value in Coventry was $146.0 million. On February 1, 2002, we sold our remaining investment in Coventry for a net realized gain.

SECURITIES LENDING

The terms of our securities lending program, approved in 1999, allow us to lend our securities to major brokerage firms. Our policy requires an initial minimum of 102% of the fair value of the loaned securities as collateral. Our securities on loan as of September 30, 2002 and December 31, 2001, had fair values of $1,084.3 million and $0.5 million, respectively.

INTERNATIONAL INVESTMENT OPERATIONS

As of September 30, 2002, our international investment operations consist of the investments of Principal International comprised of $1.3 billion in invested assets. Invested assets related to BT Financial Group have been reclassified to asset of discontinued operations on our consolidated statements of financial position. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of September 30, 2002, and December 31, 2001, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                                        AS OF SEPTEMBER 30,         AS OF DECEMBER 31,
                                                       ----------------------      ---------------------
                                                               2002                       2001
                                                       ----------------------      ---------------------
                                                         CARRYING      % OF         CARRYING     % OF
                                                          AMOUNT       TOTAL         AMOUNT      TOTAL
                                                       -----------   --------     -----------  ---------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................     $   899.6        66%       $   941.3       68%
   Private........................................          66.6         5             61.0        4
Equity securities, available-for-sale.............          17.6         1             24.9        2
Mortgage loans
   Residential....................................         222.1        16            181.1       13
Real estate held for investment...................           7.0         1              7.7        1
Other investments ................................         142.5        11            168.6       12
                                                       -----------    -----       -----------   -----
   Total invested assets..........................     $ 1,355.4       100%       $ 1,384.6      100%
                                                                      =====                     =====

Cash and cash equivalents.........................          67.0                       65.4
                                                       -----------                -----------

   Total invested assets and cash ................     $ 1,422.4                  $ 1,450.0
                                                       ===========                ===========

INTERNATIONAL INVESTMENT RESULTS

The yield on international invested assets and on cash and cash equivalents, excluding net realized gains and losses, was 8.3% and 8.5% for the three months ended September 30, 2002, and 2001, respectively, and 8.2% and 7.9% for the nine months ended September 30, 2002, and 2001, respectively.

The following table illustrates the yields on average assets for each of the components of our investment portfolio for the three months and nine months ended September 30, 2002 and 2001, respectively:

                          INTERNATIONAL INVESTED ASSETS
                              YIELDS BY ASSET TYPE

                                              AS OF OR FOR THE THREE MONTHS                     AS OF OR FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,                               ENDED SEPTEMBER 30,
                                          -----------------------------------------         ---------------------------------------
                                                 2002                   2001                       2002                  2001
                                          ------------------     ------------------         ------------------     ---------------
                                          YIELD      AMOUNT      YIELD      AMOUNT          YIELD      AMOUNT      YIELD     AMOUNT
                                          -----     --------     -----     --------         -----     --------     -----    -------
                                                                            ($ IN MILLIONS)
Fixed maturity securities
  Gross investment income (1)............  9.6%     $  23.7      10.1%     $  21.8          9.0%      $  66.1       9.2%    $  64.2
  Net realized/unrealized capital
    gains (losses)....................... 10.8         26.6      (1.1)        (2.3)         4.5          33.4      (0.5)       (3.4)
                                                    --------               --------                   --------              --------
      Total..............................           $  50.3                $  19.5                    $  99.5               $  60.8
                                                    ========               ========                   ========              ========
  Ending assets (at carrying value)......           $ 966.2                $ 897.5                    $ 966.2               $ 897.5
Equity securities, available-for-sale
  Gross investment income (1)............  -%       $   -         1.9%     $   0.2          0.6%      $   0.1       0.4%    $   0.2
  Net realized/unrealized capital gains.. (2.2)        (0.1)      1.9          0.2          6.9           1.1       2.0         0.9
                                                    --------               --------                   --------              --------
      Total..............................           $  (0.1)               $   0.4                    $   1.2               $   1.1
                                                    ========               ========                   ========              ========
  Ending assets (at carrying value)......           $  17.6                $  43.8                    $  17.6               $  43.8
Mortgage loans - Residential
  Gross investment income (1)............ 10.4%     $   5.9       8.7%     $   3.7         10.0%      $  15.1      10.3%    $  12.9
  Net realized/unrealized capital
    gains (losses).......................  -            -         -            -            -             -         -           -
                                                    --------               --------                   --------              --------
      Total..............................           $   5.9                $   3.7                    $  15.1               $  12.9
                                                    ========               ========                   ========              ========
  Ending assets (at carrying value)......           $ 222.1                $ 165.9                    $ 222.1               $ 165.9
Real estate
  Gross investment income (1)............  5.5%      $  0.1       5.2%     $   0.1          7.3%      $   0.4       8.3%    $   0.5
  Net realized/unrealized capital gains.. (5.5)        (0.1)      -            -            -             -         -           -
                                                    --------               --------                   --------              --------
      Total..............................           $   -                  $   0.1                    $   0.4               $   0.5
                                                    ========               ========                   ========              ========
  Ending assets (at carrying value.......           $   7.0                $   7.3                    $   7.0               $   7.3
Cash and cash equivalents
  Gross investment income (1)............  0.6%     $   0.1       1.2%     $   0.2          0.4%      $   0.2       1.0%    $   0.4
  Net realized/unrealized capital
    gains (losses).......................  -            -         -            -            -             -         -           -
                                                    --------               --------                   --------              --------
      Total..............................           $   0.1                $   0.2                    $   0.2               $   0.4
                                                    ========               ========                   ========              ========
  Ending assets (at carrying value.......           $  67.0                $  70.0                    $  67.0               $  70.0
Other investments
  Gross investment income (1)............  2.0%     $   0.8       5.2%     $   2.0          6.1%      $   7.1       3.6%    $   4.4
  Net realized/unrealized capital
    gains (losses).......................(65.3)       (25.9)     (8.1)        (3.1)         2.2           2.6     (34.0)      (41.4)
                                                    --------               --------                   --------              --------
      Total..............................           $ (25.1)               $  (1.1)                   $   9.7               $ (37.0)
                                                    ========               ========                   ========              ========
   Ending assets (at carrying value).....           $ 142.5                $ 156.6                    $ 142.5               $ 156.6
Total before investment expenses
   Gross investment income...............  8.4%     $  30.6       8.6%     $  28.0          8.3%      $  89.0       8.0%    $  82.6
   Net realized/unrealized capital
     gains (losses)......................  0.1          0.5      (1.6)        (5.2)         3.4          37.1      (4.2)      (43.9)
                                                    --------               --------                   --------              --------
      Total..............................           $  31.1                $  22.8                    $ 126.1               $  38.7
                                                    ========               ========                   ========              ========

Investment expenses......................  0.1%     $   0.3       0.1%     $   0.2          0.1%      $   0.7       0.1%    $   0.9
Net investment income....................  8.3%     $  30.3       8.5%     $  27.8          8.2%      $  88.3       7.9%    $  81.7

--------------------
(1) Yields, which are annualized for interim periods, are based on quarterly average asset carrying values for the three months and nine months ended September 30, 2002 and 2001.

FIXED MATURITY SECURITIES

Fixed maturity securities consist primarily of publicly traded debt securities and represented 71% of total international invested assets as of September 30, 2002, and 72% as of December 31, 2001. Fixed maturity securities were diversified by type of issuer as of September 30, 2002, and for the year ended December 31, 2001, as shown in the following table:

                          INTERNATIONAL INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                             AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                          ------------------------    ----------------------
                                                                   2002                       2001
                                                          ------------------------    ----------------------
                                                            CARRYING       % OF          CARRYING      % OF
                                                             AMOUNT        TOTAL          AMOUNT       TOTAL
                                                          -----------   ---------     ------------  --------
                                                                            ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies..............     $      6.7         1%      $      0.3         -%
Foreign governments..................................          224.9        23            322.8        32
Corporate - public...................................          402.8        42            363.6        37
Corporate - private..................................           66.6         7             61.0         6
Mortgage-backed securities and other asset-
   backed securities.................................          265.2        27            254.6        25
                                                          -----------     -----      -----------     -----
   Total fixed maturities............................     $    966.2       100%      $  1,002.3       100%
                                                          ===========     =====      ===========     =====

The fixed maturity securities held by the international operations have not been rated by external agencies and cannot be presented in a comparable rating agency equivalent.

The issuers of the majority of our fixed maturity corporate securities are mainly banks and are categorized in the finance, insurance and real estate category as shown in the following tables:

                          INTERNATIONAL INVESTED ASSETS
            CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY
                            AS OF SEPTEMBER 30, 2002

                                               PUBLICLY TRADED        PRIVATELY PLACED              TOTAL
                                              -----------------      ------------------       --------------------
                                              CARRYING    % OF       CARRYING    % OF          CARRYING     % OF
                                               AMOUNT     TOTAL       AMOUNT      TOTAL         AMOUNT       TOTAL
                                              ---------   -----      ---------   ------       ----------    ------
                                                                       ($ IN MILLIONS)
INDUSTRY CLASS
Finance, Insurance and Real Estate....        $  183.3     45%       $   13.8      21%        $ 197.1         42%
Services..............................            64.2     16            13.8      21            78.0         17
Retail................................            51.4     13             1.1       1            52.5         11
Transportation and Public Utilities...            51.8     13             -         -            51.8         11
Construction..........................            40.4     10             5.5       8            45.9         10
Manufacturing.........................             8.3      2            27.9      42            36.2          7
Mining................................             -        -             4.5       7             4.5          1
Agriculture, Forestry and Fishing.....             3.4      1             -         -             3.4          1
                                              ---------   -----      ---------    -----       ----------    ------
   Total..............................        $  402.8    100%       $   66.6     100%        $ 469.4        100%
                                              =========   =====      =========    =====       ==========    ======

                          INTERNATIONAL INVESTED ASSETS
            CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY INDUSTRY
                            AS OF DECEMBER 31, 2001

                                               PUBLICLY TRADED        PRIVATELY PLACED              TOTAL
                                              -----------------      ------------------       --------------------
                                              CARRYING    % OF       CARRYING    % OF          CARRYING     % OF
                                               AMOUNT     TOTAL       AMOUNT      TOTAL         AMOUNT       TOTAL
                                              ---------   -----      ---------   ------       ----------    ------
                                                                       ($ IN MILLIONS)
INDUSTRY CLASS
Finance, Insurance and Real Estate....        $  180.2     50%       $   17.5      29%        $ 197.7         47%
Services..............................            50.3     14             9.8      16            60.1         14
Construction..........................            47.6     13             6.0      10            53.6         12
Transportation and Public Utilities...            49.7     14             -         -            49.7         12
Retail................................            35.6      9             1.2       2            36.8          9
Manufacturing.........................             0.1      -            26.5      43            26.6          6
Public Administration.................             0.1      -             -         -             0.1          -
                                              ---------   -----      ---------    -----       ----------    ------
   Total..............................        $  363.6    100%       $   61.0     100%        $ 424.6        100%
                                              =========   =====      =========    =====       ==========    ======

The international operations held $265.2 million of residential pass-through securities as of September 30, 2002, and $254.6 million as of December 31, 2001.

The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity dates excluding scheduled sinking funds, as of September 30, 2002, and December 31, 2001, were as follows:

                          INTERNATIONAL INVESTED ASSETS
             FIXED MATURITY SECURITIES BY CONTRACTUAL MATURITY DATES

                                                               AS OF SEPTEMBER 30,            AS OF DECEMBER 31,
                                                            -------------------------     -------------------------
                                                                      2002                           2001
                                                            -------------------------     -------------------------
                                                             AMORTIZED      CARRYING        AMORTIZED     CARRYING
                                                               COST          AMOUNT           COST         AMOUNT
                                                            ----------    -----------     ------------  -----------
                                                                                 (IN MILLIONS)
Due in one year or less..............................       $    40.1     $    41.0       $     35.5    $    36.0
Due after one year through five years................           143.6         147.7            161.7        162.3
Due after five years through ten years...............           178.7         185.9            212.8        211.8
Due after ten years..................................           315.7         326.4            326.6        337.6
                                                            ----------    ------------    ------------  -----------
   Subtotal..........................................           678.1         701.0            736.6        747.7
Mortgage-backed and other securities without a
   single maturity date..............................           259.9         265.2            248.8        254.6
                                                            ----------    ------------    ------------  -----------
   Total.............................................       $   938.0     $   966.2       $    985.4    $ 1,002.3
                                                            ==========    ============    ============  ===========


The international operations held $1.6 million of restructured government bonds in Argentina, which represented 0.2% of international fixed maturity securities as of September 30, 2002.

EQUITY SECURITIES

Our equity securities represented 1% of international invested assets as of September 30, 2002 and 2% as of December 31, 2001. Our equity securities consisted of $13.2 million in common stock and $4.4 million in mutual funds as of September 30, 2002.

RESIDENTIAL MORTGAGE LOANS

Our Chilean operations originate and purchase residential mortgage loans. Residential mortgage loans comprised $222.1 million, or 16%, of international invested assets as of September 30, 2002, and $181.1 million, or 13%, as of December 31, 2001.

DERIVATIVES

The following table presents our position in derivative financial instruments as of September 30, 2002, and December 31, 2001. Our international operations did not have credit exposure relating to derivatives as of these dates.

                          INTERNATIONAL INVESTED ASSETS
               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                               AS OF SEPTEMBER 30,          AS OF DECEMBER 31,
                             -----------------------     ----------------------
                                       2002                        2001
                             -----------------------     ----------------------
                                NOTIONAL    % OF          NOTIONAL       % OF
                                 AMOUNT     TOTAL          AMOUNT        TOTAL
                              -----------  ---------     -----------   --------
                                               ($ IN MILLIONS)
Currency forwards..........    $  0.2        100%          $  13.4        100%
                              -----------  ---------     -----------   --------
   Total...................    $  0.2        100%          $  13.4        100%
                              ===========  =========     ===========   ========

OTHER INVESTMENTS

Our other investments totaled $142.5 million as of September 30, 2002, compared to $168.6 million as of December 31, 2001. Of the $142.5 million, $121.9 million represents our international investments in unconsolidated subsidiaries and $20.6 million represents other invested assets from our operations in Chile, Brazil, and Mexico.

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

As of September 30, 2002, the difference between the asset and liability durations on our primary duration managed portfolio was .09 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines dictate that total duration gaps between the asset and liability portfolios must be within 0.25 years. The value of the assets in this portfolio was $25,965.6 million as of September 30, 2002.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of September 30, 2002, the weighted-average difference between the asset and liability durations on these portfolios was (.49) years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $9,923.3 million as of September 30, 2002.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,693.4 million as of September 30, 2002.

Using the assumptions and data in effect as of September 30, 2002, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by $24.8 million. The following table details the estimated changes by risk management strategy:

                                                                        AS OF
                     RISK MANAGEMENT                             SEPTEMBER 30, 2002             NET FAIR VALUE
                        STRATEGY                                VALUE OF TOTAL ASSETS               CHANGE
--------------------------------------------------------     ----------------------------      ------------------
                                                                               (IN MILLIONS)
Primary duration-managed...........................                $   25,965.6                  $   (23.4)
Duration-monitored.................................                     9,923.3                       48.2
Non duration-managed...............................                     5,693.4                         -
                                                              --------------------------     ---------------------
   Total...........................................                $   41,582.3                  $    24.8
                                                              ==========================     =====================


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

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration ("benchmark interest rate"). Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. Price sensitivity analysis is performed at least once daily. The face amount of the loans in the pipeline as of September 30, 2002, was $12.6 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate and sustained parallel increase in the benchmark interest rates decreases the September 30, 2002, net position value by $85.4 million.

The financial risk associated with our mortgage servicing operations is the risk that the market value of the servicing asset falls below its U.S. GAAP book value. To measure this risk, we analyze each servicing risk tranche's U.S. GAAP book value in relation to the then current fair value for similar servicing rights. We perform this valuation using option-adjusted spread valuation techniques applied to each risk tranche. We produce tranche fair values at least monthly.

The fair value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is reduced by the use of financial instruments, including derivative contracts that increase in aggregate value when interest rates decline. Based on values as of September 30, 2002, a 100 basis point immediate parallel and sustained decrease in interest rates produces a $5.2 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between fair values and U.S. GAAP book values.

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

                                                                     AS OF SEPTEMBER 30, 2002
                                           -----------------------------------------------------------------------------
                                                                                  FAIR VALUE (NO ACCRUED INTEREST)
                                                                              ------------------------------------------
                                                                WEIGHTED      -100 BASIS                     +100 BASIS
                                                              AVERAGE TERM      POINT                          POINT
                                           NOTIONAL AMOUNT      (YEARS)        CHANGE     NO CHANGE           CHANGE
                                           ----------------   --------------  ----------  ------------       -----------
                                                                         ($ IN MILLIONS)

Interest rate swaps..................        $  5,769.9           10.81(1)   $  246.0      $  184.9          $  (217.3)
Principal-only swaps.................             134.9            2.07(1)       14.3           3.5              (14.8)
Total return swaps...................             244.2            0.06(1)       12.5          (1.4)             (15.4)
Interest rate floors.................           1,650.0            3.75(2)       39.2          49.9              (23.4)
U.S. Treasury futures................             545.7            0.22(3)       (0.5)         (2.5)               4.2
U.S. Treasury futures (LIBOR)........           3,050.0            0.66(3)       (7.7)         (6.4)               7.7
Swaptions............................           8,487.5            1.04(4)      239.7         318.4              (99.3)
Treasury rate guarantees.............             113.0            0.08(5)      (13.8)         (6.7)               0.5
Bond forwards........................             353.7            0.94(5)       43.2          20.6               (1.5)
Mortgage-backed forwards and options.          18,680.5            0.06(5)     (225.7)        (53.5)             218.8
Interest rate lock commitments.......           9,129.2            0.12(6)      105.4         112.1             (309.4)
                                             ----------                       ----------  ------------       -----------
   Total.............................        $ 48,158.6                      $  452.6      $  618.9          $  (449.9)
                                             ===========                      ==========  ============       ===========

--------------------
(1) Based on maturity date of swap.
(2) Based on maturity date of floor.
(3) Based on maturity date.
(4) Based on option date of swaption.
(5) Based on settlement date.
(6) Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING. As of September 30, 2002, the aggregate fair value of debt was $1,429.1 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $65.4 million.

                                                                          AS OF SEPTEMBER 30, 2002
                                                           --------------------------------------------------------
                                                                      FAIR VALUE (NO ACCRUED INTEREST)
                                                           --------------------------------------------------------
                                                             -100 BASIS                                 +100 BASIS
                                                            POINT CHANGE           NO CHANGE           POINT CHANGE
                                                           --------------       --------------       --------------
                                                                                 (IN MILLIONS)
7.95% notes payable, due 2004......................        $      220.9         $      215.6          $      213.3
8.2% notes payable, due 2009.......................               572.0                541.3                 512.7
7.875% surplus notes payable, due 2024.............               221.4                212.0                 199.3
8% surplus notes payable, due 2044.................               118.8                106.9                  96.2
Non-recourse mortgages and notes payable...........               244.6                236.5                 228.9
Other mortgages and notes payable..................               116.8                116.8                 116.8
                                                           --------------       --------------        -------------
   Total long-term debt............................        $    1,494.5         $    1,429.1          $    1,367.2
                                                           ==============       ==============        =============

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2002, the fair value of our equity securities was $379.5 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $38.0 million.

We also have indirect equity risk exposure with respect to BT Financial Group margin lending operations. Under the terms of this financing arrangement, BT Financial Group margin lending operations allow retail clients and independent financial advisors on behalf of clients, within limits approved by senior management, to borrow funds from BT Financial Group to invest in an approved list of securities and mutual fund investments which serve as security for the loan. The risk of loan default increases as the value of the underlying securities declines. This risk is actively managed through the use of margin calls on loans when the underlying securities fall below established levels. Overall, the margin lending portfolio is limited to a ratio of borrowed funds to market value of securities of an average of 67%. On November 30, 1999, BT Financial Group margin lending operations securitized its margin lending portfolio with Westpac Banking Corporation, an Australian bank. Under the terms of this financing, BT Financial Group margin lending operations are required to allocate capital equal to approximately 7% of the outstanding borrowed amount, as a cushion for loan defaults. As of September 30, 2002, the margin lending portfolio was $558.6 million, or Australian $1,028.4 million, while the ratio of borrowed funds to market value of securities was 50%, below that of the maximum allowed.

Our margin lending operations are included in the operations of BT Financial Group, which are being sold to Westpac. Effective October 31, 2002, we no longer have margin lending operations.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2002, was $3,022.3 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of September 30, 2002, the fair value of our foreign currency denominated fixed maturity securities was $303.1 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2002, was $291.2 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

Additionally, we utilize foreign currency swaps related to $665.0 million of private notes issued in connection with our acquisition of BT Financial Group. The interest payments related to these notes were initially serviced through operating cash flows of our Australian operations. By utilizing the foreign currency and interest rate swaps, the impact of Australian and U.S. dollar exchange rate fluctuations had a minimal effect on our ability to rely on the cash flows of our Australian operations to service the interest and principal payments related to the notes. On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty Limited were ceased and were assumed by its parent, Principal Financial Services, Inc.

We estimate that as of September 30, 2002, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to fluctuations between the Australian dollar and the U.S. dollar.

EFFECTS OF INFLATION

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

ITEM 4.  CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of November 6, 2002, and have concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls, or in other factors that could significantly affect our internal controls subsequent to November 6, 2002.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

Recently, companies in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper life insurance sales practices. Principal Life is currently a defendant in two purported class-action lawsuits alleging improper sales practices. We have reached an agreement to settle both of those lawsuits. The settlement has received court approval. We have established reserves at a level we believe sufficient to cover the cost of the settlement. A number of persons and entities who were eligible to be class members have excluded themselves from the class (or "opted out"), as the law permits them to do. Some of those class members have filed lawsuits and we have been notified that others who opted out from the class will file lawsuits and make claims similar to those addressed by the settlement. Similar opt-out lawsuits have been brought against other life insurance companies as a result of settlement of similar class-action lawsuits. Defense of these lawsuits may cause us to incur significant costs. Some of the lawsuits are presently on file. We have accrued a loss reserve for our best estimate of our potential exposure to the suits and claims. As uncertainties continue to exist in resolving this matter, it is reasonably possible that all the actual costs of the suits and claims could exceed our estimate. The range of any such costs cannot be presently estimated; however, we believe the additional costs will not have a material impact on our business, financial condition or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  A.  EXHIBITS

EXHIBIT
NUMBER                              DESCRIPTION
 99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - J. Barry Griswell
 99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Michael H. Gersie

  B.  REPORTS ON FORM 8-K

      The Current Report on Form 8-K (Item 9), dated August 8, 2002, filed August 8, 2002.

      The Current Report on Form 8-K (Item 9), dated August 25, 2002, filed August 28, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PRINCIPAL FINANCIAL GROUP, INC.
Dated:  November 7, 2002                 By   /S/ MICHAEL H. GERSIE
                                              ----------------------------------
                                              Michael H. Gersie
                                              Executive Vice President
                                                  and Chief Financial Officer

                                              Duly Authorized Officer,
                                                  Principal Financial Officer,
                                                  and Chief Accounting Officer

               STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER
                  REGARDING FACTS AND CIRCUMSTANCES RELATING TO
                              EXCHANGE ACT FILINGS

I, J. Barry Griswell, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Principal Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002

                                /S/ J. BARRY GRISWELL
                                --------------------------
                                J. Barry Griswell
                                Chairman, President and Chief Executive Officer

               STATEMENT UNDER OATH OF PRINCIPAL FINANCIAL OFFICER
                  REGARDING FACTS AND CIRCUMSTANCES RELATING TO
                              EXCHANGE ACT FILINGS


I, Michael H. Gersie, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Principal Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002

                                   /S/ MICHAEL H. GERSIE
                                   ---------------------
                                   Michael H. Gersie
                                   Executive Vice President and Chief Financial
                                      Officer

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                      DESCRIPTION                               PAGE
     99.1    Certification Pursuant to Section 1350 of Chapter 63
             of Title 18 of the United States Code -  J. Barry Griswell..  92
     99.2    Certification Pursuant to Section 1350 of Chapter 63
             of Title 18 of the United States Code -  Michael H. Gersie..  93

                                                                   Exhibit 99.1



              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.

                           /S/ J. BARRY GRISWELL
                           --------------------------
                           J. Barry Griswell
                           Chairman, President and Chief Executive Officer
                           Date:  November 7, 2002

                                                                   Exhibit 99.2


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                           /S/ MICHAEL H. GERSIE
                           --------------------------
                           Michael H. Gersie
                           Executive Vice President and Chief Financial Officer
                           Date:  November 7, 2002