Form 10-K
period 2002-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2003-03-05
CIK 1126328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-16725

                        PRINCIPAL FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                    711 High Street,         42-1520346
(State or other jurisdiction       Des Moines, Iowa 50392  (I.R.S. Employer
of incorporation or organization) (Address of principal  Identification Number)
                                    executive offices)
                                      (515) 247-5111
                                (Registrant's telephone number,
                                     including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
Common Stock, par value $0.01               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |X| No |_|

As of February 28, 2003, there were outstanding 320,269,928 shares of Common Stock, $0.01 par value per share of the Registrant.

The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $8,829,841,915 based on the closing price of $27.57 per share of Common Stock on the New York Stock Exchange on February 28, 2003.

                        Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 19, 2003, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2002.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS


PART I......................................................................4

Item 1.  Business...........................................................4
Item 2.  Properties........................................................22
Item 3.  Legal Proceedings.................................................23
Item 4.  Submission of Matters to a Vote of Security Holders...............23
Executive Officers of the Registrant.......................................24

PART II....................................................................25

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................25
Item 6.  Selected Financial Data...........................................25
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................29
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......84
Item 8.  Financial Statements and Supplementary Data.......................91
   Report of Independent Auditors..........................................91
   Consolidated Statements of Financial Position...........................92
   Consolidated Statements of Operations...................................93
   Consolidated Statements of Stockholders' Equity.........................95
   Consolidated Statements of Cash Flows...................................96
   Notes to Consolidated Financial Statements..............................98
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................160

PART III..................................................................160

Item 10.  Directors and Executive Officers of the Registrant..............160
Item 11.  Executive Compensation..........................................160
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................160
Item 13.  Certain Relationships and Related Transactions..................161
Item 14.  Controls and Procedures.........................................161

PART IV...................................................................162


Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K........................................................162


Signatures and Certifications ............................................164

   Report of Independent Auditors on Schedules............................167
   Schedule I - Summary of Investments - Other Than Investments in Related
                Parties...................................................168
   Schedule II - Condensed Financial Information of Registrant
                 (Parent Only)............................................169
   Schedule III - Supplementary Insurance Information.....................173
   Schedule IV - Reinsurance..............................................175
   Exhbit Index...........................................................176

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

PART I

ITEM 1.  BUSINESS

The Principal Financial Group is a leading provider of retirement savings, investment and insurance products and services with $111.1 billion in assets under management and approximately thirteen million customers worldwide as of December 31, 2002. We were organized as an individual life insurer in 1879, formed a mutual insurance holding company in 1998, and Principal Financial Group, Inc. was organized on April 18, 2001, as a Delaware business corporation.

Under the terms of Principal Mutual Holding Company's Plan of Conversion, effective October 26, 2001 (the "Date of Demutualization"), Principal Mutual Holding Company converted from a mutual insurance holding company to a stock company subsidiary of Principal Financial Group, Inc., a Delaware business corporation. All membership interests in Principal Mutual Holding Company were extinguished on that date and eligible policyholders received, in aggregate,
260.8 million shares of common stock, $1,177.5 million of cash, and $472.6 million of policy credits as compensation.

In addition, on October 26, 2001, we completed our initial public offering ("IPO") in which we issued 100.0 million shares of common stock at a price of $18.50 per share, prior to the underwriters' exercise of the overallotment option. Net proceeds from the IPO were $1,753.9 million, of which $64.2 million was retained by Principal Financial Group, Inc., and $1,689.7 million was contributed to Principal Life. Proceeds were net of offering costs of $96.5 million and a related tax benefit of $0.4 million.

Our U.S. and international operations concentrate primarily on asset management and accumulation. In addition, we offer a broad range of individual and group life insurance, group health insurance, individual and group disability insurance and residential mortgage loan origination and servicing.

We focus on providing retirement products and services to businesses and their employees. We provided services to more 401(k) plans in the U.S. in 2001 than any other bank, mutual fund or insurance company, according to surveys conducted by CFO magazine. We also had the leading market share in 2001 within the 401(k) market for businesses with less than 500 employees based on number of plans and number of participants according to the Spectrem Group.

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

The following table summarizes our operating revenues for our products and services, which are described in each of the subsequent operating segment discussions:

                                          FOR THE YEAR ENDED DECEMBER 31,
                                   2002                 2001               2000
                              ---------------   -----------------    -----------
                                                  (IN MILLIONS)

U.S. Asset Management and
  Accumulation
Full-service accumulation....   $1,076.5           $1,116.6            $1,210.4
Full-service payout..........    1,191.8            1,214.8               920.6
Investment-only..............      886.4              918.1               881.7
                             ---------------   -----------------    ------------
  Total pension..............    3,154.7            3,249.5             3,012.7
Individual annuities.........      303.8              263.3               267.5
Mutual funds.................      113.8              108.3               116.0
Other and eliminations.......       32.2               19.0                 1.9
                             ---------------   -----------------    ------------
  Total U.S. Asset
    Accumulation.............    3,604.5            3,640.1             3,398.1

Eliminations.................      (40.4)             (35.2)              (38.4)
Principal Global Investors...      216.4              194.9               174.2
                             ---------------   -----------------    ------------
  Total U.S. Asset Management
    and Accumulation.........    3,780.5            3,799.8             3,533.9

International Asset
    Management and
    Accumulation.............      357.9              508.4               339.2

Life and Health Insurance
Life insurance...............    1,629.6            1,658.7             1,693.1
Health insurance.............    2,058.3            2,061.3             2,221.4
Disability insurance.........      258.9              226.4               208.1
                             ---------------   -----------------    ------------
  Total Life and Health
  Insurance..................    3,946.8            3,946.4             4,122.6

Mortgage Banking

Mortgage loan production.....      562.9              354.4                46.0

Mortgage loan servicing......      590.1              403.0               313.8
                             ---------------   -----------------    ------------
  Total Mortgage Banking.....    1,153.0              757.4               359.8

Corporate and Other..........      (15.1)             101.7                98.2
                             ---------------   -----------------    ------------
Total operating revenues.....   $9,223.1           $9,113.7            $8,453.7
                             ===============   =================    ============

Total operating revenues.....   $9,223.1           $9,113.7            $8,453.7

Net realized/unrealized
  capital gains (losses),
  including recognition of
  front-end fee revenues
  and certain market value
  adjustments to fee
  revenues...................     (400.6)            (527.4)              140.5
Non-recurring................           -               6.3                   -
                             ---------------   -----------------    ------------
Total GAAP revenues..........   $8,822.5           $8,592.6            $8,594.2
                             ===============   =================    ============

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

Our U.S. Asset Management and Accumulation segment consists of:

o asset accumulation operations which provide retirement savings and related investment products and services to businesses, their employees and other individuals; and

o Principal Global Investors, our U.S.-based asset manager, formerly known as Principal Capital Management.

For financial results for the U.S. Asset Management and Accumulation segment, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18 Segment Information".

U.S. ASSET ACCUMULATION

Our asset  accumulation  activities  in the U.S.  date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

o To businesses of all sizes with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. For more basic investment needs, we offer SIMPLE IRA and payroll deduction plans;

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

Our pension products and services are further grouped into three categories: full-service accumulation, full-service payout and investment-only.

PENSION PRODUCTS

We offer a wide variety of investment and administrative products for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. A 403(b) plan is a plan described in section 403(b) of the Internal Revenue Code that provides retirement benefits for employees of tax-exempt organizations and public schools.

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

As of December 31, 2002, we provided full-service accumulation products to 33,228 defined contribution pension plans, of which 26,314 were 401(k) plans, covering 2.2 million plan participants, and to 3,023 defined benefit pension plans, covering 253,380 plan participants. As of December 31, 2002, approximately 83% of our pension assets under management were managed by Principal Global Investors. Third-party asset managers provide asset management services with respect to a majority of the remaining assets.

Prior to 2001, annuities were the only product through which we delivered both administrative and investment services to our defined contribution plan and defined benefit plan customers. Under U.S. federal securities laws, neither the annuity nor the underlying investment options are required to be registered with the SEC. Beginning January 2001, we began to offer administrative and investment services to defined contribution plan customers through Principal Advantage, a new 401(k) product based on our recently expanded mutual fund, Principal Investors Fund. We offer funds covering the full range of stable value, equity, fixed income and international investment options managed by our affiliated asset manager, Principal Global Investors, as well as third-party asset managers.

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

Premium received from full-service payout products are in the form of single payments. As a result, the level of new premiums can fluctuate depending on the number of retirements and large-scale annuity sales in a particular fiscal quarter. Assets under management relating to single premium group annuities generate a spread between the investment income earned by us and the amount credited to the customer. Assets under management relating to flexible income option products may generate either spread or fee revenue depending on the investment options elected by the customer.

INVESTMENT-ONLY. The three primary products for which we provide investment-only services are: guaranteed investment contracts ("GICs"); funding agreements; and other investment-only products.

GICs and funding agreements pay a specified rate of return. The rate of return can be a floating rate based on an external market index or a fixed rate. All of our investment-only products contain provisions disallowing or limiting early surrenders, including penalties for early surrenders and minimum notice requirements. Put provisions give customers the option to terminate a contract prior to maturity, provided they give us a minimum notice period.

Deposits to investment-only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. Assets invested in GICs and funding agreements generate a spread between the investment income earned by us and the amount credited to the customer. Our other investment-only products consist of separate accounts invested in either equities or fixed income instruments.

MARKETS AND DISTRIBUTION

We offer our pension products and services to employer-sponsored pension plans, including qualified and non-qualified defined contribution plans, qualified defined benefit plans and institutional investors. Our primary target market is pension plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. Only 16% of businesses with less than 100 employees, and 47% of businesses with between 100 and 500 employees, offered a 401(k) plan in 2002, according to the Spectrem Group. The same study indicates that 83% of employers with between 500 and 1000 employees and 93% of employers with 1000 or more employees offered a 401(k) plan in 2002.

FULL-SERVICE ACCUMULATION. We sell our full-service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2002, 107 retirement services sales representatives in 47 offices, operating as a wholesale distribution network, maintained relationships with approximately 12,500 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

As of December 31, 2002, we had a separate staff of 138 service representatives located in the sales offices who play a key role in the ongoing servicing of pension plans by: providing local services to our customers, such as renewing contracts, revising plans and solving any administration problems; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their pension plans.

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

Principal Advantage, our mutual fund-based product, is targeted at defined contribution plans with over $3.0 million of assets. We sell Principal Advantage through affiliated registered representatives, stockbrokers, registered investment advisors and fee-based consultants through sales agreements with non-affiliated broker-dealers. Principal Advantage gives us access to National Association of Securities Dealers-registered distributors who are not traditional sellers of annuity-based products and opens new opportunities for us in the investment advisor and broker-dealer distribution channels.

We significantly expanded our marketing and product development efforts into the "not-for-profit" market in 1999, with the acquisition of Professional Pensions, Inc., which specializes in providing full-service accumulation 403(b) pension plans to 501(c)(3) not-for-profit organizations. As of December 31, 2002, we provided pension products and services to 1,031 pension plans sponsored by educational and not-for-profit organizations with $1,995.9 million of assets under management.

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

FULL-SERVICE PAYOUT AND INVESTMENT-ONLY. Our primary distribution channel for full-service payout and investment-only products was comprised of 10 specialized home office marketers as of December 31, 2002, working through consultants and brokers that specialize in this type of business. Our home office marketers also make sales directly to institutions. Our nationally dispersed retirement services sales representatives act as a secondary distribution channel for these products. Principal Connection also distributes full-service payout products to participants in plans we service who are terminating employment or retiring. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail.

We market GICs and funding agreements primarily to pension plan sponsors and other institutions. We also offer them as part of our full-service accumulation products. We sell our GICs primarily to plan sponsors for funding of tax-qualified retirement plans. We sell our funding agreements to institutions that may or may not be pension funds. Our primary market for funding agreements is institutional investors in the U.S. and around the world. These investors purchase debt obligations from a special purpose vehicle which, in turn, purchases a funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another.

MUTUAL FUNDS

We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals and businesses, for use within variable life and variable annuity contracts and for use in employer-sponsored pension plans.

PRODUCTS

We were ranked in the top quartile among U.S. mutual fund managers in terms of total mutual fund assets under management as of November 30, 2002, according to the Investment Company Institute. The value of our mutual fund assets we managed was $8.1 billion as of December 31, 2002. We provide accounting, compliance, corporate governance, product development and transfer agency functions for all mutual funds we organize. As of December 31, 2002, our mutual fund operations served approximately 713,800 mutual fund shareholder accounts.

PRINCIPAL MUTUAL FUNDS. Principal Mutual Funds is a family of mutual funds offered to individuals and businesses, with 22 mutual funds and $3.1 billion in assets under management as of December 31, 2002. We report the results for these funds in this segment under "Mutual Funds".

PRINCIPAL VARIABLE CONTRACTS FUND. Principal Variable Contracts Fund is a series mutual fund which, as of December 31, 2002, provided 28 investment options for use as funding choices in variable annuity and variable life insurance contracts issued by Principal Life. As of December 31, 2002, this fund had $2.3 billion in assets under management. We report the results for the funds backing variable annuity contracts in this segment under "Individual Annuities." We report the results for the funds backing variable life insurance contracts in the Life and Health Insurance segment.

PRINCIPAL INVESTORS FUND. Principal Investors Fund is a recently expanded series mutual fund, which as of December 31, 2002, offered 46 investment options. This fund acts as the funding vehicle for Principal Advantage, the defined contribution product described above under "U.S. Asset Management and
Accumulation Segment-U.S. Asset Accumulation-Pension Services and Products-Pension Products-Full-service Accumulation." This fund also offers a retail class of shares to individuals primarily for IRA rollovers. As of December 31, 2002, this retail class of shares had $523.3 million in assets under management and all other share classes of Principal Investors Funds, including seed money, had $2.2 billion of assets under management. We report the results for this fund, excluding the retail class of shares, under "Pension". We report the results of the retail class of shares in this segment under "Mutual Funds."

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

PRODUCTS

We offer both fixed and variable annuities to individuals and pension plans. Individual annuities may be deferred, in which case assets accumulate until the contract is surrendered, the customer dies or the customer begins receiving benefits under an annuity payout option, or immediate, in which case payments begin within one year of issue and continue for a fixed period of time or for life.

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

VARIABLE ANNUITIES. Our individual variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts. These contracts are savings vehicles through which the customer makes a single deposit or a series of deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by Principal Global Investors, or third-party asset managers including Fidelity Investments, AIM Advisors, Inc., Morgan Stanley Asset Management, JPMorgan Fleming Asset Management, Inc., Janus Capital Corporation, Neuberger Berman Management, Inc., The Dreyfus Corporation, Templeton Global Advisors Limited, American Century Investment Management, INVESCO Funds Group, Goldman Sachs Asset Management, Duncan-Hurst Capital Management, Inc., Turner Investment Partners, Inc., Bernstein Investment Research and Management, Putnam, UBS Global Asset Management, Federated Investment Management Company, Founders Asset Management, LLC, and Berger, LLC. As of December 31, 2002, 60% of our $2.4 billion in variable annuity account balances was allocated to investment sub-accounts managed by Principal Global Investors, 25% to investment sub-accounts managed by third-party asset managers and 15% to our general account, also managed by Principal Global Investors. The customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect death benefit guarantees. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

MARKETS AND DISTRIBUTION

Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses, and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to both qualified and non-qualified pension plans.

We sell our individual annuity products largely through our affiliated financial representatives, who accounted for 63%, 74%, 82% of annuity sales for the years ended December 31, 2002, 2001 and 2000, respectively. The remaining sales were made through brokerage general agencies, banks, Principal Connection and unaffiliated broker-dealer firms.

PRINCIPAL BANK

Principal Bank, our electronic banking operation, is a federal savings bank that began its activities in February 1998. It offers traditional retail banking products and services via the telephone, Internet, ATM or by mail. Our current products and services include checking and savings accounts, money market accounts, certificates of deposit, consumer loans, first mortgage loans, home equity loans, credit cards, debit cards, and a college savings program. As of December 31, 2002, Principal Bank had 85,206 customers and $1,542.4 million in assets, primarily generated by checking and saving accounts and certificates of deposit.

We market our Principal Bank products and services to our existing customers and external prospects, through Principal Connection and other means such as the Internet, direct mail, and targeted advertising. Through Principal Bank, we also pursue asset retention strategies with our customers who seek to transfer assets from our other asset accumulation products by offering them our banking products and services.

U.S. ASSET MANAGEMENT

PRINCIPAL GLOBAL INVESTORS

In 1999, we established Principal Global Investors to consolidate our extensive investment management expertise and to focus on marketing our asset management services to third-party institutional clients. Principal Global Investors provides asset management services to our U.S. asset accumulation businesses and third-party institutional clients, as well as our other U.S.-based segments. Principal Global Investors provides a full range of asset management services with emphasis on three primary asset classes: (1) equity investments; (2) fixed income investments; and (3) real estate investments. Principal Global Investors manages both U.S. and international assets from offices in the U.S. and abroad.

As of December 31, 2002, Principal Global Investors, together with its affiliates, Principal Real Estate Investors and Spectrum Asset Management, managed $92.3 billion in assets. Our third-party institutional assets were $14.6 billion as of December 31, 2002, compared to $3.5 billion on January 1, 1999, the date Principal Global Investors was established.

PRODUCTS

Principal Global Investors provides a full range of asset management services, with emphasis on three asset classes through a range of investment vehicles including separate accounts, mutual funds, institutional accounts, collateralized debt securities and Principal Life's general account:

EQUITY INVESTMENTS. Principal Global Investors manages equity portfolios, which represented $15.2 billion in assets as of December 31, 2002. Principal Global Investors provides our clients with access to a broad array of domestic, international and emerging markets equity capabilities. The domestic equity products are organized across growth and value styles, with portfolios targeted to distinct capitalization ranges. As of December 31, 2002, 71% of Principal Global Investors equity assets under management were derived from our pension products, 21% from other products of the Principal Financial Group, and the remaining 8% from third-party institutional clients.

FIXED INCOME INVESTMENTS. Principal Global Investors, along with Spectrum Asset Management, manages $53.0 billion in fixed income assets as of December 31, 2002. Principal Global Investors and Spectrum Asset Management provide our clients with access to investment-grade corporate debt, mortgage-backed, asset-backed and commercial mortgage-backed securities, high yield and municipal bonds, private and syndicated debt instruments and preferred securities. As of December 31, 2002, 59% of these assets were derived from our pension products, 24% from other products of the Principal Financial Group, and the remaining 17% from third-party institutional clients.

REAL ESTATE INVESTMENTS. Principal Global Investors, through its affiliate Principal Real Estate Investors, manages a commercial real estate portfolio of $22.0 billion of assets as of December 31, 2002. Principal Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. Principal Global Investors had $0.7 billion of assets under management as of December 31, 2002, from bridge/mezzanine loans and commercial mortgages which appear on its balance sheet. The commercial mortgages represent the source of mortgages for our commercial mortgage-backed securitization program. As of December 31, 2002, 30% of the commercial real estate portfolio was derived from our pension products, 35% from other products of the Principal Financial Group, and the remaining 35% from third-party institutional clients.

MARKETS AND DISTRIBUTION

Principal Global Investors employed over 50 institutional sales, relationship management and client service professionals as of December 31, 2002, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. For the year ended December 31, 2002, approximately 30% of new institutional clients were originated through direct client contact by Principal Global Investors representatives, with the balance derived from contact with both the client and their consultants.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

Our International Asset Management and Accumulation segment consists of Principal International and the discontinued operations of BT Financial Group. Principal International has subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, Japan, Malaysia and India. We focus on countries with favorable demographics and a trend toward private sector defined contribution pension systems. We entered these countries through acquisitions, start-up operations and joint ventures.

On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac") for proceeds of A$900.0 million Australian dollars ("A$") (U.S. $499.4 million), and future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $80.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management.

The decision to sell BT Financial Group was made with a view toward focusing our resources, executing on core strategic priorities and meeting shareholder expectations. Changing market dynamics since our acquisition of BT Financial Group, including industry consolidation, led us to conclude that the interests of The Principal shareholders, BT Financial Group clients and staff would be best served under Westpac's ownership.

Excluding the contingent proceeds, our estimated after-tax proceeds from the sale are expected to be approximately U.S. $938.4 million. This amount includes cash proceeds, expected tax benefits and a gain from unwinding the hedged asset associated with debt used to acquire BT Financial Group in 1999. We have accrued for an estimated after-tax loss on disposal of $208.7 million as of December 31, 2002. Future adjustments to the estimated loss are expected to be recorded through the first half of 2003, as the proceeds from the sale are finalized.

BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) and cash flows have been removed from our results of continuing operations for all periods presented. Corporate overhead allocated to BT Financial Group does not qualify for discontinued operations treatment under Statement of Financial Accounting Standards ("SFAS") 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, and therefore is still included in our results of continuing operations. Assets and liabilities related to BT Financial Group have been reclassified to assets of discontinued operations and liabilities of discontinued operations on the consolidated statements of financial position for all periods presented. The results of operations (excluding corporate overhead) for BT Financial Group are reported as non-recurring items for the International Asset Management and Accumulation segment.

For financial results for the International Asset Management and Accumulation segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18 Segment Information".

PRINCIPAL INTERNATIONAL

The activities of Principal International reflect our efforts to accelerate the growth of our assets under management by capitalizing on the international trend toward private sector defined contribution pension systems. Through Principal International, we offer retirement products and services, annuities, long-term mutual funds and life insurance. We operate through subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, Japan, Malaysia and India.

PRODUCTS, MARKETS AND DISTRIBUTION

ASIA/PACIFIC REGION

HONG KONG. Our subsidiary in Hong Kong is actively competing in the defined contribution pension plan market. The government requires employers and employees each to contribute 5% of an employee's income to a Mandatory Provident Fund. We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, mutual funds or banks, direct marketing and through our own sales representatives. Our strategic partners help distribute our Mandatory Provident Fund products and services, or use our administrative and investment services in their own products. Our Mandatory Provident Fund products and services are marketed by agents under the various distribution arrangements we have with our strategic partners.

INDIA. We own 50% of IDBI-Principal Asset Management Company, Ltd., ("IDBI-Principal"), a mutual fund company. Our joint venture partner is the Industrial Development Bank of India, ("IDBI"), a premier development bank in India. In addition to the current mutual fund business, we are positioning to compete in the emerging pension and long-term savings market in India. We sell our mutual funds through regional offices located throughout India and IDBI's banking offices.

JAPAN. We own 50% of ING/Principal Pensions Company, Ltd., which sells a new defined contribution pension plan, as a result of legislation adopted in June 2001. This company targets small and medium-sized businesses and offers full-service record-keeping and plan administration. Our joint venture partner is ING Insurance International B.V., a member of the ING Group. Our pension sales representatives distribute our products through ING Life's independent agents to existing ING Life business clients and also through additional third-party distribution relationships developed by ING/Principal Pensions Company, Ltd.

MALAYSIA. We own 30% of Commerce Asset Fund Managers Sendirian Berhad and Commerce Trust Berhad, two mutual fund and asset management companies. Our joint venture partner is Commerce Asset Holdings, a large Malaysian bank holding company. The company markets mutual funds through wholesale bank channels and its own sales force.

LATIN AMERICA

ARGENTINA. We own a life insurance company and a retirement annuity company (our "Companies"). Principal Life Compania de Seguros, S.A., our life insurance company, targets small and medium-sized employers. We sell group and individual life insurance products through independent brokers. Principal Retiro Compania de Seguros de Retiro, S.A., our annuity company, provides annuities to individuals exiting the compulsory private pre-retirement asset accumulation system. We distribute annuity products through dedicated sales representatives who sell directly to customers and through independent brokers in Argentina. While recent adverse economic and political events in Argentina are expected to impact our ongoing operations, we have been positioning our Companies to work through this environment since mid-2001 and expect to manage revenues and expenses accordingly.

BRAZIL. We own 46% of BrasilPrev Seguros e Previdencia S.A. ("BrasilPrev"), a private pension company in Brazil, through a joint venture arrangement with Banco do Brasil, Brazil's largest bank. We are Banco do Brasil's exclusive partner for distributing pension, retirement and asset accumulation products. BrasilPrev provides defined contribution products and annuities for the retirement needs of employers and individuals. Banco do Brasil's employees sell directly to individual clients through its bank branches. In addition, BrasilPrev reaches corporate clients through two wholesale distribution channels: (1) a wholesale distribution channel distributes products through a network of independent brokers who sell to the public, and (2) another channel coordinates with Banco do Brasil's corporate account executives to reach Banco do Brasil's existing corporate clients.

CHILE. We own Principal Compania de Seguros de Vida Chile S.A., a Chilean insurance company, that primarily sells retirement annuities to individuals exiting the pre-retirement accumulation system. In July 1998, we acquired Compania de Seguros de Vida El Roble, S.A., or El Roble, a Chilean life insurance company. We have fully integrated the operations of El Roble with those of Principal Compania de Seguros de Vida Chile S.A. We distribute our annuity products through a network of over 60 captive agents and approximately 450 independent agents as of December 31, 2002. We utilize sales representatives who sell through brokers, and we also market life insurance products to small and medium-sized businesses and to individuals through brokers. Based upon assets, we were ranked as the fourth largest life insurance company in Chile as of September 30, 2002, according to the Superintendencia de Valores y Seguros, the Chilean regulatory agency for insurance companies. We also own 60% of
Andueza & Principal Creditos Hipotecarios S.A., in a joint partnership arrangement with Andueza y Compania Agentes de Mutuos Hipotecarios S.A. Through this business, we originate, sell and service mortgage loans in Chile. In November 2001, we acquired 70% of Tanner Administradora de Fondos Mutuos S.A., a well-known Chilean Mutual Funds Administrator, as part of our strategy to enter the Voluntary Defined Contribution Market in 2002.

MEXICO. We own Principal Mexico Compania de Seguros S.A. de C.V., ("Principal Seguros"), a life insurance company, Principal Afore S.A. de C.V., a private pension company which manages and administers individual retirement accounts under the mandatory privatized social security system in effect for all employees in Mexico, and Principal Pensiones S.A. de C.V., ("Principal Pensiones"), an annuity company. Our focus is on both pre-retirement and post-retirement savings plans. We distributed Principal Afore S.A. de C.V.'s products and services through a dedicated sales force of approximately 1,200 sales representatives as of December 31, 2002, who sell directly to individuals. As of December 31, 2002, Principal Pensiones used 117 employed sales representatives and independent brokers to distribute annuities directly to customers. Our life insurance company, Principal Seguros, distributes its products through an array of independent agents and brokers. In May 2002, we acquired 100% of Zurich Afore S.A. de C.V. from Zurich Financial Services to strengthen our competitive position in the Mexican pension market. On November 8, 2002, we signed an agreement to acquire AFORE Tepeyac S.A. de C.V. from Mapfre American Vida, Caja Madrid and Mapfre Tepeyac for $590.0 million Mexican Pesos (approximately U.S. $58.0 million). We expect this transaction to be completed in the first half of 2003.

LIFE AND HEALTH INSURANCE SEGMENT

Our Life and Health Insurance segment offers (1) individual and group life insurance (2) group health insurance and (3) individual and group disability insurance throughout the U.S.

For financial results for the Life and Health Insurance segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18 Segment Information".

INDIVIDUAL AND GROUP LIFE INSURANCE

We began as an individual life insurer in 1879. We began as a group life insurer in 1941. Our U.S. operations served approximately 671,000 individual life policyholders with $88.0 billion of individual life insurance in force as of December 31, 2002. Group life operations provided products and services to 2.6 million covered lives with $71.8 billion of group life insurance in force as of December 31, 2002.

We offer a wide array of individual and group life insurance products aimed at serving our customers' financial needs throughout their lives.

PRODUCTS AND SERVICES

Our individual and group life insurance products include: universal and variable universal life insurance, traditional life insurance and group life insurance.

UNIVERSAL AND VARIABLE UNIVERSAL LIFE INSURANCE. Universal and variable universal life insurance products offer life insurance protection for which both the premium and the death benefit may be adjusted by the policyholder. Our growth in individual life insurance sales through December 31, 2002, has come mainly from variable universal life insurance products. Universal and variable universal life insurance represents 29% of individual life insurance premium and deposits for the year ended December 31, 2002 and 27% of individual life insurance in force as of December 31, 2002. Variable universal life insurance products represented 63% of our universal and variable universal life insurance deposits for the year ended December 31, 2002. We credit deposits, net of specified expenses, to an account maintained for the policyholder. Specific charges are made against the account for the cost of insurance protection and expenses. For universal life contracts, the entire account balance is invested in our general account. Interest is credited to the policyholder's account based on the earnings on general account investments. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of separate account choices. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on separate account investments is allocated directly to the policyholder accounts. The policyholder bears the investment risk on separate account investments. Our profitability is based on charging sufficient asset-based, premium-based and risk-based fees to cover the cost of insurance and expenses.

TRADITIONAL LIFE INSURANCE. Traditional life insurance includes participating whole life, adjustable life products and term life insurance products. Participating products and term life insurance products represented 16% and 5%, respectively, of our individual life insurance sales for the year ended December 31, 2002 and 51% and 22% of individual life insurance in force as of December 31, 2002. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to change the premium and face amount combination. Sales of participating products consist primarily of premium increase adjustments on our adjustable life products. Participating policyholders may receive policy dividends as declared by the board of directors of Principal Life if the combined result of experience factors, including interest earnings, mortality experience and expenses is better than the assumptions used in setting the premium. Our profitability is based on keeping a portion of the favorable experience before crediting the remainder to policyholders. Term insurance products provide a guaranteed benefit for a specified period of time in return for the payment of a fixed premium. Policy dividends are not paid on term insurance. Our profitability is based on charging a premium that is sufficient to cover the cost of insurance and expenses while providing us with an appropriate return.

GROUP LIFE INSURANCE. Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2002, we had $71.8 billion of group life insurance in force covering 2.6 million lives. We carry both traditional group life insurance that does not provide for accumulation of cash values and group universal life, which does provide for accumulation of cash values. Our group life insurance business remains focused on the traditional annually renewable term product. Group term life and group universal life accounted for 91% and 9%, respectively, of our total group life insurance in force as of December 31, 2002. According to the 2001 LIMRA International, Inc. Sales and In Force Reports, we were ranked first in the U.S. in terms of the number of life insurance contracts in force and fourth in terms of the number of contracts sold.

GROUP HEALTH INSURANCE

We began offering group health insurance in 1941. We offer a wide array of group health insurance products including medical, dental and vision insurance. In addition, we offer administrative services on a fee-for-service basis to large employers in the U.S. As of December 31, 2002, we provided products and services to 673,000 medical covered members, 1,460,000 dental/vision members and 1,834,000 administrative services only members on a duplicated basis. Members may be counted multiple times if they have more than one product.

PRODUCTS AND SERVICES

Our  U.S.  group  health  insurance  products  and  services  include:   medical
insurance, dental and vision insurance and fee-for-service.

GROUP MEDICAL INSURANCE. Group medical insurance provides partial reimbursement of medical expenses for insured employees and their dependents. Employees are responsible for deductibles, co-payments and co-insurance. We believe our products are well-positioned to address our customers' preference for a variety of provider choices and preferred provider discounts. We do not offer unrestricted indemnity and no longer offer the pure HMO model. As of January 1, 2002, we entered into a reinsurance agreement, which covers all medical business. Through our wholly-owned subsidiary, HealthRisk Resource Group, Inc., we also negotiate discounts with providers on claims for which we have no other pre-arranged discount.

GROUP DENTAL AND VISION INSURANCE. Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2002, we had over 34,000 group dental and vision insurance policies in force. We were the sixth largest group indemnity dental insurer in terms of 2002 sales through September 30, 2002, based on total indemnity, and the second largest in terms of number of contracts/employer groups in force based on total indemnity, according to the September, 30, 2002, LIMRA International, Inc. Sales and In Force Reports. In addition to indemnity dental, we offer a prepaid dental plan in Arizona through our Dental Net subsidiary.

FEE-FOR-SERVICE. We offer administration of group disability, medical, dental and vision services on a fee-for-service basis to larger self-insured employers.

INDIVIDUAL AND GROUP DISABILITY INSURANCE

We began as an individual disability insurer in 1952. We began as a group disability insurer in 1941. Our U.S. operations served approximately 76,000 individual disability policyholders as of December 31, 2002. Group disability provided products and services to approximately 700,000 covered members as of December 31, 2002.

We offer a wide array of individual and group disability insurance products aimed at serving our customer's financial needs throughout their lives.

PRODUCTS AND SERVICES

INDIVIDUAL DISABILITY INSURANCE. Individual disability insurance products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of a monthly income. Individual disability income represents 46% of total disability revenue. In addition to income replacement, we offer products to pay business overhead expenses for a disabled business owner, and for the purchase by the other business owners of the disabled business owner's interests in the business. Our profitability is based on charging a premium that is sufficient to cover claims and expenses while providing us with an appropriate return. Our individual disability business was ranked seventh in the U.S. as of December 31, 2001, in terms of premium in force, according to the 2001 LIMRA International, Inc. In Force Report.

GROUP DISABILITY INSURANCE. Group disability insurance provides a benefit to insured employees who become disabled. Our group disability products include both short-term and long-term disability. Long-term disability represents 35% of total disability revenue while short term disability represents 19% of total disability revenue. In addition, we provide disability management services, or rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. Our group disability business was ranked seventh in the U.S. as of December 31, 2001, in terms of number of contracts/employer groups in force, according to the 2001 LIMRA International, Inc. In Force Reports.

MARKETS AND DISTRIBUTION

We sell our individual life and individual disability income products in all 50 states and the District of Columbia. Our target market is owners and executives of small and medium-sized businesses, as well as other individuals. Cash value life insurance provides valuable benefits at death and funding for needs prior to death, including funding employee benefit liabilities, estate planning, business continuation or buy-out. We design, market and administer our products to meet these needs. We have also recently established a number of marketing and distribution alliances to increase the sales of individual insurance products with firms such as: AXA, Highland Capital, AG Edwards, Wells Fargo, Piper Jaffrey, and BISYS. Variable universal life insurance is popular for many reasons, including higher historical performance of equity investments resulting in a lower cost of insurance and an increase in values available while still alive. We also offer products specifically designed to meet the estate planning needs of business executives. Our individual disability products are also tailored to the needs of this market. A single large individual life insurance case of approximately $10.0 million was sold in 2002. No comparable case was sold in 2001 nor is anticipated for 2003. Excluding this case, small and medium-sized business sales represented 65% of individual life sales and 45% of individual disability sales for the year ended December 31, 2002, based on first year annualized premium.

We distribute our individual insurance products primarily through our affiliated financial representatives and secondarily through independent brokers. Affiliated financial representatives were responsible for 72% of individual life insurance sales (excluding the $10.0 million large case described above, 65% including this large case), based on first year annualized premium for the year ended December 31, 2002. We had 1,209 affiliated financial representatives in 46 offices as of December 31, 2002. Although they are independent contractors, we have a close tie with affiliated financial representatives and offer them benefits, training and access to tools and expertise. Non-affiliated financial representatives comprised 76% of individual disability sales (first-year annualized premium) for the year ended December 31, 2002.

We market our group life, disability, medical, dental and vision insurance products to small and medium-sized businesses to complement our retirement services and individual insurance products. We market our fee-for-service administration capabilities to larger employers that self-insure their employees' health insurance benefits.

We sell our group life, disability, dental and fee-for-service products in all 50 states and the District of Columbia. We sell vision coverage in 49 states plus the District of Columbia. We have chosen to market our group medical insurance in 35 states and the District of Columbia, which we believe have attractive market conditions. We consider a market to be attractive if there is a lack of deep penetration by HMOs and a favorable regulatory environment. We continually adapt our products and pricing to meet local market conditions.

We distribute our group insurance products through independent benefit brokers, consultants, financial planners and the same channels that sell our U.S. asset accumulation products. To reach these independent benefit brokers, consultants and financial planners, we employ three types of wholesale distributors: our medical sales representatives, our non-medical sales representatives and an independent wholesale organization, Rogers Benefit Group, dedicated to marketing group life, health and disability insurance products. We have also formed a number of strategic distribution alliances with National Brokerages and regional Brokerage Agencies.

As of December 31, 2002, we had 95 medical and non-medical sales representatives and 52 service representatives in 54 offices. Our medical and non-medical sales representatives accounted for 61%, 64% and 60% of our group insurance sales for the years ended December 31, 2002, 2001 and 2000, respectively. These representatives act as a unique combination of wholesalers and brokers. They are an integral part of the sales process alongside the agent or independent broker. In addition to a high level of involvement in the sales process, the group sales force plays a key role in the ongoing servicing of the case by: providing local, responsive services to our customers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their plan. Compensation for the group sales force is a blend of salary and production-based incentives.

Rogers Benefit Group is a marketing and service organization that represents major high quality insurance carriers specializing in individual and group medical programs, and group life, disability and dental plans. Our relationship with Rogers Benefit Group dates back to its creation in 1970. It accounted for 39%, 36% and 40% of our group insurance sales for the years ended December 31, 2002, 2001 and 2000, respectively.

MORTGAGE BANKING SEGMENT

We began our residential lending activities in 1936. Our Mortgage Banking segment is primarily engaged in residential loan production and loan servicing in the U.S. Through our wholly-owned subsidiary, Principal Residential Mortgage, Inc., ("Principal Residential Mortgage"), we originate, purchase, sell and service mortgage loans. We principally originate "A" quality home mortgages and do not originate subprime mortgages to any material degree, nor do we service or purchase any subprime mortgage loans. "A" quality loans are generally defined as loans eligible for sale to the Federal National Mortgage Association, ("Fannie Mae"), Federal Home Loan Mortgage Corporation, ("Freddie Mac") and using the Government National Mortgage Association, ("Ginnie Mae") Program. According to INSIDE MORTGAGE FINANCE, based on the unpaid balance of $107.7 billion in mortgage loans in its servicing portfolio, Principal Residential Mortgage was ranked as the eleventh largest mortgage servicer in the U.S. as of December 31, 2002, and was ranked twelfth in production with $46.8 billion of new loans for the year ended December 31, 2002.

For financial results for Mortgage Banking see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18 Segment Information".

LOAN PRODUCTION

Our loan  production  strategy  is to  manage  our four  distribution  channels:
correspondent lending, retail origination, wholesale lending and Principal Residential Mortgage Direct, in a manner that is consistent with our loan servicing strategy. We obtain new customers through each of our four distribution channels, with the majority being obtained through our correspondent lending and wholesale lending operations. Effective February 28, 2003 we will discontinue mortgage loan origination through our retail origination channel. Direct lending to retail customers will continue but will be done entirely through our Mortgage Direct channel.

We originate and purchase conventional mortgage loans, mortgage loans insured by the Federal Housing Administration, ("FHA"), and mortgage loans partially guaranteed by the Department of Veterans Affairs, ("VA"). A majority of our conventional loans are conforming loans that qualify for inclusion in guarantee programs sponsored by Fannie Mae or Freddie Mac. The remainder of the conventional loans are non-conforming loans, such as jumbo loans with an original balance in excess of $300,700 for loans delivered before January 1, 2003, and $322,700 for loans delivered after January 1, 2003, or other loans that do not meet Fannie Mae or Freddie Mac guidelines. We neither originate nor purchase "B" or "C" mortgages, defined as lower credit quality loans. However, we are beginning to originate or purchase "A-" quality residential loans that are eligible for sale to Fannie Mae or Freddie Mac. We believe this segment presents opportunities to further penetrate the expanding U.S. housing market without presenting the types of risks inherent in the subprime sector.

Our guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and Freddie Mac. Our guidelines for underwriting FHA-insured and VA-guaranteed loans comply with the criteria established by those government entities. Our underwriting guidelines and property standards for conventional non-conforming loans are based on the underwriting standards employed by private investors for such loans. In addition, conventional loans having a loan-to-value ratio greater than 80% at origination, which are originated or purchased by us, are required to have private mortgage insurance. Insurance premium is paid either by the borrower or the lender. Our underwriting standards generally allow loan-to-value at origination of up to 97% for mortgage loans with an original principal balance of up to $300,700 for loans delivered before January 1, 2003 and $322,700 for loans delivered after January 1, 2003. To determine whether a prospective borrower has sufficient monthly income available to meet: (1) the borrower's monthly obligation on the proposed mortgage loan and (2) monthly housing expenses and other financial obligations, we generally use the guidelines, techniques and technology tools provided by our investors.

As a mortgage banker, substantially all loans we originate or purchase are sold without recourse, subject in the case of VA loans to the limits of the VA's guaranty. Conforming conventional loans are generally pooled by us and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. These securities are then sold to national or regional broker-dealers. Substantially all conventional loans securitized through Fannie Mae or Freddie Mac are sold, subject to representations and warranties made by us on a non-recourse basis, whereby foreclosure losses are generally a liability of Fannie Mae or Freddie Mac. Substantially all of our FHA-insured and VA-guaranteed mortgage loans sold are securitized through the Ginnie Mae program. The FHA insures us against foreclosure loss and the VA provides partial guarantees against foreclosure loss. To guarantee timely and full payment of principal and interest on Fannie Mae, Freddie Mac and Ginnie Mae securities, we pay guarantee fees to these agencies.

We are actively engaged in the loan production business via the following distribution channels: correspondent lending; retail origination; wholesale and Principal Residential Mortgage Direct.

CORRESPONDENT LENDING. As of December 31, 2002, we had contracts with 591 lending institutions across the U.S. to purchase prime credit quality loans on an ongoing basis. According to INSIDE MORTGAGE FINANCE, as of September 30, 2002, we were the sixth largest correspondent lender in the U.S. High quality financial institutions are approved to do business with us only after we review their reputation, financial strength and lending expertise. Our "Correspondent Lending Service Center" on our Internet website currently offers online access to loan registration, an interactive sellers' procedure manual, seller-specific rate/price quotations and simplified contact information. We are developing online technologies to offer automated underwriting systems, pipeline reporting and account management tools and electronic business-to-business capabilities for our correspondent sellers. Additionally, we are forging numerous alliances with third-party service providers to further streamline processes, improve productivity and provide outstanding customer service.

RETAIL ORIGINATION. Our retail channel originates prime credit quality mortgages through referrals from real estate agents, builders and personal contact with consumers through our nationwide network, which was comprised of 318 mortgage loan officers located in 83 offices as of December 31, 2002. Effective February 28, 2003 we will discontinue mortgage loan origination through our retail origination channel. Direct lending to retail customers will continue entirely through our Principal Residential Mortgage Direct channel.

WHOLESALE. Our wholesale channel originates or purchases prime credit quality loans through 13 regional offices that worked directly with 3,465 participating mortgage loan brokers across the U.S. as of December 31, 2002. Mortgage loan brokers are approved only after a review of their reputation and mortgage lending expertise and financial condition. Through the "Wholesale Lending Service Center" on our Internet website, wholesale lenders can retrieve contact information and seller specific interest rate quotations. We have developed plans and are working to provide online registration, automated underwriting system, pipeline reporting and account management services to our brokers. We are also developing electronic document delivery and execution capabilities for wholesale sellers to exchange secure documents with wholesale purchasers.

PRINCIPAL RESIDENTIAL MORTGAGE DIRECT. Our Mortgage Direct channel originates prime credit quality mortgage loans through direct contact with current and new customers via telephone and the Internet. The goal of our Internet channel is to give our current customers access to a customer-focused website, allowing them to obtain home financing quickly, confidently and at an attractive value, while preserving acceptable profit margins for us. We believe that providing current customers with choice, ease of access, convenient processes and simplified procedures will cause a growing percentage of our customers to choose us for all of their home financing needs.

LOAN SERVICING

We service residential mortgages in return for a servicing fee. Our servicing division receives and processes mortgage payments for home owners, remits payments to investors and others, holds escrow funds, contacts delinquent borrowers, supervises foreclosures and property dispositions and performs other miscellaneous duties related to loan administration. We acquire only "A" or "A-" quality home mortgages for servicing. This practice simplifies the systems necessary for servicing and reduces the amount of time and money spent on collections and foreclosure administration activities. Our goal is to service, on a non-recourse basis, a majority of the loans that we originate. In addition, we periodically purchase servicing rights, also on a non-recourse basis to us, on prime quality mortgage loans originated by other lenders. Our purchases focus primarily on the acquisition of Fannie Mae, Freddie Mac and Ginnie Mae servicing rights packages. Factors which influence the management of the servicing portfolio include the expected long-term and short-term profitability of the servicing rights, customer retention objectives and the potential cross-selling of retirement investments and insurance and other products to home owners. Servicing contracts acquired accounted for 22% of our mortgage servicing portfolio as of December 31, 2002.

The weighted-average interest rate in our servicing portfolio as of December 31, 2002 was 6.66%. As of December 31, 2002, fixed rate loans comprised 96% of the servicing portfolio and the weighted-average interest rate of the fixed-rate loans was 6.71%.

In November 1999, we established a wholly-owned reinsurance subsidiary, Principal Mortgage Reinsurance Company ("PMRC"), which reinsures a portion of the primary mortgage insurance on loans that we originate or purchase. In return for our participation in the mortgage insurance risk, we receive a portion of the mortgage insurance premium.

CORPORATE AND OTHER SEGMENT

Our Corporate and Other segment holds the assets in excess of those needed by the four operating segments. These assets are primarily comprised of fixed income securities, common stock and real estate investments. All long-term debt and inter-segment eliminations are included in this segment.

For financial results for Corporate and Other see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18 Segment Information".

COMPETITION

Competition in our operating segments is based on a number of factors including: service, product features, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete for customers and distributors with a large number of financial services companies such as banks, mutual funds, broker-dealers, insurers and asset managers. Some of these companies offer a broader array of products, more competitive pricing, greater diversity of distribution sources, better brand recognition or, with respect to insurers, higher financial strength ratings. Some may also have greater financial resources with which to compete or may have better investment performance at various times.

Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, Nationwide, AXA, Mass Mutual and Manulife. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 8,307 mutual funds in the U.S. as of December 31, 2001, according to the Investment Company Institute 2001 Mutual Fund Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. As we expand into additional distribution channels for this product, we will face strong competition from Nationwide and Hartford. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and AIG. In the highly competitive life and health insurance business, our competitors include other insurers such as UNUM, Guardian, The Northwestern Mutual Life Insurance Company, Manulife, Blue Cross and Blue Shield organizations, and health maintenance organizations such as United HealthCare and Aetna. The mortgage banking industry is also highly competitive and fragmented and we compete with other mortgage bankers, commercial banks, savings and loan associations, credit unions and insurance companies such as Countrywide and Wells Fargo.

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

Principal Life has been assigned the following ratings:

RATING AGENCY             FINANCIAL STRENGTH RATING    RATING STRUCTURE

A.M. Best Company, Inc.   A+ ("Superior") with a       Second highest of 16
                          stable outlook               rating levels
Fitch Ratings             AA ("Very Strong") with      Third highest of 24
                          a stable outlook             rating levels
Moody's Investors Service Aa3 ("Excellent") with       Fourth highest of 21
                          a stable outlook             rating levels
Standard & Poor's Rating  AA ("Very Strong") with      Third highest of 21
Services                  a negative outlook           rating levels

A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have achieved superior overall performance when compared to the norms of the life insurance industry and have demonstrated a strong ability to meet their policyholder and other contractual obligations. Fitch's ratings for insurance companies range from "AAA" to "D". Fitch indicates that "AA" ratings are assigned to those companies that have demonstrated financial strength and a very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's ratings for insurance companies range from "Aaa" to "C". Moody's indicates that "A ("Excellent")" ratings are assigned to those companies that have demonstrated excellent financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "AA" ratings are assigned to those companies that have demonstrated very strong financial security. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the experience and competency of its management and other factors.

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

EMPLOYEES

As of December 31, 2002, we had 15,038 employees. None of our employees is subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

INTERNET WEBSITE

Our Internet website can be found at www.principal.com. We make available free of charge on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

We own 26 properties in our home office complex in Des Moines, Iowa and in various other locations. Of these 26 properties, 11 are office buildings, 1 is a warehouse facility, 13 are parking lots and ramps, and 1 is a park/green space. Of the office and warehouse space, we occupy approximately 93% of the 2.78 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. Of the parking properties there are approximately 6,918 stalls. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

ITEM 3.  LEGAL PROCEEDINGS

We are a plaintiff or defendant in actions arising out of our operations. We are, from time to time, also involved in various governmental and administrative proceedings. While the outcomes of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on our business, financial condition or results of operations. However, no assurances can be given that such litigation would not materially and adversely affect our business, financial condition or results of operations.

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

Other companies in the life insurance industry have historically been subject to substantial litigation resulting from claims, disputes and other matters. Most recently, such companies have faced extensive claims, including class-action lawsuits, alleging improper life insurance sales practices. Negotiated settlements of such class-action lawsuits have had a material adverse effect on the business, financial condition and results of operations of certain of these companies.

Principal Life was a defendant in two class-action lawsuits, which alleged improper sales practices. We have settled these two class-action lawsuits and have accrued a loss reserve for our best estimate based on information available. We believe this reserve is sufficient to cover our obligation under the settlements. A number of persons and entities who were eligible to be class members have excluded themselves from the class (or "opted out"), as the law permits them to do. We have been notified that some of those who opted out from the class filed lawsuits and made claims similar to those addressed by the settlement. Most of those lawsuits and claims have resolved. We accrued a loss reserve for our best estimate of our potential exposure to the suits and claims. As uncertainties continue to exist in resolving this matter, it is reasonably possible that all the actual costs of the suits and claims could exceed our estimate. The range of any such costs cannot be presently estimated; however, we believe the additional cost will not have a material impact on our business, financial condition or results of operations.

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned ESTHER L. GAYMAN V. PRINCIPAL MUTUAL HOLDING COMPANY, ET AL. On April 16, 2002, the Court granted our Motion to Dismiss and ordered the lawsuit be dismissed in its entirety. On April 17, 2002, a Judgment was entered to that effect. The Plaintiffs filed an appeal on May 15, 2002, with the 7th Circuit Court of Appeals. On November 22, 2002, the 7th Circuit Court of Appeals affirmed the District Court's decision.

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

J. BARRY GRISWELL, 53, has been Chairman, President and Chief Executive Officer of the Company and Principal Life since 2002, a director of the Company since 2001, and a Principal Life director since 1998. Prior thereto, he had been President and Chief Executive Officer of the Company since April 2001, and
President and Chief Executive Officer of Principal Life since January 2000. Prior to January 2000, Mr. Griswell held the following positions with Principal
Life: President from 1998-2000 and Executive Vice President from 1996-1998. He is a Chartered Life Underwriter, a Chartered Financial Consultant and a LIMRA Leadership Institute Fellow. He is Chair of the Executive Committee of the Board.

JOHN E. ASCHENBRENNER, 53, who heads the Life and Health Insurance and Mortgage Banking segments of our operations has been Executive Vice President of the Company since April 2001, and Executive Vice President of Principal Life since January 2000. Prior thereto, he was Senior Vice President of Principal Life from 1996-December 1999. Mr. Aschenbrenner serves as a director of the 24 mutual funds that comprise the Principal Family of Mutual Funds.

MICHAEL T. DALEY, 46, who heads Marketing and Distribution has been Executive Vice President of the Company since April 2001, and Executive Vice President of Principal Life since June 2000. Prior thereto, he was Senior Vice President of CIGNA Retirement and Investment Services from 1997-2000.

DENNIS P. FRANCIS, 59, has been Chief Executive Officer of Principal Global Investors since 1999. He has been Senior Vice President of the Company since April 2001, and Senior Vice President and Chief Investment Officer of Principal Life since 1998. From 1990-1997, he was Vice President--Commercial Real Estate of Principal Life.

MICHAEL H. GERSIE, 54, has been Executive Vice President and Chief Financial Officer of the Company since April 2001, and Executive Vice President and Chief Financial Officer of Principal Life since January 2000. From 1994-1999, he was Senior Vice President of Principal Life.

ELLEN Z. LAMALE, 49, has been Senior Vice President and Chief Actuary of the Company since April 2001, and Senior Vice President and Chief Actuary of Principal Life since June 1999. From 1992-1999, she was Vice President and Chief Actuary of Principal Life.

JULIA M. LAWLER, 43, has been Senior Vice President and Chief Investment Officer of the Company since July 2002. From 2000-2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC. From 1999-2000, she was Vice President-- Capital Markets. From 1998-1999, she was Director--Capital Markets of Principal Life.

JAMES P. MCCAUGHAN, 49, has been the Executive Vice President of the Company and global head of asset management for Principal Financial Group since April 2002. From 2000-2002, he was CEO of the Americas division of Credit Suisse Asset Management in New York, New York. From 1998-1999, he was President and Chief Operating Officer of Oppenheimer Capital in New York, New York.

MARY A. O'KEEFE, 46, who heads Corporate Relations and Human Resources, has been Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998. From 1994-1997, she was Vice President--Corporate Relations of Principal Life.

GARY P. SCHOLTEN, 45, has been Senior Vice President and Chief Information Officer of the Company since November 2002. From 1998-2002, he was Vice President of retail information services of Principal Life.

KAREN E. SHAFF, 48, has been Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000. From June 1999-December 1999, she was Senior Vice President and Deputy General Counsel of Principal Life, and from 1995-May 1999, she was Vice President and Associate General Counsel of Principal Life.

NORMAN R. SORENSEN, 57, has been President of Principal International, Inc. since 1998, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since December 1998. From 1989-November 1998, he was Vice President and Senior Executive--Latin America, American International Group.

LARRY D. ZIMPLEMAN, 51, has been the head of our International Asset Accumulation business since January 2003, our U. S. Asset Accumulation business since February 2002, and Executive Vice President of the Company and Principal Life since August 2001. Prior to his current position, Mr. Zimpleman was Senior Vice President of Principal Life from June 1999-August 2001, Vice President from 1998-1999 and Vice President--Pension from 1994-1998. Mr. Zimpleman serves as Chairman of the Board and a director of each of Principal's 24 Mutual Funds.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 28, 2003, there were approximately 586,944 stockholders of record of our common stock.

The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

                           HIGH                  LOW                DIVIDENDS
                      --------------        --------------        --------------

2002
First Quarter           $27.05                $22.00                  -
Second Quarter          $31.50                $25.00                  -
Third Quarter           $30.70                $25.15                  -
Fourth Quarter          $31.49                $22.50                $0.25

2001
For the period from
October 23, 2001
through December
31, 2001                $24.75                $20.40                  -

We declared an annual cash dividend of $0.25 per common share on October 25, 2002, and paid such dividend on December 9, 2002, to shareholders of record on the close of business on November 8, 2002. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial information of Principal Financial Group, Inc. We derived the consolidated financial information for each of the years ended December 31, 2002, 2001 and 2000 and as of December 31, 2002 and 2001 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information for the year ended December 31, 1999 and 1998 and as of December 31, 2000, 1999 and 1998 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information has been prepared in accordance with U.S. GAAP.

The following is a summary of financial information. In order to fully understand our consolidated financial information, you should also read Item 7.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the notes to the financial statements included in this Form 10-K. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.





                                                            AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                   2002(2)       2001(2)       2000(2)       1999(2)       1998(2)
                                               ------------   -----------   -----------   ----------   ------------
                                                              ($ IN MILLIONS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA(1):
Revenues:
   Premiums and other considerations......     $ 3,881.8      $ 4,122.3     $  3,996.4    $  3,937.6   $ 3,818.4
   Fees and other revenues................       1,990.8        1,600.7        1,300.6       1,191.8       978.8
   Net investment income..................       3,304.7        3,383.6        3,157.6       3,055.3     2,933.9
   Net realized/unrealized capital gains
     (losses).............................        (354.8)        (514.0)         139.6         404.5       465.8
                                               ------------   -----------   -----------   ----------   -----------
     Total revenues.......................     $  8,822.5     $ 8,592.6     $  8,594.2    $  8,589.2   $ 8,196.9

Income from continuing operations, net of
   related income taxes...................     $   619.9      $   380.7     $    611.7    $    745.2   $   693.0
Income (loss) from discontinued operations,
   net of related income taxes (3) .......        (196.7)         (11.2)           8.5          (3.1)         -
                                               ------------   -----------   -----------   ----------    ----------
Income before cumulative effect of
   accounting changes.....................         423.2          369.5          620.2         742.1       693.0
Cumulative effect of accounting
   changes, net of related income taxes
   (4) ...................................        (280.9)         (10.7)           -             -            -
                                               ------------   -----------   -----------   ----------   -----------
Net income................................     $   142.3      $   358.8     $    620.2    $    742.1   $   693.0
                                               ============   ===========   ===========   ==========    ==========



                                                           AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                 2002(2)       2001(2)       2000(2)       1999(2)      1998(2)
                                                ------------   -----------   -----------  -----------  -----------
                                                              ($ IN MILLIONS, EXCEPT PER SHARE DATA)


EARNINGS PER SHARE DATA(5):
Income from continuing operations per
   share:
   Basic..................................      $     1.77    $     1.05       N/A           N/A          N/A
   Diluted................................      $     1.77    $     1.05       N/A           N/A          N/A
Net income per share:
   Basic..................................      $     0.41    $     0.99       N/A           N/A          N/A
   Diluted................................      $     0.41    $     0.99       N/A           N/A          N/A

Common shares outstanding at year-end
   (in millions)..........................          334.4         360.1        N/A           N/A          N/A
Weighted-average common shares
   outstanding for the year (in millions).          350.2         362.4        N/A           N/A          N/A
Weighted-average common shares and
   potential common shares outstanding
   for the year for computation of diluted          350.7         362.4        N/A           N/A          N/A
   earnings per share (in millions).......

Cash dividends per share..................      $     0.25        N/A          N/A           N/A          N/A

BALANCE SHEET DATA(1):

Total assets..............................      $89,861.3     $88,350.5     $ 84,404.9    $ 83,953.2    $ 74,046.7

Long-term debt............................      $ 1,332.5     $ 1,378.4     $  1,336.5    $  1,492.9    $    670.9


Common stock(6)...........................      $     3.8     $     3.8     $      -      $      -      $     -
Additional paid-in capital(7).............        7,106.3       7,072.5            -             -            -
Retained earnings (deficit)(8)............           29.4         (29.1)       6,312.5       5,692.3       4,950.2
Accumulated other comprehensive
   income (loss)..........................          635.8         147.5          (60.0)      (139.4)         717.0
Treasury stock, at cost...................       (1,118.1)       (374.4)            -             -             -
                                                ------------  ------------ -------------  -----------  -----------
       Total stockholders' equity.........      $ 6,657.2     $ 6,820.3     $  6,252.5    $  5,552.9     $ 5,667.2
                                                ============  ============  ============  ===========  ===========




                                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                 2002(2)         2001(2)          2000(2)        1999(2)         1998(2)
                                               ------------    -------------    ------------    -----------    ------------
                                                                 ($ IN MILLIONS, EXCEPT PER SHARE DATA)

OTHER SUPPLEMENTAL DATA:
Net income................................     $   142.3       $   358.8        $    620.2      $    742.1     $   693.0
Less:
Net realized/unrealized capital gains
(losses), as adjusted (9).................        (243.9)         (321.0)             93.0           265.2         320.7
Non-recurring items(10)...................        (363.2)          (42.3)            (92.5)           (3.1)        104.8
                                               ------------    -------------    ------------    -----------    ------------
       Operating earnings.................     $   749.4       $   722.1        $    619.7      $    480.0     $   267.5
                                               ============    =============    ============    ===========    ============

Operating return on average equity(11)....          11.8%           10.9%             10.5%            8.9%          5.8%
Total return on average equity(12)........           2.2%            5.5%             10.3%           13.9%         15.1%

Assets under management ($ in billions)...     $   111.1       $   120.2        $    117.5      $    116.6     $    80.4

Number of employees (actual)..............        15,038          17,138           17,473           17,129        15,970

---------

(1) We have reclassified periods prior to December 31, 2002, to conform to the presentation for that period.

(2) For a discussion of items materially affecting the comparability of 2002, 2001, and 2000, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Transactions Affecting Comparability of Results of Operations and Demutualization and Initial Public Offering."

     Our consolidated financial information for 1999 and 1998 was affected by the following transactions that affect year-to-year comparability:

     o On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, We accounted for our investment in Coventry using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million, $20.2 million, $20.6 million and $19.1 million for the years ended December 31, 2002, 2001, 2000, and 1999, respectively. Our share of Coventry's net loss was $9.8 million for the year ended December 31, 1998.

(3)  On October 31, 2002,  we sold  substantially  all of BT Financial  Group to
     Westpac Banking Corporation. BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) and cash flows have been removed from our income from continuing operations for all periods presented.

(4) See Item 8. "Financial Statements and Supplementary Data- Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" for a description of recent accounting changes.

(5) Earnings per share information for 2001 represents unaudited pro forma earnings per common share for the year ended December 31, 2001. For purposes of calculating pro forma per diluted share information, weighted-average shares outstanding were used. For the period January 1, 2001 through October 25, 2001, we estimated 360.8 million common shares were outstanding. This consists of 260.8 million shares issued to eligible policyholders in our demutualization and the 100.0 million shares issued in our initial public offering ("IPO") which closed on October 26, 2001. For the period October 26, 2001 through December 31, 2001, actual shares outstanding were used in the weighted-average share calculation.

(6) During 2001, we issued 260.8 million shares of common stock as compensation in the demutualization, 100.0 million shares of common stock in our IPO and
     15.0 million shares of common stock as a result of the exercise of over-allotment options granted to underwriters in the IPO. All shares issued have a $0.01 per share par value.

(7) As of December 31, 2001, represents: a) additional paid-in capital from the demutualization resulting from the reclassification of residual retained earnings of Principal Mutual Holding Company, net of common stock issued ($5,047.7 million); b) net proceeds, net of common stock issued, from the sale of 100.0 million shares of common stock in our IPO ($1,752.9 million);
     c) net proceeds, net of common stock issued, from the exercise of over-allotment options granted to underwriters in the IPO ($265.2 million); and
     d) common stock issued and held in a rabbi trust ($6.7 million).

(8) As of December 31, 2001, represents a $29.1 million net loss for the period October 26, 2001 through December 31, 2001. Retained earnings as of October 26, 2001, were reclassified to additional paid-in capital as a result of our demutualization.

(9) Net realized/unrealized capital gains (losses), as adjusted, are net of income tax, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains distributed to customers and certain market value adjustments to fee revenues. Deferred policy acquisition costs represent commissions and other selling expenses that vary with and are directly related to the production of business. These acquisition costs are deferred and amortized in conformity with U.S. GAAP.

(10) For a discussion of non-recurring items materially affecting the comparability of 2002, 2001, and 2000, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations by Segment."

     For the year ended December 31, 1999, we excluded $3.1 million of non-recurring items, net of income taxes, from net income for our presentation of operating earnings. The non-recurring items included the negative effects of the loss from discontinued operations of BT Financial Group.

     For the year ended December 31, 1998, we excluded $104.8 million of non-recurring items, net of income taxes, from net income for our presentation of operating earnings. The non-recurring items included: (a) the positive effects of (i) Principal Life's release of tax reserves and related accrued interest ($164.4 million) and (ii) accounting changes by our international operations ($13.3 million); and (b) the negative effects of (i) a contribution related to permanent endowment of the Principal Financial Group Foundation ($45.5 million) and (ii) expenses and adjustments for changes in amortization assumptions for deferred policy acquisition costs related to our corporate structure change to a mutual insurance holding company ($27.4 million).

(11) We define operating return on average equity as operating earnings divided by average total equity, excluding accumulated other comprehensive income. We have excluded accumulated other comprehensive income due to its volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating return on average equity should not be considered a substitute for any U.S. GAAP measure of performance.

(12) We define total return on average equity as net income divided by average total equity, excluding accumulated other comprehensive income. We have excluded accumulated other comprehensive income due to its volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of December 31, 2002, compared with December 31, 2001, and our consolidated results of operations for the years ended December 31, 2002, 2001 and 2000, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

OVERVIEW

We are a leading provider of retirement savings, investment and insurance products and services. We have four operating segments:

o U.S. Asset Management and Accumulation, which consists of our asset accumulation operations which provide products and services, including retirement savings and related investment products and services, and our asset management operations conducted through Principal Global Investors, formerly known as Principal Capital Management. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

o International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, Japan, India and Malaysia. Prior to October 31, 2002, the operating segment included BT Financial Group, an Australia based asset manager. We sold substantially all of BT Financial Group, effective October 31, 2002. See "Transactions Affecting Comparability of Results of Operations."

o Life and Health Insurance, which provides life insurance, health insurance as well as disability insurance throughout the U.S. Our life insurance products include universal and variable universal life, traditional life, and group life. Our health insurance products include medical insurance, dental and vision insurance, and administrative services. Our disability insurance products include individual and group disability insurance.

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

CRITICAL ACCOUNTING POLICIES

The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. We have identified three critical accounting policies that are complex and require significant judgment. A summary of our critical accounting policies is intended to enhance the reader's ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance.

VALUATION OF INVESTED ASSETS

VALUATION POLICIES. We classify our investments into one of three categories: held-to-maturity, available-for-sale or trading. We determine the appropriate classification of fixed maturity securities at the time of purchase. Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify our fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes. Unrealized gains and losses related to trading securities are reflected in net income as net realized/unrealized capital gains (losses). The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated prepayments as determined by broker-dealer surveys or internal estimates and the estimated lives of the securities.

Equity securities include mutual funds, common stock and non-redeemable preferred stock. The cost of equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). Equity securities are classified as available-for-sale and, accordingly, are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes.

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for our properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost bases of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. Any impairment losses and any changes in valuation allowances are reported in net income as net realized/unrealized capital gains (losses).

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

Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a provision for loss is established for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The provision for losses is reported as a net realized/unrealized capital loss on our consolidated statements of operations. Mortgage loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries are credited to the allowance for losses. The allowance for losses is maintained at a level believed adequate by us to absorb estimated probable credit losses. Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may change.

We sell commercial mortgage loans to an unconsolidated qualified special purpose entity which then issues mortgage-backed securities. We may retain immaterial interests in the loans by purchasing portions of the securities from the issuance. Gain or loss on the sales of the mortgages is reported as fees and other revenues and depends in part on the previous carrying amounts of the financial assets involved in the transfer, which is allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Fair values are determined by quoted market prices of external buyers of each class of security purchased. The retained interests are thereafter carried at fair value with other fixed maturity investments and classified as available-for-sale.

We also sell residential mortgage loans and retain servicing rights which are retained interests in the sold loans. Gain or loss on the sales of the loans is reported as fees and other revenues and depends in part on the previous carrying amounts of the loans sold and the interests retained based on their relative fair values at the date of the transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so we estimate fair value based on the present value of the future expected cash flows using our best estimates of assumptions we believe market participants would use to value such interests.

Corporate private placement bonds represent a primary area of credit risk exposure. The corporate private placement bond portfolio is diversified by issuer and industry. We monitor the restrictive bond covenants which are intended to regulate the activities of issuers and control their leveraging capabilities.

VALUATION MODELS AND ASSUMPTIONS. Since many of the fixed maturity securities that we invest in are private market assets, there are not readily available market quotes available to determine the fair market value of these assets. These assets are valued by discounting future cash flows. The discount rate is based on a Treasury curve sourced from Bloomberg, credit spreads provided by Capital Management Sciences, and a liquidity-spread add-on determined by us. The spreads used are unique by credit rating for each asset. We also determine the credit ratings used in the process.

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

Reserves are liabilities representing estimates of the amounts that will come due, at some point in our future, to our contractholders. The methods of establishing reserves are prescribed by U.S. GAAP, allowing for some degree of managerial judgment. As a basis for making management decisions, we conduct studies of our experience: mortality, morbidity, investment and expense. We compare our results to that of the industry to ensure actuarial credibility. Once this information is gathered, following common industry practices, the reserves are set. Our reserve levels are reviewed throughout the year using internal analysis, the annual audit, and statutory asset adequacy analysis. To the extent experience indicates a potential redundancy/deficiency, reserves would be released/increased.

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

Excluding non-participating term life insurance policies, the deferred policy acquisition cost asset is amortized in relation to the gross profits of the underlying policies, over the expected lifetime of these policies. At issue, the pattern of expected gross profits is established based on our expectation of future profit margins. These profit margins contain assumptions relating to mortality, morbidity, investment yield and expenses. As actual experience emerges, the profit margins may vary from those expected either in magnitude or timing. For our universal life and investment contracts, we are required by accounting practice to reflect the actual gross profits of the underlying policies. In addition, we are required to revise our assumptions regarding future experience as soon as the current assumptions become no longer actuarially credible. Both actions, reflecting actual experience and changing future estimates, can cause changes in the amount of the asset and the pattern of future amortization.

MORTGAGE LOAN SERVICING RIGHTS

Mortgage loan servicing rights represent the cost of purchasing or originating the right to receive cash flows from servicing mortgage loans. Servicing rights are recorded at the time of sale of the underlying mortgage loans where the servicing is retained. The total cost of the mortgage loans, which includes the cost to acquire the servicing rights, is allocated to the mortgage loans and the servicing rights based on their relative fair values at the date of sale. Cost basis also includes adjustments resulting from the application of hedge accounting. Capitalized servicing rights are carried at the lower of cost or market value. The capitalized value is amortized in proportion to, and over the period of, estimated net servicing income.

Capitalized mortgage loan servicing rights are periodically assessed for impairment based on the estimated fair value of those rights. Fair values are estimated using estimates of discounted future net cash flows over the expected life using loan prepayment, discount rate, ancillary fee income and other economic factors we believe market participants would use to value such assets. For purposes of performing our impairment evaluation, we stratify the servicing portfolio on the basis of certain predominant risk characteristics, including loan type and note rate. To the extent that the carrying value of the servicing rights exceeds fair value for any stratum, a valuation allowance is established, which may be adjusted in the future as the value of the servicing rights increase or decrease. This valuation allowance is recognized in the consolidated statements of operations during the period in which impairment occurs.

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

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following businesses, among others, during the past three years:

AFORE TEPEYAC S.A. DE C.V. On November 8, 2002, we signed an agreement to acquire AFORE Tepeyac S.A. de C.V. in Mexico from Mapfre American Vida, Caja Madrid and Mapfre Tepeyac for MX$590.0 million Mexican Pesos ("MX$")(approximately U.S. $58.0 million). We expect this transaction to be completed in the first half of 2003 when the operations will be integrated into Principal International, Inc., as a part of our International Asset Management and Accumulation segment.

ZURICH AFORE S.A. DE C.V. On May 31, 2002, we purchased a 100% ownership of Zurich AFORE S.A. de C.V. ("Zurich AFORE") in Mexico from Zurich Financial Services for MX$480.5 million (approximately U.S. $49.0 million). The operations of Zurich AFORE have been integrated into Principal International, Inc., as a part of our International Asset Management and Accumulation segment.

SPECTRUM ASSET MANAGEMENT. On October 1, 2001, Spectrum Asset Management ("Spectrum") became an affiliate of Principal Global Investors. The acquisition was accounted for using the purchase method and the results of operations of the acquired business have been included in our financial statements from the date of acquisition. In October 2002, we purchased the remaining 20% of Spectrum. We included revenues of $5.9 million and $0.8 million for the years ended December 31, 2002 and 2001, respectively, in our consolidated results of operations.

DISPOSITIONS

We entered into disposition agreements or disposed of the following businesses, among others, during the past three years:

BT FINANCIAL GROUP. On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac") for proceeds of
A$900.0 million Australian dollars ("A$") (U.S. $499.4 million), and future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $80.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management.

Excluding contingent proceeds, our estimated after-tax proceeds from the sale are expected to be approximately U.S. $938.4 million. This amount includes cash proceeds, expected tax benefits, and gain from unwinding the hedged asset associated with debt used to acquire BT Financial Group in 1999. We have accrued for an estimated after-tax loss on disposal of $208.7 million as of December 31, 2002. This loss is recorded in the loss from discontinued operations in the consolidated statement of operations. Future adjustments to the estimated loss are expected to be recorded through the first half of 2003, as the proceeds from the sale are finalized.

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

                                       FOR THE YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                      2002               2001            2000
                                   ----------        -----------       ---------
                                            (IN MILLIONS, EXCEPT AS INDICATED)

Total assets under management
($ in billions)....................$   -             $  21.6           $  25.4
                                   ==========        ===========       =========

Total revenues ....................$ 139.7           $ 220.9           $ 285.5
                                   ==========        ===========       =========
Loss from continuing operations
 corporate overhead) ..............$  (2.6)          $  (3.6)          $  (2.0)

Income (loss) from discontinued
  operations:
Income (loss) before income taxes..   17.7             (15.6)             20.2
Income taxes (benefits)............    5.7              (4.4)             11.7
                                   ----------        -----------       ---------
Income (loss) from discontinued
 operations........................   12.0             (11.2)              8.5
Income (loss) on disposal, net of
 related income taxes.............. (208.7)              -                 -
                                   ----------        -----------       ---------
Income (loss) from discontinued
 operations, net of related income
 taxes............................. (196.7)            (11.2)              8.5
Cumulative effect of accounting
 change, net of related income
 taxes............................. (255.4)              -                 -
                                   ----------        -----------       ---------
Net income (loss)..................$(454.7)          $ (14.8)          $   6.5
                                   ==========        ===========       =========

COVENTRY HEALTH CARE. On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. We received proceeds of $325.4 million, resulting in a net realized capital gain of $183.0 million, or $114.5 million net of income taxes.

We reported our investment in Coventry in our Corporate and Other segment and accounted for it using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million, $20.2 million and $20.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

PT ASURANSI JIWA PRINCIPAL INDONESIA. On September 25, 2001, we disposed of all the stock of PT Asuransi Jiwa Principal Indonesia, our subsidiary in Indonesia. We currently have no business operations in Indonesia. We received nominal proceeds, which resulted in a realized capital loss of $6.7 million. We included nominal revenues and net loss from our operations in Indonesia in our consolidated results of operations for the years ended December 31, 2001 and 2000.

PRINCIPAL INTERNATIONAL ESPANA, S.A. DE SEGUROS DE VIDA. On February 15, 2001, we disposed of all of the stock of Principal International Espana, S.A. de Seguros de Vida, our subsidiary in Spain, for nominal proceeds, resulting in a realized capital loss of $38.4 million, or $21.0 million net of income tax, ceasing our business operations in Spain.

We did not include revenues or net income from our operations in Spain in our consolidated results of operations for the years ended December 31, 2002 and 2001, respectively. We included revenues of $49.4 million and net loss of $1.2 million from our operations in Spain in our consolidated results of operations for the year ended December 31, 2000.

OTHER TRANSACTIONS

SALE OF RETAIL MORTGAGE LENDING BRANCH OFFICES. On January 29, 2003, Principal Residential Mortgage, Inc. ("Principal Residential Mortgage"), announced the decision to focus its retail consumer loan origination business within its Mortgage Direct operation, which originates loans across the nation via phone and online. The company will also continue to concentrate on growing its Correspondent Lending, Wholesale and Servicing businesses.

On February 5, 2003, Principal Residential Mortgage announced it had signed a definitive agreement to sell the retail mortgage lending branches to American Home Mortgage, Inc. ("American Home Mortgage"), an independent retail mortgage banking company. American Home Mortgage will pay Principal Residential Mortgage a guaranteed profit margin on its current application pipeline, purchase the assets of the branch network and assume related liabilities. The sale is expected to close in the first quarter of 2003, pending regulatory approvals and other normal closing conditions.

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

MEDICARE SUPPLEMENT REINSURANCE TRANSACTION. Effective July 1, 2000, we entered into a reinsurance agreement with General & Cologne Life Re of America to reinsure 100% of our Medicare supplement insurance business. Medicare supplement insurance premiums were $98.4 million for the year ended December 31, 2000.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated operating earnings and net income. Our consolidated operating earnings were negatively impacted $4.1 million and $1.8 million for the years ended December 31, 2002 and 2001 and positively impacted $0.6 million for the year ended December 31, 2000, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

DEMUTUALIZATION AND INITIAL PUBLIC OFFERING

Effective October 26, 2001, Principal Mutual Holding Company converted from a mutual insurance holding company to a stock company. All membership interests in Principal Mutual Holding Company were extinguished on that date and eligible policyholders received, in aggregate, 260.8 million shares of common stock, $1,177.5 million of cash and $472.6 million of policy credits as compensation.

In addition, on October 26, 2001, we completed our initial public offering ("IPO") in which we issued 100.0 million shares of common stock at a price of $18.50 per share, prior to the underwriters' exercise of the overallotment option. Net proceeds from the IPO were $1,753.9 million, of which $64.2 million was retained by Principal Financial Group, Inc., and $1,689.7 million was contributed to Principal Life. Proceeds were net of offering costs of $96.5 million and a related tax benefit of $0.4 million.

Costs relating to the demutualization, excluding costs relating to the IPO were $2.0 million, $18.6 million and $7.2 million, net of income taxes, in 2002, 2001 and 2000, respectively. Demutualization expenses consist primarily of printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us on the demutualization. In addition, our costs include the costs of the advisors of the Insurance Commissioner of the State of Iowa and the New York State Insurance Department, other regulatory authorities and internal allocated costs for staff and related costs associated with the demutualization.

PENSION EXPENSE

The 2003 pension expense for substantially all of our employees and certain agents is expected to be approximately $60.2 million. This is an increase of $53.7 million over the 2002 pension expense of $6.5 million. This increase is primarily due to the impact of low interest rates and the equity market downturn. The discount rate used to value the liabilities was lowered to 6.5% from the 2002 discount rate of 7.5% and the return on assets assumption was lowered to 8.5% from the 2002 return on assets assumption of 9.0%.

RECENT ACCOUNTING CHANGES

The Derivative Implementation Group has recently released Statement 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). DIG B36 addresses whether SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. DIG 36 has been exposed for comment by the FASB. It is not expected to be finalized by the FASB until sometime in the second quarter of 2003. We are currently reviewing our contracts and assessing the impact of the emerging guidance. We do not anticipate that this will result in a material impact to our financial results, financial position or cash flows.

In  January  2003,  the FASB  issued  Interpretation  No. 46,  Consolidation  of
Variable Interest Entities ("FIN 46"), which provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and effective 3rd quarter 2003 for any variable interest entities existing on or before January 31, 2003. We have initiated an assessment and are currently evaluating interests in entities that may be considered variable interest entities. We have currently identified one variable interest entity, which meets the definition of FIN 46 and was created before January 31, 2003. The impact would be the consolidation of $4.1 billion in assets and $4.1 billion of liabilities, unless the current structure is modified. The ultimate impact of adopting FIN 46 on the consolidated financial statements is still being reviewed.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") which requires certain guarantees to be recorded at fair value instead of when a loss is probable and reasonably estimated. FIN 45 also requires disclosures even when the likelihood of making any payments under the guarantee is remote. Although liability recognition only applies to guarantees issued or amended after January 1, 2003, disclosure requirements are effective for year-end 2002. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14, Commitments and Contingencies."

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the years indicated:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                        2002           2001           2000
                                      ------------    -----------    -----------
INCOME STATEMENT DATA:                                (IN MILLIONS)
Revenues:
  Premiums and other considerations...$ 3,881.8       $ 4,122.3      $  3,996.4
  Fees and other revenues.............  1,990.8         1,600.7         1,300.6
  Net investment income...............  3,304.7         3,383.6         3,157.6
  Net realized/unrealized capital
    gains (losses)....................   (354.8)         (514.0)          139.6
                                      ------------    -----------    -----------
 Total revenues.......................  8,822.5         8,592.6         8,594.2

Expenses:
  Benefits, claims and settlement
    expenses..........................  5,216.9         5,482.1         5,232.3
  Dividends to policyholders..........    316.6           313.7           312.7
  Operating expenses..................  2,623.2         2,332.7         2,209.0
                                      ------------    -----------    -----------
Total expenses........................  8,156.7         8,128.5         7,754.0
                                      ------------    -----------    -----------
Income from continuing operations
    before income taxes..............     665.8           464.1           840.2
Income taxes..........................     45.9            83.4           228.5
                                      ------------    -----------     ----------
  Income from continuing operations,
  net of related income taxes.........    619.9           380.7           611.7

  Income (loss) from discontinued
    operations, net of related income
    taxes.............................   (196.7)          (11.2)            8.5
                                      ------------    -----------    -----------
  Income before cumulative effect of
    accounting changes................    423.2           369.5           620.2

Cumulative effect of accounting
    change, net of related income
    taxes.............................   (280.9)          (10.7)            -
                                      ------------    -----------    -----------
  Net income..........................$   142.3       $   358.8      $    620.2
                                      ============    ===========    ===========
OTHER DATA:
Net income............................$   142.3       $   358.8      $    620.2
Less:
  Net realized/unrealized
    capital gains (losses),
    as adjusted.......................   (243.9)         (321.0)           93.0
  Non-recurring items................    (363.2)          (42.3)          (92.5)
                                      ------------    -----------    -----------
Operating earnings....................$   749.4       $   722.1      $    619.7
                                      ============    ===========    ===========

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Premiums and other considerations decreased $240.5 million, or 6%, to $3,881.8 million for the year ended December 31, 2002, from $4,122.3 million for the year ended December 31, 2001. The decrease reflected a $183.0 million decrease from the International Asset Management and Accumulation segment primarily resulting from decreased sales of single premium annuities with life contingencies due to the sale of a large group annuity contract in 2001 and to a lesser extent, prolonged government retention of potential annuitants in 2002 in Mexico. In addition, the decrease reflected a $37.7 million decrease from the Life and Health Insurance segment, primarily related to the reclassification of revenues from our group universal life insurance product from premiums to fee revenues and the shift in customer preference from individual traditional life insurance products to individual universal and variable universal life insurance products, partially offset by strong disability insurance sales in 2002. The decrease also reflected a $19.8 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales.

Fees and other revenues increased $390.1 million, or 24%, to $1,990.8 million for the year ended December 31, 2002, from $1,600.7 million for the year ended

December 31, 2001. The increase was primarily due to a $326.9 million increase from the Mortgage Banking segment primarily resulting from mortgage loan production fee revenues, reflecting the increase in mortgage loan production volume. The increase was also due to a $56.5 million increase from the Life and Health Insurance segment, primarily related to the reclassification of revenues from our group universal life insurance product and growth in our individual universal and variable universal life insurance business. The increase also related to a $15.7 million increase from the U.S. Asset Management and Accumulation segment primarily related to higher fee income from improved cash flows and a reduction in losses from market value fee adjustments on our participating business from pension products. In addition, the increases reflected a $10.3 million increase from the International Asset Management and Accumulation segment primarily as a result of an increase in the number of retirement plan participants due to the acquisition of Zurich AFORE in Mexico.

Net investment income decreased $78.9 million, or 2%, to $3,304.7 million for the year ended December 31, 2002, from $3,383.6 million for the year ended December 31, 2001. The decrease was primarily related to a decrease in investment yields. The yield on average invested assets and cash was 6.9% for the year ended December 31, 2002, compared to 7.7% for the year ended December 31, 2001. This reflects a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales during 2001. In addition, the decrease reflects lower average investment yields due in part to a lower interest rate environment and to a lesser extent, due to a decrease in commercial mortgage loan prepayment fee income. The decrease was partially offset by a $3,565.1 million, or 8%, increase in average invested assets and cash.

Net realized/unrealized capital losses decreased $159.2 million, or 31%, to $354.8 million for the year ended December 31, 2002, from $514.0 million for the year ended December 31, 2001. The decrease was due to the $183.0 million capital gain realized as the result of the sale of our investment in Coventry in February 2002 and the $38.4 million loss on the sale of our operations in Spain in 2001, a $79.7 million decrease in losses on fixed maturity securities sales, and a $58.5 million decrease in losses on equity securities sales. These decreases were partially offset by an increase of $109.9 million in other than temporary impairments of fixed maturity securities, a $19.7 million increase in the other than temporary declines in the value of equity securities, an increase of $54.1 million in mark to market losses on certain seed money investments, and an increase of $28.0 million in losses on derivatives.

Benefits, claims and settlement expenses decreased $265.2 million, or 5%, to $5,216.9 million for the year ended December 31, 2002, from $5,482.1 million for the year ended December 31, 2001. The decrease was partially due to a $149.5 million decrease from the International Asset Management and Accumulation segment due to higher reserve changes and policy and contract benefit payments recognized in 2001 due to the sale of a large group annuity contract, and to a lesser extent, prolonged government retention of potential annuitants in 2002 in Mexico. The decrease was also due to a $57.6 million decrease from the Life and Health Insurance segment, primarily due to amounts received from a reinsurer and lower death claims. In addition, the decrease was due to a $52.8 million decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in interest credited to customers and a decrease in sales of single premium group annuities with life contingencies.

Dividends to policyholders increased $2.9 million to $316.6 million for the year ended December 31, 2002, from $313.7 million for the year ended December 31, 2001. The increase was attributable to a $2.9 million increase from the U.S. Asset Management and Accumulation segment, resulting from an increase in dividends for our pension full-service accumulation products.

Operating expenses increased $290.5 million, or 12%, to $2,623.2 million for the year ended December 31, 2002, from $2,332.7 million for the year ended December 31, 2001. The increase was largely due to a $355.9 million increase from the Mortgage Banking segment primarily resulting from growth in the mortgage loan servicing portfolio, an increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and an increase in the mortgage loan production volume. The increase was partially offset by a $43.1 million decrease from the Corporate and Other segment, primarily due to expenses recognized in 2001 related to our demutualization, federal income tax interest related to the settlement of an IRS audit issue in 2002, offset partially by an increase to a loss contingency reserve established for sales practices litigation in 2002. In addition, the increases were partially offset by a $13.7 million decrease from the International Asset Management and Accumulation segment, primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment in Argentina. A decrease of $10.4 million from the U.S. Asset Management and Accumulation segment primarily reflected operational efficiencies including lower staffing levels and an increase in capitalization of deferred policy acquisition costs ("DPAC") from increased sales of selected pension products.

Income taxes decreased $37.5 million, or 45%, to $45.9 million for the year ended December 31, 2002, from $83.4 million for the year ended December 31, 2001. The effective income tax rate was 7% for the year ended December 31, 2002, and 18% for the year ended December 31, 2001. The effective income tax rates for the years ended December 31, 2002 and 2001 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. Our effective income tax rate was also reduced in 2001 due to additional tax benefits related to excess tax over book capital losses realized from the sales of our operations in Spain and Indonesia. The effective tax rate decreased to 7% in 2002 from 18% in 2001 primarily due to the favorable settlement of an IRS audit issue in 2002.

As a result of the foregoing factors and the inclusion of loss from discontinued operations and the cumulative effect of accounting changes, net of related income taxes, net income decreased $216.5 million, or 60%, to $142.3 million for the year ended December 31, 2002, from $358.8 million for the year ended December 31, 2001. The loss from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting changes were related to our implementation of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142") in 2002 and SFAS 133 in 2001.

For the year ended December 31, 2002, non-recurring items of $363.2 million, net of income taxes, included (1) the negative effects of: (a) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million);
(b) the loss on discontinued  operations of BT Financial Group ($196.7 million);
(c) an increase to a loss contingency reserve established for sales practices litigation ($21.6 million); and (d) expenses related to our demutualization ($2.0 million) and (2) the positive effect of the settlement of an IRS audit issue ($138.0 million). For the year ended December 31, 2001, non-recurring items of $42.3 million, net of income taxes, included (1) the negative effects of: (a) expenses related to our demutualization ($18.6 million); (b) the loss from discontinued operations of BT Financial Group ($11.2 million); (c) a cumulative effect of accounting change related to our implementation of SFAS 133 ($10.7 million); and (d) an increase to a loss contingency reserve established for sales practices litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million).

As a result of the foregoing factors and the exclusion of net realized/unrealized capital losses, as adjusted and nonrecurring items, operating earnings increased $27.3 million, or 4%, to $749.4 million for the year ended December 31, 2002, from $722.1 million for the year ended December 31, 2001. The increase resulted from a $31.9 million increase from the Life and Health Insurance segment, primarily a result of improved medical and dental loss ratios. The increase was also due to a $17.2 million increase from the International Asset Management and Accumulation segment, primarily related to improved earnings of Principal International. In addition, the increase was due to a $17.1 million increase from the U.S Asset Management and Accumulation segment primarily reflecting higher fees from improved cash flows and a decrease in expenses resulting from a decrease in interest credited to customers. An increase of $16.2 million from the Mortgage Banking segment was primarily due to an increase in mortgage loan production volume. The increases were partially offset by a $55.1 million decrease from the Corporate and Other segment, primarily related to a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales experienced in 2001 and due to a decrease of average investment yields for the segment.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Premiums and other considerations increased $125.9 million, or 3%, to $4,122.3 million for the year ended December 31, 2001, from $3,996.4 million for the year ended December 31, 2000. The increase reflected a $240.9 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. In addition, a $124.4 million increase from the International Asset Management and Accumulation segment primarily resulting from increased sales of single premium annuities with life contingencies due to the sale of a large group annuity contract in Mexico. The increases were partially offset by a $239.4 million decrease from the Life and Health Insurance segment, related to our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000. Life and Health Insurance segment premiums also decreased due to group medical premium rate increases in 2000, which led to increased lapses and lower sales in 2001.

Fees and other revenues increased $300.1 million, or 23%, to $1,600.7 million for the year ended December 31, 2001, from $1,300.6 million for the year ended December 31, 2000. The increase was primarily due to a $350.8 million increase from the Mortgage Banking segment primarily resulting from mortgage loan production fee revenues, reflecting the increase in mortgage loan production volume. The increase was also due to a $26.7 million increase from the Life and Health Insurance segment, primarily related to an increase in group health fee-for-service fee revenues, a result of growth in the business and fee rate increases, and an increase in universal and variable universal life insurance fee revenues, a result of growth in that block of business. In addition, the increase was related to a $16.6 million increase from the International Asset Management and Accumulation segment, primarily a result of an increase in the number of retirement plan participants in Mexico. The increases were partially offset by an $85.8 million decrease from the U.S. Asset Management and Accumulation segment primarily related to a decrease in surrender charge and market value fee adjustments from pension products, primarily due to a declining interest rate environment and a decrease in the recognition of front-end fee revenues, a result of changes in assumptions consistent with unlocking of deferred policy acquisition costs in 2001.

Net investment income increased $226.0 million, or 7%, to $3,383.6 million for the year ended December 31, 2001, from $3,157.6 million for the year ended December 31, 2000. The increase was primarily a result of a $1,846.2 million, or 4%, increase in average invested assets and cash and also from an increase in investment yields, primarily resulting from our investment policy during 2000 to reposition the investment portfolio to maximize investment returns by selling lower yielding fixed income securities to allow for reinvestment in higher yielding fixed income securities. The yield on average invested assets and cash was 7.7% for the year ended December 31, 2001, compared to 7.5% for the year ended December 31, 2000.

Net realized/unrealized capital losses increased $653.6 million to $514.0 million of net realized/unrealized capital losses for the year ended December 31, 2001, from $139.6 million of net realized/unrealized capital gains for the year ended December 31, 2000. Realized capital losses of $137.7 million related to sales and impairments of our investment in Enron and related entities in 2001. These entities are in the process of bankruptcy proceedings. We sold our investment in United Payors and United Providers, and realized a capital gain of $90.6 million during the year ended December 31, 2000. We realized a capital loss of $38.4 million on the sale of our operations in Spain in 2001. We realized $22.0 million in losses in our international operations from the restructuring of government bonds in Argentina and $6.7 million of realized losses in our U.S. operations related to Argentine-based-bonds in 2001. The decrease also related to permanent impairments of other fixed maturity and equity securities which were $152.6 million, during the year ended December 31, 2001.

Benefits, claims and settlement expenses increased $249.8 million, or 5%, to $5,482.1 million for the year ended December 31, 2001, from $5,232.3 million for the year ended December 31, 2000. The increase was primarily due to a $272.5 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies. The increase was also due to a $145.3 million increase from the International Asset Management and Accumulation segment due to an increase in the change in reserves and policy and contract benefit payments, primarily the result of the sale of a large group annuity contract with life contingencies in Mexico. The increases were partially offset by a $168.4 million decrease from the Life and Health Insurance segment, due to a reduction in group medical insurance business, improved group medical insurance claim experience and our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000.

Dividends to policyholders increased $1.0 million to $313.7 million for the year ended December 31, 2001, from $312.7 million for the year ended December 31, 2000. The increase was attributable to a $2.1 million increase from the U.S. Asset Management and Accumulation segment, resulting from an increase in dividends for our pension full-service accumulation products. The increase was offset by a $1.1 million decrease from the Life and Health Insurance segment due to a change in methodology of estimating dividends. Additionally, the dividends in the Closed Block were reduced due to accumulated experience losses.

Operating expenses increased $123.7 million, or 6%, to $2,332.7 million for the year ended December 31, 2001, from $2,209.0 million for the year ended December 31, 2000. The increase was primarily due to a $269.6 million increase from the Mortgage Banking segment primarily resulting from an impairment of mortgage loan servicing rights and, to a lesser extent, due to growth in the mortgage loan servicing portfolio and an increase in the mortgage loan production volume. The increase also reflected a $22.0 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in Principal Bank operating expenses related to growth in bank operations and an increase in
Principal Global Investors' operating expenses related to increases in compensation and recruiting costs and depreciation and securitization expenses. The increases were partially offset by an $89.3 million decrease from the Corporate and Other segment, primarily related to a non-recurring loss contingency reserve established during the year ended December 31, 2000, for sales practices litigation. The increases were also partially offset by a $79.0 million decrease from the Life and Health Insurance segment due to our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000.

Income taxes decreased $145.1 million, or 64%, to $83.4 million for the year ended December 31, 2001, from $228.5 million for the year ended December 31, 2000. The effective income tax rate was 18% for the year ended December 31, 2001, and 27% for the year ended December 31, 2000. The effective income tax rates for the years ended December 31, 2001 and 2000, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. Our effective income tax rate was also reduced in 2001 due to additional tax benefits related to excess tax over book capital losses realized from the sales of our operations in Spain and Indonesia. The decrease in the effective tax rate to 18% in 2001 from 27% in 2000 was primarily due to the decrease in net income before income taxes relative to our permanent tax differences, which did not decrease.

As a result of the foregoing factors and the inclusion of loss or income from discontinued operations and the cumulative effect of accounting change, net of related income taxes, net income decreased $261.4 million, or 42%, to $358.8 million for the year ended December 31, 2001, from $620.2 million for the year ended December 31, 2000. The loss or income from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting change was related to our implementation of SFAS 133.

For the year ended December 31, 2001, we excluded $42.3 million of non-recurring items, net of income taxes, from net income for our presentation of consolidated operating earnings. The non-recurring items included the (1) negative effects of: (a) expenses related to our demutualization ($18.6 million); (b) the loss from discontinued operations of BT Financial Group ($11.2 million); (c) a cumulative effect of change in accounting related to our implementation of SFAS 133 ($10.7 million); and (d) an increase to our loss contingency reserve for sales practices litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million). For the year ended December 31, 2000, non-recurring items of $92.5 million, net of income taxes, included the (1) negative effects of: (a) a loss contingency reserve established for sales practices litigation ($93.8 million); and (b) expenses related to our demutualization ($7.2 million) and (2) the positive effect of the income from the discontinued operations of BT Financial Group ($8.5 million).

As a result of the foregoing factors and the exclusion of net realized/unrealized capital gains (losses), as adjusted and nonrecurring items, operating earnings increased $102.4 million, or 17%, to $722.1 million for the year ended December 31, 2001, from $619.7 million for the year ended December 31, 2000. The increase resulted from a $76.7 million increase from the Mortgage Banking segment, primarily due to an increase in mortgage loan production volume. The increase was also due to a $38.9 million increase from the Life and Health Insurance segment, primarily a result of individual disability insurance reserve strengthening during 2000, and improved margins on individual life insurance business resulting from higher investment yields. In addition, the increase reflects a $19.2 million increase from the International Asset Management and Accumulation segment, primarily related to improved earnings of Principal International. The increases were partially offset by a $29.6 million decrease from the Corporate and Other segment, primarily due to a net recovery in 2000 of previously paid interest related to a successful tax audit appeal.

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

The following table presents segment information as of or for the years ended December 31, 2002, 2001 and 2000:

                                         AS OF OR FOR YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                           2002             2001          2000
                                         -----------     ----------   ----------
                                                     (IN MILLIONS)
  OPERATING REVENUES BY SEGMENT:
  U.S. Asset Management and..............$ 3,780.5       $ 3,799.8    $ 3,533.9
        Accumulation
  International Asset Management and
        Accumulation.....................    357.9           508.4        339.2
  Life and Health Insurance..............  3,946.8         3,946.4      4,122.6
  Mortgage Banking.......................  1,153.0           757.4        359.8
  Corporate and Other(1).................    (15.1)          101.7         98.2
                                         -----------     ----------   ----------
  Total operating revenues...............  9,223.1         9,113.7      8,453.7
  Net realized/unrealized capital gains
        (losses), including recognition
        of front-end fee revenues and
        certain market valuue adjustments
        to fee revenues..................   (400.6)         (527.4)       140.5
  Non-recurring interest income(2).......      -               6.3          -
                                         -----------     ----------   ----------
        Total consolidated revenues......$ 8,822.5       $ 8,592.6    $ 8,594.2
                                         ===========     ==========   ==========
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and
        Accumulation ....................$   370.9       $   353.8    $   356.6
International Asset Management and
        Accumulation.....................     19.5             2.3        (16.9)
Life and Health Insurance................    233.1           201.2        162.3
Mortgage Banking.........................    142.9           126.7         50.0
Corporate and Other .....................    (17.0)           38.1         67.7
                                         -----------     ----------   ----------
        Total operating earnings.........    749.4           722.1        619.7
Net realized/unrealized capital gains
        losses as adjusted(3)............   (243.9)         (321.0)        93.0
Non-recurring items(4)...................   (363.2)          (42.3)       (92.5)
                                         -----------     ----------   ----------
U.S. GAAP REPORTED:
        Net income.......................$   142.3       $   358.8    $   620.2
                                         ===========     ==========   ==========

U.S. GAAP REPORTED NET INCOME (LOSS)
        BY SEGMENT:
U.S. Asset Management and
        Accumulation ....................$   120.4       $   178.3    $   320.7
International Asset Management and
        Accumulation.....................   (441.1)          (38.1)        (7.1)
Life and Health Insurance................    178.5           167.5        209.6
Mortgage Banking.........................    142.9           126.7         50.0
Corporate and Other .....................    141.6           (75.6)        47.0
                                         -----------     ----------   ----------
       Total net income..................$   142.3       $   358.8    $   620.2
                                         ===========     ==========   ==========
TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and
         Accumulation(5).................$70,371.9       $68,543.8    $65,795.9
International Asset Management and
        Accumulation.....................  2,202.5         4,956.9      5,525.9
Life and Health Insurance................ 11,356.3        10,776.2     10,569.0
Mortgage Banking.........................  3,740.1         2,718.8      1,556.3
Corporate and Other(6)...................  2,190.5         1,354.8        957.8
                                         -----------     ----------   ----------
        Total assets.....................$89,861.3       $88,350.5    $84,404.9
                                         ===========     ==========   ==========
----------------------
(1)  Includes   inter-segment   eliminations   primarily   related  to  internal
     investment management fee revenues, commission fee revenues paid to U.S. Asset Management and Accumulation agents for selling Life and Health Insurance segment insurance products, internal interest paid to our Mortgage Banking segment for escrow accounts deposited with our U.S. Asset Management and Accumulation segment and real estate joint venture rental income. In 2001, the Corporate and Other segment reported rental income from real estate joint ventures for office space used by other segments.

(2) For the year ended December 31, 2001, non-recurring interest income included the positive effect of investment income generated from the proceeds of our IPO.

(3) Net realized/unrealized capital gains (losses) include unrealized gains (losses) on mark to market changes of certain seed money investments as well as unrealized gains on certain derivatives. Net realized/unrealized capital gains (losses), as adjusted, are net of income taxes, net realized capital gains distributed to customers, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and certain market value adjustments to fee revenues.

                                           FOR THE YEAR ENDED DECEMBER 31,
                                ------------------------------------------------
                                     2002             2001              2000
                                --------------   --------------    -------------
                                                    (IN MILLIONS)

Net realized/unrealized
        capital gains (losses)..$  (354.8)       $    (514.0)      $   139.6
Certain market value
        adjustments to fee
        revenues................    (31.8)             (14.9)            -
Recognition of front-end
        fee revenues............    (14.0)               1.5             0.9
                                --------------   --------------    -------------
Net realized/unrealized
        capital gains (losses),
        including recognition of
        front-end fee
        revenues and certain
        market value
        adjustments to fee
        revenues................   (400.6)            (527.4)          140.5
Amortization of deferred
        policy acquisition costs
        related to net
        realized capital gains
        (losses)................     35.4               18.6            (0.3)
Capital gains distributed to
        customers...............    (12.7)               -               -
                                --------------   --------------    -------------
Net realized/unrealized capital
        gains (losses),
        including recognition
        of front-end fee
        revenues and certain
        market value adjustments
        to fee revenues, net of
        related amortization of
        deferred policy
        acquisition costs and
        capital gains
        distributed to
        customers...............   (377.9)            (508.8)          140.2
Income tax effect...............    134.0              187.8           (47.2)
                                --------------   --------------    -------------
Net realized/unrealized capital
gains (losses), as adjusted.....$  (243.9)       $    (321.0)      $    93.0
                                ==============   ==============    =============

(4) For the year ended December 31, 2002, non-recurring items of $363.2 million, net of income taxes, included (1) the negative effects of: (a) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million); (b) the loss on discontinued operations of BT Financial Group ($196.7 million); (c) an increase to a loss contingency reserve established for sales practices litigation ($21.6 million); and (d) expenses related to our demutualization ($2.0 million) and (2) the positive effect of the settlement of an IRS audit issue ($138.0 million). For the year ended December 31, 2001, non-recurring items of $42.3 million, net of income taxes, included (1) the negative effects of: (a) expenses related to our demutualization ($18.6 million); (b) the loss on discontinued operations of BT Financial Group ($11.2 million); (c) a cumulative effect of change in accounting principle related to our implementation of SFAS 133 ($10.7 million); and (d) an increase to our loss contingency reserve for sales practices litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million). For the year ended December 31, 2000, non-recurring items of $92.5 million, net of income taxes, included (1) the negative effects of: (a) a loss contingency reserve established for sales practices litigation ($93.8 million) and (b) expenses related to our demutualization ($7.2 million) and
     (2) the positive effect of the income from discontinued operations of BT Financial Group ($8.5 million).

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

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

ASSET ACCUMULATION TRENDS

Our sales of pension and other asset accumulation products and services in the U.S. have been affected by overall trends in the U.S. retirement services industry, as our customers have begun to rely less on defined benefit retirement plans, social security and other government programs. Recent trends in the work environment include a more mobile workforce and the desire of employers to shift the market risk of retirement investments to employees by offering defined contribution plans rather than defined benefit plans. These trends are increasing the demand for defined contribution pension arrangements such as 401(k) plans, mutual funds or variable annuities. The "baby-boom" generation of U.S. workers has reached an age at which saving for retirement is critical and it continues to seek tax-advantaged investment products for retirement. Also, the Economic Growth and Tax Relief Reconciliation Act of 2001 had many of its provisions become effective in 2002, which increased allowed contribution limits and a number of other opportunities to save for retirement. Considering these trends, asset accumulation account values increased as of December 31, 2002, primarily due to significant additional gross new deposits and retention of assets from existing clients. The declining interest rate environment and poor performance in the equity markets in 2002 and 2001 have slowed our recent growth in asset accumulation account values.

The following table provides a summary of U.S. Asset Accumulation account values as of December 31, 2002 and 2001:

                                     U.S. ASSET ACCUMULATION
AS OF                                  TOTAL ACCOUNT VALUES
------------------------------    -------------------------------
                                            (IN BILLIONS)

December 31, 2002 .........                 $    73.8
December 31, 2001 .........                      71.0

ASSET MANAGEMENT TRENDS

Asset management services have been among the most profitable and rapidly growing sectors of the financial services industry, at both the retail and institutional level. We seek to take advantage of current trends, which indicate that both retail and institutional investors embrace specialization, providing increased fees to successful active managers with expertise in specialty and niche areas. Our U.S. third-party assets under management increased $6.7 billion during 2002.

The following table provides a summary of Principal Global Investors' affiliated and third-party assets under management as of December 31, 2002, 2001 and 2000:

                                  PRINCIPAL GLOBAL INVESTORS
                    ------------------------------------------------------------


                        AFFILATED             THIRD-PARTY
                         ASSETS                 ASSETS             TOTAL ASSETS
                         UNDER                  UNDER                 UNDER
AS OF                   MANAGEMENT            MANAGEMENT            MANAGEMENT
------              --------------------   -----------------     ---------------
                                             (IN BILLIONS)

December 31, 2002         $77.7                  $14.6               $92.3
December 31, 2001          77.8                    7.9                85.7
December 31, 2000          76.5                    6.7                83.2


U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the years indicated:

                                         FOR THE YEAR ENDED DECEMBER 31,
                             ---------------------------------------------------
                                 2002              2001               2000
                             -------------     --------------    ---------------
                                               (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating revenues(1):
 Premiums and other
  considerations.............  $   746.5          $    766.3         $ 525.4
 Fees and other
  revenues...................      681.2               633.1           704.6
 Net investment income.......    2,352.8             2,400.4         2,303.9
                             --------------    --------------    ---------------
  Total operating
  revenues...................    3,780.5             3,799.8         3,533.9

Expenses:
Benefits, claims and
  settlement expenses,
  including dividends
  to policyholders...........    2,539.9             2,589.8         2,315.2

 Operating expenses..........      773.4               773.7           740.9
                             --------------    --------------    ---------------
  Total expenses.............    3,313.3             3,363.5         3,056.1
                             --------------    --------------    ---------------
Pre-tax operating
  earnings...................      467.2               436.3           477.8
Income taxes.................       96.3                82.5           121.2
                             --------------    --------------    ---------------
Operating earnings...........      370.9               353.8           356.6

Net realized/unrealized
  capital losses, as
  adjusted...................     (250.5)             (164.7)          (35.9)
 Non-recurring items.........        -                 (10.8)            -
                             --------------    --------------    ---------------
U.S. GAAP REPORTED:
Net income...................  $   120.4          $    178.3         $ 320.7
                             ==============    ==============    ===============
___________________

(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Premiums and other considerations decreased $19.8 million, or 3%, to $746.5 million for the year ended December 31, 2002, from $766.3 million for the year ended December 31, 2001. The decrease primarily resulted from a $59.5 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment, and the ability to attract new sales. Partially offsetting this decrease was a $39.7 million increase in premium primarily resulting from higher individual payout annuity sales.

Fees and other revenues increased $48.1 million, or 8%, to $681.2 million for the year ended December 31, 2002, from $633.1 million for the year ended December 31, 2001. Pension fees and other revenues increased $27.2 million. The increase primarily resulted from higher fee income generated from improved net cash flows in 2002 and a reduction of losses due to market value fee adjustments on our participating business recognized in the prior year. The increase also resulted from netting the change in unearned revenue for selected products with the related unlocking of DPAC in operating expenses. Prior to the third quarter of 2002, the impact was reported separately in fees and other revenue and operating expenses. In addition, Principal Global Investors recognized a $19.3 million increase in fees and other revenue. This increase was primarily due to a reclassification of market value and hedging activities from net investment income to fees and other revenue and an increase in investment management and transaction fees.

Net investment income decreased $47.6 million, or 2%, to $2,352.8 million for the year ended December 31, 2002, from $2,400.4 million for the year ended December 31, 2001. The decrease was primarily due to a decrease in the average yield on invested assets and cash, which was 6.7% for the year ended December

31, 2002, compared to 7.3% for the year ended December 31, 2001. The decrease was partially offset by a $2,129.3 million, or 6%, increase in average invested assets and cash.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $49.9 million, or 2%, to $2,539.9 million for the year ended December 31, 2002, from $2,589.8 million for the year ended December 31, 2001. The decrease primarily resulted from a $97.0 million decrease in pension benefits, claims and settlement expenses. This decrease was largely due a decrease in interest credited to customers from our full-service accumulation and investment-only businesses resulting from a lower interest rate environment in 2002. Also contributing to the overall decrease was a decrease in full-service payout sales of single premium group annuities with life contingencies. Partially offsetting this decrease was a $44.2 million increase, which primarily resulted from an increase in reserves resulting from higher individual payout annuity sales.

Operating expenses decreased $0.3 million to $773.4 million for the year ended December 31, 2002, from $773.7 million for the year ended December 31, 2001. The decrease was primarily due to a $22.5 million decrease in pension operating expenses. This decrease was largely due to operational efficiencies including lower staff levels in addition to an increase in capitalization of DPAC resulting from an increase in sales of selected products. Offsetting the overall decrease was a $12.9 million increase in Principal Global Investors operating expenses due to an increase in employee costs resulting from the acquisition of Spectrum in the fourth quarter of 2001 and higher incentive compensation accruals in 2002. In addition, individual annuity operating expenses increased $7.3 million mainly due to an increase in DPAC amortization resulting from the decline in the stock market and an increase in corporate expense allocations in 2002. Also contributing to the increase was a $6.4 million increase in our mutual fund operating expenses. This increase primarily relates to increased commission expense generated from sales of variable life and annuity contracts. Of this increase, $2.6 million relates to sales within the segment and is eliminated at an operating segment level.

Income taxes increased $13.8 million, or 17%, to $96.3 million for the year ended December 31, 2002, from $82.5 million for the year ended December 31, 2001. The effective income tax rate for this segment was 21% for the year ended December 31, 2002, and 19% for the year ended December 31, 2001. The effective income tax rates for the year ended December 31, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $17.1 million, or 5%, to $370.9 million for the year ended December 31, 2002, from $353.8 million for the year ended December 31, 2001.

Net realized/unrealized capital losses, as adjusted, increased $85.8 million, or 52%, to $250.5 million for the year ended December 31, 2002, from $164.7 million for the year ended December 31, 2001. The increase includes capital losses related to other than temporary declines in the value of certain fixed maturity securities for the year ended December 31, 2002.

As a result of the foregoing factors, net income decreased $57.9 million, or 32%, to $120.4 million for the year ended December 31, 2002, from $178.3 million for the year ended December 31, 2001. For the year ended December 31, 2001, net income included the negative effect of non-recurring items totaling $10.8 million, net of income taxes, related to a cumulative effect of accounting change related to our implementation of SFAS 133.

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

Fees and other revenues decreased $71.5 million, or 10%, to $633.1 million for the year ended December 31, 2001, from $704.6 million for the year ended
December 31, 2000. A decrease of $83.4 million related to a decrease in surrender charge and market value adjustment revenues from pension products, primarily due to the declining interest rate environment; a decrease in recognition of front-end fee revenues due to changes in assumptions consistent with unlocking of deferred policy acquisition costs during 2001; and a decrease in fee revenues due to generally poor performance in the equity markets, resulting in a lower asset base in 2001. A decrease of $7.6 million resulted from intra-segment eliminations. In addition, a $7.4 million decrease reflected lower commission fee revenues primarily from sales of variable products and third-party mutual funds and lower mutual fund fee revenues from a decrease in mutual fund assets under management. The decreases were partially offset by an increase of $27.8 million from Principal Global Investors due to commercial mortgage-backed securitizations.

Net investment income increased $96.5 million, or 4%, to $2,400.4 million for the year ended December 31, 2001, from $2,303.9 million for the year ended December 31, 2000. The increase reflects a $1,425.0 million, or 5%, increase in average invested assets and cash for the segment. The yield on average invested assets and cash was 7.3% for the years ended December 31, 2001 and 2000.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $274.6 million, or 12%, to $2,589.8 million for the year ended December 31, 2001, from $2,315.2 million for the year ended December 31, 2000. An increase of $272.4 million in our pension full-service payout business reflected the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies. An additional $23.2 million increase from our pension investment-only business related to an increase in interest credited due to growth in our investment-only business. Partially offsetting the increases was a $30.7 million decrease in our pension full-service accumulation business reflecting a decrease in interest credited, primarily a result of a declining interest rate environment.

Operating expenses increased $32.8 million, or 4%, to $773.7 million for the year ended December 31, 2001, from $740.9 million for the year ended December 31, 2000. An increase of $36.8 million from Principal Bank resulted primarily from growth in bank operations. Additionally, an increase of $27.0 million from Principal Global Investors resulted primarily from an increase in compensation and recruiting costs due to growth in operations, an increase in depreciation expense of capitalized system implementation costs, and an increase in securitization expenses due to an increase in the number of securitization transactions closed in 2001. The increases were partially offset by an $18.8 million decrease from our pension business due to a decrease in the amortization of deferred policy acquisition costs from unlocking to reflect changes in assumptions for equity market performance. The pension expense decrease was partially offset by increases in expenses for sales and marketing initiatives; write-off of the remaining goodwill for Trustar, our pension administration only subsidiary; general growth in operations and amortization of software costs. The increase in segment operating expenses was also partially offset by a $7.6 million decrease from intra-segment eliminations. Also offsetting the increases was a $4.6 million decrease from our individual annuity business reflecting decreases in non-deferrable expenses and amortization of deferred policy acquisition costs. The amortization of deferred policy acquisition costs was lower in 2001 as the impact of unlocking the amortization for actual experience was less in 2001 than in 2000.

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

Net realized/unrealized capital losses, as adjusted, increased $128.8 million to $164.7 million for the year ended December 31, 2001, from $35.9 million for the year ended December 31, 2000. The increase includes realized capital losses of $62.3 million related to sales and impairments of our investment in Enron and related entities. Other permanent impairments of certain fixed maturity securities were $92.1 million during the year ended December 31, 2001. The increase also reflects the current period impact of SFAS 133 for derivatives and fewer real estate sales in the year ended December 31, 2001, compared to the year ended December 31, 2000. The increases were partially offset by the positive effects of a change in the mortgage loan valuation allowance, primarily reflecting the decrease in the amount invested in commercial mortgage loans.

As a result of the foregoing factors and the inclusion of non-recurring items for the year ended December 31, 2001, net income decreased $142.4 million, or 44%, to $178.3 million for the year ended December 31, 2001, from $320.7 million for the year ended December 31, 2000. Non-recurring items for the year ended December 31, 2001, had a negative impact on net income of $10.8 million, net of income taxes, due to the cumulative effect of accounting change, net of income taxes, related to our implementation of SFAS 133.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

ASSET ACCUMULATION TRENDS

Our international asset management and accumulation businesses focus on countries with a trend toward privatization of public retirement pension systems requiring employees who join the labor force to contribute to a private pension plan. With variations depending upon the specific country, we have targeted these markets for sales of retirement and related products and services, including defined contribution pension plans, annuities and long-term mutual funds to individuals and businesses. In several of our international markets, we complement our sales of these products with sales of life insurance products.

We have pursued our international strategy through a combination of start-ups, acquisitions and joint ventures, which require infusions of capital consistent with our strategy of long-term growth and profitability.

The following table provides a summary of Principal International assets under management as of December 31, 2002, 2001 and 2000:

                                     PRINCIPAL INTERNATIONAL
AS OF                             TOTAL ASSETS UNDER MANAGEMENT
------------------------------    -------------------------------
                                            (IN BILLIONS)

December 31, 2002 .........                 $     4.4
December 31, 2001 .........                       3.7
December 31, 2000 .........                       3.0

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data relating to the International Asset Management and Accumulation segment for the years indicated:

                                         FOR THE YEAR ENDED DECEMBER 31,
                              --------------------------------------------------
                                     2002              2001              2000
                              -------------    ---------------    --------------
                                              (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other
   considerations.............    $  161.9       $    344.9         $    220.5
  Fees and other revenues.....        56.4             46.1               29.5
  Net investment income.......       139.6            117.4               89.2
                              -------------    ---------------    --------------
  Total operating
   revenues...................       357.9            508.4              339.2

Expenses:
  Benefits, claims and
   settlement expenses........       243.8            407.5              262.2
  Operating expenses..........        87.5            101.2              100.8
                              -------------    ---------------    --------------
      Total expenses..........       331.3            508.7              363.0
                              -------------    ---------------    --------------
Pre-tax operating
 earnings (loss)..............        26.6             (0.3)             (23.8)
Income taxes (benefits).......         7.1             (2.6)             (6.9)
                              -------------    ---------------    --------------
Operating earnings (loss).....        19.5              2.3              (16.9)

Net realized/unrealized
 capital gains (losses),
 as adjusted..................        12.4            (29.2)               1.3
Non-recurring items...........      (473.0)           (11.2)               8.5
                              -------------    ---------------    --------------
U.S. GAAP REPORTED:
Net loss......................   $  (441.1)      $    (38.1)        $     (7.1)
                              =============    ===============    =============

OTHER DATA:
Operating earnings (loss):
   Principal
   International..............   $    22.1       $      5.9         $    (14.8)
   BT Financial
   Group......................        (2.6)            (3.6)              (2.1)

Net income (loss):
    Principal
    International.............   $    13.6       $    (23.3)        $    (13.6)
    BT Financial Group........      (454.7)           (14.8)               6.5
_______________________

(1) Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Premiums and other considerations decreased $183.0 million, or 53%, to $161.9 million for the year ended December 31, 2002, from $344.9 million for the year ended December 31, 2001. A decrease of $145.0 million in Mexico was the result of decreased sales of single premium annuities with life contingencies primarily due to the sale of a large group annuity contract in 2001 and to a lesser extent prolonged government retention of potential annuitants in 2002. A decrease of $23.9 million in Argentina was primarily due to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment. In addition, a decrease of $13.5 million in Chile was primarily a result of the weakening of the Chilean peso versus the U.S. dollar and to a lesser extent decreased sales of single premium annuities with life contingencies due to market contraction.

Fees and other revenues increased $10.3 million, or 22%, to $56.4 million for the year ended December 31, 2002, from $46.1 million for the year ended December 31, 2001. An increase of $9.5 million in Mexico was a result of an increase in the number of retirement plan participants due to the acquisition of Zurich AFORE. In addition, an increase of $1.9 million in Hong Kong was primarily due to an increase in assets under management.

Net investment income increased $22.2 million, or 19%, to $139.6 million for the year ended December 31, 2002, from $117.4 million for the year ended December 31, 2001. The increase was primarily related to a $217.3 million, or 18%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. The increase was partially offset by a decrease in investment yields. The yield on average invested assets and cash, excluding our equity investment in subsidiaries, was 9.5% for the year ended December 31, 2002, compared to 9.6% for the year ended December 31, 2001.

Benefits, claims and settlement expenses decreased $163.7 million, or 40%, to $243.8 million for the year ended December 31, 2002, from $407.5 million for the year ended December 31, 2001. A $134.5 million decrease in Mexico was the result of higher reserve changes and policy and contract benefit payments recognized in 2001 due to the sale of a large group annuity contract with life contingencies and to a lesser extent prolonged government retention of potential annuitants in 2002. A decrease of $20.4 million in Argentina was primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment. In addition, a decrease of $8.1 million in Chile was primarily a result of the weakening of the Chilean peso versus the U.S. dollar, partially offset by higher interest credited to customers.

Operating expenses decreased $13.7 million, or 14%, to $87.5 million for the year ended December 31, 2002, from $101.2 million for the year ended December 31, 2001. An $11.0 million decrease in Argentina was primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment. Operating expenses incurred by BT Financial Group were $4.0 million for the year ended December 31, 2002 and $5.5 million for the year ended December 31, 2001. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment.

Income tax expense increased $9.7 million to $7.1 million of income tax expense for the year ended December 31, 2002, from a $2.6 million income tax benefit for the year ended December 31, 2001. The increase was primarily a result of an increase in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings increased $17.2 million to $19.5 million for the year ended December 31, 2002, from $2.3 million for the year ended December 31, 2001.

Net realized/unrealized capital gains, as adjusted, increased $41.6 million to $12.4 million of net realized capital gains for the year ended December 31, 2002, from $29.2 million of net realized capital losses for the year ended December 31, 2001. The increase was primarily due to a $21.0 million after-tax net realized capital loss on the February 2001 sale of our operations in Spain. In addition, a $17.7 million increase was primarily related to losses resulting from the permanent impairment of certain fixed maturity securities in Argentina in 2001.

As a result of the foregoing factors and the inclusion of non-recurring items for the year ended December 31, 2002, net loss increased $403.0 million to $441.1 million for the year ended December 31, 2002, from $38.1 million for the year ended December 31, 2001. For the year ended December 31, 2002, net loss included the negative effect of non-recurring items totaling $473.0 million, net of income taxes, related to: (1) the cumulative effect of accounting change, a result of our implementation of SFAS 142 ($276.3 million) and (2) the loss from discontinued operations of BT Financial Group ($196.7 million). For the year ended December 31, 2001, net loss included the negative effect of non-recurring items totaling $11.2 million, net of income taxes, related to the loss from discontinued operations of BT Financial Group.

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

Fees and other revenues increased $16.6 million, or 56%, to $46.1 million for the year ended December 31, 2001, from $29.5 million for the year ended December 31, 2000. An increase of $10.3 million in Mexico was a result of an increase in the number of retirement plan participants. In addition, an increase of $4.3 million in Hong Kong was primarily due to deposits growth resulting from sales to plans established under the new Mandatory Provident Fund that started in December 2000.

Net investment income increased $28.2 million, or 32%, to $117.4 million for the year ended December 31, 2001, from $89.2 million for the year ended December 31, 2000. The increase was primarily related to a $209.3 million, or 21%, increase in average invested assets and cash and an increase in investment yields, excluding our equity investment in subsidiaries. The yield on average invested assets and cash, excluding our equity investment in subsidiaries, was 9.6% for the year ended December 31, 2001, compared to 8.0% for the year ended December 31, 2000. The increase in investment yields was primarily due to the impact of inflation on nominal yields in Chile, which was offset by a corresponding increase in reserve changes.

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

Operating expenses increased $0.4 million to $101.2 million for the year ended December 31, 2001, from $100.8 million for the year ended December 31, 2000. Operating expenses incurred by BT Financial Group were $5.4 million for the year ended December 31, 2001 and $3.2 million for the year ended December 31, 2000. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment.

Income tax benefits decreased $4.3 million, or 62%, to $2.6 million for the year ended December 31, 2001, from $6.9 million for the year ended December 31, 2000. The decrease was primarily a result of a decrease in pre-tax operating loss.

As a result of the foregoing factors, operating earnings increased $19.2 million to $2.3 million of operating earnings for the year ended December 31, 2001, from a $16.9 million operating loss for the year ended December 31, 2000.

Net realized/unrealized capital losses, as adjusted, increased $30.5 million to $29.2 million of net realized capital losses for the year ended December 31, 2001, from $1.3 million of net realized capital gains for the year ended December 31, 2000. The increase was primarily due to a $21.0 million after-tax net realized capital loss on the February 2001 sale of our operations in Spain. In addition, a $13.9 million increase related to losses resulting from the permanent impairment of certain fixed maturity securities in Argentina.

As a result of the foregoing factors and the inclusion of non-recurring items for the year ended December 31, 2001, net loss increased $31.0 million to $38.1 million for the year ended December 31, 2001, from $7.1 million for the year ended December 31, 2000. For the year ended December 31, 2001, net loss included the negative effect of non-recurring items totaling $11.2 million, net of income taxes, related to the loss from discontinued operations of BT Financial Group. For the year ended December 31, 2000, net loss included the positive effect of non-recurring items totaling $8.5 million, net of income taxes, related to the income from discontinued operations of BT Financial Group.

LIFE AND HEALTH INSURANCE SEGMENT

INDIVIDUAL AND GROUP LIFE INSURANCE TRENDS

Our life insurance premiums have been influenced by both economic and industry trends. We are seeing a shift in sales from traditional life insurance products with premiums to universal and variable universal products with deposits and fees. Premiums related to our individual traditional life insurance products have declined due to the shift in customer preference. Our group life insurance premiums declined in 2001 due largely to the loss of two large customers.

The following table provides a summary of our life insurance fee revenues, premiums, premium equivalents, and policyholder liabilities as of or for the years ended December 31, 2002, 2001 and 2000:

                                                                  LIFE INSURANCE
                              ----------------------------------------------------------------------------------------

                                 INDIVIDUAL UNIVERSAL AND
                                 VARIABLE UNIVERSAL LIFE                   INDIVIDUAL                   GROUP LIFE
                                        INSURANCE                  TRADITIONAL LIFE INSURANCE           INSURANCE
                              -------------------------------    --------------------------------    -----------------

                                                                                                       PREMIUMS AND
AS OF OR FOR THE YEAR            FEE          POLICYHOLDER                         POLICYHOLDER          PREMIUM
ENDED                          REVENUES      LIABILITIES(1)       PREMIUMS         LIABILITIES         EQUIVALENTS
--------------------------    -----------    ----------------    ------------     ---------------    -----------------
                                                                   (IN MILLIONS)

December 31, 2002.......         $129.5          $1,900.9           $  737.2         $  5,851.4         $    217.6
December 31, 2001.......           99.6           1,748.5              766.2            5,712.7              221.8
December 31, 2000.......           89.1           1,567.5              772.8            5,522.7              277.7

_____________________

(1) Includes separate account liabilities for policies with variable investment options.

HEALTH INSURANCE TRENDS

Improved pricing discipline in our group medical insurance business has affected premium growth during the past few years. In general, we reacted faster than the industry in 2000 to rising healthcare costs by raising our prices. That action depressed sales and increased lapses, causing a loss of membership and total premiums that continued into 2001. Our price increases have subsided to match cost trends, and competitors have increased their pricing more recently. While sales and lapses improved in 2001 and 2002, inforce covered members continued to decline but at a much slower pace. Decreases in premium due to loss of membership were offset by increased premium per member. Some of the decline in members during the past few years was due to strategic decisions to exit under-performing and non-strategic businesses and markets. Effective January 1, 2000, we ceased new sales of our Medicare supplement insurance product and effective July 1, 2000, reinsured all existing Medicare supplement business. More recently, we began to exit the small case medical business in Florida. We continue to sell group medical business in 35 states plus the District of Columbia. We also offer dental business in 50 states plus the District of Columbia, vision coverage in 49 states plus the District of Columbia, and administrative services only business in all 50 states plus the District of Columbia.

Our health insurance premiums and premium equivalents for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                               PREMIUMS AND PREMIUM EQUIVALENTS
                                ----------------------------------------------------------------


                                  GROUP MEDICAL        GROUP DENTAL AND
FOR THE YEAR ENDED                INSURANCE(1)         VISION INSURANCE       FEE-FOR-SERVICE
----------------------------    ------------------    -------------------    -------------------
                                                         (IN MILLIONS)

December 31, 2002...........    $  1,620.5            $   343.5              $ 2,108.7
December 31, 2001...........       1,610.3                351.1                1,828.2
December 31, 2000...........       1,815.6                340.4                1,502.2

____________________

(1) Effective January 1, 2000, we ceased new sales of our Medicare supplement insurance and effective July 1, 2000, reinsured all existing Medicare supplement business. Beginning September 1, 2002, we began non-renewing small group medical business in the state of Florida.

INDIVIDUAL AND GROUP DISABILITY INSURANCE TRENDS

Premium growth for our group and individual disability business in 2002 and 2001 is being driven by growing sales and stable persistency. This has been a result of more focused distribution on these product lines.

The following table provides a summary of our disability insurance premiums, premium equivalents, and policyholder liabilities as of or for the years ended December 31, 2002, 2001 and 2000:

                                                            DISABILITY INSURANCE
                                       ---------------------------------------------------------------

                                                                                  GROUP DISABILITY
                                         INDIVIDUAL DISABILITY INSURANCE              INSURANCE
                                       ------------------------------------     ----------------------


                                                            POLICYHOLDER        PREMIUMS AND PREMIUM
AS OF OR FOR THE YEAR ENDED              PREMIUMS           LIABILITIES              EQUIVALENTS
-----------------------------------    --------------     -----------------     ----------------------
                                                               (IN MILLIONS)

December 31, 2002...........           $     93.5             $ 426.8                $ 111.0
December 31, 2001...........                 83.2               381.5                   98.2
December 31, 2000...........                 74.2               338.9                   94.5


LIFE AND HEALTH INSURANCE SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

                                         FOR THE YEAR ENDED DECEMBER 31,
                              --------------------------------------------------
                                     2002              2001              2000
                              -------------    ---------------    --------------
                                              (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues (1):
  Premiums and other
   considerations.............    $2,973.4       $   3,011.1        $  3,250.5
  Fees and other revenues.....       313.2             256.7             230.0
  Net investment income.......       660.2             678.6             642.1
                              -------------    ---------------    --------------
  Total operating
   revenues...................     3,946.8           3,946.4           4,122.6

Expenses:
  Benefits, claims and
   settlement expenses........     2,433.4           2,491.0           2,659.4
  Dividends to policyholders..       307.0             307.0             308.1
  Operating expenses..........       851.2             842.7             913.6
                              -------------    ---------------    --------------
      Total expenses..........     3,591.6           3,640.7           3,881.1
                              -------------    ---------------    --------------
Pre-tax operating earnings....       355.2             305.7             241.5
Income taxes..................       122.1             104.5              79.2
                              -------------    ---------------    --------------
Operating earnings............       233.1             201.2             162.3

Net realized/unrealized
 capital gains (losses),
 as adjusted..................       (50.0)            (33.8)             47.3
Non-recurring items...........        (4.6)              0.1               -
                              -------------    ---------------    --------------
U.S. GAAP REPORTED:
Net income....................   $   178.5      $      167.5        $    209.6
                              =============    ===============    =============

------------
(1) Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Premiums and other considerations decreased $37.7 million, or 1%, to $2,973.4 million for the year ended December 31, 2002, from $3,011.1 million for the year ended December 31, 2001. Life insurance premiums decreased $63.2 million, primarily resulting from the reclassification of revenues from our group universal life insurance product from premium to fee revenues and the continued shift of customer preference from traditional life insurance products to fee-based universal and variable universal life insurance products. Partially offsetting the decrease was a $23.1 million increase in disability insurance premiums due to strong sales in 2002.

Fees and other revenues increased $56.5 million, or 22%, to $313.2 million for the year ended December 31, 2002, from $256.7 million for the year ended December 31, 2001. Fee revenues from our life insurance business increased $50.2 million, primarily due to the reclassification of revenues from our group universal life product to fee revenues from premium and the continued shift in customer preference, as previously mentioned. Fee revenues from our health insurance business increased $6.3 million, primarily a result of selling additional services to existing fee-for-service customers and related price increases.

Net investment income decreased $18.4 million, or 3%, to $660.2 million for the year ended December 31, 2002, from $678.6 million for the year ended December 31, 2001. The decrease primarily reflects lower average investment yields due in part to an overall lower interest rate environment. The yield on average invested assets and cash was 7.1% for the year ended December 31, 2002, compared to 7.6% for the year ended December 31, 2001. Partially offsetting the decrease was a $357.8 million, or 4%, increase in average invested assets and cash for the segment.

Benefits, claims and settlement expenses decreased $57.6 million, or 2%, to $2,433.4 million for the year ended December 31, 2002, from $2,491.0 million for the year ended December 31, 2001. Health insurance benefits, claims and settlement expenses decreased $40.8 million, primarily due to amounts received from a reinsurer. Life insurance benefits, claims and settlement expenses decreased $27.9 million primarily due to lower death claims and a lower reserve increase related to a decrease in premium. Partially offsetting these decreases was an $11.1 million increase in disability insurance benefits, claims and settlement expenses, primarily a result of growth in the business.

Operating expenses increased $8.5 million, or 1%, to $851.2 million for the year ended December 31, 2002, from $842.7 million for the year ended December 31, 2001. Disability insurance operating expenses increased $4.8 million due to expenses associated with higher sales, increased commissions on higher premiums, and increased amortization of DPAC on a growing block of business. Life insurance operating expenses increased $2.5 million primarily due to an increase in compensation costs partially offset by an increase in the capitalization of DPAC related to higher sales and the reclassifying of fees received from reinsurance ceded from fee revenue to operating expenses. In addition, Health operating expenses increased $1.2 million, primarily a result of increased commissions partially offset by several one-time expenses in 2001.

Income taxes increased $17.6 million, or 17%, to $122.1 million for the year ended December 31, 2002, from $104.5 million for the year ended December 31, 2001. The effective income tax rate for the segment was 34% for the years ended December 31, 2002 and 2001. The effective income tax rates for the years ended December 31, 2002 and 2001, were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $31.9 million, or 16%, to $233.1 million for the year ended December 31, 2002, from $201.2 million for the year ended December 31, 2001.

Net realized/unrealized capital losses, as adjusted, increased $16.2 million to $50.0 million for the year ended December 31, 2002, from $33.8 million for the year ended December 31, 2001. The increase includes an increase in realized capital losses related to other than temporary declines in the value of certain fixed maturity securities partially offset by lower capital losses on the sales of fixed maturity securities.

As a result of the foregoing factors and the inclusion of non-recurring items for the year ended December 31, 2002, net income increased $11.0 million, or 7%, to $178.5 million for the year ended December 31, 2002, from $167.5 million for the year ended December 31, 2001. Non-recurring items for the year ended December 31, 2002, had a negative impact on net income of $4.6 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS 142. Non-recurring items for the year ended December 31, 2001, had a positive impact on net income of $0.1 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS 133.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Premiums and other considerations decreased $239.4 million, or 7%, to $3,011.1 million for the year ended December 31, 2001, from $3,250.5 million for the year ended December 31, 2000. Health insurance premiums decreased $181.0 million, primarily resulting from our decision to reinsure 100% of the group Medicare supplement business effective July 1, 2000 and group medical premium rate increases in 2000, which led to increased lapses and lower sales. Life insurance premiums decreased $71.3 million, primarily due to the loss of two large group life customers and, to a lesser extent, a result of the continued shift from individual traditional life insurance products to individual universal and variable universal life insurance products. Group life sales also decreased as a result of pricing actions on our group medical business, as these products are often sold together.

Fees and other revenues increased $26.7 million, or 12%, to $256.7 million for the year ended December 31, 2001, from $230.0 million for the year ended December 31, 2000. Fee revenues from our health insurance business increased $24.4 million, primarily due to growth in the group fee-for-service business and, to a lesser extent, increases in fee rates. Fee revenues from the life insurance business increased $3.5 million, a result of continued growth from the individual universal and variable universal life insurance product partially offset by a decrease in individual traditional life insurance fee revenues related to classifying fees from reinsurance ceded for traditional life insurance as operating expenses. The fees from reinsurance were previously reported as fee revenues.

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

Benefits, claims and settlement expenses decreased $168.4 million, or 6%, to $2,491.0 million for the year ended December 31, 2001, from $2,659.4 million for the year ended December 31, 2000. Health insurance benefits, claims and settlement expenses decreased $114.1 million primarily due to a reduction in group medical business and our decision to reinsure 100% of the group Medicare supplement business effective July 1, 2000. In general, health insurance benefits as a percentage of premiums decreased due to improved pricing, resulting in lower loss ratios. These decreases were partially offset by reserve releases during the year ended December 31, 2000. Life insurance benefits, claims and settlement expenses decreased $32.9 million primarily due to the loss of two large group life customers and an overall decline in group life business. Disability insurance benefits, claims and settlement expenses decreased $21.4 million, primarily a result of claim reserve strengthening during 2000.

Dividends to policyholders decreased $1.1 million to $307.0 million for the year ended December 31, 2001, from $308.1 million for the year ended December 31, 2000. The decrease was primarily a result of a change in methodology of estimating dividends. Additionally, the dividends in the Closed Block were reduced due to accumulated experience losses.

Operating expenses decreased $70.9 million, or 8%, to $842.7 million for the year ended December 31, 2001, from $913.6 million for the year ended December 31, 2000. Health insurance operating expenses decreased $51.5 million, primarily due to our decision to reinsure 100% of our group Medicare supplement insurance business effective July 1, 2000 and due to expense management in response to an overall decline in health insurance business. Life insurance operating expenses decreased $11.8 million primarily due to a decrease in commission expense resulting from classifying fees from reinsurance ceded for traditional life insurance as operating expenses rather than fee revenues, a decrease in company sponsored benefit plan expenses, and a decrease in commissions resulting from lower sales. The decreases in life insurance operating expenses were partially offset by lower capitalization of deferred policy acquisition costs related to lower sales of individual life insurance. Disability insurance operating expenses decreased $7.6 million due to unlocking of individual disability insurance deferred policy acquisition costs in 2000, a result of changes in profitability assumptions.

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

Net realized/unrealized capital losses, as adjusted, increased $81.1 million to $33.8 million of net realized/unrealized capital losses for the year ended December 31, 2001, from $47.3 million of net realized/unrealized capital gains for the year ended December 31, 2000. The decrease primarily related to the sale of our investment in United Payors and United Providers. In 2000, we sold our remaining investment and realized an after-tax capital gain of $58.9 million. To a lesser extent, the decrease was due to an increase in losses from permanent impairments of fixed maturity securities during 2001, including $16.6 million of net realized capital losses related to our investment in Enron and related entities.

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

MORTGAGE BANKING TRENDS

We believe residential mortgages play a central role in the financial planning activities of individuals in the U.S. As a result, our mortgage banking operations complement our portfolio of market-driven financial products and services.

Interest rate trends significantly impact our residential mortgage business. Starting in early 2001 interest rates declined resulting in increases in the production of both purchase and refinance mortgage loans throughout the industry. This trend continued through all of 2002.

We manage growth in the mortgage loan servicing portfolio through retention of mortgage loan production and the acquisition, and occasional sale, of mortgage servicing rights. Our servicing portfolio grew at a compound annual rate of 39% between December 31, 2000 and December 31, 2002. Growth was steady during this period and resulted from strong mortgage loan production net of servicing portfolio prepayments, strong servicing acquisitions and very few servicing sales.

Our residential mortgage loan production and the unpaid principal balances in our residential mortgage loan servicing portfolio as of or for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                RESIDENTIAL MORTGAGE          RESIDENTIAL MORTGAGE
AS OF OR FOR THE YEAR ENDED                        LOAN PRODUCTION          LOAN SERVICING PORTFOLIO
------------------------------------------    --------------------------    -------------------------
                                                                  (IN MILLIONS)

December 31, 2002................                    $  46,811.2                    $ 107,745.3
December 31, 2001................                       37,771.3                       80,530.5
December 31, 2000................                        8,311.8                       55,987.4


MORTGAGE BANKING SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data relating to the Mortgage Banking segment for the years indicated:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                         2002            2001           2000
                                     -----------     -----------    ------------
                                                    (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues(1):
     Loan servicing................  $   590.1       $   403.0      $   313.8
     Loan production...............      562.9           354.4           46.0
                                     -----------     -----------    ------------
         Total operating revenues..    1,153.0           757.4          359.8
Expenses:
     Loan servicing................      711.8           407.3          215.3
     Loan production...............      196.4           145.0           67.4
                                     -----------     -----------    ------------
         Total expenses............      908.2           552.3          282.7
                                     -----------     -----------    ------------
Pre-tax operating earnings.........      244.8           205.1           77.1
Income taxes.......................      101.9            78.4           27.1
                                     -----------     -----------    ------------
Operating earnings.................      142.9           126.7           50.0

Net realized/unrealized capital
   gains (losses), as adjusted.....        -               -              -
Non-recurring items................        -               -              -
                                     -----------     -----------    ------------
U.S. GAAP REPORTED:
Net income.........................  $   142.9       $   126.7      $    50.0
                                     ===========     ===========    ============
------------
(1) Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Total operating revenues increased $395.6 million, or 52%, to $1,153.0 million for the year ended December 31, 2002, from $757.4 million for the year ended December 31, 2001. Residential mortgage loan production revenues increased $208.5 million primarily due to an increase in mortgage loan production, which increased to $46.8 billion for the year ended December 31, 2002, compared to $37.8 billion for the same period a year ago. A $187.1 million increase in residential mortgage loan servicing revenues reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $95.7 billion for the year ended December 31, 2002, compared to $65.8 billion for the same period a year ago. In addition, mortgage loan servicing revenues increased due to a gain on the sale of approximately $300.0 million of delinquent Government National Mortgage Association ("GNMA") loans during the second quarter of 2002. This sale generated revenues of $15.0 million in 2002 with no corresponding sale of loans in 2001.

Total expenses increased $355.9 million, or 64%, to $908.2 million for the year ended December 31, 2002, from $552.3 million for the year ended December 31, 2001. A $304.5 million increase in residential mortgage loan servicing expenses resulted from increased expenses related to growth in the servicing portfolio and a $137.3 million increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity. Residential mortgage loan production expenses increased $51.4 million reflecting the increase in residential mortgage loan production volume.

Income taxes increased $23.5 million, or 30%, to $101.9 million for the year ended December 31, 2002, from $78.4 million for the year ended December 31, 2001. The increase in income taxes primarily resulted from an increase in pre-tax operating earnings. The effective income tax rate for this segment was 42% for the year ended December 31, 2002, and 38% for the year ended December 31, 2001. The increase in the effective tax rate to 42% for the year ended December 31, 2002, from 38% for the year ended December 31, 2001, was primarily due to the cumulative effect of increasing deferred tax liabilities and deferred tax expense for a change in the state income tax apportionment factor, a result of our sale of substantially all of BT Financial Group.

As a result of the foregoing factors, operating earnings and net income increased $16.2 million, or 13%, to $142.9 million for the year ended December 31, 2002, from $126.7 million for the year ended December 31, 2001.

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

Income taxes increased $51.3 million to $78.4 million for the year ended December 31, 2001, from $27.1 million for the year ended December 31, 2000. The effective income tax rate for this segment was 38% for the year ended December 31, 2001, and 35% for the year ended December 31, 2000. The effective income tax rate for the year ended December 31, 2001, was higher that the corporate income tax rate of 35% due to the allocation of deferred state taxes, relating to both current and prior years, recorded in 2001. This allocation will increase the effective income tax rate for this segment in future reporting periods.

As a result of the foregoing factors, operating earnings and net income increased $76.7 million to $126.7 million for the year ended December 31, 2001, from $50.0 million for the year ended December 31, 2000.

CORPORATE AND OTHER SEGMENT

CORPORATE AND OTHER SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data relating to the Corporate and Other segment for the years indicated:

                                        FOR THE YEAR ENDED DECEMBER 31,
                               -------------------------------------------------
                                  2002                 2001             2000
                               ---------------     -------------     -----------
                                                   (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues (1):
 Total operating revenues....     $ (15.1)         $   101.7         $   98.2

Expenses:
 Total expenses..............        33.4               44.2             15.5
                               ---------------     -------------     -----------
Pre-tax operating earnings
 (loss)......................       (48.5)              57.5             82.7
Income taxes (benefits)......       (31.5)              19.4             15.0

                               ---------------     -------------     -----------
Operating earnings (loss)....       (17.0)              38.1             67.7
Net realized/unrealized
 capital gains (losses), as
 adjusted....................        44.2              (93.3)            80.3
Non-recurring items..........       114.4              (20.4)          (101.0)
                               ---------------    --------------     -----------
U.S. GAAP REPORTED:
Net income (loss)............     $ 141.6          $   (75.6)        $   47.0
                               ===============     =============     ===========
------------
(1) Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Total operating revenues decreased $116.8 million to a negative $15.1 million for the year ended December 31, 2002, from a positive $101.7 million for the year ended December 31, 2001. Net investment income decreased $62.8 million, reflecting a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales experienced in 2001. In addition, net investment income decreased $39.3 million due to a decrease of average investment yields for the segment. The decrease in total revenues was also partially due to a $21.9 million increase in inter-segment eliminations included in this segment, which was primarily offset by a corresponding change in total expenses.

Total expenses decreased $10.8 million, or 24%, to $33.4 million for the year ended December 31, 2002, from $44.2 million for the year ended December 31, 2001. Inter-segment eliminations included in this segment increased $21.0 million, resulting in a decrease in total expenses. In addition, a $6.8 million decrease related to a prior year write-off of a non-invested asset. These decreases were partially offset by an $11.0 million increase in interest expense, primarily due to interest related to federal income tax audit activities as well as a $6.8 million increase due to costs associated with operating as a public company.

Income tax benefits increased $50.9 million to a $31.5 million income tax benefit for the year ended December 31, 2002, from $19.4 million of income tax expense for the year ended December 31, 2001. The increase was primarily a result of a decrease in pre-tax operating earnings. The increase was also due to a decrease in income tax reserves established for contested IRS tax audit matters.

As a result of the foregoing factors, operating earnings decreased $55.1 million to $17.0 million of operating loss for the year ended December 31, 2002, from $38.1 million of operating earnings for the year ended December 31, 2001.

Net realized/unrealized capital gains, as adjusted, increased $137.5 million to $44.2 million of net realized/unrealized capital gains for the year ended December 31, 2002, from $93.3 million of net realized/unrealized capital losses for the year ended December 31, 2001. The increase was primarily due to realized capital gains related to the sale of our investment in Coventry in February

2002, and to a lesser extent, other sales of invested assets. The increases were partially offset by the mark to market of certain seed money investments.

As a result of the foregoing factors and the inclusion of non-recurring items, net income increased $217.2 million to $141.6 million of net income for the year ended December 31, 2002, from $75.6 million of net loss for the year ended December 31, 2001. For the year ended December 31, 2002, net income included the effect of non-recurring items totaling $114.4 million, net of income taxes, related to: (1) the positive effect of the settlement of an IRS audit issue
($138.0 million) and (2) the negative effects of (a) an increase in our loss contingency reserve for sales practices litigation ($21.6 million) and (b) expenses related to our demutualization ($2.0 million). For the year ended December 31, 2001, net loss included the effect of non-recurring items totaling $20.4 million, net of income taxes, related to: (1) the negative effects of (a) expenses related to our demutualization ($18.6 million) and (b) an increase in our loss contingency reserve for sales practices litigation ($5.9 million) and
(2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million).

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Total operating revenues increased $3.5 million, or 4%, to $101.7 million for the year ended December 31, 2001, from $98.2 million for the year ended December 31, 2000. Net investment income increased $14.0 million, reflecting an increase in average invested assets and cash. The increase in total revenues was also partially due to a $1.7 million decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. The increases were partially offset by an $11.2 million decrease in net investment income due to a decrease in average investment yields for the segment.

Total expenses increased $28.7 million to $44.2 million for the year ended December 31, 2001, from $15.5 million for the year ended December 31, 2000. Interest expense increased $32.3 million, primarily due to a net recovery in 2000 of previously paid interest related to a successful tax audit appeal. An increase of $6.8 million related to the write-off of a non-invested asset. Interest expense on short-term borrowings increased $3.1 million. The increase in total expenses was also partially due to a $1.7 million decrease in inter-segment eliminations included in this segment. The increases were partially offset by a $9.3 million decrease of interest expense as a result of extinguishment of commercial real estate debt on home office properties. In addition, interest expense on private debt securities and commercial paper issued in connection with the acquisition of BT Financial Group decreased $5.9 million, a result of the impact of the weakening of the Australian dollar versus the U.S. dollar and repayment of the commercial paper.

Income tax expense increased $4.4 million, or 29%, to $19.4 million for the year ended December 31, 2001, from $15.0 million for the year ended December 31, 2000. The increase was primarily due to tax-exempt income in 2000, and, to a lesser extent, due to a decrease in income tax reserves established for contested IRS tax audit matters in 2000.

As a result of the foregoing factors, operating earnings decreased $29.6 million, or 44%, to $38.1 million for the year ended December 31, 2001, from $67.7 million for the year ended December 31, 2000.

Net realized/unrealized capital gains (losses), as adjusted, decreased $173.6 million to $93.3 million of net realized/unrealized capital losses for the year ended December 31, 2001, from $80.3 million of net realized/unrealized capital gains for the year ended December 31, 2000. The decrease was primarily due to an increase in net realized capital losses for the year ended December 31, 2001, on sales of equity securities and real estate. The decrease included $10.5 million of net realized capital losses related to our investment in Enron and related entities.

As a result of the foregoing factors and the inclusion of non-recurring items, net loss increased $122.6 million to a net loss of $75.6 million for the year ended December 31, 2001, from $47.0 million of net income for the year ended December 31, 2000. For the year ended December 31, 2001, net income included the effect of non-recurring items totaling $20.4 million, net of income taxes, related to: (1) the negative effects of (a) expenses related to our demutualization ($18.6 million) and (b) an increase in our loss contingency reserve for sales practices litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million). For the year ended December 31, 2000, net income included the negative effects of non-recurring items totaling $101.0 million, net of income taxes, related to: (1) a loss contingency reserve established for sales practices litigation ($93.8 million) and (2) expenses related to our demutualization ($7.2 million).

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANIES

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Our parent holding company, Principal Financial Group, Inc., is a Delaware business corporation, whose assets primarily consist of the outstanding capital stock of its subsidiaries. As a holding company, Principal Financial Group Inc.'s ability to meet cash requirements, including the payments of dividends on common stock and the repurchase of stock, substantially depends upon dividends from subsidiaries, primarily Principal Life. The payment of stockholder dividends by Principal Life to its parent company is limited by Iowa laws. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of:

o 10% of Principal Life's statutory policyholder surplus as of the previous year-end; or

o    the statutory net gain from operations from the previous calendar year.

Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2002 statutory results, Principal Life could pay approximately $746.6 million in stockholder dividends in 2003 without exceeding the statutory limitation. Principal Life was able to pay approximately $640.3 million in statutory dividends in 2002 based on its 2001 statutory financial results without being subject to the restrictions on payment of extraordinary stockholder dividends.

Total stockholder dividends paid by Principal Life to its parent company in 2002 and 2001 were $590.2 million and $734.7 million, respectively.

Another source of liquidity is issuance of our common stock. In 2002, proceeds from the issuance of our common stock were $22.0 million. In 2001, net proceeds from our IPO totaled $1,753.9 million, of which we retained $64.2 million for working capital, payment of dividends, and other general corporate purposes. The remaining $1,689.7 million was contributed to Principal Life principally to fund demutualization compensation to policyholders in the form of policy credits and cash, and to cover certain expenses related to our demutualization. In addition, net proceeds from the issuance of additional shares for the exercise of the over-allotment options granted to the underwriters in the IPO, totaled $265.4 million, all of which we retained for repurchase of shares issued in the exercise of the over-allotment options.

In 2002, we paid $83.8 million in dividends to shareholders. We paid a dividend of $0.25 per share on December 9, 2002, to shareholders of record as of November 8, 2002.

In the last two years, our board of directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

On November 26, 2002, our board of directors authorized a third repurchase program of up to $300.0 million of our outstanding common stock. The repurchases will be made in the open market or through privately negotiated transactions, from time to time, depending on market conditions. No purchases were made under this program as of December 31, 2002.

Earlier in 2002, our board of directors authorized two repurchase programs that were completed with the purchase of 27.0 million shares in the open market at an aggregate cost of $750.0 million.

On November 27, 2001, our board of directors authorized a repurchase program of up to 15.3 million shares of our outstanding common stock. This program was completed by December 31, 2001, with the purchase of 13.0 million shares through an accelerated share repurchase program and 2.3 million shares through the open market and privately negotiated transactions at an aggregate cost of $367.7 million. The 13.0 million shares purchased under the accelerated share repurchase program were subject to a future contingent purchase price adjustment. The adjustment was based upon the difference between the market price of our common stock as of December 14, 2001, and its volume weighted-average price over an extended trading period as outlined in the forward stock purchase contract. Settlement of this contract occurred in February 2002 with a cash payment of $0.4 million.

Sources of liquidity also include facilities for short-term and long-term borrowing as needed, arranged through our intermediate holding company, Principal Financial Services Inc. ("PFSI"), and its subsidiaries. See "Contractual Obligations and Commercial Commitments" below.

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

Principal Life maintains investment strategies generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer lives, such as life insurance and full-service payout pension products, are matched with assets having similar estimated lives such as mortgage loans, long-term bonds and private placement bonds. Shorter-term liabilities are matched with investments such as short and medium-term fixed maturities. In addition, highly liquid, high quality short-term investments are held to fund anticipated operating expenses, surrenders, withdrawals and development and maintenance expenses associated with new products and technologies. Our privately placed fixed maturity securities, commercial mortgage loans and real estate investments are generally less liquid than our publicly traded fixed maturity securities. As of December 31, 2002 and 2001, these asset classes represented approximately 43% and 49%, respectively, of the value of our consolidated invested assets. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk-Interest Rate Risk" for a discussion of duration matching.

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

Principal Life takes into account asset-liability management considerations in the product development and design process. Contract terms of 95% and 96% of Principal Life's universal and variable universal life insurance products as of December 31, 2002 and 2001, respectively, include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals; limit the circumstances under which withdrawals are permitted; or assess a surrender charge or market value adjustment relating to the underlying assets. The market value adjustment feature in Principal Life's fixed annuity products adjusts the surrender value of a contract in the event of surrender prior to the end of the contract period to protect Principal Life against losses due to higher interest rates at the time of surrender.

Our GICs and funding agreements contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements. Put provisions give customers the option to terminate a contract prior to maturity, provided they give a minimum notice period.

The following table presents U.S. GAAP reserves for guaranteed investment contracts and funding agreements by withdrawal provisions as of December 31, 2002 and 2001:

                                                   AS OF DECEMBER 31,
                                           -------------------------------------
                                              2002                   2001
                                           --------------        ---------------
                                                    (IN MILLIONS)

BOOK VALUE OUT(1)
Puttable:
  Less than 30 days' put...................    $      -            $     -
  30 to 89 days' put.......................           -                  -
  90 to 180 days' put......................           -                  -
  More than 180 days' put..................          55.1               55.1
  No active put provision(2)...............           -                  -
                                           ------------------    ---------------
     Total puttable........................          55.1               55.1

Surrenderable:
  Book value out without surrender
   charge..................................           9.5               22.9
  Book value out with surrender charge.....         869.5              396.3
                                           -------------------   ---------------
     Total surrenderable...................         879.0              419.2
                                           -------------------   ---------------
         Total book value out..............         934.1              474.3

MARKET VALUE OUT(3)
Less than 30 days' notice..................           8.4               26.9
30 to 89 days' notice......................         116.3              281.9
90 to 180 days' notice.....................         981.2            1,133.6
More than 180 days' notice.................       4,623.8            4,795.6
No active surrender provision..............          71.0              238.5
                                           ------------------    ---------------
     Total market value out................       5,800.7            6,476.5

Not puttable or surrenderable..............      13,405.9           11,502.1
                                           -------------------   ---------------
     Total GICs and funding agreements.....    $ 20,140.7          $18,452.9
                                           ===================   ===============
----------------------
(1) Book Value Out: The amount equal to the sum of deposits less withdrawals with interest accrued at the contractual interest rate.

(2) Contracts currently in initial lock-out period but which will become puttable with 90 days' notice at some time in the future.

(3) Market Value Out: The amount equal to the book value out plus a market value adjustment to adjust for changes in interest rates.

INTERNATIONAL OPERATIONS

We expect to receive approximately $938.4 million of proceeds from our sale of substantially all of BT Financial Group to Westpac. This amount includes cash proceeds, expected tax benefits, and a gain from unwinding the hedged asset associated with debt used to acquire BT Financial Group in 1999. An additional future contingent receipt of $80.0 million may by received in 2004, if Westpac experiences growth in their retail assets under management. As of December 31, 2002, we have received $667.5 million of the expected proceeds.

Our Brazilian and Chilean operations, along with one of our Mexican companies, produced positive cash flow from operations for the years ended December 31, 2002 and 2001. These cash flows have been historically maintained at the local country level for strategic expansion purposes. Our international operations have required an infusion of capital of $95.8 million for the year ended December 31, 2002, primarily to fund our acquisitions of Zurich AFORE and AFORE Tepeyac in Mexico. We have also required infusions of capital of $44.7 million and $75.8 million for the years ended December 31, 2001 and 2000, respectively, primarily to meet the cash outflow requirements of our international operations. These other international operations are primarily in the start-up stage or are expanding in the short-term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $5,564.0 million, $4,057.4 million and $2,792.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in 2002 compared to 2001 is primarily related to an increase in mortgage banking servicing and production fees, an increase in funds collected on behalf of investors, related to mortgage banking services, increases in bank deposits, as well as decreases in income tax payments and cash paid for benefits, claims and settlement expenses. The increase in 2001 compared to 2000 resulted primarily from increases in mortgage banking servicing and production fees, increases in single premium annuity sales, in addition to increases in funds collected on behalf of investors, related to mortgage banking services.

Net cash used in investing activities was $4,078.1 million, $3,738.0 million and $1,393.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in cash used in 2002 compared to 2001 was primarily due to an increase during 2002 in the volume of net mortgage loans purchased and sold. Also contributing to the increase in cash used was the decline in real estate sales from the prior year. Offsetting these increases in cash used was the sale of substantially all of BT Financial Group, as well as the sale of our shares of Coventry stock. The increase in cash used in 2001 compared to 2000 resulted from an increase in the volume of mortgage loans purchased and sold in 2001 as well as an increase in net mortgage loan servicing rights purchased, as a result of increased mortgage loan production in 2001.

Net cash used in financing activities was $1,008.5 million, $549.2 million and $1,006.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in net cash used in 2002 compared to 2001 is primarily from the non-recurrence of the impact from the prior year's IPO, in addition to the repurchase of shares or our common stock and payments of dividends in 2002. Partially offsetting the increases in cash used was an increase in investment contract deposits, net of withdrawals. The decrease in cash used in 2001 compared to 2000 was primarily due to the receipt of net proceeds from issuance of common stock in conjunction with our IPO. Partially offsetting this decrease in cash used were payments made to eligible policyholders as part of our demutualization and the repurchase of shares of our common stock.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables present payments due by period for contractual obligations as of December 31, 2002 and 2001:

                                                               AS OF DECEMBER 31, 2002
                                        -----------------------------------------------------------------------
                                                        LESS
                                                        THAN 1                        4 - 5          AFTER 5
      CONTRACTUAL OBLIGATIONS             TOTAL         YEAR         1-3 YEARS        YEARS          YEARS
------------------------------------    -----------    ----------    ------------    ----------    ------------
                                                                    (IN MILLIONS)

Long-term debt(1)...............          $1,332.5      $  116.9      $  326.3        $  117.7      $   771.6
Operating leases(2).............             153.3          51.6          55.9            22.5           23.3
Non-recourse medium-term
  notes(3)......................           3,583.5         573.3       1,357.9           133.0        1,519.3
                                        -----------    ----------    ------------    ----------    ------------
  Total contractual cash
     obligations................          $5,069.3      $  741.8      $1,740.1         $ 273.2      $ 2,314.2
                                        ===========    ==========    ============    ==========    ============

                                                               AS OF DECEMBER 31, 2001
                                        -----------------------------------------------------------------------
                                                        LESS
                                                        THAN 1                        4 - 5          AFTER 5
      CONTRACTUAL OBLIGATIONS             TOTAL         YEAR         1-3 YEARS        YEARS          YEARS
------------------------------------    -----------    ----------    ------------    ----------    ------------
                                                                    (IN MILLIONS)

Long-term debt(1)...............          $1,378.4      $  165.1      $  288.8       $     5.4      $   919.1
Operating leases(2).............             205.2          57.3          81.3            42.4           24.2
Non-recourse medium-term
  notes(3)......................           3,298.4         160.2         966.3           813.4        1,358.5
                                        -----------    ----------    ------------    ----------    ------------
  Total contractual cash
     obligations................          $4,882.0      $  382.6      $  866.2       $   518.0      $ 3,115.2
                                        ===========    ==========    ============    ==========    ============

---------------

(1)  The following are included in long-term debt:

     On August 25, 1999, we issued $665.0 million of unsecured redeemable long-term debt ($200.0 million of 7.95% notes due August 15, 2004, and $465.0 million in 8.2% notes due August 15, 2009). Interest on the notes is payable semiannually on February 15 and August 15 of each year, commencing February 15, 2000. We used the net proceeds from the notes to partially fund the purchase of the outstanding stock of several companies affiliated with Bankers Trust Australia Group. The long-term debt resides in our wholly-owned subsidiary, PFSI.

     On March 10, 1994, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. No affiliates of ours hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner and only to the extent that Principal Life has sufficient surplus earnings to make such payments. For each of the years ended December 31, 2002, 2001 and 2000, interest of $23.8 million was approved by the Commissioner, paid and charged to expense.

     Long-term debt also includes mortgages and other notes payable related to real estate developments. Along with certain subsidiaries, we had $378.0 million in credit facilities with various financial institutions, in addition to obtaining loans with various lenders to finance real estate developments. Outstanding principal balances as of December 31, 2002, range from $0.2 million to $100.9 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding principal balances as of

     December  31,  2001,   range  from  $0.1  million  to  $101.9  million  per
     development with interest rates generally ranging from 7.2% to 8.6%.

(2) As a lessee, we lease office space, data processing equipment, corporate aircraft and office furniture and equipment under various operating leases.

(3) Non-recourse medium term notes represent claims under funding agreements issued to institutional investors in international markets. Principal Life has a $4.0 billion European medium term note program, under which a consolidated offshore special purpose entity was created to issue nonrecourse medium-term notes. Under the program, the proceeds of each note issuance are used to purchase a funding agreement from Principal Life, which is used to secure that particular series of notes. The payment terms of any particular series of notes match the payment terms of the funding agreement that secures that series. Claims for principal and interest under those international funding agreements are afforded equal priority of claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws and, accordingly, are reported as contractholder funds liabilities in Principal Life's consolidated statement of financial position.

The components of short-term debt as of December 31, 2002 and 2001, are as follows:

                                              AS OF DECEMBER 31,
                                          ----------------------------
                                              2002            2001
                                          ------------    ------------
                                                  (IN MILLIONS)

Commercial paper.....................      $   157.5       $  199.9
Other recourse short-term debt.......           38.6           22.0
Non-recourse short-term debt.........          368.7          289.7
                                          ------------    ------------
   Total short-term debt.............      $   564.8       $  511.6
                                          ============    ============

Short-term debt consists primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. As of December 31, 2002, we had credit facilities with various financial institutions in an aggregate amount of $1.4 billion. These credit facilities include $700.0 million in credit facilities to finance a commercial mortgage-backed securities ("CMBS") pipeline, and $100.0 million in credit facilities to purchase certain CMBS securities for investment purposes. In addition, we may borrow up to $600.0 million on a back-stop facility to support our $1.0 billion commercial paper program, of which there were no outstanding balances as of December 31, 2002.

The weighted-average interest rates on short-term borrowings as of December 31, 2002 and 2001, were 1.80% and 2.30%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into certain contracts to: 1) fund residential mortgage loan production, and 2) sell qualifying delinquent residential mortgage loans. As appropriate under U.S. GAAP, the contracts involve special purpose entities ("SPEs") or trusts that are not reported on our consolidated statement of financial position.

RESIDENTIAL MORTGAGE LOAN PRODUCTION. In June 2000, our mortgage banking segment created a special purpose bankruptcy remote entity, Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), to provide an off-balance sheet source of funding for our residential mortgage loan production. We sell eligible residential mortgage loans to PRMCR, where they are warehoused until sold to the final investor. We sold approximately $47.1 billion and $38.0 billion in mortgage loans to PRMCR in 2002 and 2001, respectively. The maximum amount of mortgage loans, which can be warehoused in PRMCR, has increased from $1.0 billion at inception to $4.0 billion as of December 31, 2002. PRMCR held $4.0 billion and $3.0 billion in mortgage loans held for sale as of December 31, 2002 and 2001, respectively. The portfolio of loans held for sale by PRMCR must meet portfolio criteria, eligibility representations, and portfolio aging limitations. Based on these eligibility representations, we are required to repurchase ineligible loans from PRMCR. During 2002, we repurchased $51.9 million of ineligible loans from PRMCR.

PRMCR is capitalized by equity certificates owned by third party investors not affiliated with us or our affiliates, directors, or officers and thus, is not consolidated. The equity holders bear the risk of loss on defaulted mortgages. At December 31, 2002 and 2001, PRMCR had outstanding equity certificates of $193.0 million. PRMCR also issues short-term secured liquidity notes as well as medium term notes to provide funds for its purchase of mortgage loans from us. At December 31, 2002, PRMCR had outstanding secured liquidity notes of $2.2 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. At December 31, 2001, PRMCR had outstanding secured liquidity notes of $1.3 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. All borrowings are collateralized by the assets of PRMCR.

We paid a commitment fee to PRMCR based on the overall warehouse limit. PRMCR used a portion of the fee to fund a cash collateral account maintained at PRMCR. These funds are available as additional collateral to cover credit related losses on defaulted mortgage loans. The balance in the account was $24.0 million at December 31, 2002 and 2001, and is reflected in other assets on our consolidated statements of financial position. We maintain a right to the servicing of the mortgage loans held by PRMCR and retain servicing upon the sale of the majority of the mortgage loans to the final investors. As the servicer, we receive a monthly servicing fee and may earn additional incentive servicing fees upon successful completion of our servicing responsibilities. We received $23.3 million and $12.6 million in servicing and incentive servicing fees from PRMCR in 2002 and 2001, respectively. Any unpaid and earned incentive fees as well as any remaining amounts in the cash collateral account will be returned to us upon the termination of PRMCR. Additionally, as the servicer, we are required to advance to PRMCR those payments due from borrowers, but not received, as of specified cutoff dates. In addition, we perform certain secondary marketing, accounting and various administrative functions on behalf of PRMCR. In order to hedge interest rate risk and non-credit related market value risk associated with its inventory of mortgage loans held for sale, PRMCR entered into swaps with counterparties not affiliated with us or PRMCR. The swap counterparties are required to maintain certain minimum ratings as approved by the rating agencies. Through separate swap agreements with the swap counterparties that mirror the original swaps with PRMCR, the interest rate risk and non-credit related market value components are swapped back to us.

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING. In October 2000, our mortgage banking segment created a wholly-owned, unconsolidated qualifying special purpose entity, Principal Residential Mortgage Funding, LLC ("PRMF"), to provide an off-balance sheet source of funding for up to $250.0 million of qualifying delinquent mortgage loans. The limit was increased to $550.0 million in December 2002. We sell qualifying delinquent FHA and VA mortgage loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust. The Trust funds its acquisitions of mortgage loans by selling participation certificates, representing an undivided interest in the Trust, to commercial paper conduit purchasers, who are not affiliated with us or any of our affiliates, directors or officers. At December 31, 2002 and 2001, the Trust held $405.1 million and $273.5 million in mortgage loans, respectively. and had outstanding participation certificates of $382.8 million and $256.9 million, respectively.

Residential mortgage loans typically remain in the Trust until they are processed through the foreclosure claim process, are paid-off or reinstate. Mortgage loans that reinstate are no longer eligible to remain in the Trust and are required to be removed at fair market value by us at the monthly settlement date following reinstatement.

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in our capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. We received $23.4 million and $8.5 million in servicing and successful servicing fees from PRMF in 2002 and 2001, respectively. At December 31, 2002 and 2001, our residual interest in such cash flows was $32.7 million and $21.5 million, respectively, and was recorded in other assets on the consolidated statements of financial position. The value of the residual interest was based on the net present value of expected cash flows from PRMF, reduced by estimates of foreclosure losses associated with the related loans. We are required to advance funds for payment of interest on the participation certificates and other carrying costs, if sufficient cash is not available in the trust collection account to meet this obligation.

We and the Trust are parties to a cost of funds hedge agreement. We pay the weighted average cost of funds on the participation certificates plus fees and expenses and receive weighted average coupon of mortgage loans in the Trust less a spread.

GUARANTEES AND INDEMNIFICATIONS

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

In the normal course of business, we have provided guarantees to third parties primarily on behalf of real estate associates, a former subsidiary and joint ventures. These agreements generally expire from 2003 through 2015. The estimated maximum exposure under these agreements is approximately $155.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statement of financial position. Should we be required to perform under these guarantees, we could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse available to us, minimizing the impact to our results of operations.

We are also subject to certain indemnification obligations under agreements with previously sold subsidiaries and other transactions arising under the normal course of business. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore would not result in a material adverse affect on our business, financial position or results of operations.

INVESTMENTS

We had total consolidated assets as of December 31, 2002, of $89.9 billion, of which $49.0 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $47.5 billion were held by our U.S. operations and the remaining $1.5 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, establishes all investment policies and reviews and approves all investments. As of December 31, 2002, there are eleven members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 67% and the debt service coverage ratio at loan inception was 1.9 times as of December 31, 2002.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of December 31, 2002.

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk".

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of December 31, 2002, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                                            AS OF DECEMBER 31,          AS OF DECEMBER 31,
                                                           ---------------------     ----------------------
                                                                   2002                      2001
                                                           ---------------------     ----------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                           ----------   --------     ---------     --------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................        $  22,766.8        48%     $  18,227.6      42%
   Private........................................           10,440.3        22         10,800.2      25
Equity securities.................................              358.1         1            812.3       2
Mortgage loans
   Commercial ....................................            9,365.8        20          9,740.4      22
   Residential....................................            1,463.6         3          1,144.2       3
Real estate held for sale ........................              179.5         -            390.7       1
Real estate held for investment...................            1,042.1         2            783.4       2
Policy loans......................................              818.5         2            831.9       2
Other investments ................................            1,075.5         2            663.7       1
                                                          -----------     -----      -----------   -----
   Total invested assets..........................        $  47,510.2       100%     $  43,394.4     100%
                                                                          =====                    =====

Cash and cash equivalents.........................              941.5                      495.8
                                                          -----------                -----------

   Total invested assets and cash ................        $  48,451.7                $  43,890.2
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

FIXED MATURITY SECURITIES

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 70% of total U.S. invested assets as of December 31, 2002 and 67% as of December 31, 2001. The fixed maturity securities portfolio was comprised, based on carrying amount, of 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2002, and 63% in publicly traded fixed maturity securities and 37% in privately placed fixed maturity securities as of December 31, 2001. Included in the privately placed category as of December 31, 2002, were $3.8 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of December 31, 2002, and December 31, 2001, as shown in the following table:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                            AS OF DECEMBER 31,        AS OF DECEMBER 31,
                                                           ---------------------    ----------------------
                                                                   2002                      2001
                                                           ---------------------    ----------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                           ------------  -------    ------------   -------
                                                                             ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies................    $    518.6         2%    $     15.1        -%
States and political subdivisions......................         426.3         1          317.5        1
Foreign governments....................................         380.5         1          603.5        2
Corporate - public.....................................      17,061.2        52       13,038.8       45
Corporate - private....................................       8,777.5        26        9,171.1       32
Residential pass-through securities....................       2,327.0         7        2,855.5       10
Commercial MBS.........................................       2,476.4         7        1,874.1        6
Asset-backed securities................................       1,239.6         4        1,152.2        4
                                                           ------------  -------    ------------   -------
    Total fixed maturities.............................    $ 33,207.1       100%    $ 29,027.8      100%
                                                           ============  =======    ============   =======

We held $6,043.0 million of mortgage-backed and asset-backed securities as of December 31, 2002, and $5,881.8 million as of December 31, 2001.

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

The international exposure in our U.S. invested assets totaled $4,259.7 million, or 13%, of total fixed maturity securities, as of December 31, 2002, comprised of corporate and foreign government fixed maturity securities. Of the $4,259.7 million as of December 31, 2002, investments totaled $1,259.3 million in the United Kingdom, $849.7 million in the continental European Union, $550.7 million in Asia, $354.9 million in Australia, $353.0 million in South America and $21.3 million in Japan. The remaining $870.8 million was invested in 12 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 15% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of December 31, 2002, our investments in Canada totaled $1,261.1 million.

As of December 31, 2002, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor's annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor's. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was 3.48 times compared to the Standard & Poor's drift ratio of 4.14 times, as of December 31, 2002.

The following table presents our total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of December 31, 2002, and December 31, 2001, as well as the percentage, based on estimated fair value, that each designation comprises:


                              U.S. INVESTED ASSETS
                TOTAL FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                             AS OF DECEMBER 31, 2002                     AS OF DECEMBER 31, 2001
                                     ---------------------------------------    ------------------------------------------
                                                                     % OF                                          % OF
                     RATING                                         TOTAL                                         TOTAL
    NAIC             AGENCY           AMORTIZED      CARRYING      CARRYING       AMORTIZED       CARRYING       CARRYING
   RATING          EQUIVALENT           COST          AMOUNT        AMOUNT          COST           AMOUNT         AMOUNT
------------    ---------------      -----------    ----------    ----------     -----------     -----------     ---------
                                                                     ($ IN MILLIONS)

1             Aaa/Aa/A.............  $ 15,377.5     $16,539.9        50%          $14,139.9      $ 14,756.2        51%
2             Baa..................    12,921.8      13,657.4        41            11,720.0        12,034.6        42
3             Ba...................     2,168.8       2,080.8         6             1,602.0         1,560.4         5
4             B....................       506.2         434.5         1               401.7           372.1         1
5             Caa and lower........       215.6         162.5         1                92.4            90.8         -
6             In or near
              default..............       371.0         332.0         1               240.9           213.7         1
                                     -----------    ----------    ----------     -----------     -----------     ---------
                Total fixed
                  maturities.......  $ 31,560.9     $33,207.1       100%          $28,196.9      $ 29,027.8       100%
                                     ===========    ==========    ==========     ===========     ===========     =========

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of December 31, 2002, we had invested 5% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

We invest in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets. As of December 31, 2002, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 91%.

The following tables show the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of December 31, 2002, and December 31, 2001.



                                               U.S. INVESTED ASSETS
                         CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY SALOMON INDUSTRY

                                                          AS OF DECEMBER 31,         AS OF DECEMBER 31,
                                                         -----------------------    ---------------------
                                                                 2002                       2001
                                                         -----------------------    ---------------------
                                                                       % OF                        % OF
                                                      CARRYING AMOUNT    TOTAL    CARRYING AMOUNT   TOTAL
                                                     ----------------- ---------  ---------------  ------
                                                                         ($ IN MILLIONS)
INDUSTRY CLASS
Finance - Bank..........................               $  2,431.5           9%     $  1,663.7           8%
Finance - Insurance.....................                  1,006.8           4           356.9           2
Finance - Other.........................                  3,199.0          12         2,820.0          13
Industrial - Construction...............                    958.2           4           619.7           3
Industrial - Energy.....................                  2,959.5          11         2,486.1          11
Industrial - Manufacturing..............                  5,882.5          23         4,767.7          21
Industrial - Other......................                    133.1           1            85.6           -
Industrial - Service....................                  3,932.7          15         3,137.0          14
Industrial - Transport..................                  1,058.9           4         1,357.7           6
Utility - Electric......................                  2,539.4          10         2,727.0          12
Utility - Other.........................                    161.4           1           172.5           1
Utility - Telecom.......................                  1,575.7           6         2,016.0           9
                                                       ----------       ------     ----------      -------
    Total...............................               $ 25,838.7         100%     $ 22,209.9        100%
                                                       ==========       ======     ==========      =======

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

In July 2002, WorldCom Inc. filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses for other than temporary impairments during the second quarter of 2002. Our remaining investment in WorldCom Inc. is classified in our problem fixed maturity securities portfolio in the amount of $13.4 million as of December 31, 2002.

In December 2001, Enron Corp., along with certain of its subsidiaries, filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses in 2001 for other than temporary impairments and have classified our remaining investment in Enron Corp. and Enron related entities in our problem fixed maturity securities in the amount of $47.2 million as of December 31, 2002.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the years indicated:


                                             U.S. INVESTED ASSETS
                  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                       AS OF DECEMBER 31,      AS OF DECEMBER 31,
                                                                      -------------------     -------------------
                                                                              2002                    2001
                                                                      -------------------     -------------------
                                                                                     ($ IN MILLIONS)
Total fixed maturity securities (public and private)............      $   33,207.1                 $  29,027.8
                                                                      ================             =============
Problem fixed maturity securities...............................      $      262.0                 $     198.8
Potential problem fixed maturity securities.....................             508.4                       365.1
Restructured fixed maturity securities..........................             103.9                       110.8
                                                                      ----------------             -------------
   Total problem, potential problem and restructured fixed
     maturity securities........................................      $      874.3                 $     674.7
                                                                      ================             =============
   Total problem, potential problem and restructured fixed
     maturity securities as a percent of total fixed maturity
     securities.................................................               3%                          2%


MORTGAGE LOANS

Mortgage loans comprised 23% and 25% of total U.S. invested assets as of December 31, 2002, and December 31, 2001, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,365.8 million as of December 31, 2002, and $9,740.4 million as of December 31, 2001, or 86% and 89%, of total mortgage loan investments, respectively. Residential mortgages comprised $1,463.6 million and $1,144.2 million, or 14% and 11%, of total mortgage loan investments as of December 31, 2002, and December 31, 2001, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements.

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

California accounted for 21% of our commercial mortgage loan portfolio as of December 31, 2002. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of December 31, 2002, 43% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of December 31, 2002 and December 31, 2001 was 1,529 and 1,646, respectively. The average loan size of our commercial mortgage portfolio was $6.2 million as of December 31, 2002. As of such dates, all such loans were performing.

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we establish a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect such losses in our consolidated results of operations. Such increases (decreases) in valuation allowances aggregated $(7.1) million for the year ended December 31, 2002 and $(17.3) million for the year ended December 31, 2001.

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

The following table represents our commercial mortgage valuation allowance for the years indicated:


                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                  AS OF DECEMBER 31,        AS OF DECEMBER 31,
                                                                 -------------------       -------------------
                                                                         2002                      2001
                                                                 -------------------       -------------------
                                                                                 ($ IN MILLIONS)

Beginning balance..........................................          $        90.7           $        108.0
Provision..................................................                   33.5                     12.0
Release due to write downs, sales and foreclosures.........                  (40.6)                   (29.3)
                                                                     ---------------           ---------------
Ending balance.......................................                $        83.6           $         90.7
                                                                     ===============           ===============
Valuation allowance as % of carrying value before reserves.                    1%                       1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the years indicated:


                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING AMOUNT

                                                                   AS OF DECEMBER 31,        AS OF DECEMBER 31,
                                                                  -------------------       -------------------
                                                                          2002                      2001
                                                                  -------------------       -------------------
                                                                                 ($ IN MILLIONS)

Total commercial mortgages ................................            $   9,365.8             $      9,740.4
                                                                       ==============           ===============

Problem commercial mortgages(1)............................            $      77.2             $         47.1
Potential problem commercial mortgages ....................                   50.4                       98.9
Restructured commercial mortgages .........................                   46.9                       42.4
                                                                       --------------           ---------------
   Total problem, potential problem and
     restructured commercial mortgages ....................            $     174.5             $        188.4
                                                                       ==============           ===============
   Total problem, potential problem and restructured
     commercial mortgages as a percent of total commercial                     2%                         2%

--------------------

(1) Problem commercial mortgages included mortgage loans in foreclosure of $0.4 million as of December 31, 2002. There were no mortgage loans in foreclosure as of December 31, 2001.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of December 31, 2002, and December 31, 2001, the carrying amount of equity real estate investment was $1,221.6 million and $1,174.1 million, or 2% and 3% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $1,042.1 million as of December 31, 2002, and $783.4 million as of December 31, 2001. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the years ended December 31, 2002 and December 31, 2001, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of December 31, 2002, and December 31, 2001, was $179.5 million and $390.7 million, net of valuation allowances of $19.3 million and $19.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of December 31, 2002. By property type, there is a concentration in office buildings that represented approximately 31% of the equity real estate portfolio as of December 31, 2002.

OTHER INVESTMENTS

Our other investments totaled $1,075.5 million as of December 31, 2002, compared to $663.7 million as of December 31, 2001. With the adoption of SFAS 133 on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $348.8 million in other investments as of December 31, 2002. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

Our investment in Coventry is also included in other investments as we account for it using the equity method. As of December 31, 2001, our carrying value in Coventry was $146.0 million. On February 1, 2002, we sold our remaining investment in Coventry for a net realized gain.

SECURITIES LENDING

The terms of our securities lending program, approved in 1999, allow us to lend our securities to major brokerage firms. Our policy requires an initial minimum of 102% of the fair value of the loaned securities as collateral. Although we lend from time to time during the financial reporting quarters, we have no securities on loan as of December 31, 2002.

INTERNATIONAL INVESTMENT OPERATIONS

As of December 31, 2002, our international investment operations consist of the investments of Principal International comprised of $1.5 billion in invested assets. Invested assets related to BT Financial Group have been reclassified to assets of discontinued operations on our consolidated statements of financial position. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of December 31, 2002, and December 31, 2001, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                                            AS OF DECEMBER 31,        AS OF DECEMBER 31,
                                                           ---------------------     ---------------------
                                                                   2002                      2001
                                                           ---------------------     ---------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                           ----------     ---------  -----------   -------
                                                                            ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................         $    998.6        67%     $    941.3      68%
   Private........................................               81.7         6            61.0       4
Equity securities.................................               20.6         1            24.9       2
Mortgage loans
   Residential....................................              252.5        17           181.1      13
Real estate held for investment...................                7.4         1             7.7       1
Other investments ................................              124.6         8           168.6      12
                                                           ----------     ------     -----------   -------
   Total invested assets..........................         $  1,485.4       100%     $  1,384.6     100%
                                                                          ======                   =======
Cash and cash equivalents.........................               97.1                      65.4
                                                           -----------               -----------
   Total invested assets and cash ................         $  1,582.5                $  1,450.0
                                                           ===========               ===========

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

We manage the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. One of the measures we use to quantify this exposure is duration. To calculate duration, we project asset and liability cash flows. These cash flows are discounted to a net present value basis using a spot yield curve, which is a blend of the spot yield curves for each of the asset types in the portfolio. Duration is calculated by re-calculating these cash flows and re-determining the net present value based upon an alternative level of interest rates, and determining the percentage change in fair value.

As of December 31, 2002, the difference between the asset and liability durations on our primary duration managed portfolio was 0.09 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines dictate that total duration gaps between the asset and liability portfolios must be within 0.25 years. The value of the assets in this portfolio was $26,344.1 million as of December 31, 2002.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2002, the weighted-average difference between the asset and liability durations on these portfolios was (0.49) years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $10,145.7 million as of December 31, 2002.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,577.6 million as of December 31, 2002.

Using the assumptions and data in effect as of December 31, 2002, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by $25.9 million. The following table details the estimated changes by risk management strategy:


                                                                        AS OF
                     RISK MANAGEMENT                              DECEMBER 31, 2002             NET FAIR VALUE
                        STRATEGY                                VALUE OF TOTAL ASSETS               CHANGE
---------------------------------------------------           -------------------------      ---------------------
                                                                                 (IN MILLIONS)

Primary duration-managed...........................                   $   26,344.1                $      (23.7)
Duration-monitored.................................                       10,145.7                        49.6
Non duration-managed...............................                        5,577.6                         -
                                                              -------------------------      ---------------------
Total..............................................                   $   42,067.4                $       25.9
                                                              =========================      =====================

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

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration ("benchmark interest rate"). Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. Price sensitivity analysis is performed at least once daily. The face amount of the loans in the pipeline as of December 31, 2002, was $12.9 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate and sustained increase in the benchmark interest rates decreases the December 31, 2002, net position value by $60.8 million.

The financial risk associated with our mortgage servicing operations is the risk that the fair value of the servicing asset falls below its U.S. GAAP book value. To measure this risk, we analyze each servicing risk tranche's U.S. GAAP book value in relation to the then current fair value for similar servicing rights. We perform this valuation using option-adjusted spread valuation techniques applied to each risk tranche. We produce tranche fair values at least monthly and model our net servicing hedge position at least daily.

The fair value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is partially offset by the use of financial instruments, including derivative contracts that typically increase in aggregate value when interest rates decline. Based on values as of December 31, 2002, a 100 basis point immediate parallel and sustained decrease in interest rates produces a $4.0 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between fair values and U.S. GAAP book values.

CASH FLOW VOLATILITY

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

DERIVATIVES

We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, principal-only swaps, interest rate floors, swaptions, U.S. Treasury futures, Treasury rate guarantees, interest rate lock commitments and mortgage-backed forwards and options. We use interest rate futures contracts and mortgage-backed forwards to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps and principal-only swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. Occasionally, we will sell a callable liability or a liability with attributes similar to a call option. In these cases, we will use interest rate swaptions or similar products to hedge the risk of early liability payment thereby transforming the callable liability into a fixed term liability.

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

We have increased our credit exposure through credit default swaps by investing in subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of December 31, 2002 was $500.0 million and the mark to market value was $3.0 million pre-tax. We also invested in credit swaps creating replicated assets with a notional of $205.3 million and mark to market value of $(2.1) million as of December 31, 2002.

In conjunction with our use of derivatives, we are exposed to counterparty risk, or the risk that counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

o    establishing  exposure  limits  which  take  into  account   non-derivative
     exposure we have with the counterparty as well as derivative exposure;

o performing similar credit analysis prior to approval on each derivatives counterparty that we do when lending money on a long-term basis;

o    diversifying our risk across numerous approved counterparties;

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of December 31, 2002, and December 31, 2001:


               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                                             AS OF DECEMBER 31,          AS OF DECEMBER 31,
                                                           ---------------------        ----------------------
                                                                    2002                        2001
                                                           ---------------------        ----------------------
                                                             NOTIONAL        % OF        NOTIONAL        % OF
                                                              AMOUNT         TOTAL        AMOUNT        TOTAL
                                                           -------------   ---------    ----------     -------
                                                                            ($ IN MILLIONS)

Mortgage-backed forwards and options............           $ 17,494.9         33%       $ 9,250.7         34%
Swaptions ......................................              9,772.5         18          3,570.0         13
Interest rate swaps.............................              9,719.2         18          3,272.5         12
Interest rate lock commitments..................              8,198.1         15          2,565.9          9
Foreign currency swaps..........................              3,217.0          6          4,091.9         15
U.S. Treasury futures (LIBOR)...................              2,225.0          4              -            -
Interest rate floors............................              1,650.0          3          3,400.0         12
Credit default swaps ...........................                705.2          1              -            -
Bond forwards...................................                363.7          1            357.4          1
U.S. Treasury futures...........................                271.1          1            186.6          1
Principal Only swaps............................                123.6          -            250.0          1
Treasury rate guarantees........................                 63.0          -             88.0          -
Call options....................................                 30.0          -             30.0          -
Currency forwards...............................                  0.2          -            393.4          2
Total return swaps..............................                   -           -             25.0          -
                                                           -------------    --------    ----------     -------
   Total........................................           $ 53,833.5         100%      $27,481.4        100%
                                                           =============    ========    ==========     =======



               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                                             AS OF DECEMBER 31,           AS OF DECEMBER 31,
                                                           ---------------------        ----------------------
                                                                    2002                         2001
                                                           ---------------------        ----------------------
                                                              CREDIT         % OF         CREDIT          % OF
                                                             EXPOSURE        TOTAL       EXPOSURE        TOTAL
                                                           -------------   ---------    -------------   ------
                                                                             ($ IN MILLIONS)

Foreign currency swaps..........................            $     195.0       68%       $     101.1        33%
Interest rate swaps.............................                   48.4       17               78.4        25
Swaptions ......................................                   31.4       11                8.7         3
Credit default swaps............................                    8.9        3                -           -
Interest rate floors............................                    1.7        1               13.2         4
Call options....................................                    0.4        -                8.9         3
Currency forwards...............................                     -         -               55.3        18
Total return swaps..............................                     -         -                0.1         -
Mortgage-backed forwards and options............                     -         -               41.7        14
                                                           -------------   ---------    -------------   ------
 Total........................................              $     285.8      100%       $     307.4       100%
                                                           =============   =========    =============   ======

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.



                                                                     AS OF DECEMBER 31, 2002
                                          -------------------------------------------------------------------------------
                                                                                  FAIR VALUE (NO ACCRUED INTEREST)
                                                                              -------------------------------------------
                                                                WEIGHTED
                                                              AVERAGE TERM    -100 BASIS                     +100 BASIS
                                           NOTIONAL AMOUNT      (YEARS)      POINT CHANGE     NO CHANGE     POINT CHANGE
                                          -----------------  -------------   --------------   -----------   -------------
                                                                         ($ IN MILLIONS)

Interest rate swaps..................        $  9,719.2            4.90(1)      $   74.6       $  147.1       $  (230.1)
Principal-only swaps.................             123.6            1.82(1)          10.6            3.1           (11.7)
Interest rate floors.................           1,650.0            3.50(2)          38.9           41.6           (23.3)
U.S. Treasury futures................             271.1            0.22(3)          (1.5)          (1.9)            0.9
U.S. Treasury futures (LIBOR)........           2,225.0            0.86(3)          (5.6)          (3.9)            5.6
Swaptions............................           9,772.5            1.09(4)         289.3          232.8           (25.3)
Treasury rate guarantees.............              63.0            0.10(5)          (5.3)          (1.0)            3.3
Bond forwards........................             363.7            0.73(5)          49.9           27.6             5.6
Mortgage-backed forwards and options.          17,494.9            0.07(5)        (152.2)         (56.4)          162.2
Interest rate lock commitments.......           8,198.1            0.12(6)          59.7          128.6          (225.1)
                                             -----------                        ----------    -----------     -----------
   Total.............................        $ 49,881.1                         $  358.4       $  517.6       $  (337.9)
                                             ===========                        ==========    ===========     ===========

--------------------

(1)  Based on maturity date of swap.
(2)  Based on maturity date of of floor.
(3)  Based no maturity date.
(4)  Based on option date of swaption.
(5)  Based on settlement date.
(6)  Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING

As of December 31, 2002, the aggregate fair value of debt was $1,459.3 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $62.2 million.


                                                                           AS OF DECEMBER 31, 2002
                                                         -----------------------------------------------------------
                                                                      FAIR VALUE (NO ACCRUED INTEREST)
                                                         -----------------------------------------------------------
                                                            -100 BASIS                                 +100 BASIS
                                                           POINT CHANGE           NO CHANGE           POINT CHANGE
                                                         -----------------      ---------------      ---------------
                                                                                (IN MILLIONS)

7.95% notes payable, due 2004......................        $      219.1         $      215.7          $      212.4
8.2% notes payable, due 2009.......................               572.6                542.8                 514.8
7.875% surplus notes payable, due 2024.............               218.6                209.2                 195.4
8% surplus notes payable, due 2044.................               117.0                105.1                  94.4
Non-recourse mortgages and notes payable...........               271.6                263.9                 256.7
Other mortgages and notes payable..................               122.6                122.6                 122.6
                                                           ---------------      ---------------      ---------------
   Total long-term debt............................        $    1,521.5         $    1,459.3          $    1,396.3
                                                           ===============      ===============      ===============

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2002, the fair value of our equity securities was $378.7 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $37.9 million.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of December 31, 2002, was $2,934.6 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of December 31, 2002, the fair value of our foreign currency denominated fixed maturity securities was $311.2 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of December 31, 2002, was $282.4 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

We estimate that as of December 31, 2002, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

EFFECTS OF INFLATION

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors................................................91
Audited Consolidated Financial Statements
   Consolidated Statements of Financial Position..............................92
   Consolidated Statements of Operations......................................93
   Consolidated Statements of Stockholders' Equity............................95
   Consolidated Statements of Cash Flows......................................96
   Notes to Consolidated Financial Statements.................................98


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Principal Financial Group, Inc.

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company"), as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for derivative instruments and hedging activities, discontinued operations and goodwill and other intangible assets in response to new accounting standards that became effective January 1, 2001 and 2002, respectively.

                                                          /s/ Ernst & Young LLP

Des Moines, Iowa
January 31, 2003

                         PRINCIPAL FINANCIAL GROUP, INC.

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                                          DECEMBER 31,
                                                                                     2002              2001
                                                                                ------------------  ------------------
                                                                                          (IN MILLIONS,
                                                                                      EXCEPT PER SHARE DATA)

ASSETS
Fixed maturities, available-for-sale.......................................         $34,185.7          $30,012.3
Fixed maturities, trading..................................................             101.7               17.8
Equity securities, available-for-sale......................................             378.7              837.2
Mortgage loans.............................................................          11,081.9           11,065.7
Real estate................................................................           1,229.0            1,181.8
Policy loans...............................................................             818.5              831.9
Other investments..........................................................           1,200.1              832.3
                                                                                ------------------  ------------------
   Total investments.......................................................          48,995.6           44,779.0

Cash and cash equivalents..................................................           1,038.6              561.2
Accrued investment income..................................................             646.3              594.1
Premiums due and other receivables.........................................             459.7              489.0
Deferred policy acquisition costs..........................................           1,414.4            1,372.5
Property and equipment.....................................................             482.5              494.2
Goodwill...................................................................             106.5              104.0
Other intangibles..........................................................              88.8               61.5
Mortgage loan servicing rights.............................................           1,518.6            1,779.2
Separate account assets....................................................          33,501.4           34,376.0
Assets of discontinued operations..........................................               -              2,974.3
Other assets...............................................................           1,608.9              765.5
                                                                                 ------------------  ------------------
   Total assets............................................................         $89,861.3          $88,350.5
                                                                                ==================  ==================
LIABILITIES
Contractholder funds.......................................................         $26,315.0          $24,684.4
Future policy benefits and claims..........................................          14,736.4           14,034.6
Other policyholder funds...................................................             642.9              589.1
Short-term debt............................................................             564.8              511.6
Long-term debt.............................................................           1,332.5            1,378.4
Income taxes currently payable.............................................               -                 35.1
Deferred income taxes......................................................           1,177.7              853.6
Separate account liabilities...............................................          33,501.4           34,376.0
Liabilities of discontinued operations.....................................               -              1,773.3
Other liabilities..........................................................           4,933.4            3,294.1
                                                                                ------------------  ------------------
   Total liabilities.......................................................          83,204.1           81,530.2

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share - 2,500.0 million shares authorized,
   376.7 million and 375.8 million shares issued, and 334.4 million and
   360.1 million shares outstanding in 2002 and 2001, respectively.........               3.8                3.8
Additional paid-in capital.................................................           7,106.3            7,072.5
Retained earnings (deficit)................................................              29.4              (29.1)
Accumulated other comprehensive income.....................................             635.8              147.5
Treasury stock, at cost (42.3 million and 15.7 million shares in 2002 and
   2001, respectively).....................................................          (1,118.1)            (374.4)
                                                                                ------------------  ------------------
   Total stockholders' equity..............................................           6,657.2            6,820.3
                                                                                ------------------  ------------------
   Total liabilities and stockholders' equity..............................         $89,861.3          $88,350.5
                                                                                ==================  ==================

SEE ACCOMPANYING NOTES.



                         PRINCIPAL FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                         2002               2001               2000
                                                   ------------------ ------------------ ------------------
                                                                        (IN MILLIONS)

REVENUES
Premiums and other considerations...............        $3,881.8           $4,122.3           $3,996.4
Fees and other revenues.........................         1,990.8            1,600.7            1,300.6
Net investment income...........................         3,304.7            3,383.6            3,157.6
Net realized/unrealized capital gains (losses)..          (354.8)            (514.0)             139.6
                                                     ------------------ ------------------ ------------------
  Total revenues................................         8,822.5            8,592.6            8,594.2

EXPENSES
Benefits, claims, and settlement expenses.......         5,216.9            5,482.1            5,232.3
Dividends to policyholders......................           316.6              313.7              312.7
Operating expenses..............................         2,623.2            2,332.7            2,209.0
                                                   ------------------ ------------------ ------------------
   Total expenses................................        8,156.7            8,128.5            7,754.0
                                                   ------------------ ------------------ ------------------
Income from continuing operations before income
   taxes........................................           665.8              464.1              840.2

Income taxes....................................            45.9               83.4              228.5
                                                   ------------------ ------------------ ------------------
Income from continuing operations, net of                  619.9              380.7              611.7
   related income taxes.........................

Income (loss) from discontinued operations, net
   of related income taxes......................          (196.7)             (11.2)               8.5
                                                   ------------------ ------------------ ------------------
Income before cumulative effect of accounting
   changes......................................           423.2              369.5              620.2

Cumulative effect of accounting changes, net
   of related income taxes......................          (280.9)             (10.7)               -
                                                   ------------------ ------------------ ------------------
Net income......................................        $  142.3           $  358.8           $  620.2
                                                   ================== ================== ==================


                         PRINCIPAL FINANCIAL GROUP, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                         FOR THE YEAR ENDED      PRO FORMA (UNAUDITED) FOR
                                                                                  THE YEAR ENDED DECEMBER
                                                         DECEMBER 31, 2002                31, 2001
                                                     --------------------------- ---------------------------

EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share:
   Income from continuing operations, net of
     related income taxes........................            $    1.77                   $   1.05
   Loss from discontinued operations, net of
     related income taxes........................                (0.56)                     (0.03)
                                                     --------------------------- ---------------------------
    Income before cumulative effect of
     accounting changes..........................                 1.21                       1.02
   Cumulative effect of accounting changes,
     net of related income taxes.................                (0.80)                     (0.03)
                                                     --------------------------- ---------------------------
   Net income....................................            $    0.41                   $   0.99
                                                     =========================== ===========================


The unaudited pro forma earnings per common share information above gives effect to the Demutualization and Initial Public Offering completed on October 26, 2001, as if they occurred on January 1, 2001 (see Note 20 to the consolidated financial statements).

SEE ACCOMPANYING NOTES.



                         PRINCIPAL FINANCIAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  ACCUMULATED
                                        ADDITIONAL   RETAINED       OTHER                       TOTAL
                              COMMON     PAID-IN     EARNINGS    COMPREHENSIVE    TREASURY   STOCKHOLDERS' OUTSTANDING
                              STOCK      CAPITAL     (DEFICIT)    INCOME (LOSS)    STOCK       EQUITY        SHARES
                            ----------  ----------  -----------  --------------   --------   ------------- ---------------
                                                                (IN MILLIONS)                              (IN THOUSANDS)

BALANCES AT JANUARY 1, 2000....$  -      $    -        $5,692.3      $(139.4)   $     -       $5,552.9
Comprehensive income:
   Net income..................   -           -           620.2          -            -          620.2
   Net unrealized gains........   -           -             -          351.9          -          351.9
   Provision for deferred
     income taxes..............   -           -             -         (120.0)         -         (120.0)
   Foreign currency
     translation adjustment....   -           -             -         (152.5)         -         (152.5)
                                                                                             -------------
 Comprehensive income..........                                                                  699.6
                            ----------  ----------  -----------  --------------   --------   ------------- ---------------
BALANCES AT DECEMBER 31,
   2000........................   -           -         6,312.5        (60.0)         -        6,252.5
Demutualization transaction....   2.6     5,047.7      (6,700.4)         -            -       (1,650.1)    260,805.9
Stock issued and held in
   rabbi trusts................   -           6.7           -            -           (6.7)         -          (363.7)
Initial public offering........   1.0     1,752.9           -            -            -        1,753.9     100,000.0
Shares issued..................   0.2       265.2           -            -            -          265.4      15,000.0
Treasury stock acquired.......    -           -             -            -         (367.7)      (367.7)    (15,300.0)
Comprehensive income:
   Net income before
     demutualization...........   -           -           387.9          -            -          387.9
   Net loss after
     demutualization...........   -           -           (29.1)         -            -          (29.1)
                                                     -----------                              --------------
   Net income for the year.....   -           -           358.8          -            -          358.8

   Net unrealized gains........   -           -             -          451.6          -          451.6
   Provision for deferred
     income taxes..............   -           -             -         (158.1)         -         (158.1)
   Foreign currency
     translation adjustment....   -           -             -          (71.8)         -          (71.8)
   Cumulative effect of
     accounting change, net
     of related income taxes...   -           -             -          (14.2)         -          (14.2)
                                                                                             --------------
Comprehensive income...........                                                                  566.3
                            ----------  ----------  -----------  --------------   --------   ------------- ---------------
BALANCES AT DECEMBER 31,
   2001........................   3.8     7,072.5         (29.1)       147.5       (374.4)     6,820.3     360,142.2
Shares issued..................   -          22.0           -            -            -           22.0         904.9
Stock-based compensation.......   -          10.5           -            -            -           10.5
Treasury stock acquired and
  sold, net....................   -           1.3           -            -         (743.7)      (742.4)    (26,627.8)
Dividends to stockholders......   -           -           (83.8)         -            -          (83.8)
Comprehensive income:
   Net income..................    -          -           142.3          -            -          142.3
   Net unrealized gains........    -          -             -          618.8          -          618.8
   Provision for deferred
     income taxes..............    -          -             -         (217.1)         -         (217.1)
   Foreign currency
     translation adjustment....    -          -             -           86.6          -           86.6
                                                                                             --------------
Comprehensive income...........                                                                  630.6
                            ----------  ----------  -----------  --------------   --------   ------------- ---------------
BALANCES AT DECEMBER 31,
   2002........................   $3.8   $7,106.3      $   29.4      $ 635.8    $(1,118.1)    $6,657.2     334,419.3
                            ==========  ==========  ===========  ==============   =========  ============= ===============


SEE ACCOMPANYING NOTES.



                         PRINCIPAL FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                             2002             2001              2000
                                                       ----------------- ---------------- -----------------
                                                                          (IN MILLIONS)

OPERATING ACTIVITIES
Net income............................................   $     142.3       $     358.8      $     620.2
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Loss (income) from discontinued operations, net
       of related income taxes........................         196.7              11.2             (8.5)
     Cumulative effect of accounting changes,
       net of related income taxes....................         280.9              10.7              -
     Amortization of deferred policy
       acquisition costs..............................         144.5             159.9            238.6
     Additions to deferred policy acquisition costs...        (323.4)           (261.7)          (263.9)
     Accrued investment income........................         (52.2)            (66.2)           (60.1)
     Premiums due and other receivables...............          25.2             (47.3)           (74.8)
     Contractholder and policyholder liabilities
       and dividends..................................       2,154.4           2,005.0          1,478.5
     Current and deferred income taxes................         408.4              98.8            188.5
     Net realized/unrealized capital (gains) losses...         354.8             514.0           (139.6)
     Depreciation and amortization expense............         106.0             103.4             99.8
     Amortization of mortgage servicing rights........         364.9             213.0            157.8
     Stock-based compensation.........................          10.5               -                -
     Mortgage servicing rights valuation adjustments..         926.7             101.8             54.8
     Other............................................         824.3             856.0            500.9
                                                       ----------------- ---------------- -----------------
Net adjustments.......................................       5,421.7           3,698.6          2,172.0
                                                       ----------------- ---------------- -----------------
Net cash provided by operating activities.............       5,564.0           4,057.4          2,792.2

INVESTING ACTIVITIES
Available-for-sale securities:
   Purchases.........................................      (16,683.5)        (14,871.8)       (13,051.0)
   Sales.............................................        8,460.0           6,707.7          7,366.0
   Maturities........................................        4,473.3           4,729.5          2,675.3
Net cash flows from trading securities................         (82.4)            (17.0)             -
Mortgage loans acquired or originated.................     (50,217.3)        (40,456.9)       (10,507.5)
Mortgage loans sold or repaid.........................      50,027.7          40,908.6         12,026.8
Purchase of mortgage servicing rights.................        (931.7)           (968.4)          (235.9)
Proceeds from sale of mortgage servicing rights.......           8.6              31.5             53.1
Real estate acquired..................................        (273.8)           (290.0)          (324.4)
Real estate sold......................................         255.7             803.8            796.9
Net change in property and equipment..................         (59.5)            (90.6)           (72.2)
Net proceeds (disbursements) from sales of
   subsidiaries.......................................         500.8              (7.9)             -
Purchases of interest in subsidiaries, net
   of cash acquired...................................         (54.5)            (11.1)           (27.4)
Net change in other investments.......................         498.5            (205.4)           (93.1)
                                                       ----------------- ---------------- -----------------
Net cash used in investing activities.................      (4,078.1)         (3,738.0)        (1,393.4)



                         PRINCIPAL FINANCIAL GROUP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                             2002             2001              2000
                                                       ----------------- ---------------- -----------------
                                                                          (IN MILLIONS)

FINANCING ACTIVITIES
Issuance of common stock.............................    $      22.0       $   2,019.3     $        -
Payments to eligible policyholders under plan
   of conversion.....................................            -            (1,177.5)             -
Acquisition and sales of treasury stock, net.........         (742.4)           (367.7)             -
Dividends to stockholders............................          (83.8)              -                -
Issuance of long-term debt...........................           64.1             149.2            230.4
Principal repayments of long-term debt...............         (110.0)           (204.4)          (120.7)
Net proceeds (repayments) of short-term
   borrowings........................................           53.2              52.1            (87.9)
Investment contract deposits.........................        7,014.1           5,054.9          3,982.6
Investment contract withdrawals......................       (7,225.7)         (6,075.1)        (5,011.3)
                                                       ----------------- ---------------- -----------------
Net cash used in financing activities................       (1,008.5)           (549.2)        (1,006.9)
                                                       ----------------- ---------------- -----------------

Net increase (decrease) in cash and cash
   equivalents.......................................          477.4            (229.8)           391.9

Cash and cash equivalents at beginning of year.......          561.2             791.0            399.1
                                                       ----------------- ---------------- -----------------
Cash and cash equivalents at end of year.............       $1,038.6        $    561.2     $      791.0
                                                       ================= ================ =================


SCHEDULE OF NONCASH TRANSACTIONS
Policy credits to eligible policyholders under plan
   of conversion.....................................                       $    472.6
                                                                         ================
Stock issued in exchange for membership interest.....                        $ 5,050.3
                                                                         ================
Net transfer of noncash assets and liabilities to an
   unconsolidated entity in exchange for a minority
   interest..........................................                                        $   (255.0)
                                                                                          =================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Principal Financial Group, Inc. and its consolidated subsidiaries, is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets. In addition, we offer residential mortgage loan origination and servicing in the U.S.

DEMUTUALIZATION AND INITIAL PUBLIC OFFERING

Under the terms of Principal Mutual Holding Company's Plan of Conversion, effective October 26, 2001 (the "Date of Demutualization"), Principal Mutual Holding Company converted from a mutual insurance holding company ("MIHC") to a stock company, subsidiary of Principal Financial Group, Inc., a Delaware business corporation. All membership interests in Principal Mutual Holding Company were extinguished on that date and eligible policyholders received, in aggregate, 260.8 million shares of common stock, $1,177.5 million of cash and $472.6 million of policy credits as compensation.

In addition, on October 26, 2001, we completed our initial public offering ("IPO") in which we issued 100.0 million shares of common stock at a price of $18.50 per share, prior to the underwriters' exercise of the overallotment option. Net proceeds from the IPO were $1,753.9 million, of which $64.2 million was retained by Principal Financial Group and $1,689.7 million was contributed to Principal Life Insurance Company. Proceeds were net of offering costs of $96.5 million and a related tax benefit of $0.4 million.

Costs relating to the demutualization, excluding costs relating to the IPO, were $2.0 million, $18.6 million and $7.2 million, net of income taxes, in 2002, 2001 and 2000, respectively. Demutualization expenses consist primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us on the demutualization. In addition, these costs include the costs of the advisors of the Insurance Commissioner of the State of Iowa and the New York State Insurance Department, other regulatory authorities and internal allocated costs for staff and related costs associated with the demutualization.

BASIS OF PRESENTATION

The accompanying consolidated financial statements, which include our majority-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Less than majority-owned entities in which we had at least a 20% interest are reported on the equity basis in the consolidated statements of financial position as other investments. All significant intercompany accounts and transactions have been eliminated.

CLOSED BLOCK

At the time the MIHC structure was created in 1998, Principal Life Insurance Company ("Principal Life") formed and began operating a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force on that date. See Note 8 for further details regarding the Closed Block.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of our consolidated financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts reported and disclosed. These estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the consolidated financial statements and accompanying notes.

ACCOUNTING CHANGES

The Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), in January 2003. FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. In addition, FIN 46 also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 is effective immediately for variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We have initiated an assessment and are currently evaluating interests in entities that may be considered variable interest entities. The ultimate impact of adopting FIN 46 on the consolidated financial statements is still being reviewed. Refer to the Residential Mortgage Banking Activities section of Note 5 for further information on variable interest entities and the effects that FIN 46 may have on our financial statements in the future.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE AN AMENDMENT OF FASB STATEMENT NO. 123 ("SFAS 148"), which is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and requires disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS 148 amends Accounting Principles Board ("APB") Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. We are applying the prospective method of transition as prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123").

SFAS 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. Effective July 1, 2002, we adopted the fair value method for stock-based compensation as defined in SFAS 123 in accounting for our stock-based compensation plans. SFAS 123, which indicates that the fair value method is the preferable method of accounting, requires that the fair value method for stock-based compensation be applied as of the beginning of the fiscal year in which it is adopted for all stock-based awards granted subsequent to such date. The financial statements for the first two quarters of 2002 were not restated for this change since its effects were not materially different from amounts reported for both financial position and results of operations. Such effects for the first two quarters were charged against income in the third quarter of 2002 and were not material to such results of operations. Prior to January 1, 2002, we applied the intrinsic value method (as permitted under SFAS
123) defined in APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations, which excluded employee options and stock purchases from compensation expense.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value instead of when a loss is probable and reasonably estimable as defined by SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The liability recognition requirements of FIN 45 are effective for those guarantees that are issued or amended as of January 1, 2003 or later. The disclosure requirements are effective for financial statements of annual periods ending after December 15, 2002. Refer to Note 14 for further information regarding our guarantees.

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

Our initial adoption of SFAS 142 on January 1, 2002, required us to perform a two-step fair-value based goodwill impairment test. The first step of the test compared the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step was performed, which compared the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the goodwill impairment, if any. Additionally, we were required to perform an impairment test on our indefinite-lived intangible assets, which consisted of a comparison of the fair value of an intangible asset with its carrying amount.

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

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These impairments, recognized January 1, 2002, as a cumulative effect of a change in accounting principle, were reported in our operating segments as follows (in millions):


                                               INTERNATIONAL
                                              ASSET MANAGEMENT     LIFE AND HEALTH
                                              AND ACCUMULATION       INSURANCE         CONSOLIDATED
                                            -------------------- ------------------ ------------------
 Goodwill.................................        $321.2               $4.6               $325.8
 Indefinite-lived intangibles.............          89.8                -                   89.8
 Income tax impact........................        (134.7)               -                 (134.7)
                                            -------------------- ------------------ ------------------
Total impairment, net of income taxes.....        $276.3               $4.6               $280.9
                                            ==================== ================== ==================

Net income and earnings per share (basic and diluted) for the years ended December 31, 2002, 2001 and 2000, adjusted for the effects of SFAS 142 related to non-amortization of goodwill and indefinite-lived intangibles, are as follows (in millions, except per share data):


                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                          2002           2001(1)           2000
                                                     ----------------  ----------------- ------------
Reported net income.............................      $    142.3          $358.8           $620.2
Adjustment for amortization expense:
 Goodwill (2)...................................              -              9.2             11.3
Amortization included in discontinued
 operations (see Note 3) .......................              -             38.9             37.0
                                                     ----------------  ----------------- ------------
Total amortization expense .....................              -             48.1             48.3
Tax impacts of amortization expense ............              -            (14.6)           (14.2)
                                                     ----------------  ----------------- ------------
Adjusted net income.............................           142.3           392.3            654.3
Adjustment for cumulative effect of accounting
 changes, net of related income taxes...........           280.9            10.7              -
                                                     ----------------  ----------------- ------------
Adjusted income before cumulative effect of
 accounting changes.............................      $    423.2          $403.0           $654.3
                                                     ================  ================= ============
Basic and diluted earnings per share:
Reported net income.............................      $      0.41         $  0.99            N/A
Adjustment for amortization expense:
 Goodwill.......................................              -              0.02            N/A
 Amortization included in discontinued
 operations.....................................              -              0.11            N/A
                                                     ----------------  ----------------- ------------
Total amortization expense .....................              -              0.13            N/A
Tax impacts of amortization expense ............              -             (0.04)           N/A
                                                     ----------------  ----------------- ------------
Adjusted net income ............................             0.41            1.08            N/A
Adjustment for cumulative effect of accounting
 changes, net of related income taxes..........              0.80            0.03            N/A
                                                     ----------------  ----------------- ------------
Adjusted income before cumulative effect of
 accounting changes.............................      $      1.21         $  1.11            N/A
                                                     ================  ================= ============

(1) For purposes of our unaudited basic and diluted pro-forma earnings per share calculations for the period January 1, 2001 through October 25, 2001, we estimated 360.8 million shares to be outstanding. For the period October 26, 2001 through December 31, 2001, actual shares outstanding were used in the weighted-average share calculation.

(2)  Includes   amortization   expenses   related  to  our   equity   investment
     subsidiaries.

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). This Statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and amends APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"), establishing a single accounting model for the disposal of long-lived assets. SFAS 144 generally retains the basic provisions of existing guidance, but broadens the presentation of any discontinued operations to include a component of an entity (rather than a segment of a business as defined in APB 30). We adopted SFAS 144 on January 1, 2002, which did not have a significant impact on our consolidated financial statements as of the adoption date. On August 25, 2002, we entered into an agreement to sell substantially all of BT Financial Group (see Note 3). The sale of BT Financial Group is accounted for under the provisions of SFAS 144 and consistent with such guidance, the BT Financial Group results and loss on sale are reported as a discontinued operation.

Effective January 1, 2001, we adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133. As amended, SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated statement of financial position as either assets or liabilities that are measured at fair value. SFAS 133 also establishes special accounting for qualifying hedges, which allows for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. Changes in the fair value of a derivative qualifying as a hedge are recognized in earnings or directly in stockholders' equity depending on the instrument's intended use. For derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, changes in fair value are required to be recognized in earnings in the period of change.

At January 1, 2001, our consolidated financial statements were adjusted to record a cumulative effect of adopting SFAS 133, as follows (in millions):


                                                                                       ACCUMULATED OTHER
                                                                      NET LOSS        COMPREHENSIVE LOSS
                                                                  ------------------ ----------------------

Adjustment to fair value of derivative contracts (1)............        $(16.4)              $(15.8)
Income tax impact...............................................           5.7                  1.6
                                                                  ------------------ ----------------------
Total...........................................................        $(10.7)              $(14.2)
                                                                  ================== ======================

(1)  Amount presented is net of adjustment to hedged item.

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity date of three months or less when purchased.

INVESTMENTS

We classify our investments into one of three categories: held-to-maturity, available-for-sale or trading. We determine the appropriate classification of fixed maturity securities at the time of purchase. Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value. (See Note 16 for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes. Unrealized gains and losses related to trading securities are reflected in net income as net realized/unrealized capital gains (losses).

The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated prepayments as determined by broker-dealer surveys or internal estimates and the estimated lives of the securities.

Equity securities include mutual funds, common stock and nonredeemable preferred stock. The cost of equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). Equity securities are classified as available-for-sale and, accordingly, are carried at fair value. (See Note 16 for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes.

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost bases of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. Any impairment losses and any changes in valuation allowances are reported in net income as net realized/unrealized capital gains (losses).

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Any changes in the valuation allowances are reported in net income as net realized/unrealized capital gains (losses). We measure impairment based upon the present value of expected cash flows discounted at the loan's effective interest rate or the loan's observable market price. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. We have residential mortgage loans held-for-sale in the amount of $638.9 million and $476.1 million and commercial mortgage loans held-for-sale in the amount of $444.2 million and $493.5 million at December 31, 2002 and 2001, respectively, which are carried at lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales, unrealized gains and losses related to other than temporary impairments, trading securities, market value changes in certain seed money investments, fair value hedge ineffectiveness, derivatives not designated as hedges and changes in the mortgage loan allowance are reported in net income as net realized/unrealized capital gains (losses). Unrealized gains and losses on derivatives within our mortgage banking segment are reported as either operating expenses or fees and other revenues depending on the nature of the hedge and are excluded from net realized/unrealized capital gains (losses). Investment gains and losses on sales of certain real estate held-for-sale, which do not meet the criteria for classification as a discontinued operation, are reported as net investment income and are also excluded from net realized/unrealized capital gains (losses).

Policy loans and other investments, excluding investments in unconsolidated entities, are primarily reported at cost.

SECURITIZATIONS

We sell commercial mortgage loans to an unconsolidated qualified special purpose entity which then issues mortgage-backed securities. We may retain immaterial interests in the loans by purchasing portions of the securities from the issuance. Gain or loss on the sales of the mortgages is reported as fees and other revenues and depends in part on the previous carrying amounts of the financial assets involved in the transfer, which is allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Fair values are determined by quoted market prices of external buyers of each class of security purchased. The retained interests are thereafter carried at fair value with other fixed maturity investments and classified as available-for-sale.

We also sell residential mortgage loans and retain servicing rights which are retained interests in the sold loans. Gain or loss on the sales of the loans is reported as fees and other revenues and depends in part on the previous carrying amounts of the loans sold and the interests retained based on their relative fair values at the date of the transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so we estimate fair value based on the present value of the future expected cash flows using management's best estimates of assumptions we believe market participants would use to value such interests.

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MORTGAGE LOAN SERVICING RIGHTS

Mortgage loan servicing rights represent the cost of purchasing or originating the right to receive cash flows from servicing mortgage loans. Servicing rights are recorded at the time of sale of the underlying mortgage loans where the servicing is retained. The total cost of the mortgage loans, which includes the cost to acquire the servicing rights, is allocated to the mortgage loans and the servicing rights based on their relative fair values at the date of sale. Cost basis also includes adjustments resulting from the application of hedge accounting. Capitalized servicing rights are carried at the lower of cost or market value. The capitalized value is amortized in proportion to, and over the period of, estimated net servicing income.

Capitalized mortgage loan servicing rights are periodically assessed for impairment based on the estimated fair value of those rights. Fair values are estimated using estimates of discounted future net cash flows over the expected life using loan prepayment, discount rate, ancillary fee income and other economic factors we believe market participants would use to value such assets. For purposes of performing our impairment evaluation, we stratify the servicing portfolio on the basis of certain predominant risk characteristics, including loan type and note rate. To the extent that the carrying value of the servicing rights exceeds fair value for any stratum, a valuation allowance is established, which may be adjusted in the future as the value of the servicing rights increase or decrease. This valuation allowance is recognized in the consolidated statements of operations during the period in which impairment occurs.

Activity in the valuation allowance for mortgage loan servicing rights is summarized as follows (in millions):


                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                2002             2001            2000
                                                           ---------------  --------------- ---------------

Balance at beginning of year..............................      $198.1         $    2.3           $2.9
Impairments...............................................       318.3            196.0            1.1
Recoveries................................................       (22.7)            (0.2)          (1.7)
                                                           ---------------  --------------- ---------------
Balance at end of year....................................      $493.7         $  198.1           $2.3
                                                           ===============  =============== ===============

During 2002, impairments reflect the results of increased mortgage loan prepayments due to the continued reduction in market interest rates during the year.

DERIVATIVES

Effective January 1, 2001, all derivatives are recognized as either assets or liabilities in the statement of financial position and measured at fair value. If certain conditions are met, a derivative may be specifically designated as one of the following:

(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

(b)  a hedge of the exposure to variable cash flows of a forecasted transaction;

(c)  a  hedge  of  the  foreign  currency   exposure  of  an  unrecognized  firm
     commitment,       an       available-for-sale       security      or      a
     foreign-currency-denominated forecasted transaction.

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our accounting for the ongoing changes in fair value of a derivative depends on the intended use of the derivative and the designation as described above and is determined when the derivative contract is entered into or at the time of redesignation under FAS 133. Hedge accounting is used for derivatives that are specifically designated in advance as hedges and that reduce our exposure to an indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period.

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

For derivatives hedging the exposure to variable cash flows, the effective portion of the derivative's change in fair value is initially deferred and reported as a component of other comprehensive income and subsequently reclassified into earnings when each variable cash flow occurs and is recognized in earnings. The ineffective portion of the change in fair value is reported in earnings in the period of change. For derivatives that are terminated prior to maturity, any accumulated gain or loss is recognized in earnings immediately if the hedged item is also terminated. If the hedged item is not terminated, then the accumulated gain or loss is amortized into earnings over the remaining life of the hedged item.

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

A minimum variance technique is used to test the effectiveness of cashflow and fair value relationships whereby the profitability distribution of net fair value or cashflows for the hedging and hedged items are combined. If the coefficient of variation (standard deviation divided by mean) of the probability distribution is 1% or less, then the hedging relationship is deemed to be effective.

Prior to the January 1, 2001 adoption of SFAS No. 133, we used future contracts, mortgage-backed securities forwards, interest rate and principal only swap and floor agreements, options on futures contracts and currency rate swap agreements to hedge and manage our exposure to changes in interest rate levels and foreign exchange rate fluctuations, and to manage duration mismatch of assets and liabilities. Futures contracts were marked to market and settled daily with the net gain or loss at expiration or termination of the contracts recorded in net

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

realized/unrealized capital gains (losses) on our consolidated statements of operations. Outstanding mortgage-backed forwards were reported as commitments, and upon settlement, the net gain or loss was reported in net realized/unrealized capital gains (losses). For interest rate and currency swaps held by Principal Life, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in net investment income. Any discounts or premiums related to these instruments were amortized to net investment income over the life of the contract. Gains or losses on contracts terminated early were recognized immediately in net realized/unrealized capital gains (losses). Unrealized gains or losses on interest rate swap contracts and currency swaps were not recognized in income. We primarily utilized interest rate floors, futures and options on futures contracts and interest rate and principal only swaps in hedging our portfolio of mortgage servicing rights. The realized and unrealized gains and losses on servicing derivatives accounted for as effective hedges were considered in the periodic assessment of mortgage servicing rights impairment. The realized and unrealized gains and losses on servicing derivatives not considered effective hedges were recorded in our results of operations. We managed interest rate risk on our mortgage loan pipeline by buying and selling mortgage-backed securities in the forward markets, over-the-counter options on mortgage-backed securities, futures contracts and options on treasury futures contracts. The unrealized gains and losses on these derivatives were included in the lower of cost or market calculation of mortgage loans held-for-sale.

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

Reserves for universal life insurance contracts are equal to cumulative premiums less charges plus credited interest which represents the account balances that accrue to the benefit of the policyholders. Reserves for nonparticipating term life insurance contracts are computed on a basis of assumed investment yield, mortality, morbidity and expenses, including a provision for adverse deviation, which generally varies by plan, year of issue and policy duration. Investment yield is based on our experience. Mortality, morbidity and withdrawal rate assumptions are based on our experience and are periodically reviewed against both industry standards and experience.

Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rate and mortality rates guaranteed in calculating the cash surrender values described in the contract.

Participating business represented approximately 32%, 35% and 34% of our life insurance in force and 74%, 76% and 79% of the number of life insurance policies in force at December 31, 2002, 2001 and 2000, respectively. Participating business represented approximately 68%, 57% and 61% of life insurance premiums for the years ended December 31, 2002, 2001 and 2000, respectively.

The amount of dividends to policyholders is approved annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECOGNITION OF PREMIUMS AND OTHER CONSIDERATIONS, FEES AND OTHER REVENUES AND BENEFITS

Traditional individual life and health insurance products include those products with fixed and guaranteed premiums and benefits and consist principally of whole life and term life insurance policies. Premiums from these products are recognized as premium revenue when due.

Immediate annuities with life contingencies include products with fixed and guaranteed annuity considerations and benefits and consist principally of group and individual single premium annuities with life contingencies. Annuity considerations from these products are recognized as revenue when due.

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

Investment contracts do not subject us to risks arising from policyholder mortality or morbidity and consist primarily of Guaranteed Investment Contracts ("GICs"), funding agreements and certain deferred annuities. Amounts received as payments for investment contracts are established as investment contract liability balances and are not reported as premium revenues. Revenues for investment contracts consist of investment income and policy administration charges. Investment contract benefits that are charged to expense include benefit claims incurred in the period in excess of related investment contract liability balances and interest credited to investment contract liability balances.

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fees and other revenues are earned for asset management services provided to retail and institutional clients based largely upon contractual rates applied to the market value of the client's portfolio. Additionally, fees and other revenues are earned for administrative services performed including recordkeeping and reporting services for retirement savings plans. Fees and other revenues received for performance of asset management and administrative services are recognized as revenue when the service is performed.

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

Deferred policy acquisition costs for universal life-type insurance contracts and participating life insurance policies and investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of estimated gross profit margins. This amortization is adjusted retrospectively when estimates of current or future gross profits and margins to be realized from a group of products and contracts are revised. The deferred policy acquisition costs of nonparticipating term life insurance policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. Deferred policy acquisition costs would be written off to the extent that it is determined that future policy premiums and investment income or gross profit margins would not be adequate to cover related losses and expenses.

REINSURANCE

We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2002, 2001 and 2000, respectively, we had reinsured $17.8 billion, $15.6 billion and $13.2 billion of life insurance in force, representing 13%, 12% and 9% of total net life insurance in force through a single third-party reinsurer. To minimize the possibility of losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

                        PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The effects of reinsurance on premiums and other considerations and policy and contract benefits and changes in reserves were as follows (in millions):


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                         2002               2001               2000
                                                    ------------------ ------------------ ------------------

Premiums and other considerations:
   Direct........................................       $4,080.1           $4,329.9           $4,142.1
   Assumed.......................................          130.6               56.0               24.6
   Ceded.........................................         (328.9)            (263.6)            (170.3)
                                                    ------------------ ------------------ ------------------
Net premiums and other considerations............       $3,881.8           $4,122.3           $3,996.4
                                                    ================== ================== ==================

Benefits, claims and settlement expenses:
   Direct........................................       $5,459.8           $5,700.3           $5,387.8
   Assumed.......................................           10.6                7.4                1.9
   Ceded.........................................         (253.5)            (225.6)            (157.4)
                                                    ------------------ ------------------ ------------------
Net benefits, claims and settlement expenses.....       $5,216.9           $5,482.1           $5,232.3
                                                    ================== ================== ==================

SEPARATE ACCOUNTS

The separate account assets and liabilities presented in the consolidated financial statements represent the fair market value of funds that are separately administered by us for contracts with equity, real estate and fixed-income investments. Generally, the separate account contract owner, rather than us, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to claims that arise out of any other business of ours. We receive a fee for administrative, maintenance and investment advisory services that is included in the consolidated statements of operations. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations.

At December 31, 2002 and 2001, the separate accounts include a separate account valued at $1.0 billion and $1.3 billion, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Activity of the separate account shares is reflected in both the separate account assets and separate account liabilities and does not impact our results of operations.

INCOME TAXES

We file a U.S. consolidated income tax return that includes all of our qualifying subsidiaries. Our policy of allocating income tax expenses and benefits to companies in the group is generally based upon pro rata contribution of taxable income or operating losses. We are taxed at corporate rates on taxable income based on existing tax laws. Current income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities and net operating losses using enacted income tax rates and laws. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in operations in the period in which the change is enacted.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN EXCHANGE

Assets and liabilities of our foreign subsidiaries and affiliates denominated in non-U.S. dollars are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Resulting translation adjustments are reported as a component of stockholders' equity, along with any related hedge effects. Revenues and expenses for these entities are translated at the weighted-average exchange rates for the year. Revenue, expense and other foreign currency transactions and translation adjustments for foreign subsidiaries and affiliates with the U.S. dollar as the functional currency that affect cash flows are reported in current operations, along with related hedge effects.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Due to the adoption of SFAS 142, goodwill and indefinite-lived intangible assets were no longer amortized after January 1, 2002. Intangible assets with a finite useful life continue to be amortized on a straight-line basis generally over a period of 15 to 30 years. Goodwill and indefinite-lived intangible assets not subject to amortization will be tested for impairment on an annual basis during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment testing involves a two-step process described further in the accounting changes section within Note 1. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

Other intangible assets with finite useful lives continue to be reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value. Prior to January 1, 2002, this impairment method was used for all intangible assets and goodwill.

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and excludes the dilutive effect of stock options. The calculation of diluted earnings per share reflects the dilution that would have occurred had the stock options been exercised, resulting in the issuance of common stock.

STOCK-BASED COMPENSATION

At December 31, 2002, we have four stock-based compensation plans, which are described more fully in Note 19. We used the fair value method and the intrinsic value method in 2002 and 2001, respectively, for these plans.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Awards under our plans vest over periods ranging from three months to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                            2002              2001 (1)
                                                                     ------------------- -------------------
                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)

Net income, as reported............................................         $142.3              $358.8
Add:  Stock-based compensation expense
      included in reported net income, net of related tax effects..           11.8                 6.6
Deduct:  Total stock-based compensation expense
      determined under fair value based method for all awards,
      net of related tax effects...................................           15.1                 7.9
                                                                      ------------------- -------------------
Pro forma net income...............................................         $139.0              $357.5
                                                                     =================== ===================
Earnings per share:
Basic:
 As reported.......................................................           $0.41               $0.99
 Pro forma.........................................................           $0.40               $0.99

Diluted:
 As reported.......................................................           $0.41               $0.99
 Pro forma.........................................................           $0.40               $0.99


(1) Calculation of weighted-average shares included in the December 31, 2001, pro forma disclosures is described in Note 20.

RECLASSIFICATIONS

Reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

                         PRINCIPAL FINANCIAL GROUP, INC.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortized intangible assets were as follows (in millions):

                                 AS OF DECEMBER 31, 2002                  AS OF DECEMBER 31, 2001
                         -------------------------------------   ------------------------------------------
                           GROSS                        NET        GROSS                          NET
                          CARRYING    ACCUMULATED     CARRYING    CARRYING    ACCUMULATED       CARRYING
                           AMOUNT     AMORTIZATION     AMOUNT      AMOUNT     AMORTIZATION       AMOUNT
                         ---------  ---------------  ---------   ---------   -------------    -------------

Value of insurance
   in force acquired....    $83.5        $6.6          $76.9       $54.4        $7.2              $47.2
Other ..................      1.6         0.4            1.2         2.1         0.2                1.9
                         ---------  ---------------  ---------   ---------   -------------    -------------
Total amortized
   intangibles .........    $85.1        $7.0          $78.1       $56.5        $7.4              $49.1
                         =========  ===============  =========   =========   =============    =============

Unamortized intangible assets were as follows (in millions):


                                                                           AS OF DECEMBER 31,
                                                                       2002                   2001
                                                                ----------------------  ----------------------
                                                                  NET CARRYING            NET CARRYING
                                                                    AMOUNT                    AMOUNT
                                                              ----------------------  ----------------------
Other indefinite-lived
   intangible assets ..............................                $10.7                   $12.4
                                                              ======================  ======================

The amortization expense for intangible assets with finite useful lives was $2.6 million, $2.5 million and $2.8 million for 2002, 2001 and 2000, respectively. At December 31, 2002, the estimated amortization expense for the next five years is as follows (in millions):

                                                        Estimated
                                                       amortization
                                                          expense
                                                   --------------------
2003........................................                $2.9
2004........................................                 2.7
2005........................................                 2.5
2006........................................                 2.3
2007........................................                 2.2

                         PRINCIPAL FINANCIAL GROUP, INC.

2. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The changes in the carrying amount of goodwill reported in our operating segments for 2002 were as follows (in millions):


                                  U.S. ASSET     INTERNATIONAL        LIFE AND
                                MANAGEMENT AND  ASSET MANAGEMENT       HEALTH        MORTGAGE
                                ACCUMULATION   AND ACCUMULATION       INSURANCE      BANKING      CONSOLIDATED
                                --------------- ------------------ -------------  -------------- ----------------

Balance at January 1, 2002.....      $12.5             $33.7           $49.4           $8.4           $ 104.0
Goodwill from acquisitions.....       10.7               -               -              -                10.7
Goodwill disposed of
during the period..............        -                 -              (0.7)           -                (0.7)
Cumulative effect of
accounting change (1)..........        -                 -              (4.6)           -                (4.6)
Foreign currency translation...        -                (2.9)            -              -                (2.9)
                                ---------------------------------- -------------- -------------- ----------------
Balance at December 31, 2002...      $23.2             $30.8           $44.1           $8.4           $ 106.5
                                ================================== ============== ============== ================

(1) Excludes goodwill impairments of $300.3 million related to BT Financial Group (see Note 3) and $20.9 million related to an equity investment subsidiary of Principal International.

3.  DISCONTINUED OPERATIONS

On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac") for proceeds of A$900.0 million Australian dollars ("A$") (U.S. $499.4 million), and future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $80.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management.

The decision to sell BT Financial Group was made with a view toward focusing our resources, executing on core strategic priorities and meeting shareholder expectations. Changing market dynamics since our acquisition of BT Financial Group, including industry consolidation, led us to conclude that the interests of BT Financial Group clients and staff would be best served under Westpac's ownership.

Excluding the contingent proceeds, our estimated after-tax proceeds from the sale are expected to be approximately U.S. $938.4 million. This amount includes cash proceeds, expected tax benefits and a gain from unwinding the hedged asset associated with debt used to acquire BT Financial Group in 1999. We have accrued for an estimated after-tax loss on disposal of $208.7 million as of December 31, 2002. Future adjustments to the estimated loss are expected to be recorded through the first half of 2003, as the proceeds from the sale are finalized.

BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) and cash flows have been removed from our results of continuing operations for all periods presented. Corporate overhead allocated to BT Financial Group does not qualify for discontinued operations treatment under SFAS 144, and therefore is still included in our results of continuing operations. Assets and liabilities related to BT Financial Group have been reclassified to assets of discontinued operations and liabilities of discontinued operations on the consolidated statements of financial position for all periods presented. The results of

                         PRINCIPAL FINANCIAL GROUP, INC.

3.  DISCONTINUED OPERATIONS (CONTINUED)

operations (excluding corporate overhead) for BT Financial Group are reported as non-recurring items for the International Asset Management and Accumulation segment in the Segment Information note (Note 18). Additionally, the information included in the notes to the financial statements exclude information applicable to BT Financial Group, unless otherwise noted.

Selected financial information for the discontinued operations is as follows:


                                                             AS OF
                                                     DECEMBER 31, 2001 (1)
                                                   -------------------------
                                                         (IN MILLIONS)
ASSETS
Goodwill and other intangibles ...................        $   993.0
Separate account assets ..........................          1,488.8
Other assets .....................................            492.5
                                                   -------------------------
       Total assets of discontinued operations ...        $ 2,974.3
                                                   =========================
LIABILITIES
Separate account liabilities......................        $ 1,488.8
Other liabilities ................................            284.5
                                                   -------------------------
       Total liabilities of discontinued
       operations ................................        $ 1,773.3
                                                   =========================

(1) As BT Financial Group was sold on October 31, 2002, there is no balance sheet data to present as of December 31, 2002.


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                2002              2001                2000
                                                            -------------    ---------------    -----------------
                                                                               (IN MILLIONS)

Total revenues.........................................       $  139.7           $ 220.9            $  285.5
                                                            =============    ===============    =================
Loss from continuing operations, net of related income
     taxes (corporate overhead)........................       $   (2.6)          $  (3.6)           $   (2.0)

Income (loss) from discontinued operations:
Income (loss) before income taxes......................           17.7             (15.6)               20.2
Income taxes (benefits)................................            5.7              (4.4)               11.7
                                                            -------------    ---------------    -----------------
Income (loss) from discontinued operations (1).........           12.0             (11.2)                8.5
Loss on disposal, net of related income tax benefit of
     $89.6 million.....................................         (208.7)              -                   -
                                                            -------------    ---------------    -----------------
Income (loss) from discontinued operations, net of              (196.7)            (11.2)                8.5
     related income taxes..............................
Cumulative effect of accounting change, net of related
     income taxes......................................         (255.4)              -                   -
                                                            -------------    ---------------    -----------------
Net income (loss)......................................       $ (454.7)          $ (14.8)           $    6.5
                                                            =============    ===============    =================

(1) The 2002 summary results of operations information is for the 10 months ended October 31, 2002, the date of sale of BT Financial Group.

                         PRINCIPAL FINANCIAL GROUP, INC.

4. OTHER DIVESTITURES

In September 2000, we sold a portion of our equity ownership position in Coventry Health Care, Inc., which reduced our ownership to approximately 25% and resulted in a realized capital gain of $13.9 million, net of income tax. The investment in Coventry Health Care, Inc. was $146.0 million at December 31, 2001. On February 1, 2002, we sold our remaining stake of 15.1 million shares in Coventry Health Care, Inc. common stock and a warrant, exercisable for 3.1 million shares of Coventry Health Care, Inc. common stock. Total proceeds from the completion of this transaction were $325.4 million, which resulted in a realized capital gain of $114.5 million, net of income tax.

5. INVESTMENTS

FIXED MATURITIES AND EQUITY SECURITIES

The cost, gross unrealized gains and losses and fair value of fixed maturities and equity securities available-for-sale as of December 31, 2002 and 2001, are summarized as follows (in millions):


                                                             GROSS            GROSS
                                                           UNREALIZED       UNREALIZED
                                             COST             GAINS           LOSSES         FAIR VALUE
                                        ---------------- ---------------- ---------------- ----------------

DECEMBER 31, 2002
Fixed maturities:
U.S. government and agencies..........   $      502.6      $      19.5      $      -        $      522.1
Foreign governments...................          595.5             64.4             -               659.9
States and political subdivisions.....          399.2             33.1             5.9             426.4
Corporate - public....................       16,672.0          1,101.0           281.7          17,491.3
Corporate - private...................        8,522.7            523.0           186.5           8,859.2
Mortgage-backed and other
asset-backed securities...............        5,819.6            421.7            14.5           6,226.8
                                        ---------------- ---------------- ---------------- ----------------
Total fixed maturities................   $   32,511.6      $   2,162.7      $    488.6      $   34,185.7
                                        ================ ================ ================ ================
Total equity securities...............   $      381.0      $       9.9      $     12.2      $      378.7
                                        ================ ================ ================ ================

DECEMBER 31, 2001
Fixed maturities:
U.S. government and agencies..........   $       15.4      $       0.1      $      0.1      $       15.4
Foreign governments...................          876.5             53.0             3.2             926.3
States and political subdivisions.....          302.1             20.1             4.7             317.5
Corporate - public....................       13,049.2            513.6           160.4          13,402.4
Corporate - private...................        9,030.8            325.6           124.3           9,232.1
Mortgage-backed and other
asset-backed securities...............        5,891.3            253.5            26.2           6,118.6
                                        ---------------- ---------------- ---------------- ----------------
Total fixed maturities................   $   29,165.3      $   1,165.9      $    318.9      $   30,012.3
                                        ================ ================ ================ ================
Total equity securities...............   $      902.8      $      15.7      $     81.2      $      837.2
                                        ================ ================ ================ ================


                         PRINCIPAL FINANCIAL GROUP, INC.

5. INVESTMENTS (CONTINUED)

The cost and fair value of fixed maturities available-for-sale at December 31, 2002, by expected maturity, were as follows (in millions):


                                                                            COST            FAIR VALUE
                                                                      ------------------- ------------------
Due in one year or less............................................     $  1,824.9          $  1,843.4
Due after one year through five years..............................        9,855.0            10,328.2
Due after five years through ten years.............................        7,726.5             8,245.7
Due after ten years................................................        7,285.6             7,541.6
                                                                     ------------------- ------------------
                                                                          26,692.0            27,958.9
Mortgage-backed and other asset-backed securities..................        5,819.6             6,226.8
                                                                     ------------------- ------------------
Total..............................................................     $ 32,511.6          $ 34,185.7
                                                                     =================== ==================

The above summarized activity is based on expected maturities. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

Corporate private placement bonds represent a primary area of credit risk exposure. The corporate private placement bond portfolio is diversified by issuer and industry. We monitor the restrictive bond covenants which are intended to regulate the activities of issuers and control their leveraging capabilities.

NET INVESTMENT INCOME

Major categories of net investment income are summarized as follows (in millions):


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                         2002               2001               2000
                                                     ------------------ ------------------ ------------------
Fixed maturities, available-for-sale............         $2,219.7           $2,207.0           $1,880.7
Fixed maturities, trading.......................              5.2                -                  -
Equity securities, available-for-sale...........             27.6               27.7               72.6
Mortgage loans..................................            816.5              884.2            1,022.9
Real estate.....................................             85.7              178.2              171.3
Policy loans....................................             57.6               57.5               55.1
Cash and cash equivalents.......................             16.8               28.1               26.7
Other...........................................            175.1              103.6               67.0
                                                   ------------------ ------------------ ------------------
                                                          3,404.2            3,486.3            3,296.3

Less investment expenses........................            (99.5)            (102.7)            (138.7)
                                                   ------------------ ------------------ ------------------
Net investment income...........................         $3,304.7           $3,383.6           $3,157.6
                                                   ================== ================== ==================


                         PRINCIPAL FINANCIAL GROUP, INC.

5. INVESTMENTS (CONTINUED)

NET REALIZED/UNREALIZED CAPITAL GAINS AND LOSSES

The major components of net realized/unrealized capital gains (losses) on investments are summarized as follows (in millions):


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                         2002               2001               2000
                                                   ------------------ ------------------ ------------------

Fixed maturities, available-for-sale:
Gross gains......................................        $ 172.3          $   75.8             $  29.1
Gross losses.....................................         (538.5)           (408.8)             (155.0)
Fixed maturities, trading:
Gross gains......................................            4.0               0.9                 -
Gross losses.....................................           (0.1)             (0.1)                -
Equity securities, available-for-sale:
Gross gains......................................            4.1               9.4                84.2
Gross losses.....................................          (32.8)            (76.9)               (5.0)
Mortgage loans...................................          (10.3)             10.7                 8.6
Real estate......................................            9.3             (19.0)               82.3
Other, including unrealized derivative
gains (losses)...................................           37.2            (106.0)               95.4
                                                    ----------------- ------------------ ------------------
Net realized/unrealized capital gains (losses)...        $(354.8)         $ (514.0)            $ 139.6
                                                   ================== ================== ==================

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities were $8.2 billion, $5.7 billion and $5.7 billion in 2002, 2001 and 2000, respectively. Of the 2002, 2001 and 2000 proceeds, $4.3 billion, $1.6 billion and $2.6 billion, respectively, relate to sales of mortgage-backed securities. Our mortgage-backed portfolio is actively managed to reduce the risk of prepayment by purchasing securities that are trading close to par. Gross gains of $88.2 million, $22.5 million and $2.0 million and gross losses of $11.6 million, $5.0 million and $40.1 million in 2002, 2001 and 2000, respectively, were realized on sales of mortgage-backed securities.

We recognize impairment losses for fixed maturities and equity securities when declines in value are other than temporary. Realized losses related to other than temporary impairments were $357.0 million, $227.4 million and $6.1 million in 2002, 2001 and 2000, respectively.

NET UNREALIZED GAINS AND LOSSES ON AVAILABLE-FOR-SALE SECURITIES

The net unrealized gains and losses on investments in fixed maturities and equity securities available-for-sale are reported as a separate component of equity, reduced by adjustments to deferred policy acquisition costs and unearned revenue reserves that would have been required as a charge or credit to operations had such amounts been realized and a provision for deferred income taxes.

                         PRINCIPAL FINANCIAL GROUP, INC.

5. INVESTMENTS (CONTINUED)

The cumulative amount of net unrealized gains and losses on available-for-sale securities was as follows (in millions):

                                                                                AS OF DECEMBER 31,
                                                                              2002              2001
                                                                         ---------------- -----------------

Net unrealized gains on fixed maturities, available-for-sale (1).......     $1,671.4          $827.0
Net unrealized losses on equity securities, available-for-sale.........         (4.6)          (42.4)
Adjustments for assumed changes in amortization patterns:
Deferred policy acquisition costs......................................       (226.2)         (104.6)
Unearned revenue reserves..............................................         13.6             7.2
Net unrealized losses on derivative instruments........................       (167.1)          (52.5)
Net unrealized loss on policyholder dividend obligation................        (33.6)            -
Provision for deferred income taxes....................................       (431.5)         (214.4)
                                                                          --------------- -----------------
 Net unrealized gains on available-for-sale securities.................     $  822.0          $420.3
                                                                         ================ =================

(1)  Excludes   net    unrealized    gains    (losses)on    fixed    maturities,
     available-for-sale included in fair value hedging relationships.

COMMERCIAL MORTGAGE LOANS

Commercial mortgage loans represent a primary area of credit risk exposure. At December 31, 2002 and 2001, the commercial mortgage portfolio is diversified by geographic region and specific collateral property type as follows (dollars in millions):

                                                               AS OF DECEMBER 31,
                                                     2002                                   2001
                                       ---------------------------------        ---------------------------
                                         CARRYING           PERCENT             CARRYING      PERCENT
                                          AMOUNT            OF TOTAL             AMOUNT       OF TOTAL
                                       ---------------  ----------------        ----------  ---------------
GEOGRAPHIC DISTRIBUTION
New England...........................    $   387.6            4.1%         $   327.4            3.4%
Middle Atlantic.......................      1,617.0           17.3            1,606.3           16.5
East North Central....................        913.7            9.8              930.1            9.5
West North Central....................        311.5            3.3              397.8            4.1
South Atlantic........................      2,180.8           23.3            2,403.0           24.7
East South Central....................        345.5            3.7              338.5            3.5
West South Central....................        641.8            6.9              769.0            7.9
Mountain..............................        711.8            7.6              637.7            6.5
Pacific...............................      2,339.7           24.9            2,421.3           24.8
Valuation allowance...................        (83.6)          (0.9)             (90.7)          (0.9)
                                       ---------------  ----------------    --------------  ---------------
Total.................................    $ 9,365.8          100.0%         $ 9,740.4          100.0%
                                       ===============  ================    ==============  ===============


PROPERTY TYPE DISTRIBUTION
Office................................    $ 3,166.2           33.8%         $ 3,252.5           33.4%
Retail................................      2,836.0           30.3            3,106.5           31.9
Industrial............................      2,802.6           29.9            2,948.9           30.3
Apartments............................        475.4            5.1              349.8            3.6
Hotel.................................         57.4            0.6               61.6            0.6
Mixed use/other.......................        111.8            1.2              111.8            1.1
Valuation allowance...................        (83.6)          (0.9)             (90.7)          (0.9)
                                       ---------------  ----------------    --------------  ---------------
Total................................     $ 9,365.8          100.0%         $ 9,740.4          100.0%
                                       ===============  ================    ==============  ===============

                         PRINCIPAL FINANCIAL GROUP, INC.

5. INVESTMENTS (CONTINUED)

COMMERCIAL AND RESIDENTIAL MORTGAGE LOAN LOSS ALLOWANCE

Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a provision for loss is established equal to the- difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The provision for losses is included in net realized/unrealized capital gains (losses) on our consolidated statements of operations. Mortgage loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries are credited to the allowance for losses.

The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Impaired mortgage loans along with the related allowance for losses were as follows (in millions):

                                                 AS OF DECEMBER 31,
                                                 2002              2001
                                          ------------------  ------------------

Impaired loans with allowance for
losses..................................     $    123.0         $  97.6
Allowance for losses....................          (26.9)          (17.0)
                                          ------------------  ------------------
Net impaired loans......................     $     96.1         $  80.6
                                          ==================  ==================

The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows (in millions):

                                            FOR THE YEAR ENDED DECEMBER 31,
                                         2002           2001            2000
                                    -------------- --------------- -------------
 Average recorded investment
     in impaired loans..............    $88.4           $74.4          $72.8
 Interest income recognized
     on impaired loans..............      8.6            12.5           12.6

                         PRINCIPAL FINANCIAL GROUP, INC.

5. INVESTMENTS (CONTINUED)

All interest income on impaired  commercial mortgage loans was recognized on the
cash  basis  of  income  recognition,   whereas,  interest  income  on  impaired
residential mortgage loans was recognized on the accrual basis.

A summary of the changes in the commercial and residential mortgage loan allowance for losses is as follows (in millions):


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                         2002               2001               2000
                                                    ------------------ ------------------ ------------------

Balance at beginning of year.....................         $92.3             $110.4             $117.8
Provision for losses.............................          35.1               11.2                5.4
Releases due to write-downs,
 sales and foreclosures..........................         (40.4)             (29.3)             (12.8)
                                                    ------------------ ------------------ ------------------
Balance at end of year...........................         $87.0             $ 92.3             $110.4
                                                    ================== ================== ==================

RESIDENTIAL MORTGAGE BANKING ACTIVITIES

We were servicing approximately 920,000 and 741,000 residential mortgage loans with aggregate principal balances of approximately $107,745.3 million and $80,530.5 million at December 31, 2002 and 2001, respectively. In connection with these mortgage servicing activities, we held funds in trust for others totaling approximately $646.7 million and $508.9 million at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, $273.9 million and $252.4 million, respectively, of the funds held in trust were held in our banking subsidiary. In connection with our loan administration activities, we advance payments of property taxes and insurance premiums and also advance principal and interest payments to investors in advance of collecting funds from specific mortgagors. In addition, we make certain payments of attorney fees and other costs related to loans in foreclosure. These amounts receivable are recorded, at cost, as other assets in our consolidated statements of financial position. Amounts advanced are considered in management's evaluation of the adequacy of the mortgage loan allowance for losses.

In June 2000, our mortgage banking segment created a special purpose bankruptcy remote entity, Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), to provide an off-balance sheet source of funding for our residential mortgage loan production. We sell eligible residential mortgage loans to PRMCR, where they are warehoused until sold to the final investor. We sold $47.1 billion and $38.0 billion in mortgage loans to PRMCR in 2002 and 2001, respectively. The maximum amount of mortgage loans, which can be warehoused in PRMCR, has increased from $1.0 billion at inception to $4.0 billion as of December 31, 2002. PRMCR held $4.0 billion and $3.0 billion in mortgage loans held-for-sale as of December 31, 2002 and 2001, respectively. The portfolio of loans held-for-sale by PRMCR must meet portfolio criteria, eligibility representations and portfolio aging limitations. Based on these eligibility representations, we are required to repurchase ineligible loans from PRMCR. During 2002, we repurchased $51.9 million of ineligible loans from PRMCR.

PRMCR is capitalized by equity certificates owned by third party investors not affiliated with us or our affiliates, directors or officers and, thus, is not consolidated. The equity holders bear the risk of loss on defaulted mortgages. At December 31, 2002 and 2001, PRMCR had outstanding equity certificates of $193.0 million. PRMCR also issues short-term secured liquidity notes as well as medium term notes to provide funds to purchase mortgage loans from us. At December 31, 2002, PRMCR had outstanding secured liquidity notes of $2.2 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. At December 31, 2001, PRMCR had outstanding secured liquidity notes of $1.3 billion, three-year fixed term notes of $800.0

                         PRINCIPAL FINANCIAL GROUP, INC.

5. INVESTMENTS (CONTINUED)

million and five-year variable term notes of $800.0 million. All borrowings are collateralized by the assets of PRMCR.

We paid a commitment fee to PRMCR based on the overall warehouse limit. PRMCR used a portion of the fee to fund a cash collateral account maintained at PRMCR. These funds are available as additional collateral to cover credit related losses on defaulted mortgage loans. The balance in the account was $24.0 million at December 31, 2002 and 2001, and is reflected in other assets on our consolidated statements of financial position. We maintain a right to the servicing of the mortgage loans held by PRMCR and retain servicing upon the sale of the majority of the mortgage loans to the final investors. As the servicer, we receive a monthly servicing fee and may earn additional incentive servicing fees upon successful completion of our servicing responsibilities. We received $23.3 million and $12.6 million in servicing and incentive servicing fees from PRMCR in 2002 and 2001, respectively. Any unpaid and earned incentive fees as well as any remaining amounts in the cash collateral account will be returned to us upon the termination of PRMCR. Additionally, as the servicer, we are required to advance to PRMCR those payments due from borrowers, but not received, as of specified cutoff dates. In addition, we perform certain secondary marketing, accounting and various administrative functions on behalf of PRMCR. In order to hedge interest rate risk and non-credit-related market value risk associated with its inventory of mortgage loans held-for-sale, PRMCR entered into swaps with counterparties not affiliated with us or PRMCR. The swap counterparties are required to maintain certain minimum ratings as approved by the rating agencies. Through separate swap agreements with the swap counterparties that mirror the original swaps with PRMCR, the interest rate risk and non-credit-related market value components are swapped back to us.

Upon the effective date of FIN 46, as described in Note 1, we will be required to consolidate PRMCR unless its current structure is modified. If FIN 46 was effective as of December 31, 2002, the impact would be the consolidation of $4.1 billion in assets and liabilities.

In October 2000, our mortgage banking segment created a wholly owned, unconsolidated qualifying special purpose entity, Principal Residential Mortgage Funding, LLC ("PRMF"), to provide an off-balance-sheet source of funding for up to $250.0 million of qualifying delinquent mortgage loans. The limit was increased to $550.0 million in December 2002. We sell qualifying delinquent FHA and VA mortgage loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust. The Trust funds its acquisitions of the mortgage loans by selling participation certificates, representing an undivided interest in the Trust, to commercial paper conduit purchasers, who are not affiliated with us or any of our affiliates, directors or officers. At December 31, 2002 and 2001, the Trust held $405.1 million and $273.5 million in mortgage loans, respectively, and had outstanding participation certificates of $382.8 million and $256.9 million, respectively.

Mortgage loans typically remain in the Trust until they are processed through the foreclosure claim process, are paid off or reinstated. Mortgage loans that reinstate are no longer eligible to remain in the Trust and are required to be removed at fair market value by us at the monthly settlement date following reinstatement.

                         PRINCIPAL FINANCIAL GROUP, INC.

5. INVESTMENTS (CONTINUED)

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in our capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. We received $23.4 million and $8.5 million in servicing and successful servicing fees from PRMF in 2002 and 2001, respectively. At December 31, 2002 and 2001, our residual interest in such cash flows was $32.7 million and $21.5 million, respectively, and was recorded in other assets on our consolidated statements of financial position. The value of the residual interest was based on the net present value of expected cash flows from PRMF, reduced by estimates of foreclosure losses associated with the related loans. We are required to advance funds for payment of interest on the participation certificates and other carrying costs, if sufficient cash is not available in the trust collection account to meet this obligation.

Both the Trust and us, are parties to a cost of funds hedge agreement. We pay the weighted-average cost of funds on the participation certificates plus fees and expenses and receive the weighted-average coupon of mortgage loans in the Trust less a spread.

Based on PRMF's classification as a qualifying special purpose entity pursuant to the guidance of SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - A REPLACEMENT OF FASB
STATEMENT NO. 125, PRMF will not be required to be consolidated under the provisions of FIN 46.

REAL ESTATE

Depreciation expense on invested real estate was $31.8 million, $20.2 million and $29.3 million in 2002, 2001 and 2000, respectively. Accumulated depreciation was $157.3 million and $142.4 million as of December 31, 2002 and 2001, respectively.

OTHER INVESTMENTS

Other investments include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Total assets of the unconsolidated entities amounted to $3,637.9 million and $4,768.8 million at December 31, 2002 and 2001, respectively. Total revenues of the unconsolidated entities were $618.8 million, $2,855.2 million and $2,226.3 million in 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, we included $19.2 million, $48.8 million and $39.1 million, respectively, in net investment income representing our share of current year net income of the unconsolidated entities. At December 31, 2002, our net investment in unconsolidated entities was $22.3 million, which primarily included our minority interests in domestic and international joint ventures and partnerships. At December 31, 2001, our net investment in unconsolidated entities was $234.8 million, which primarily included our ownership interest in Coventry Health Care, Inc. in addition to our minority interests in joint ventures and partnerships. On February 1, 2002, we sold our minority interest in Coventry Health Care, Inc. (See Note 4).

In the ordinary course of our business and as part of our investment operations, we have also entered into long term contracts to make and purchase loans aggregating $525.1 million and $432.9 million at December 31, 2002 and 2001, respectively.

                         PRINCIPAL FINANCIAL GROUP, INC.

5. INVESTMENTS (CONTINUED)

With the adoption of SFAS 133 on January 1, 2001, derivatives are reflected on our consolidated statements of financial position and reported as a component of other investments. Certain seed money investments, which were reclassified from equity securities to other invested assets as of September 30, 2002, are carried at fair value with changes in fair value included in net income as net realized/unrealized capital gains (losses).

6. SECURITIZATION TRANSACTIONS

COMMERCIAL MORTGAGE LOANS

We sell commercial mortgage loans in securitization transactions and retain primary servicing responsibilities and other immaterial interests. We receive annual servicing fees approximating 0.01%, which approximates cost. The investors and the securitization entities have no recourse to our other assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk.

In 2002 and 2001, we recognized gains of $17.2 million and $18.3 million, respectively, on the securitization of commercial mortgage loans.

Key economic assumptions used in measuring the retained interests at the date of securitization resulting from transactions completed included a cumulative default rate between 6% and 11% during 2002 and 4% and 8% during 2001. The assumed range of the loss severity, as a percentage of defaulted loans, was between 12% and 32% during 2002 and 12% and 25% during 2001. The low end of the loss severity range relates to a portfolio of seasoned loans. The high end of the loss severity range relates to a portfolio of newly issued loans.

At December 31, 2002, the fair values of retained interests related to the securitizations of commercial mortgage loans were $229.6 million. Key economic assumptions and the sensitivity of the current fair values of residual cash flows were tested to one and two standard deviations from the expected rates. The changes in the fair values at December 31, 2002, as a result of these assumptions were not significant.

RESIDENTIAL MORTGAGE LOANS

We sell residential mortgage loans and retain servicing responsibilities pursuant to the terms of the applicable servicing agreements. These sales are generally transacted on a non-recourse basis. We receive annual servicing fees approximating 0.4% of the outstanding principal balances on the underlying loans. The value of the servicing rights is subject to prepayment and interest rate risks on the transferred mortgage loans.

In 2002, 2001 and 2000, we recognized gains of $373.9 million, $237.2 million and $9.4 million, respectively, on the sales of residential mortgage loans.

The key economic assumptions used in determining the fair value of mortgage servicing rights at the date of loan sale for sales completed in 2002, 2001 and 2000 were as follows:


                                                        2002               2001               2000
                                                 -------------------  --------------------  ------------------
Weighted-average life (years)...................        6.42               7.84               6.87
Weighted-average prepayment speed...............       11.91%              9.48%             11.81%
Yield to maturity discount rate.................        6.75%              7.45%             10.74%


                         PRINCIPAL FINANCIAL GROUP, INC.

6. SECURITIZATION TRANSACTIONS (CONTINUED)

Prepayment   speed  is  the  constant   prepayment  rate  that  results  in  the
weighted-average life disclosed above.

At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

 Fair value of mortgage servicing rights...........   $1,527.6
 Expected weighted-average life (in years).........        4.2
 Prepayment speed *................................       19.80%
 Decrease in fair value of 10% adverse change......   $   96.4
 Decrease in fair value of 20% adverse change......   $  182.0
 Yield to maturity discount rate *.................        5.53%
 Decrease in fair value of 10% adverse change......   $   63.9
 Decrease in fair value of 20% adverse change......   $  127.7

* Represents the weighted average prepayment speed and discount rate for the life of the mortgage servicing rights asset using our Option Adjusted Spread/Monte Carlo simulation of 160 interest rate paths.

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

SECURITIZATION TRANSACTIONS CASH FLOWS

The table below summarizes cash flows for securitization transactions (in millions):


                                                          FOR THE YEAR ENDED DECEMBER 31,

                                                  2002                    2001                     2000
                                        ----------------------   ----------------------   ----------------------

Proceeds from new securitizations......        $48,749.4              $39,200.6               $9,927.6
Servicing fees received................            443.1                  307.8                  237.5
Other cash flows received on
retained interests.....................             74.9                   51.6                   29.4


7. DERIVATIVES HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

Derivatives are generally held for purposes other than trading and are primarily used to hedge or reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold and liabilities incurred or expected to be incurred. Additionally, derivatives are used to change the characteristics of our asset/liability mix consistent with our risk management activities.

                         PRINCIPAL FINANCIAL GROUP, INC.

7. DERIVATIVES HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING (CONTINUED)

Our risk of loss is typically limited to the fair value of our derivative instruments and not to the notional or contractual amounts of these derivatives. Risk arises from changes in the fair value of the underlying instruments. We are also exposed to credit losses in the event of nonperformance of the counterparties. Our current credit exposure is limited to the value of derivatives that have become favorable to us. This credit risk is minimized by purchasing such agreements from financial institutions with high credit ratings and by establishing and monitoring exposure limits. We also utilize various credit enhancements, including collateral and credit triggers to reduce the credit exposure to our derivative instruments.

Our derivative transactions are generally documented under International Swaps and Derivatives Association, Inc. Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, we are permitted to set off our receivable from a counterparty against our payables to the same counterparty arising out of all included transactions.

Prior to the application of the aforementioned credit enhancements, the gross exposure to credit risk with respect to these derivative instruments was $424.4 million at December 31, 2002, and $307.4 million at December 31, 2001. Subsequent to the application of such credit enhancements, the net exposure to credit risk was $285.8 million at December 31, 2002, and $307.4 million at December 31, 2001.

                         PRINCIPAL FINANCIAL GROUP, INC.

7. DERIVATIVES HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING (CONTINUED)

The notional amounts and credit exposure of our derivative financial instruments by type were as follows (in millions):

                                                                                 AS OF DECEMBER 31,
                                                                               2002                2001
                                                                     ------------------- ------------------
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS WITH
REGARD TO U.S. OPERATIONS
Foreign currency swaps..............................................     $  3,217.0          $  4,091.9
Interest rate floors................................................        1,650.0             3,400.0
Interest rate swaps.................................................        5,930.1             3,522.5
Mortgage-backed forwards and options................................       17,494.9             9,250.7
Swaptions...........................................................        9,772.5             3,570.0
Bond forwards.......................................................          363.7               357.4
Interest rate lock commitments......................................        8,198.0             2,565.9
Call options........................................................           30.0                30.0
U.S. Treasury futures...............................................          271.1               186.6
Currency forwards...................................................            -                 380.0
Treasury rate guarantees............................................           63.0                88.0
Warehouse SRP.......................................................        3,912.7                 -
Credit default swap long............................................          705.3                 -
U.S. LIBOR..........................................................        2,225.0                 -
Other...............................................................            -                  25.0
                                                                     ------------------- ------------------
                                                                           53,833.3            27,468.0

NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS WITH
REGARD TO INTERNATIONAL OPERATIONS
Currency forwards..................................................             0.2                13.4
                                                                     ------------------- ------------------
Total notional amounts at end of year..............................       $53,833.5           $27,481.4
                                                                     =================== ==================
CREDIT EXPOSURE OF DERIVATIVE INSTRUMENTS WITH
REGARD TO U.S. OPERATIONS
Foreign currency swaps.............................................      $    195.0          $    101.1
Interest rate floors...............................................             1.7                13.2
Interest rate swaps................................................            48.4                78.4
Mortgage-backed forwards and options...............................             -                  41.7
Swaptions..........................................................            31.4                 8.7
Call options.......................................................             0.4                 8.9
Currency forwards..................................................             -                  55.3
Credit default swap long...........................................             8.9                 -
Other...............................................................            -                   0.1
                                                                     ------------------- ------------------
Total credit exposure at end of year................................     $    285.8          $    307.4
                                                                     =================== ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

7. DERIVATIVES HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING (CONTINUED)

The net interest effect of interest rate and currency swap transactions is recorded as an adjustment to net investment income or interest expense, as appropriate, over the periods covered by the agreements. The cost of derivative instruments related to residential mortgage loan servicing rights is included in the basis of the derivatives. These derivatives are marked to market with the changes in market value reported in operating expenses on the consolidated statements of operations.

The fair value of our derivative instruments classified as assets at December 31, 2002 and 2001, was $1,129.9 million and $298.8 million, respectively. Of this amount, the fair value of derivatives related to investment hedges at December 31, 2002 and 2001, was $348.8 million and $116.5 million, respectively, and was reported with other invested assets on the consolidated statements of financial position. The fair value of derivatives related to residential mortgage loan servicing rights and residential mortgage loans at December 31, 2002 and 2001, was $781.1 million and $182.3 million, respectively, and was reported with other assets on the consolidated statements of financial position. The fair value of derivative instruments classified as liabilities at December 31, 2002 and 2001, was $454.4 million and $449.7 million, respectively, and was reported with other liabilities on the consolidated statements of financial position.

FAIR VALUE HEDGES

We use fixed-to-floating rate interest rate swaps to more closely align the interest rate characteristics of certain assets and liabilities. In general, these swaps are used in asset and liability management to modify duration.

We also enter into currency exchange swap agreements to convert certain foreign denominated assets and liabilities into U.S. dollar floating-rate denominated instruments to eliminate the exposure to future currency volatility on those items.

In 2002 and 2001, we recognized a pretax net gain of $50.5 million and $95.5 million, respectively, relating to our fair value hedges. These net gains consisted of the following components:

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                           2002                2001
                                                                     ------------------  ------------------

Net gain (loss) related to the ineffective portion of our fair
   value hedges of residential mortgage loan servicing rights.......       $(6.6)               $151.7
Net gain (loss) related to the change in the value of the servicing hedges that were excluded from the assessment of hedge
   effectiveness....................................................        77.1                 (43.6)
Net loss related to the ineffective portion of our
   investment hedge.................................................       (20.0)                (12.6)
                                                                     ------------------  ------------------
Net gain relating to fair value hedges..............................       $50.5                $ 95.5
                                                                     ==================  ==================


The net gain (loss) on servicing hedges was reported with operating expenses and the net loss on our investment hedges was reported with net realized/unrealized capital gains (losses) on our consolidated statements of operations.

CASH FLOW HEDGES

We also utilize floating-to-fixed rate interest rate swaps to match cash flows.

                         PRINCIPAL FINANCIAL GROUP, INC.

7. DERIVATIVES HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING (CONTINUED)

We entered into currency exchange swap agreements to convert both principal and interest payments of certain foreign denominated assets and liabilities into U.S. dollar denominated fixed-rate instruments to eliminate the exposure to future currency volatility on those items.

In 2002 and 2001, we recognized a $74.5 million and $5.8 million, respectively, after-tax decrease in value related to cash flow hedges in accumulated other comprehensive income. During this time period, none of our cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. We have reclassified $17.8 million net losses from accumulated comprehensive income into earnings in during 2002 (none was transferred during 2001), and we expect to reclassify $54.3 million net losses in the next 12 months.

In most cases, zero hedge ineffectiveness for cash flow hedges is assumed because the derivative instrument was constructed such that all terms of the derivative match the hedged risk in the hedged item. As a result, we have recognized an immaterial amount in earnings due to cash flow hedge ineffectiveness.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

We attempt to match the timing of when interest rates are committed on insurance products, residential mortgage loans and other new investments. However, timing differences may occur and can expose us to fluctuating interest rates. To offset this risk, we use mortgage-backed forwards, over-the-counter options on mortgage-backed securities, U.S. Treasury futures contracts, options on Treasury futures, Treasury rate guarantees and interest rate floors to economically hedge anticipated transactions and to manage interest rate risk. Futures contracts are marked to market and settled daily, which minimizes the counterparty risk. Forward contracts are marked to market no less than quarterly. Our interest rate lock commitments on residential mortgage loans are also accounted for as derivatives.

Occasionally, we will sell a callable investment-type contract and may use interest rate swaptions or similar instruments to transform the callable
liability  into  a  fixed  term   liability.   In  addition,   we  may  sell  an
investment-type contract with attributes tied to market indices, in which case we write an equity call option to convert the overall contract into a fixed-rate liability, essentially eliminating the equity component altogether. We have also entered into credit default swaps to exchange the credit default swap risk of one bond for that of another.

Although the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under SFAS 133. As such, periodic changes in the market value of these instruments flow directly into net income. In 2002 and 2001, gains of $19.1 million and $68.3 million, respectively, were recognized in income from market value changes of derivatives not receiving hedge accounting treatment.

In 2002, we entered into an interest rate swap as part of a structuring process of an investment grade collateralized debt obligation ("CDO") issuance. Due to market conditions, the CDO was never issued. The pre-tax loss realized on the termination of the interest rate swap was $17.3 million.

                         PRINCIPAL FINANCIAL GROUP, INC.

8. CLOSED BLOCK

In connection with the 1998 MIHC formation, Principal Life formed a Closed Block to provide reasonable assurance to policyholders included therein that, after the formation of the MIHC, assets would be available to maintain dividends in aggregate in accordance with the 1997 policy dividend scales, if the experience underlying such scales continued. Assets of Principal Life were allocated to the Closed Block in an amount that produces cash flows which, together with anticipated revenue from policies and contracts included in the Closed Block, were expected to be sufficient to support the Closed Block policies, including, but not limited to, provisions for payment of claims, certain expenses, charges and taxes, and to provide for continuation of policy and contract dividends in aggregate in accordance with the 1997 dividend scales, if the experience underlying such scales continues, and to allow for appropriate adjustments in such scales, if such experience changes. Due to adjustable life policies being included in the Closed Block, the Closed Block is charged with amounts necessary to properly fund for certain adjustments, such as face amount and premium increases, that are made to these policies after the Closed Block inception date. These amounts are referred to as Funding Adjustment Charges and are treated as capital transfers from the Closed Block.

Assets allocated to the Closed Block inure solely to the benefit of the holders of policies included in the Closed Block. Closed Block assets and liabilities are carried on the same basis as other similar assets and liabilities. Principal Life will continue to pay guaranteed benefits under all policies, including the policies within the Closed Block, in accordance with their terms. If the assets allocated to the Closed Block, the investment cash flows from those assets and the revenues from the policies included in the Closed Block, including investment income thereon, prove to be insufficient to pay the benefits guaranteed under the policies included in the Closed Block, Principal Life will be required to make such payments from their general funds. No additional policies were added to the Closed Block, nor was the Closed Block affected in any other way, as a result of the demutualization.

A policyholder dividend obligation is required to be established for earnings in the Closed Block that are not available to shareholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income). If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a policyholder dividend obligation. This policyholder dividend obligation represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2002, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected resulting in the recognition of a policyholder dividend obligation of $33.6 million as of December 31, 2002.

                         PRINCIPAL FINANCIAL GROUP, INC.

8. CLOSED BLOCK (CONTINUED)

Closed Block liabilities and assets designated to the Closed Block were as follows:


                                                                        AS OF DECEMBER 31,
                                                                  2002                      2001
                                                        ------------------------- -------------------------
                                                                          (IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits and claims...................             $5,320.0                  $5,248.7
Other policyholder funds............................                 33.0                      20.3
Policyholder dividends payable......................                374.3                     376.6
Policyholder dividend obligation....................                 33.6                       -
Other liabilities...................................                 20.1                      11.8
                                                        ------------------------- -------------------------
Total Closed Block liabilities......................              5,781.0                   5,657.4

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities, available-for-sale................              2,707.0                   2,466.3
Equity securities, available-for-sale...............                 23.4                      23.4
Mortgage loans......................................                862.9                     880.0
Real estate.........................................                  0.5                       -
Policy loans........................................                776.1                     792.5
Other investments...................................                 19.8                       6.9
                                                        ------------------------- -------------------------
Total investments...................................              4,389.7                   4,169.1

Cash and cash equivalents (deficit).................                 (5.4)                     (8.0)
Accrued investment income...........................                 77.5                      77.2
Deferred tax asset..................................                 68.5                      80.8
Premiums due and other receivables..................                 29.5                      33.3
                                                        ------------------------- -------------------------
Total assets designated to the Closed Block.........              4,559.8                   4,352.4
                                                        ------------------------- -------------------------
Excess of Closed Block liabilities over assets
designated to the Closed Block......................              1,221.2                   1,305.0

Amounts included in other
comprehensive income................................                 77.8                      43.6
                                                        ------------------------- -------------------------
Maximum future earnings to be recognized from Closed
Block assets and liabilities........................             $1,299.0                  $1,348.6
                                                        ========================= =========================


                         PRINCIPAL FINANCIAL GROUP, INC.

8. CLOSED BLOCK (CONTINUED)

Closed Block revenues and expenses were as follows:


                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                   2002                2001                  2000
                                             ------------------  ------------------  ----------------------
                                                                     (IN MILLIONS)
REVENUES
Premiums and other considerations.........         $710.0           $   742.1             $   752.4
Net investment income.....................          309.9               311.8                 289.9
Net realized/unrealized capital losses....          (40.8)              (19.7)                 (4.9)
                                             ------------------  ------------------  ----------------------
Total revenues............................          979.1             1,034.2               1,037.4

EXPENSES
Benefits, claims and settlement
expenses..................................          583.3               614.4                 601.2
Dividends to policyholders................          305.2               305.8                 307.7
Operating expenses........................           12.3                12.7                  13.6
                                             ------------------  ------------------  ----------------------
Total expenses............................          900.8               932.9                 922.5
                                             ------------------  ------------------  ----------------------
Closed Block revenue, net of Closed Block
expenses, before income taxes.............           78.3               101.3                 114.9
Income taxes..............................           25.2                33.5                  38.4
                                             ------------------  ------------------  ----------------------
Closed Block revenue, net of Closed Block
expenses and income taxes.................           53.1                67.8                  76.5
Funding adjustment charges................           (3.5)               (7.6)                (12.0)
                                             ------------------  ------------------  ----------------------
Closed Block revenue, net of Closed Block
expenses, income tax and funding
adjustment charges........................         $ 49.6           $    60.2             $    64.5
                                             ==================  ==================  ======================

The change in maximum future earnings of the Closed Block was as follows:


                                                                        AS OF DECEMBER 31,
                                                                  2002                      2001
                                                         -----------------------  -------------------------
                                                                           (IN MILLIONS)

Beginning of year....................................         $  1,348.6                  $ 1,408.8
End of year..........................................            1,299.0                    1,348.6
                                                         -----------------------  -------------------------
Change in maximum future earnings....................         $    (49.6)                 $   (60.2)
                                                         =======================  =========================

Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

                         PRINCIPAL FINANCIAL GROUP, INC.

9. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized in 2002, 2001 and 2000 were as follows (in millions):


                                                                     AS OF DECEMBER 31,
                                                         2002               2001               2000
                                                    ------------------ ------------------ ------------------

Balance at beginning of year.....................       $1,372.5           $1,333.3           $1,430.9
Cost deferred during the year....................          323.4              261.7              263.9
Amortized to expense during the year.............         (144.5)            (159.9)            (238.6)
Effect of unrealized gains.......................         (137.0)             (62.6)            (122.9)
                                                   ------------------ ------------------ ------------------
Balance at end of year...........................       $1,414.4           $1,372.5           $1,333.3
                                                   ================== ================== ==================

10. INSURANCE LIABILITIES

CONTRACTHOLDER FUNDS

Major components of contractholder funds in the consolidated statements of financial position are summarized as follows (in millions):


                                                                              AS OF DECEMBER 31,
                                                                            2002               2001
                                                                     ------------------- ------------------
Liabilities for investment-type contracts:
Guaranteed investment contracts....................................       $13,894.4           $14,123.5
U.S. funding agreements............................................           107.8               307.1
International funding agreements backing medium-term
notes..............................................................         3,583.5             3,298.4
International funding agreements...................................         2,555.0               723.9
Other investment-type contracts....................................         1,775.3             2,276.3
                                                                     ------------------- ------------------
Total liabilities for investment-type contracts....................        21,916.0            20,729.2

Liabilities for individual annuities...............................         2,900.4             2,557.6
Universal life and other reserves..................................         1,498.6             1,397.6
                                                                     ------------------- ------------------
Total contractholder funds.........................................       $26,315.0           $24,684.4
                                                                     =================== ==================

Our guaranteed investment contracts and funding agreements contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements. Put provisions give customers the option to terminate a contract prior to maturity, provided they give a minimum notice period.

Funding agreements are issued to nonqualified institutional investors both in domestic and international markets. We have a $4.0 billion international program, under which a consolidated offshore special purpose entity was created to issue nonrecourse medium-term notes. Under the program, the proceeds of each note series issuance are used to purchase a funding agreement from us, which is used to secure that particular series of notes. The payment terms of any particular series of notes match the payment terms of the funding agreement that secures that series. Claims for principal and interest under those international funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws and, accordingly, are reported as contractholder funds liabilities in our

                         PRINCIPAL FINANCIAL GROUP, INC.

10. INSURANCE LIABILITIES (CONTINUED)

consolidated statements of financial position. In general, the medium-term note funding agreements do not give the contractholder the right to terminate prior to contractually stated maturity dates, absent the existence of certain circumstances which are largely within our control. As of December 31, 2002, the contractual maturities were 2003 - $573.3 million; 2004 - $562.8 million; 2005 - $795.1 million; 2006 - $107.7 million; 2007 - $25.3 million and thereafter - $1,519.3 million.

In February 2001, we agreed to issue up to $3.0 billion of funding agreements under another program to support the prospective issuance by an unaffiliated entity of medium-term notes in both domestic and international markets. Subsequently in April 2002, we agreed to an additional issuance of up to $1.0 billion to the same program bringing the total program authorized amount to $4.0 billion. The unaffiliated entity is an unconsolidated qualifying special purpose entity. The funding agreements issued to the unaffiliated entity are reported as contractholder funds liabilities in our consolidated statements of financial position. As of December 31, 2002, $2,555.0 million have been issued under this program.

FUTURE POLICY BENEFITS AND CLAIMS

Activity in the liability for unpaid accident and health claims, which is included with future policy benefits and claims in the consolidated statements of financial position, is summarized as follows (in millions):


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                         2002               2001               2000
                                                   ------------------ ------------------ ------------------
Balance at beginning of year.....................      $   714.8          $   705.0          $   721.7

Incurred:
   Current year..................................        1,588.3            1,597.1            1,788.1
   Prior years...................................            0.6              (17.5)             (17.8)
                                                   ------------------ ------------------ ------------------
Total incurred...................................        1,588.9            1,579.6            1,770.3

Payments:
   Current year..................................        1,333.2            1,283.2            1,447.3
   Prior years...................................          271.2              286.6              339.7
                                                    ------------------ ------------------ -----------------
Total payments...................................        1,604.4            1,569.8            1,787.0

Balance at end of year:
   Current year..................................          255.1              313.9              340.8
   Prior years...................................          444.2              400.9              364.2
                                                   ------------------ ------------------ ------------------
Total balance at end of year.....................      $   699.3          $   714.8          $   705.0
                                                   ================== ================== ==================

The activity summary in the liability for unpaid accident and health claims shows an increase (decrease) of $0.6 million, $(17.5) million and $(17.8) million for the year ended December 31, 2002, 2001 and 2000, respectively, relating to prior years. Such liability adjustments, which affected current operations during 2002, 2001 and 2000, respectively, resulted from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid accident and health claims.

                         PRINCIPAL FINANCIAL GROUP, INC.

11. DEBT

SHORT-TERM DEBT

Short-term debt consists primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. At December 31, 2002, we, including certain subsidiaries, had credit facilities with various financial institutions in an aggregate amount of $1.4 billion. These credit facilities include $600.0 million on a back-stop facility to support our $1.0 billion commercial paper program, $700.0 million in credit facilities to finance a CMBS pipeline, and $100.0 million in credit facilities to purchase certain CMBS securities for investment purposes.

The weighted-average interest rates on short-term borrowings as of December 31, 2002 and 2001, were 1.8% and 2.3%, respectively.

The components of short-term debt as of December 31, 2002 and 2001, were as follows (in millions):


                                                                              AS OF DECEMBER 31,
                                                                            2002               2001
                                                                     ------------------- ------------------

Commercial paper....................................................        $157.5              $199.9
Other recourse short-term debt......................................          38.6                22.0
Nonrecourse short-term debt.........................................         368.7               289.7
                                                                     ------------------- ------------------
Total short-term debt...............................................        $564.8              $511.6
                                                                     =================== ==================

LONG-TERM DEBT

The components of long-term debt as of December 31, 2002 and 2001, were as follows (in millions):


                                                                              AS OF DECEMBER 31,
                                                                            2002               2001
                                                                     ------------------- ------------------

7.95% notes payable, due 2004.......................................     $   199.2           $   199.1
8.2% notes payable, due 2009........................................         464.7               464.6
7.875% surplus notes payable, due 2024..............................         199.0               199.0
8% surplus notes payable, due 2044..................................          99.1                99.1
Nonrecourse mortgages and notes payable.............................         248.0               247.5
Other mortgages and notes payable...................................         122.5               169.1
                                                                     ------------------- ------------------
Total long-term debt................................................     $ 1,332.5           $ 1,378.4
                                                                     =================== ==================

The amounts included above are net of the discount and direct costs associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

On August 25, 1999, Principal Financial Group (Australia) Holdings Pty. Limited, a wholly owned indirect subsidiary, issued $665.0 million of unsecured redeemable long-term debt ($200.0 million of 7.95% notes due August 15, 2004, and $465.0 million in 8.2% notes due August 15, 2009). Interest on the notes is payable semiannually on February 15 and August 15 of each year, commencing February 15, 2000. Principal Financial Group (Australia) Holdings Pty. Limited used the net proceeds from the notes to partially fund the purchase of the outstanding stock of several companies affiliated with Bankers Trust Australia Group. On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty. Limited were assumed by their parent, Principal Financial Services, Inc.

                         PRINCIPAL FINANCIAL GROUP, INC.

11. DEBT (CONTINUED)

On March 10, 1994, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. For each of the years ended December 31, 2002, 2001 and 2000, interest of $23.8 million was approved by the Commissioner, paid and charged to expense.

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

The mortgages and other notes payable are financings for real estate developments. We, including certain subsidiaries, had $378.0 million in credit facilities with various financial institutions, in addition to obtaining loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2002, range from $0.2 million to $100.9 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding principal balances as of December 31, 2001, range from $0.1 million to $101.9 million per development with interest rates generally ranging from 7.2% to 8.6%.

At December 31, 2002, future annual maturities of the long-term debt were as follows (in millions):

2003.................................................................$  116.9
2004.................................................................   296.6
2005.................................................................    29.7
2006.................................................................    20.9
2007.................................................................    96.8
Thereafter...........................................................   771.6
                                                                     -----------
Total future maturities of the long-term debt....................... $1,332.5
                                                                     ===========

Cash paid for interest for 2002, 2001 and 2000 was $118.5 million, $98.1 million and $116.8 million, respectively. These amounts include interest paid on taxes during these years.

                         PRINCIPAL FINANCIAL GROUP, INC.

12. INCOME TAXES

Our income tax expense from continuing operations was as follows (in millions):


                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                           2002               2001               2000
                                                     ------------------ ------------------ ------------------
Current income taxes (benefit):
   Federal..........................................       $ (40.2)           $  30.7             $178.6
   State and foreign................................          41.7               29.0               12.1
   Net realized/unrealized capital gains (losses)...         (74.3)            (214.1)              29.5
                                                     ------------------ ------------------ ------------------
Total current income taxes (benefit)................         (72.8)            (154.4)             220.2
Deferred income taxes...............................         118.7              237.8                8.3
                                                     ------------------ ------------------ ------------------
Total income taxes..................................       $  45.9            $  83.4             $228.5
                                                     ================== ================== ==================

Our provision for income taxes may not have the customary relationship of taxes to income. Differences between the prevailing corporate income tax rate of 35% times the pretax income and our effective tax rate on pretax income are generally due to inherent differences between income for financial reporting purposes and income for tax purposes and the establishment of adequate provisions for any challenges of the tax filings and tax payments to the various taxing jurisdictions. A reconciliation between the corporate income tax rate and the effective tax rate from continuing operations is as follows:


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                         2002               2001               2000
                                                     ------------------ ------------------ ------------------

Statutory corporate tax rate....................            35%                35%               35%
Dividends received deduction....................           (11)               (13)               (7)
Interest exclusion from taxable income..........            (2)                (3)               (2)
Federal tax settlement for prior years..........           (17)                 -                 -
Other...........................................             2                 (1)                1
                                                     ------------------ ------------------ ------------------
Effective tax rate..............................             7%                18%               27%
                                                     ================== ================== ==================

Significant components of our net deferred income taxes were as follows (in millions):



                                                                              AS OF DECEMBER 31,
                                                                            2002               2001
                                                                     ------------------- ------------------
Deferred income tax assets (liabilities):
   Insurance liabilities............................................    $    263.1             $ 229.9
   Deferred policy acquisition costs................................        (446.0)             (390.7)
   Net unrealized gains on available-for-sale securities............        (430.1)             (218.9)
   Mortgage loan servicing rights...................................        (429.6)             (355.2)
   Other............................................................        (118.2)              (90.3)
                                                                     ------------------- ------------------
Total net deferred income tax liabilities...........................    $ (1,160.8)            $(825.2)
                                                                     =================== ==================

At December 31, 2002 and 2001, respectively, our net deferred tax liability is comprised of international net deferred tax assets of $16.9 million and $28.4 million which have been included in other assets and $1,177.7 and $853.6 million of U.S. net deferred tax liabilities which have been included in deferred income taxes in the consolidated statements of financial position.

                         PRINCIPAL FINANCIAL GROUP, INC.

12. INCOME TAXES (CONTINUED)

The Internal Revenue Service (the "Service") has completed examination of the U.S. consolidated federal income tax returns for 1998 and prior years. The Service has also begun to examine returns for 1999 and 2000. We believe that there are adequate defenses against or sufficient provisions for any challenges.

Undistributed earnings of certain foreign subsidiaries are considered indefinitely reinvested. A tax liability will be recognized when we expect distribution of earnings in the form of dividends, sale of the investment or otherwise.

Net cash received for income taxes in 2002 was $189.3 million primarily due to refunds for 2001 capital losses and the favorable settlement of an Internal Revenue Service audit issue. Cash paid for income taxes in 2001 and 2000 was $76.4 million and $115.3 million, respectively.

13. EMPLOYEE AND AGENT BENEFITS

We have defined benefit pension plans covering substantially all of our employees and certain agents. Some of these plans provide supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan started on January 1, 2002. An employee's account will be credited with an amount based on the employee's salary, age and service. These credits will accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. Our policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to us. Our funding policy for all plans is to deposit the U.S. GAAP-related net periodic pension cost using long-term assumptions, unless the U.S. GAAP funded status is positive, in which case no deposit is made.

For 2002, the plan assets include $79.4 million in Principal Financial Group stock held under a separate account under an annuity contract. These assets were received in the qualified defined benefit plan as a result of the demutualization. For 2001, the value of the demutualization funds was $56.7 million, which was amortized over the remaining service period of plan participants.

We also provide certain health care, life insurance and long-term care benefits for retired employees. Retiree health benefits are provided for employees hired prior to January 1, 2002, while retiree long-term care benefits are provided for employees whose retirement was effective prior to July 1, 2000. Covered employees are first eligible for these postretirement benefits when they reach age 57 and have completed ten years of service with us. Partial benefit accrual of these health, life and long-term care benefits is recognized from the employee's date of hire until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. Our policy is to fund the cost of providing retiree benefits in the years that the employees are providing service to us. Our funding policy for all plans is to deposit the U.S. GAAP-related net periodic postretirement benefit cost using long-term assumptions unless the U.S. GAAP funded status is positive, in which case no deposit is made.

                         PRINCIPAL FINANCIAL GROUP, INC.

13. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

For 2001, as a result of the demutualization, the postretirement benefit plans received $11.3 million in compensation, which was used to pay benefit claims and participant contributions, with the remainder to be amortized over the remaining service period of plan participants.

The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows (dollars in millions):


                                                    PENSION BENEFITS          OTHER POSTRETIREMENT BENEFITS
                                             --------------- -------------  ---------------------------------
                                                    AS OF DECEMBER 31,             AS OF DECEMBER 31,
                                                  2002            2001           2002            2001
                                             --------------- -------------- ----------------  ---------------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....  $   (856.0)      $  (797.3)     $  (231.1)      $  (221.8)
Service cost................................       (36.5)          (31.2)          (9.4)           (8.3)
Interest cost...............................       (63.0)          (59.3)         (17.8)          (15.6)
Actuarial loss..............................      (124.4)          (42.0)         (36.6)          (25.7)
Participant contributions...................         -               -             (1.5)           (1.3)
Benefits paid...............................        33.5            31.7            9.0            10.9
Other.......................................         -              42.1            7.2            30.7
                                             --------------- -------------- ----------------  ---------------
Benefit obligation at end of year...........   $(1,046.4)      $  (856.0)     $  (280.2)      $  (231.1)
                                             =============== ============== ================  ===============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
   of year..................................  $    952.5       $ 1,115.4      $   362.3       $   359.8
Actual return (loss) on plan assets.........       (32.2)          (15.7)          (2.2)            5.6
Employer contribution.......................         6.5             9.0            1.3             1.4
Participant contributions...................         -               -              1.5             1.3
Benefits paid...............................       (33.5)          (31.7)          (8.9)           (5.7)
Other.......................................         -            (124.5)           -               -
                                             --------------- -------------- ----------------  ---------------
Fair value of plan assets at end of year....  $    893.3       $   952.5      $   354.0       $   362.4
                                             =============== ============== ================  ===============

Funded (underfunded) status.................  $   (153.1)      $    96.5      $    73.8       $   131.3
Unrecognized net actuarial (gain) loss......       183.7           (65.3)          70.7            (0.6)
Unrecognized prior service cost (benefit)...         5.9             7.6          (32.6)          (28.2)
Unamortized transition asset................        (0.5)           (2.7)           -               -
                                             --------------- -------------- ----------------  ---------------
Other assets - prepaid benefit cost.........  $     36.0       $    36.1      $   111.9       $   102.5
                                             =============== ============== ================  ===============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER
   31
Discount rate...............................     6.50%           7.50%              6.50%           7.50%


                         PRINCIPAL FINANCIAL GROUP, INC.

13. EMPLOYEE AND AGENT BENEFITS (CONTINUED)


                                       PENSION BENEFITS                       OTHER POSTRETIREMENT BENEFITS
                             ------------------------------------      ------------------------------------------
                                FOR THE YEAR ENDED DECEMBER 31,               FOR THE YEAR ENDED DECEMBER 31,
                                2002          2001          2000          2002       2001              2000
                             ------------   -----------   -----------  ---------  -------------   ---------------

COMPONENTS OF NET PERIODIC
   BENEFIT COST
Service cost................    $36.5        $ 31.2         $ 35.0     $    9.4   $    8.3           $     10.4
Interest cost...............     63.0          59.3           57.5         17.8       15.6                 19.0
Expected return on plan
   assets...................    (84.6)        (99.2)         (81.3)       (32.8)     (32.3)               (25.1)
Amortization of prior
   service cost
   (benefit)................      1.7           1.7            1.7         (2.7)      (2.6)                 -
Amortization of transition
   (asset) obligation.......     (2.2)        (11.5)         (11.5)         -          0.3                  2.3
Recognized net actuarial
   (gain) loss..............     (7.9)        (14.1)         (12.5)         0.2       (1.3)                (1.1)
                             ------------   -----------   -----------  ---------  -------------   ----------------
 Net periodic benefit cost      $ 6.5        $(32.6)        $(11.1)    $   (8.1)  $  (12.0)          $      5.5
   (income)................. ============   ===========   ===========  =========  =============   ================


For 2002, the higher benefits and compensation limits of the Economic Growth and Tax Relief Reconciliation Act of 2001 were recognized in the defined benefit plans. In 2001, we reclassified assets supporting nonqualified pension plan liabilities through a reduction in contractholder funds and an increase in invested assets. The pension plans' gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees. For the qualified pension plan, there is no corridor recognized in determining the amount to amortize; for the nonqualified pension plans, the corridor allowed under SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, is used.

The projected benefit obligation for the pension plans with projected benefit obligations in excess of plan assets was $180.6 million and $147.8 million as of December 31, 2002 and 2001, respectively. The accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets was $125.1 million and $115.9 million as of December 31, 2002 and 2001, respectively. These obligations relate to the nonqualified pension plan liabilities. The nonqualified plans have assets that are housed in trusts that fail to meet the requirements to be included in plan assets under SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS. The prepaid benefit costs and accrued benefit costs are $175.1 million and $(139.1) million, respectively, as of December 31, 2002, and $165.0 million and $(128.9) million, respectively, as of December 31, 2001.

Effective for 2003, we amended the method for determining postretirement retiree health plan contributions. As a result of this change, the accumulated postretirement obligation decreased by $7.2 million. As part of the substantive plan, the retiree health contributions are assumed to be adjusted in the future as claim levels change.

The accumulated postretirement benefit obligation and fair value of plan assets for the postretirement plans with accumulated postretirement benefit obligations in excess of plan assets were $90.2 million and $80.0 million, respectively, as of December 31, 2002, and $2.3 million and $1.1 million, respectively, as of December 31, 2001. The prepaid benefit costs and accrued benefit costs are $112.5 million and $(0.7) million, respectively, as of December 31, 2002, and $103.2 million and $(0.7) million, respectively, as of December 31, 2001.

                         PRINCIPAL FINANCIAL GROUP, INC.

13. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

For 2002 and 2001, the expected long-term rates of return on plan assets for pension benefits were 8.5% and 9.0%, respectively, on a pretax basis. The assumed rate of increase in future compensation levels was 5.0% for both 2002 and 2001.

For 2002 and 2001, the expected long-term rates of return on plan assets for other postretirement benefits varied by benefit type, employee group and tax status of the trust. For 2002, the rates ranged from 7.25% to 8.25%. For 2001, the rates ranged from 7.8% to 9.3% on a pretax basis.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations starts at 15% in 2002 and declines to an ultimate rate of 5% in 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):


                                                                    1-PERCENTAGE-POINT  1-PERCENTAGE-POINT
                                                                         INCREASE            DECREASE
                                                                    ------------------- -------------------

Effect on total of service and interest cost components..........         $  8.4             $  (6.6)
Effect on accumulated postretirement benefit obligation..........           61.8               (49.4)


In addition, we have defined contribution plans that are generally available to all employees and agents who are age 21 or older. Eligible participants may contribute up to 20% of their compensation. We match the participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. The defined contribution plan allows employees to choose among various investment options, including our common stock. Effective September 1, 2002, the employer stock fund was converted to an employee stock purchase plan. We contributed $18.9 million in 2002, $17.9 million in 2001 and $16.0 million in 2000 to these defined contribution plans.

As a result of the demutualization, the defined contribution plans received $19.7 million in compensation, which was allocated to participant accounts.

14. COMMITMENTS AND CONTINGENCIES

LITIGATION

We are a plaintiff or defendant in actions arising out of our operations. We are, from time to time, also involved in various governmental and administrative proceedings. While the outcome of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on our business, financial condition or results of operations. However, no assurances can be given that such litigation would not materially and adversely affect our business, financial condition or results of operations.

                         PRINCIPAL FINANCIAL GROUP, INC.

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Principal Life was a defendant in two class-action lawsuits which alleged improper sales practices. We have settled these two class-action lawsuits and have accrued a loss reserve for our best estimate based on information available. We believe this reserve is sufficient to cover our obligation under the settlements. A number of persons and entities who were eligible to be class members have excluded themselves from the class (or "opted out"), as the law permits them to do. We have been notified that some of those who opted out from the class filed lawsuits and made claims similar to those addressed by the settlement. Most of those lawsuits and claims have been resolved. We accrued a loss reserve for our best estimate of our potential exposure to the suits and claims. As uncertainties continue to exist in resolving this matter, it is reasonably possible that all the actual costs of the suits and claims could exceed our estimate. The range of any such costs cannot be presently estimated; however, we believe the additional costs will not have a material impact on our business, financial condition or results of operations.

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned ESTHER L. GAYMAN V. PRINCIPAL MUTUAL HOLDING COMPANY, ET AL. On April 16, 2002, the Court granted our Motion to Dismiss and ordered the lawsuit be dismissed in its entirety. On April 17, 2002, a Judgment was entered to that effect. The Plaintiffs filed an appeal on May 15, 2002, with the 7th Circuit Court of Appeals. On November 22, 2002, the 7th Circuit Court of Appeals affirmed the District Court's decision.

While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe any pending matter will have a material adverse effect on our business, financial condition or results of operations.

                         PRINCIPAL FINANCIAL GROUP, INC.

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2003 through 2015. The estimated maximum exposure under these agreements is approximately $155.0 million;
however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statement of financial position. Should we be required to perform under these guarantees, we could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse available to us, minimizing the impact to our results of operations.

We are also subject to various indemnification obligations issued in conjunction with certain transactions, primarily divestitures and the sale of residential mortgage loans and servicing rights by our mortgage banking segment, whose terms range in duration and often are not explicitly defined. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or results of operations.

SECURITIES HELD FOR COLLATERAL

We held $774.7 million in mortgage-backed securities in trust at December 31, 2002, to satisfy collateral requirements associated with our mortgage banking segment and derivatives credit support agreements.

15. STOCKHOLDERS' EQUITY

COMMON STOCK

As a result of the demutualization and initial public offering described in Note 1, we have one class of capital stock, common stock ($.01 par value, 2,500.0 million shares authorized).

On December 9, 2002, we paid an annual dividend of $83.8 million, equal to $0.25 per share, to shareholders of record as of November 8, 2002.

In the last two years, our board of directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

On November 26, 2002, our board of directors authorized a repurchase program of up to $300.0 million of our outstanding common stock. The repurchases will be made in the open market or through privately negotiated transactions, from time to time, depending on market conditions. No purchases were made under this program as of December 31, 2002.

Earlier in 2002, our board of directors authorized two other repurchase programs that were completed with an aggregate purchase of 27.0 million shares in the open market at a total cost of $750.0 million.

                         PRINCIPAL FINANCIAL GROUP, INC.

15. STOCKHOLDERS' EQUITY (CONTINUED)

On November 27, 2001, our board of directors authorized a repurchase program of up to 15.3 million shares of our outstanding common stock. This program was completed by December 31, 2001, with the purchase of 13.0 million shares through an accelerated share repurchase program and 2.3 million shares in the open market and through privately negotiated transactions at an aggregate cost of $367.7 million. The 13.0 million shares purchased under the accelerated share repurchase program were subject to a future contingent purchase price adjustment. The adjustment was based upon the difference between the market price of our common stock as of December 14, 2001, and its volume weighted-average price over an extended trading period as outlined in the forward stock purchase contract. Settlement of this contract occurred in February 2002 with a cash payment of $0.4 million.

As a result of the demutualization, 363.7 thousand shares with a value of $6.7 million were issued to rabbi trusts held by us for certain benefit plans. These shares were reported as treasury stock and additional paid-in capital in the consolidated statements of stockholders' equity at December 31, 2001. In February 2002, these shares were sold, which generated proceeds of $8.0 million, with a cost of $6.7 million.

OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive  income (loss) includes all changes in stockholders' equity during
a  period  except  those  resulting  from   investments  by   stockholders   and
distributions to stockholders.

The components of accumulated other comprehensive income (loss) were as follows (in millions):


                                        NET UNREALIZED
                                        GAINS (LOSSES)    NET UNREALIZED    FOREIGN         ACCUMULATED
                                            ON            GAINS (LOSSES)    CURRENCY          OTHER
                                        AVAILABLE-FOR-    ON DERIVATIVES   TRANSLATION    COMPREHENSIVE
                                       SALE SECURITIES     INSTRUMENTS     ADJUSTMENT      INCOME (LOSS)
                                       ----------------   ---------------   -----------   ------------------

BALANCES AT JANUARY 1, 2000..........     $   (98.5)        $  (3.5)        $  (37.4)        $  (139.4)
Net change in unrealized gains
     (losses) on fixed maturities,
     available-for-sale..............         721.8             -                -               721.8
Net change in unrealized gains
     (losses) on equity securities,
     available-for-sale..............        (261.1)            -                -              (261.1)
Adjustments for assumed changes in
     amortization pattern:
     Deferred policy acquisition
         costs......................         (122.6)            -                -              (122.6)
     Unearned revenue reserves.......          15.1             -                -                15.1
Net change in unrealized gains
     (losses) on derivative
     instruments.....................           -              (1.3)             -                (1.3)
Provision for deferred income tax
     benefit (expense)...............        (120.5)            0.5              -              (120.0)
Change in net foreign currency
     translation adjustment..........           -               -             (152.5)           (152.5)
                                       ----------------   ---------------   -----------   ------------------
BALANCES AT DECEMBER 31, 2000........         134.2            (4.3)          (189.9)            (60.0)


                         PRINCIPAL FINANCIAL GROUP, INC.

15. STOCKHOLDERS' EQUITY (CONTINUED)



                                        NET UNREALIZED
                                        GAINS (LOSSES)     NET UNREALIZED    FOREIGN         ACCUMULATED
                                            ON             GAINS (LOSSES)   CURRENCY           OTHER
                                       AVAILABLE-FOR-     ON DERIVATIVES   TRANSLATION      COMPREHENSIVE
                                       SALE SECURITIES     INSTRUMENTS      ADJUSTMENT      INCOME (LOSS)
                                       ----------------   ---------------   -----------   ------------------

BALANCES AT JANUARY 1, 2001..........        $134.2        $    (4.3)       $(189.9)       $    (60.0)
Net change in unrealized gains
   (losses) on fixed maturities,
   available-for-sale................         511.0              -              -               511.0
Net change in unrealized gains
   (losses) on equity securities,
   available-for-sale................           6.5              -              -                 6.5
Adjustments for assumed changes
   in amortization pattern:
     Deferred policy acquisition
         costs.......................         (61.3)             -              -               (61.3)
     Unearned revenue reserves.......           4.3              -              -                 4.3
Net change in unrealized gains
   (losses) on derivative
   instruments.......................           -               (8.9)           -                (8.9)
Provision for deferred income tax
   benefit (expense).................        (161.2)             3.1            -              (158.1)
Change in net foreign currency
   translation adjustment............           -                -            (71.8)            (71.8)
Cumulative effect of accounting
   change, net of related income
   taxes.............................          20.9            (24.0)         (11.1)            (14.2)
                                       ----------------   ---------------   -----------   ------------------
BALANCES AT DECEMBER 31, 2001........         454.4            (34.1)        (272.8)            147.5
Net change in unrealized gains
   (losses) on fixed maturities,
   available-for-sale................         844.4              -              -               844.4
Net change in unrealized gains
   (losses) on equity securities,
   available-for-sale................          37.8              -              -                37.8
Adjustments for assumed changes in
   amortization pattern:
     Deferred policy acquisition
       costs.........................        (121.6)             -              -              (121.6)
     Unearned revenue reserves.......           6.4              -              -                 6.4
Net change in unrealized gains
   (losses) on derivative
   instruments.......................           -             (114.6)           -              (114.6)
Net change in unrealized gains
   (losses) on policyholder dividend
   obligation........................         (33.6)             -              -               (33.6)
Provision for deferred income tax
   benefit (expense).................        (257.2)            40.1            -              (217.1)
Change in net foreign currency
  translation adjustment.............           -                -             86.6              86.6
                                       ----------------   ---------------   -----------   ------------------
BALANCES AT DECEMBER 31, 2002........        $930.6          $(108.6)       $(186.2)           $635.8
                                       ================   ===============   ===========   ==================


                         PRINCIPAL FINANCIAL GROUP, INC.

15. STOCKHOLDERS' EQUITY (CONTINUED)

The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years (in millions):


                                                                          AS OF DECEMBER 31,
                                                                  2002           2001            2000
                                                             --------------- -------------- ---------------
Unrealized gains on available-for-sale securities
   arising during the year.............................           $642.1          $537.7         $261.8
Adjustment for realized losses on available-for-sale
   securities included in net income...................           (240.4)         (247.3)         (29.9)
                                                             --------------- -------------- ---------------
Unrealized gains on available-for-sale securities, as
   adjusted............................................           $401.7          $290.4         $231.9
                                                             =============== ============== ===============

The above table is presented net of income tax, related changes in the amortization patterns of deferred policy acquisition costs and unearned revenue reserves.

DIVIDEND LIMITATIONS

Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2002 statutory results, Principal Life could pay approximately $746.6 million in stockholder dividends in 2003 without exceeding the statutory limitation.

In 2002, 2001 and 2000, Principal Life notified the Commissioner in advance of all stockholder dividend payments. Total stockholder dividends paid to its parent company in 2002, 2001 and 2000 were $590.2 million, $734.7 million and $538.8 million, respectively.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following discussion describes the methods and assumptions we utilize in estimating our fair value disclosures for financial instruments. Certain financial instruments, particularly policyholder liabilities other than investment-type contracts, are excluded from these fair value disclosure requirements. The techniques utilized in estimating the fair values of financial instruments are affected by the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below. The estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

                         PRINCIPAL FINANCIAL GROUP, INC.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

We define fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, including estimates of timing, amount of expected future cash flows and the credit standing of counterparties. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument.

Fair values of public debt and equity securities have been determined by us from public quotations, when available. Private placement securities and other fixed maturities and equity securities are valued by discounting the expected total cash flows. Market rates used are applicable to the yield, credit quality and average maturity of each security.

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

Mortgage loan servicing rights represent the present value of estimated future net revenues from contractually specified servicing fees. The fair value was estimated with a valuation model using an internal prepayment model and discounted at a spread to London Interbank Offered Rates.

The fair values of our reserves and liabilities for investment-type insurance contracts are estimated using discounted cash flow analyses based on current interest rates being offered for similar contracts with maturities consistent with those remaining for the investment-type contracts being valued. Investment-type insurance contracts include insurance, annuity and other policy contracts that do not involve significant mortality or morbidity risk and that are only a portion of the policyholder liabilities appearing in the consolidated statements of financial position. Insurance contracts include insurance, annuity and other policy contracts that do involve significant mortality or morbidity risk. The fair values for our insurance contracts, other than investment-type contracts, are not required to be disclosed. We do consider, however, the various insurance and investment risks in choosing investments for both insurance and investment-type contracts.

Fair values for debt issues are estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements.

                         PRINCIPAL FINANCIAL GROUP, INC.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions):


                                                               AS OF DECEMBER 31,
                                                     2002                               2001
                                       ---------------------------------- ---------------------------------
                                       CARRYING AMOUNT     FAIR VALUE     CARRYING AMOUNT    FAIR VALUE
                                       ---------------- ----------------- ---------------- ----------------

ASSETS (LIABILITIES)
Fixed maturities, available-for-
   sale .............................     $34,185.7        $34,185.7          $30,012.3        $30,012.3
Fixed maturities, trading ...........         101.7            101.7               17.8             17.8
Equity securities, available-for-
   sale .............................         378.7            378.7              837.2            837.2
Mortgage loans.......................      11,081.9         11,240.4           11,065.7         11,345.7
Policy loans.........................         818.5            818.5              831.9            831.9
Other investments....................       1,148.3          1,148.3              552.8            552.8
Cash and cash equivalents............       1,038.6          1,038.6              561.2            561.2
Investment-type insurance
   contracts.........................     (24,816.5)       (25,660.9)         (23,286.8)       (23,642.4)
Short-term debt......................        (564.8)          (564.8)            (511.6)          (511.6)
Long-term debt.......................      (1,332.5)        (1,348.1)          (1,378.4)        (1,383.0)


17. STATUTORY INSURANCE FINANCIAL INFORMATION

Principal Life, the largest indirect subsidiary of Principal Financial Group, Inc., prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures manual ("NAIC SAP") has been adopted as a component of prescribed or permitted practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices.

In 2002, Principal Life received written approval from the State of Iowa to recognize as admitted assets those assets pledged by Principal Life on behalf of a wholly owned subsidiary instead of nonadmitting such assets. At December 31, 2002, the statutory surplus of Principal Life was $698.7 million greater than it would have been if NAIC SAP had been followed for this transaction. This permitted practice has no effect on Principal Life's net income for the year then ended.

Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. If the State of Iowa were to rescind its permission for the transaction described above, Principal Life's regulatory total adjusted capital would not fall below the authorized control level RBC amount. However, if such permission were rescinded, it is likely Principal Life would restructure or discontinue its program to pledge assets on behalf of its wholly owned subsidiary. At December 31, 2002, Principal Life meets the RBC requirements.

                        PRINCIPAL FINANCIAL GROUP, INC.

17. STATUTORY INSURANCE FINANCIAL INFORMATION (CONTINUED)

Statutory net income and statutory capital and surplus of Principal Life are as follows (in millions):


                                                           AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                          2002               2001              2000
                                                      ------------------ ----------------- ------------------

Statutory net income...............................     $   402.1          $   415.0         $   912.6
Statutory surplus..................................       3,339.2            3,483.8           3,356.4


18. SEGMENT INFORMATION

We provide financial products and services through the following segments: U.S. Asset Management and Accumulation, International Asset Management and Accumulation, Life and Health Insurance and Mortgage Banking. In addition, there is a Corporate and Other segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

The U.S. Asset Management and Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals and provides asset management services to our asset accumulation business, the life and health insurance operations and third-party clients.

The International Asset Management and Accumulation segment provides life insurance and retirement and related financial products and services primarily to businesses, their employees and other individuals principally in Chile, Brazil, Mexico, India, Japan, Argentina, Hong Kong and Malaysia. On October 31, 2002, we sold substantially all of BT Financial Group (an asset management company operating in Australia and New Zealand), described further in Note 3. As a result, the results of operations (excluding corporate overhead) for BT Financial Group are reported as non-recurring items for all periods presented.

The Life and Health insurance segment provides individual life and disability insurance to the owners and employees of businesses and other individuals in the U.S. and provides group life and health insurance to businesses in the U.S.

The Mortgage Banking segment originates and services residential mortgage loan products for customers primarily in the U.S.

The Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities, income on capital not allocated to other segments, intersegment eliminations and non-recurring or other income or expenses not allocated to the segments based on review of the nature of such items.

                        PRINCIPAL FINANCIAL GROUP, INC.

18. SEGMENT INFORMATION (CONTINUED)

The Corporate and Other segment includes an equity ownership interest in Coventry Health Care, Inc. The ownership interest was sold in February 2002, described further in Note 4. The Corporate and Other segment's equity in earnings of Coventry Health Care, Inc., which was included in net investment income, was $2.1 million, $20.2 million and $20.6 million for the year ended December 31, 2002, 2001 and 2000, respectively.

We evaluate segment performance on segment operating earnings, which is determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and nonrecurring items which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains credited to customers and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of the business. However, segment operating earnings are not a substitute for net income determined in accordance with U.S. GAAP.

In 2002,  non-recurring items of $363.2 million,  net of income taxes,  included
(1) the negative effects of (a) a cumulative effect of accounting change related to the implementation of SFAS 142 ($280.9 million); (b) an estimated loss from the discontinued operations of BT Financial Group ($196.7 million); (c) an increase to a loss contingency reserve established for sales practice litigation ($21.6 million); and (d) expenses related to the demutualization ($2.0 million); and (2) the positive effect of the settlement of an IRS audit issue ($138.0 million).

In 2001, non-recurring items of $42.3 million, net of income taxes, included (1) the negative effects of (a) expenses related to the demutualization ($18.6 million); (b) a loss from the discontinued operations of BT Financial Group ($11.2 million); (c) a cumulative effect of change in accounting principle related to the implementation of SFAS 133 ($10.7 million); and (d) an increase to a loss contingency reserve established for sales practices litigation ($5.9 million); and (2) the positive effect of investment income generated from the proceeds of the IPO ($4.1 million).

In 2000, non-recurring items of $92.5 million, net of income taxes, included (1) the negative effects of (a) a loss contingency reserve established for sales practices litigation ($93.8 million); and (b) expenses related to the development of a plan of demutualization ($7.2 million); and (2) the positive effect of the income from discontinued operations of BT Financial Group ($8.5 million).

The  accounting  policies of the  segments  are similar to those as described in
Note 1, with the exception of capital allocation. We allocate capital to our segments based upon an internal capital model that allows management to more effectively manage our capital.

                         PRINCIPAL FINANCIAL GROUP, INC.

18. SEGMENT INFORMATION (CONTINUED)

The following tables summarize selected financial information on a continuing basis by segment as of or for the years ended December 31, 2002, 2001 and 2000, and reconciles segment totals to those reported in the consolidated financial statements (in millions):


                               U.S. ASSET     INTERNATIONAL
                               MANAGEMENT        ASSET          LIFE AND
                                  AND        MANAGEMENT AND      HEALTH     MORTGAGE   CORPORATE
                              ACCUMULATION    ACCUMULATION     INSURANCE    BANKING    AND OTHER    CONSOLIDATED
                             ------------- ----------------  -----------  ---------  -----------  --------------
2002
Revenues:
Operating revenues......       $  3,780.5       $   357.9     $  3,946.8  $1,153.0   $    (15.1)    $  9,223.1
Net realized/unrealized
 capital gains
  (losses).............            (357.8)           30.2          (93.6)       -          66.4         (354.8)
Recognition of
 front-end fee
 revenues.............              (14.0)            -              -          -           -            (14.0)
Capital gains
 distributed
 as market value
 adjustment...........              (31.8)            -              -          -           -            (31.8)
                             ------------- ----------------  -----------  ---------  -----------  --------------
Revenues...............        $  3,376.9       $   388.1     $  3,853.2  $1,153.0   $     51.3     $  8,822.5
                             ============= ================  ===========  =========  ===========  ==============
Net income:
Operating earnings
 (loss)................        $    370.9       $    19.5     $    233.1  $  142.9   $    (17.0)    $    749.4
Net realized/unrealized
 capital gains
 (losses), as adjusted.            (250.5)           12.4          (50.0)       -          44.2         (243.9)
Nonrecurring items.....               -            (473.0)          (4.6)       -         114.4         (363.2)
                             ------------  ----------------  -----------  ---------  -----------  --------------
Net income (loss)......        $    120.4       $  (441.1)    $    178.5  $  142.9   $    141.6     $    142.3
                             ============= ================  ===========  =========  ===========  ==============
Assets.................        $ 70,371.9       $ 2,202.5     $ 11,356.3  $ 3,740.1  $  2,190.5     $ 89,861.3
                             ============= ================  ===========  =========  ===========  ==============

Other segment data:
Revenues from external
 external customers....        $  3,321.7       $   386.3     $  3,858.6  $1,139.8   $    116.1     $  8,822.5
Intersegment
 revenues..............              55.2             1.8           (5.4)     13.2        (64.8)           -
Interest expense.......               3.5             0.7            0.5        -          49.3           54.0
Income tax expense
 (benefit).............             (38.2)           10.7           95.3     101.9       (123.8)          45.9
Amortization of
 intangibles...........               0.2             2.3            0.1        -           -              2.6



                         PRINCIPAL FINANCIAL GROUP, INC.

18. SEGMENT INFORMATION (CONTINUED)



                               U.S. ASSET     INTERNATIONAL
                               MANAGEMENT        ASSET          LIFE AND
                                  AND        MANAGEMENT AND      HEALTH     MORTGAGE   CORPORATE
                              ACCUMULATION    ACCUMULATION     INSURANCE    BANKING    AND OTHER    CONSOLIDATED
                             ------------- ----------------  -----------  ---------  -----------  -------------

2001
Revenues:
Operating revenues......     $  3,799.8       $   508.4      $  3,946.4     $  757.4    $  101.7     $  9,113.7
Net realized/unrealized
 capital losses.........         (248.6)          (60.0)          (62.2)         -        (143.2)        (514.0)
Recognition of
 front-end fee revenues             1.5             -               -            -           -              1.5
Capital gains
 distributed as market
 value adjustment.......          (14.9)            -               -            -           -            (14.9)
Investment income
 generated from IPO
 proceeds...............            -               -               -            -           6.3            6.3
                             ------------- ----------------  -----------  ---------  -----------  --------------
Revenues................     $  3,537.8       $   448.4      $  3,884.2     $  757.4    $  (35.2)    $  8,592.6
                             ============= ================  ===========  =========  ===========  ==============
Net income:
Operating earnings......     $    353.8       $     2.3      $    201.2     $  126.7    $   38.1     $    722.1
Net realized/unrealized
 capital losses, as
 adjusted...............         (164.7)          (29.2)          (33.8)         -         (93.3)        (321.0)
Nonrecurring items......          (10.8)          (11.2)            0.1          -         (20.4)         (42.3)
                             ------------- ----------------  -----------  ---------  -----------  --------------
Net income (loss).......     $    178.3       $   (38.1)     $    167.5     $  126.7    $  (75.6)    $    358.8
                             ============= ================  ===========  =========  ===========  ==============
Assets..................     $ 68,543.8       $ 4,956.9      $ 10,776.2     $2,718.8    $1,354.8     $ 88,350.5
                             ============= ================  ===========  =========  ===========  ==============
Other segment data:
Revenues from external
 customers..............     $  3,483.2       $   447.0      $  3,888.3     $  746.8    $   27.3     $  8,592.6
Intersegment revenues...           54.6             1.4            (4.1)        10.6       (62.5)           -
Interest expense........            3.3             0.6             0.8          -          71.5           76.2
Income tax expense
 (benefit)..............           (6.3)          (33.4)           86.2         78.4       (41.5)          83.4
Amortization of
 goodwill and other
 intangibles............            3.2             3.7             4.1          0.7         -             11.7


                         PRINCIPAL FINANCIAL GROUP, INC.

18. SEGMENT INFORMATION (CONTINUED)


                               U.S. ASSET     INTERNATIONAL
                               MANAGEMENT        ASSET          LIFE AND
                                  AND        MANAGEMENT AND      HEALTH     MORTGAGE   CORPORATE
                              ACCUMULATION    ACCUMULATION     INSURANCE    BANKING    AND OTHER    CONSOLIDATED
                             ------------- ----------------  -----------  ---------  -----------  -------------

2000
Revenues:
Operating revenues......        $ 3,533.9     $     339.2      $ 4,122.6  $  359.8    $  98.2      $ 8,453.7
Net realized/unrealized
  capital gains losses..            (53.8)            2.8           70.8       -        119.8          139.6
Recognition of
 front-end fee revenues.              0.9             -              -         -          -              0.9
                             ------------- ----------------  -----------  ---------  -----------  --------------
Revenues................        $ 3,481.0     $     342.0      $ 4,193.4  $  359.8    $ 218.0      $ 8,594.2
                             ============= ================  ===========  =========  ===========  ==============
Net income:
Operating earnings
 (loss)...............          $   356.6     $     (16.9)     $   162.3  $   50.0    $  67.7      $   619.7
Net realized/unrealized
 capital gains (losses)
 as adjusted............            (35.9)            1.3           47.3       -         80.3           93.0
Nonrecurring items......              -               8.5            -         -       (101.0)         (92.5)
                             ------------- ----------------  -----------  ---------  -----------  --------------
Net income (loss).......        $   320.7     $      (7.1)     $   209.6  $   50.0    $  47.0      $   620.2
                             ============= ================  ===========  =========  ===========  ==============
Assets..................        $65,795.9     $   5,525.9      $10,569.0  $1,556.3    $ 957.8      $84,404.9
                             ============= ================  ===========  =========  ===========  ==============

Other segment data:
Revenues from external
 customers..............        $ 3,439.7     $     340.6      $ 4,196.9  $  359.8    $ 257.2      $ 8,594.2
Intersegment revenues...             41.3             1.4           (3.5)      -        (39.2)           -
Interest expense........              -               -              -         -         78.2           78.2
Income tax expense
 (benefit)..............            101.9            (5.4)         104.7      27.1        0.2          228.5
Amortization of
 goodwill and other
 intangibles............              1.0             4.6            7.7       0.8        -             14.1


                         PRINCIPAL FINANCIAL GROUP, INC.

18. SEGMENT INFORMATION (CONTINUED)

The following table summarizes our operating revenues (in millions):


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                         2002                2001                2000
                                                  -------------------  ------------------  ------------------
U.S. Asset Management and Accumulation
Full-service accumulation................           $1,076.5             $1,116.6            $1,210.4
Full-service payout......................            1,191.8              1,214.8               920.6
Investment only..........................              886.4                918.1               881.7
                                                  -------------------  ------------------  ------------------
  Total pension..........................            3,154.7              3,249.5             3,012.7
Individual annuities.....................              303.8                263.3               267.5
Mutual funds.............................              113.8                108.3               116.0
Other and eliminations...................               32.2                 19.0                 1.9
                                                  -------------------  ------------------  ------------------
  Total U.S. Asset Accumulation........              3,604.5              3,640.1             3,398.1

Eliminations.............................              (40.4)               (35.2)              (38.4)
Principal Global Investors...............              216.4                194.9               174.2
                                                  -------------------  ------------------  ------------------
  Total U.S. Asset Management and
  Accumulation...........................            3,780.5              3,799.8             3,533.9

International Asset Management and
  Accumulation...........................              357.9                508.4               339.2

Life and Health Insurance
Life insurance...........................            1,629.6              1,658.7             1,693.1
Health insurance.........................            2,058.3              2,061.3             2,221.4
Disability insurance.....................              258.9                226.4               208.1
                                                  -------------------  ------------------  ------------------
  Total Life and Health Insurance........            3,946.8              3,946.4             4,122.6

Mortgage Banking
Mortgage loan production.................              562.9                354.4                46.0
Mortgage loan servicing..................              590.1                403.0               313.8
                                                  -------------------  ------------------  ------------------
  Total Mortgage Banking.................            1,153.0                757.4               359.8

Corporate and Other......................              (15.1)               101.7                98.2
                                                  -------------------  ------------------  ------------------
Total operating revenues.................           $9,223.1             $9,113.7            $8,453.7
                                                  ===================  ==================  ==================
Total operating revenues.................           $9,223.1             $9,113.7            $8,453.7
Net realized/unrealized capital gains,
  (losses) including recognition of
  front-end fee revenues and certain
  market value adjustments to fee
  revenues...............................             (400.6)              (527.4)              140.5
Non-recurring............................                -                    6.3                 -
                                                  -------------------  ------------------  ------------------
Total GAAP revenues......................           $8,822.5             $8,592.6            $8,594.2
                                                  ===================  ==================  ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

18.  SEGMENT  INFORMATION  (CONTINUED)

We operate in the U.S. and in selected markets internationally (including Chile, Brazil, Mexico, India, Japan, Argentina, Hong Kong and Malaysia). The following table summarizes selected financial information by geographic location as of or for the year ended December 31 (in millions):


                                                        LONG-LIVED                           NET INCOME
                                      REVENUES            ASSETS             ASSETS             (LOSS)
                                  ----------------- -------------------   ---------------- ------------------
2002
U.S............................         $8,434.4            $562.3            $87,658.8          $583.4
International..................            388.1             115.5              2,202.5          (441.1)
                                  ----------------- -------------------   ---------------- ------------------
Total..........................         $8,822.5            $677.8            $89,861.3          $142.3
                                  ================= ===================   ================ ==================
2001
U.S............................         $8,144.2            $565.4            $83,393.6          $396.9
International..................            448.4              94.3              4,956.9           (38.1)
                                  ----------------- -------------------   ---------------- ------------------
Total..........................         $8,592.6            $659.7            $88,350.5          $358.8
                                  ================= ===================   ================ ==================

2000
U.S............................         $8,252.2            $533.3            $78,879.0          $627.3
International..................            342.0             101.9              5,525.9            (7.1)
                                  ----------------- -------------------   ---------------- ------------------
Total..........................         $8,594.2            $635.2            $84,404.9          $620.2
                                  ================= ===================   ================ ==================

Long-lived assets include property and equipment and goodwill and other intangibles.

Our operations are not materially dependent on one or a few customers, brokers or agents, and revenues, assets and operating earnings are attributed to geographic location based on the country of domicile the sales originate.

19. STOCK-BASED  COMPENSATION  PLANS

As of December 31, 2002, we sponsor the Stock Incentive Plan, Directors Stock Plan, Stock Purchase Plan and Long Term Performance Plan.

Under the terms of the Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units and stock appreciation rights. Total options granted under this plan were 1.5 million and 3.7 million options in 2002 and 2001, respectively. Options outstanding under the Stock Incentive Plan were granted at a price equal to the market value of our common stock on the date of grant, graded or cliff-vested over a three-year period for employees still employed or under contract, and expire ten years after the grant date.

                         PRINCIPAL FINANCIAL GROUP, INC.

19. STOCK-BASED COMPENSATION PLANS (CONTINUED)

The Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock or restricted stock units to our nonemployee directors. The total number of shares to be issued under this plan may not exceed 500,000 shares. Options granted under the Directors Stock Plan have an exercise price equal to the fair market value of the common stock on the date of the grant and a term equal to the earlier of three years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Since no options were to become exercisable for directors earlier than eighteen months following October 26, 2001, the date of demutualization, option grants made in 2002 under this plan will cliff-vest one year from grant date. Going forward, options will vest quarterly over a one-year period unless services to us cease, at which time, all vesting stops. Options granted under this plan amounted to 52,000 options in 2002. There were no grants under this plan in 2001.

Beginning in 2002, 16,641 restricted stock units were issued pursuant to the Directors Stock Plan at a weighted-average award price of $28.02 to all directors in office. The number received by each director is prorated with respect to the amount of time remaining in the director's term. Restrictions on the sale or transfer of restricted stock units shall lapse in installments from the date of grant to the date of the end of the director's term. No restrictions shall lapse earlier than eighteen months following October 26, 2001, the date of demutualization. When service to the company ceases, all vesting stops and unvested units are forfeited. The unamortized deferred compensation was $0.1 million at December 31, 2002.

We also maintain the Long Term Performance Plan, which provides the opportunity for eligible executives to share in the success of Principal Financial Group, Inc., if specified minimum corporate performance objectives are achieved over a three-year period. This plan was amended in May 2001, to utilize stock as an option for payment starting with payments in 2003. For the years ended December 31, 2002 and 2001, we recorded compensation expense of $4.4 million and $13.7 million, respectively, related to the plan.

The maximum number of shares of common stock we may issue under the Stock Incentive Plan, together with an excess plan (a nonqualified defined contribution retirement plan), the Directors Stock Plan, the Long Term Performance Plan, and any new plan awarding our common stock, in the five years following the completion of the initial public offering, is 6% of the number of shares outstanding immediately following the completion of the IPO. As of December 31, 2002, a total of 17,493,989 shares are available to be made issuable by us for these plans.

Under our Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. The maximum amount an employee may contribute during any plan year is the lesser of $10,000, or such greater or lesser amount as determined by the plan administrator, and 10% of the employee's salary. Employees may purchase shares of our common stock at a price equal to 85% of the share's fair market value as of the beginning or end of the quarter, whichever is lower. Under the Stock Purchase Plan, employees purchased 713,886 and 320,406 shares during 2002 and 2001, respectively. In 2002, an additional 5,415 shares were purchased from dividends and reinvested into participants' accounts.

The maximum number of shares of common stock that we may issue under the Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the IPO. As of December 31, 2002, a total of 6,181,826 shares are available to be made issuable by us for this plan.

                         PRINCIPAL FINANCIAL GROUP, INC.

19. STOCK-BASED COMPENSATION PLANS (CONTINUED)

In 2001, compensation expense was recognized for stock option awards issued to career agents using the fair value method as prescribed in FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25. The compensation cost that has been charged against income for the Stock Incentive Plan, Directors Stock Plan and Stock Purchase Plan was $10.5 million and $0.01 million for 2002 and 2001, respectively.

The weighted-average estimated fair value of stock options granted during 2002 and 2001 using the Black-Scholes option valuation model was $10.19 and $6.07 per share, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

                                                     2002                2001
                                                -------------      -------------
     Dividend yield...................               .91 %                1.12 %
                                                =============      =============

     Expected volatility..............             32.5  %               37.5  %
                                                =============      =============
     Risk-free interest rate..........              4.7  %                3.7  %
                                                =============      =============
     Expected life (in years).........              6                     3
                                                =============      =============

The fair value of the employees' purchase rights, which represent a price equal to 15% of the share's fair market value under the Stock Purchase Plan, was $1.6 million in 2001.

The following is a summary of the status of all of our stock option plans as of December 31, 2002, and related changes during the year then ended:


                                                                     NUMBER OF SHARES    WEIGHTED-AVERAGE
                                                                                          EXERCISE PRICE
                                                                    ------------------- -------------------

 Options outstanding at January 1, 2001...........................                -          $   -
   Granted........................................................        3,671,000             22.33
   Exercised......................................................                -              -
   Canceled.......................................................           32,800             22.33
                                                                    -------------------
 Options outstanding at December 31, 2001.                                3,638,200             22.33
   Granted........................................................        1,492,905             27.59
   Exercised......................................................              600             22.33
   Canceled.......................................................          993,380             23.08
                                                                    -------------------
 Options outstanding at December 31, 2002.........................        4,137,125          $  24.05
                                                                    ===================
 Options exercisable at December 31, 2001........................             1,000          $  22.33
                                                                    ===================
 Options exercisable at December 31, 2002.........................           22,000          $  22.33
                                                                    ===================

At December 31, 2002, we had 4.1 million stock options outstanding with a weighted-average remaining contractual life of 9 years and a weighted-average exercise price of $24.05.

                         PRINCIPAL FINANCIAL GROUP, INC.

20. EARNINGS PER SHARE

After our IPO, SFAS No. 128, EARNINGS PER SHARE, was adopted, which requires disclosure of basic and diluted earnings per share.

For purposes of our unaudited basic and diluted pro forma earnings per share calculations for the period January 1, 2001 through October 25, 2001, the weighted-average number of shares outstanding was assumed to be 360.8 million shares. These shares represent 260.8 million shares issued to policyholders entitled to receive compensation in the demutualization and 100.0 million shares sold to investors in the IPO, prior to the underwriters' exercise of the overallotment option. The shares issued to the policyholders include 56.2 million shares issued as policy credits and held in one of our separate accounts.

Reconciliations   of   weighted-average   shares  outstanding  and  income  from
continuing operations for basic and diluted net earnings per share for the years ended December 31, 2002 and 2001, are presented below:


                                                                                 PRO FORMA (UNAUDITED)
                                                                         --------------------------------------
                                           FOR THE YEAR ENDED                     FOR THE YEAR ENDED
                                            DECEMBER 31, 2002                      DECEMBER 31, 2001
                                  -------------------------------------- --------------------------------------
                                                WEIGHTED       PER                     WEIGHTED        PER
                                                AVERAGE       SHARE                    AVERAGE        SHARE
                                    INCOME      SHARES        AMOUNT        INCOME     SHARES         AMOUNT
                                  ----------- ------------- ------------ ----------- ------------ -------------
                                       (IN MILLIONS)                           (IN MILLIONS)

Basic earnings per share:
Income from continuing
 operations................          $619.9       350.2       $1.77           $380.7     362.4        $1.05
Dilutive effects:
Stock options (1)..........                         0.4                                    -
Long-term performance
 plan......................                         0.1                                    -
Restricted stock units
 (2).......................                         -                                      -
                                  ----------- -------------- ------------ ----------- ------------ -------------
Diluted earnings per
 share.....................          $619.9       350.7       $1.77           $380.7     362.4        $1.05
                                  =========== ============== ============ =========== ============ =============

(1) The dilutive effect of the stock options did not meet specified reporting thresholds in 2001.
(2) The dilutive effect of the restricted stock units did not meet specified reporting thresholds.

The calculation of diluted earnings per share for the year ended December 31, 2002, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

The calculation of diluted earnings per share for the year ended December 31, 2001, excludes the incremental effect related to a treasury stock repurchase forward contract. This contract's inception price is in excess of the average volume weighted-average price for purchases of our stock during the period the contract has been outstanding, resulting in an antidilutive effect.

                        PRINCIPAL FINANCIAL GROUP, INC.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 2002 and 2001:


                                                                   FOR THE THREE MONTHS ENDED
                                                 MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
                                             ----------------------------------------------------------------------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
2002
Total revenues........................           $2,227.8         $2,335.5           $1,995.9          $2,263.3
Total expenses........................            1,877.8          2,187.2            1,950.9           2,140.8
Income from continuing operations,
 net of related income taxes..........              243.7            116.4               42.6             217.2
Income (loss) from discontinued
 operations, net of related
 income taxes.........................                2.3              3.8             (201.0)             (1.8)
Net income (loss).....................              (34.9)           120.2             (158.4)            215.4
Basic earnings per share for income
 from continuing operations, net of
 related income taxes.................           $    0.68        $    0.33          $    0.12         $    0.65
Basic earnings per share for net
 income (loss)........................               (0.10)            0.34              (0.46)             0.64
Diluted earnings per share for income
 from continuing operations, net of
 related income taxes ................                0.68             0.33               0.12              0.64
Diluted earnings per share for net
 income (loss)........................               (0.10)            0.34              (0.45)             0.64

2001
Total revenues........................           $2,171.2         $2,024.7           $2,405.0          $1,991.7
Total expenses........................            2,025.1          1,875.3            2,250.6           1,977.5
Income from continuing operations,
 net of related income taxes..........              120.9            118.3              119.9              21.6
Income (loss) from discontinued
 operations, net of related income
 taxes................................               (4.9)             0.8               (4.1)             (3.0)
Net income............................              105.3            119.1              115.8              18.6
Basic earnings per share for income
 from continuing operations, net of
 related income taxes (1).............                N/A              N/A                N/A          $    0.06
Basic earnings per share
 for net income.......................                N/A              N/A                N/A               0.05
Diluted earnings per share for income
 from continuing operations, net of
 related income taxes (1).............                N/A              N/A                N/A               0.06
Diluted earnings per share for net
 income...............................                N/A              N/A                N/A               0.05

(1) Fourth quarter 2001 earnings per share are on a pro forma basis as our IPO did not close until October 26, 2001. See Note 1. Actual net income per common share for the period from October 26, 2001 through December 31, 2001, was $(0.08) for basic and diluted computations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2003 annual shareholders meeting (the "Proxy Statement") which will be filed with the Securities and Exchange Commission ("SEC") on or about April 3, 2003, under the captions, "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 pertaining to executive compensation is set forth in the Proxy Statement under the caption, "Executive Compensation," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

In general, the Company has four compensation plans under which its equity securities are authorized for issuance to employees or directors: the Principal Financial Group, Inc. Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Long-Term Performance Plan, and the Principal Financial Group, Inc. Directors Stock Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding at December 31, 2002, the weighted average exercise price of those options, and the number of shares of common stock remaining available for future issuance at December 31, 2002, excluding shares issuable upon exercise of outstanding options.


                                        (A)                           (B)                               (C)
                               NUMBER OF SECURITIES TO                                     NUMBER OF SECURITIES REMAINING
                                   BE ISSUED UPON                 WEIGHTED-AVERAGE          AVAILABLE FOR FUTURE ISSUANCE
                               EXERCISE OF OUTSTANDING            EXERCISE PRICE OF           UNDER COMPENSATION PLANS
                                OPTIONS, WARRANTS AND            OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
PLAN CATEGORY                        RIGHTS                       WARRANTS AND RIGHT                IN COLUMN (A))
----------------------    -------------------------     -------------------------    --------------------------------

Equity compensation                 4,137,125 (2)                     $24.05                      23,675,815 (3)
plans approved by
the Company's
stockholders (1)

Equity compensation                     -0-                           N/A                              -0-
plans not approved
by the Company's
stockholders


     -------
(1) Each of the four compensation plans under which the Company's equity securities are authorized for issuance to employees or directors were approved by the Company's sole stockholder, Principal Mutual Holding Company, prior to the Company's initial public offering of Common Stock on October 23, 2001. None of the four compensation plans have been approved by the Company's stockholders subsequent to such date.
(2) Includes 4,085,125 options outstanding under the 2001 Stock Incentive Plan and 52,000 options outstanding under the 2001 Directors Stock Plan. Does not include 16,641 Board restricted stock units.
(3) The maximum number of shares of Common Stock that may be awarded under the Long-Term Performance Plan, the Stock Incentive Plan, the Directors Stock Plan, and any new plan awarding shares of Common Stock, in the five years following the completion of the Demutualization is 6% of the number of shares outstanding immediately following the completion of the Demutualization, unless the shareholders vote to increase the maximum number. This number includes 6,181,826 shares remaining for issuance under the Employee Stock Purchase Plan and 17,493,989 shares available for issuance from the 6%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, "Compensation Committee Interlocks and Insider Participation" and "Certain
Relationships  and  Related   Transactions,"  and  is  incorporated   herein  by
reference.

ITEM 14. CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer,
J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of February 21, 2003, and have concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls, or in other factors that could significantly affect our internal controls subsequent to February 21, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3.   Exhibits

    EXHIBIT
    NUMBER                                        DESCRIPTION
    2.1   Plan of Conversion**
    2.2   Share  Sale  Deed,  dated as of June 17,  1999,  among BT  Investments
          (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.)Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.**
    2.3 Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.**
    2.4 Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.**
    3.1 Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)**
    3.2   Form of  By-Laws of  Principal  Financial  Group,  Inc.  (included  in
          Exhibit 2.1)**
    4.1 Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share**
    4.2 Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001*
    10.1  Principal Financial Group, Inc. Stock Incentive Plan**
    10.2  Principal Financial Group Long-Term Performance Plan**
    10.3 Resolution of the Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan, as of October 31, 2002*
    10.4 Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002***
    10.5  Principal Financial Group, Inc. Directors Stock Plan**
    10.6  Principal Select Savings Excess Plan**
    10.7  Supplemental Executive Retirement Plan for Employees**
    10.8 Employment Agreement, dated as of May 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell**

    10.9 Change-of-Control Supplement and Amendment to Employment Agreement, dated as of October 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell**
    10.10 Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive**
    10.11 Compensatory Arrangement, dated as of March 14, 2002, between Princpal Life Insurance Company and James P. McCaughan.****
    10.12 Compensatory Agreement, dated as of April 26, 2001, between Principal Life Insurance Company and Michael T. Daley*
    10.10 Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association**
    21    Principal  Financial  Group,  Inc. Member Companies as of December 31,
          2001*
    23    Consent of Ernst & Young LLP*
    24    Power of Attorney*
    99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - J. Barry Griswell*
    99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Michael H. Gersie*

    *     Filed herewith.

    ** Incorporated by reference to the exhibit with the same number filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

   *** Incorporated by reference to exhibit number 10.4 filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-16725).

   **** Incorporated by reference to exhibit number 10.11 filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, (Commission File No. 1-16725).

    b.    Reports on Form 8-K

          The Current Report on Form 8-K (Item 9), dated November 7, 2002, was filed November 7, 2002.

    c.    See Item 15(a)3.

    d.    See Item 15(a)2.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRINCIPAL FINANCIAL GROUP, INC.

     Dated:  March 5, 2003            By   /S/ MICHAEL H. GERSIE
                                           -------------------------------
                                           Michael H. Gersie
                                           Executive Vice President and Chief
                                             Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Dated:  March 5, 2003

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
     J. Barry Griswell                             Charles S. Johnson
     Chairman, President, Chief                    Director
     Executive Officer and Director

By  /S/ MICHAEL H. GERSIE                     By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
     Michael H. Gersie                             William T. Kerr
     Executive Vice President and Chief            Director
      Financial Officer
     (Principal Financial Officer and
       Chief Accounting Officer)

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
     Betsy J. Bernard                              Richard L. Keyser
     Director                                      Director

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
     Jocelyn Carter-Miller                         Victor H. Loewenstein
     Director                                      Director

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
     Gary E. Costley                               Federico F. Pena
     Director                                      Director

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    --------------------------------              ----------------------
     David J. Drury                                Donald M. Stewart
     Director                                      Director

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    --------------------------------              ----------------------
     C. Daniel Gelatt, Jr.                         Elizabeth E. Tallett
     Director                                      Director

By  /S/ MICHAEL H. GERSIE*
     Sandra L. Helton
     Director

    * ATTORNEY-IN-FACT AND AGENT

               STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER
                  REGARDING FACTS AND CIRCUMSTANCES RELATING TO
                              EXCHANGE ACT FILINGS


I, J. Barry Griswell, certify that:


1. I have reviewed this annual report on Form 10-K of Principal Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March 5, 2003

                                                     /S/ J. BARRY GRISWELL
                                                     ---------------------------
                                                     J. Barry Griswell
                                                     Chairman, President and
                                                     Chief Executive Officer

               STATEMENT UNDER OATH OF PRINCIPAL FINANCIAL OFFICER
                  REGARDING FACTS AND CIRCUMSTANCES RELATING TO
                              EXCHANGE ACT FILINGS


I, Michael H. Gersie, certify that:


1. I have reviewed this annual report on Form 10-K of Principal Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  March 5, 2003                            /S/ MICHAEL H. GERSIE
                                                    ----------------------------
                                                     Michael H. Gersie
                                                     Executive Vice President
                                                     and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

The Board of Directors and Stockholders Principal Financial Group, Inc.


We have audited the consolidated financial statements of Principal Financial Group, Inc. (the Company) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 31, 2003 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at
Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP
     Des Moines, Iowa
     January 31, 2003

 SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 2002

                                                                                                        AMOUNT AS SHOWN
                                                                                                       IN THE STATEMENT
                                                                                                         OF FINANCIAL
     TYPE OF INVESTMENT                                              COST             VALUE                POSITION
------------------------------------------------------------------ -------------    --------------   ---------------------
                                                                             (IN MILLIONS)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S.
 government corporations and agencies........................        $     502.6    $       522.1      $          522.1
States, municipalities and political subdivisions............              399.2            426.4                 426.4
Foreign governments..........................................              595.5            659.9                 659.9
Public utilities.............................................            3,033.7          2,980.0               2,980.0
Convertibles and bonds with warrants attached................               73.2             74.6                  74.6
Redeemable preferred.........................................              406.8            410.6                 410.6
All other corporate bonds....................................           21,681.0         22,885.3              22,885.3
Mortgage-backed and other asset-backed securities............            5,819.6          6,226.8               6,226.8
                                                                     -------------  --------------   ---------------------
Total fixed maturities, available-for-sale...................           32,511.6         34,185.7              34,185.7

Fixed maturities, trading....................................               97.0            101.7                 101.7

Equity securities, available-for-sale Common stocks:
Banks, trust and insurance companies.........................               19.9             19.7                  19.7
Industrial, miscellaneous and all other......................               97.6             96.9                  96.9
Non-redeemable preferred stock...............................              263.5            262.1                 262.1
                                                                     -------------  --------------   --------------------
Total equity securities, available-for-sale..................              381.0            378.7                 378.7
Mortgage loans (1)...........................................           11,168.9             XXXX              11,081.9

Real estate, net:
Real estate acquired in satisfaction of debt(2)..............               22.9             XXXX                  21.0
Other real estate(2).........................................            1,225.4             XXXX               1,208.0
Policy loans.................................................              818.5             XXXX                 818.5
Other investments(3).........................................            1,065.2             XXXX               1,200.1
                                                                     -------------                   ---------------------
Total investments............................................        $  47,290.5             XXXX      $       48,995.6
                                                                     =============                   =====================

------------
(1) The amount shown in the Statement of Financial Position for mortgage loans differs from cost as commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation differences.

(2) The amounts shown in the Statement of Financial Position for real estate differ from cost due to properties which were determined to be impaired. The cost bases of these properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established.

(3) The amount shown in the Statement of Financial Position for other investments differs from cost due to accumulated earnings from minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Other investments also includes derivatives and certain seed money investments, which are reported at fair value.

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)
                     ($ IN MILLIONS, EXCEPT PER SHARE DATA)

                         STATEMENT OF FINANCIAL POSITION


                                                                                 DECEMBER 31,
                                                                   ------------------------------------------
                                                                          2002                   2001
                                                                   -------------------    -------------------

ASSETS:
Cash..............................................                       $   332.1              $   37.1
Income taxes receivable...........................                             1.4                   0.2
Investment in subsidiary .........................                         6,333.7               6,783.2
                                                                   -------------------    -------------------
Total assets......................................                       $ 6,667.2              $6,820.5
                                                                   ===================    ===================
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Amounts payable to subsidiary ....................                       $     1.6              $    0.2
Deferred income taxes.............................                             8.4                   -
                                                                   -------------------    -------------------
Total liabilities.................................                            10.0                   0.2

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share - 2,500.0
million shares authorized, 376.7 million and
375.8 million shares issued, 334.4 million and
360.1 million shares outstanding in 2002 and 2001,
respectively......................................                             3.8                   3.8
Additional paid-in capital........................                         7,106.3               7,072.5
Retained earnings (deficit) ......................                            29.4                 (29.1)
Accumulated other comprehensive income.... .......                           635.8                 147.5
Treasury stock, at cost (42.3 million and 15.7
million shares in 2002 and 2001,
respectively).....................................
                                                                          (1,118.1)               (374.4)
                                                                   -------------------    -------------------
Total stockholders' equity........................                         6,657.2               6,820.3

                                                                   -------------------    -------------------
Total liabilities and stockholders' equity........                       $ 6,667.2              $6,820.5
                                                                   ===================    ===================

    SEE ACCOMPANYING NOTES.

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)
                                  (CONTINUED)
                                 ($ IN MILLIONS)
                             STATEMENT OF OPERATIONS

                                                                       YEAR ENDED               FOR THE PERIOD
                                                                        DECEMBER              OCTOBER 26 THROUGH
                                                                        31, 2002               DECEMBER 31, 2001
                                                                   ----------------------     -----------------------

REVENUES:
Net investment income .................................               $    4.0                    $  0.7
                                                                   ----------------------     -----------------------

Total revenues.........................................                    4.0                       0.7

EXPENSES:
Other operating costs and expenses ....................                    7.1                       0.3
                                                                   ----------------------     -----------------------
Total expenses.........................................                    7.1                       0.3
                                                                   ----------------------     -----------------------
Income (loss) before income taxes......................                   (3.1)                      0.4

Income taxes (benefits) ...............................                   (1.3)                      0.2
                                                                   ----------------------     -----------------------
Net income (loss) after taxes..........................                   (1.8)                      0.2
Equity in the net income (loss) of subsidiary..........                  144.1                     (29.3)
                                                                   ----------------------     -----------------------
Net income (loss)......................................               $  142.3                    $(29.1)
                                                                   ======================     =======================


    SEE ACCOMPANYING NOTES.

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)
                                   (CONTINUED)

                             STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                                  FOR THE PERIOD
                                                                    YEAR ENDED DECEMBER         OCTOBER 26 THROUGH
                                                                         31, 2002               DECEMBER 31, 2001
                                                                   ----------------------     -----------------------

Net income (loss) ..........................................          $      142.3                $      (29.1)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Equity in the net income (loss) of subsidiary ..............                (144.1)                       29.3
Increase in amounts payable to subsidiary...................                   1.4                         0.2
Increase (decrease) in income taxes.........................                   7.2                        (0.2)
Stock-based compensation....................................                   0.4                         -
                                                                   ----------------------     -----------------------
Net cash provided by operating activities...................                   7.2                         0.4

Cash flows from investing activities:
Capital contributed to subsidiary ..........................                   -                      (1,689.7)
Dividend received from subsidiary ..........................               1,100.0                        75.0
                                                                  ----------------------     -----------------------
Net cash provided by (used in) investing activities.                       1,100.0                    (1,614.7)

Cash flows from financing activities:
Issuance of common stock....................................                  22.0                     2,019.3
Dividends to stockholders...................................                 (83.8)                        -
Acquisition of treasury stock...............................                (750.4)                     (367.7)
                                                                   ----------------------     -----------------------
Net cash provided by (used in) financing activities.                        (812.2)                    1,651.6

Net increase in cash and cash equivalents...................                 295.0                        37.1

Cash and cash equivalents at beginning of period............                  37.1                         -
                                                                   ----------------------     -----------------------

Cash and cash equivalents at end of year....................          $      332.1                $       37.1
                                                                   ======================     =======================

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


(2) CASH DIVIDENDS FROM SUBSIDIARY

     The parent company received cash dividends totaling $1,100.0 million and $75.0 million in 2002 and 2001, respectively, from its subsidiary.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
  AS OF DECEMBER 31, 2002, 2001 AND 2000 AND FOR EACH OF THE YEARS THEN ENDED


                                                                   DEFERRED             FUTURE          CONTRACTHOLDER
                                                                    POLICY              POLICY            AND OTHER
                                                                  ACQUISITION         BENEFITS AND       POLICYHOLDER
     SEGMENT                                                        COSTS              CLAIMS               FUNDS
    ----------                                                   ---------------     --------------     ----------------
                                                                                     (IN MILLIONS)

2002:
U.S. Asset Management and Accumulation...................       $     501.7         $   6,956.3        $  24,985.6
International Asset Management and Accumulation..........              40.0             1,101.5               25.2
Life and Health Insurance................................             872.7             6,675.6            2,024.2
Mortgage Banking.........................................               -                   -                  -
Corporate and Other......................................               -                   3.0              (77.1)
                                                                ---------------     --------------       --------------
Total....................................................       $   1,414.4         $  14,736.4        $  26,957.9
                                                                ===============     ==============       ==============

2001:
U.S. Asset Management and Accumulation...................       $     411.6         $   6,463.2        $  23,421.7
International Asset Management and Accumulation..........              50.2             1,022.7               32.4
Life and Health Insurance................................             910.7             6,544.4            1,880.2
Mortgage Banking.........................................               -                   -                  -
Corporate and Other......................................               -                   4.3              (60.8)
                                                                ---------------     --------------       --------------
Total...................................................        $   1,372.5         $  14,034.6        $  25,273.5
                                                                ===============     ==============       ==============

2000:
U.S. Asset Management and Accumulation...................       $     368.9         $   6,065.5        $  23,046.1
International Asset Management and Accumulation..........              37.8               971.8               52.5
Life and Health Insurance................................             926.6             6,304.5            1,799.0
Mortgage Banking.........................................               -                   -                  -
Corporate and Other......................................               -                   4.2                -
                                                                ---------------     --------------       --------------
Total....................................................       $   1,333.3         $  13,346.0        $  24,897.6
                                                                ===============     ==============       ==============

  AS OF DECEMBER 31, 2002, 2001 AND 2000 AND FOR EACH OF THE YEARS THEN ENDED

                                                                                                 AMORTIZATION
                                                                                    BENEFITS,     OF DEFERRED
                                                   PREMIUMS AND         NET        CLAIMS AND       POLICY          OTHER
                                                      OTHER         INVESTMENT     SETTLEMENT    ACQUISITION      OPERATING
SEGMENT                                           CONSIDERATIONS    INCOME (1)      EXPENSES        COSTS         EXPENSES(1)
-------                                           --------------    ----------    ------------  -------------    -------------
                                                                           (IN MILLIONS)

2002:
U.S. Asset Management and Accumulation........    $      746.5      $ 2,352.8       $ 2,530.3     $    57.1        $  697.7
International Asset Management
   and Accumulation...........................           161.9          139.6           258.0           3.4            84.1
Life and Health Insurance.....................         2,973.4          660.2         2,433.4          84.0           750.4
Mortgage Banking..............................             -             99.8             -             -             908.2
Corporate and Other...........................             -             52.3            (4.8)          -              38.3
                                                  --------------    ----------    ------------  -------------    -------------
   Total  ....................................    $    3,881.8      $ 3,304.7       $ 5,216.9     $   144.5        $2,478.7
                                                  ==============    ==========    ============  =============    =============

2001:
U.S. Asset Management and Accumulation........    $      766.3      $ 2,400.4       $ 2,583.1     $    64.9        $  700.3
International Asset Management
   and Accumulation...........................           344.9          117.4           407.5           3.1            98.1
Life and Health Insurance.....................         3,011.1          678.6         2,491.0          91.9           740.7
Mortgage Banking..............................             -             31.1             -             -             552.3
Corporate and Other...........................             -            156.1             0.5           -              81.4
                                                  --------------    ----------    ------------  -------------    -------------
    Total ....................................    $    4,122.3      $ 3,383.6       $ 5,482.1     $   159.9        $2,172.8
                                                  ==============    ==========    ============  =============    =============

2000:
U.S. Asset Management and Accumulation........    $      525.4      $ 2,303.9       $ 2,310.6     $   123.7      $    619.5
International Asset Management
   and Accumulation...........................           220.5           89.2           262.2           2.0            98.8
Life and Health Insurance.....................         3,250.5          642.1         2,659.4         113.0           798.6
Mortgage Banking..............................             -            (15.7)            -             -             282.7
Corporate and Other...........................             -            138.1             0.1           -             170.7
                                                  --------------    ----------    ------------  -------------    -------------
   Total  ....................................    $    3,996.4      $ 3,157.6       $ 5,232.3     $   238.7      $  1,970.3
                                                  ==============    ==========    ============  =============    =============

(1) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

                            SCHEDULE IV - REINSURANCE
   AS OF DECEMBER 31, 2002, 2001 AND 2000 AND FOR EACH OF THE YEARS THEN ENDED

                                                                                                               PERCENTAGE
                                                                     CEDED TO       ASSUMED                    OF AMOUNT
                                                      GROSS           OTHER        FROM OTHER      NET          ASSUMED TO
                                                     AMOUNT         COMPANIES      COMPANIES      AMOUNT            NET
                                                  -------------   -------------    -----------    --------     ---------------
                                                                                ($ IN MILLIONS)

2002:
Life insurance in force.......................    $   166,330.2   $    30,421.5    $   1,885.7    $  137,794.4        1.4%
                                                  =============   =============    ===========    ============

Premiums:
   Life insurance.............................    $     1,751.2   $        57.7    $     130.6    $    1,824.1        7.2%
   Accident and health insurance..............          2,328.9           271.2              -         2,057.7          -%
                                                  -------------   -------------    -----------    ------------
      Total...................................    $     4,080.1   $       328.9    $     130.6    $    3,881.8        3.4%
                                                  =============   =============    ===========    ============

2001:
Life insurance in force.......................    $   160,920.4   $    27,049.9    $   1,439.0    $  135,309.5        1.1%
                                                  =============   =============    ===========    ============

Premiums:
   Life insurance.............................    $     2,085.4   $        52.4    $      56.0    $    2,089.0        2.7%
   Accident and health insurance..............          2,244.5           211.2             -          2,033.3         -%
                                                  -------------   -------------    -----------    ------------
      Total...................................    $     4,329.9   $       263.6    $      56.0    $    4,122.3        1.4%
                                                  =============   =============    ===========    ============

2000:
Life insurance in force.......................    $   165,912.8   $    23,094.5    $   1,173.9    $  143,992.2        0.8%
                                                  =============   =============    ===========    ============

Premiums:
   Life insurance.............................    $     1,815.7   $        48.7    $      24.6    $    1,791.6        1.4%
   Accident and health insurance..............          2,326.4           121.6              -         2,204.8         -%
                                                  -------------   -------------    -----------    ------------
      Total...................................    $     4,142.1   $       170.3    $      24.6    $    3,996.4        0.6%
                                                  =============   =============    ===========    ============


    EXHIBIT
    NUMBER                        DESCRIPTION                            Page
    2.1   Plan of Conversion**
    2.2   Share  Sale  Deed,  dated as of June 17,  1999,...........
          among BT  Investments (Australia)  LLC, BT Foreign
          Investment  Corporation,  BT New Zealand Limited, BT
          International (Delaware), Inc., BT Nominees (H.K.)Limited,
          Deutsche Bank AG, Bankers Trust Corporation, Principal
          Financial Group (Australia) Pty Limited and Principal
          Financial Services, Inc.**................................
    2.3   Deed to Amend the Share Sale Deed,  dated as of August
          31, 1999, among BT Investments (Australia) LLC, BT Foreign
          Investment Corporation,  BT New Zealand Limited,
          BT International  (Delaware),  Inc., BT Nominees (H.K.)
          Limited, Deutsche Bank AG, Bankers Trust Corporation,
          Principal Financial  Group  (Australia)  Pty  Limited
          and  Principal  Financial Services, Inc.**................
    2.4   Second  Amendment to the Share Sale Deed,  dated as
          of March 14, 2001, among  BT   Investments
          (Australia)   LLC,  BT  Foreign   Investment Corporation,
          Deutsche  New Zealand  Limited  (formerly  called BT New
          Zealand  Limited),  BT  International  (Delaware),  Inc.,
          DB Nominees (H.K.) Limited (formerly called BT Nominees
          (H.K.) Limited),  Deutsche Bank  AG,  Bankers  Trust
          Corporation,   Principal   Financial  Group (Australia)
          Pty Limited and Principal Financial Services, Inc.**......
    3.1   Form of Amended and Restated Certificate of
          Incorporation of Principal Financial Group, Inc.
          (included in Exhibit 2.1)**...............................
    3.2   Form of  By-Laws of  Principal  Financial  Group,
          Inc.  (included  in Exhibit 2.1)**........................
    4.1   Form of Certificate for the Common Stock of
          Principal Financial Group, Inc., par value $0.01 per
          share**...................................................
    4.2   Amended and Restated Stockholder Rights Agreement,
          dated as of October 22, 2001*.............................         178
    10.1  Principal Financial Group, Inc. Stock Incentive Plan**....
    10.2  Principal Financial Group Long-Term Performance Plan**....
    10.3  Resolution of the Human Resources Committee of the Board
          of Directors of Principal Financial Group, Inc. amending
          the Principal Financial Group Long-Term Performance Plan
          as of October 31, 2002*...................................         238
    10.4  Principal  Financial Group  Incentive Pay Plan............
          (PrinPay),  amended and restated effective January
          1, 2002***................................................
    10.5  Principal Financial Group, Inc. Directors Stock Plan**....
    10.6  Principal Select Savings Excess Plan**....................
    10.7  Supplemental Executive Retirement Plan for Employees**....
    10.8  Employment Agreement, dated as of May 19, 2000,
          among Principal Mutual Holding Company,  Principal
          Financial Group, Inc., Principal Financial Services,
          Inc.,  Principal  Life  Insurance  Company  and
          J.  Barry Griswell**......................................

    10.9  Change-of-Control  Supplement  and Amendment to
          Employment  Agreement, dated as of October 19, 2000,
          among Principal Mutual Holding Company, Principal
          Financial Group, Inc.,  Principal Financial Services,
          Inc., Principal Life Insurance Company and J. Barry
          Griswell**................................................
    10.10 Form of Principal  Mutual Holding Company and Principal
          Life Insurance Company Change of Control  Employment
          Agreement (Tier One Executives) among Principal  Mutual
          Holding  Company,  Principal  Financial Group, Inc.,
          Principal  Financial Services,  Inc.,  Principal Life
          Insurance Company and an Executive**......................
    10.11 Compensatory Arrangement, dated as of March 14, 2002, between Princpal Life Insurance Company and James
          P. McCaughan.****.........................................
    10.12 Compensatory  Agreement,  dated as of 2001, between
          Principal Life Insurance Company and Michael T. Daley*....         239
    10.13 Fiscal Agency Agreement,  dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings
          Pty Limited,  Principal Financial Services, Inc. and
          U.S. Bank Trust National Association**....................
    21    Principal  Financial  Group,  Inc. Member Companies as
          of December 31, 2001*.....................................         242
    23    Consent of Ernst & Young LLP*.............................         247
    24    Power of Attorney*........................................         248
    99.1  Certification  Pursuant  to Section  1350 of Chapter 63
          of Title 18 of the United States Code - J.
          Barry Griswell*...........................................         249
    99.2  Certification  Pursuant  to Section  1350 of Chapter 63
          of Title 18 of the United States Code - Michael
          H. Gersie*................................................         250

    *     Filed herewith.

    ** Incorporated by reference to the exhibit with the same number filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

    *** Incorporated by reference to exhibit number 10.4 filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-16725).

    ***** Incorporated by reference to exhibit number 10.11 filed with Principal
          Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, (Commission File No. 1-16725).

                                                                     EXHIBIT 4.2

                              AMENDED AND RESTATED
                                RIGHTS AGREEMENT

Amended and Restated Rights Agreement, dated as of October 22, 2001 (the "AGREEMENT"), by and between Principal Financial Group, Inc., a Delaware corporation (the "CORPORATION"), and Mellon Investor Services LLC, a New Jersey limited liability company, as Rights Agent (the "RIGHTS AGENT"), as amended and restated by this amendment dated December 3, 2002 and effective as of October 22, 2001.

                              W I T N E S S E T H :

WHEREAS, the parties hereto have agreed to amend and restate the Rights Agreement dated as of October 22, 2001 (the "ORIGINAL RIGHTS AGREEMENT");

WHEREAS, the parties intend, nothwithstanding such amendment and restatement, that this Agreement continues to speak as of October 22, 2001;

NOW, THEREFORE, in consideration of the foregoing and the respective representations, warranties, covenants and agreements set forth herein, the parties hereto, effective as October 22, 2001, hereby amend and restate the Original Rights Agreement in its entirety as follows:

WHEREAS, the Board of Directors of the Corporation has authorized the issuance of one Right (as hereinafter defined) (subject to adjustment) with respect to each share of Common Stock (as hereinafter defined) of the Corporation issued between October 22, 2001 (the "RECORD DATE") (whether originally issued or delivered from the Corporation's treasury) and the earlier of the Distribution Date (as hereinafter defined) or the Expiration Date (as hereinafter defined) and, to the extent provided in Section 22 hereof, with respect to each such share issued after the Distribution Date and prior to the Expiration Date, each Right initially representing the right to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Corporation having the rights and preferences set forth in the Certificate of Designation attached hereto as EXHIBIT A, upon the terms and subject to the conditions hereinafter set forth (the "RIGHTS");

NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

Section 1. CERTAIN DEFINITIONS. For purposes of this Agreement, the following terms have the meanings indicated:

(a) "ACQUIRING PERSON" shall mean any Person who or which, together with all Affiliates and Associates of such Person, shall be the Beneficial Owner of

     10% or more of the shares of Common Stock of the Corporation then outstanding, but shall not include any Exempt Person. Notwithstanding the foregoing:

     (i) no Person shall become an "ACQUIRING PERSON" as the result of an acquisition of shares of Common Stock by the Corporation which, by reducing the number of shares of Common Stock outstanding, increases the proportionate number of shares Beneficially Owned by such Person to 10% or more of the shares of Common Stock of the Corporation then outstanding, provided, HOWEVER, that if a Person shall become the Beneficial Owner of 10% or more of the shares of Common Stock of the Corporation by reason of share purchases by the Corporation and shall, after such share purchases by the Corporation, become the Beneficial Owner of any additional shares of Common Stock of the Corporation (other than from the Corporation pursuant to a stock dividend or stock split), then such Person shall be deemed to be an "ACQUIRING PERSON" unless, upon becoming the Beneficial Owner of such additional shares of Common Stock of the Corporation, such Person is not then the Beneficial Owner of 10% or more of the shares of Common Stock of the Corporation then outstanding;

     (ii) if the Board of Directors of the Corporation determines in good faith that a Person who would otherwise be an "ACQUIRING PERSON" has become such inadvertently (including, without limitation, because (A) such Person was unaware that he or it Beneficially Owned a percentage of Common Stock that would otherwise cause such Person to be an "ACQUIRING PERSON" or (B) such Person was aware of the extent of his or its Beneficial Ownership but had no actual knowledge of the consequences of such Beneficial Ownership under this Agreement) and without any intention of changing or influencing control of the Corporation, and if such Person as promptly as practicable has divested or divests himself or itself of Beneficial Ownership of a sufficient number of shares of Common Stock so that such Person would no longer be an "ACQUIRING PERSON," then such Person shall not be deemed to be or to have become an "ACQUIRING PERSON" for any purposes of this Agreement; and

     (iii)no Person shall become an "ACQUIRING PERSON" by virtue of beneficial ownership of Common Stock of the Corporation by any Affiliate and/or Associate of such Person, which Affiliate and/or Associate is deemed to be an Affiliate and/or Associate of such Person solely by reason of such Affiliate and/or Associate being a director or officer of the Corporation.

(b)  "ACT" shall have the meaning set forth in Section 9(c) hereof.

(c) "ADJUSTMENT SHARES" shall have the meaning set forth in Section 11(a)(ii) hereof.

(d) "AFFILIATE" and "ASSOCIATE," when used with reference to any Person, shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), as in effect on the date of this Agreement.

(e)  "AGREEMENT" shall have the meaning set forth in the first paragraph hereof.

(f) A Person shall be deemed the "BENEFICIAL OWNER" of and shall be deemed to "BENEFICIALLY OWN" any securities:

     (i) which such Person or any of such Person's Affiliates or Associates, directly or indirectly, has the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (whether or not in writing), or upon the exercise of conversion rights, exchange rights, rights, warrants or options, or otherwise; PROVIDED, HOWEVER, that a Person shall not be deemed the "BENEFICIAL OWNER" of, or to
          "BENEFICIALLY OWN," (A) securities tendered pursuant to a tender or exchange offer made by or on behalf of such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for payment or exchange, or (B) securities issuable upon exercise of Rights at any time prior to the occurrence of a Section 11(a)(ii) Event or a Section 13 Event, or (C) securities issuable upon exercise of Rights from and after the occurrence of a Section 11(a)(ii) Event or a Section 13 Event, which Rights were acquired by such Person or any of such Person's Affiliates or Associates prior to the Distribution Date or pursuant to Section 3(a) or Section 22 hereof ("ORIGINAL RIGHTS") or pursuant to Section 11(i) hereof in connection with an adjustment made with respect to any Original Rights;

     (ii) which such Person or any of such Person's Affiliates or Associates, directly or indirectly, has or shares the right to vote or dispose of, including pursuant to any agreement, arrangement or understanding (whether or not in writing); PROVIDED, HOWEVER, that a Person shall not be deemed the "BENEFICIAL OWNER" of, or to "BENEFICIALLY OWN," any security if the agreement, arrangement or understanding to vote such security (A) arises solely from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the Exchange Act and the applicable rules and regulations thereunder and (B) is not also then reportable by such Person on Schedule 13D under the Exchange Act (or any comparable or successor report); or

     (iii)which are beneficially owned, directly or indirectly, by any other Person and with respect to which such Person or any of such Person's

          Affiliates   or  Associates   has  any   agreement,   arrangement   or
          understanding (whether or not in writing) for the purpose of acquiring, holding, voting (except pursuant to a revocable proxy or consent as described in the proviso to subparagraph (ii) of this paragraph (f)) or disposing of such securities of the Corporation; PROVIDED, HOWEVER, that nothing in this paragraph (f) shall cause a person engaged in business as an underwriter of securities to be the "BENEFICIAL OWNER" of, or to "BENEFICIALLY OWN," any securities acquired through such person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

(g) "BOOK-ENTRY" shall mean an uncertificated book entry for the Corporation's Common Stock.

(h) "BUSINESS DAY" shall mean any day other than a Saturday, Sunday or day on which banking institutions in the City of New York, or the city in which the office of the Rights Agent is located, is authorized or obligated by law or executive order to close.

(i) "CERTIFICATE OF DESIGNATION" shall mean the Form of Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the powers, preferences, rights, qualifications, limitations and restrictions of such series of preferred stock of the Corporation, a copy of which is attached hereto as Exhibit A.

(j) "CLOSE OF BUSINESS" on any given date shall mean 5:00 P.M., Eastern time, on such date; PROVIDED, HOWEVER, that if such date is not a Business Day, it shall mean 5:00 P.M., Eastern time, on the next succeeding Business Day.

(k) "COMMON STOCK" when used with reference to the Corporation shall mean the Common Stock, par value $0.01 per share, of the Corporation. "COMMON STOCK" when used with reference to any Person other than the Corporation which is organized in corporate form shall mean the capital stock with the greatest voting power, or the equity securities or other equity interest having power to control or direct the management, of such Person or, if such Person is a Subsidiary of another Person, the Person which ultimately controls such first-mentioned Person and which has issued any such outstanding capital stock, equity securities or equity interests. "COMMON STOCK" when used with reference to any Person which is not organized in corporate form shall mean units of beneficial interest which (I) shall represent the right to participate generally in the profits and losses of such Person (including, without limitation, any flow-through tax benefits resulting from an ownership interest in such Person) and which (II) shall be entitled to exercise the greatest voting power of such Person or, in the case of a limited partnership, shall have the power to remove the general partner or partners.

(l) "COMMON STOCK EQUIVALENTS" shall have the meaning set forth in Section 11(a)(iii) hereof.

(m) "CORPORATION" shall have the meaning set forth in the first paragraph of this Agreement.

(n) "CURRENT MARKET PRICE" shall have the meaning set forth in Section 11(d) hereof.

(o) "CURRENT VALUE" shall have the meaning set forth in Section 11(a)(iii) hereof.

(p) "DISTRIBUTION DATE" shall have the meaning specified in Section 3(a) hereof.

(q) "EQUIVALENT PREFERENCE STOCK" shall have the meaning set forth in Section 11(b) hereof.

(r)  "EXCHANGE ACT" shall have the meaning specified in Section 1(d) hereof.

(s) "EXEMPT PERSON" means the Corporation, any Subsidiary of the Corporation, any employee benefit plan of the Corporation or any Subsidiary of the Corporation, or any Person organized, appointed or established by the Corporation or such Subsidiary as a fiduciary for or pursuant to the terms of any such employee benefit plan or for the purpose of funding any such plan or funding other employee benefits for employees of the Corporation or of any Subsidiary of the Corporation.

(t)  "EXPIRATION DATE" shall have the meaning specified in Section 7(a) hereof.

(u) "FINAL EXPIRATION DATE" shall have the meaning specified in Section 7(a) hereof.

(v)  "NASDAQ" shall have the meaning set forth in Section 11(d)(i) hereof.

(w) "ORIGINAL RIGHTS" shall have the meaning specified in Section 1(f)(i) hereof.

(x) "ORIGINAL RIGHTS AGREEMENT" shall have the meaning set forth in the WHEREAS clause at the beginning of this Agreement.

(y) "PERSON" shall mean any individual, firm, corporation, limited liability company, association, unincorporated organization, partnership, trust or other entity and shall include any successor (by merger or otherwise) of such entity.

(z) "PREFERRED STOCK" shall mean shares of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Corporation, having the rights, preferences and limitations set forth in the Certificate of Designation, and, to the extent there are not a sufficient number of shares of Series A Junior Participating Preferred Stock authorized to permit the full exercise of the then outstanding Rights, any other series of preferred stock of the Corporation designated for such purpose by the Board of Directors of the Corporation containing terms substantially similar to the terms of the Series A Junior Participating Preferred Stock.

(aa) "PRINCIPAL PARTY" shall have the meaning set forth in Section 13(b) hereof.

(bb) "PURCHASE PRICE" shall have the meaning set forth in Section 4 hereof.

(cc) "RECORD DATE" shall have the meaning set forth in the WHEREAS clause at the beginning of this Agreement.

(dd) "REDEMPTION PRICE" shall have the meaning set forth in Section 23(a) hereof.

(ee) "RIGHT CERTIFICATE" shall have the meaning set forth in Section 3(a) hereof.

(ff) "RIGHTS" shall have the meaning set forth in the WHEREAS clause at the beginning of this Agreement.

(gg) "RIGHTS AGENT" shall have the meaning set forth in the first paragraph of this Agreement.

(hh) "SECTION 11(A)(II) EVENT" shall have the meaning set forth in Section 11(a)(ii) hereof.

(ii) "SECTION 13 EVENT" shall have the meaning set forth in Section 13(a) hereof.

(jj) "SPREAD" shall have the meaning set forth in Section 11(a)(iii) hereof.

(kk) "STOCK ACQUISITION TIME" shall mean the time of occurrence of whichever of the following first occurs: (I) the first public announcement (which, for purposes of this definition, shall include, without limitation, a report filed pursuant to Section 13(d) of the Exchange Act) by the Corporation or an Acquiring Person that an Acquiring Person has become such or (II) the communication to the Corporation (including, without limitation, to the directors of the Corporation) of any notice (including, without limitation, any written consent or notice related thereto) from the Acquiring Person indicating or reflecting that the Acquiring Person has become such.

(ll) "SUBSIDIARY" shall mean, with respect to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power sufficient, in the absence of contingencies, to elect a majority of the board of directors or other persons performing similar functions are at the time beneficially owned, directly or indirectly, by such Person, or otherwise controlled by such Person.

(mm) "SUBSTITUTION   PERIOD"  shall  have  the  meaning  set  forth  in  Section
     11(a)(iii) hereof.

(nn) "TRADING DAY" shall have the meaning set forth in Section 11(d)(i) hereof.

(oo) "VOTING STOCK" shall mean (I) the shares of Common Stock of the Corporation and (II) any other shares of capital stock of the Corporation entitled to vote generally in the election of directors or entitled to vote together with the shares of Common Stock in respect of any merger, consolidation, sale of all or substantially all of the Corporation's assets, liquidation, dissolution or winding up.

Section 2. APPOINTMENT OF RIGHTS AGENT. The Corporation hereby appoints the Rights Agent to act as agent for the Corporation in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Corporation may from time to time act as co-Rights Agent or appoint such co-Rights Agents as it may deem necessary or desirable, upon 10 days' prior written notice to the Rights Agent. The Rights Agent shall have no duty to supervise, and shall in no event be liable for, the acts or omissions of any such co-Rights Agent. Any actions which may be taken by the Rights Agent pursuant to the terms of this Agreement may be taken by any such Co-Rights Agent.

Section 3. ISSUE OF RIGHT CERTIFICATES.

(a) Until the earlier of the Close of Business on (I) the tenth Business Day after the date on which the Stock Acquisition Time occurs, or (II) the tenth Business Day (or such specified or unspecified later date on or after the Record Date as may be determined by action of the Board of Directors of the Corporation prior to such time as any Person becomes an Acquiring Person) after the commencement by any Person (other than an Exempt Person) of, or the first public announcement of the intention of any Person (other than an Exempt Person) to commence, a tender or exchange offer for an amount of Common Stock of the Corporation which, together with the shares of such stock already owned by such Person, constitutes 10% or more of the outstanding Common Stock of the Corporation (including any such date which is after the date of this Agreement and prior to the issuance of the Rights) (the earlier of (i) and (ii) being herein referred to as the "DISTRIBUTION DATE"), (X) the Rights will be evidenced (subject to the provisions of paragraph (b) of this Section 3) by the Book-Entries, or certificates, for shares of Common Stock of the Corporation registered in the names of the holders of Common Stock of the Corporation (which

     Book-Entries, or certificates, for Common Stock of the Corporation shall be deemed also to be certificates for Rights) and not by separate Book Entries, or Right Certificates, and (Y) the Rights will be transferable only in connection with the transfer of the underlying Common Stock. As soon as practicable after the Distribution Date and after the Rights Agent has been provided with all necessary information, the Rights Agent will send, by first-class, insured, postage-prepaid mail, to each record holder of Common Stock of the Corporation as of the Close of Business on the Distribution Date, at the address of such holder shown on the records of the Corporation, a Right Certificate, in substantially the form of EXHIBIT B hereto (a "RIGHT CERTIFICATE"), evidencing one Right for each share of Common Stock of the Corporation so held, subject to adjustment and to the provisions of Section 14(a) hereof. As of the Close of Business on the Distribution Date, the Rights will be evidenced solely by such Right Certificates.

(b) On the Record Date or as soon as practicable thereafter, the Corporation will send a copy of a Summary of Rights to Purchase Preferred Stock, in substantially the form attached hereto as EXHIBIT C, by first-class, postage-prepaid mail, to each record holder of its Common Stock as of the Close of Business on the Record Date, at the address of such holder shown on the records of the Corporation. With respect to Book-Entries or certificates for Common Stock of the Corporation outstanding as of the Record Date, until the earlier of the Distribution Date or the Expiration Date, the Rights will be evidenced by such Book-Entries or certificates for Common Stock together with the Summary of Rights. Until the earlier of the Distribution Date or the Expiration Date, the transfer of any Common Stock represented by a Book-Entry or the surrender for transfer of any certificate for Common Stock of the Corporation outstanding on the Record Date, with or without a copy of the Summary of Rights, shall also constitute the transfer of the Rights associated with the Common Stock represented by such Book-Entry or certificate.

(c) Certificates issued by the Corporation for Common Stock (whether upon transfer of outstanding Common Stock, original issuance or disposition from the Corporation's treasury) after the Record Date but prior to the earlier of the Distribution Date or the Expiration Date shall also be deemed to be certificates for the Rights and shall have impressed on, printed on, written on or otherwise affixed to them the following legend:

          This certificate also evidences and entitles the holder hereof to certain Rights as set forth in a Rights Agreement between the Corporation and Mellon Investor Services LLC, a New Jersey limited liability company, as Rights Agent, as it may be amended from time to time (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal executive offices of the Corporation. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. The Corporation will mail to the holder of this certificate a copy of the Rights Agreement (as in effect on the date of mailing) without charge promptly after receipt of a written request therefor. UNDER CERTAIN CIRCUMSTANCES SET FORTH IN THE RIGHTS AGREEMENT, RIGHTS BENEFICIALLY OWNED BY AN ACQUIRING PERSON, OR ANY ASSOCIATE OR AFFILIATE THEREOF (AS SUCH TERMS ARE DEFINED IN THE RIGHTS AGREEMENT), WHETHER CURRENTLY HELD BY OR ON BEHALF OF SUCH PERSON OR BY ANY SUBSEQUENT HOLDER, MAY BECOME NULL AND VOID.

With respect to such certificates containing the foregoing legend, until the earlier of (I) the Distribution Date or (II) the Expiration Date, the Rights associated with the Common Stock of the Corporation represented by such certificates shall be evidenced by such certificates alone and registered holders of Common Stock of the Corporation shall also be the registered holders of the associated Rights, and the surrender for transfer of any of such certificates shall also constitute the transfer of the Rights associated with the Common Stock of the Corporation represented by such certificates.

Section 4. FORM OF RIGHT CERTIFICATES. The Right Certificates (and the forms of election to purchase, certification and assignment to be printed on the reverse thereof) shall each be substantially in the form set forth in EXHIBIT B hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Corporation may deem appropriate, which do not affect the rights, duties or responsibilities of the Rights Agent, and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed, or to conform to usage. Subject to the provisions of Sections 11 and 22 hereof, the Right Certificates, whenever distributed, shall be dated as of the Record Date and on their face shall entitle the holders thereof to purchase such number of one one-thousandths of a share of Preferred Stock as shall be set forth therein at the price per one one-thousandths of a share of Preferred Stock set forth therein (the "PURCHASE PRICE"), but the amount and type of securities purchasable upon the exercise of each Right and the Purchase Price thereof shall be subject to adjustment as provided in this Agreement.

Section 5. COUNTERSIGNATURE AND REGISTRATION.

(a) The Right Certificates shall be executed on behalf of the Corporation manually or by facsimile by the Chief Financial Officer, the Treasurer, the Chief Executive Officer, the President or the Senior Vice President and General Counsel and also by the Chief Financial Officer, the Treasurer, the Secretary or any Assistant Secretary. The Right Certificates shall be countersigned by the Rights Agent manually and shall not be valid for any purpose unless so countersigned. In case any officer of the Corporation who shall have signed any of the Right Certificates shall cease to be such officer of the Corporation before countersignature by the Rights Agent and issuance and delivery by the Corporation, such Right Certificates, nevertheless, may be countersigned by the Rights Agent, and issued and delivered by the Corporation with the same force and effect as though the person who signed such Right Certificates had not ceased to be such officer of the Corporation; and any Right Certificate may be signed on behalf of the Corporation by any person who, at the actual date of the execution of such Right Certificate, shall be a proper officer of the Corporation to sign such Right Certificate, although at the date of the execution of this Rights Agreement any such person was not such an officer.

(b) Following the Distribution Date and receipt by the Rights Agent of all necessary information, the Rights Agent will keep or cause to be kept, at its office designated for such purpose, books in any form or medium (including electronic media) for registration and transfer of the Right Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Right Certificates, the number of Rights evidenced by each of the Right Certificates on its face and the date and certificate number of each of the Right Certificates.

Section 6. TRANSFER, SPLIT UP, COMBINATION AND EXCHANGE OF RIGHT CERTIFICATES; MUTILATED, DESTROYED, LOST OR STOLEN RIGHT CERTIFICATES.

(a) Subject to the provisions of Sections 7(e) and 14 hereof, at any time after the Close of Business on the Distribution Date, and at or prior to the Close of Business on the Expiration Date, any Right Certificate or Right Certificates may be transferred, split up, combined or exchanged for another Right Certificate or Right Certificates, entitling the registered holder to purchase a like number of shares of Preferred Stock (or other securities, cash or assets, as the case may be) as the Right Certificate or Right Certificates surrendered then entitled such holder (or former holder in the case of a transfer) to purchase. Any registered holder desiring to transfer, split up, combine or exchange any Right Certificate or Right Certificates shall make such request in writing delivered to the Rights Agent, and shall surrender the Right Certificate or Right Certificates to be transferred, split up, combined or exchanged at the office of the Rights Agent designated for such purpose. Neither the Rights Agent nor the Corporation shall be obligated to take any action whatsoever with respect to the transfer of any such surrendered Right Certificate or Right Certificates until the registered holder shall have completed and signed the certificate contained in the form of assignment on the reverse side of such Right Certificate or Right Certificates and shall have provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Corporation shall reasonably request. Thereupon the Rights Agent shall, subject to Sections 7(e) and 14 hereof, countersign and deliver to the Person entitled thereto a Right Certificate or Right Certificates, as the case may be, as so requested. The Corporation may require payment from the holders of Right Certificates of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of such Right Certificates. The Rights Agent shall have no duty or obligation under this Section 6 unless and until it is reasonably satisfied that all such taxes and/or charges have been paid in full.

(b) Upon receipt by the Corporation and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a valid Right Certificate, and, in case of loss, theft or destruction, of indemnity or security satisfactory to them, and reimbursement to the Corporation and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Right Certificate if mutilated, the Corporation will execute and deliver a new Right Certificate of like tenor to the Rights Agent for countersignature and delivery to the registered owner in lieu of the Right Certificate so lost, stolen, destroyed or mutilated.

Section 7. EXERCISE OF RIGHTS; PURCHASE PRICE; EXPIRATION DATE OF RIGHTS.

(a) Subject to Section 7(e) hereof, the registered holder of any Right Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein including, without limitation, the restrictions on exercisability set forth in Sections 9(c), 11(a)(iii) and 23(a) hereof) in whole or in part at any time after the Distribution Date upon surrender of the Right Certificate, with the form of election to purchase and certificate on the reverse side thereof duly executed, to the Rights Agent at the office of the Rights Agent designated for such purpose, together with payment of the Purchase Price for each one one-thousandth of a share of Preferred Stock as to which the Rights are exercised, at or prior to the earliest of (I) the Close of Business on October 22, 2011 (the "FINAL EXPIRATION DATE"), (II) the time at which the Rights are redeemed as provided in Section 23 or (III) the time at which the Rights are exchanged as provided in Section 24 (the earliest of (i), (ii) and (iii) being herein referred to as the "EXPIRATION DATE").

(b) The Purchase Price for each one one-thousandth of a share of Preferred Stock issued pursuant to the exercise of a Right shall initially be $100.00, shall be subject to adjustment from time to time as provided in Sections 11 and 13 hereof and shall be payable in lawful money of the United States of America in accordance with paragraph (c) below.

(c) Except as otherwise provided herein, upon receipt of a Right Certificate representing exercisable Rights, with the form of election to purchase and certificate duly executed, accompanied by payment (in cash, or by certified bank check or money order payable to the order of the Corporation) of the Purchase Price for the Preferred Stock (or other shares, securities, cash or other assets, as the case may be) to be purchased and an amount equal to any applicable transfer tax required to be paid by the holder of the Rights pursuant hereto in cash, or by certified bank check or money order payable to the order of the Corporation, the Rights Agent shall, subject to Section 20(k) hereof, (I) (A) promptly requisition from any transfer agent of the Preferred Stock (or make available, if the Rights Agent is the transfer agent for such shares) certificates for the number of shares of Preferred Stock to be purchased (and the Corporation hereby irrevocably authorizes its transfer agent to comply with all such requests), or (B) if the Corporation shall have elected to deposit the total number of shares of Preferred Stock issuable upon exercise of the Rights hereunder with a depositary agent, requisition from the depositary agent depositary receipts representing interests in such number of one one-thousandths of a share of Preferred Stock as are to be purchased (in which case certificates for the shares of Preferred Stock represented by such receipts shall be deposited by the transfer agent with the depositary agent) and the Corporation hereby directs the depositary agent to comply with such request, (II) when appropriate, requisition from the Corporation the amount of cash to be paid in lieu of issuance of fractional shares in accordance with Section 14 hereof, (III) promptly after receipt of such certificates or depositary receipts, cause the same to be delivered to or upon the order of the registered holder of such Right Certificate, registered in such name or names as may be designated by such holder, and (IV) when appropriate, after receipt, promptly deliver such cash in lieu of fractional shares to or upon the order of the registered holder of such Right Certificate.

(d) In case the registered holder of any Right Certificate shall exercise less than all the Rights evidenced thereby, a new Right Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent and delivered to, or upon the order of, the registered holder of such Right Certificate, registered in such name or names as may be designated by such holder, subject to the provisions of Section 6 and
     Section 14 hereof.

(e) Notwithstanding anything in this Agreement to the contrary, from and after the first occurrence of a Section 11(a)(ii) Event, any Rights beneficially owned by (I) an Acquiring Person or any Affiliate or Associate of an Acquiring Person, (II) a transferee of any such Acquiring Person (or of any such Affiliate or Associate) who becomes a transferee after such Acquiring Person becomes such or (III) a transferee of any such Acquiring Person (or of any such Affiliate or Associate) who becomes a transferee prior to or concurrently with such Acquiring Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from such Acquiring Person to holders of equity interests in such Acquiring Person or to any Person with whom such Acquiring Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or
     (B) a transfer which the Board of Directors of the Corporation has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect the avoidance of this Section 7(e), shall become null and void without any further action, and no holder of such Rights shall have any rights whatsoever with respect to such Rights, whether under any provision of this Agreement or otherwise. The Corporation shall notify the Rights Agent when this Section 7(e) applies and shall use all reasonable efforts to ensure that the provisions of this Section 7(e) are complied with, but neither the Corporation nor the Rights Agent shall have any liability to any holder of Right Certificates or other Person as a result of the Corporation's failure to make any determinations with respect to an Acquiring Person or any of its Affiliates, Associates or transferees hereunder.

(f) Notwithstanding anything in this Agreement to the contrary, neither the Rights Agent nor the Corporation shall be obligated to undertake any action with respect to a registered holder of any Right Certificate upon the occurrence of any purported transfer pursuant to Section 6 or exercise as set forth in this Section 7 unless such registered holder shall have (I) properly completed and signed the certificate following the form of assignment or election to purchase set forth on the reverse side of the Right Certificate surrendered for such assignment or exercise and (II) provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Corporation or the Rights Agent shall reasonably request.

Section  8.  CANCELLATION  AND  DESTRUCTION  OF RIGHT  CERTIFICATES.  All  Right
Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Corporation or to any of its agents, be delivered to the Rights Agent for cancellation or in canceled form, or, if surrendered to the Rights Agent, shall be canceled by it, and no Right Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Agreement. The Corporation shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Right Certificate purchased or acquired by the Corporation otherwise than upon the exercise thereof. The Rights Agent shall deliver all canceled Right Certificates to the Corporation, or shall, at the written request of the Corporation, destroy such canceled Right Certificates and in such case shall deliver a certificate of destruction thereof to the Corporation.

Section 9. RESERVATION AND AVAILABILITY OF CAPITAL STOCK.

(a) The Corporation covenants and agrees that it will cause to be reserved and kept available out of its authorized and unissued shares of Preferred Stock (and, following the occurrence of a Section 11(a)(ii) Event or a Section 13 Event, out of its authorized and unissued shares of Common Stock or other securities or out of its authorized and issued shares held in its treasury), the number of shares of Preferred Stock (and, following the occurrence of a Section 11(a)(ii) Event or a Section 13 Event, Common Stock of the Corporation or other securities) that, as provided in this Agreement, will be sufficient to permit the exercise in full of all outstanding Rights.

(b) So long as the Preferred Stock (and, following the occurrence of a Section 11(a)(ii) Event or a Section 13 Event, Common Stock of the Corporation or other securities) issuable upon the exercise of Rights may be listed on any stock exchange, the Corporation shall use its best efforts to cause, from and after such time as the Rights become exercisable, all shares reserved for such issuance to be listed on such exchange upon official notice of issuance upon such exercise.

(c) The Corporation shall use its best efforts to (I) file, as soon as practicable following the earliest date after the first occurrence of a
     Section 11(a)(ii) Event or a Section 13 Event in which the consideration to be delivered by the Corporation upon exercise of the Rights has been determined in accordance with this Agreement, or as soon as is required by law following the Distribution Date, as the case may be, a registration statement under the Securities Act of 1933, as amended (the "ACT"), with respect to the securities purchasable upon exercise of the Rights on an appropriate form, (II) cause such registration statement to become effective as soon as practicable after such filing and (III) cause such registration statement to remain effective (with a prospectus at all times meeting the requirements of the Act) until the earlier of (A) the date as of which the Rights are no longer exercisable for such securities and (B) the Expiration Date. The Corporation will also take such action as may be appropriate under, or to ensure compliance with, the securities or "blue sky" laws of the various states in connection with the exercisability of the Rights. The Corporation may, acting by resolution of its Board of Directors, temporarily suspend, for a period of time not to exceed 90 days after the date set forth in clause (i) of the first sentence of this
     Section 9(c), the exercisability of the Rights in order to prepare and file such registration statement and permit it to become effective. Upon any such suspension, the Corporation shall promptly notify the Rights Agent thereof and shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement (with prompt notice thereof to the Rights Agent) at such time as the suspension is no longer in effect. Notwithstanding any provision of this Agreement to the contrary, the Rights shall not be exercisable in any jurisdiction if the requisite qualifications in such jurisdiction shall not have been obtained.

(d) The Corporation covenants and agrees that it will take all such action as may be necessary to ensure that all one one-thousandths of a share of Preferred Stock (and, following the occurrence of a Section 11(a)(ii) Event or a Section 13 Event, Common Stock of the Corporation or other securities) delivered upon exercise of Rights shall, at the time of delivery of the certificates for such shares (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and nonassessable.

(e) The Corporation further covenants and agrees that it will pay when due and payable any and all taxes and charges which may be payable in respect of the issuance or delivery of the Right Certificates or of any shares of Preferred Stock (or shares of Common Stock of the Corporation or other securities, as the case may be) upon the exercise of Rights. The Corporation shall not, however, be required to pay any tax or charge which may be payable in respect of any transfer or delivery of Right Certificates to a Person other than, or the issuance or delivery of certificates or depositary receipts for shares of Preferred Stock (or shares of Common Stock of the Corporation or other securities, as the case may be) in a name other than that of, the registered holder of the Right Certificate evidencing Rights surrendered for exercise or to issue or deliver any certificates for shares of Preferred Stock (or Common Stock of the Corporation or other securities, as the case may be) or depositary receipts for Preferred Stock upon the exercise of any Rights until any such tax or charge shall have been paid (any such tax or charge being payable by the holder of such Right Certificate at the time of surrender) or until it has been established to the Corporation's satisfaction that no such tax or charge is due.

Section 10. PREFERRED STOCK RECORD DATE. Each Person in whose name any certificate for a number of one one-thousandths of a share of Preferred Stock (or shares of Common Stock of the Corporation or other securities, as the case may be) is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of shares of Preferred Stock (or shares of Common Stock of the Corporation or other securities, as the case may be) represented thereby on, and such certificate shall be dated, the date upon which the Right Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and any applicable taxes or charges) was made; PROVIDED, HOWEVER, that if the date of such surrender and payment is a date upon which the Corporation's transfer books for the Preferred Stock (or Common Stock or other securities, as the case may be) are closed, such Person shall be deemed to have become the record holder of such shares (fractional and otherwise) on, and such certificate shall be dated, the next succeeding Business Day on which the Corporation's transfer books for the Preferred Stock (or Common Stock or other securities, as the case may be) are open. Prior to the exercise of the Rights evidenced thereby, the holder of a Right Certificate shall not be entitled to any rights of a stockholder of the Corporation with respect to shares for which the Rights shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Corporation, except as provided herein.

Section 11. ADJUSTMENT OF PURCHASE PRICE, NUMBER AND KIND OF SHARES OR NUMBER OF RIGHTS. The Purchase Price, the number and kind of shares, or fractions thereof, covered by each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.

(a) (i) In the event the Corporation shall at any time after the date of this Agreement (A) declare or pay a dividend on the Preferred Stock payable in shares of Preferred Stock, (B) subdivide the outstanding Preferred Stock into a greater number of shares, (C) combine or consolidate the outstanding Preferred Stock into a smaller number of shares or (D) issue any shares of its capital stock in a reclassification of the Preferred Stock (including any such reclassification in connection with a consolidation or merger in which the Corporation is the continuing or surviving corporation), except as otherwise provided in Section 7(e) and this Section 11(a), the Purchase Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification, and the number and kind of shares of Preferred Stock or capital stock, as the case may be, issuable on such date, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive, upon payment of the Purchase Price then in effect, the aggregate number and kind of shares of Preferred Stock or capital stock, as the case may be, which, if such Right had been exercised immediately prior to such date and at a time when the Preferred Stock or capital stock, as the case may be, transfer books of the Corporation were open, he would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification. If an event occurs which would require an adjustment under both Section 11(a)(i) and Section 11(a)(ii) hereof, the adjustment provided for in this Section 11(a)(i) shall be in addition to, and shall be made prior to, any adjustment required pursuant to Section 11(a)(ii) hereof.

     (ii) In the event (a "SECTION 11(A)(II) EVENT") that any Person, alone or together with its Affiliates and Associates, shall become an Acquiring Person, then each holder of a Right, except as provided below and in
     Section 7(e) hereof, shall thereafter have the right to receive, upon exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, in lieu of a number of one one-thousandths of a share of Preferred Stock, such number of shares of Common Stock of the Corporation as shall equal the result obtained by (X) multiplying the then current Purchase Price by the number of one one-thousandths of a share of Preferred Stock for which a Right was exercisable immediately prior to the first occurrence of such Section 11(a)(ii) Event, whether or not such Right was then exercisable, and (Y) dividing that product (which, following such first occurrence, shall thereafter be adjusted as appropriate in accordance with Section 11(f) hereof and, as so adjusted, shall be referred to as the "PURCHASE PRICE" for each Right and for all purposes of this Agreement) by 50% of the Current Market Price per share of the Common Stock of the Corporation on the date of such first occurrence (such number of shares being hereinafter referred to as the "ADJUSTMENT SHARES"). The Corporation shall notify the Rights Agent as to any Persons who are deemed by the Corporation to be Acquiring Persons or Associates, Affiliates or transferees (as described in subparagraphs (ii) and (iii) of Section 7(e) hereof) of such Persons and shall identify any Rights pertaining thereto.

     (iii)In  lieu of  issuing  shares of  Common  Stock of the  Corporation  in accordance  with  Section  11(a)(ii)  hereof,  the  Corporation,  acting by resolution of its Board of Directors, may, and, in the event that the number of shares of Common Stock which are authorized by the Corporation's Certificate of Incorporation but not outstanding or reserved for issuance for purposes other than upon exercise of the Rights are not sufficient to permit exercise in full of the Rights in accordance with Section 11(a)(ii) hereof, the Corporation, acting by resolution of its Board of Directors, shall (A) determine the excess of (1) the value of the Adjustment Shares issuable upon the exercise of a Right (the "CURRENT VALUE"), over (2) the Purchase Price attributable to each Right (such excess, the "SPREAD") and (B) with respect to each Right (subject to Section 7(e) hereof), make adequate provision to substitute for all or any part of the Adjustment Shares, upon payment of the applicable Purchase Price, (1) cash, (2) a reduction in the Purchase Price, (3) Preferred Stock or other equity securities of the Corporation (including, without limitation, shares, or units of shares, of preferred stock which the Board of Directors of the Corporation has deemed to have the same value as shares of Common Stock of the Corporation (such Preferred Stock or shares or units of preferred stock hereinafter called "COMMON STOCK EQUIVALENTS")), (4) debt securities of the Corporation, (5) other assets or (6) any combination of the foregoing, which, when combined with the Adjustment Shares (if any) to be issued, has an aggregate value equal to the Current Value, where such aggregate value has been determined by action of the Board of Directors of the Corporation based upon the advice of a nationally recognized investment banking firm selected by the Board of Directors of the Corporation; PROVIDED, HOWEVER, if the Corporation shall not have made adequate provision to deliver value pursuant to clause (B) above within 30 days following the first occurrence of a Section 11(a)(ii) Event, then the Corporation shall be obligated to deliver, upon the surrender for exercise of a Right and without requiring payment of the Purchase Price, shares of Common Stock of the Corporation (to the extent available) and then, if necessary, cash, which shares or cash have an aggregate value equal to the Spread. If, after the occurrence of a Section 11(a)(ii) Event, the number of shares of Common Stock that are authorized by the Corporation's certificate of incorporation but not outstanding or reserved for issuance for purposes other than upon exercise of the Rights are not sufficient to permit exercise in full of the Rights in accordance with Section 11(a)(ii) hereof and the Corporation, acting by resolution of its Board of Directors, shall determine in good faith that it is likely that sufficient additional shares of its Common Stock could be authorized for issuance upon exercise in full of the Rights, the 30 day period set forth above may be extended to the extent necessary, but not more than 90 days after the occurrence of such Section 11(a)(ii) Event, in order that the Corporation may seek stockholder approval for the authorization of such additional shares (such period as it may be extended, the "SUBSTITUTION PERIOD"). To the extent that the Corporation determines that some action is to be taken pursuant to the terms of this Section 11(a)(iii), the Corporation (X) shall provide, subject to Section 7(e) hereof, that such action shall apply uniformly to all outstanding Rights and (Y) may suspend the exercisability of the Rights until the expiration of the Substitution Period in order to seek such stockholder approval for the authorization of additional shares or to decide the appropriate form of distribution to be made pursuant to the first sentence of this
          Section 11(a)(iii) and to determine the value thereof. In the event of any such suspension, the Corporation shall promptly notify the Rights Agent thereof and shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement (with prompt notice thereof to the Rights Agent) at such time as the suspension is no longer in effect. For purposes of this Section 11(a)(iii), the value of the Common Stock of the Corporation shall be the Current Market Price per share of the Common Stock of the Corporation on the date of the first occurrence of the Section 11(a)(ii) Event, and the per share or per unit value of any Common Stock Equivalents shall be deemed to equal the Current Market Price per share of the Common Stock of the Corporation on such date.

(b) In the event that the Corporation shall fix a record date for the issuance of rights, options or warrants to all holders of shares of Preferred Stock entitling them (for a period expiring within 45 calendar days after such record date) to subscribe for or purchase Preferred Stock (or shares having the same rights, privileges and preferences as the shares of Preferred Stock ("EQUIVALENT PREFERENCE STOCK")) or securities convertible into shares of Preferred Stock or Equivalent Preference Stock at a price per share of Preferred Stock or Equivalent Preference Stock (or having a conversion price per share, if a security convertible into shares of Preferred Stock or Equivalent Preference Stock) less than the Current Market Price per share of the Preferred Stock (as defined in Section 11(d)) on such record date, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of shares of Preferred Stock outstanding on such record date plus the number of additional shares of Preferred Stock and/or Equivalent Preference Stock which the aggregate offering price of the total number of shares so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such Current Market Price, and the denominator of which shall be the number of shares of Preferred Stock outstanding on such record date plus the number of additional shares of Preferred Stock or Equivalent Preference
     Stock to be offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible). In case such subscription price may be paid in a consideration part or all of which shall be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board of Directors of the Corporation, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes. Such adjustment shall be made successively whenever such a record date is fixed; and in the event that such rights, options or warrants are not so issued, the Purchase Price shall be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

(c) In case the Corporation shall fix a record date for the making of a distribution to all holders of Preferred Stock (including any such distribution made in connection with a consolidation or merger in which the Corporation is the continuing or surviving corporation) of evidences of indebtedness or assets (other than a regular periodic cash dividend or a dividend payable in Preferred Stock, but including any dividend payable in stock other than Preferred Stock) or subscription rights or warrants (excluding those referred to in Section 11(b) hereof), the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the Current Market Price per share of Preferred Stock on such record date, less the fair market value (as determined in good faith by the Board of Directors of the Corporation, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes) of the portion of the assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to one share of Preferred Stock, and the denominator of which shall be such Current Market Price per share of Preferred Stock. Such adjustments shall be made successively whenever such a record date is fixed, and in the event that such distribution is not so made, the Purchase Price shall again be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

(d) (i) For the purpose of any computation hereunder, the "CURRENT MARKET PRICE" per share of Common Stock of the Corporation on any date shall be deemed to be the average of the daily closing prices per share of such Common Stock of the Corporation for the 30 consecutive Trading Days immediately prior to, but not including, such date; PROVIDED, HOWEVER, that in the event that the Current Market Price per share of Common Stock of the Corporation is determined during a period following the announcement by the issuer of such Common Stock of (A) a dividend or distribution on such Common Stock payable in shares of such Common Stock or securities convertible into such Common Stock (other than the Rights) or (B) any subdivision, combination or reclassification of such Common Stock, and prior to the expiration of the 30 Trading Days after the ex-dividend date for such dividend or distribution, or the record date for such subdivision, combination or reclassification, as the case may be, then, and in each such case, the Current Market Price shall be appropriately adjusted to take into account the ex-dividend trading. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the shares of Common Stock of the Corporation are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares of Common Stock of the Corporation are listed or admitted to trading or, if the shares of Common Stock of the Corporation are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or such other system then in use, or, if on any such date the shares of Common Stock of the Corporation are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in shares of Common Stock of the Corporation selected by the Corporation, acting by resolution of the Board of Directors of the Corporation, or, if on any such date no market maker is making a market in shares of Common Stock of the Corporation, the fair value of such shares on such date as determined in good faith by the Corporation, acting by resolution of the Board of Directors of the Corporation (which determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes). The term "TRADING DAY" shall mean a day on which the principal national securities exchange on which the shares of Common Stock of the Corporation are listed or admitted to trading is open for the transaction of business or, if the shares of Common Stock of the Corporation are not listed or admitted to trading on any national securities exchange, a Business Day.

     (ii) For the purpose of any computation hereunder, the "CURRENT MARKET PRICE" per share of Preferred Stock shall be determined in the same manner as set forth for the Common Stock of the Corporation in Section 11(d)(i) hereof (other than the last clause of the second sentence thereof). If the Current Market Price per share of Preferred Stock cannot be determined in the manner provided above or if the Preferred Stock is not publicly held or listed or traded in a manner described in Section 11(d)(i) hereof, the Current Market Price per share of Preferred Stock shall be conclusively deemed to be an amount equal to 1000 (as such number may be appropriately adjusted for such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock of the Corporation occurring after the date of this Agreement) multiplied by the Current Market Price per share of the Common Stock of the Corporation. If neither the Common Stock of the Corporation nor the Preferred Stock is publicly held or so listed or traded, the Current Market Price per share of Preferred Stock shall mean the fair value per share as determined in good faith by the Corporation, acting by resolution of its Board of Directors, whose determination shall be described in a statement filed with Rights Agent and shall be conclusive for all purposes. For all purposes of this Agreement, the Current Market Price of one one-thousandth of a share of Preferred Stock shall be equal to the Current Market Price of one share of Preferred Stock divided by 1000.

(e) Anything herein to the contrary notwithstanding, no adjustment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least 1% in such price; PROVIDED, HOWEVER, that any adjustments which by reason of this Section 11(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 11 shall be made to the nearest cent or to the nearest ten-thousandth of a share of Common Stock or other share or the nearest one-millionth of a share of Preferred Stock, as the case may be. Notwithstanding the first sentence of this Section 11(e), any adjustment required by this Section 11 shall be made no later than the earlier of (I) three years from the date of the transaction which mandates such adjustment or (II) the Expiration Date.

(f) If as a result of an adjustment made pursuant to Section 11(a) or Section 13(a) hereof, the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock of the Corporation other than Preferred Stock, thereafter the Purchase Price and the number of such other shares so receivable upon exercise of any Right shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Preferred Stock contained in Sections 11(a), (b), (c), (e), (g), (h), (i), (j), (k) and (m) inclusive, and the provisions of Sections 7, 9, 10, 13 and 14 with respect to the Preferred Stock shall apply on like terms to any such other shares; PROVIDED, HOWEVER, that the Corporation shall not be liable for its inability to reserve and keep available for issuance upon exercise of the Rights pursuant to Section 11(a)(ii) a number of shares of its Common Stock greater than the number then authorized by the Certificate of Incorporation of the Corporation but not outstanding or reserved for any other purpose.

(g) All Rights originally issued by the Corporation subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of one one-thousandths of a share of Preferred Stock purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.

(h)  Unless the  Corporation  shall have  exercised  its election as provided in
     Section 11(i), upon each adjustment of the Purchase Price as a result of the calculations made in Section 11(b) and (c), each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of one one-thousandths of a share of Preferred Stock (calculated to the nearest one-millionth of a share of Preferred Stock) obtained by (I) multiplying (A) the number of one one-thousandths of a share covered by a Right immediately prior to such adjustment of the Purchase Price by (B) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price and (II) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

(i) The Corporation may elect on or after the date of any adjustment of the Purchase Price to adjust the number of Rights, in substitution for any adjustment in the number of one one-thousandths of a share of Preferred Stock purchasable upon the exercise of a Right. Each of the Rights outstanding after such adjustment of the number of Rights shall be exercisable for the number of one one-thousandths of a share of Preferred Stock for which a Right was exercisable immediately prior to such adjustment. Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest one-hundred-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the Purchase Price in effect immediately after adjustment of the Purchase Price. The Corporation shall make a public announcement and promptly notify the Rights Agent of its election to adjust the number of Rights, indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made. This record date may be the date on which the Purchase Price is adjusted or any day thereafter, but, if the Right Certificates have been issued, shall be at least 10 days later than the date of the public announcement. If Right Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the Corporation shall, as promptly as practicable, cause to be distributed to holders of record of Right Certificates on such record date Right Certificates evidencing, subject to Section 14 hereof, the additional Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Corporation, shall cause to be distributed to such holders of record in substitution and replacement for the Right Certificates held by such holders prior to the date of adjustment, and upon surrender thereof, if required by the Corporation, new Right Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment. Right Certificates so to be distributed shall be issued, executed and countersigned in the manner provided for herein (and may bear, at the option of the Corporation, the adjusted Purchase Price) and shall be registered in the names of the holders of record of Right Certificates on the record date specified in the public announcement.

(j) Irrespective of any adjustment or change in the Purchase Price or the number of shares of Preferred Stock, or fraction thereof, issuable upon the exercise of the Rights, the Right Certificates theretofore and thereafter issued may continue to express the Purchase Price per one one-thousandth of a share and the number of shares which were expressed in the initial Right Certificates issued hereunder.

(k) Before taking any action that would cause an adjustment reducing the Purchase Price below the then par value, if any, of the one one-thousandth of a share of Preferred Stock issuable upon exercise of the Rights, the Corporation shall take any corporate action which may, in the opinion of its counsel, be necessary in order that the Corporation may validly and legally issue fully paid and nonassessable shares of Preferred Stock at such adjusted Purchase Price.

(l) In any case in which this Section 11 shall require that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Corporation may elect to defer (and shall promptly notify the Rights Agent on any such election) until the occurrence of such event the issuing to the holder of any Right exercised after such record date the Preferred Stock, or a fraction thereof, and other capital stock or securities of the Corporation, if any, issuable upon such exercise over and above the Preferred Stock and other capital stock or securities of the Corporation, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; PROVIDED, HOWEVER, that the Corporation shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares (fractional or otherwise) or securities upon the occurrence of the event requiring such adjustment.

(m) Anything in this Section 11 to the contrary notwithstanding, the Corporation, acting by resolution of its Board of Directors shall be entitled to make such reductions in the Purchase Price, in addition to those adjustments expressly required by this Section 11, as and to the extent that it in its sole discretion shall determine to be advisable in order that any consolidation or subdivision of the Preferred Stock, issuance wholly for cash of any Preferred Stock at less than the Current Market Price, issuance wholly for cash of Preferred Stock or securities which by their terms are convertible into or exchangeable for Preferred Stock, stock dividends or issuance of rights, options or warrants referred to hereinabove in this Section 11, hereafter made by the Corporation to holders of its Preferred Stock shall not be taxable to such stockholders.

(n) The Corporation covenants and agrees that it shall not, at any time after the Distribution Date, (I) consolidate with any other Person (other than a Subsidiary of the Corporation in a transaction which complies with Section 11(o) hereof), (II) merge with or into any other Person (other than a Subsidiary of the Corporation in a transaction which complies with Section 11(o) hereof) or (III) sell or transfer (or permit any Subsidiary to sell or transfer), in one transaction or a series of related transactions, assets, cash flow or earning power aggregating more than 50% of the assets, cash flow or earning power of the Corporation and its Subsidiaries (taken as a whole) to any other Person or Persons (other than the Corporation or any of its Subsidiaries in one or more transactions each of which complies with Section 11(o) hereof) if (X) at the time of or immediately after such consolidation, merger or sale there are any rights, warrants or other instruments or securities outstanding or agreements in effect which would substantially diminish or otherwise eliminate the benefits intended to be afforded by the Rights or (Y) prior to, simultaneously with or immediately after such consolidation, merger or sale, the stockholders of the Person who constitutes, or would constitute, the "PRINCIPAL PARTY" for purposes of
     Section 13(a) hereof shall have received a distribution of Rights previously owned by such Person or any of its Affiliates and Associates.

(o) The Corporation covenants and agrees that, after the Distribution Date, it will not, except as permitted by Section 23, Section 24 or Section 27 hereof, take (or permit any Subsidiary to take) any action if at the time such action is taken it is reasonably foreseeable that such action will diminish substantially or eliminate the benefits intended to be afforded by the Rights.

(p) Anything in this Agreement to the contrary notwithstanding, in the event the Corporation shall at any time after the date of this Agreement and prior to the Distribution Date (I) declare or pay any dividend on its Common Stock payable in Common Stock of the Corporation or (II) subdivide its outstanding Common Stock into a greater number of shares (by reclassification or otherwise than by payment of dividends in Common Stock) or (III) combine or consolidate its outstanding Common Stock into a smaller number of shares, then in any such case, (X) the number of one one-thousandths of a share of Preferred Stock purchasable after such event upon proper exercise of each Right shall be determined by multiplying the number of one one-thousandths of a share of Preferred Stock so purchasable immediately prior to such event by a fraction, the numerator of which is the number of shares of Common Stock of the Corporation outstanding immediately before such event and the denominator of which is the number of shares of such Common Stock outstanding immediately after such event and
     (Y) action shall be taken such that each share of Common Stock of the Corporation outstanding immediately after such event shall have issued with respect to it that number of Rights which each share of Common Stock of the Corporation outstanding immediately prior to such event had issued with respect to it. The adjustments provided for in this Section 11(p) shall be made successively whenever such a dividend is declared or paid or such a subdivision, combination or consolidation is effected. If an event occurs which would require an adjustment under Section 11(a)(ii) and this Section 11(p), the adjustments provided for in this Section 11(p) shall be in addition and prior to any adjustment required pursuant to Section 11(a)(ii).

Section 12. CERTIFICATE OF ADJUSTED PURCHASE PRICE OR NUMBER OF SHARES. Whenever an adjustment is made as provided in Sections 11 or 13, the Corporation shall
(A) promptly prepare a certificate setting forth such adjustment and a brief statement of the facts and the computations accounting for such adjustment, (B) promptly file with the Rights Agent and with each transfer agent for its Common Stock and Preferred Stock a copy of such certificate and (C) mail a brief summary thereof to each holder of a Right Certificate (or if prior to the Distribution Date, to each holder of a certificate representing shares of its Common Stock) in accordance with Section 26 of this Agreement. Notwithstanding the foregoing sentence, the failure of the Corporation to make such certificates or give such notice shall not affect the validity or the force or effect of the requirement for such adjustment. The Rights Agent shall be fully protected in relying on any such certificate and on any adjustment therein contained and shall not have any duty with respect to and shall not be deemed to have knowledge of any adjustments unless and until it shall have received such certificate. Any adjustment to be made pursuant to Sections 11 and 13 shall be effective as of the date of the event giving rise to such adjustment.

Section 13. CONSOLIDATION, MERGER OR SALE OR TRANSFER OF ASSETS, CASH FLOW OR EARNING POWER.

(a) In the event (a "SECTION 13 EVENT") that, following the Stock Acquisition Time, directly or indirectly, (X) the Corporation shall consolidate or otherwise combine with or merge with or into, any other Person (other than a wholly owned Subsidiary of the Corporation in a transaction which complies with Section 11(o) hereof) and the Corporation shall not be the surviving or continuing corporation of such consolidation, combination or merger, (Y) any Person (other than a wholly owned Subsidiary of the Corporation in a transaction which complies with Section 11(o) hereof) shall consolidate or otherwise combine with or merge with or into the Corporation and the Corporation shall be the surviving or continuing corporation of such consolidation, combination or merger and, in connection therewith, all or part of the Common Stock of the Corporation shall be changed into or exchanged for stock or other securities of the Corporation or any other Person or cash or any other property or (Z) the Corporation shall sell or otherwise transfer (or one or more of its Subsidiaries shall sell or otherwise transfer), in one or more transactions, assets, cash flow or earning power aggregating more than 50% of the assets, cash flow or earning power of the Corporation and its Subsidiaries (taken as a whole and calculated on the basis of the Corporation's most recent regularly prepared financial statement) to any other Person or Persons (other than the Corporation or any wholly owned Subsidiary of the Corporation in one or more transactions each of which complies with Section 11(o) hereof), then, and in each such case (except as provided in Section 13(d) hereof), proper provision shall be made so that (I) each holder of a Right (except as provided in Section 7(e) hereof) shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, such number of validly authorized and issued, fully paid, nonassessable and freely tradable shares of Common Stock of the Principal Party (as hereinafter defined), not subject to any liens, encumbrances, rights of call, rights of first refusal or other adverse claims, as shall be equal to the result obtained by dividing the then current Purchase Price by 50% of the Current Market Price per share of Common Stock of such Principal Party on the date of consummation of such merger, consolidation, sale or transfer (PROVIDED that the Purchase Price and the number of shares of Common Stock of such Principal Party so receivable upon exercise of a Right shall, from and after such Section 13 Event, be subject to further adjustment in accordance with Section 11(f) hereof to reflect any events occurring in respect of the Common Stock of such Principal Party after the occurrence of such Section 13 Event); (II) such Principal Party shall thereafter be liable for, and shall assume, by virtue of such Section 13 Event, all the obligations and duties of the Corporation pursuant to this Agreement; (III) the term "CORPORATION" shall thereafter be deemed to refer to such Principal Party, it being specifically intended that the provisions of Section 11 hereof shall apply only to such Principal Party following the first occurrence of a Section 13 Event; (IV) such Principal Party shall take such steps (including, but not limited to, the reservation of a sufficient number of shares of its Common Stock in accordance with Section 9 hereof) in connection with such consummation as may be necessary to assure that the provisions hereof shall thereafter be applicable, as nearly as reasonably may be possible, in relation to its shares of Common Stock thereafter deliverable upon the exercise of the Rights; and (V) the provisions of
     Section 11(a)(ii) hereof shall be of no effect following the first occurrence of any Section 13 Event.

     (b)  "PRINCIPAL PARTY" shall mean:

          (i) in the case of any transaction described in clause (x) or (y) of the first sentence of Section 13(a) hereof: (A) the Person that is the issuer of any securities into which shares of Common Stock of the Corporation are converted in such merger or consolidation, or (B) if no securities are so issued, (X) the Person that is the other party to such merger, if such Person survives such merger, or (Y) if the Person that is the other party to the merger does not survive the merger, the Person that does survive the merger (including the Corporation if it survives) or (Z) the Person resulting from the consolidation; and

          (ii) in the case of any transaction described in clause (z) of the first sentence of Section 13(a) hereof, the Person that is the party receiving the greatest portion of the assets, cash flow or earning power transferred pursuant to such transaction or transactions;

PROVIDED, HOWEVER, that in any such case, (1) if the Common Stock of such Person is not at such time and has not been continuously over the preceding 12 month period registered under Section 12 of the Exchange Act, and such Person is a direct or indirect Subsidiary of another Person the Common Stock of which is and has been so registered, "PRINCIPAL PARTY" shall refer to such other Person; and
(2) in case such Person is a Subsidiary, directly or indirectly, of more than one Person, the Common Stocks of two or more of which are and have been so registered, "PRINCIPAL PARTY" shall refer to whichever of such Persons is the issuer of the Common Stock having the greatest aggregate market value.

(c) The Corporation shall not consummate any Section 13 Event unless the Principal Party shall have a sufficient number of authorized shares of its Common Stock which have not been issued or reserved for issuance to permit the exercise in full of the Rights in accordance with this Section 13 and unless prior thereto the Corporation and such issuer shall have executed and delivered to the Rights Agent a supplemental agreement containing the provisions set forth in paragraphs (a) and (b) of this Section 13 and further providing that, as soon as practicable after the date of any such
     Section 13 Event, the Principal Party will:

     (i) prepare and file a registration statement under the Act with respect to the Rights and the securities purchasable upon exercise of the Rights on an appropriate form and will use its best efforts to cause such registration statement to (A) become effective as soon as practicable after such filing and (B) remain effective (with a prospectus at all times meeting the requirements of the Act) until the Expiration Date; and

     (ii) deliver to holders of the Rights historical financial statements for the Principal Party and each of its Affiliates which comply in all respects with the requirements for registration on Form 10 under the Exchange Act.

     The provisions of this Section 13 shall similarly apply to successive mergers or consolidations or sales or other transfers. In the event that a
     Section 13 Event shall occur at any time after the occurrence of a Section 11(a)(ii) Event, the Rights which have not theretofore been exercised shall thereafter, subject to Section 7(e) hereof, become exercisable in the manner described in Section 13(a) hereof.

(d) The Corporation covenants and agrees that it will not, after the occurrence of a Section 11(a)(ii) Event, engage in any Section 13 Event if at the time of or after such event there are any charter or by-law provisions or any rights, warrants or other instruments outstanding or any other action taken which would diminish or otherwise eliminate the benefits intended to be afforded by the Rights.

Section 14. FRACTIONAL RIGHTS AND FRACTIONAL SHARES.

(a) The Corporation shall not be required to issue fractions of Rights or to distribute Right Certificates which evidence fractional Rights. In lieu of such fractional Rights, there shall be paid to the registered holders of the Right Certificates with regard to which such fractions of Rights would otherwise be issuable an amount in cash equal to the same fraction of the current market value of a whole Right. For the purposes of this Section 14(a), the current market value of a whole Right shall be the closing price of the Rights for the Trading Day immediately prior to the date on which such fractional Rights would have been otherwise issuable. The closing price of the Rights for any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Rights are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Rights are listed or admitted to trading or, if the Rights are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by NASDAQ or such other system then in use, or, if on any such date the Rights are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Rights (selected by the Corporation, acting by resolution of its Board of Directors). If on any such date no such market maker is making a market in the Rights, the fair value of the Rights on such date as determined in good faith by the Corporation, acting by resolution of its Board of Directors shall be used.

(b) The Corporation shall not be required to issue fractions of shares of Preferred Stock (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock) upon exercise of the Rights or to distribute certificates which evidence fractional shares (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock). Fractions of Preferred Stock in integral multiples of one one-thousandth of a share of Preferred Stock may, at the election of the Corporation, be evidenced by depositary receipts, pursuant to an appropriate agreement between the Corporation and a depositary selected by it, provided that such agreement shall provide that the holders of depositary receipts shall have all the rights, privileges and preferences to which they are entitled as beneficial owners of the Preferred Stock. In lieu of fractional shares which are not integral multiples of one one-thousandth of a share of Preferred Stock, the Corporation shall pay to the registered holders of Right Certificates at the time such Right Certificates are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one share of Preferred Stock. For purposes of this Section 14(b), the current market value of a share of Preferred Stock shall be the closing price of a share of Preferred Stock (as determined pursuant to Section 11(d)(ii) hereof) for the Trading Day immediately prior to the date of such exercise.

(b) Following the occurrence of a Section 11(a)(ii) Event or a Section 13 Event, the Corporation shall not be required to issue fractions of shares of its Common Stock upon exercise of the Rights or to distribute certificates or Book-Entries which evidence fractional shares of its Common Stock. In lieu of fractional shares of its Common Stock, the Corporation may pay to the registered holders of Right Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one share of its Common Stock. For purposes of this Section 14(c), the current market value of one share of Common Stock of the Corporation shall be the closing price of one share of Common Stock of the Corporation (as determined pursuant to Section 11(d)(i) hereof) for the Trading Day immediately prior to the date of such exercise.

(c) The holder of a Right by the acceptance of the Right expressly waives his right to receive any fractional Rights or any fractional shares upon exercise of a Right except as permitted by this Section 14.

Section 15. RIGHTS OF ACTION. All rights of action in respect of this Agreement, except the rights of action vested in the Rights Agent pursuant to this Agreement are vested in the respective registered holders of the Right Certificates (and, prior to the Distribution Date, the registered holders of Common Stock of the Corporation); and any registered holder of any Right
Certificate (or, prior to the Distribution Date, of Common Stock of the Corporation), without the consent of the Rights Agent or of any holder of any other Right Certificate (or, prior to the Distribution Date, of Common Stock of the Corporation) may, in his own behalf and for his own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Corporation to enforce, or otherwise act in respect of, his right to exercise the Rights evidenced by such Right Certificate in the manner provided in such Right Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and will be entitled to specific performance of the obligations hereunder and injunctive relief against actual or threatened violations of the obligations of any Person subject to this Agreement.

Section 16. AGREEMENT OF RIGHT HOLDERS. Every holder of a Right by accepting such Right consents and agrees with the Corporation and the Rights Agent and with every other holder of a Right that:

(a) prior to the Close of Business on the earlier of the Distribution Date or the Expiration Date, the Rights shall be evidenced by the Book-Entries or certificates for shares of Common Stock of the Corporation registered in the name of the holders of such shares (which Book-Entries or certificates for shares of Common Stock of the Corporation shall also constitute certificates for Rights) and each Right will be transferable only in connection with the transfer of Common Stock of the Corporation;

(b) after the Distribution Date, the Right Certificates are transferable only on the registry books of the Rights Agent if surrendered at the office of the Rights Agent designated for such purposes, duly endorsed or accompanied by a proper instrument of transfer;

(c) the Corporation and the Rights Agent shall deem and treat the Person in whose name the Right Certificate (or, prior to the Distribution Date, the associated Common Stock Book-Entry or certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Right Certificate or the associated Common Stock certificate made by anyone other than the Corporation or the Rights Agent) for all purposes whatsoever, and neither the Corporation nor the Rights Agent shall be affected by any notice to the contrary; and

(d) notwithstanding anything in this Agreement to the contrary, neither the Corporation nor the Rights Agent shall have any liability to any holder of a Right or other Person as a result of its inability to perform any of its obligations under this Agreement by reason of any preliminary or permanent injunction or other order, decree, judgment or ruling (whether interlocutory or final) issued by a court of competent jurisdiction or by a governmental, regulatory or administrative agency or commission, or any statute, rule, regulation or executive order promulgated or enacted by any governmental authority, prohibiting or otherwise restraining performance of such obligation; PROVIDED, HOWEVER, the Corporation must use its best efforts to have any such order, decree, judgment or ruling lifted or otherwise overturned as soon as possible.

Section 17. RIGHT CERTIFICATE HOLDER NOT DEEMED A STOCKHOLDER. No holder, as such, of any Right or Right Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the number of one one-thousandths of a share of Preferred Stock or any other securities of the Corporation which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained herein or in any Right
Certificate be construed to confer upon the holder of any Right or Right Certificate, as such, any of the rights of a stockholder of the Corporation or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in Section 24), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Right Certificate shall have been exercised in accordance with the provisions hereof.

Section 18. CONCERNING THE RIGHTS AGENT.

(a) The Corporation agrees to pay to the Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses and counsel fees and other disbursements incurred in the preparation, delivery, administration, amendment and execution of this Agreement and the exercise and performance of its duties hereunder. The Corporation also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability, damage, judgment, fine, penalty, claim, demand, settlement, cost or expense, incurred without gross negligence, bad faith or willful misconduct (as each is finally determined by a court of competent jurisdiction) on the part of the Rights Agent, for any action taken, suffered, or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability. The indemnity provided herein shall survive the termination of this Agreement, the termination and the expiration of the Rights and the resignation or removal of the Rights Agent. The costs and expenses incurred in enforcing this right of indemnification shall be paid by the Corporation promptly upon the request of the Rights Agent.

(b) The Rights Agent shall be authorized to rely on, shall be protected and shall incur no liability for or in respect of any action taken, suffered or omitted by it in connection with the acceptance and administration of this Agreement or the exercise or performance of its duties hereunder in reliance upon any Right Certificate or certificate for Preferred Stock or Common Stock of the Corporation or for other securities of the Corporation, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged by the proper Person or Persons.

Section 19.       MERGER OR CONSOLIDATION OR CHANGE OF NAME OF RIGHTS AGENT.

(a) Any Person into which the Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any Person resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any Person succeeding to the shareholder services business of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto; PROVIDED, HOWEVER, that such Person would be eligible for appointment as a successor Rights Agent under the provisions of Section 21 hereof. The purchase of all or substantially all of the Rights Agent's assets employed in the performance of transfer agent activities shall be deemed a merger or consolidation for purposes of this Section 19. In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Right Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of the predecessor Rights Agent and deliver such Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned, any successor Rights Agent may countersign such Right Certificates either in the name of the predecessor Rights Agent or in the name of the successor Rights Agent; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

(b) In case at any time the name of the Rights Agent shall be changed and at such time any of the Right Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Right Certificates so countersigned; and in case at that time any of the Right Certificates shall not have been countersigned, the Rights Agent may countersign such Right Certificates either in its prior name or in its changed name; and in all such cases such Right Certificates shall have the full force provided in the Right Certificates and in this Agreement.

Section 20. DUTIES OF RIGHTS AGENT. The Rights Agent undertakes only the duties and obligations expressly imposed by this Agreement (and no implied duties or obligations) upon the following terms and conditions, by all of which the Corporation and the holders of Right Certificates, by their acceptance thereof, shall be bound:

(a) The Rights Agent may consult with legal counsel selected by it (which may be legal counsel for the Corporation), and the advice or opinion of such counsel shall be full and complete authorization and protection to the Rights Agent, and the Rights Agent shall incur no liability for or in respect of any action taken, suffered or omitted by it in good faith and in accordance with such advice or opinion.

(b) Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter (including, without limitation, the identity of an Acquiring Person and the determination of the Current Market Price per share of Preferred Stock and Common Stock) be proved or established by the Corporation prior to taking, suffering or omitting any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by the Chairman of the Board, the Chief Executive Officer, the President (if any) or the Senior Vice President and General Counsel and by the Treasurer or the Secretary of the Corporation and delivered to the Rights Agent; and such certificate shall be full authorization and protection to the Rights Agent, and the Rights Agent shall have no liability for or in respect of any action taken, suffered or omitted in good faith by it under the provisions of this Agreement in reliance upon such certificate.

(c) The Rights Agent shall be liable hereunder only for its own gross negligence, bad faith or willful misconduct (as each is finally determined by a court of competent jurisdiction). Anything to the contrary notwithstanding, in no event shall the Rights Agent be liable for special, indirect, consequential or incidental loss or damages of any kind whatsoever (including but not limited to lost profits), even if the Rights Agent has been advised of the likelihood of such loss or damage. This
     Section 20(c) shall survive the termination of this Agreement, the termination and expiration of the Rights, and the resignation or removal of the Rights Agent.

(d) The Rights Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Right Certificates (except its countersignature thereof) or be required to verify the same, but all such statements and recitals are and shall be deemed to have been made by the Corporation only.

(e) The Rights Agent shall not have any liability for, nor be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Right Certificate (except its countersignature thereof); nor shall it be liable or responsible for any breach by the Corporation of any covenant or condition contained in this Agreement or in any Right Certificate; nor shall it be responsible for any adjustment required under the provisions of
     Section 11 or Section 13 or responsible for the manner, method or amount of any such adjustment or the ascertaining of the existence of facts that would require any such adjustment (except with respect to the exercise of Rights evidenced by Right Certificates after actual notice of any such adjustment); nor shall it be liable or responsible for any determination by the Board of Directors of the Corporation of the Current Market Price of the Preferred Stock or Common Stock of the Corporation; nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any shares of Common Stock of the Corporation or Preferred Stock or other securities to be issued pursuant to this Agreement or any Right Certificate or as to whether any shares of Preferred Stock or Common Stock of the Corporation or other securities will, when issued, be validly authorized and issued, fully paid and nonassessable.

(f) The Corporation agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

(g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from the Chairman of the Board, the Chief Executive Officer, the President (if any), the Senior Vice President and General Counsel, the Secretary or the Treasurer of the Corporation, and to apply to such officers for advice or instructions in connection with its duties, and such advice or instructions shall be full authorization and protection to the Rights Agent and the Rights Agent shall incur no liability for or in respect of any action taken, suffered or omitted to be taken by it in good faith in accordance with the advice or instructions of any such officer.

(h) The Rights Agent and any stockholder, director, Affiliate, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Corporation or become pecuniarily interested in any transaction in which the Corporation may be interested, or contract with or lend money to the Corporation or otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Corporation or for any other Person.

(i) The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent shall not be answerable or accountable for any act, omission, default, neglect or misconduct of any such attorneys or agents or for any loss to the Corporation, to holders of the Rights or any other Person resulting from any such act, omission, default, neglect or misconduct, PROVIDED reasonable care was exercised in the selection and continued employment thereof.

(j) No provision of this Agreement shall require the Rights Agent to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of its rights if there should be reasonable grounds for believing that repayment of such funds or adequate indemnification against such risk or liability is not reasonably assured for it.

(k) If, with respect to any Right Certificate surrendered to the Rights Agent for exercise or transfer, the certificate attached to the form of assignment or form of election to purchase, as the case may be, has either not been completed properly or indicates an affirmative response to clause 1 and/or 2 thereof, the Rights Agent shall not take any further action with respect to such requested exercise or transfer without first consulting with the Corporation.

Section 21. CHANGE OF RIGHTS AGENT. The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon 30 days' notice in writing mailed to the Corporation and to each transfer agent of the Common Stock of the Corporation and Preferred Stock by registered or certified mail, and to the holders of the Right Certificates by first-class mail. The Corporation may remove the Rights Agent or any successor Rights Agent upon 30 days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Common Stock of the Corporation and Preferred Stock by registered or certified mail, and to the holders of the Right Certificates by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Corporation shall appoint a successor to the Rights Agent. If the Corporation shall fail to make such appointment within a period of 30 days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Right Certificate (who shall, with such notice, submit his Right Certificate for inspection by the Corporation), then the registered holder of any Right Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Corporation or by such a court, shall be a Person organized and doing business under the laws of the United States, or any state of the United States, so long as such Person is in good standing, is authorized under such laws to exercise shareholders services powers and is subject to supervision or examination by federal or state authority and which has at the time of its appointment as Rights Agent a combined capital and surplus of at least $50 million. After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent without further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment, the Corporation shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of its Common Stock and Preferred Stock, and mail a notice thereof in writing to the registered holders of the Right Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

Section 22. ISSUANCE OF NEW RIGHT CERTIFICATES. Notwithstanding any of the provisions of this Agreement or of the Rights to the contrary, the Corporation may, at its option, issue new Right Certificates evidencing Rights in such form as may be approved by resolution of its Board of Directors, to reflect any adjustment or change in the Purchase Price and the number or kind or class of shares of stock or other securities or property purchasable under the Right Certificates made in accordance with the provisions of this Agreement. In addition, in connection with the issuance or sale of shares of its Common Stock following the Distribution Date (other than upon exercise of a Right) and prior to the Expiration Date, the Corporation (A) shall, with respect to shares of Common Stock so issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement, or upon the exercise, conversion or exchange of securities, notes or debentures issued by the Corporation, and (B) may, in any other case, if deemed necessary or appropriate by the Board of Directors of the Corporation, issue Right Certificates representing the appropriate number of Rights in connection with such issuance or sale; PROVIDED, HOWEVER, that (I) no such Right Certificate shall be issued if and to the extent that the Corporation shall be advised by counsel that such issuance would create a significant risk of material adverse tax consequences to the Corporation or the Person to whom such Right Certificate would be issued and (II) no such Right Certificate shall be issued if and to the extent that appropriate adjustment shall otherwise have been made in lieu of the issuance thereof.

Section 23. REDEMPTION.

(a) The Corporation may, by resolution of its Board of Directors, at its option, at any time prior to the earlier of (X) the Stock Acquisition Time or (Y) the Close of Business on the Final Expiration Date, redeem all but not less than all of the then outstanding Rights at a redemption price of $.001 per Right (payable in cash, shares of Common Stock (based on the Current Market Price of the Common Stock at the time of redemption) or any other form of consideration deemed appropriate by the Board of Directors of the Corporation), appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redemption price being hereinafter referred to as the "REDEMPTION PRICE").

(b) Immediately upon the action of the Board of Directors of the Corporation ordering the redemption of the Rights (or at such time subsequent to such action as the Board of Directors may determine), and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price. Within 10 days after the action of the Board of Directors ordering the redemption of the Rights, the Corporation shall give notice of such redemption to the holders of the then outstanding Rights and to the Rights Agent by mailing such notice to all such holders at their last addresses as they appear upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the transfer agent for the Common Stock of the Corporation. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made. Neither the Corporation nor any of its Affiliates or Associates may redeem, acquire or purchase any Rights at any time in any manner other than that specifically set forth in this Section 23 or Section 24 hereof and other than in connection with the repurchase of Common Stock of the Corporation prior to the Distribution Date.

Section 24. EXCHANGE.

(a) The Board of Directors of the Corporation may, at its option, at any time after any Person becomes an Acquiring Person, exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become null and void pursuant to the provisions of Section 7(e) hereof) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such exchange ratio being hereinafter referred to as the "EXCHANGE RATIO"). Notwithstanding the foregoing, the Board of Directors shall not be empowered to effect such exchange at any time after any Person (other than an Exempt Person), together with all Affiliates and Associates of such Person, becomes the Beneficial Owner of 50% or more of the shares of Common Stock then outstanding.

(b) Immediately upon the action of the Board of Directors of the Corporation ordering the exchange of any Rights pursuant to paragraph (a) of this
     Section 24 and without any further action and without any notice, the right to exercise such Rights shall terminate and the only right thereafter of a holder of such Rights shall be to receive that number of shares of Common Stock equal to the number of such Rights held by such holder multiplied by the Exchange Ratio. The Corporation shall promptly give public notice of any such exchange (with prompt notice thereof to the Rights Agent); PROVIDED, HOWEVER, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. The Corporation promptly shall mail a notice of any such exchange to all of the holders of such Rights at their last addresses as they appear upon the registry books of the Rights Agent. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange of the shares of Common Stock for Rights will be effected and, in the event of any partial exchange, the number of Rights which will be exchanged. Any partial exchange shall be effected PRO RATA based on the number of Rights (other than Rights which have become void pursuant to the provisions of Section 7(e) hereof) held by each holder of Rights.

(c) In any exchange pursuant to this Section 24, the Corporation, at its option, may substitute shares of Preferred Stock (or any other series of preferred stock of the Corporation containing terms substantially similar to the terms of the Preferred Stock) for some or all of the shares of Common Stock exchangeable for Rights, at the initial rate of one one-thousandth of a share of Preferred Stock (or of such other series of preferred stock of the Corporation) for each share of Common Stock, as appropriately adjusted to reflect adjustments in the voting rights of the Preferred Stock pursuant to the terms thereof, so that the fraction of a share of Preferred Stock (or of such other series of preferred stock of the Corporation) delivered in lieu of each share of Common Stock shall have the same voting rights as one share of Common Stock.

(d) In the event that there shall not be sufficient shares of Common Stock or Preferred Stock (or any other series of preferred stock of the Corporation containing terms substantially similar to the terms of the Preferred Stock) issued but not outstanding or authorized but unissued to permit any exchange of Rights as contemplated in accordance with this Section 24, the Corporation shall take all such action as may be necessary to authorize additional shares of Common Stock or Preferred Stock (or such other series of preferred stock of the Corporation) for issuance upon exchange of the Rights.

(e) The Corporation shall not be required to issue fractions of shares of Common Stock or to distribute Book-Entries or certificates which evidence fractional shares of Common Stock. In lieu of such fractional shares, the Corporation shall pay to the registered holders of the Right Certificates with regard to which such fractional shares would otherwise be issuable an amount in cash equal to the same fraction of the current market value of a whole share of Common Stock. For the purposes of this paragraph (d), the current market value of a whole share of Common Stock shall be the closing price of a share of Common Stock (as determined pursuant to the second sentence of Section 11(d) hereof) for the Trading Day immediately prior to the date of exchange pursuant to this Section 24.

Section 25. NOTICE OF CERTAIN EVENTS.

(a) In case the Corporation shall at any time after the earlier of the Distribution Date or the Stock Acquisition Time propose (i) to pay any dividend payable in stock of any class to the holders of its Preferred Stock or to make any other distribution to the holders of its Preferred Stock (other than a regular periodic dividend out of earnings or retained earnings of the Corporation), or (II) to offer to the holders of Preferred Stock options, rights or warrants to subscribe for or to purchase any additional Preferred Stock or shares of stock of any class or any other securities, rights or options, or (III) to effect any reclassification of the Preferred Stock (other than a reclassification involving only the subdivision of outstanding shares of Preferred Stock), or (IV) to effect any merger, consolidation or other combination into or with, or to effect any sale or other transfer (or to permit one or more of its Subsidiaries to effect any sale or other transfer), in one or more transactions, of more than 50% of the assets, cash flow or earning power of the Corporation and its Subsidiaries (taken as a whole) to, any other Person, or (V) to effect the liquidation, dissolution or winding up of the Corporation, then, in each such case, the Corporation shall give to the Rights Agent and each holder of a Right, in accordance with Section 26 hereof, a notice of such proposed action, which shall specify the record date for the purposes of such stock dividend or distribution of rights or warrants, or the date on which such reclassification, merger, consolidation, combination, sale, transfer, liquidation, dissolution or winding up is to take place and the date of participation therein by the holders of Common Stock of the Corporation or Preferred Stock, if any such date is to be fixed, and such notice shall be so given in the case of any action covered by clause (i) or
     (ii) above at least twenty days prior to the record date for determining holders of Preferred Stock for purposes of such action, and in the case of any such other action, at least twenty days prior to the date of the taking of such proposed action or the date of participation therein by the holders of Common Stock of the Corporation or Preferred Stock, whichever shall be the earlier. The failure to give notice required by this Section 25 or any defect therein shall not affect the legality or validity of the action taken by the Corporation or the vote upon any such action.

(b) In case any of the events set forth in Section 11(a)(ii) or Section 13(a) of this Agreement shall occur, then, in any such case, (I) the Corporation shall as soon as practicable thereafter give to the Rights Agent and to each holder of a Right, to the extent feasible and in accordance with
     Section 26, a notice of the occurrence of such event, which shall specify the event and the consequences of the event to holders of Rights under
     Section  11(a)(ii) or Section  13(a)  hereof,  and (II) all  references  in
     Section 25(a) hereof to Preferred Stock shall be deemed thereafter to refer also to Common Stock or other securities issuable in respect of the Rights.

Section 26. NOTICES. Notices or demands authorized by this Agreement to be given or made by the Rights Agent or by the holder of any Right Certificate to or on the Corporation shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:

         Principal Financial Group, Inc.
         711 High Street
         Des Moines, Iowa  50392
         Attention:  Corporate Secretary

Subject to the provisions of Section 21, any notice or demand authorized by this Agreement to be given or made by the Corporation or by the holder of any Right Certificate to or on the Rights Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Corporation) as follows:

         Mellon Investor Services LLC
         85 Challenger Road
         Ridgefield Park, NJ 07660
         Attention:  Gary Wozniak

Notices or demands authorized by this Agreement to be given or made by the Corporation or the Rights Agent to the holder of any Right Certificate (or if prior to the Distribution Date to each holder of a certificate representing shares of Common Stock of the Corporation) shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such Right holder (or if prior to the Distribution Date to such holder of Common Stock of the Corporation) at the address of such holder as shown on the registry books of the Corporation.

Section 27. SUPPLEMENTS AND AMENDMENTS. Prior to the Stock Acquisition Time and subject to the penultimate sentence of this Section 27, the Corporation may, by resolution of its Board of Directors, and the Rights Agent shall, if the Corporation so directs, supplement or amend any provision of this Agreement in any respect whatsoever (including, without limitation, any extension of the period in which the Rights may be redeemed) without the approval of any holders of certificates representing shares of Common Stock of the Corporation. From and after the Stock Acquisition Time and subject to the penultimate sentence of this
Section 27, without the approval of any holders of certificates representing shares of Common Stock of the Corporation or of Right Certificates, the Corporation may, by resolution of its Board of Directors, and the Rights Agent shall, if the Corporation so directs, supplement or amend this Agreement in order (I) to cure any ambiguity, (II) to correct or supplement any provision contained herein which may be defective or inconsistent with any other provisions herein, (III) to shorten or lengthen any time period hereunder or
(IV) to change or supplement or make any other provisions in any manner which the Corporation may deem necessary or desirable, which shall not adversely affect the interests of, or diminish substantially or eliminate the benefits intended to be afforded by the Rights to, the holders of Right Certificates (other than an Acquiring Person or an Affiliate or Associate of any such Person); PROVIDED, HOWEVER, that this Agreement may not be supplemented or amended to lengthen, pursuant to clause (iii) of this sentence, (A) a time period relating to when the Rights may be redeemed or to modify the ability (or inability) of the Board of Directors of the Corporation to redeem the Rights, in either case at such time as the Rights are not then redeemable or (B) any other time period unless such lengthening is for the purpose of protecting, enhancing or clarifying the rights of or the benefits to the holders of Rights (other than an Acquiring Person or an Affiliate or Associate of any such Person). Upon the delivery of a certificate from an appropriate officer of the Corporation which states that the proposed supplement or amendment is in compliance with the terms of this Section 27 and PROVIDED that such supplement or amendment does not, without prior consent of the Rights Agent, change or increase the Rights Agent's duties, liabilities or obligations hereunder, the Rights Agent shall execute such supplement or amendment. Notwithstanding anything contained in this Agreement to the contrary, no supplement or amendment shall be made which changes the Redemption Price or the Final Expiration Date. Prior to the Distribution Date, the interests of the holders of Rights shall be deemed coincident with the interests of the holders of Common Stock.

Section 28. SUCCESSORS. All the covenants and provisions of this Agreement by or for the benefit of the Corporation or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

Section 29. DETERMINATIONS AND ACTIONS BY THE BOARD OF DIRECTORS, ETC.

(a) For all purposes of this Agreement, any calculation of the number of shares of Common Stock outstanding at any particular time, including for purposes of determining the particular percentage of such outstanding shares of Common Stock of which any Person is the Beneficial Owner, shall be made in accordance with the last sentence of Rule 13d-3(d)(1)(i) of the General Rules and Regulations under the Exchange Act. The Board of Directors of the Corporation shall have the exclusive power and authority to administer this Agreement and to exercise all rights and powers specifically granted to such Board of Directors, or as may be necessary or advisable in the administration of this Agreement, including, without limitation, the right and power to (I) interpret the provisions of this Agreement and (II) make all determinations deemed necessary or advisable for the administration of this Agreement (including, without limitation, a determination to redeem or not redeem the Rights or to amend the Agreement). All such actions, calculations, interpretations and determinations (including, for purposes of clause (y) below, all omissions with respect to the foregoing) which are done or made by the Board of Directors of the Corporation or the Corporation in good faith, (X) shall be final, conclusive and binding on the Corporation, the Rights Agent, the holders of the Right Certificates and all other parties and (y) shall not subject the Board of Directors of the Corporation to any liability to the holders of the Rights and Right Certificates. The Rights Agent shall assume that all such actions, calculations, interpretations and determinations which are done or made by the Board of Directors were done or made in good faith.

(b) Nothing contained in this Agreement shall be deemed to be in derogation of the obligation of the Board of Directors of the Corporation to exercise its fiduciary duty. Without limiting the foregoing, nothing contained in this Agreement shall be construed to suggest or imply that the Board of Directors of the Corporation shall not be entitled to reject any tender offer, or to take any other action (including, without limitation, the commencement, prosecution, defense or settlement of any litigation and the submission of additional or alternative offers or other proposals) with respect to any tender offer that the Board of Directors believes is necessary or appropriate in the exercise of such fiduciary duty.

Section 30. BENEFITS OF THIS AGREEMENT. Nothing in this Agreement shall be construed to give to any Person other than the Corporation, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, registered holders of the Common Stock of the Corporation) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Corporation, the Rights Agent and the registered holders of the Right Certificates (and, prior to the Distribution Date, registered holders of the Common Stock of the Corporation).

Section 31. SEVERABILITY. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; PROVIDED, HOWEVER, that notwithstanding anything in this Agreement to the contrary, if any such term, provision, covenant or restriction is held by such court or authority to be invalid, void or unenforceable and the Board of Directors of the Corporation determines in its good faith judgment that severing the invalid language from this Agreement would adversely affect the purpose or effect of this Agreement, the right of redemption set forth in Section 23 hereof shall be reinstated and shall not expire until the Close of Business on the tenth Business Day following the date of such determination by the Board of Directors.

Section 32. GOVERNING LAW. This Agreement and each Right Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State.

Section 33. COUNTERPARTS. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

Section 34. DESCRIPTIVE HEADINGS. Descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

                                    SIGNATURE



IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.



Attest:                                   PRINCIPAL FINANCIAL GROUP, INC.


By  /s/ Joyce N. Hoffman                  By  /s/ Karen E. Shaff
     Name:  Joyce N. Hoffman              Name:  Karen E. Shaff
     Title: Senior Vice President         Title: Senior Vice President and
            Coporate Secretary                   General Counsel


Attest:                                   Mellon Investor Services LLC,
                                          as Rights Agent


By  /s/ James J. Mabli                    By  /s/ Marie Sandauer
     Name:  James J. Mabli                Name:  Marie Sandauer
     Title: Vice President                Title: Vice President and Regional
                                                 Manager

                                                                      EXHIBIT A
                         PRINCIPAL FINANCIAL GROUP, INC.

                          Certificate of Designation,
                             Preferences and Rights
                            Pursuant to Section 151
                         of the General Corporation Law
                            of the State of Delaware
                              --------------------

                          Certificate of Designation,
                             Preferences and Rights
                                       of
                 Series A Junior Participating Preferred Stock

I,  [officer],   being  the  [title]  of  Principal  Financial  Group,  Inc.,  a corporation organized and existing under the General Corporation Law of Delaware (the "CORPORATION"), do hereby certify:

FIRST: That, pursuant to authority expressly vested in the Board of Directors of the Corporation by the provisions of its Certificate of Incorporation, the Board of Directors on , duly adopted the following resolution:

RESOLVED, that, pursuant to the authority vested in the Board in accordance with the provisions of the Amended and Restated Certificate of Incorporation of the Corporation, a Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Corporation (the "Series A Preferred Stock") be, and it hereby is, created, and that the designation and the voting powers, preferences and relative participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof be set forth in Exhibit A to the Rights Agreement (the "Certificate of Designation for the Series A Preferred Stock"); and

FURTHER RESOLVED, that the aggregate number of shares of the preferred stock of the Corporation that shall constitute the Series A Preferred Stock shall be 2,500,000 shares.

SECOND: That the designation and the voting powers, preferences and relative participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof are as follows:

Section 1. DESIGNATION AND NUMBER OF SHARES. 2,500,000 shares of the Preferred Stock of the Corporation shall constitute a series of Preferred Stock designated as Series A Junior Participating Preferred Stock (hereinafter referred to as the

"SERIES A PREFERRED STOCK"). Such number of shares may be increased or decreased by resolution of the Board of Directors; PROVIDED, that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Series A Preferred Stock.

Section 2. DIVIDENDS AND DISTRIBUTIONS.

(A) Subject to the rights of the holders of any shares of any series of Preferred Stock (or any similar stock) ranking prior and superior to the Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock, in preference to the holders of Common Stock, par value $0.01 of the Corporation (the "COMMON STOCK") and of any other junior stock which may be outstanding, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, annual dividends payable in cash on the fifteenth day of December in each year (each such date being referred to herein as a "DIVIDEND PAYMENT DATE"), commencing on the first Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (A) $10.00 per share, or (B) subject to the provision for adjustment hereinafter set forth, 1000 times the aggregate per share amount of all cash dividends, and 1000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Dividend Payment Date, or, with respect to the first Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Stock. In the event the Corporation shall at any time declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

(B) The Corporation shall declare a dividend or distribution on the Series A Preferred Stock as provided in paragraph (A) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); PROVIDED that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Dividend Payment Date and the next subsequent Dividend Payment Date, a dividend of $10.00 per share on the Series A Preferred Stock shall nevertheless be payable on such subsequent Dividend Payment Date.

(C) Dividends shall begin to accrue and be cumulative on outstanding shares or Series A Preferred Stock from the Dividend Payment Date next preceding the date of issue of such shares of Series A Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Preferred Stock entitled to receive a quarterly dividend and before such Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Dividend Payment Date. Accrued but unpaid dividends shall accumulate but shall not bear interest. Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated PRO RATA on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

     Section 3. VOTING RIGHTS. The holders of shares of Series A Preferred Stock shall have the following voting rights:

     (A) Subject to the provisions for adjustment as hereinafter set forth, each share of Series A Preferred Stock shall entitle the holder thereof to 1000 votes (and each one one-thousandth of a share of Series A Preferred Stock shall entitle the holder thereof to one vote) on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time declare or pay any dividend on Common Stock payable in shares of Common Stock or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the number of votes per share to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) Except as otherwise provided herein, in the Certificate of Incorporation, in any other certificate of designation creating a series of preferred stock or any similar stock, or by law, the holders of shares of

     Series A Preferred Stock and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

     (C) Except as provided herein, in Section 10 or by applicable law, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for authorizing or taking any corporate action.

Section 4. CERTAIN RESTRICTIONS.

     (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

     (i) declare or pay dividends on, make any other distributions on any shares or stock ranking junior (either as to dividends or upon liquidation, dissolution or winding-up) to the Series A Preferred Stock;

     (ii) declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock except dividends paid ratably on the Series A Preferred Stock, and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

     (iii)redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding-up) to the Series A Preferred Stock, PROVIDED that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Stock; or

     (iv) purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding-up) with the Series A Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

     (v) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

Section 5. REACQUIRED SHARES. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever, shall be retired and canceled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of preferred stock, without designation as to series, and may be reissued as part of a new series of preferred stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein, in the Restated Certificate of Incorporation, in any other certificate of designation creating a series of preferred stock or any similar stock or as otherwise required by law.

Section  6.  LIQUIDATION,  DISSOLUTION  OR  WINDING-UP.  Upon any  voluntary  or involuntary liquidation, dissolution or winding-up of the Corporation, no distribution shall be made (A) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding-up) to the Series A Preferred Stock unless prior thereto, the holders of shares of Series A Preferred Stock shall have received the higher of (I) $1000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, or (II) an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 1000 times the aggregate amount to be distributed per share to holders of Common Stock; nor shall any distribution be made (B) to the holders of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding-up) with the Series A Preferred Stock, except distributions made ratably on the Series A Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding-up. In the event the Corporation shall at any time declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series A Preferred Stock were entitled immediately prior to such event under the provision in clause (A) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

Section 7. CONSOLIDATION, MERGER, ETC. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, or otherwise changed, then in any such case each share of Series A Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 1000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

Section 8. NO REDEMPTION. The shares of Series A Preferred Stock shall not be redeemable

Section 9. RANK. Unless otherwise provided in the Restated Certificate of Incorporation of the Corporation or a Certificate of Designation relating to a subsequent series of preferred stock of the Corporation, the Series A Preferred Stock shall rank junior to all other series of the Corporation's preferred stock as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding-up, and senior to the Common Stock of this Corporation.

Section 10. AMENDMENT. The Restated Certificate of Incorporation of the Corporation, as amended, shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Stock so as to affect them adversely without the affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock, voting together as a single series.

Section 11. FRACTIONAL SHARES. Series A Preferred Stock may be issued in fractions of a share (in one one-thousandths of a share and integral multiples thereof) which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Stock.

IN WITNESS WHEREOF, this Certificate of Designation is executed on behalf of the Corporation by its [title] and attested by its Secretary this th day of , .



                                                  ----------------------------
                                                  Name:    [officer]
                                                  Title:   [title]

ATTEST:


-----------------------------
Name:
Title:

                                                                       EXHIBIT B

                           [Form of Right Certificate]

Certificate No. R-                                                 ______ Rights

NOT EXERCISABLE AFTER __________ ____, 2011 OR EARLIER IF THE BOARD OF DIRECTORS ORDERS THE REDEMPTION OR EXCHANGE OF THE RIGHTS. THE RIGHTS ARE SUBJECT TO REDEMPTION AT $.001 PER RIGHT AND TO EXCHANGE ON THE TERMS SET FORTH IN THE RIGHTS AGREEMENT. UNDER CERTAIN CIRCUMSTANCES, RIGHTS BENEFICIALLY OWNED BY AN ACQUIRING PERSON OR AN AFFILIATE OR ASSOCIATE THEREOF (AS SUCH TERMS ARE DEFINED IN THE RIGHTS AGREEMENT) AND ANY SUBSEQUENT HOLDER OF SUCH RIGHTS MAY BECOME NULL AND VOID. THE RIGHTS SHALL NOT BE EXERCISABLE, AND SHALL BE VOID SO LONG AS HELD, BY A HOLDER IN ANY JURISDICTION WHERE THE REQUISITE QUALIFICATION TO THE ISSUANCE TO SUCH HOLDER, OR THE EXERCISE BY SUCH HOLDER, OF THE RIGHTS IN SUCH JURISDICTION SHALL NOT HAVE BEEN OBTAINED OR BE OBTAINABLE.

                               Rights Certificate

                         PRINCIPAL FINANCIAL GROUP, INC.

This certifies that __________, or registered assigns, is the registered owner of the number of Rights set forth above, each of which entitles the owner thereof, subject to the terms, provisions and conditions of the Rights Agreement, dated as of _______ ____, 2001, as the same may be amended from time to time (the "RIGHTS AGREEMENT"), between Principal Financial Group, Inc., a Delaware corporation (the "CORPORATION"), and Mellon Investor Services LLC, a New Jersey limited liability company (the "RIGHTS Agent"), to purchase from the Corporation at any time after the Distribution Date (as such term is defined in the Rights Agreement) and prior to 5:00 P.M. (Eastern time) on_________ ____, 2011, at the principal office of the Rights Agent, or its successors as Rights Agent, one one-thousandth of a fully paid nonassessable share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "PREFERRED
STOCK"), of the Corporation, at a purchase price of $______ per one one-thousandth of a share of Preferred Stock (the "PURCHASE PRICE"), upon presentation and surrender of this Right Certificate with the Form of Election to Purchase and the Certificate contained therein duly executed. The number of Rights evidenced by this Right Certificate (and the number of one one-thousands of a share of Preferred Stock which may be purchased upon exercise thereof) set forth above, and the Purchase Price per one one-thousandth of a share of

Preferred Stock set forth above, are the number and Purchase Price as of , , based on the shares of Preferred Stock as constituted at such date.

From and after the first occurrence of a Section 11(a)(ii) Event (as defined in the Rights Agreement), if the Rights evidenced by this Right Certificate are beneficially owned by (I) an Acquiring Person or an Affiliate or Associate thereof (as such terms are defined in the Rights Agreement), (II) a transferee of any such Acquiring Person (or of any Associate or Affiliate thereof) who becomes a transferee after such Acquiring Person (or any Associate or Affiliate thereof) becomes such or (III) under certain circumstances specified in the Rights Agreement, a transferee of such Acquiring Person (or of any Associate or Affiliate thereof) who becomes a transferee prior to or concurrently with such Acquiring Person becoming such, such Rights shall become null and void and no holder hereof shall have any right with respect to such Rights from and after the occurrence of such Section 11(a)(ii) Event.

The Rights evidenced by this Right Certificate shall not be exercisable, and shall be void so long as held, by a holder in any jurisdiction where the requisite qualification to the issuance to such holder, or the exercise by such holder, of the Rights in such jurisdiction shall not have been obtained or be obtainable.

As provided in the Rights Agreement, the Purchase Price and the number of one one-thousandths of a share of Preferred Stock or the number and kind of other securities which may be purchased upon the exercise of the Rights evidenced by this Right Certificate are subject to modification and adjustment upon the happening of certain events, including Section 11(a)(ii) Events and Section 13 Events (as defined in the Rights Agreement).

This Right Certificate is subject to all of the terms, provisions and conditions of the Rights Agreement, as it may be amended from time to time, which terms, provisions and conditions are hereby incorporated herein by reference and made a part hereof and to which Rights Agreement reference is hereby made for a full description of the rights, limitations of rights, obligations, duties and immunities hereunder of the Rights Agent, the Corporation and the holders of the Right Certificates, which limitations of rights include the temporary suspension of the exercisability of such Rights under the specific circumstances set forth in the Rights Agreement. Copies of the Rights Agreement are on file at the principal executive offices of the Corporation and the above-mentioned office of the Rights Agent and are also available upon written request to the Rights Agent.

This Right Certificate, with or without other Right Certificates, upon surrender at the principal office of the Rights Agent, may be exchanged for another Right Certificate or Right Certificates of like tenor and date evidencing Rights entitling the holder to purchase a like aggregate number of one one-thousandths of a share of Preferred Stock as the Rights evidenced by the Right Certificate or Right Certificates surrendered shall have entitled such holder to purchase.

If this Right Certificate shall be exercised in part, the holder shall be entitled to receive upon surrender hereof another Right Certificate or Right Certificates for the number of whole Rights not exercised.

Subject to the provisions of the Rights Agreement, the Rights evidenced by this Right Certificate may be redeemed by the Corporation at a redemption price of $.001 per Right at any time prior to the earlier of (I) the Stock Acquisition Time (as defined in the Rights Agreement) and (II) the close of business on the Expiration Date (as defined in the Rights Agreement). Subject to the provisions of the Rights Agreement, the rights evidenced by this Right Certificate may be exchanged in whole or part for shares of Common Stock or fractional shares of Preferred Stock (or any other substantially similar series of preferred stock of the Corporation).

No fractional shares of Preferred Stock will be issued upon the exercise of any Right or Rights evidenced hereby (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock, which may, at the election of the Corporation, be evidenced by depositary receipts), but in lieu thereof a cash payment will be made, as provided in the Rights Agreement.

Other than those provisions relating to the redemption price of the Rights and the Expiration Date, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Corporation in any respect whatsoever up until the Stock Acquisition Time and thereafter in certain respects which do not adversely affect the interests of holders of Right Certificates (other than an Acquiring Person or the Affiliates or Associates thereof).

No holder of this Right Certificate shall be entitled to vote or receive dividends or be deemed for any purpose the holder of shares of Preferred Stock or of any other securities of the Corporation which may at any time be issuable on the exercise hereof, nor shall anything contained in the Rights Agreement or herein be construed to confer upon the holder hereof, as such, any of the rights of a stockholder of the Corporation or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in the Rights Agreement), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by this Right Certificate shall have been exercised as provided in the Rights Agreement.

This Right Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Rights Agent.

WITNESS the facsimile signature of the proper officers of the Corporation and its corporate seal. Dated as of ______ _____, -----.


         ATTEST:                                PRINCIPAL FINANCIAL GROUP, INC.


         __________________________             By ____________________________
              Secretary                         Title:

         Countersigned:
         MELLON INVESTOR SERVICES LLC


         By _______________________
         Authorized Signature

                   [Form of Reverse Side of Right Certificate]


                               FORM OF ASSIGNMENT



                (To be executed by the registered holder if such

               holder desires to transfer the Right Certificate.)


FOR  VALUE  RECEIVED  ____________________________  hereby  sells,  assigns  and
transfers                                                                   unto
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(Please print name and address of transferee) this Right Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint _____________________ Attorney, to transfer the within Right Certificate on the books of the within named Corporation, with full power of substitution. Dated:_____________, ____

                                                     --------------------------
                                                     Signature


Signatures Guaranteed:
The undersigned hereby certifies that (1) the Rights evidenced by this Right Certificate are not beneficially owned by an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement); and (2) after due inquiry and to the best knowledge of the undersigned, it [ ] did [ ] did not acquire the Rights evidenced by this Right Certificate from any Person who is, was or subsequently became an Acquiring Person or an Affiliate or Associate thereof.


                                                     ---------------------------
                                                     Signature

The signature to the foregoing Assignment must correspond to the name as written upon the face of this Right Certificate in every particular, without alteration or enlargement or any change whatsoever.

                          FORM OF ELECTION TO PURCHASE

                      (To be executed if holder desires to
                        exercise the Right Certificate.)

To Principal Financial Group, Inc.:
The undersigned hereby irrevocably elects to exercise _______________ Rights represented by this Right Certificate to purchase the shares of Preferred Stock issuable upon the exercise of such Rights (or such other securities of the Corporation or of any other Person which may be issuable upon the exercise of the Rights) and requests that certificates for such shares be issued in the name of:
Please    insert    social    security    or    other     identifying     number
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                         (Please print name and address)

If such  number of Rights  shall not be all the Rights  evidenced  by this Right
Certificate, a new Right Certificate for the balance remaining of such Rights shall be registered in the name of and delivered to: Please insert social security or other identifying number


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                         (Please print name and address)

Dated:__________________, ____

                   [Form of Election to Purchase -- continued]



                                                     --------------------------
                                                     Signature

(Signature must conform in all respects to name of holder as specified on the face of this Right Certificate.)

Signature Guaranteed:

--------------------------------------------------------------------------------

                        (To be completed if applicable)

The undersigned hereby certifies that (1) the Rights evidenced by this Right Certificate are not beneficially owned by an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement); (2) after due inquiry and to the best knowledge of the undersigned, it [ ] did [ ] did not acquire the Rights evidenced by this Right Certificate from any Person who is, was or subsequently became an Acquiring Person of an Affiliate or Associate thereof.



                                                     ---------------------------
                                                     Signature
--------------------------------------------------------------------------------

                                     NOTICE

In the event the certification set forth above in the Forms of Assignment and Election is not completed, the Corporation will deem the beneficial owner of the Rights evidenced by this Right Certificate to be an Acquiring Person or an Affiliate or Associate thereof (as defined in the Rights Agreement) and, in the case of an Assignment, will affix a legend to that effect on any Right Certificates issued in exchange for this Rights Certificate.

                                                                       EXHIBIT C


UNDER CERTAIN CIRCUMSTANCES, RIGHTS BENEFICIALLY OWNED BY AN ACQUIRING PERSON OR AN AFFILIATE OR ASSOCIATE THEREOF (AS SUCH TERMS ARE DEFINED IN THE RIGHTS AGREEMENT) AND ANY SUBSEQUENT HOLDER OF SUCH RIGHTS MAY BECOME NULL AND VOID.



                         PRINCIPAL FINANCIAL GROUP, INC.

                          SUMMARY OF RIGHTS TO PURCHASE
                                 PREFERRED STOCK

The Board of Directors of Principal Financial Group, Inc. (the "CORPORATION") has authorized the issuance of one Preferred Share Purchase Right (a "RIGHT") for each outstanding share of Common Stock, par value $0.01 per share, of the Corporation (the "COMMON STOCK"). The following is a summary of the terms of the Rights.

Each Right entitles the registered holder to purchase from the Corporation one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Corporation (the "PREFERRED STOCK") at a price of $______ per one one-thousandth of a share of Preferred Stock, subject to adjustment (the "PURCHASE PRICE"). The description and terms of the Rights are set forth in a Rights Agreement, dated as of October 22, 2001(the Rights Agreement, as it may be amended from time to time, is hereinafter referred to as the "RIGHTS AGREEMENT") between the Corporation and Mellon Investor Services LLC, a New Jersey limited liability company, as Rights Agent (the "RIGHTS AGENT").

Initially, the Rights will be attached to all Common Stock book-entries or certificates representing shares then outstanding, and no separate book-entries or certificates representing the Rights ("RIGHT CERTIFICATES") will be distributed. The Rights will separate from the Common Stock and a "DISTRIBUTION DATE" will occur upon the earlier to occur of (I) ten days following the time (the "STOCK ACQUISITION TIME") of a public announcement or notice to the Corporation that a person or group of affiliated or associated persons (an "ACQUIRING PERSON") acquired, or obtained the right to acquire, beneficial ownership of 10% or more of the outstanding Common Stock of the Corporation, and
(II) ten business days (or, if determined by the Board of Directors, a specified or unspecified later date) following the commencement or announcement of an intention to make a tender offer or exchange offer which, if successful, would cause the bidder to own 10% of more of the outstanding Common Stock.

The Rights Agreement provides that, until the Distribution Date, (I) the Rights will be transferred with and only with the Common Stock, (II) new Common Stock certificates issued after __________ ____, 2001, upon transfer, new issuance or reissuance of the Common Stock, will contain a notation incorporating the Rights Agreement by reference and (III) the surrender for transfer of any of the Common Stock book-entries or certificates outstanding will also constitute the transfer of the Rights associated with the shares of Common Stock represented by such certificate or book-entry. As soon as practicable following the Distribution Date, separate Right Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights. Except in connection with issuance of Common Stock pursuant to employee stock plans, options and certain convertible securities, and except as otherwise determined by the Board of Directors, only shares of Common Stock issued prior to the Distribution Date will be issued with Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on __________ ____, 2011, unless earlier redeemed or exchanged by the Corporation as described below.

In the event that, after the Stock Acquisition Time, the Corporation is acquired in a merger or other business combination transaction (except certain transactions with a person who became an Acquiring Person as a result of a tender offer described in the next succeeding paragraph) or 50% or more of its assets, cash flow or earning power is sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring corporation which at the time of such transaction would have a market value (as defined in the Rights Agreement) of two times the Purchase Price of the Right. In the event that, after the Stock Acquisition Time, the Corporation were the surviving corporation of a merger and its Common Stock were changed or exchanged, proper provision shall be made so that each holder of a Right will thereafter have the right to receive upon exercise that number of shares of common stock of the Corporation having a market value of two times the exercise price of the Right.

In the event that a person or group becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person) will thereafter have the right to receive upon exercise that number of shares of Common Stock (or, in certain circumstances, cash, a reduction in the Purchase Price, Preferred Stock, other equity securities of the Corporation, debt securities of the Corporation, other property or a combination thereof) having a market value (as defined in the Rights Agreement) of two times the Purchase Price of the Right. Notwithstanding any of the foregoing, following the occurrence of any of the events set forth in this paragraph, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person (or an affiliate, associate or transferee thereof) will be null and void. A person will not be an Acquiring Person if the Board of Directors of the Corporation determines that such person or group became an Acquiring Person inadvertently and such person or group promptly divests itself of a sufficient number of shares of Common Stock so that such person or group is no longer an Acquiring Person.

The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (I) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (II) upon the grant to holders of Preferred Stock of certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of Preferred Stock or (III) upon the distribution to holders of Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above). The number of Rights and number of shares of Preferred Stock issuable upon the exercise of each Right are also subject to adjustment in the event of a stock split, combination or stock dividend on the Common Stock.

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares of Preferred Stock will be issued (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock which may, upon the election of the Corporation, be evidenced by depositary receipts) and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading date prior to the date of exercise.

At any time prior to the earlier of the Stock Acquisition Time and the Expiration Date (as defined in the Rights Agreement), the Board of Directors may redeem the Rights in whole, but not in part, at a price of $.001 per Right (the "REDEMPTION PRICE"). Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

At any time after a person becomes an Acquiring Person and prior to the acquisition by such Person of 50% or more of the outstanding shares of Common Stock, the Board of Directors of the Corporation may exchange the Rights (other than Rights beneficially owned by such Person which have become void), in whole or part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment). The Corporation, at its option, may substitute one-thousandth (subject to adjustment) of a share of Preferred Stock (or other series of substantially similar preferred stock of the Corporation) for each share of Common Stock to be exchanged.

Each share of Preferred Stock purchasable upon exercise of the Rights will have a minimum preferential dividend of $10 per year, but will be entitled to receive, in the aggregate, a dividend of 1000 times the dividend declared on the shares of Common Stock. In the event of liquidation, the holders of the shares of Preferred Stock will be entitled to receive a minimum liquidation payment of $1000 per share, but will be entitled to receive an aggregate liquidation payment equal to 1000 times the payment made per share of Common Stock. Each share of Preferred Stock will have one thousand votes, voting together with the shares of Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Preferred Stock will be entitled to receive 1000 times the amount and type of consideration received per share of Common Stock. The rights of the shares of Preferred Stock as to dividends and liquidation, and in the event of mergers and consolidations, are protected by anti-dilution provisions.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Corporation, other than rights resulting from such holder's ownership of shares of Common Stock, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Corporation, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Corporation or for common stock of the acquiring corporation as set forth above.

Other than those provisions relating to the Redemption Price and expiration date of the Rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors prior to the Stock Acquisition Time. After such time, the provisions of the Rights Agreement may be amended by the Board of Directors in order to cure any ambiguity, to correct or supplement defective or inconsistent provisions, to shorten or lengthen any time period under the Rights Agreement, to make changes which do not adversely affect the interests of the holders of Rights (excluding the interests of any Acquiring Person) or to shorten or lengthen any time period under the Rights Agreement; PROVIDED, HOWEVER, that no amendment to adjust the time period governing redemption shall be made at such time as the Rights are not redeemable.

The term "VOTING STOCK" means (I) the shares of Common Stock of the Corporation and (II) any other shares of capital stock of the Corporation entitled to vote generally in the election of directors or entitled to vote together with the shares of Common Stock in respect of any merger, consolidation, sale of all or substantially all of the Corporation's assets, liquidation, dissolution or winding up.

A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to the Corporation's Registration Statement on Form S-1 dated ___________ ____, 2001. Copies of the Rights Agreement are available free of charge from the Corporation. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, as it may be amended from time to time, which is hereby incorporated herein by reference.

                                                                   Exhibit 10.3


RESOLVED, that the Principal Financial Group Long-Term Performance Plan (as amended and restated as of January 1, 2001) ("Plan") be amended to clarify
Section 4.9(c) of the Plan to read as follows:

     (c) Distribution of Deferral Account. Final Performance Units deferred that were payable in Common Stock shall be distributed in Common Stock. The number of shares distributed shall be equal to the number of shares that would have originally been distributed in the absence of deferral, adjusted for stock splits, stock dividends and reinvestment of cash dividends between the end of the Performance Period for which the Final Performance Units were granted and the date the deferred amounts are actually distributed. Final Performance Units deferred that were payable in cash shall be distributed in cash. The amount of cash distributed shall be based on the End Imputed Value for the last Performance Period ended prior to the distribution. The number of shares distributed shall be equal to the number of shares that would have originally been distributed in the absence of deferral, adjusted for stock splits, stock dividends and reinvestment of cash dividends between the end of the Performance Period for which the Final Performance Units were granted and the date the deferred amounts are actually distributed. The amount distributed upon termination of the Participant's employment for any reason except Retirement or if the Participant becomes Disabled shall be based on the average fair market value of Principal Financial Group, Inc. stock during the 20 business days prior to the distribution. If the End Imputed Value is calculated based on the quotient set forth in Article II, then End Imputed Value shall be adjusted, if necessary, to make the denominator equal to the number of Initial Performance Units established for the Performance Period for which the Final Performance Units were granted.

                                                                   EXHIBIT 10.12

Michael Daley
270 Farmstead Hill Road
Fairfield, CT  06430

Dear Mike

It is with great pleasure that I offer you the position of Executive Vice President of Principal Life Insurance Company with a start date of June 5, 2000. This offer is subject to approval of the Principal's Board of Directors and they meet on Monday, May 15. Please respond to this offer no later than May 10, 2000.

As Executive Vice President, you will report to me, and will receive a compensation package consisting of cash compensation and full participation in the benefits available to executive vice presidents, as well as a comprehensive relocation package:

I.   Annual Cash Compensation

     A.   Base Compensation. Your base compensation will be $350,000.

     B. PrinPay. The annual incentive pay plan has a target award of 45% for executive vice presidents. The award is based on the prior year's earnings, and is paid early in the following year, if performance goals are met. The level of the payout is dependent upon meeting certain corporate and business unit financial, customer service, internal process and learning and growth goals. The range of payouts could be 0 - 200% of the 45% award target. You will receive a prorata portion of this award for the time you work in 2000.

     C. Long Term Incentive Plan. Our long term incentive compensation plan has a performance unit concept. It will grant participants performance units designed to reward them for three year cumulative corporate ROE and earnings performance, based on a pre-determined formula. It will contain an incentive opportunity targeted at 60% of base pay for executive vice presidents. The plan will also have additional upside (and downside) potential, depending on certain thresholds and target levels being met. The bonus based on 2000 base pay will be payable in 2003, and will be based on corporate performance in 2000, 2001 and 2002. You will participate as if you were employed for all of 2000. A brief description of the plan is included.

          In recognition of the stock options you have had, you will receive a bonus to be paid early in 2001 and 2002. These bonuses will be equivalent to the Long Term Incentive Plan payments you would have received had you been employed in 1998 and 1999.

II. In addition to generous health benefits, we offer an executive benefits package. Information is included about the major benefits and the package includes:

     A. Life insurance, dental and vision insurance and long-term disability insurance. Any eligibility waiting period for these benefits will be waived. You will also have the opportunity to purchase Group Universal life insurance and property and casualty insurance.

     B. A non-contributory defined benefit pension plan with an annual cost of living adjustment.

     C. A defined contribution (401(k)) plan, with an employer match feature and attractive investment choices.

     D. Non-qualified plans designed to protect executives from government limits.

     E. Access to a financial planner. Principal will pay for the first session of planning through Ernst & Young.

     F. Additional fringe benefits, including membership in a private club in downtown Des Moines with dining facilities.

     G. You will have eighty (80) hours of Paid Time Off ("PTO") at the outset of your employment, and will then accrue eight (8) additional PTO hours per bi-weekly pay period.

III. Given that you will be moving your family from Fairfield, Connecticut, Principal will also pay your relocation costs, including:

     A. The costs of moving your household goods from Fairfield to the Des Moines area.

     B. The normal and customary closing costs for your home in Des Moines that are normally incurred by the buyer in securing a mortgage and transferring title, as well as two house hunting trips to Des Moines for you and your spouse. We will also pay the realtor's fees for selling your home in Fairfield.

     C. We will also pay for housing costs as needed while you maintain your residence in Fairfield for up to six months.

We very much want you to join our team, and look forward to your answer. Please call me should you have any questions.

Sincerely,



/s/ J. Barry Griswell
_____________________________________
J. Barry Griswell
President and Chief Executive Officer
Phone:  (515) 247-5749
Fax:  (515) 248-8617

                                                                     Exhibit 21

                             PROPRIETARY INFORMATION
================================================================================
               PRINCIPAL FINANCIAL GROUP, INC. - Member Companies
                                   12/31/2001
================================================================================
                                                              Jurisdiction of
ENTITY NAME                                                    Incorporation
================================================================================

ANDUEZA & PRINCIPAL CREDITOS  HIPOTECARIOS S.A.                            Chile
--------------------------------------------------------------------------------
BENEFIT FIDUCIARY CORPORATION                                       Rhode Island
--------------------------------------------------------------------------------
BOSTON INSURANCE TRUST, INC.                                       Massachusetts
--------------------------------------------------------------------------------
BRASILPREV PREVIDENCIA PRIVADA S.A.                                       Brazil
--------------------------------------------------------------------------------
DELAWARE CHARTER GUARANTEE & TRUST COMPANY                              Delaware
--------------------------------------------------------------------------------
DENTAL-NET, INC.                                                         Arizona
--------------------------------------------------------------------------------
DISTRIBUIDORA PRINCIPAL MEXICO, S.A. de C.V.                              Mexico
--------------------------------------------------------------------------------
EMPLOYERS DENTAL SERVICES, INC.                                          Arizona
--------------------------------------------------------------------------------
EQUITY FC, LTD.                                                             Iowa
--------------------------------------------------------------------------------
EXECUTIVE BENEFIT SERVICES, INC.                                  North Carolina
--------------------------------------------------------------------------------
EXECUTIVE BROKER DEALER SERVICES, LLC                             North Carolina
--------------------------------------------------------------------------------
HEALTHRISK RESOURCE GROUP, INC.                                             Iowa
--------------------------------------------------------------------------------
IDBI-PRINCIPAL ASSET MANAGEMENT COMPANY                                    India
--------------------------------------------------------------------------------
IDBI-PRINCIPAL TRUSTEE COMPANY LIMITED                                     India
--------------------------------------------------------------------------------
ING/PRINCIPAL PENSIONS CO., LTD                                            Japan
--------------------------------------------------------------------------------
INSOURCE GROUP, LLC                                                     Delaware
--------------------------------------------------------------------------------
PATRICIAN ASSOCIATES, INC.                                            California
--------------------------------------------------------------------------------
PETULA ASSOCIATES, LTD.                                                     Iowa
--------------------------------------------------------------------------------
PETULA PROLIX DEVELOPMENT COMPANY                                           Iowa
--------------------------------------------------------------------------------
PFG DO BRASIL LTDA                                                        Brazil
--------------------------------------------------------------------------------
PPI EMPLOYEE BENEFITS CORPORATION                                    Connecticut
--------------------------------------------------------------------------------
PREFERRED PRODUCT NETWORK, INC.                                         Delaware
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PRINCIPAL AFORE, S.A., DE C.V.                                            Mexico
--------------------------------------------------------------------------------
PRINCIPAL ASSET MANAGEMENT COMPANY (ASIA) LTD.                         Hong Kong
--------------------------------------------------------------------------------
PRINCIPAL ASSET MARKETS, INC.                                               Iowa
--------------------------------------------------------------------------------
PRINCIPAL AUSTRALIA (HOLDINGS) PTY LTD                                 Australia
--------------------------------------------------------------------------------
PRINCIPAL BANK                                                           Federal
--------------------------------------------------------------------------------
PRINCIPAL CAPITAL FUTURES TRADING ADVISOR, LLC                          Delaware
--------------------------------------------------------------------------------
PRINCIPAL CAPITAL GLOBAL INVESTORS LTD                                 Australia
--------------------------------------------------------------------------------
PRINCIPAL COMMERCIAL ACCEPTANCE, LLC                                    Delaware
--------------------------------------------------------------------------------
PRINCIPAL COMMERCIAL FUNDING, LLC                                       Delaware
--------------------------------------------------------------------------------
PRINCIPAL COMPANIA DE SEGUROS DE VIDA CHILE S.A.                           Chile
--------------------------------------------------------------------------------
PRINCIPAL CONSULTING (INDIA) PRIVATE LIMITED                               India
--------------------------------------------------------------------------------
PRINCIPAL DELAWARE NAME HOLDING COMPANY, INC.                           Delaware
--------------------------------------------------------------------------------
PRINCIPAL DEVELOPMENT ASSOCIATES, INC.                                California
--------------------------------------------------------------------------------
PRINCIPAL DEVELOPMENT INVESTORS, L.L.C.                                 Delaware
--------------------------------------------------------------------------------
PRINCIPAL ENTERPRISE CAPITAL, LLC                                       Delaware
--------------------------------------------------------------------------------
PRINCIPAL FC, LTD.                                                          Iowa
--------------------------------------------------------------------------------
PRINCIPAL FINANCIAL ADVISORS, INC.                                          Iowa
--------------------------------------------------------------------------------
PRINCIPAL FINANCIAL GROUP (MAURITIUS) LTD.                             Mauritius
--------------------------------------------------------------------------------
PRINCIPAL FINANCIAL GROUP INVESTMENTS (AUSTRALIA) PTY LTD              Australia
--------------------------------------------------------------------------------
PRINCIPAL FINANCIAL GROUP, INC.                                         Delaware
--------------------------------------------------------------------------------
PRINCIPAL FINANCIAL SERVICES (AUSTRALIA), INC.                              Iowa
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PRINCIPAL FINANCIAL SERVICES, INC.                                          Iowa
--------------------------------------------------------------------------------
PRINCIPAL GENERATION PLANT, LLC                                         Delaware
--------------------------------------------------------------------------------
PRINCIPAL GLOBAL INVESTORS (ASIA) LIMITED                              Hong Kong
--------------------------------------------------------------------------------
PRINCIPAL GLOBAL INVESTORS (AUSTRALIA) LIMITED                         Australia
--------------------------------------------------------------------------------
PRINCIPAL GLOBAL INVESTORS (AUSTRALIA) SERVICE COMPANY PTY LTD         Australia
--------------------------------------------------------------------------------
PRINCIPAL GLOBAL INVESTORS (EUROPE) LIMITED                       United Kingdom
--------------------------------------------------------------------------------
PRINCIPAL GLOBAL INVESTORS (IRELAND) LTD                                 Ireland
--------------------------------------------------------------------------------
PRINCIPAL GLOBAL INVESTORS (SIGNAPORE) LIMITED                         Singapore
--------------------------------------------------------------------------------
PRINCPAL GLOBAL INVESTORS TRUST                                         Delaware
--------------------------------------------------------------------------------
PRINCIPAL GLOBAL INVESTORS, LLC                                         Delaware
--------------------------------------------------------------------------------
PRINCIPAL HEALTH CARE, INC.                                                 Iowa
--------------------------------------------------------------------------------
PRINCIPAL HOLDING COMPANY                                                   Iowa
--------------------------------------------------------------------------------
PRINCIPAL HOTEL LTD                                                    Australia
--------------------------------------------------------------------------------
PRINCIPAL HOTELS AUSTRALIA PTY LTD                                     Australia
--------------------------------------------------------------------------------
PRINCIPAL HOTELS HOLDINGS PTY LTD                                      Australia
--------------------------------------------------------------------------------
PRINCIPAL INSURANCE COMPANY (HONG KONG) LIMITED                        Hong Kong
--------------------------------------------------------------------------------
PRINCIPAL INTERNATIONAL (ASIA) LIMITED                                 Hong Kong
--------------------------------------------------------------------------------
PRINCIPAL INTERNATIONAL ARGENTINA, S.A.                                Argentina
--------------------------------------------------------------------------------
PRINCIPAL INTERNATIONAL DE CHILE S.A.                                      Chile
--------------------------------------------------------------------------------
PRINCIPAL INTERNATIONAL HOLDING COMPANY, LLC                            Delaware
--------------------------------------------------------------------------------
PRINCIPAL INTERNATIONAL, INC.                                               Iowa
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PRINCPAL INVESTMENTS (AUSTRALIA) LIMITED                                Delaware
--------------------------------------------------------------------------------
PRINCIPAL INVESTORS CORPORATION                                       New Jersey
--------------------------------------------------------------------------------
PRINCIPAL LIFE COMPANIA DE SEGUROS DE VIDA, S.A.                       Argentina
--------------------------------------------------------------------------------
PRINCIPAL LIFE INSURANCE COMPANY                                            Iowa
--------------------------------------------------------------------------------
PRINCIPAL MANAGEMENT CORPORATION                                            Iowa
--------------------------------------------------------------------------------
PRINCIPAL MEXICO COMPANIA DE SEGUROS, S.A. de C.V.                        Mexico
--------------------------------------------------------------------------------
PRINCIPAL MEXICO SERVICIOS, S.A. de C.V.                                  Mexico
--------------------------------------------------------------------------------
PRINCIPAL MORTGAGE REINSURANCE COMPANY                                   Vermont
--------------------------------------------------------------------------------
PRINCIPAL NET LEASE INVESTORS, L.L.C.                                   Delaware
--------------------------------------------------------------------------------
PRINCIPAL PENSIONES, S.A. DE C.V.                                         Mexico
--------------------------------------------------------------------------------
PRINCIPAL PORTFOLIO SERVICES, INC.                                          Iowa
--------------------------------------------------------------------------------
PRINCIPAL REAL ESTATE INVESTORS (AUSTRALIA) LIMITED                    Australia
--------------------------------------------------------------------------------
PRINCIPAL REAL ESTATE INVESTORS, LLC                                    Delaware
--------------------------------------------------------------------------------
PRINCIPAL RESIDENTIAL MORTGAGE FUNDING, LLC                             Delaware
--------------------------------------------------------------------------------
PRINCIPAL RESIDENTIAL MORTGAGE SERVICING, LLC                           Delaware
--------------------------------------------------------------------------------
PRINCIPAL RESIDENTIAL MORTGAGE, INC.                                        Iowa
--------------------------------------------------------------------------------
PRINCIPAL RETIRO COMPANIA DE SEGUROS DE RETIRO, S.A.                   Argentina
--------------------------------------------------------------------------------
PRINCIPAL SIEFORE, S.A. DE C.V.                                           Mexico
--------------------------------------------------------------------------------
PRINCIPAL SPECTRUM ASSOCIATES, INC.                                   California
--------------------------------------------------------------------------------
PRINCIPAL TACTICAL ASSET MANAGEMENT PTY LTC                               Mexico
--------------------------------------------------------------------------------
PRINCIPAL TANNER ADMINISTRADORA GENERAL DE FONDOS MUTUOS S.A.              Chile
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
PRINCIPAL TRUST COMPANY (ASIA) LIMITED                                 Hong Kong
--------------------------------------------------------------------------------
PRINCIPAL WHOLESALE MORTGAGE, INC.                                          Iowa
--------------------------------------------------------------------------------
PRINCOR FINANCIAL SERVICES CORPORATION                                      Iowa
--------------------------------------------------------------------------------
PROFESSIONAL PENSIONS, INC.                                          Connecticut
--------------------------------------------------------------------------------
SPECTRUM ASSET MANAGEMENT, INC.                                      Connecticut
--------------------------------------------------------------------------------
ZAO PRINCIPAL INTERNATIONAL                                               Russia
--------------------------------------------------------------------------------

                                                                     Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-72006) pertaining to Principal Financial Group, Inc. Stock Incentive Plan, Principal Financial Group Long-Term Performance Plan, Principal Financial Group, Inc. Directors Stock Plan, and Principal Financial Group, Inc. Employee Stock Purchase Plan and in the Registration Statement (Form S-8 No. 333-72002) pertaining to The Principal Select Savings Excess Plan, Nonqualified Defined Contribution Plan for Designated Participants, The Principal Select Savings Plan for Individual Field, and The Principal Select Savings Plan for Employees of our reports dated January 31, 2003, with respect to the consolidated financial statements and schedules of Principal Financial Group, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

                                                           /s/ Ernst & Young LLP


Des Moines, Iowa
March 3, 2003

                                                                      Exhibit 24

                                POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and appoints J. Barry Griswell, Michael H. Gersie, Karen E. Shaff and Joyce N. Hoffman, and each of them, as such person's true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign on such person's behalf individually and in each capacity stated below the Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, of Principal Financial Group, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person could do in person, hereby ratifying and confirming all that such attorney-in-fact or agent may lawfully do or cause to be done by virtue hereof.

Dated February 24, 2003


     /s/ J. Barry Griswell                         /s/ Charles S. Johnson
     J. Barry Griswell                             Charles S. Johnson
     Chairman, President and Chief                 Director
     Executive Officer, Director

     /s/ Michael H. Gersie                         /s/ William T. Kerr
     Michael H. Gersie                             William T. Kerr
     Executive Vice President and Chief            Director
     Financial Officer

     /s/ Betsy J. Bernard                          /s/ R. L. Keyser
     Betsy J. Bernard                              Richard L. Keyser
     Director                                      Director

     /s/ J. Carter-Miller                          /s/ Victor H. Loewenstein
     Jocelyn Carter-Miller                         Victor H. Loewenstein
     Director                                      Director

     /s/ Gary E. Costley                           /s/ Federico F. Pena
     Gary E. Costley                               Federico F. Pena
     Director                                      Director

     /s/ D. J. Drury                               /s/ Donald M. Stewart
     David J. Drury                                Donald M. Stewart
     Director                                      Director

     /s/ Daniel Gelatt                             /s/ Elizabeth E. Tallett
     C. Daniel Gelatt, Jr.                         Elizabeth E. Tallett
     Director                                      Director

     /s/ Sandra L. Helton
     Sandra L. Helton
     Director

                                                                    Exhibit 99.1

              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) the Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.




                                           /s/ J. Barry Griswell
                                           ------------------------------------
                                           J. Barry Griswell
                                           Chairman, President and Chief
                                           Executive Officer
                                           Date:  March 5, 2003

                                                                   Exhibit 99.2



              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) the Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.




                                    /s/ Michael H. Gersie
                                    --------------------------------------------
                                    Michael H. Gersie
                                    Executive Vice President and Chief
                                    Financial Officer
                                    Date:  March 5, 2003