Form 10-Q
period 2003-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2003-05-07
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               __________________

                                    FORM 10-Q
                               __________________


           |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

           |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               __________________


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

                               __________________


                     711 High Street, Des Moines, Iowa 50392
                    (Address of principal executive offices)
                                 (515) 247-5111
              (Registrant's telephone number, including area code)

                               __________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 1, 2003 was 327,302,908.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS


                                                                           Page
Part I - FINANCIAL INFORMATION
     Item 1. Financial Statements
             Consolidated Statements of Financial Position at March 31, 2003
             (Unaudited)and December 31, 2002..................................3
             Unaudited Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002..............................4
             Unaudited Consolidated Statements of Stockholders' Equity for the
             three months ended March 31, 2003 and 2002........................5
             Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002..............................6
             Notes to Unaudited Consolidated Financial Statements - March 31,
             2003..............................................................8
     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................16
     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......49
     Item 4. Controls and Procedures..........................................56

Part II - OTHER INFORMATION
     Item 1. Legal Proceedings................................................57
     Item 6. Exhibits and Reports on Form 8-K.................................58
     Signature and Certifications.............................................59

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PRINCIPAL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     2003                2002
                                                                               ------------------ ------------------
                                                                                  (Unaudited)          (Note 1)
                                                                                           (IN MILLIONS,
                                                                                      EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale.......................................          $35,690.4          $34,185.7
Fixed maturities, trading..................................................              101.1              101.7
Equity securities, available-for-sale......................................              388.4              378.7
Mortgage loans.............................................................           11,236.0           11,081.9
Real estate................................................................            1,329.1            1,229.0
Policy loans...............................................................              810.9              818.5
Other investments..........................................................            1,083.7            1,200.1
                                                                               ------------------ ------------------
   Total investments.......................................................           50,639.6           48,995.6

Cash and cash equivalents..................................................              966.9            1,038.6
Accrued investment income..................................................              620.3              646.3
Premiums due and other receivables.........................................              543.7              459.7
Deferred policy acquisition costs..........................................            1,400.4            1,414.4
Property and equipment.....................................................              470.5              482.5
Goodwill...................................................................              121.7              106.5
Other intangibles..........................................................              110.9               88.8
Mortgage loan servicing rights.............................................            1,606.8            1,518.6
Separate account assets....................................................           33,906.7           33,501.4
Other assets...............................................................            1,453.0            1,608.9
                                                                               ------------------ ------------------
   Total assets............................................................          $91,840.5          $89,861.3
                                                                               ================== ==================
LIABILITIES
Contractholder funds.......................................................          $27,366.8          $26,315.0
Future policy benefits and claims..........................................           14,838.6           14,736.4
Other policyholder funds...................................................              671.1              642.9
Short-term debt............................................................              758.6              564.8
Long-term debt.............................................................            1,335.6            1,332.5
Deferred income taxes......................................................            1,390.7            1,177.7
Separate account liabilities...............................................           33,906.7           33,501.4
Other liabilities..........................................................            4,735.6            4,933.4
                                                                               ------------------ ------------------
   Total liabilities.......................................................           85,003.7           83,204.1

STOCKHOLDERS' EQUITY
Common stock,  par value  $.01 per share - 2,500.0  million  shares  authorized,
   376.8 million and 376.7 million shares issued, and 328.0 million and
   334.4 million shares outstanding in 2003 and 2002, respectively.........                3.8                3.8
Additional paid-in capital.................................................            7,108.6            7,106.3
Retained earnings..........................................................              185.1               29.4
Accumulated other comprehensive income.....................................              841.5              635.8
Treasury stock, at cost (48.8 million and 42.3 million shares in 2003 and
   2002, respectively).....................................................           (1,302.2)          (1,118.1)
                                                                               ------------------ ------------------
   Total stockholders' equity..............................................            6,836.8            6,657.2
                                                                               ------------------ ------------------
   Total liabilities and stockholders' equity..............................          $91,840.5          $89,861.3
                                                                               ================== ==================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             ---------------------------------
                                                                   2003             2002
                                                             ----------------- ---------------
                                                              (IN MILLIONS, EXCEPT PER SHARE
                                                                          DATA)
REVENUES
Premiums and other considerations......................          $  905.5          $  885.7
Fees and other revenues................................             632.0             432.9
Net investment income..................................             836.0             811.1
Net realized/unrealized capital gains (losses).........             (76.7)             98.1
                                                             ----------------- ---------------
  Total revenues.......................................           2,296.8           2,227.8

EXPENSES
Benefits, claims and settlement expenses...............           1,195.2           1,203.2
Dividends to policyholders.............................              80.1              82.4
Operating expenses.....................................             799.3             592.2
                                                             ----------------- ---------------
  Total expenses.......................................           2,074.6           1,877.8
                                                             ----------------- ---------------

Income from continuing operations before
  income taxes.........................................             222.2             350.0

Income taxes...........................................              65.8             106.3
                                                             ----------------- ---------------
Income from continuing operations, net of related                   156.4             243.7
  income taxes.........................................

Income (loss) from discontinued operations, net of
  related income taxes.................................              (0.7)              2.3
                                                             ----------------- ---------------
Income before cumulative effect of accounting change...             155.7             246.0

Cumulative effect of accounting change, net of related
  income taxes.........................................               -              (280.9)
                                                             ----------------- ---------------
Net income (loss)......................................          $  155.7          $  (34.9)
                                                             ================= ===============

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ---------------------------------
                                                                 2003             2002
                                                             ----------------- ---------------

EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share:
  Income from continuing operations, net of related
    income taxes.......................................               $0.47            $0.68
  Income (loss) from discontinued operations, net of
    related income taxes...............................                   -              -
                                                             ----------------- ---------------
  Income before cumulative effect of accounting change.                0.47             0.68
  Cumulative effect of accounting change, net of
    related income taxes...............................                   -            (0.78)
                                                             ----------------- ---------------
  Net income (loss)....................................               $0.47           $(0.10)
                                                             ================= ===============

SEE ACCOMPANYING NOTES.


                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                           ACCUMULATED
                                                ADDITIONAL    RETAINED       OTHER                       TOTAL
                                   COMMON        PAID-IN      EARNINGS    COMPREHENSIVE     TREASURY  STOCKHOLDERS'  OUTSTANDING
                                   STOCK         CAPITAL     (DEFICIT)    INCOME (LOSS)      STOCK      EQUITY         SHARES
                                  ----------    ----------   ----------  ---------------   ---------- -------------  --------------
                                                                     (IN MILLIONS)                                   (IN THOUSANDS)

BALANCES AT JANUARY 1, 2002.....   $3.8         $7,072.5     $ (29.1)       $147.5         $  (374.4)    $6,820.3      360,142.2
Shares issued, net of put
  options.......................    -                9.7         -             -                  -           9.7          320.4
Treasury stock acquired and
  sold, net.....................    -                1.3         -             -               (23.3)       (22.0)        (801.4)
Comprehensive loss:
  Net loss......................    -                -         (34.9)          -                  -         (34.9)
  Net unrealized losses.........    -                -           -          (288.9)               -        (288.9)
  Provision for deferred
    income tax benefit..........    -                -           -           102.3                -         102.3
  Foreign currency
    translation adjustment......    -                -           -            11.5                -          11.5
                                                                                                      -------------
Comprehensive loss..............                                                                           (210.0)
                                  ----------    ----------   ----------  ---------------   ---------- -------------  --------------
BALANCES AT MARCH 31, 2002......   $3.8         $7,083.5     $ (64.0)       $(27.6)        $  (397.7)    $6,598.0      359,661.2
                                  ==========    ==========   ==========  ===============   ========== =============  ==============

BALANCES AT JANUARY 1, 2003.....   $3.8         $7,106.3     $  29.4        $635.8         $(1,118.1)    $6,657.2      334,419.3
Shares issued, net of call
  options.......................    -               (3.0)        -             -                  -          (3.0)         156.8
Stock-based compensation........    -                5.3         -                                -           5.3
Treasury stock acquired.........    -                -           -             -              (184.1)      (184.1)      (6,533.0)
Comprehensive income:
  Net income....................    -                -         155.7           -                  -         155.7
  Net unrealized gains..........    -                -           -           331.9                -         331.9
  Provision for deferred
    income taxes................    -                -           -          (117.0)               -        (117.0)
  Foreign currency
    translation adjustment......    -                -           -            (9.2)               -          (9.2)
                                                                                                      -------------
Comprehensive income............                                                                            361.4
                                  ----------    ----------   ----------  ---------------   ---------- -------------  --------------
BALANCES AT MARCH 31, 2003......   $3.8         $7,108.6     $ 185.1        $841.5         $(1,302.2)    $6,836.8      328,043.1
                                  ==========    ==========   ==========  ===============   ========== =============  ==============


SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      ---------------------------------
                                                             2003             2002
                                                      ----------------- ----------------
                                                                   (IN MILLIONS)
OPERATING ACTIVITIES
Net income (loss).....................................    $    155.7        $    (34.9)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Loss (income) from discontinued operations, net
   of related income taxes............................           0.7              (2.3)
  Cumulative effect of accounting change,
    net of related income taxes.......................           -               280.9
  Amortization of deferred policy acquisition
   costs..............................................          51.4              23.0
  Additions to deferred policy acquisition costs......         (85.8)            (81.9)
  Accrued investment income...........................          26.0              10.0
  Premiums due and other receivables..................          30.9              51.2
  Contractholder and policyholder liabilities
    and dividends.....................................         481.2             349.6
  Current and deferred income taxes...................          63.3             100.8
  Net realized/unrealized capital (gains) losses......          76.7             (98.1)
  Depreciation and amortization expense...............          24.6              25.0
  Amortization of mortgage servicing rights...........         111.2              67.9
  Stock-based compensation............................           3.5               -
  Mortgage servicing rights valuation adjustments.....         159.3               1.4
  Other...............................................        (142.9)           (198.1)
                                                      ----------------- ----------------
Net adjustments.......................................         800.1             529.4
                                                      ----------------- ----------------
Net cash provided by operating activities.............         955.8             494.5

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases...........................................      (2,911.7)         (3,841.2)
  Sales...............................................         690.6           1,627.4
  Maturities..........................................       1,065.9           1,140.1
Net cash flows from trading securities................           -               (14.1)
Mortgage loans acquired or originated.................     (16,253.6)        (10,615.0)
Mortgage loans sold or repaid.........................      16,191.3          10,777.0
Purchase of mortgage servicing rights.................        (310.6)           (252.7)
Proceeds from sale of mortgage servicing rights.......           0.5               1.6
Real estate acquired..................................         (98.9)           (108.5)
Real estate sold......................................          25.6              25.2
Net change in property and equipment..................          (3.1)            (14.1)
Net proceeds from sales of subsidiaries...............           2.1               -
Purchases of interest in subsidiaries, net of cash
  acquired............................................         (60.3)              -
Net change in other investments.......................           0.5             370.1
                                                      ----------------- ----------------
Net cash used in investing activities.................    $ (1,661.7)       $   (904.2)

                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ----------------------------------
                                                             2003             2002
                                                      ----------------- ----------------
                                                                    (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock, net of call and put
  options............................................    $    (3.0)        $    11.0
Acquisition and sales of treasury stock, net.........       (184.1)            (23.3)
Issuance of long-term debt...........................          7.5               7.9
Principal repayments of long-term debt...............         (4.4)            (42.8)
Net proceeds of short-term borrowings................        192.8             181.6
Investment contract deposits.........................      2,937.8           1,913.2
Investment contract withdrawals......................     (2,312.4)         (1,710.1)
                                                      ----------------- ----------------
Net cash provided by financing activities............        634.2             337.5
                                                      ----------------- ----------------
Net decrease in cash and cash equivalents............        (71.7)            (72.2)
Cash and cash equivalents at beginning of period.....      1,038.6             561.2
                                                      ----------------- ----------------
Cash and cash equivalents at end of period...........    $   966.9         $   489.0
                                                      ================= ================

             SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. and its majority-owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2002, included in our Form 10-K for the year ended December 31, 2002, filed with the United States Securities and Exchange Commission. The accompanying consolidated statement of financial position at December 31, 2002, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the December 31, 2002 and March 31, 2002, financial statements to conform to the March 31, 2003, presentation.

SEPARATE ACCOUNTS

At March 31, 2003, the separate accounts included a separate account valued at $838.0 million, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Activity of the separate account shares is reflected in both the separate account assets and separate account liabilities and does not impact our results of operations.

STOCK-BASED COMPENSATION

At March 31, 2003, we have four stock-based compensation plans. We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Awards under our plans vest over periods ranging from three months to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three months ended March 31, 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                         FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      ----------------------------------
                                                                             2003             2002
                                                                      ----------------- ----------------
                                                                       (IN MILLIONS, EXCEPT PER SHARE
                                                                                    DATA)

Net income (loss), as reported..................................         $155.7            $(34.9)
Add:  Stock-based compensation expense included in reported
  net income, net of related tax effects........................            3.0               2.3
Deduct:  Total stock-based compensation expense determined
  under fair value based method for all awards, net of
  related tax effects...........................................            3.9               3.9
                                                                      ----------------- ----------------
Pro forma net income (loss).....................................         $154.8            $(36.5)
                                                                      ================= ================
Basic and diluted earnings per share:
  As reported...................................................         $  0.47           $ (0.10)
  Pro forma.....................................................            0.47             (0.10)


2.  FEDERAL INCOME TAXES

The effective income tax rate on net income for the three months ended March 31, 2003 and 2002, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)
3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                                         FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       -------------------------------
                                                                            2003             2002
                                                                       --------------   --------------
                                                                               (IN MILLIONS)
COMPREHENSIVE INCOME (LOSS):
Net income (loss)................................................         $ 155.7         $  (34.9)
Net change in unrealized gains and losses on fixed maturities,
  available-for-sale.............................................           406.8           (359.6)
Net change in unrealized gains and losses on equity securities,
  available-for-sale, including seed money in separate accounts..            (5.1)            19.4
Adjustments for assumed changes in amortization patterns:
  Deferred policy acquisition costs..............................           (48.1)            41.5
  Unearned revenue reserves......................................             2.1             (2.8)
Net change in unrealized gains and losses on derivative
  instruments....................................................            14.4             12.6
Adjustments to unrealized gains for Closed Block policyholder
  dividend obligation............................................           (38.2)             -
Provision for deferred income tax benefit (expense)..............          (117.0)           102.3
Change in net foreign currency translation adjustment............            (9.2)            11.5
                                                                       --------------   --------------
Comprehensive income (loss)......................................         $ 361.4         $ (210.0)
                                                                       ==============   ==============

4.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

LITIGATION

We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance, and mortgage banking. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned ESTHER L. GAYMAN V. PRINCIPAL MUTUAL HOLDING COMPANY, ET AL. On April 16, 2002, the Court granted our Motion to Dismiss and ordered the lawsuit be dismissed in its entirety. On April 17, 2002, a Judgment was entered to that effect. The Plaintiffs filed an appeal on May 15, 2002, with the 7th Circuit Court of Appeals. On November 22, 2002, the 7th Circuit Court of Appeals affirmed the District Court's decision. The Plaintiffs filed a Petition for a Writ of Certiorari on April 21, 2003, requesting the United States Supreme Court to review the decision of the 7th Circuit Court of Appeals.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

4.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

While the outcome of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on our business, financial position or results of operations. The outcome of litigation is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect our results of operations in a particular quarter or annual period.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2003 through 2019. The estimated maximum exposure under these agreements as of March 31, 2003, was $183.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to our results of operations.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac") for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250 million Australian dollars (approximately U.S. $150 million). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. Finally, we are reviewing the applicability of the indemnification regarding this matter. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on our results of operations in a particular quarter or annual period.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The amount of our exposure is based on the potential loss that may be incurred if the repurchased mortgage loans are processed through the foreclosure process. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations are estimated to be approximately 0.04% of annual mortgage loan production levels. Total losses on the mortgage loans repurchased are estimated to approximate 25% of the unpaid principal balance of the related mortgage loans. As of March 31, 2003, $1.6 million has been accrued for representing the fair value of such indemnifications issued after January 1, 2003, in accordance with Financial Accounting Standards Board Interpretation Number 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

4.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group and other divestitures, the sale of servicing rights in our mortgage banking business, acquisitions, and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or results of operations.

5.  SEGMENT INFORMATION

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

The International Asset Management and Accumulation segment offers retirement products and services, annuities, long-term mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, Japan, India and Malaysia. Prior to October 31, 2002, the operating segment included BT Financial Group, an Australia based asset manager. We sold substantially all of BT Financial Group, effective October 31, 2002. As a result, the results of operations (excluding corporate overhead) for BT
Financial Group are reported as other after-tax adjustments for all periods presented.

The Life and Health insurance segment provides individual and group life insurance, group health insurance and individual and group disability insurance throughout the U.S.

The Mortgage Banking segment originates and services residential mortgage loan products for customers in the U.S.

The Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities, income on capital not allocated to other segments, intersegment eliminations and certain income, expenses and other after-tax adjustments not allocated to the segments based on review of the nature of such items.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

5.  SEGMENT INFORMATION (CONTINUED)

We evaluate segment performance on segment operating earnings, which is determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business. However, segment operating earnings are not a substitute for net income determined in accordance with U.S. GAAP.

For the three months ended March 31, 2003, other after-tax adjustments of ($0.7) million included the negative effects of a change in the estimated loss on disposal of BT Financial Group.

For the three months ended March 31, 2002, other after-tax adjustments of ($280.6) million included the negative effects of: (1) a cumulative effect of accounting change related to the implementation of SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, ($280.9 million) and (2) expenses related to the demutualization ($2.0 million); and the positive effect of the income from discontinued operations of BT Financial Group ($2.3 million).

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of capital allocation. We allocate capital to our segments based upon an internal capital model that allows management to more effectively manage our capital.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

5.  SEGMENT INFORMATION (CONTINUED)

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------
                                                                      2003                 2002
                                                               -----------------     ---------------
                                                                           (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation....................       $    886.0            $    862.1
International Asset Management and Accumulation...........             76.8                  75.9
Life and Health Insurance.................................          1,012.3                 978.5
Mortgage Banking..........................................            404.5                 208.7
Corporate and Other.......................................             (0.7)                 10.5
                                                                ----------------     ---------------
  Total segment operating revenues........................          2,378.9               2,135.7
Net realized/unrealized capital gains (losses), including
  recognition of front-end fee revenues and certain market
  value adjustments to fee revenues.......................            (82.1)                 92.1
                                                               -----------------     ---------------
  Total revenue per consolidated statements of operations.       $  2,296.8            $  2,227.8
                                                               =================     ===============
REVENUES FROM EXTERNAL CUSTOMERS:
U.S. Asset Management and Accumulation....................       $    821.8            $    768.3
International Asset Management and Accumulation...........             71.2                  83.2
Life and Health Insurance.................................            998.5                 963.2
Mortgage Banking..........................................            402.2                 208.7
Corporate and Other.......................................              3.1                 204.4
                                                               -----------------     ---------------
  Total external revenues.................................       $  2,296.8            $  2,227.8
                                                               =================     ===============
INTERSEGMENT REVENUES:
U.S. Asset Management and Accumulation....................       $     13.3            $     14.6
International Asset Management and Accumulation...........              -                     -
Life and Health Insurance.................................             (1.3)                 (1.5)
Mortgage Banking..........................................              2.3                   -
Corporate and Other.......................................            (14.3)                (13.1)
                                                               -----------------     ---------------
  Total...................................................       $      -              $      -
                                                               =================     ===============
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ...................       $     97.5            $    100.2
International Asset Management and Accumulation...........              6.6                   1.2
Life and Health Insurance.................................             59.1                  54.3
Mortgage Banking..........................................             52.3                  26.5
Corporate and Other ......................................             (5.0)                  0.3
                                                               -----------------     ---------------
  Total segment operating earnings......................              210.5                 182.5
Net realized/unrealized capital gains (losses), as                    (54.1)                 63.2
  adjusted................................................
Other after-tax adjustments...............................             (0.7)               (280.6)
                                                               -----------------     ---------------
  Net income (loss) per consolidated statements of
    operations............................................      $     155.7            $    (34.9)
                                                               =================     ===============

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

6.  EARNINGS PER SHARE

Reconciliations   of   weighted-average   shares  outstanding  and  income  from
continuing operations for basic and diluted earnings per share are presented below:

                                      FOR THE THREE MONTHS ENDED                 FOR THE THREE MONTHS ENDED
                                            MARCH 31, 2003                             MARCH 31, 2002
                                ----------------------------------------   ----------------------------------------
                                               WEIGHTED-                                  WEIGHTED-
                                               AVERAGE      PER SHARE                     AVERAGE      PER SHARE
                                  INCOME       SHARES        AMOUNT           INCOME      SHARES        AMOUNT
                                -----------  ------------- -------------   ------------ -------------- ------------
                                      (IN MILLIONS)                              (IN MILLIONS)
Basic earnings per share:
Income from continuing
  operations................     $156.4        331.4         $0.47           $243.7       360.4          $0.68
Dilutive effects:
  Stock options.............                     0.3                                        0.3
  Restricted stock
    units (1)...............                     -                                          -
  Put options (1)...........                     -                                          -
                                -----------  ------------- -------------   ------------ -------------- ------------
Diluted earnings per share..     $156.4        331.7         $0.47           $243.7       360.7          $0.68
                                ===========  ============= =============   ============ ============== ============

-----------------
(1) The dilutive effect was less than 0.1 million shares.

The calculation of diluted earnings per share for the three months ended March 31, 2003 excludes the incremental effect related to call options to purchase our stock and certain outstanding stock-based compensation grants due to their anti-dilutive effect.

The calculation of diluted earnings per share for the three months ended March 31, 2002, excludes the incremental effect related to a put option contract. This contract's strike price was lower than the average market price of our stock during the period the contract was outstanding, resulting in an anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of March 31, 2003, compared with December 31, 2002, and our consolidated results of operations for the three months ended March 31, 2003 and 2002, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2002, filed with the United
States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

OVERVIEW

We are a leading provider of retirement savings, investment and insurance products and services. We have four operating segments:

o U.S. Asset Management and Accumulation, which consists of our asset accumulation operations which provide products and services, including retirement savings and related investment products and services, and our asset management operations conducted through Principal Global Investors. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

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

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following businesses, among others, during 2003 and 2002:

IDBI - PRINCIPAL ASSET MANAGEMENT COMPANY. On March 28, 2003, our wholly-owned subsidiary, Principal Financial Group (Mauritius) Ltd. signed a buy-sale agreement to purchase an additional 50% ownership of IDBI - Principal Asset Management Company in India from Industrial Development Bank of India ("IDBI") for 940 million Indian Rupees ("INR") (approximately U.S. $19.8 million). This transaction will give Principal Financial Group (Mauritius) Ltd. 100% ownership of IDBI - Principal Asset Management Company. We expect this transaction to be completed in the second quarter of 2003.

Principal Financial Group (Mauritius) Ltd. is also in negotiations to sell minority ownership of IDBI - Principal Asset Management Company to Punjab National Bank and Vijaya Bank, two large Indian commercial banks. Subsequent to the close of these transactions, Principal Financial Group (Mauritius) Ltd. will retain majority ownership of IDBI - Principal Asset Management Company. We expect to close negotiations in the second half of 2003.

We currently account for IDBI - Principal Asset Management Company using the equity method of accounting. We plan to fully consolidate the subsidiary when we become majority owners.

AFORE TEPEYAC S.A. DE C.V. On February 28, 2003, we purchased a 100% ownership of AFORE Tepeyac S.A. de C.V. ("AFORE Tepeyac") in Mexico from Mapfre American Vida, Caja Madrid and Mapfre Tepeyac for MX$590.0 million Mexican Pesos ("MX$") (approximately U.S. $53.5 million). The operations of AFORE Tepeyac have been integrated into Principal International, Inc., as a part of our International Asset Management and Accumulation segment.

BENEFIT CONSULTANTS, INC. On January 1, 2003, we acquired Benefit Consultants, Inc. ("BCI Group") headquartered in Appleton, Wisconsin. BCI Group is a full-service consulting, actuarial and administration firm that specializes in administering qualified and nonqualified retirement benefit plans with a primary focus on employee stock ownership plans. Effective, January 1, 2003, the operations of BCI Group are reported in our U.S. Asset Management and Accumulation segment.

ZURICH AFORE S.A. DE C.V. On May 31, 2002, we purchased a 100% ownership of Zurich AFORE S.A. de C.V. ("Zurich AFORE") in Mexico from Zurich Financial Services for MX$480.5 million (approximately U.S. $49.0 million). The operations of Zurich AFORE have been integrated into Principal International, Inc., as a part of our International Asset Management and Accumulation segment.

DISPOSITIONS

We entered into disposition agreements or disposed of the following businesses, among others, during 2003 and 2002:

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

Excluding contingent proceeds, our estimated after-tax proceeds from the sale are expected to be approximately U.S. $875.0 million. This amount includes cash proceeds, expected tax benefits, and gain from unwinding the hedged asset associated with our investment in BT Financial Group. As of December 31, 2002, we accrued for an estimated after-tax loss on disposal of $208.7 million. During the three months ended March 31, 2003, we incurred an additional after-tax loss of $0.7 million. These losses are recorded in the loss from discontinued operations in the consolidated statements of operations. Future adjustments to the estimated loss are expected to be recorded through the first half of 2003, as the proceeds from the sale are finalized.

BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) and cash flows have been removed from our results of continuing operations for all periods presented. Corporate overhead allocated to BT Financial Group does not qualify for discontinued operations treatment under SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, and therefore is still included in our results of continuing operations. The results of operations (excluding corporate overhead) for BT Financial Group are reported as other after-tax adjustments in our International Asset Management and Accumulation segment. Selected financial information for the discontinued operations is as follows:


                                                           FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                       ------------------------------------
                                                             2003                2002
                                                       -----------------    ---------------
                                                       (IN MILLIONS, EXCEPT AS INDICATED)

Total assets under management ($ in
  billions).................................               $   -               $  20.7
                                                       =================    ===============
Total revenues. ............................               $   -               $  44.8
                                                       =================    ===============
Loss from continuing operations (corporate
  overhead).................................               $   -               $  (0.8)

Income (loss) from discontinued operations:
Income (loss) before income taxes...........                   -                   6.6
Income taxes (benefits).....................                   -                   4.3
                                                       -----------------    ---------------
Income (loss) from discontinued operations..                   -                   2.3
Loss on disposal, net of related income
  taxes.....................................                  (0.7)                -
                                                       -----------------    ---------------
Income (loss) from discontinued operations,
  net of related income taxes...............                  (0.7)                2.3
Cumulative effect of accounting change, net
  of related income taxes...................                   -                (255.4)
                                                       -----------------    ---------------
Net loss....................................               $  (0.7)            $(253.9)
                                                       =================    ===============

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac") for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250 million Australian dollars (approximately U.S. $150 million). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. Finally, we are reviewing the applicability of the indemnification regarding this matter. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on our results of operations in a particular quarter or annual period.

COVENTRY HEALTH CARE. On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. We received proceeds of $325.4 million, resulting in a net realized capital gain of $183.0 million, or $114.5 million net of income taxes.

We reported our investment in Coventry in our Corporate and Other segment and accounted for it using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million for the three months ended March 31, 2002.

OTHER TRANSACTIONS

SALE OF RETAIL FIELD MORTGAGE LENDING BRANCH OFFICES. On February 5, 2003, Principal Residential Mortgage signed a definitive agreement to sell the retail field mortgage lending branches to American Home Mortgage, Inc. ("American Home Mortgage"), an independent retail mortgage banking company. American Home Mortgage has paid Principal Residential Mortgage a guaranteed profit margin on its application pipeline that existed as of February 4, 2003 and has purchased the assets of the branch network and assumed related liabilities.

REINSURANCE TRANSACTION. Effective January 1, 2002, we entered into a reinsurance agreement to reinsure group medical insurance contracts. We have amended the contract. Effective January 1, 2003, the reinsurance contract will be reported under the deposit method of accounting. This will reduce ceded premiums and claims prospectively.

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

In January 2002, the Argentine government ended its tie of the Argentine peso to the U.S. dollar, creating a dual currency system with an official fixed exchange rate of 1.4 pesos to 1.0 U.S. dollar for import and export transactions and a "free" floating exchange rate for other transactions, subsequently floating the Argentine peso in February 2002. The devaluation did not materially impact our consolidated results of operations.

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated operating earnings and net income. Our consolidated net income was negatively impacted $1.8 million for the three months ended March 31, 2003 and positively impacted $1.3 million for the three months ended March 31, 2002, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. "Quantitative and Qualitative Disclosures about Market Risk."

PENSION AND OTHER POST-RETIREMENT BENEFIT EXPENSE

The 2003 annual pension benefit expense for substantially all of our employees and certain agents is approximately $60.2 million pre-tax, $39.1 million after-tax. This is an annual pre-tax increase of $53.7 million over the 2002 pre-tax pension expense of $6.5 million. Approximately $15.0 million of pre-tax pension expense was reflected in the determination of first quarter, 2003 net income. In addition, approximately $15.0 million of pre-tax pension expense will be reflected in each of the following three quarters of 2003. This increase in expense over 2002 is primarily due to the impact of low interest rates and the equity market downturn. The discount rate used to value the liabilities was lowered to 6.5% from the 2002 discount rate of 7.5% and the return on assets assumption was lowered to 8.5% from the 2002 return on assets assumption of 9.0%. To a lesser extent, the expense for other post-retirement benefits expense increased as well.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the years indicated:

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             ------------------------------
                                                                2003             2002
                                                             -------------    -------------
INCOME STATEMENT DATA:                                                (IN MILLIONS)
Revenues:
  Premiums and other considerations.........................    $  905.5       $   885.7
  Fees and other revenues...................................       632.0           432.9
  Net investment income.....................................       836.0           811.1
  Net realized/unrealized capital gains (losses)............       (76.7)           98.1
                                                             -------------   --------------
    Total revenues..........................................     2,296.8         2,227.8

Expenses:
  Benefits, claims and settlement expenses..................     1,195.2         1,203.2
  Dividends to policyholders................................        80.1            82.4
  Operating expenses........................................       799.3           592.2
                                                             -------------   --------------
    Total expenses..........................................     2,074.6         1,877.8
                                                             -------------   --------------

Income from continuing operations before income taxes.......       222.2           350.0
Income taxes................................................        65.8           106.3
                                                             -------------   --------------
  Income from continuing operations, net of related
    income taxes............................................       156.4           243.7

Income (loss) from discontinued operations, net of related
  income taxes..............................................        (0.7)            2.3
                                                             -------------   --------------
  Income before cumulative effect of accounting changes.....       155.7           246.0

Cumulative effect of accounting change, net of related
  income taxes..............................................         -            (280.9)
                                                             -------------   --------------
  Net income (loss).........................................    $  155.7       $   (34.9)
                                                             =============   ==============

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Premiums and other considerations increased $19.8 million, or 2%, to $905.5 million for the three months ended March 31, 2003, from $885.7 million for the three months ended March 31, 2002. The increase reflected a $26.1 million increase from the Life and Health Insurance segment, primarily related to health premium rate increases, a reduction in ceded premiums resulting from a change in the accounting treatment of a group medical reinsurance contract, and increased group disability sales. The increase also reflected a $4.2 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in individual payout annuity sales due to an expanding distribution presence that was partially offset by a decrease in pension full-service payout sales of single premium group annuities with life contingencies. These increases were partially offset by a $10.5 million decrease from the International Asset Management and Accumulation segment due to a decrease in Chile primarily a result of decreased sales of single premium annuities with life contingencies related to market contraction, the weakening of the Chilean peso versus the U.S. dollar, and a decrease in Mexico primarily a result of prolonged government retention of potential annuitants.

Fees and other revenues increased $199.1 million, or 46%, to $632.0 million for the three months ended March 31, 2003, from $432.9 million for the three months ended March 31, 2002. The increase was primarily due to a $178.9 million increase from the Mortgage Banking segment resulting from an increase in mortgage loan production fee revenues, reflecting the increase in mortgage loan production volume. The increase also related to an $11.7 million increase from the U.S. Asset Management and Accumulation segment primarily related to the acquisition of BCI Group and an increase in the fee scale of selected funds. In addition, the increase was also due to a $7.4 million increase from the Life and Health Insurance segment, primarily related to growth and fee increases in the fee-for-service business and growth in our individual universal and variable universal life insurance business.

Net investment income increased $24.9 million, or 3%, to $836.0 million for the three months ended March 31, 2003, from $811.1 million for the three months ended March 31, 2002. The increase was primarily a result of a $5,180.3 million, or 11%, increase in average invested assets and cash. Partially offsetting the increase was a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 6.6% for the three months ended March 31, 2003, compared to 7.1% for the three months ended March 31, 2002. This reflects lower yields on fixed maturity securities due in part to a lower interest rate environment.

Net realized/unrealized capital losses increased $174.8 million to $76.7 million of net realized/unrealized capital losses for the three months ended March 31, 2003, from $98.1 million of net realized/unrealized capital gains for the three months ended March 31, 2002. The increase was primarily due to the capital gain realized as the result of the sale of our remaining investment in Coventry in February 2002 with no corresponding activity in 2003. There was also an increase in other than temporary impairments of fixed maturity securities partially offset by lower losses on the sales of fixed maturity securities and equity securities.

Benefits, claims and settlement expenses decreased $8.0 million, or 1%, to $1,195.2 million for the three months ended March 31, 2003, from $1,203.2 million for the three months ended March 31, 2002. The decrease was due to a $12.2 million decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in interest credited to customers. The decrease also reflected a $5.2 million decrease from the International Asset Management and Accumulation segment primarily a result of prolonged government retention of potential annuitants in Mexico. These decreases were partially offset by an $8.3 million increase from the Life and Health Insurance segment, primarily due to a reduction in ceded claims for group medical reinsurance, which was a result of a change in the accounting treatment of the contract.

Dividends to policyholders decreased $2.3 million, or 3%, to $80.1 million for the three months ended March 31, 2003, from $82.4 million for the three months ended March 31, 2002. The decrease was primarily attributable to a $2.5 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life dividend scale.

Operating expenses increased $207.1 million, or 35%, to $799.3 million for the three months ended March 31, 2003, from $592.2 million for the three months ended March 31, 2002. The increase was largely due to a $153.8 million increase from the Mortgage Banking segment primarily resulting from growth in the mortgage loan servicing portfolio, an increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and an increase in the mortgage loan production volume. The increase was also due to a $45.3 million increase in the U.S Asset Management and Accumulation segment due to higher incentive compensation accruals, the expansion of our asset management offshore operations and deferred policy acquisition cost ("DPAC") unlocking. In addition, Life and Health Insurance segment operating expenses increased $21.5 million related to increased employee benefit costs, a decrease in DPAC capitalization due to the decrease in sales, and growth in the fee-for-service business. These increases were partially offset by a $10.9 million decrease from the Corporate and Other segment, primarily due to decreased corporate initiatives funded by this segment.

Income taxes decreased $40.5 million, or 38%, to $65.8 million for the three months ended March 31, 2003 from $106.3 million for the three months ended March 31, 2002. The effective income tax rate was 30% for the three months ended March 31, 2003 and 2002. The effective income tax rates for the three months ended March 31, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes.

As a result of the foregoing factors and the inclusion of loss from discontinued operations and the cumulative effect of accounting change, net of related income taxes, net income increased $190.6 million to $155.7 million of net income for the three months ended March 31, 2003, from $34.9 million of net loss for the three months ended March 31, 2002. The loss from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting change was related to our implementation of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142") in 2002.


RESULTS OF OPERATIONS BY SEGMENT

We evaluate segment performance by segment operating earnings, which excludes the effect of net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments. Segment operating earnings are determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments that we believe are not indicative of overall operating trends. However, it is possible that these adjusting items have occurred in the past and could recur in the future. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

The following table presents segment information as of or for the periods indicated:

                                                                               AS OF OR FOR THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                         -----------------------------------
                                                                                2003                2002
                                                                         ---------------     ---------------
                                                                                     (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation..........................           $   886.0          $     862.1
International Asset Management and Accumulation.................                76.8                 75.9
Life and Health Insurance.......................................             1,012.3                978.5
Mortgage Banking................................................               404.5                208.7
Corporate and Other(1)..........................................                (0.7)                10.5
                                                                         ---------------     ---------------
  Total segment operating revenues..............................             2,378.9              2,135.7
Net realized/unrealized capital gains (losses), including
  recognition of front-end fee revenues and certain market value
  adjustments to fee revenues(2)................................               (82.1)                92.1
                                                                         ---------------     ---------------
  Total revenue per consolidated statements of operations.......           $ 2,296.8          $   2,227.8
                                                                         ===============     ===============
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .........................           $    97.5          $     100.2
International Asset Management and Accumulation.................                 6.6                  1.2
Life and Health Insurance.......................................                59.1                 54.3
Mortgage Banking................................................                52.3                 26.5
Corporate and Other ............................................                (5.0)                 0.3
                                                                         ---------------     ---------------
  Total segment operating earnings..............................               210.5                182.5
Net realized/unrealized capital gains (losses), as adjusted(2)..               (54.1)                63.2
Other after-tax adjustments(3)..................................                (0.7)              (280.6)
                                                                         ---------------     ---------------
  Net income (loss) per consolidated statements of operations...           $   155.7          $     (34.9)
                                                                         ===============     ===============
TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation(4).......................           $72,396.8           $ 68,738.6
International Asset Management and Accumulation.................             2,269.6              4,677.7
Life and Health Insurance.......................................            11,477.0             10,939.1
Mortgage Banking................................................             3,651.5              2,897.3
Corporate and Other(5)..........................................             2,045.6              1,506.0
                                                                         ---------------     ---------------
  Total assets..................................................           $91,840.5          $  88,758.7
                                                                         ===============     ===============
-----------------------

(1)Includes inter-segment eliminations primarily related to internal investment management fee revenues, commission fee revenues paid to U.S. Asset
   Management and Accumulation agents for selling Life and Health Insurance segment insurance products, internal interest paid to our Mortgage Banking segment for escrow accounts deposited with our U.S. Asset Management and Accumulation segment.

(2)In addition to sales activity and other than temporary impairments, net realized/unrealized capital gains (losses) include unrealized gains (losses) on mark to market changes of certain seed money investments and investments classified as trading securities, as well as unrealized gains (losses) on certain derivatives. Net realized/unrealized capital gains (losses), as adjusted, are net of income taxes, net realized capital gains and losses distributed, minority interest capital gains, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and certain market value adjustments to fee revenues.

                                                                    FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 -------------------------------
                                                                       2003             2002
                                                                 --------------   --------------
                                                                            (IN MILLIONS)

Net realized/unrealized capital gains (losses)................    $   (76.7)        $   98.1
Certain market value adjustments to fee revenues..............         (9.8)            (8.6)
Recognition of front-end fee revenues.........................          4.4              2.6
                                                                 --------------   --------------
  Net realized/unrealized capital gains (losses),
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues...............................        (82.1)            92.1
Amortization of deferred policy acquisition costs
  related to net realized capital gains (losses)..............          3.7             10.9
Capital losses distributed....................................          1.6              -
Minority interest capital gains...............................         (0.1)             -
                                                                 --------------   --------------
  Net   realized/unrealized   capital   gains   (losses),
    including recognition  of front-end  fee  revenues and
    certain market value adjustments  to fee  revenues,  net
    of related amortization  of deferred policy acquisition
    costs,  capital losses distributed and minority interest
    capital gains.............................................        (76.9)           103.0
Income tax effect.............................................         22.8            (39.8)
                                                                 --------------   --------------
  Net realized/unrealized capital gains (losses), as
    as adjusted...............................................    $   (54.1)        $   63.2
                                                                 ==============   ==============

(3)For the three months ended March 31, 2003, other after-tax adjustments of $0.7 million included the negative effect of a change in the estimated loss on disposal of BT Financial Group. For the three months ended March 31, 2002, other after-tax adjustments of $280.6 million included (1) the negative effects of: (a) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million) and (b) expenses related to our demutualization ($2.0 million) and (2) the positive effect of the income on discontinued operations of BT Financial Group ($2.3 million).

(4)U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $838.0 million at March 31, 2003, and $1.1 billion at March 31, 2002. Activity of the separate account was reflected in both separate account assets and separate account liabilities and did not impact our results of operations.

(5)Includes inter-segment elimination amounts related to internally generated mortgage loans and an internal line of credit. The U.S. Asset Management and Accumulation segment and Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment. In addition, the Corporate and Other segment managed a revolving line of credit used by other segments.

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the years indicated:

                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------
                                                         2003                 2002
                                                    ----------------     ----------------
                                                               (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating revenues(1):
  Premiums and other considerations...........       $     113.8          $     109.6
  Fees and other revenues.....................             184.8                173.7
  Net investment income.......................             587.4                578.8
                                                    ----------------     ----------------
    Total operating revenues..................             886.0                862.1

Expenses:
  Benefits, claims and settlement expenses,
  including dividends to policyholders........             535.6                547.6
  Operating expenses..........................             225.4                187.5
                                                    ----------------     ----------------
    Total expenses............................             761.0                735.1
                                                    ----------------     ----------------
Pre-tax operating earnings....................             125.0                127.0
Income taxes..................................              27.5                 26.8
                                                    ----------------     ----------------
Operating earnings............................       $      97.5          $     100.2
                                                    ================     ================

-----------------------------
(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Premiums and other considerations increased $4.2 million, or 4%, to $113.8 million for the three months ended March 31, 2003, from $109.6 million for the three months ended March 31, 2002. The increase primarily resulted from a $15.4 million increase in individual payout annuity sales due to an expanding distribution presence. This increase was offset by an $11.2 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment, and the ability to attract new sales.

Fees and other revenues increased $11.1 million, or 6%, to $184.8 million for the three months ended March 31, 2003, from $173.7 million for the three months ended March 31, 2002. Pension full-service accumulation fees and other revenue increased $7.0 million primarily due to the acquisition of BCI Group and an increase in the fee scale of selected funds. In addition, Principal Global
Investors fees and other revenues increased $5.3 million primarily due to increased revenues from Spectrum and the expansion of our asset management offshore operations.

Net investment income increased $8.6 million, or 1%, to $587.4 million for the three months ended March 31, 2003, from $578.8 million for the three months ended March 31, 2002. The increase primarily resulted from a $3,375.5 million, or 10%, increase in average invested assets and cash. The increase was offset by a decrease in the average annualized yield on invested assets and cash, which was 6.3% for the three months ended March 31, 2003, compared to 6.8% for the three months ended March 31, 2002.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $12.0 million, or 2%, to $535.6 million for the three months ended

March 31, 2003, from $547.6 million for the three months ended March 31, 2002. The decrease primarily resulted from a $25.8 million decrease in our pension full-service accumulation business. This decrease was largely due a decrease in interest credited to customers and a decrease in our participating block of business. Partially offsetting this decrease was a $14.8 million increase, which primarily related to an increase in reserves resulting from higher individual payout annuity sales.

Operating expenses increased $37.9 million, or 20%, to $225.4 million for the three months ended March 31, 2003, from $187.5 million for the three months ended March 31, 2002. The increase largely resulted from a $15.1 million increase in Principal Global Investors operating expenses due to higher incentive compensation accruals and the expansion of our asset management offshore operations. In addition, pension full-service accumulation operating expenses increased $12.0 million primarily due to favorable unlocking of DPAC in 2002, resulting from a change in the compensation structure for Employee Benefit Sales and Service. Furthermore, individual deferred annuity operating expenses increased $7.4 million primarily due to DPAC unlocking caused by adverse separate account performance and higher lapse rates associated with the variable deferred annuity product line.

Income taxes increased $0.7 million, or 3%, to $27.5 million for the three months ended March 31, 2003, from $26.8 million for the three months ended March 31, 2002. The effective income tax rate for this segment was 22% for the three months ended March 31, 2003, and 21% for the three months ended March 31, 2002. The effective income tax rates for the three months ended March 31, 2003 and 2002, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

Operating earnings decreased $2.7 million, or 3%, to $97.5 million for the three months ended March 31, 2003 from $100.2 million for the three months ended March 31, 2002 primarily reflecting higher incentive compensation accruals, the expansion of the asset management offshore operations and favorable DPAC unlocking in 2002.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the International Asset Management and Accumulation segment for the years indicated:

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                  2003              2002
                                                              -------------    ---------------
                                                                       (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other considerations......................     $   30.7           $  41.2
  Fees and other revenues................................         14.8              12.1
  Net investment income..................................         31.3              22.6
                                                              -------------    ---------------
    Total operating revenues.............................         76.8              75.9

Expenses:
  Benefits, claims and settlement expenses...............         48.1              52.7
  Operating expenses.....................................         20.6              22.8
                                                              -------------    ---------------
    Total expenses.......................................         68.7              75.5
                                                              -------------    ---------------
Pre-tax operating earnings...............................          8.1               0.4
Income taxes (benefits)..................................          1.5              (0.8)
                                                              -------------    ---------------
Operating earnings.......................................     $    6.6           $   1.2
                                                              =============    ===============

OTHER DATA:
Operating earnings (loss):
  Principal International................................     $    6.6           $   2.0
  BT Financial Group.....................................          -                (0.8)

---------------------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Premiums and other considerations decreased $10.5 million, or 25%, to $30.7 million for the three months ended March 31, 2003, from $41.2 million for the three months ended March 31, 2002. A decrease of $5.1 million in Chile was primarily a result of decreased sales of single premium annuities with life contingencies due to market contraction and the weakening of the Chilean peso versus the U.S. dollar. In addition, a decrease of $4.2 million in Mexico was primarily a result of prolonged government retention of potential annuitants.

Fees and other revenues increased $2.7 million, or 22%, to $14.8 million for the three months ended March 31, 2003, from $12.1 million for the three months ended March 31, 2002. An increase of $3.3 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of Zurich AFORE in 2002 and AFORE Tepeyac in 2003. The increase was partially offset by a decrease of $0.3 million in Argentina, primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment.

Net investment income increased $8.7 million, or 38%, to $31.3 million for the three months ended March 31, 2003, from $22.6 million for the three months ended March 31, 2002. The increase was primarily related to an increase in the annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, which was 7.9% for the three months ended March 31, 2003, compared to 6.2% for the three months ended March 31, 2002. To a lesser extent, the increase was due to a $155.4 million, or 12%, increase in average invested assets and cash, excluding our equity investment in subsidiaries.

Benefits, claims and settlement expenses decreased $4.6 million, or 9%, to $48.1 million for the three months ended March 31, 2003, from $52.7 million for the three months ended March 31, 2002. A $3.7 million decrease in Mexico was primarily a result of prolonged government retention of potential annuitants. In addition, a decrease of $1.2 million in Argentina was primarily related to the weakening of the Argentine peso versus the U.S. dollar and of the general economic environment.

Operating expenses decreased $2.2 million, or 10%, to $20.6 million for the three months ended March 31, 2003, from $22.8 million for the three months ended March 31, 2002. A decrease of $2.7 million was due to weakening currencies in Latin American countries. Partially offsetting this decrease was an increase of $2.2 million in Mexico primarily due to the acquisition of Zurich AFORE in 2002 and AFORE Tepeyac in 2003. Operating expenses incurred by BT Financial Group were $1.3 million for the three months ended March 31, 2002. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment.

Income tax expense increased $2.3 million to $1.5 million of income tax expense for the three months ended March 31, 2003, from a $0.8 million income tax benefit for the three months ended March 31, 2002. The increase was primarily a result of an increase in pre-tax operating earnings.

Operating earnings increased $5.4 million to $6.6 million for the three months ended March 31, 2003, from $1.2 million for the three months ended March 31, 2002 primarily due to increased earnings from the acquisition of Zurich AFORE in 2002 and higher nominal yields on invested assets in Chile.

LIFE AND HEALTH INSURANCE SEGMENT

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

                                                            FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          -------------------------------
                                                               2003              2002
                                                          ---------------    ------------
                                                                   (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations..................        $  761.0          $  734.9
  Fees and other revenues............................            84.4              77.0
  Net investment income..............................           166.9             166.6
                                                          --------------     ------------
    Total operating revenues.........................         1,012.3             978.5

Expenses:
  Benefits, claims and settlement expenses...........           617.8             609.5
  Dividends to policyholders.........................            75.5              78.0
  Operating expenses.................................           230.1             208.4
                                                          --------------     ------------
    Total expenses...................................           923.4             895.9
                                                          --------------     ------------
Pre-tax operating earnings...........................            88.9              82.6
Income taxes.........................................            29.8              28.3
                                                          --------------     ------------
Operating earnings...................................        $   59.1          $   54.3
                                                          ==============     ============
------------

(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Premiums and other considerations increased $26.1 million, or 4%, to $761.0 million for the three months ended March 31, 2003, from $734.9 million for the three months ended March 31, 2002. Health insurance premiums increased $22.7 million, primarily due to rate increases and a reduction in ceded premium for group medical reinsurance, which was a result a change in the accounting treatment of the contract. Disability insurance premiums increased $9.7 million primarily due to increased sales and favorable retention. Partially offsetting the increase was a $6.3 million decrease in life insurance premiums, primarily resulting from the continued shift of customer preference from traditional life insurance products to fee-based universal and variable universal life insurance products.

Fees and other revenues increased $7.4 million, or 10%, to $84.4 million for the three months ended March 31, 2003, from $77.0 million for the three months ended March 31, 2002. Fee revenues from our health insurance business increased $4.7 million, primarily a result of growth and fee increases. Fee revenues from our life insurance business increased $2.7 million, primarily due to the continued shift in customer preference, as previously mentioned.

Net investment income increased $0.3 million to $166.9 million for the three months ended March 31, 2003, from $166.6 million for the three months ended March 31, 2002. The increase primarily reflects a $578.6 million, or 6%, increase in average invested assets and cash for the segment. Partially offsetting the increase was a lower annualized average investment yield due in part to an overall lower interest rate environment. The annualized yield on average invested assets and cash was 7.0% for the three months ended March 31, 2003, compared to 7.4% for the three months ended March 31, 2002.

Benefits, claims and settlement expenses increased $8.3 million, or 1%, to $617.8 million for the three months ended March 31, 2003, from $609.5 million for the three months ended March 31, 2002. Health insurance benefits, claims and settlement expenses increased $8.6 million, primarily due to a reduction in ceded claims for group medical reinsurance, which was related to a change in the accounting treatment of the contract. Increased claim costs per member were more than offset by decreases in insured members and improved loss ratios. Disability insurance benefits, claims and settlement expenses increased $3.9 million, primarily a result of growth in the business. Partially offsetting these increases was a $4.2 million decrease in life insurance benefits, claims and settlement expenses primarily due to lower reserve increases related to the decrease in premium.

Dividends to policyholders decreased $2.5 million, or 3%, to $75.5 million for the three months ended March 31, 2003, from $78.0 million for the three months ended March 31, 2002. The decrease is primarily related to changes in the individual life dividend scale.

Operating expenses increased $21.7 million, or 10%, to $230.1 million for the three months ended March 31, 2003, from $208.4 million for the three months ended March 31, 2002. Health insurance operating expenses increased $14.0 million, primarily a result of prior period premium tax related adjustments in 2003, growth in the fee-for-service business, increased employee benefit costs, and increased commissions related to higher premiums. Disability insurance operating expenses increased $5.9 million primarily due to increases in compensation costs, non-deferrable commissions related to higher premium, non-deferrable distribution expenses associated with higher sales, and amortization of DPAC on a growing block of disability insurance business.

Income taxes increased $1.5 million, or 5%, to $29.8 million for the three months ended March 31, 2003, from $28.3 million for the three months ended March 31, 2002. The effective income tax rate for the segment was 34% for the three months ended March 31, 2003 and 2002. The effective income tax rates for the three months ended March 31, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

Operating earnings increased $4.8 million, or 9%, to $59.1 million for the three months ended March 31, 2003, from $54.3 million for the three months ended March 31, 2002 primarily due to improved health insurance loss ratios and favorable one-time reserve and expense adjustments in the life insurance business.

MORTGAGE BANKING SEGMENT

The following table presents certain summary financial data relating to the Mortgage Banking segment for the years indicated:

                                                             FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                       ------------------------------------
                                                             2003                2002
                                                       -----------------    ---------------
                                                                  (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues:
  Loan servicing..................................      $   164.1            $   127.6
  Loan production.................................          240.4                 81.1
                                                       -----------------    ---------------
    Total operating revenues......................          404.5                208.7

Expenses:
  Loan servicing..................................          256.9                127.9
  Loan production.................................           63.5                 38.7
                                                       -----------------    ---------------
    Total expenses................................          320.4                166.6
                                                       -----------------    ---------------
Pre-tax operating earnings........................           84.1                 42.1
Income taxes......................................           31.8                 15.6
                                                       -----------------    ---------------
Operating earnings................................      $    52.3            $    26.5
                                                       =================    ===============

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Total operating revenues increased $195.8 million, or 94%, to $404.5 million for the three months ended March 31, 2003, from $208.7 million for the three months ended March 31, 2002. Residential mortgage loan production revenues increased $159.3 million primarily due to an increase in mortgage loan production, which increased to $15.5 billion for the three months ended March 31, 2003, compared to $10.0 billion for the same period a year ago. A $36.5 million increase in residential mortgage loan servicing revenues reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $111.0 billion for the three months ended March 31, 2003, compared to $85.2 billion for the same period a year ago.

Total expenses increased $153.8 million, or 92%, to $320.4 million for the three months ended March 31, 2003, from $166.6 million for the three months ended March 31, 2002. A $129.0 million increase in residential mortgage loan servicing expenses resulted from increased expenses related to growth in the servicing portfolio and a $69.0 million increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity. Residential mortgage loan production expenses increased $24.8 million reflecting the increase in residential mortgage loan production volume.

Income taxes increased $16.2 million to $31.8 million for the three months ended March 31, 2003, from $15.6 million for the three months ended March 31, 2002. The increase in income taxes primarily resulted from an increase in pre-tax operating earnings. The effective income tax rate for this segment was 38% for the three months ended March 31, 2003, and 37% for the three months ended March 31, 2002. The effective income tax rates for the three months ended March 31, 2003 and 2002, were higher than the corporate income tax rate of 35% due to state income taxes.

Operating earnings increased $25.8 million, or 97%, to $52.3 million for the three months ended March 31, 2003, from $26.5 million for the three months ended March 31, 2002 primarily due to an increase in mortgage loan production volume and improved margins during this period of high production volume.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the years indicated:

                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                           ------------------------------------
                                                                 2003                2002
                                                           -----------------    ---------------
                                                                      (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues (1):
  Total operating revenues...........................       $   (0.7)            $10.5

Expenses:
  Total expenses.....................................            6.3              12.5
                                                           -----------------    ---------------
Pre-tax operating loss...............................           (7.0)             (2.0)
Income tax benefits..................................           (2.0)             (2.3)
                                                           -----------------    ---------------
Operating earnings (loss)............................       $   (5.0)            $ 0.3
                                                           =================    ===============
------------

(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Total operating revenues decreased $11.2 million to a negative $0.7 million for the three months ended March 31, 2003, from a positive $10.5 million for the three months ended March 31, 2002. Net investment income decreased $9.2 million, primarily due to a decrease in average annualized investment yields for the segment. The decrease in total revenues was also partially due to a $3.2 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total expenses decreased $6.2 million, or 50%, to $6.3 million for the three months ended March 31, 2003, from $12.5 million for the three months ended March 31, 2002. A decrease of $6.2 million related to corporate initiatives funded by this segment. In addition, inter-segment eliminations included in this segment increased $3.2 million, resulting in a decrease in total expenses. These decreases were partially offset by a $3.8 million increase in interest expense on the 144a debt, largely due to the termination of the hedges that were in place in 2002.

Income tax benefits decreased $0.3 million, or 13%, to $2.0 million for the three months ended March 31, 2003, from $2.3 million for the three months ended March 31, 2002.

Operating loss increased $5.3 million to $5.0 million of operating loss for the three months ended March 31, 2003, from $0.3 million of operating earnings for the three months ended March 31, 2002 primarily due to a decrease of average annualized investment yields.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $955.8 million and $494.5 million for the three months ended March 31, 2003 and 2002, respectively. The increase in 2003 compared to 2002 is primarily related to an increase in mortgage banking servicing and production fees, an increase in funds collected on behalf of investors related to mortgage banking services, as well as decreases in income tax payments and cash paid for benefits, claims and settlement expenses.

Net cash used in investing activities was $1,661.7 million and $904.2 million for the three months ended March 31, 2003 and 2002, respectively. The increase in cash used in investing activities between periods is primarily related to the sale of our shares of Coventry stock in 2002, with no corresponding sale occurring in 2003. Also contributing to the increase in cash used was an increase in the volume of net mortgage loans purchased and sold in 2003, compared to the prior year.

Net cash provided by financing activities was $634.2 million and $337.5 million for the three months ended March 31, 2003 and 2002, respectively. The increase in net cash provided by financing activities in 2003 compared to 2002 is primarily due to an increase in investment contract deposits, net of withdrawals. Partially offsetting this increase was an increase in cash used for the repurchase of shares of our common stock.

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

As of March 31, 2003, Principal Life has accrued a dividend in the amount of $200.0 million. In February 2003, Principal Life's board of directors declared an ordinary dividend of up to $490.0 million, however, we do not plan to transfer cash in addition to the amount accrued by Principal Life in 2003.

COMMON STOCK ISSUED AND TREASURY STOCK ACQUIRED

In the last two years, our board of directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

During the three months ended March 31, 2003, we repurchased 6.5 million shares of our outstanding common stock on the open market at an aggregated cost of $184.1 million, relating to a stock repurchase program authorized on November 26, 2002. Under this authorization, our board of directors approved a repurchase of up to $300.0 million.

INTERNATIONAL OPERATIONS

We expect to receive approximately $875.0 million of proceeds from our sale of substantially all of BT Financial Group to Westpac. This amount includes cash proceeds, expected tax benefits, and a gain from unwinding the hedged asset associated with our investment in BT Financial Group. An additional future contingent receipt of $80.0 million may be received in 2004, if Westpac experiences growth in their retail assets under management. As of March 31, 2003, we have received $667.5 million of the expected proceeds.

Our Brazilian, Chilean and Mexican operations produced positive cash flow from operations for the three months ended March 31, 2003 and 2002. These cash flows have been historically maintained at the local country level for strategic expansion purposes. Our international operations have required an infusion of capital of $29.5 million for the three months ended March 31, 2003, primarily to fund our acquisition of AFORE Tepeyac in Mexico. We also required an infusion of capital of $5.1 million for the three months ended March 31, 2002, to meet the cash outflow requirements of our other operations or to fund acquisitions. These other international operations are primarily in the start-up stage or are expanding in the short-term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of March 31, 2003, we had $1,335.6 million of long-term debt outstanding compared to $1,332.5 million at December 31, 2002. Non-recourse medium-term notes outstanding as of March 31, 2003, were $3,643.6 million compared to $3,583.5 million at December 31, 2002. Non-recourse medium-term notes represent claims for principal and interest under international funding agreements issued to non-qualified institutional investors.

As of March 31, 2003, we had $758.6 million of short-term debt outstanding compared to $564.8 million at December 31, 2002. Short-term debt consists primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. As of March 31, 2003, we had credit facilities with various financial institutions in an aggregate amount of $1.7 billion. These credit facilities include $700.0 million in credit facilities to finance a commercial mortgage-backed securities ("CMBS") pipeline, $300.0 million in credit facilities to purchase mortgage servicing rights, and $100.0 million in credit facilities to purchase certain CMBS securities for investment purposes. In addition, we may borrow up to $600.0 million on a back-stop facility to support our $1.0 billion commercial paper program, of which there were no outstanding balances as of March 31, 2003.

There have been no significant changes to the contractual obligations and commitments since December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

RESIDENTIAL MORTGAGE LOAN PRODUCTION. Principal Residential Mortgage Capital Resources, LLC ("PRMCR") provides an off-balance sheet source of funding for our residential mortgage loan production. We sold approximately $15.6 billion and $10.1 billion in mortgage loans to PRMCR in the first quarter of 2003 and 2002, respectively. The maximum amount of mortgage loans, which can be warehoused in PRMCR, has increased from $1.0 billion at inception to $4.0 billion as of March 31, 2003. PRMCR held $3.6 billion and $2.7 billion in mortgage loans held for sale as of March 31, 2003 and 2002, respectively. The portfolio of loans held for sale by PRMCR must meet portfolio criteria, eligibility representations, and portfolio aging limitations. Based on these eligibility representations, we are required to repurchase ineligible loans from PRMCR. During the first quarter of 2003, we repurchased $32.3 million of ineligible loans from PRMCR.

At March 31, 2003, PRMCR had outstanding equity certificates of $193.0 million, secured liquidity notes of $1.8 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. All borrowings are collateralized by the assets of PRMCR. We paid a commitment fee to PRMCR based on the overall warehouse limit. These funds are available as additional collateral to cover credit related losses on defaulted mortgage loans. The balance in the account was $24.0 million at March 31, 2003 and 2002, and is reflected in other assets on our consolidated statements of financial position.

We maintain a right to the servicing of the mortgage loans held by PRMCR and retain servicing upon the sale of the majority of the mortgage loans to the final investors. As the servicer, we receive a monthly servicing fee and may earn additional incentive servicing fees upon successful completion of our servicing responsibilities. We received $6.8 million and $5.6 million in servicing and incentive servicing fees from PRMCR in the first quarter of 2003 and 2002, respectively. Any unpaid and earned incentive fees as well as any remaining amounts in the cash collateral account will be returned to us upon the termination of PRMCR.

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING. Principal Residential Mortgage Funding, LLC ("PRMF"), provides an off-balance sheet source of funding for qualifying delinquent mortgage loans. At March 31, 2003 and 2002, the Trust held $507.0 million and $293.5 million in mortgage loans, respectively, and had outstanding participation certificates of $479.3 million and $275.4 million, respectively.

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in our capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. We received $7.0 million and $4.8 million in servicing and successful servicing fees from PRMF in the first quarter of 2003 and 2002, respectively. At March 31, 2003 and 2002, our residual interest in such cash flows was $39.9 million and $22.8 million, respectively, and was recorded in other assets on the consolidated statements of financial position.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2003 through 2019. The estimated maximum exposure under these agreements as of March 31, 2003, was $183.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to our results of operations.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250 million Australian dollars (approximately U.S. $150 million). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. Finally, we are reviewing the applicability of the indemnification regarding this matter. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on our results of operations in a particular quarter or annual period.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The amount of our exposure is based on the potential loss that may be incurred if the repurchased mortgage loans are processed through the foreclosure process. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations are estimated to be approximately 0.04% of annual mortgage loan production levels. Total losses on the mortgage loans repurchased are estimated to approximate 25% of the unpaid principal balance of the related mortgage loans. As of March 31, 2003, $1.6 million has been accrued for representing the fair value of such indemnifications issued after January 1, 2003, in accordance with Financial Accounting Standards Board Interpretation Number 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group and other divestitures, the sale of servicing rights in our mortgage banking business, acquisitions, and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or results of operations.

INVESTMENTS

We had total consolidated assets as of March 31, 2003, of $91.8 billion, of which $50.6 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $49.1 billion were held by our U.S. operations and the remaining $1.5 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, establishes all investment policies and reviews and approves all investments. As of March 31, 2003, there are ten members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams of security analysts organized by industry focus either on the public or private markets and analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, commercial mortgage-backed securities and public below investment grade securities. We establish a credit reviewed list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for six months unless removed by our analysts. Our analysts monitor issuers on the list on a continuous basis with a formal review documented every six months or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 69% and the debt service coverage ratio at loan inception was 2.4 times as of March 31, 2003.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of March 31, 2003.

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

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of March 31, 2003, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                                             AS OF MARCH 31,         AS OF DECEMBER 31,
                                                            -------------------    ----------------------
                                                                  2003                      2002
                                                            -------------------    ----------------------
                                                              CARRYING      % OF      CARRYING      % OF
                                                               AMOUNT       TOTAL      AMOUNT       TOTAL
                                                            -----------   -------  --------------  ------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
  Public..........................................          $  24,099.9    49%      $  22,766.8     48%
  Private.........................................             10,617.9    22          10,440.3     22
Equity securities.................................                368.2     1             358.1      1
Mortgage loans
  Commercial......................................              9,453.6    19           9,365.8     20
  Residential.....................................              1,523.1     3           1,463.6      3
Real estate held for sale ........................                176.2     -             179.5      -
Real estate held for investment...................              1,145.8     2           1,042.1      2
Policy loans......................................                810.9     2             818.5      2
Other investments ................................                952.9     2           1,075.5      2
                                                            -----------   -------  --------------  ------
  Total invested assets...........................          $  49,148.5   100%      $  47,510.2    100%
                                                                          ======                   ======

Cash and cash equivalents.........................                875.4                   941.5
                                                            -----------            --------------
  Total invested assets and cash..................          $  50,023.9             $  48,451.7
                                                            ===========            ==============

We actively manage public fixed maturity securities, including our portfolio of residential mortgage-backed securities, in order to provide liquidity and enhance yield and total return. Our residential mortgage-backed securities are managed to reduce the risk of prepayment. This active management has resulted in the realization of capital gains and losses with respect to such investments.

FIXED MATURITY SECURITIES

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 71% of total U.S. invested assets as of March 31, 2003 and 70% as of December 31, 2002. The fixed maturity securities portfolio was comprised, based on carrying amount, of 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of March 31,

2003, and December 31, 2002, respectively. Included in the privately placed category as of March 31, 2003, were $4.0 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of March 31, 2003, and December 31, 2002, as shown in the following table:

                           U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                              AS OF MARCH 31,         AS OF DECEMBER 31,
                                                            ---------------------  ----------------------
                                                                  2003                      2002
                                                            ---------------------  ----------------------
                                                              CARRYING      % OF      CARRYING      % OF
                                                               AMOUNT       TOTAL      AMOUNT       TOTAL
                                                            -----------   -------  --------------  ------
                                                                          ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies.................     $   482.4         1%   $   518.6          2%
States and political subdivisions......................         439.3         1        426.3          1
Non-U.S. governments...................................         406.9         1        380.5          1
Corporate - public.....................................      17,912.5        52     17,061.2         52
Corporate - private....................................       8,864.3        26      8,777.5         26
Residential pass-through securities....................       2,599.2         7      2,327.0          7
Commercial MBS.........................................       2,655.3         8      2,476.4          7
Collateral mortgage obligations........................          84.2         -          -            -
Asset-backed securities................................       1,273.7         4      1,239.6          4
                                                            -----------   -------  --------------  ------
  Total fixed maturities...............................     $34,717.8       100%   $33,207.1        100%
                                                            ===========   =======  ==============  ======

We held $6,612.4 million of mortgage-backed and asset-backed securities as of March 31, 2003, and $6,043.0 million as of December 31, 2002.

We believe that it is desirable to hold residential mortgage-backed securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of GNMA, FNMA and FHLMC pass-through securities and is actively managed to reduce the risk of prepayment.

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

The international exposure in our U.S. invested assets totaled $4,612.9 million, or 13%, of total fixed maturity securities, as of March 31, 2003, comprised of corporate and foreign government fixed maturity securities. Of the $4,612.9 million as of March 31, 2003, investments totaled $1,369.3 million in the United Kingdom, $888.2 million in the continental European Union, $611.3 million in Asia, $383.3 million in Australia, $374.4 million in South America and $21.4 million in Japan. The remaining $965.0 million was invested in 12 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 15% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of March 31, 2003, our investments in Canada totaled $1,255.3 million.

As of March 31, 2003, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The following table presents our total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of March 31, 2003, and December 31, 2002, as well as the percentage, based on estimated fair value, that each designation comprises:

                              U.S. INVESTED ASSETS
                TOTAL FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                              AS OF MARCH 31, 2003                             AS OF DECEMBER 31, 2002
                                     -----------------------------------------   ------------------------------------------
                                                                    % OF                                          % OF
                     RATING                                         TOTAL                                         TOTAL
    NAIC             AGENCY           AMORTIZED      CARRYING      CARRYING       AMORTIZED       CARRYING       CARRYING
   RATING          EQUIVALENT           COST          AMOUNT        AMOUNT          COST           AMOUNT         AMOUNT
  --------      ----------------    ------------   ------------    -----------   ------------    ------------   -----------
                                                                        ($ IN MILLIONS)

1              Aaa/Aa/A.......        $16,181.9    $  17,411.0       50%         $15,377.5        $16,539.9        50%
2              Baa............         13,292.1       14,214.2       41           12,921.8         13,657.4        41
3              Ba.............          2,174.8        2,149.8        6            2,168.8          2,080.8         6
4              B..............            482.8          439.3        1              506.2            434.5         1
5              Caa and lower..            222.7          188.3        1              215.6            162.5         1
6              In or near
               default........            316.8          315.2        1              371.0            332.0         1
                                    ------------   ------------    -----------   ------------    ------------   -----------
                 Total fixed
                 maturities...        $32,671.1    $  34,717.8      100%         $31,560.9        $33,207.1       100%
                                    ============   ============    ===========   ============    ============   ===========

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of March 31, 2003, we had invested 4% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

We invest in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets. As of March 31, 2003, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 91%.

The following tables show the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of March 31, 2003, and December 31, 2002.

                              U.S. INVESTED ASSETS
        CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY SALOMON INDUSTRY

                                                             AS OF MARCH 31,          AS OF DECEMBER 31,
                                                        ------------------------  -----------------------
                                                                 2003                       2002
                                                        ------------------------  -----------------------
                                                           CARRYING    % OF        CARRYING       % OF
                                                            AMOUNT      TOTAL       AMOUNT        TOTAL
                                                        ------------  ----------  -------------  --------
                                                                         ($ IN MILLIONS)
INDUSTRY CLASS
Finance - Bank..........................                $  2,563.5          10%     $  2,431.5       9%
Finance - Insurance.....................                   1,155.5           4         1,006.8       4
Finance - Other.........................                   3,327.0          12         3,199.0      12
Industrial - Consumer...................                     931.9           4           958.2       4
Industrial - Energy.....................                   3,069.6          11         2,959.5      11
Industrial - Manufacturing..............                   5,905.8          22         5,882.5      23
Industrial - Other......................                     137.1           1           133.1       1
Industrial - Service....................                   4,197.5          16         3,932.7      15
Industrial - Transport..................                   1,046.9           4         1,058.9       4
Utility - Electric......................                   2,659.6          10         2,539.4      10
Utility - Other.........................                     103.5           -           161.4       1
Utility - Telecom.......................                   1,678.9           6         1,575.7       6
                                                        -----------   ----------  -------------  --------
  Total.................................                $ 26,776.8         100%     $ 25,838.7     100%
                                                        ==========    ==========  =============  ========

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

We recognize permanent impairment losses for fixed maturities when declines in value are other than temporary. Realized losses related to other than temporary impairments were $65.9 for the three months ended March 31, 2003.

In July 2002, Worldcom Inc. filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses for other than temporary impairments during the second quarter of 2002. Our remaining investment in WorldCom Inc. is classified in our problem fixed maturity securities portfolio in the amount of $15.2 million as of March 31, 2003.

The cost, gross unrealized gains and losses and the fair value of our fixed maturity securities available-for-sale as of March 31, 2003 and December 31, 2002, are summarized as follows:

                              U.S. INVESTED ASSETS
                       FIXED MATURITIES AVAILABLE-FOR-SALE

                                                                AS OF MARCH 31, 2003
                                                 -------------------------------------------------------
                                                                GROSS          GROSS
                                                              UNREALIZED     UNREALIZED        FAIR
                                                  COST          GAINS         LOSSES           VALUE
                                                 ---------  -------------   ------------   -------------
                                                                   ( IN MILLIONS)
Fixed maturities:
U.S. Treasury securities and obligations of
  U.S. Government corporations and agencies.     $   463.8   $    18.6        $    -       $     482.4
Non-U.S. governments........................         347.4        59.6            0.1            406.9
States and political subdivisions...........         407.4        37.2            5.3            439.3
Corporate - public..........................      16,808.7     1,262.0          158.2         17,912.5
Corporate - private.........................       8,438.1       599.0          172.8          8,864.3
Mortgage-backed and other
  asset-backed securities...................       6,109.1       423.7           21.5          6,511.3
                                                 ---------  -------------   ------------   -------------
Total fixed maturities......................     $32,574.5   $ 2,400.1        $ 357.9      $  34,616.7
                                                 =========  =============   ============   =============


Of the $357.9 million in gross unrealized losses, $74.9 million relates to securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater.

                              U.S. INVESTED ASSETS
                       FIXED MATURITIES AVAILABLE-FOR-SALE

                                                                  AS OF DECEMBER 31, 2002
                                                 -------------------------------------------------------
                                                                GROSS          GROSS
                                                              UNREALIZED     UNREALIZED        FAIR
                                                   COST         GAINS         LOSSES           VALUE
                                                 ---------  -------------   ------------   -------------
                                                                   ( IN MILLIONS)
Fixed maturities:
U.S. Treasury securities and obligations of
  U.S Government corporations and agencies..     $   499.2   $    19.4       $    -        $     518.6
Non-U.S. governments........................         329.9        53.7            3.1            380.5
States and political subdivisions...........         399.2        33.0            5.9            426.3
Corporate - public..........................      16,257.2     1,085.7          281.7         17,061.2
Corporate - private.........................       8,442.5       521.0          186.0          8,777.5
Mortgage-backed and other
  asset-backed securities...................       5,535.9       419.9           14.5          5,941.3
                                                 ---------  ----------      ------------   -------------
Total fixed maturities......................     $31,463.9   $ 2,132.7       $  491.2      $  33,105.4
                                                 =========  ==========      ============   =============


The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                        AS OF MARCH 31,        AS OF DECEMBER 31,
                                                                       ------------------     --------------------
                                                                              2003                    2002
                                                                       ------------------     --------------------
                                                                                     ($ IN MILLIONS)

Total fixed maturity securities (public and private)............        $   34,717.8            $  33,207.1
                                                                       ==================     ====================
Problem fixed maturity securities...............................        $      326.8            $     262.0
Potential problem fixed maturity securities.....................               432.0                  508.4
Restructured fixed maturity securities..........................                73.7                  103.9
                                                                       ------------------     --------------------

  Total problem, potential problem and restructured fixed
    maturity securities.........................................        $      832.5            $     874.3
                                                                       ==================     ====================
  Total problem, potential problem and restructured fixed
    maturity securities as a percent of total fixed maturity
    securities..................................................                   2%                     3%

MORTGAGE LOANS

Mortgage loans comprised 22% and 23% of total U.S. invested assets as of March 31, 2003, and December 31, 2002, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,453.6 million as of March 31, 2003, and $9,365.8 million as of December 31, 2002, or 86% of total mortgage loan investments, respectively. Residential mortgages comprised $1,523.1 million as of March 31, 2003 and $1,463.6 million as of December 31, 2002, or 14% of total mortgage loan investments, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements.

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

California accounted for 21% of our commercial mortgage loan portfolio as of March 31, 2003. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of March 31, 2003, 43% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of March 31, 2003 and December 31, 2002 was 1,537 and 1,529, respectively. The average loan size of our commercial mortgage portfolio was $6.2 million as of March 31, 2003. As of such dates, all such loans were performing.

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we establish a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect such losses in our consolidated results of operations. Such decreases in valuation allowances aggregated $2.3 million for the three months ended March 31, 2003 and $7.1 million for the year ended December 31, 2002.

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

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                    AS OF MARCH 31,         AS OF DECEMBER 31,
                                                                        2003                      2002
                                                                   ---------------     -----------------------
                                                                               ($ IN MILLIONS)

Beginning balance..........................................          $   83.6                $     90.7
Provision..................................................               -                        33.5
Release due to write downs, sales and foreclosures.........              (2.3)                    (40.6)
                                                                   ------------------     -----------------------
Ending balance.............................................          $   81.3                $     83.6
                                                                   ==================     =======================
Valuation allowance as % of carrying value before reserves.                 1%                        1%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

                              U.S. INVESTED ASSETS
        PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES
                               AT CARRYING AMOUNT

                                                                     AS OF MARCH 31,         AS OF DECEMBER 31,
                                                                         2003                      2002
                                                                   ------------------     -----------------------
                                                                                 ($ IN MILLIONS)

Total commercial mortgages ................................            $   9,453.6           $       9,365.8
                                                                   ==================     =======================

Problem commercial mortgages(1)............................            $      74.1          $           77.2
Potential problem commercial mortgages ....................                   71.9                      50.4
Restructured commercial mortgages .........................                   46.9                      46.9
                                                                   ------------------     -----------------------
  Total problem, potential problem and
    restructured commercial mortgages......................            $     192.9          $          174.5
                                                                   ==================     =======================
  Total problem, potential problem and restructured
    commercial mortgages as a percent of  total commercial
    mortgages..............................................                      2%                        2%

--------------------
(1) Problem commercial mortgages included mortgage loans in foreclosure of $0.4 million as of March 31, 2003 and December 31, 2002, respectively.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of March 31, 2003, and December 31, 2002, the carrying amount of equity real estate investment was $1,322.0 million and $1,221.6 million, or 2% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $1,145.8 million as of March 31, 2003, and $1,042.1 million as of December 31, 2002. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended March 31, 2003 and December 31, 2002, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of March 31, 2003, and December 31, 2002, was $176.2 million and $179.5 million, net of valuation allowances of $16.6 million and $19.3 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of March 31, 2003. By property type, there is a concentration in office buildings that represented approximately 33% of the equity real estate portfolio as of March 31, 2003.

OTHER INVESTMENTS

Our other investments totaled $952.9 million as of March 31, 2003, compared to $1,075.5 million as of December 31, 2002. With the adoption of SFAS 133 on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $443.6 million in other investments as of March 31, 2003. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

SECURITIES LENDING

The terms of our securities lending program, approved in 1999, allow us to lend our securities to major brokerage firms. Our policy requires an initial minimum of 102% of the fair value of the loaned securities as collateral. Our securities on loan related to our invested assets as of March 31, 2003, had a fair value of $685.4 million.

INTERNATIONAL INVESTMENT OPERATIONS

As of March 31, 2003, our international investment operations consist of the investments of Principal International comprised of $1.5 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of March 31, 2003, and December 31, 2002, were fixed maturity securities and residential mortgage loans:

                         INTERNATIONAL INVESTED ASSETS

                                                              AS OF MARCH 31,           AS OF DECEMBER 31,
                                                            ---------------------    ---------------------
                                                                   2003                        2002
                                                            ---------------------    ---------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                            -----------   -------    ----------    -------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
  Public.......................................             $   989.2        66%      $   998.6      67%
  Private......................................                  84.5         6            81.7       6
Equity securities..............................                  20.2         1            20.6       1
Mortgage loans
  Residential..................................                 259.3        17           252.5      17
Real estate held for investment................                   7.1         1             7.4       1
Other investments .............................                 130.8         9           124.6       8
                                                            -----------   -------    ----------    -------
  Total invested assets........................             $ 1,491.1       100%      $1,485.4      100%
                                                                          =======                  =======
Cash and cash equivalents......................                  91.5                      97.1
                                                            -----------              ----------
  Total invested assets and cash...............             $ 1,582.6                 $ 1,582.5
                                                            ===========              ==========

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

As of March 31, 2003, the difference between the asset and liability durations on our primary duration managed portfolio was 0.07 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines dictate that total duration gaps between the asset and liability portfolios must be within 0.25 years. The value of the assets in this portfolio was $28,656.7 million as of March 31, 2003.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2003, the weighted-average difference between the asset and liability durations on these portfolios was (0.19) years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $12,335.5 million as of March 31, 2003.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,312.0 million as of March 31, 2003.

Using the assumptions and data in effect as of March 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by $3.6 million. The following table details the estimated changes by risk management strategy:

                                                                        AS OF                 CHANGE IN FAIR VALUE
                     RISK MANAGEMENT                               MARCH 31, 2003             OF ASSETS LESS FAIR
                        STRATEGY                                VALUE OF TOTAL ASSETS         VALUE OF LIABILITIES
--------------------------------------------------------     --------------------------     -------------------------
                                                                                   (IN MILLIONS)

Primary duration-managed................................          $   28,656.7                $      (20.1)
Duration-monitored......................................              12,335.5                        23.7
Non duration-managed....................................               5,312.0                         -
                                                             --------------------------     -------------------------
Total...................................................          $   46,304.2                $        3.6
                                                             ==========================     =========================

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

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration ("benchmark interest rate"). Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. Price sensitivity analysis is performed at least once daily. The face amount of the loans in the pipeline as of March 31, 2003, was $13.9 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate and sustained increase in the benchmark interest rates decreases the March 31, 2003, net position value by $92.2 million.

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

The fair value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is partially offset by the use of financial instruments, including derivative contracts that typically increase in aggregate value when interest rates decline. Based on values as of March 31, 2003, a 100 basis point immediate parallel and sustained decrease in interest rates produces a $14.2 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between fair values and U.S. GAAP book values.

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

We have increased our credit exposure through credit default swaps by investing in subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of March 31, 2003 was $495.0 million and the mark to market value was $4.1 million pre-tax. We also invested in credit swaps creating replicated assets with a notional of $313.3 million and mark to market value of $1.0 million as of March 31, 2003.

We also offer a guaranteed  fund which contains an embedded option that has been
bifurcated  and  accounted  for  separately  in  realized  gains  (losses).   We
recognized a $4.1million pre-tax loss as of March 31, 2003.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of March 31, 2003, and December 31, 2002:

               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                                               AS OF MARCH 31,               AS OF DECEMBER 31,
                                                            ----------------------       -------------------------
                                                                    2003                            2002
                                                            ----------------------       -------------------------
                                                             NOTIONAL        % OF         NOTIONAL        % OF
                                                              AMOUNT         TOTAL         AMOUNT        TOTAL
                                                            -------------  -------       -----------  ------------
                                                                            ($ IN MILLIONS)

Mortgage-backed forwards and options............            $15,546.2         31%        $17,494.9         33%
Interest rate swaps.............................             10,667.2         21           9,719.2         18
Interest rate lock commitments..................              9,573.9         19           8,198.1         15
Swaptions ......................................              6,462.5         13           9,772.5         18
Foreign currency swaps..........................              3,138.1          6           3,217.0          6
U.S. Treasury futures (LIBOR)...................              1,875.0          4           2,225.0          4
Interest rate floors............................              1,650.0          3           1,650.0          3
Credit default swaps ...........................                808.2          1             705.2          1
Options on futures .............................                400.0          1               -            -
Bond forwards...................................                363.7          1             363.7          1
U.S. Treasury futures...........................                198.5          -             271.1          1
Principal Only swaps............................                  -            -             123.6          -
Treasury rate guarantees........................                 37.0          -              63.0          -
Call options....................................                 30.0          -              30.0          -
Currency forwards...............................                  -            -               0.2          -
                                                            -------------  -------       -----------  ------------
  Total.........................................            $50,750.3        100%        $53,833.5        100%
                                                            =============  =======       ===========  ============

               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                                              AS OF MARCH 31,             AS OF DECEMBER 31,
                                                            -----------------------      -------------------------
                                                                    2003                         2002
                                                            -----------------------      -------------------------
                                                              CREDIT         % OF         CREDIT          % OF
                                                             EXPOSURE        TOTAL       EXPOSURE        TOTAL
                                                            -------------  --------      -----------  ------------
                                                                             ($ IN MILLIONS)

Foreign currency swaps..........................            $     387.9      82%         $     195.0       68%
Interest rate swaps.............................                   47.1      10                 48.4       17
Swaptions ......................................                   20.0       4                 31.4       11
Credit default swaps............................                   11.1       2                  8.9        3
Interest rate floors............................                    1.6       1                  1.7        1
Call options....................................                    4.2       1                  0.4        -
Currency forwards...............................                     -        -                  -          -
Total return swaps..............................                     -        -                  -          -
Mortgage-backed forwards and options............                     -        -                  -          -
                                                            -------------  --------      -----------  ------------
  Total.........................................            $     471.9     100%         $     285.8      100%
                                                            =============  ========      ===========  ============

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                                       AS OF MARCH 31, 2003
                                          -----------------------------------------------------------------------------------
                                                                                  FAIR VALUE (NO ACCRUED INTEREST)
                                                                            -------------------------------------------------
                                                                WEIGHTED
                                                              AVERAGE TERM    -100 BASIS                     +100 BASIS
                                           NOTIONAL AMOUNT      (YEARS)      POINT CHANGE     NO CHANGE     POINT CHANGE
                                          ------------------ -------------  --------------  ------------   --------------
                                                                         ($ IN MILLIONS)

Interest rate swaps..................        $ 10,667.2            4.97(1)      $  455.1       $  195.9       $   (35.7)
Interest rate floors.................           1,650.0            3.25(2)          76.7           41.2            20.6
Options on futures...................             400.0            0.22(3)          (0.6)           0.1             5.4
U.S. Treasury futures................             198.5            0.22(3)          (4.8)          (1.1)            2.7
U.S. Treasury futures (LIBOR)........           1,875.0            1.06(3)          (8.0)          (3.3)            1.4
Swaptions............................           6,462.5            1.39(4)         284.1          170.9           166.7
Treasury rate guarantees.............              37.0            0.15(5)          (3.0)           -               2.9
Bond forwards........................             363.7            0.48(5)          55.0           33.0            11.2
Mortgage-backed forwards and options.          15,546.2            0.08(5)        (324.2)         (57.2)          102.0
Interest rate lock commitments.......           9,573.9            0.12(6)         183.5           87.6          (258.9)
                                          ------------------                --------------  ------------   --------------
  Total..............................        $ 46,774.0                         $  713.8       $  467.1       $    18.3
                                          ==================                ==============  ============   ==============

--------------------
(1) Based on maturity  date of swap.
(2) Based on maturity  date of floor.
(3) Based on  maturity  date.
(4) Based on option  date of  swaption.
(5) Based on settlement date.
(6) Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING

As of March 31, 2003, the aggregate fair value of debt was $1,472.4 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $56.0 million.

                                                                            AS OF MARCH 31, 2003
                                                           --------------------------------------------------------------
                                                                      FAIR VALUE (NO ACCRUED INTEREST)
                                                           --------------------------------------------------------------
                                                            -100 BASIS                                   +100 BASIS
                                                           POINT CHANGE           NO CHANGE             POINT CHANGE
                                                           ------------------   -----------------    --------------------
                                                                                (IN MILLIONS)

7.95% notes payable, due 2004......................        $      216.9         $      214.0          $      211.2
8.2% notes payable, due 2009.......................               573.8                544.7                 517.4
7.875% surplus notes payable, due 2024.............               218.8                213.6                 202.5
8% surplus notes payable, due 2044.................               121.9                109.8                  98.7
Non-recourse mortgages and notes payable...........               273.6                266.9                 260.5
Other mortgages and notes payable..................               123.4                123.4                 123.4
                                                           ------------         ------------         -----------------
  Total long-term debt.............................        $    1,528.4         $    1,472.4          $    1,413.7
                                                           ============         ============         =================

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2003, the fair value of our equity securities was $388.4 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $38.8 million.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of March 31, 2003, was $2,889.7 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of March 31, 2003, the fair value of our foreign currency denominated fixed maturity securities was $296.7 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of March 31, 2003, was $248.4 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

We estimate that as of March 31, 2003, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

EFFECTS OF INFLATION

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

ITEM 4.  CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer,
J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of May 6, 2003, and have concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls, or in other factors that could significantly affect our internal controls subsequent to May 6, 2003.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance, and mortgage banking. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned ESTHER L. GAYMAN V. PRINCIPAL MUTUAL HOLDING COMPANY, ET AL. On April 16, 2002, the Court granted our Motion to Dismiss and ordered the lawsuit be dismissed in its entirety. On April 17, 2002, a Judgment was entered to that effect. The Plaintiffs filed an appeal on May 15, 2002, with the 7th Circuit Court of Appeals. On November 22, 2002, the 7th Circuit Court of Appeals affirmed the District Court's decision. The Plaintiffs filed a Petition for a Writ of Certiorari on April 21, 2003, requesting the United States Supreme Court to review the decision of the 7th Circuit Court of Appeals.

While the outcome of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on our business, financial position or results of operations. The outcome of litigation is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect our results of operations in a particular quarter or annual period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

   EXHIBIT
   NUMBER                                                     DESCRIPTION
     10.4 Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2003
     99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - J. Barry Griswell
     99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Michael H. Gersie


B.    REPORTS ON FORM 8-K

      None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PRINCIPAL FINANCIAL GROUP, INC.
Dated:  May 7, 2003                           By   /S/ MICHAEL H. GERSIE
                                                   -----------------------------
                                                   Michael H. Gersie
                                                   Executive Vice President and
                                                   Chief Financial Officer

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


Date:  May 6, 2003

                                                   /S/ J. BARRY GRISWELL
                                                   -----------------------------
                                                   J. Barry Griswell
                                                   Chairman, President and Chief
                                                   Executive Officer

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


Date:  May 6, 2003
                                                   /S/ MICHAEL H. GERSIE
                                                   -----------------------------
                                                   Michael H. Gersie
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                   DESCRIPTION                    PAGE

     10.4 Principal  Financial Group  Incentive Pay Plan (PrinPay),
          amended and restated effective January 1, 2003......................63
     99.1 Certification  Pursuant  to Section  1350 of Chapter 63
          of Title 18 of the United States Code - J. Barry Griswell...........73
     99.2 Certification  Pursuant  to Section  1350 of Chapter 63
          of Title 18 of the United States Code - Michael H. Gersie...........74

                                                                  EXHIBIT 10.4

PRINCIPAL FINANCIAL GROUP INCENTIVE PAY PLAN (PRINPAY) AMENDED AND RESTATED
                           EFFECTIVE JANUARY 1, 2003

                       SECTION 1. INTRODUCTION AND PURPOSE

The Principal Financial Group Incentive Pay Plan (the "Plan") is designed to motivate employees who work for the Principal Financial Group(R) to perform at levels which will ensure the success of the Company. The Plan is intended to pay financial rewards based on performance. The Plan was originally adopted by Principal Life Insurance Company of Des Moines, Iowa on January 1, 1995 and has since been amended from time to time. Prior to the date of this restatement, the Plan was amended and restated on January 1, 2002. This amended and restated version of the Plan has been adopted and assumed by the Company as of January 1, 2003. The Plan remains in effect until amended, suspended or terminated.

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

"Exempt "means an employee who is not subject to the minimum wage and overtime pay provisions of the Fair Labor Standards Act. These employees include executives, administrative employees, professional employees and those engaged in outside sales.

"Fair Labor Standards Act" means 29 U. S. C.ss.201 et seq.

"Final Warning" means a disciplinary action designated to be a final warning.

"Fixed Salary" means the gross amount of earnings received for base salary, lump sum merit, shift differential, on-call pay, overtime and short-term disability coverage during the Plan Year. Fixed Salary does not include the Award earned under this Plan or any other bonus, incentive or commission paid in the current Plan Year.

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

Notwithstanding anything else contained in this Plan to the contrary, all Threshold Objectives with respect to such Plan Year must be met in order for any Award to be made under this Plan The Committee approves corporate and business unit Performance Measure results. Leaders approve Individual Goal results. At the end of the Plan Year the value of the actual Awards is calculated by completing the following steps. Step 1: Determination of the Component Score. The Component Score is the weighted sum of the scores of the Performance Measures for the corporate and business unit Performance Measures. Step 2:
Determination of Award Score. The Award Score is the Component Score, multiplied by the individual component score. Step 3: Determination of Participant Award. The Award paid to each Participant will be calculated by multiplying, (1) the Participant's Fixed Salary earnings received during the Plan Year; by (2) the Award Opportunity, by (3) Award Score, and by (4) the Pro-Ration Factor.

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

Unless otherwise determined by the Plan Administrator in writing, upon a Participant's Disability, Retirement, or involuntary termination due to office closing, downsizing, outsourcing or divestiture of a business or subsidiary, the Participant shall receive a distribution at the same time as other Participants and the amount payable shall be calculated according to Section 6. Earnings received as a result of lump sum payments or PTO lump sum payments are not included in Fixed Salary and will not be included in the award calculation.

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

                            SECTION 11. MISCELLANEOUS

No Participant or other employee shall at any time have a right to be selected for participation in the Plan, despite having previously participated in the Plan or any other incentive or bonus plan of the Company or any of its affiliates.

The existence of this Plan, as in effect at any time or from time to time, or participation under the Plan, shall not be deemed to constitute a contract of employment between the Company or any Subsidiary and any employee or Participant, nor shall it constitute a right to remain in the employ of the Company or its Subsidiary.

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

Subject to the provisions of applicable law, no interest of any person or entity in any Award , or any right to receive any distribution or other benefit under the Plan, shall be subject in any manner to sale, transfer, assignment, pledge, attachment, or other alienation or encumbrance of any kind; nor may such interest in any Award , or right to receive any distribution or any benefit under the Plan, be taken, either voluntarily or involuntarily, for the satisfaction of the debts of, or other obligations or claims against, such person or entity, including (but not limited to) claims for separate maintenance and claims in bankruptcy proceedings.

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

On behalf of the Human Resources Committee of the Board of Directors of the Company, this Amended and Restated Incentive Pay Plan has been executed this 25th day of February, 2003.



By:  /s/ WILLIAM T. KERR
   -----------------------------------------
         William Kerr, Chair

                                                                    Exhibit 99.1

              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE

  I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                                                   /S/ J. BARRY GRISWELL
                                                   -----------------------------
                                                   J. Barry Griswell
                                                   Chairman, President and Chief
                                                   Executive Officer
                                                   Date: May 6, 2003

A signed original of this written statement required by Section 906 has been provided to Principal Financial Group, Inc. ("Principal") and will be retained by Principal and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.2


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


  I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                                                   /S/ MICHAEL H. GERSIE
                                                   -----------------------------
                                                   Michael H. Gersie
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   Date:  May 6, 2003

A signed original of this written statement required by Section 906 has been provided to Principal Financial Group, Inc. ("Principal") and will be retained by Principal and furnished to the Securities and Exchange Commission or its staff upon request.