Form 10-Q
period 2003-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2003-08-06
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 31, 2003 was 323,673,772.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS



                                                                            PAGE
PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
              Consolidated Statements of Financial Position at June 30, 2003
                  (Unaudited) and December 31, 2002..........................  3
              Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002.........  4
              Unaudited Consolidated Statements of Stockholders' Equity for
                  the six months ended June 30, 2003 and 2002................  5
              Unaudited Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2003 and 2002........................  6
              Notes to Unaudited Consolidated Financial Statements -
                  June 30, 2003..............................................  8
     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................... 17
     Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 59
     Item 4. Controls and Procedures......................................... 65

PART II - OTHER INFORMATION
     Item 1. Legal Proceedings............................................... 66
     Item 4. Submission of Matters to a Vote of Security Holders............. 67
     Item 6. Exhibits and Reports on Form 8-K................................ 68
     Signature............................................................... 69

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PRINCIPAL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                     2003                2002
                                                                                ------------------ ------------------
                                                                                   (Unaudited)         (Note 1)
                                                                                           (IN MILLIONS,
                                                                                      EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale.......................................          $37,400.2          $34,185.7
Fixed maturities, trading..................................................              104.3              101.7
Equity securities, available-for-sale......................................              410.5              378.7
Mortgage loans.............................................................           11,730.5           11,081.9
Real estate................................................................            1,412.2            1,229.0
Policy loans...............................................................              808.1              818.5
Other investments..........................................................            1,278.1            1,200.1
                                                                                ------------------ ------------------
   Total investments.......................................................           53,143.9           48,995.6

Cash and cash equivalents..................................................            1,525.2            1,038.6
Accrued investment income..................................................              644.5              646.3
Premiums due and other receivables.........................................              438.8              459.7
Deferred policy acquisition costs..........................................            1,340.5            1,414.4
Property and equipment.....................................................              459.0              482.5
Goodwill...................................................................              157.5              106.5
Other intangibles..........................................................              118.5               88.8
Mortgage loan servicing rights.............................................            1,434.2            1,518.6
Separate account assets....................................................           37,495.8           33,501.4
Other assets...............................................................            1,863.8            1,608.9
                                                                                ------------------ ------------------
   Total assets............................................................          $98,621.7          $89,861.3
                                                                                ================== ==================
LIABILITIES
Contractholder funds.......................................................          $28,179.4          $26,315.0
Future policy benefits and claims..........................................           15,009.1           14,736.4
Other policyholder funds...................................................              755.0              642.9
Short-term debt............................................................              665.4              564.8
Long-term debt.............................................................            1,360.2            1,332.5
Income taxes payable.......................................................              178.2                -
Deferred income taxes......................................................            1,644.0            1,177.7
Separate account liabilities...............................................           37,495.8           33,501.4
Other liabilities..........................................................            5,795.6            4,933.4
                                                                                ------------------ ------------------
   Total liabilities.......................................................           91,082.7           83,204.1

STOCKHOLDERS' EQUITY
Common stock,  par value  $.01 per share - 2,500.0  million  shares authorized, 377.2 million and 376.7 million shares issued, and 325.1 million and 334.4 million shares outstanding in 2003 and 2002,
   respectively............................................................                3.8                3.8
Additional paid-in capital.................................................            7,133.4            7,106.3
Retained earnings..........................................................              387.3               29.4
Accumulated other comprehensive income.....................................            1,420.6              635.8
Treasury stock, at cost (52.1 million and 42.3 million shares in 2003 and
   2002, respectively).....................................................           (1,406.1)          (1,118.1)
                                                                                ------------------ ------------------
   Total stockholders' equity..............................................            7,539.0            6,657.2
                                                                                ------------------ ------------------
   Total liabilities and stockholders' equity..............................          $98,621.7          $89,861.3
                                                                                ================== ==================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                  --------------------------------- -------------------------------
                                                       2003             2002             2003            2002
                                                  --------------- ----------------- ----------------  -------------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Premiums and other considerations..............      $  876.6         $1,166.6         $1,782.1         $2,052.3
Fees and other revenues........................         689.0            437.2          1,321.0            870.1
Net investment income..........................         857.7            823.2          1,693.7          1,634.3
Net realized/unrealized capital gains (losses).         (10.9)           (91.5)           (87.6)             6.6
                                                  --------------- ----------------- ----------------  -------------
   Total revenues..............................       2,412.4          2,335.5          4,709.2          4,563.3

EXPENSES
Benefits, claims and settlement expenses.......       1,187.8          1,507.9          2,383.0          2,711.1
Dividends to policyholders.....................          73.9             79.5            154.0            161.9
Operating expenses.............................         865.6            599.8          1,664.9          1,192.0
                                                  --------------- ----------------- ----------------  -------------
   Total expenses..............................       2,127.3          2,187.2          4,201.9          4,065.0
                                                  --------------- ----------------- ----------------  -------------
Income from continuing operations before income
   taxes.......................................         285.1            148.3            507.3            498.3
Income taxes...................................          82.5             31.9            148.3            138.2
                                                  --------------- ----------------- ----------------  -------------
Income from continuing operations, net of
   related income taxes........................         202.6            116.4            359.0            360.1

Income (loss) from discontinued operations, net
   of related income taxes.....................          (0.4)             3.8             (1.1)             6.1
                                                  --------------- ----------------- ----------------  -------------
Income before cumulative effect of
   accounting change...........................         202.2            120.2            357.9            366.2
Cumulative effect of accounting change,
   net of related income taxes.................           -                -                -             (280.9)
                                                  --------------- ----------------- ----------------  -------------
Net income.....................................      $  202.2         $  120.2         $  357.9         $   85.3
                                                  =============== ================= ================  =============


                                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                          --------------------------- --------------------------------
                                                               2003           2002          2003           2002
                                                          --------------------------- ----------------- --------------
EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share:
   Income from continuing operations, net of related
     income taxes....................................          $0.62          $0.33          $1.09         $ 1.00
   Income (loss) from discontinued operations, net
     of related income taxes.........................           -              0.01           -              0.02
                                                          --------------------------- ---------------- --------------
   Income before cumulative effect of                           0.62           0.34           1.09           1.02
     accounting change.........................
   Cumulative effect of accounting change, net of
     related income taxes............................           -              -              -             (0.78)
                                                          --------------------------- ----------------- --------------
   Net income........................................          $0.62          $0.34          $1.09         $ 0.24
                                                          =========================== ================= ==============

SEE ACCOMPANYING NOTES.


                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                                  ADDITIONAL    RETAINED        OTHER                       TOTAL
                                     COMMON        PAID-IN      EARNINGS    COMPREHENSIVE    TREASURY   STOCKHOLDERS'  OUTSTANDING
                                     STOCK         CAPITAL      (DEFICIT)      INCOME         STOCK        EQUITY        SHARES
                                  -------------  ------------ ------------ --------------- ------------ -------------- -------------
                                                                    (IN MILLIONS)                                     (IN THOUSANDS)

BALANCES AT JANUARY 1, 2002......      $3.8        $7,072.5    $ (29.1)     $  147.5       $  (374.4)      $6,820.3     360,142.2
Shares issued, net of put
  options........................        -             14.8         -             -               -            14.8         569.4
Treasury stock acquired and
  sold, net......................        -              1.3         -             -           (267.1)        (265.8)     (9,305.9)
Comprehensive income:
  Net income.....................        -               -        85.3            -               -            85.3
  Net unrealized gains...........        -               -          -           12.8              -            12.8
  Provision for deferred
    income taxes.................        -               -          -           (3.1)             -            (3.1)
  Foreign currency
    translation adjustment.......        -               -          -            5.8              -             5.8
                                                                                                        --------------
Comprehensive income.............                                                                             100.8
                                  -------------- ------------ ------------ --------------- ------------ -------------- -------------
BALANCES AT JUNE 30, 2002........      $3.8        $7,088.6    $  56.2      $  163.0       $  (641.5)      $6,670.1     351,405.7
                                  ============== ============ ============ =============== ============ ============== =============

BALANCES AT JANUARY 1, 2003......      $3.8        $7,106.3    $  29.4      $  635.8       $(1,118.1)      $6,657.2     334,419.3
Shares issued, net of call
  options........................        -             11.7         -             -               -            11.7         441.7
Stock-based compensation.........        -             12.2         -             -               -            12.2
Treasury stock acquired and
  sold, net......................        -              3.2         -             -           (288.0)        (284.8)     (9,779.2)
Comprehensive income:
  Net income.....................        -               -       357.9            -               -           357.9
  Net unrealized gains...........        -               -          -        1,147.0              -         1,147.0
  Provision for deferred
    income taxes.................        -               -          -         (398.4)             -          (398.4)
  Foreign currency
    translation adjustment.......        -               -          -           36.2              -            36.2
                                                                                                        --------------
Comprehensive income.............                                                                           1,142.7
                                  -------------- ------------ ------------ --------------- ------------ -------------- -------------
BALANCES AT JUNE 30, 2003........      $3.8        $7,133.4    $ 387.3      $1,420.6       $(1,406.1)      $7,539.0     325,081.8
                                  ============== ============ ============ =============== ============ ============== =============

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                      ------------------------------------
                                                             2003             2002
                                                      ----------------- ------------------
                                                                  (IN MILLIONS)
OPERATING ACTIVITIES
Net income............................................    $    357.9        $     85.3
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Loss (income) from discontinued operations, net
    of related income taxes...........................           1.1              (6.1)
  Cumulative effect of accounting change,
    net of related income taxes.......................            -              280.9
  Amortization of deferred policy acquisition costs...         101.8              67.0
  Additions to deferred policy acquisition costs......        (166.5)           (160.0)
  Accrued investment income...........................           1.8             (12.4)
  Premiums due and other receivables..................          23.7              65.2
  Contractholder and policyholder liabilities
    and dividends.....................................       1,064.0           1,029.9
  Current and deferred income taxes...................         264.4             339.2
  Net realized/unrealized capital (gains) losses......          87.6              (6.6)
  Depreciation and amortization expense...............          52.0              50.0
  Amortization of mortgage servicing rights...........         221.1             140.9
  Stock-based compensation............................          10.5                -
  Mortgage servicing rights valuation adjustments.....         562.9             163.5
  Other...............................................         242.1             (99.1)
                                                      ----------------- ------------------
Net adjustments.......................................       2,466.5           1,852.4
                                                      ----------------- ------------------
Net cash provided by operating activities.............       2,824.4           1,937.7

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases...........................................      (5,371.0)         (7,347.0)
  Sales...............................................       1,798.5           3,712.2
  Maturities..........................................       1,921.6           2,107.4
Net cash flows from trading securities................            -              (41.2)
Mortgage loans acquired or originated.................     (34,743.3)        (20,757.9)
Mortgage loans sold or repaid.........................      34,185.0          20,985.0
Purchase of mortgage servicing rights.................        (643.6)           (466.5)
Proceeds from sale of mortgage servicing rights.......          34.4               3.9
Real estate acquired..................................        (161.7)           (126.5)
Real estate sold......................................          45.6             157.7
Net change in property and equipment..................          (8.4)            (32.4)
Net proceeds from sales of subsidiaries...............           2.1               1.4
Purchases of interest in subsidiaries, net of cash
  acquired............................................         (88.1)            (49.0)
Net change in other investments.......................         (92.5)            490.8
                                                       ----------------- -----------------
Net cash used in investing activities.................    $ (3,121.4)       $ (1,362.1)



                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                          FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,
                                                      ------------------------------------
                                                             2003             2002
                                                      ----------------- ------------------
                                                                    (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock, net of call and put
  options............................................       $    11.7         $    14.8
Acquisition and sales of treasury stock, net.........          (300.0)           (265.8)
Issuance of long-term debt...........................             1.9              10.7
Principal repayments of long-term debt...............            (8.4)            (46.9)
Net proceeds of short-term borrowings................           107.8            (111.4)
Investment contract deposits.........................         5,052.1           4,088.7
Investment contract withdrawals......................        (4,081.5)         (3,660.8)
                                                      ----------------- ------------------
Net cash provided by financing activities............           783.6              29.3
                                                      ----------------- ------------------

Net increase in cash and cash equivalents............           486.6             604.9

Cash and cash equivalents at beginning of period.....         1,038.6             561.2
                                                      ----------------- ------------------
Cash and cash equivalents at end of period...........       $ 1,525.2         $ 1,166.1
                                                      ================= ==================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. and its majority-owned subsidiaries have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2002, included in our Form 10-K for the year ended December 31, 2002, filed with the United States Securities and Exchange Commission ("SEC"). The accompanying consolidated statement of financial position at December 31, 2002, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the June 30, 2002, financial statements to conform to the June 30, 2003, presentation.

SEPARATE ACCOUNTS

At June 30, 2003 and December 31, 2002, the separate accounts included a separate account valued at $927.8 million and $1.0 billion, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Activity of the separate account shares is reflected in both the separate account assets and separate account liabilities and does not impact net income.

STOCK-BASED COMPENSATION

At June 30, 2003, we have four stock-based compensation plans. We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)


1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Awards under our plans vest over periods ranging from three months to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three months and six months ended June 30, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                            FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                 ENDED JUNE 30,
                                                       ------------------------------   -------------------------------
                                                             2003            2002             2003           2002
                                                       ---------------- -------------   ---------------  --------------
                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)

Net income, as reported........................           $ 202.2         $ 120.2         $ 357.9           $ 85.3
Add:  Stock-based compensation expense
  included in reported net income, net
  of related tax effects.......................               6.1             1.9             9.1              4.3
Deduct:  Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects..........................               6.9             3.7            10.8              7.7
                                                       ---------------- --------------  ---------------- --------------
Pro forma net income...........................           $ 201.4         $ 118.4         $ 356.2           $ 81.9
                                                       ================ ==============  ================ ==============
Basic and diluted earnings per share:
  As reported..................................           $   0.62        $   0.34        $   1.09          $  0.24
  Pro forma....................................               0.62            0.33            1.08             0.23


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), in January 2003. FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. In addition, FIN 46 also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 is effective immediately for variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We have initiated an assessment and are currently evaluating interests in entities that may be considered variable interest entities. While the ultimate impact of adopting FIN 46 on the consolidated financial statements is still being reviewed, we anticipate consolidation of Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), which currently provides an off-balance sheet source of funding for our residential mortgage loan production, by September 30, 2003. If FIN 46 was effective as of June 30, 2003, the impact would be the consolidation of approximately $3.7 billion in assets and liabilities related to PRMCR.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

2.  FEDERAL INCOME TAXES

The effective income tax rate on net income for the three months and six months ended June 30, 2003 and 2002, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes.

3. COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                              -------------------------------    -------------------------------
                                                    2003             2002             2003             2002
                                              ----------------  -------------    ---------------  --------------
                                                                         (IN MILLIONS)
COMPREHENSIVE INCOME:
Net income..............................         $ 202.2           $ 120.2        $   357.9           $ 85.3
Net change in unrealized gains and
  losses on fixed maturities,
  available-for-sale....................           978.4             406.5          1,385.2             46.9
Net change in unrealized gains and
  losses on equity securities,
  available-for-sale....................            16.6             (14.4)            14.0              7.5
Adjustments for assumed changes in
  amortization patterns:
  Deferred policy acquisition costs.....           (90.8)            (66.6)          (138.9)           (25.1)
  Unearned revenue reserves.............             4.0               3.4              6.1              0.6
Net change in unrealized gains and
  losses on derivative instruments......             3.7             (26.6)            18.1            (14.0)
Adjustments to unrealized gains for
  Closed Block policyholder dividend
  obligation............................           (94.0)               -            (132.2)              -
Provision for deferred income tax
  expense                                         (281.4)           (105.4)          (398.4)            (3.1)
Net change in unrealized gains and
  losses on equity method subsidiaries..            (2.8)             (0.6)            (5.3)            (3.1)
Change in net foreign currency
  translation adjustment................            45.4              (5.7)            36.2              5.8
                                              ----------------  -------------    ---------------  --------------
Comprehensive income....................         $ 781.3           $ 310.8        $ 1,142.7           $100.8
                                              ================  =============    ===============  ==============

4.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

LITIGATION

We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance, and mortgage banking. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

4.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned ESTHER L. GAYMAN V. PRINCIPAL MUTUAL HOLDING COMPANY, ET AL. On April 16, 2002, the Court granted our Motion to Dismiss and ordered the lawsuit be dismissed in its entirety. On April 17, 2002, a Judgment was entered to that effect. The Plaintiffs filed an appeal on May 15, 2002, with the 7th Circuit Court of Appeals. On November 22, 2002, the 7th Circuit Court of Appeals affirmed the District Court's decision. The Plaintiffs filed a Petition for a Writ of Certiorari on April 21, 2003, requesting the United States Supreme Court to review the decision of the 7th Circuit Court of Appeals. The Petition for a Writ of Certiorari was denied by the United States Supreme Court on June 23, 2003.

While the outcome of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on our business, financial position or net income. The outcome of litigation is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2003 through 2019. The estimated maximum exposure under these agreements as of June 30, 2003, was $171.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac") for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $170.0 million as of June 30, 2003). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. Finally, we are reviewing the applicability of the indemnification regarding this matter. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

4.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The amount of our exposure is based on the potential loss that may be incurred if the repurchased mortgage loans are processed through the foreclosure process. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations are estimated to be approximately 0.04% of annual mortgage loan production levels. Total losses on the mortgage loans repurchased are estimated to approximate 25% of the unpaid principal balance of the related mortgage loans. As of June 30, 2003, $3.3 million has been accrued for representing the fair value of such indemnifications issued after January 1, 2003, in accordance with FASB's Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group and other divestitures, the sale of servicing rights in our mortgage banking business, acquisitions, and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. The fair value of such indemnifications issued after January 1, 2003, was insignificant.

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

The U.S. Asset Management and Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals and provides asset management services to our asset accumulation business, the life and health insurance operations, the Corporate and Other segment and third-party clients.

The International Asset Management and Accumulation segment offers retirement products and services, annuities, long-term mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico, Hong Kong and India and joint ventures in Brazil, Japan and Malaysia. Prior to October 31, 2002, the operating segment included BT Financial Group, an Australia based asset manager. We sold substantially all of BT Financial Group, effective October 31, 2002. As a result, the results of operations (excluding corporate overhead) for BT Financial Group are reported as other after-tax adjustments for all periods presented.

The Life and Health insurance segment provides individual and group life insurance, group health insurance and individual and group disability insurance throughout the U.S.

The Mortgage Banking segment originates and services residential mortgage loan products for customers in the U.S.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

5.  SEGMENT INFORMATION (CONTINUED)

The Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities, income on capital not allocated to other segments, intersegment eliminations, income tax risk assumptions and certain income, expenses and other after-tax adjustments not allocated to the segments based on review of the nature of such items.

Management uses segment operating earnings for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of capital allocation and income tax allocation. We allocate capital to our segments based upon an internal capital model that allows management to more effectively manage our capital. The Corporate and Other segment functions to absorb the risk inherent in interpreting and applying tax law. The segments are allocated tax adjustments consistent with the positions we took on our tax returns. The Corporate and Other segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

                                                              AS OF JUNE 30,        AS OF DECEMBER 31,
                                                                   2003                    2002
                                                          ----------------------   ---------------------
                                                                          (IN MILLIONS)
ASSETS:
U.S. Asset Management and Accumulation ...............          $  77,647.6              $ 70,371.9
International Asset Management and Accumulation.......              2,531.3                 2,202.5
Life and Health Insurance.............................             11,857.0                11,356.3
Mortgage Banking......................................              4,119.5                 3,740.1
Corporate and Other ..................................              2,466.3                 2,190.5
                                                          ----------------------   ---------------------
  Total consolidated assets....................                 $  98,621.7              $ 89,861.3
                                                          ======================   =====================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

5.  SEGMENT INFORMATION (CONTINUED)

                                                FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                              --------------------------------   -------------------------------
                                                    2003             2002             2003             2002
                                              --------------    --------------   --------------   --------------
                                                                        (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation....      $   869.0          $1,135.7        $ 1,755.0         $1,997.8
International Asset Management and
  Accumulation............................          113.0              93.6            189.8            169.5
Life and Health Insurance.................        1,001.8             984.5          2,014.1          1,963.0
Mortgage Banking..........................          452.5             209.7            857.0            418.4
Corporate and Other.......................           (6.2)              6.7             (6.9)            17.2
                                              --------------    --------------   --------------   --------------
  Total segment operating revenues........        2,430.1           2,430.2          4,809.0          4,565.9
Net realized/unrealized capital losses,
  including recognition of front-end fee
  revenues and certain market value
  adjustments to fee revenues.............          (17.7)            (94.7)           (99.8)            (2.6)
                                              --------------    --------------   --------------   --------------
  Total revenue per consolidated                $ 2,412.4          $2,335.5        $ 4,709.2         $4,563.3
    statements of operations..............    ==============    ==============   ==============   ==============

REVENUES FROM EXTERNAL CUSTOMERS:
U.S. Asset Management and Accumulation....      $   811.5          $1,029.4        $ 1,633.3         $1,797.7
International Asset Management and
  Accumulation............................          111.3             122.9            182.5            206.1
Life and Health Insurance.................        1,000.7             952.5          1,999.2          1,915.7
Mortgage Banking..........................          449.7             209.7            851.8            418.4
Corporate and Other.......................           39.2              21.0             42.4            225.4
                                              --------------    --------------   --------------   --------------
  Total external revenues.................      $ 2,412.4          $2,335.5        $ 4,709.2         $4,563.3
                                              ==============    ==============   ==============   ==============

INTERSEGMENT REVENUES:
U.S. Asset Management and Accumulation....      $    12.9          $   13.4        $    26.2         $   28.0
International Asset Management and
  Accumulation............................             -                 -                -                -
Life and Health Insurance.................           (1.5)             (1.6)            (2.8)            (3.1)
Mortgage Banking..........................            2.8                -               5.2               -
Corporate and Other.......................          (14.2)            (11.8)           (28.6)           (24.9)
                                              --------------    --------------   --------------   --------------
  Total...................................      $      -           $     -         $      -          $     -
                                              ==============    ==============   ==============   ==============

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

5.  SEGMENT INFORMATION (CONTINUED)

                                                FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                              --------------------------------   -------------------------------
                                                    2003             2002             2003             2002
                                              --------------    --------------   --------------   --------------
                                                                        (IN MILLIONS)
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ...        $ 108.2           $ 102.1         $ 205.7           $ 202.3
International Asset Management and
  Accumulation............................           12.1               3.9            18.7               5.1
Life and Health Insurance.................           62.9              61.7           122.0             116.0
Mortgage Banking..........................           45.1              24.8            97.4              51.3
Corporate and Other ......................          (10.4)             (6.0)          (15.4)             (5.7)
                                              --------------    --------------   --------------   --------------
  Total segment operating earnings........          217.9             186.5           428.4             369.0
Net realized/unrealized capital losses,
  as adjusted.............................          (15.3)            (70.1)          (69.4)             (6.9)
Other after-tax adjustments (1)...........           (0.4)              3.8            (1.1)           (276.8)
                                              --------------    --------------   --------------   --------------
 Net income per consolidated                      $ 202.2           $ 120.2         $ 357.9           $  85.3
    statements of operations..............    ==============    ==============   ==============   ==============
--------------------

(1) For the three months ended June 30, 2003, other after-tax adjustments of ($0.4) million included the negative effect of a change in the estimated loss on disposal of BT Financial Group.

    For the three months ended June 30, 2002, other after-tax adjustments of $3.8 million included the positive effect of the income from discontinued operations of BT Financial Group.

    For the six months ended June 30, 2003, other after-tax adjustments of ($1.1) million included the negative effect of a change in the estimated loss on disposal of BT Financial Group.

    For the six months ended June 30, 2002, other after-tax adjustments of ($276.8) million included (1) the negative effects of (a) a cumulative effect of accounting change related to the implementation of SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, ($280.9 million) and (b) expenses related to the demutualization ($2.0 million); and (2) the positive effect of the income from discontinued operations of BT Financial Group ($6.1 million).

6.  STOCKHOLDERS' EQUITY

In May 2003, our board of directors authorized the repurchase of up to $300.0 million of our outstanding common stock. The repurchases will be made in the open market or through privately negotiated transactions, from time to time, depending on market conditions.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

7.  EARNINGS PER SHARE

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

                                   FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                            JUNE 30,                               JUNE 30,
                                ----------------------------------   ----------------------------------
                                      2003             2002                2003             2002
                                ----------------- ----------------   ----------------- ----------------
                                                               (IN MILLIONS)
Income from continuing
  operations.................       $202.6            $116.4               $359.0          $360.1
                                ================= ================   ================= ================
Weighted-average shares
  outstanding:
  Basic......................        326.9             356.8                329.1           358.6
  Dilutive effect:
    Stock options............          0.5               0.5                  0.5             0.4
    Restricted stock units (1)          -                 -                    -               -
                                ----------------- ----------------   ----------------- ----------------
  Diluted....................        327.4             357.3                329.6           359.0
                                ================= ================   ================= ================
Income from continuing
  operations per share:
  Basic......................       $  0.62           $  0.33              $  1.09         $  1.00
                                ================= ================   ================= ================
  Diluted....................       $  0.62           $  0.33              $  1.09         $  1.00
                                ================= ================   ================= ================

-----------------
(1) The dilutive effect was less than 0.1 million shares.

The calculation of diluted earnings per share for the three months and six months ended June 30, 2003 and 2002, excludes the incremental effect related to certain stock-based compensation grants due to their anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of June 30, 2003, compared with December 31, 2002, and our consolidated results of operations for the three months and six months ended June 30, 2003 and 2002, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2002, filed with the United States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in Principal Life Insurance Company's ("Principal Life") financial strength ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (10) we may need to fund deficiencies in our closed block ("Closed Block") assets which benefit only the holders of Closed Block policies; (11) changes in laws, regulations or accounting standards may reduce our profitability; (12) litigation and regulatory investigations may harm our financial strength and reduce our profitability; (13) fluctuations in foreign currency exchange rates could reduce our profitability; (14) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests; and (15) a downgrade in our debt ratings may adversely affect our ability to secure funds and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations.

OVERVIEW

We provide financial products and services through the following segments:

o U.S. Asset Management and Accumulation, which consists of our asset accumulation operations, which provide products and services, including retirement savings and related investment products and services, and our asset management operations conducted through Principal Global Investors. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

o International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico, Hong Kong and India and joint ventures in Brazil, Japan, and Malaysia. Prior to October 31, 2002, the segment included BT Financial Group, an Australia based asset manager. We sold substantially all of BT Financial Group, effective October 31, 2002. See "Transactions Affecting Comparability of Results of Operations."

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

o Corporate and Other, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities, income on capital not allocated to other segments, intersegment eliminations, income tax risk assumptions and certain income, expenses and other after-tax adjustments not allocated to the segments based on review of the nature of such items.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following businesses, among others, during 2003 and 2002:

IDBI - PRINCIPAL ASSET MANAGEMENT COMPANY. On June 24, 2003, our wholly-owned subsidiary, Principal Financial Group (Mauritius) Ltd. finalized a buy-sale agreement to purchase an additional 50% ownership of IDBI - Principal Asset Management Company in India from Industrial Development Bank of India ("IDBI") for 940 million Indian Rupees ("INR") (approximately U.S. $20.3 million). This transaction gives Principal Financial Group (Mauritius) Ltd. 100% ownership of IDBI - Principal Asset Management Company. Upon completion of the transaction, IDBI - Principal Asset Management Company was renamed to Principal Asset Management Company.

Principal Financial Group (Mauritius) Ltd. is also in negotiations to sell minority ownership of Principal Asset Management Company to Punjab National Bank and Vijaya Bank, two large Indian commercial banks. Subsequent to the close of these transactions, Principal Financial Group (Mauritius) Ltd. will retain majority ownership of Principal Asset Management Company. We expect to close negotiations in the second half of 2003.

As part of our International Asset Management and Accumulation segment, we account for Principal Asset Management Company's statements of financial position using the full consolidation method of accounting. Activity that affected our statements of operations before our acquisition of majority ownership of the subsidiary is accounted for using the equity method of accounting. Activity that will affect our statements of operations in future periods will be accounted for using the full consolidation method of accounting.

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

BENEFIT CONSULTANTS, INC. On January 1, 2003, we acquired Benefit Consultants, Inc. ("BCI Group") headquartered in Appleton, Wisconsin. BCI Group is a full-service consulting, actuarial and administration firm that specializes in administering qualified and nonqualified retirement benefit plans with a primary focus on employee stock ownership plans. Effective, January 1, 2003, the operations of BCI Group are reported in our U.S. Asset Management and Accumulation segment. We are in the process of integrating BCI Group operations into Principal Life.

ZURICH AFORE S.A. DE C.V. On May 31, 2002, we purchased a 100% ownership of Zurich AFORE S.A. de C.V. ("Zurich AFORE") in Mexico from Zurich Financial Services for MX$468.4 million (approximately U.S. $49.0 million). The operations of Zurich AFORE have been integrated into Principal International, Inc., as a part of our International Asset Management and Accumulation segment.

DISPOSITIONS

We entered into disposition agreements or disposed of the following businesses, among others, during 2003 and 2002:

BT FINANCIAL GROUP. On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of June 30, 2003, we have received proceeds of A$950.0 million Australian dollars ("A$") (U.S. $530.9 million) from Westpac, with future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $80.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management.

Excluding contingent proceeds, our total estimated after-tax proceeds from the sale are expected to be approximately U.S. $875.0 million. This amount includes cash proceeds from Westpac, expected tax benefits, and gain from unwinding the hedged asset associated with our investment in BT Financial Group. As of June 30, 2003, we have received $699.1 million of the expected total proceeds.

As of December 31, 2002, we accrued for an estimated after-tax loss on disposal of $208.7 million. During the three months ended and six months ended June 30, 2003, we incurred an additional after-tax loss of $0.4 million and $1.1 million, respectively. These losses are recorded in the loss from discontinued operations in the consolidated statements of operations. Although we are unable to estimate the impacts at this time, we expect a reduction in the after-tax loss on sale of BT Financial Group to be recorded in the third quarter of 2003.

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


                                                     FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                    ENDED JUNE 30,
                                                  ---------------------------    --------------------------
                                                      2003            2002           2003           2002
                                                  ------------    -----------    ------------  ------------
                                                               (IN MILLIONS, EXCEPT AS INDICATED)

Total assets under management ($ in
  billions)..................................         $  -            $18.6          $   -         $ 18.6
                                                  ============    ===========    ============  ============
Total revenues...............................         $  -            $44.1          $   -         $ 88.9
                                                  ============    ===========    ============  ===========
Loss from continuing operations
  (corporate overhead).......................         $  -            $(0.7)         $   -         $ (1.5)

Income (loss) from discontinued operations:
Income (loss) before income taxes............            -              5.7              -           12.3
Income taxes.................................            -              1.9              -            6.2
                                                  ------------    -----------    ------------  ------------
Income from discontinued operations..........            -              3.8              -            6.1
Loss on disposal, net of related income
  taxes......................................          (0.4)             -             (1.1)           -
                                                  ------------    -----------    ------------  ------------
Income (loss) from discontinued operations,
  net of related income taxes................          (0.4)            3.8            (1.1)          6.1

Cumulative effect of accounting change, net
  of related income taxes....................            -               -               -         (255.4)
                                                  ------------    -----------    ------------  ------------
Net income (loss)............................         $(0.4)          $ 3.1          $ (1.1)      $(250.8)
                                                  ============    ===========    ============  ============

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $170.0 million as of June 30, 2003). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. Finally, we are reviewing the applicability of the indemnification regarding this matter. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

COVENTRY HEALTH CARE. On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. We received proceeds of $325.4 million, resulting in a net realized capital gain of $183.0 million, or $114.5 million net of income taxes.

We reported our investment in Coventry in our Corporate and Other segment and accounted for it using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million for the six months ended June 30, 2002.

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

REINSURANCE TRANSACTION. Effective January 1, 2002, we entered into a reinsurance agreement to reinsure group medical insurance contracts. We have amended the contract. Effective January 1, 2003, the reinsurance contract will be reported under the deposit method of accounting. Prospectively, this will reduce ceded premiums and claims and increase operating expenses with no impact to net income.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated operating earnings and net income. Our consolidated net income was negatively impacted $3.2 million and $8.1 million for the three months ended June 30, 2003 and 2002 and negatively impacted $5.0 million and $6.8 million for the six months ended June 30, 2003 and 2002, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. "Quantitative and Qualitative Disclosures about Market Risk."

PENSION AND OTHER POST-RETIREMENT BENEFIT EXPENSE

The 2003 annual pension benefit expense for substantially all of our employees and certain agents is expected to be approximately $60.2 million pre-tax, $39.1 million after-tax. This is an annual pre-tax increase of $53.7 million over the 2002 pre-tax pension expense of $6.5 million. Our consolidated net income reflected approximately $15.0 million and $30.1 million of pre-tax pension expense for the three months ended June 30, 2003 and six months ended June 30, 2003, respectively. In addition, approximately $15.0 million of pre-tax pension expense will be reflected in each of the remaining two quarters of 2003. This increase in expense over 2002 is primarily due to the impact of low interest rates and the equity market downturn. The discount rate used to value the liabilities was lowered to 6.5% from the 2002 discount rate of 7.5% and the return on assets assumption was lowered to 8.5% from the 2002 return on assets assumption of 9.0%. To a lesser extent, the expense for other post-retirement benefits expense increased as well.

PERMANENT IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

During the second quarter of 2003, we established a policy of evaluating permanent impairment of our mortgage servicing rights. Each quarter we will evaluate permanent impairment of our mortgage servicing rights and will recognize a direct write-down when the gross carrying value is not expected to be recovered in the foreseeable future. We estimate the amount of permanent impairment based on an analysis of the mortgage servicing rights valuation allowance related to loans that have prepaid. During the three months ending June 30, 2003, we recorded a permanent impairment of our mortgage servicing rights of approximately $500.2 million, which reduced the gross carrying value and the valuation allowance of the mortgage servicing rights, thereby precluding subsequent reversals. This write-down had no impact on our net income or financial position in the current quarter but may result in a reduction of amortization expense in future periods.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the periods indicated:

                                                           FOR THE THREE                  FOR THE SIX
                                                           MONTHS ENDED                  MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                    --------------------------    ---------------------------
                                                        2003            2002          2003           2002
                                                    ------------   -----------    ------------    -----------
                                                                          (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
  Premiums and other considerations...............    $   876.6      $ 1,166.6      $ 1,782.1      $ 2,052.3
  Fees and other revenues.........................        689.0          437.2        1,321.0          870.1
  Net investment income...........................        857.7          823.2        1,693.7        1,634.3
  Net realized/unrealized capital gains (losses)..        (10.9)         (91.5)         (87.6)           6.6
                                                    ------------   -----------    ------------    -----------
    Total revenues................................      2,412.4        2,335.5        4,709.2        4,563.3

Expenses:
  Benefits, claims and settlement expenses........      1,187.8        1,507.9        2,383.0        2,711.1
  Dividends to policyholders......................         73.9           79.5          154.0          161.9
  Operating expenses..............................        865.6          599.8        1,664.9        1,192.0
                                                    ------------   -----------    ------------    -----------
    Total expenses................................      2,127.3        2,187.2        4,201.9        4,065.0
                                                    ------------   -----------    ------------    -----------
Income from continuing operations before
  income taxes....................................        285.1          148.3          507.3          498.3
Income taxes......................................         82.5           31.9          148.3          138.2
                                                    ------------   -----------     ----------     -----------
    Income from continuing operations, net of
      related income taxes........................        202.6          116.4          359.0          360.1

Income (loss) from discontinued operations, net of
  related income taxes............................         (0.4)           3.8           (1.1)           6.1
                                                    ------------   -----------    ------------    -----------
Income before cumulative effect of accounting
  changes.........................................        202.2          120.2          357.9          366.2

Cumulative effect of accounting changes, net of
  related income taxes............................           -              -              -          (280.9)
                                                    ------------   -----------    ------------    -----------
    Net income....................................    $   202.2      $   120.2      $   357.9      $    85.3
                                                    ============   ===========    ============    ===========

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Premiums and other considerations decreased $290.0 million, or 25%, to $876.6 million for the three months ended June 30, 2003, from $1,166.6 million for the three months ended June 30, 2002. The decrease reflected a $304.9 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $251.8 million, or 58%, to $689.0 million for the three months ended June 30, 2003, from $437.2 million for the three months ended June 30, 2002. The increase was primarily due to a $221.5 million increase from the Mortgage Banking segment resulting from an increase in mortgage loan production fee revenues, reflecting the increase in mortgage loan production volume. The increase also related to an $18.5 million increase from the U.S. Asset Management and Accumulation segment primarily related to increased revenues from Spectrum (our asset manager of investment-grade preferred securities portfolios), the acquisition of BCI Group and improvements in the equity markets and net cash flow, which have led to higher account values.

Net investment income increased $34.5 million, or 4%, to $857.7 million for the three months ended June 30, 2003, from $823.2 million for the three months ended June 30, 2002. The increase was primarily a result of a $6,507.0 million, or 14%, increase in average invested assets and cash. Partially offsetting the increase was a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 6.5% for the three months ended June 30, 2003, compared to 7.1% for the three months ended June 30, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Net realized/unrealized capital losses decreased $80.6 million, or 88%, to $10.9 million for the three months ended June 30, 2003, from $91.5 million for the three months ended June 30, 2002. The decrease was primarily due to a $99.0 million reduction in write downs of other than temporary declines in the value of certain fixed maturity securities.

Benefits, claims and settlement expenses decreased $320.1 million, or 21%, to $1,187.8 million for the three months ended June 30, 2003, from $1,507.9 million for the three months ended June 30, 2002. The decrease was primarily due to a $310.6 million decrease from the U.S. Asset Management and Accumulation segment, reflecting a decrease in pension full-service payout sales of single premium group annuities with life contingencies.

Dividends to policyholders decreased $5.6 million, or 7%, to $73.9 million for the three months ended June 30, 2003, from $79.5 million for the three months ended June 30, 2002. The decrease was primarily attributable to a $3.3 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates. In addition, the decrease resulted from a $2.3 million decrease from the U.S. Asset Management and Accumulation segment resulting from a decrease in dividends for our pension full-service accumulation products.

Operating expenses increased $265.8 million, or 44%, to $865.6 million for the three months ended June 30, 2003, from $599.8 million for the three months ended June 30, 2002. The increase was largely due to a $209.7 million increase from the Mortgage Banking segment primarily resulting from growth in the mortgage loan servicing portfolio, an increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and an increase in the mortgage loan production volume. The increase was also due to a $37.3 million increase in the U.S Asset Management and Accumulation segment due to higher compensation related costs including incentive compensation accruals and increases in employee benefit costs, expenses from BCI Group, resetting the mean reversion period for deferred policy acquisition cost ("DPAC") amortization, and the expansion of our asset management offshore operations.

Income taxes increased $50.6 million to $82.5 million for the three months ended June 30, 2003 from $31.9 million for the three months ended June 30, 2002. The effective income tax rate was 29% for the three months ended June 30, 2003 and

22% for the three months ended June 30, 2002. The effective income tax rates for the three months ended June 30, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes. The increase in the effective tax rate to 29% for the three months ended June 30, 2003, from 22% for the three months ended June 30, 2002, was primarily due to the increase in net income before taxes, as the amount of permanent tax differences changed very little.

As a result of the foregoing factors and the inclusion of income (loss) from discontinued operations, net of related income taxes, net income increased $82.0 million, or 68%, to $202.2 million for the three months ended June 30, 2003, from $120.2 million for the three months ended June 30, 2002. The income (loss) from discontinued operations was related to our sale of BT Financial Group.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Premiums and other considerations decreased $270.2 million, or 13%, to $1,782.1 million for the six months ended June 30, 2003, from $2,052.3 million for the six months ended June 30, 2002. The decrease reflected a $300.7 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. The decrease was partially offset by a $34.1 million increase from the Life and Health Insurance segment, primarily related to health premium rate increases, a reduction in ceded premiums resulting from a change in the accounting treatment of a group medical reinsurance contract, and increased group disability sales.

Fees and other revenues increased $450.9 million, or 52%, to $1,321.0 million for the six months ended June 30, 2003, from $870.1 million for the six months ended June 30, 2002. The increase was primarily due to a $400.4 million increase from the Mortgage Banking segment resulting from an increase in mortgage loan production fee revenues, reflecting the increase in mortgage loan production volume. The increase also related to a $30.2 million increase from the U.S. Asset Management and Accumulation segment primarily related to increased revenues from Spectrum, improvements in the equity markets and net cash flow, which have led to higher account values and the acquisition of BCI Group.

Net investment income increased $59.4 million, or 4%, to $1,693.7 million for the six months ended June 30, 2003, from $1,634.3 million for the six months ended June 30, 2002. The increase was primarily a result of a $6,020.7 million, or 13%, increase in average invested assets and cash. Partially offsetting the increase was a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 6.5% for the six months ended June 30, 2003, compared to 7.1% for the six months ended June 30, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Net realized/unrealized capital losses increased $94.2 million to $87.6 million of net realized/unrealized capital losses for the six months ended June 30, 2003, from $6.6 million of net realized/unrealized capital gains for the six months ended June 30, 2002. The increase was primarily due to a $183.0 million capital gain realized as the result of the sale of our remaining investment in Coventry in February 2002 with no corresponding activity in 2003. This was partially offset by a $79.2 million decrease in other than temporary impairments of fixed maturity securities.

Benefits, claims and settlement expenses decreased $328.1 million, or 12%, to $2,383.0 million for the six months ended June 30, 2003, from $2,711.1 million for the six months ended June 30, 2002. The decrease was due to a $322.8 million decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in pension full-service payout sales of single premium group annuities with life contingencies

Dividends to policyholders decreased $7.9 million, or 5%, to $154.0 million for the six months ended June 30, 2003, from $161.9 million for the six months ended June 30, 2002. The decrease was primarily attributable to a $5.8 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates. In addition, the decrease resulted from a $2.1 million decrease from the U.S. Asset Management and Accumulation segment resulting from a decrease in dividends for our pension full-service accumulation products.

Operating expenses increased $472.9 million, or 40%, to $1,664.9 million for the six months ended June 30, 2003, from $1,192.0 million for the six months ended June 30, 2002. The increase was largely due to a $363.5 million increase from the Mortgage Banking segment primarily resulting from growth in the mortgage loan servicing portfolio, an increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and an increase in the mortgage loan production volume. The increase was also due to a $82.6 million increase in the U.S Asset Management and Accumulation segment due to higher compensation related costs including incentive compensation accruals and increases in employee benefit costs, expenses from BCI Group, resetting the mean reversion period for DPAC amortization, and the expansion of our asset management offshore operations.

Income taxes increased $10.1 million, or 7%, to $148.3 million for the six months ended June 30, 2003 from $138.2 million for the six months ended June 30, 2002. The effective income tax rate was 29% for the six months ended June 30, 2003 and 28% for the six months ended June 30, 2002. The effective income tax rates for the six months ended June 30, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes.

As a result of the foregoing factors and the inclusion of income (loss) from discontinued operations and the cumulative effect of accounting change, net of related income taxes, net income increased $272.6 million to $357.9 million for the six months ended June 30, 2003, from $85.3 million for the six months ended June 30, 2002. The income (loss) from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting change was related to our implementation of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142") in 2002.

RESULTS OF OPERATIONS BY SEGMENT

We use operating earnings, which excludes the effect of net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments, for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts. Segment operating earnings are determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments we believe are not indicative of overall operating trends. Note that after-tax adjustments have occurred in the past and could recur in future reporting periods. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

The following table presents segment information as of or for the periods indicated:

                                                      AS OF OR FOR THE THREE             AS OF OR FOR THE SIX
                                                           MONTHS ENDED                      MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  -------------------------------    -------------------------------
                                                       2003              2002             2003             2002
                                                  --------------    -------------    --------------    -------------
                                                                             (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation........     $     869.0       $   1,135.7      $   1,755.0      $   1,997.8
International Asset Management and
  Accumulation................................           113.0              93.6            189.8            169.5
Life and Health Insurance.....................         1,001.8             984.5          2,014.1          1,963.0
Mortgage Banking..............................           452.5             209.7            857.0            418.4
Corporate and Other (1).......................            (6.2)              6.7             (6.9)            17.2
                                                  --------------    -------------    --------------    -------------
  Total segment operating revenues............         2,430.1           2,430.2          4,809.0          4,565.9
Net realized/unrealized capital losses,
  including recognition of front-end fee
  revenues and certain market value
  adjustments to fee revenues(2)..............           (17.7)            (94.7)           (99.8)            (2.6)
                                                  --------------    -------------    --------------    -------------
  Total revenue per consolidated statements        $   2,412.4       $   2,335.5      $   4,709.2      $   4,563.3
    of operations.............................    ==============    =============    ==============    =============

OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .......     $     108.2       $     102.1      $     205.7      $     202.3
International Asset Management and
  Accumulation................................            12.1               3.9             18.7              5.1
Life and Health Insurance.....................            62.9              61.7            122.0            116.0
Mortgage Banking..............................            45.1              24.8             97.4             51.3
Corporate and Other ..........................           (10.4)             (6.0)           (15.4)            (5.7)
                                                  --------------    -------------    --------------    -------------
  Total segment operating earnings............           217.9             186.5            428.4            369.0
Net realized/unrealized capital losses, as
  adjusted(2).................................           (15.3)            (70.1)           (69.4)            (6.9)
Other after-tax adjustments(3)................            (0.4)              3.8             (1.1)          (276.8)
                                                  --------------    -------------    --------------    -------------
  Net income per consolidated statements of        $     202.2       $     120.2      $     357.9      $      85.3
    operations................................    ==============    =============    ==============    =============

TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation (4)....     $  77,647.6      $   69,752.1      $  77,647.6      $  69,752.1
International Asset Management and
  Accumulation................................         2,531.3           4,794.6          2,531.3          4,794.6
Life and Health Insurance.....................        11,857.0          11,132.5         11,857.0         11,132.5
Mortgage Banking..............................         4,119.5           2,965.3          4,119.5          2,965.3
Corporate and Other (5).......................         2,466.3           1,548.9          2,466.3          1,548.9
                                                  --------------    -------------    --------------    -------------
  Total assets................................     $  98,621.7       $  90,193.4      $  98,621.7      $  90,193.4
                                                  ==============    =============    ==============    =============

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

                                                         FOR THE THREE                          FOR THE SIX
                                                          MONTHS ENDED                          MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                                  ---------------------------------    ---------------------------------
                                                         2003             2002              2003               2002
                                                  --------------    ---------------    --------------    ---------------
                                                                              (IN MILLIONS)

Net realized/unrealized capital gains
  (losses).....................................        $ (10.9)        $    (91.5)        $ (87.6)          $   6.6
Certain market value adjustments to fee
  revenues.....................................           (6.7)              (4.6)          (16.5)            (13.2)
Recognition of front-end fee revenues..........           (0.1)               1.4             4.3               4.0
                                                  --------------    ---------------    --------------    ---------------
  Net realized/unrealized capital losses,
    revenues and certain market value
    adjustments to fee revenues ...............          (17.7)             (94.7)          (99.8)             (2.6)
Amortization of deferred policy acquisition
  costs related to net realized/unrealized
  capital gains (losses).......................           (0.4)               1.4             3.3              12.3
Capital gains distributed......................           (3.5)             (21.8)           (1.9)            (21.8)
Minority interest capital losses...............            0.4                  -             0.3                -
                                                  --------------    ---------------    --------------    ---------------
  Net realized/unrealized capital losses,
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues, net of related
    amortization of deferred policy acquisition
    costs, capital losses distributed and
    minority capital gains.....................          (21.2)            (115.1)          (98.1)            (12.1)
Income tax effect .............................            5.9               45.0            28.7               5.2
                                                  --------------    ---------------    --------------    ---------------
  Net realized/unrealized capital losses, as           $ (15.3)        $    (70.1)       $  (69.4)          $  (6.9)
  adjusted.....................................   ==============    ===============    ==============    ===============


(3)For the three months ended June 30, 2003, other after-tax adjustments of $0.4 million included the negative effect of a change in the estimated loss on disposal of BT Financial Group. For the three months ended June 30, 2002, other after-tax adjustments of $3.8 million included the positive effect of income from discontinued operations of BT Financial Group. For the six months ended June 30, 2003, other after-tax adjustments of $1.1 million included the negative effect of a change in the estimated loss on disposal of BT Financial Group. For the six months ended June 30, 2002, other after-tax adjustments of $276.8 million included (1) the negative effects of: (a) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million) and (b) expenses related to our demutualization ($2.0 million) and
   (2) the positive effect of income from discontinued operations of BT Financial Group ($6.1 million).

(4)U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $927.8 million at June 30, 2003, and $1.2 billion at June 30, 2002. Activity of the separate account was reflected in both separate account assets and separate account liabilities and did not impact our results of operations.

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

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

                                                      FOR THE THREE                       FOR THE SIX
                                                       MONTHS ENDED                      MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                              ---------------------------------    -------------------------------
                                                    2003              2002             2003             2002
                                              ----------------    -------------    -------------    --------------
                                                                           (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues(1):
  Premiums and other considerations.....       $      74.4         $   379.3        $  188.2         $  488.9
  Fees and other revenues...............             193.5             171.4           378.3            345.1
  Net investment income.................             601.1             585.0         1,188.5          1,163.8
                                              ----------------    -------------    -------------    --------------
    Total operating revenues............             869.0           1,135.7         1,755.0          1,997.8

Expenses:
  Benefits, claims and settlement
    expenses including dividends to
    policyholders                                    508.6             821.5         1,044.2          1,369.1
  Operating expenses....................             219.9             183.5           445.3            371.0
                                              ----------------    -------------    -------------    --------------
    Total expenses......................             728.5           1,005.0         1,489.5          1,740.1
                                              ----------------    -------------    -------------    --------------
Pre-tax operating earnings..............             140.5             130.7           265.5            257.7
Income taxes............................              32.3              28.6            59.8             55.4
                                              ----------------    -------------    -------------    --------------
Operating earnings......................             108.2             102.1           205.7            202.3

Net realized/unrealized capital losses,
  as adjusted ..........................             (29.0)            (60.4)          (60.1)          (105.2)
Other after-tax adjustments.............                -                 -               -                -
                                              ----------------    -------------    -------------    --------------
U. S. GAAP REPORTED:
Net income..............................       $      79.2         $    41.7        $  145.6         $   97.1
                                              ================    =============    =============    ==============

--------------------
(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Premiums and other considerations decreased $304.9 million, or 80%, to $74.4 million for the three months ended June 30, 2003, from $379.3 million for the three months ended June 30, 2002. The decrease primarily resulted from a $317.9 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. The decrease was slightly offset by an increase of $13.0 million primarily resulting from increased individual payout annuity sales due to an expanding distribution presence.

Fees and other revenues increased $22.1 million, or 13%, to $193.5 million for the three months ended June 30, 2003, from $171.4 million for the three months ended June 30, 2002. Pension full-service accumulation fees and other revenue increased $14.2 million primarily due to an increase in revenue from improvements in the equity markets and net cash flow, which have led to higher account values and the acquisition of BCI Group. In addition, Principal Global
Investors fees and other revenues increased $4.8 million primarily due to increased revenues from Spectrum.

Net investment income increased $16.1 million, or 3%, to $601.1 million for the three months ended June 30, 2003, from $585.0 million for the three months ended June 30, 2002. The increase primarily resulted from a $4,367.0 million, or 13%, increase in average invested assets and cash. The increase was offset by a decrease in the average annualized yield on invested assets and cash, which was 6.1% for the three months ended June 30, 2003, compared to 6.7% for the three months ended June 30, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $312.9 million, or 38%, to $508.6 million for the three months ended June 30, 2003, from $821.5 million for the three months ended June 30, 2002. The decrease primarily resulted from a $318.5 million decrease in our pension full-service payout sales of single premium group annuities with life contingencies. Slightly offsetting this decrease was a $10.9 million increase, which primarily related to an increase in reserves resulting from higher individual payout annuity sales.

Operating expenses increased $36.4 million, or 20%, to $219.9 million for the three months ended June 30, 2003, from $183.5 million for the three months ended June 30, 2002. The increase primarily resulted from a $17.8 million increase in pension full-service accumulation due to higher compensation related costs including incentive compensation costs and increases in employee benefit costs, expenses from BCI Group, and resetting the mean reversion period for DPAC amortization. In addition, Principal Global Investors operating expenses increased $12.9 million due to higher incentive compensation accruals and the expansion of our asset management offshore operations.

Income taxes increased $3.7 million, or 13%, to $32.3 million for the three months ended June 30, 2003, from $28.6 million for the three months ended June 30, 2002. The effective income tax rate for this segment was 23% for the three months ended June 30, 2003, and 22% for the three months ended June 30, 2002. The effective income tax rates for the three months ended June 30, 2003 and 2002, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $6.1 million, or 6%, to $108.2 million for the three months ended June 30, 2003 from $102.1 million for the three months ended June 30, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $31.4 million, or 52%, to $29.0 million for the three months ended June 30, 2003, from $60.4 million for the three months ended June 30, 2002. The decrease is due to lower capital losses related to other than temporary declines in the value of certain fixed maturity securities offset by less gains on the sales of fixed maturity securities for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

As a result of the foregoing factors, net income increased $37.5 million, or 90%, to $79.2 million for the three months ended June 30, 2003, from $41.7 million for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Premiums and other considerations decreased $300.7 million, or 62%, to $188.2 million for the six months ended June 30, 2003, from $488.9 million for the six months ended June 30, 2002. The decrease primarily resulted from a $329.1 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. The decrease was slightly offset by a $28.4 million increase, primarily a result of increased individual payout annuity sales due to an expanding distribution presence.

Fees and other revenues increased $33.2 million, or 10%, to $378.3 million for the six months ended June 30, 2003, from $345.1 million for the six months ended June 30, 2002. Pension full-service accumulation fees and other revenue increased $21.2 million primarily due to an increase in revenue from improvements in the equity markets and net cash flow, which have led to higher account values and the acquisition of BCI Group. In addition, Principal Global Investors fees and other revenues increased $10.1 million primarily due to increased revenues from Spectrum and the expansion of our asset management offshore operations.

Net investment income increased $24.7 million, or 2%, to $1,188.5 million for the six months ended June 30, 2003, from $1,163.8 million for the six months ended June 30, 2002. The increase primarily resulted from a $3,557.6 million, or 10%, increase in average invested assets and cash. The increase was offset by a decrease in the average annualized yield on invested assets and cash, which was 6.2% for the six months ended June 30, 2003, compared to 6.7% for the six months ended June 30, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $324.9 million, or 24%, to $1,044.2 million for the six months ended June 30, 2003, from $1,369.1 million for the six months ended June 30, 2002. The decrease primarily resulted from a $322.1 million decrease in our pension full-service payout sales of single premium group annuities with life contingencies. Slightly offsetting this decrease was a $25.7 million increase, which primarily related to an increase in reserves resulting from higher individual payout annuity sales.

Operating expenses increased $74.3 million, or 20%, to $445.3 million for the six months ended June 30, 2003, from $371.0 million for the six months ended June 30, 2002. The increase primarily resulted from a $29.8 million increase in pension full-service accumulation due to higher compensation related costs including incentive compensation costs and increases in employee benefit costs, expenses from BCI Group, and resetting the mean reversion period for DPAC amortization. In addition, Principal Global Investors operating expenses increased $28.0 million due to higher incentive compensation accruals and the expansion of our asset management offshore operations. Furthermore, individual deferred annuity operating expenses increased $9.1 million primarily due to higher DPAC unlocking, increases in compensation related costs including incentive compensation costs and employee benefit costs and additional costs for employee stock options.

Income taxes increased $4.4 million, or 8%, to $59.8 million for the six months ended June 30, 2003, from $55.4 million for the six months ended June 30, 2002. The effective income tax rate for this segment was 23% for the six months ended June 30, 2003, and 21% for the six months ended June 30, 2002. The effective income tax rates for the six months ended June 30, 2003 and 2002, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $3.4 million, or 2%, to $205.7 million for the six months ended June 30, 2003 from $202.3 million for the six months ended June 30, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $45.1 million, or 43%, to $60.1 million for the six months ended June 30, 2003, from $105.2 million for the six months ended June 30, 2002. The decrease is due to lower capital losses related to other than temporary declines in the value of certain fixed maturity securities for the six months ended June 30, 2003.

As a result of the foregoing factors, net income increased $48.5 million, or 50%, to $145.6 million for the six months ended June 30, 2003, from $97.1 million for the six months ended June 30, 2002.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following  table  presents  certain  summary  financial data relating to the
International  Asset  Management  and  Accumulation   segment  for  the  periods
indicated:


                                                  FOR THE THREE                       FOR THE SIX
                                                  MONTHS ENDED                       MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                         ---------------------------------    ------------------------------
                                              2003               2002             2003              2002
                                         --------------     --------------    ------------     -------------
                                                                   (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other consideration.      $      51.5        $      44.6       $    82.2        $     85.8
  Fees and other revenues.............          22.4               13.6            37.2              25.7
  Net investment income...............          39.1               35.4            70.4              58.0
                                         --------------     --------------    ------------     -------------
    Total operating revenues..........         113.0               93.6           189.8             169.5

Expenses:
  Benefits, claims and settlement
    expenses..........................          73.4               66.5           121.5             119.2
  Operating expenses..................          24.9               20.1            45.5              42.9
                                         --------------     --------------    ------------     -------------
    Total expenses....................          98.3               86.6           167.0             162.1
                                         --------------     --------------    ------------     -------------
Pre-tax operating earnings............          14.7                7.0            22.8               7.4
Income taxes..........................           2.6                3.1             4.1               2.3
                                         --------------     --------------    ------------     -------------
Operating earnings....................          12.1                3.9            18.7               5.1

Net realized/unrealized capital gains
  (losses), as adjusted...............          (2.3)               5.5            (6.7)             11.0
Other after-tax adjustments...........          (0.4)               3.8            (1.1)           (270.2)
                                         --------------     --------------    ------------     -------------
U.S. GAAP REPORTED:
Net income (loss).....................   $       9.4        $      13.2       $    10.9        $   (254.1)
                                         ==============     ==============    ============     =============
OTHER DATA:
Operating earnings (loss):
  Principal International.............   $      12.1        $       4.6       $    18.7        $      6.6
  BT Financial Group                              -                (0.7)             -               (1.5)

Net income (loss):
  Principal International.............   $       9.8        $      10.1       $    12.0        $     (3.3)
  BT Financial Group.................           (0.4)               3.1            (1.1)           (250.8)

--------------------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Premiums and other considerations increased $6.9 million, or 15%, to $51.5 million for the three months ended June 30, 2003, from $44.6 million for the three months ended June 30, 2002. An increase of $15.2 million in Chile was primarily a result of a combination of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. The increase was primarily offset by a decrease of $8.0 million in Mexico due to additional premiums on a large group annuity contract in 2002 as well as a result of prolonged government retention of potential annuitants in 2003.

Fees and other revenues increased $8.8 million, or 65%, to $22.4 million for the three months ended June 30, 2003, from $13.6 million for the three months ended June 30, 2002. An increase of $4.4 million in Argentina was primarily a result of increased surrender fees. In addition, an increase of $3.5 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of AFORE Tepeyac in 2003.

Net investment income increased $3.7 million, or 10%, to $39.1 million for the three months ended June 30, 2003, from $35.4 million for the three months ended June 30, 2002. The increase was primarily related to an $196.7 million, or 14%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. The increase was partially offset by a decrease in investment yields. The annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, was 9.5% for the three months ended June 30, 2003, compared to 10.0% for the three months ended June 30, 2002.

Benefits, claims and settlement expenses increased $6.9 million, or 10%, to $73.4 million for the three months ended June 30, 2003, from $66.5 million for the three months ended June 30, 2002. An increase of $15.5 million in Chile was primarily a result of a combination of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. Partially offsetting this increase was a $7.8 million decrease in Mexico primarily due to lower premiums on individual annuities in 2003 and a decrease in reserve expense due to additional premiums on a large group annuity contract in 2002.

Operating expenses increased $4.8 million, or 24%, to $24.9 million for the three months ended June 30, 2003, from $20.1 million for the three months ended June 30, 2002. An increase of $3.5 million in Argentina was primarily due to the unlocking of deferred policy acquisition costs stemming from an increase in lapses. Additionally, an increase of $1.1 million in Mexico was primarily due to the acquisition of Zurich AFORE in 2002 and AFORE Tepeyac in 2003. Operating expenses incurred by BT Financial Group were $1.0 million for the three months ended June 30, 2002. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment.

Income tax expense decreased $0.5 million, or 16%, to $2.6 million for the three months ended June 30, 2003, from $3.1 million for the three months ended June 30, 2002.

As a result of the foregoing factors, operating earnings increased $8.2 million to $12.1 million for the three months ended June 30, 2003, from $3.9 million for the three months ended June 30, 2002.

Net realized/unrealized capital losses, as adjusted, increased $7.8 million to $2.3 million of net realized /unrealized capital losses for the three months ended June 30, 2003, from $5.5 million of net realized/unrealized capital gains for the three months ended June 30, 2002. An increase of $4.6 million in Argentina was primarily related to losses realized on the remeasurement of assets and liabilities denominated in currencies other than the Argentine peso. In addition, an increase of $2.5 million in Hong Kong was primarily due to change in fair value of embedded derivatives.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income decreased $3.8, or 29%, to $9.4 million for the three months ended June 30, 2003, from $13.2 million for the three months ended June 30, 2002. For the three months ended June 30, 2003, net income included the negative effect of other after-tax adjustments totaling $0.4 million, related to the change in the estimated loss on disposal of BT Financial Group. For the three months ended June 30, 2002, net income included the positive effect of other after-tax adjustments totaling $3.8 million, related to income from discontinued operations of BT Financial Group.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Premiums and other considerations decreased $3.6 million, or 4%, to $82.2 million for the six months ended June 30, 2003, from $85.8 million for the six months ended June 30, 2002. A decrease of $12.1 million in Mexico was due to prolonged government retention of potential annuitants in 2003 as well as additional premiums on a large group annuity contract in 2002. In addition, a decrease of $1.4 million in Argentina was primarily due to the weakening general economic environment coupled with suspension of individual annuity sales. Partially offsetting these decreases was an increase of $10.1 million in Chile primarily a result of a combination of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction.

Fees and other revenues increased $11.5 million, or 45%, to $37.2 million for the six months ended June 30, 2003, from $25.7 million for the six months ended June 30, 2002. An increase of $7.6 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of Zurich AFORE in 2002 and AFORE Tepeyac in 2003. In addition, an increase of $4.1 million in Argentina was primarily a result of increased surrender fees.

Net investment income increased $12.4 million, or 21%, to $70.4 million for the six months ended June 30, 2003, from $58.0 million for the six months ended June 30, 2002. The increase was primarily due to a $196.7 million, or 14%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. In addition, the increase was related to an increase in the annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, which was 8.6% for the six months ended June 30, 2003, compared to 8.1% for the six months ended June 30, 2002.

Benefits, claims and settlement expenses increased $2.3 million, or 2%, to $121.5 million for the six months ended June 30, 2003, from $119.2 million for the six months ended June 30, 2002. A $15.4 million increase in Chile was primarily a result of a combination of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. The increase was partially offset by an $11.4 million decrease in Mexico due to prolonged government retention of potential annuitants in 2003 as well as a decrease in reserve expense due to additional premiums on a large group annuity contract in 2002. In addition, a $1.7 million decrease in Argentina was primarily a result of the weakening general economic environment coupled with suspension of individual annuity sales.

Operating expenses increased $2.6 million, or 6%, to $45.5 million for the six months ended June 30, 2003, from $42.9 million for the six months ended June 30, 2002. An increase of $3.2 million in Argentina was primarily due to the unlocking of deferred policy acquisition costs stemming from an increase in lapses. Operating expenses incurred by BT Financial Group were $2.3 million for the six months ended June 30, 2002. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment.

Income tax expense increased $1.8 million, or 78%, to $4.1 million for the six months ended June 30, 2003, from $2.3 million for the six months ended June 30, 2002. The increase was primarily a result of an increase in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings increased $13.6 million to $18.7 million for the six months ended June 30, 2003, from $5.1 million for the six months ended June 30, 2002.

Net realized/unrealized capital losses, as adjusted, increased $17.7 million to $6.7 million of net realized /unrealized capital losses for the six months ended June 30, 2003, from $11.0 million of net realized/unrealized capital gains for the six months ended June 30, 2002. An increase of $7.6 million in Argentina was primarily related to losses realized on the remeasurement of assets and liabilities denominated in currencies other than the Argentine peso. In addition, an increase of $6.8 million in Hong Kong was primarily due to change in fair value of embedded derivatives.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $265.0 million to $10.9 million of net income for the six months ended June 30, 2003, from $254.1 million of net loss for the six months ended June 30, 2002. For the six months ended June 30, 2003, net income included the negative effect of other after-tax adjustments totaling $1.1 million, related to the change in the estimated loss on disposal of BT Financial Group. For the six months ended June 30, 2002, net income included the effect of other after-tax adjustments totaling $270.2 million, related to: (1) the negative effect of cumulative effect of accounting change, a result of our implementation of SFAS 142 ($276.3 million) and (2) the positive effect of income from discontinued operations of BT Financial Group ($6.1 million).

LIFE AND HEALTH INSURANCE SEGMENT

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                         FOR THE THREE                     FOR THE SIX
                                                         MONTHS ENDED                      MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                 ------------------------------    -----------------------------
                                                      2003             2002            2003             2002
                                                 -------------    -------------    ------------     ------------
                                                                            (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations........       $    750.7       $    742.7       $ 1,511.7        $1,477.6
  Fees and other revenues..................             83.6             78.0           168.0           155.0
  Net investment income....................            167.5            163.8           334.4           330.4
                                                 -------------    -------------    ------------     ------------
    Total operating revenues..............           1,001.8            984.5         2,014.1         1,963.0

Expenses:
  Benefits, claims and settlement expenses.            604.7            600.7         1,222.5         1,210.2
  Dividends to policyholders...............             74.6             77.9           150.1           155.9
  Operating expenses.......................            227.3            211.1           457.4           419.5
                                                 -------------    -------------    ------------     ------------
    Total expenses.........................            906.6            889.7         1,830.0         1,785.6
                                                 -------------    -------------    ------------     ------------
Pre-tax operating earnings.................             95.2             94.8           184.1           177.4
Income taxes...............................             32.3             33.1            62.1            61.4
                                                 -------------    -------------    ------------     ------------
Operating earnings.........................             62.9             61.7           122.0           116.0

Net realized/unrealized capital losses, as
  adjusted.................................             (1.1)           (20.8)          (10.4)          (31.3)
Other after-tax adjustments................               -                -               -             (4.6)
                                                 -------------    -------------    ------------     ------------
U.S. GAAP REPORTED:
Net income.................................       $     61.8       $     40.9       $   111.6        $   80.1
                                                 =============    =============    ============     ============

--------------------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Premiums and other considerations increased $8.0 million, or 1%, to $750.7 million for the three months ended June 30, 2003, from $742.7 million for the three months ended June 30, 2002. Disability insurance premiums increased $10.5 million primarily due to increased sales and favorable retention. Health insurance premiums increased $3.8 million, primarily due to rate increases and a reduction in ceded premium for group medical reinsurance, which was a result of a change in the accounting treatment of the contract. These increases in health insurance premiums were partially offset by a decline in insured medical and dental members. Life insurance premiums decreased $6.3 million, primarily a result of the continued shift of customer preference from traditional life insurance products to fee-based universal and variable universal life insurance products.

Fees and other revenues increased $5.6 million, or 7%, to $83.6 million for the three months ended June 30, 2003, from $78.0 million for the three months ended June 30, 2002. Fee revenues from our life insurance business increased $3.0 million, primarily due to the continued shift in customer preference to fee-based universal and variable universal life insurance products. Fee revenues from our health insurance business increased $2.7 million, primarily a result of growth and fee increases in the fee-for-service business.

Net investment income increased $3.7 million, or 2%, to $167.5 million for the three months ended June 30, 2003, from $163.8 million for the three months ended June 30, 2002. The increase primarily reflects a $714.2 million, or 8%, increase in average invested assets and cash for the segment. The increase was offset by a decrease in the average annualized yield on invested assets and cash, which was 6.8% for the three months ended June 30, 2003, compared to 7.2% for the three months ended June 30, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Benefits, claims and settlement expenses increased $4.0 million, or 1%, to $604.7 million for the three months ended June 30, 2003, from $600.7 million for the three months ended June 30, 2002. Disability insurance benefits, claims and settlement expenses increased $6.5 million, despite loss ratio improvement, primarily due to growth in the business. In addition, life insurance benefits, claims and settlement expenses increased $1.3 million, primarily due to higher death claims. Partially offsetting these increases was a $3.8 million decrease in health insurance benefits, claims and settlement expenses, primarily due to a decline in insured medical and dental members largely offset by increased claim costs per member and a reduction in ceded claims for group medical reinsurance related to a change in the accounting treatment of the contract.

Dividends to policyholders decreased $3.3 million, or 4%, to $74.6 million for the three months ended June 30, 2003, from $77.9 million for the three months ended June 30, 2002. The decrease is primarily related to changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates.

Operating expenses increased $16.2 million, or 8%, to $227.3 million for the three months ended June 30, 2003, from $211.1 million for the three months ended June 30, 2002. Health insurance operating expenses increased $6.7 million, primarily a result of increased employee benefit costs, increased incentive compensation costs, and accounting for a group medical reinsurance contract under the deposit method of accounting, partially offset by a decrease in commissions associated with lower direct premiums. Disability insurance operating expenses increased $5.4 million primarily due to increases in incentive compensation costs, employee benefit costs, non-deferrable commissions related to higher premium, and non-deferrable distribution expenses associated with higher sales. Life insurance operating expenses increased $4.1 million primarily due to lower DPAC capitalization, related to a decrease in sales, partially offset by a decrease in DPAC amortization.

Income taxes decreased $0.8 million, or 2%, to $32.3 million for the three months ended June 30, 2003, from $33.1 million for the three months ended June 30, 2002. The effective income tax rate for the segment was 34% for the three months ended June 30, 2003 and 35% for the three months ended June 30, 2002. The effective income tax rate for the three months ended June 30, 2003 was lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $1.2 million, or 2%, to $62.9 million for the three months ended June 30, 2003, from $61.7 million for the three months ended June 30, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $19.7 million, or 95%, to $1.1 million for the three months ended June 30, 2003, from $20.8 million for the three months ended June 30, 2002. The decrease is primarily the result of lower realized capital losses on other than temporary declines in the value of certain fixed maturity securities and realized capital gains on derivatives, offset by less gains on sales of fixed maturity securities.

As a result of the foregoing factors, net income increased $20.9 million, or 51%, to $61.8 million for the three months ended June 30, 2003, from $40.9 million for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Premiums and other considerations increased $34.1 million, or 2%, to $1,511.7 million for the six months ended June 30, 2003, from $1,477.6 million for the six months ended June 30, 2002. Health insurance premiums increased $26.5 million, primarily due to rate increases and a reduction in ceded premium for group medical reinsurance, which was a result of a change in the accounting treatment of the contract. These increases in health insurance premium were partially offset by a decline in insured medical and dental members. Disability insurance premiums increased $20.2 million primarily due to increased sales and favorable retention. Partially offsetting these increases was a $12.6 million decrease in life insurance premiums, primarily resulting from the continued shift of customer preference from traditional life insurance products to fee-based universal and variable universal life insurance products.

Fees and other revenues increased $13.0 million, or 8%, to $168.0 million for the six months ended June 30, 2003, from $155.0 million for the six months ended June 30, 2002. Fee revenues from our health insurance business increased $7.4 million, primarily a result of growth and fee increases in our fee-for-service business. Fee revenues from our life insurance business increased $5.7 million, primarily due to the continued shift in customer preference to fee-based universal and variable universal life insurance products.

Net investment income increased $4.0 million, or 1%, to $334.4 million for the six months ended June 30, 2003, from $330.4 million for the six months ended June 30, 2002. The increase primarily reflects a $694.7 million, or 8%, increase in average invested assets and cash for the segment. The increase was offset by a decrease in the average annualized yield on invested assets and cash, which was 6.9% for the six months ended June 30, 2003, compared to 7.3% for the six months ended June 30, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Benefits, claims and settlement expenses increased $12.3 million, or 1%, to $1,222.5 million for the six months ended June 30, 2003, from $1,210.2 million for the six months ended June 30, 2002. Disability insurance benefits, claims and settlement expenses increased $10.4 million, despite loss ratio improvement, primarily due to growth in the business. Health insurance benefits, claims and settlement expenses increased $4.8 million, primarily due to increased claim costs per member and a reduction in ceded claims for group medical reinsurance, which was related to a change in the accounting treatment of the contract. These increases were significantly offset by a decrease in insured medical and dental members. Partially offsetting these increases was a $2.9 million decrease in life insurance benefits, claims and settlement expenses primarily due to lower waiver costs, which were partly offset by increased death claims.

Dividends to policyholders decreased $5.8 million, or 4%, to $150.1 million for the six months ended June 30, 2003, from $155.9 million for the six months ended June 30, 2002. The decrease is primarily related to changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates.

Operating expenses increased $37.9 million, or 9%, to $457.4 million for the six months ended June 30, 2003, from $419.5 million for the six months ended June 30, 2002. Health insurance operating expenses increased $20.7 million, primarily a result of increased employee benefit costs, increased incentive compensation costs, and accounting for a group medical reinsurance contract under the deposit method of accounting. Disability insurance operating expenses increased $11.3 million primarily due to increases in incentive compensation costs, employee benefit costs, and non-deferrable commissions related to higher premium. Life insurance operating expenses increased $5.9 million primarily due to increased employee benefit costs and a decrease in DPAC capitalization related to lower sales, partially offset by prior period premium tax related adjustments in 2003.

Income taxes increased $0.7 million, or 1%, to $62.1 million for the six months ended June 30, 2003, from $61.4 million for the six months ended June 30, 2002. The effective income tax rate for the segment was 34% for the six months ended June 30, 2003 and 35% for the six months ended June 30, 2002. The effective income tax rate for the six months ended June 30, 2003 was lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $6.0 million, or 5%, to $122.0 million for the six months ended June 30, 2003, from $116.0 million for the six months ended June 30, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $20.9 million, or 67%, to $10.4 million for the six months ended June 30, 2003, from $31.3 million for the six months ended June 30, 2002. The decrease resulted from lower realized capital losses related to other than temporary declines in the value of certain fixed maturity securities and realized capital gains on derivatives.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $31.5 million, or 39%, to $111.6 million for the six months ended June 30, 2003, from $80.1 million for the six months ended June 30, 2002. The other after-tax adjustment for the six months ended June 30, 2002, had a negative impact on net income of $4.6 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

MORTGAGE BANKING SEGMENT

The following table presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                                     FOR THE THREE                    FOR THE SIX
                                                      MONTHS ENDED                    MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                               ---------------------------    -----------------------------
                                                  2003            2002           2003             2002
                                               -----------     -----------    ------------     ------------
                                                                        (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues:
  Loan servicing......................         $   182.8       $   152.5      $   346.9        $   280.1
  Loan production.....................             269.7            57.2          510.1            138.3
                                               -----------     -----------    ------------     ------------
    Total operating revenues..........             452.5           209.7          857.0            418.4

Expenses:
  Loan servicing......................             328.1           130.9          585.0            258.8
  Loan production.....................              51.7            39.2          115.2             77.9
                                               -----------     -----------    ------------     ------------
    Total expenses....................             379.8           170.1          700.2            336.7
                                               -----------     -----------    ------------     ------------
Pre-tax operating earnings............              72.7            39.6          156.8             81.7
Income taxes..........................              27.6            14.8           59.4             30.4
                                               -----------     -----------    ------------     ------------
Operating earnings....................              45.1            24.8           97.4             51.3

Net realized/unrealized capital
  losses, as adjusted ................                -               -              -                -
Other after-tax adjustments...........                -               -              -                -
                                               -----------     -----------    ------------     ------------
U. S. GAAP REPORTED:
Net income............................         $    45.1       $    24.8      $    97.4        $    51.3
                                               ===========     ===========    ============     ============

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Total operating revenues increased $242.8 million to $452.5 million for the three months ended June 30, 2003, from $209.7 million for the three months ended June 30, 2002. Residential mortgage loan production revenues increased $212.5 million primarily due to an increase in mortgage loan production, which increased to $17.1 billion for the three months ended June 30, 2003, compared to $9.1 billion for the same period a year ago. A $30.3 million increase in residential mortgage loan servicing revenues reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $115.1 billion for the three months ended June 30, 2003, compared to $93.2 billion for the same period a year ago.

Total expenses increased $209.7 million to $379.8 million for the three months ended June 30, 2003, from $170.1 million for the three months ended June 30, 2002. A $197.2 million increase in residential mortgage loan servicing expenses resulted primarily from a $145.4 million increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and to a lesser extent increased expenses related to growth in the servicing portfolio. Residential mortgage loan production expenses increased $12.5 million reflecting the increase in residential mortgage loan production volume.

Income taxes increased $12.8 million, or 86%, to $27.6 million for the three months ended June 30, 2003, from $14.8 million for the three months ended June 30, 2002. The increase in income taxes primarily resulted from an increase in pre-tax operating earnings. The effective income tax rate for this segment was 38% for the three months ended June 30, 2003, and 37% for the three months ended

June 30, 2002. The effective income tax rates for the three months ended June 30, 2003 and 2002, were higher than the corporate income tax rate of 35% due to state income taxes.

As a result of the foregoing factors, operating earnings and net income increased $20.3 million, or 82%, to $45.1 million for the three months ended June 30, 2003, from $24.8 million for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Total operating revenues increased $438.6 million to $857.0 million for the six months ended June 30, 2003, from $418.4 million for the six months ended June 30, 2002. Residential mortgage loan production revenues increased $371.8 million primarily due to an increase in mortgage loan production, which increased to $32.6 billion for the six months ended June 30, 2003, compared to $19.1 billion for the same period a year ago. A $66.8 million increase in residential mortgage loan servicing revenues reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $113.0 billion for the six months ended June 30, 2003, compared to $89.2 billion for the same period a year ago.

Total expenses increased $363.5 million to $700.2 million for the six months ended June 30, 2003, from $336.7 million for the six months ended June 30, 2002. A $326.2 million increase in residential mortgage loan servicing expenses resulted primarily from a $214.4 million increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity and to a lesser extent increased expenses related to growth in the servicing portfolio. Residential mortgage loan production expenses increased $37.3 million reflecting the increase in residential mortgage loan production volume.

Income taxes increased $29.0 million, or 95%, to $59.4 million for the six months ended June 30, 2003, from $30.4 million for the six months ended June 30, 2002. The increase in income taxes primarily resulted from an increase in pre-tax operating earnings. The effective income tax rate for this segment was 38% for the six months ended June 30, 2003, and 37% for the six months ended June 30, 2002. The effective income tax rates for the six months ended June 30, 2003 and 2002, were higher than the corporate income tax rate of 35% due to state income taxes.

As a result of the foregoing factors, operating earnings and net income increased $46.1 million, or 90%, to $97.4 million for the six months ended June 30, 2003, from $51.3 million for the six months ended June 30, 2002.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

                                                            FOR THE THREE                    FOR THE SIX
                                                             MONTHS ENDED                   MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------   ----------------------------
                                                        2003             2002           2003            2002
                                                     ------------    -------------   -----------     ------------
                                                                               (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues (1):
  Total operating revenues.....................       $    (6.2)       $    6.7       $  (6.9)       $   17.2

Expenses:
  Total expenses...............................            10.6            15.4          16.9            27.9
                                                     ------------    -------------   -----------    -------------
Pre-tax operating loss.........................           (16.8)           (8.7)        (23.8)          (10.7)
Income tax benefits............................            (6.4)           (2.7)         (8.4)           (5.0)
                                                     ------------    -------------   -----------    -------------
Operating loss.................................           (10.4)           (6.0)        (15.4)           (5.7)

Net realized/unrealized capital gains,
  as adjusted                                              17.1             5.6          7.8            118.6
Other after-tax adjustments....................              -               -             -             (2.0)
                                                     ------------    -------------   -----------    -------------
U.S. GAAP REPORTED:
Net income (loss)..............................       $     6.7        $   (0.4)      $  (7.6)       $  110.9
                                                     ============    =============   ===========    =============

------------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Total operating revenues decreased $12.9 million to a negative $6.2 million for the three months ended June 30, 2003, from a positive $6.7 million for the three months ended June 30, 2002. Net investment income decreased $7.7 million, primarily due to a decrease in average annualized investment yields for the segment. The decrease in total revenues was also partially due to a $6.2 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total expenses decreased $4.8 million, or 31%, to $10.6 million for the three months ended June 30, 2003, from $15.4 million for the three months ended June 30, 2002. Inter-segment eliminations included in this segment increased $6.2 million, resulting in a decrease in total expenses. In addition, a decrease of $3.1 million related to corporate initiatives funded by this segment. These decreases were partially offset by a $1.7 million increase in interest expense on the 144a debt, due to the termination of the hedges that were in place in 2002 as well as a $1.5 million increase due to costs associated with operating as a public company.

Income tax benefits increased $3.7 million to $6.4 million for the three months ended June 30, 2003, from $2.7 million for the three months ended June 30, 2002. The increase was primarily a result of an increase in pre-tax operating loss.

As a result of the foregoing factors, operating loss increased $4.4 million, or 73%, to $10.4 million for the three months ended June 30, 2003, from $6.0 million for the three months ended June 30, 2002.

Net realized/unrealized capital gains, as adjusted, increased $11.5 million to $17.1 million for the three months ended June 30, 2003, from $5.6 million for the three months ended June 30, 2002. The increase was primarily due to the mark to market of certain seed money investments offset in part by an increase in other than temporary impairments of fixed maturities and equity securities.

As a result of the foregoing factors, net income increased $7.1 million to $6.7 million of net income for the three months ended June 30, 2003, from $0.4 million of net loss for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Total operating revenues decreased $24.1 million to a negative $6.9 million for the six months ended June 30, 2003, from a positive $17.2 million for the six months ended June 30, 2002. Net investment income decreased $16.9 million, primarily due to a decrease in average annualized investment yields for the segment. The decrease in total revenues was also partially due to a $9.4 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total expenses decreased $11.0 million, or 39%, to $16.9 million for the six months ended June 30, 2003, from $27.9 million for the six months ended June 30, 2002. Inter-segment eliminations included in this segment increased $9.4 million, resulting in a decrease in total expenses. In addition, a decrease of $9.3 million related to corporate initiatives funded by this segment. These decreases were partially offset by a $5.4 million increase in interest expense on the 144a debt, largely due to the termination of the hedges that were in place in 2002.

Income tax benefits increased $3.4 million, or 68%, to $8.4 million for the six months ended June 30, 2003, from $5.0 million for the six months ended June 30, 2002. The increase was primarily a result of an increase in pre-tax operating loss.

As a result of the foregoing factors, operating loss increased $9.7 million to $15.4 million for the six months ended June 30, 2003, from $5.7 million for the six months ended June 30, 2002.

Net realized/unrealized capital gains, as adjusted, decreased $110.8 million, or 93%, to $7.8 million for the six months ended June 30, 2003, from $118.6 million for the six months ended June 30, 2002. The decrease was primarily due to realized capital gains related to the sale of our investment in Coventry in February 2002.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net loss increased $118.5 million to a net loss of $7.6 million for the six months ended June 30, 2003, from $110.9 million of net income for the six months ended June 30, 2002. For the six months ended June 30, 2002, net income included the negative effect of other after-tax adjustments totaling $2.0 million, related to expenses of our demutualization.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $2,824.4 million and $1,937.7 million for the six months ended June 30, 2003 and 2002, respectively. The increase in 2003 compared to 2002 was primarily related to an increase in mortgage banking servicing and production fees, an increase in funds collected through servicing on behalf of investors related to mortgage banking services, an increase in bank deposits, as well as fluctuations in total company payables

Net cash used in investing activities was $3,121.4 million and $1,362.1 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cash used in investing activities between periods was primarily related to an increase in net purchases of mortgage loans and available-for-sale securities compared to the prior year. Also contributing to the increase in cash uses was the sale of our shares of Coventry stock in 2002, with no corresponding sale occurring in 2003.

Net cash provided by financing activities was $783.6 million and $29.3 million for the six months ended June 30, 2003 and 2002, respectively. The increase in net cash provided by financing activities in 2003 compared to 2002 was primarily due to an increase in investment contract deposits, net of withdrawals, in addition to an increase in short term borrowing.

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

In February 2003, Principal Life's board of directors declared an ordinary dividend of up to $490.0 million. As of March 31, 2003 Principal Life had accrued a dividend in the amount of $200.0 million, however, we do not plan to transfer cash in 2003. The $200.0 million dividend accrual was reversed as of June 30, 2003.

COMMON STOCK ISSUED AND TREASURY STOCK ACQUIRED

In the last two years, our board of directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

In May 2003, our board of directors authorized the repurchase of up to $300.0 million of our outstanding common stock. The repurchases will be made in the open market or through privately negotiated transactions, from time to time, depending on market conditions.

During the six months ended June 30, 2003, we repurchased 10.3 million shares of our outstanding common stock on the open market at an aggregated cost of $300.0 million, relating to a stock repurchase program authorized on November 26, 2002. Under this authorization, our board of directors approved a repurchase of up to $300.0 million.

INTERNATIONAL OPERATIONS

We expect to receive approximately U.S.$875.0 million of total proceeds from our sale of substantially all of BT Financial Group to Westpac. This amount includes cash proceeds, expected tax benefits, and gain from unwinding the hedged asset associated with our investment in BT Financial Group. An additional future contingent receipt of approximately U.S.$80.0 million may be received in 2004, if Westpac experiences growth in their retail assets under management. As of June 30, 2003, we have received U.S.$699.1 million of the total expected proceeds.

Our Brazilian, Chilean and Mexican operations produced positive cash flow from operations for the six months ended June 30, 2003 and 2002. These cash flows have been historically maintained at the local country level for strategic expansion purposes. Our international operations have required infusions of capital of $76.8 million for the six months ended June 30, 2003, and $61.0 million for the six months ended June 30, 2002, primarily to fund acquisitions and to a lesser extent, to meet the cash outflow requirements of certain operations. These other international operations are primarily in the start-up stage or are expanding in the short-term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of June 30, 2003, we had $1,360.2 million of long-term debt outstanding compared to $1,332.5 million at December 31, 2002. Non-recourse medium-term notes outstanding as of June 30, 2003, were $3,790.6 million compared to $3,583.5 million at December 31, 2002. Non-recourse medium-term notes represent claims for principal and interest under international funding agreements issued to non-qualified institutional investors.

As of June 30, 2003, we had $665.4 million of short-term debt outstanding compared to $564.8 million at December 31, 2002. Short-term debt consists primarily of commercial paper and outstanding balances on revolving credit facilities with various financial institutions. As of June 30, 2003, we had credit facilities with various financial institutions in an aggregate amount of $1.7 billion. These credit facilities include $700.0 million in credit facilities to finance a commercial mortgage-backed securities ("CMBS") pipeline, $300.0 million in credit facilities to purchase mortgage servicing rights, and $100.0 million in credit facilities to purchase certain CMBS securities for investment purposes. In addition, we may borrow up to $600.0 million on a back-stop facility to support our $1.0 billion commercial paper program, of which there were no outstanding balances as of June 30, 2003.

There have been no significant changes to the contractual obligations and commitments since December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

The Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), in January 2003. FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. In addition, FIN 46 also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. FIN 46 is effective immediately for variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We have initiated an assessment and are currently evaluating interests in entities that may be considered variable interest entities. While the ultimate impact of adopting FIN 46 on the consolidated financial statements is still being reviewed, we anticipate consolidation of Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), which currently provides an off-balance sheet source of funding for our residential mortgage loan production, by September 30, 2003. If FIN 46 was effective as of June 30, 2003, the impact would be the consolidation of approximately $3.7 billion in assets and liabilities related to PRMCR.

RESIDENTIAL MORTGAGE LOAN PRODUCTION. PRMCR provides an off-balance sheet source of funding for our residential mortgage loan production. We sold approximately $32.8 billion and $19.4 billion in mortgage loans to PRMCR during the six months ended June 30, 2003 and 2002, respectively. The maximum amount of mortgage loans, which can be warehoused in PRMCR, has increased from $1.0 billion at inception to $4.0 billion as of June 30, 2003. PRMCR held $3.6 billion and $2.5 billion in mortgage loans held for sale as of June 30, 2003 and 2002, respectively. The portfolio of loans held for sale by PRMCR must meet portfolio criteria, eligibility representations, and portfolio aging limitations. Based on these eligibility representations, we are required to repurchase ineligible loans from PRMCR. During the first half of 2003, we repurchased $74.7 million of ineligible loans from PRMCR.

At June 30, 2003, PRMCR had outstanding equity certificates of $193.0 million, secured liquidity notes of $1.9 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. All borrowings are collateralized by the assets of PRMCR. We paid a commitment fee to PRMCR based on the overall warehouse limit. These funds are available as additional collateral to cover credit related losses on defaulted mortgage loans. The balance in the account was $24.0 million at June 30, 2003 and 2002, and is reflected in other assets on our consolidated statements of financial position.

We maintain a right to the servicing of the mortgage loans held by PRMCR and retain servicing upon the sale of the majority of the mortgage loans to the final investors. As the servicer, we receive a monthly servicing fee and may earn additional incentive servicing fees upon successful completion of our servicing responsibilities. We received $13.7 million and $10.9 million in servicing and incentive servicing fees from PRMCR during the six months ended June 30, 2003 and 2002, respectively. Any unpaid and earned incentive fees as well as any remaining amounts in the cash collateral account will be returned to us upon the termination of PRMCR.

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING. Principal Residential Mortgage Funding, LLC ("PRMF"), provides an off-balance sheet source of funding for qualifying delinquent mortgage loans. We sell qualifying delinquent FHA and VA mortgage loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust and a qualifying special purpose entity. As a qualifying special purpose entity, PRMF does not qualify under FIN 46 for full consolidation. At June 30, 2003 and 2002, the Trust held $557.5 million and $306.2 million in mortgage loans, respectively, and had outstanding participation certificates of $528.0 million and $288.0 million, respectively.

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in our capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. We received $15.9 million and $10.6 million in servicing and successful servicing fees from PRMF during the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and 2002, our residual interest in such cash flows was $44.7 million and $24.7 million, respectively, and was recorded in other assets on the consolidated statements of financial position.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2003 through 2019. The estimated maximum exposure under these agreements as of June 30, 2003, was $171.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac") for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $170.0 million as of June 30, 2003). New

Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. Finally, we are reviewing the applicability of the indemnification regarding this matter. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The amount of our exposure is based on the potential loss that may be incurred if the repurchased mortgage loans are processed through the foreclosure process. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations are estimated to be approximately 0.04% of annual mortgage loan production levels. Total losses on the mortgage loans repurchased are estimated to approximate 25% of the unpaid principal balance of the related mortgage loans. As of June 30, 2003, $3.3 million has been accrued for representing the fair value of such indemnifications issued after January 1, 2003, in accordance with FASB's Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45").

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group and other divestitures, the sale of servicing rights in our mortgage banking business, acquisitions, and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. The fair value of such indemnifications issued after January 1, 2003, was insignificant.

INVESTMENTS

We had total consolidated assets as of June 30, 2003, of $98.6 billion, of which $53.1 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $51.4 billion were held by our U.S. operations and the remaining $1.7 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, establishes all investment policies and reviews and approves all investments. As of June 30, 2003, there are ten members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 68% and the debt service coverage ratio at loan inception was 2.5 times as of June 30, 2003.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of June 30, 2003.

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

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of June 30, 2003, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.


                        U.S. INVESTED ASSETS

                                                              AS OF JUNE 30,          AS OF DECEMBER 31,
                                                          ----------------------   ------------------------
                                                                   2003                      2002
                                                          ----------------------   ------------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                          -----------     ------   --------------  --------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
  Public..........................................        $  25,282.8        49%     $  22,766.8      48%
  Private.........................................           11,040.0        22         10,440.3      22
Equity securities.................................              365.8         1            358.1       1
Mortgage loans
  Commercial .....................................            9,793.1        19          9,365.8      20
  Residential.....................................            1,668.0         3          1,463.6       3
Real estate held for sale ........................              177.6         -            179.5       -
Real estate held for investment...................            1,227.1         2          1,042.1       2
Policy loans......................................              808.1         2            818.5       2
Other investments ................................            1,090.4         2          1,075.5       2
                                                          -----------     ------   --------------  --------
    Total invested assets.........................        $  51,452.9       100%     $  47,510.2     100%
                                                                          ======                   ========
Cash and cash equivalents.........................            1,464.3                      941.5
                                                          -----------              --------------
    Total invested assets and cash ...............        $  52,917.2                $  48,451.7
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

FIXED MATURITY SECURITIES

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 71% of total U.S. invested assets as of June 30, 2003 and 70% as of December 31, 2002. The fixed maturity securities portfolio was comprised, based on carrying amount, of 70% in publicly traded fixed maturity securities and 30% in privately placed fixed maturity securities as of June 30, 2003, and 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2002. Included in the privately placed category as of June 30, 2003, were $4.2 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of June 30, 2003, and December 31, 2002, as shown in the following table:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                              AS OF JUNE 30,          AS OF DECEMBER 31,
                                                          ----------------------    -----------------------
                                                                   2003                      2002
                                                          ----------------------    -----------------------
                                                             CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                          ------------    ------    ------------  ---------
                                                                          ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
  Government corporations and agencies.................   $     433.9         1%     $     518.6       2%
States and political subdivisions......................         507.3         1            426.3       1
Non-U.S. governments...................................         454.5         1            380.5       1
Corporate - public.....................................      18,805.6        52         17,061.2      52
Corporate - private....................................       9,302.7        26          8,777.5      26
Residential pass-through securities....................       2,570.5         7          2,327.0       7
Commercial MBS.........................................       2,811.7         8          2,476.4       7
Collateral mortgage obligations........................         105.3         -               -        -
Asset-backed securities................................       1,331.3         4          1,239.6       4
                                                          ------------    ------    ------------  ---------
    Total fixed maturities.............................   $  36,322.8       100%     $  33,207.1     100%
                                                          ============    ======    ============  =========

We held $6,818.8 million of mortgage-backed and asset-backed securities as of June 30, 2003, and $6,043.0 million as of December 31, 2002.

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

The international exposure in our U.S. invested assets totaled $5,056.0 million, or 14%, of total fixed maturity securities, as of June 30, 2003, comprised of corporate and foreign government fixed maturity securities. Of the $5,056.0 million as of June 30, 2003, investments totaled $1,485.8 million in the United Kingdom, $1,119.8 million in the continental European Union, $641.8 million in

Asia, $384.5 million in Australia, $384.0 million in South America and $16.4 million in Japan. The remaining $1,023.7 million is invested in 14 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 15% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of June 30, 2003, our investments in Canada totaled $1,288.6 million.

As of June 30, 2003, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The following table presents our total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of June 30, 2003, and December 31, 2002, as well as the percentage, based on estimated fair value, that each designation comprises:


                              U.S. INVESTED ASSETS
                TOTAL FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                               AS OF JUNE 30, 2003                         AS OF DECEMBER 31, 2002
                                        ------------------------------------       ------------------------------------------
                                                                     % OF                                           % OF
                     RATING                                         TOTAL                                           TOTAL
    NAIC             AGENCY           AMORTIZED      CARRYING      CARRYING         AMORTIZED       CARRYING       CARRYING
   RATING          EQUIVALENT           COST          AMOUNT        AMOUNT           COST            AMOUNT         AMOUNT
  ---------       ------------      -------------   ------------  -----------      -----------    --------------  -----------
                                                                        ($ IN MILLIONS)

    1         Aaa/Aa/A........       $  16,382.4    $  17,924.2       49%           $15,377.5      $  16,539.9        50%
    2         Baa.............          13,801.9       15,222.9       42             12,921.8         13,657.4        41
    3         Ba..............           2,114.4        2,188.4        6              2,168.8          2,080.8         6
    4         B...............             479.7          466.8        1                506.2            434.5         1
    5         Caa and lower...             255.3          231.8        1                215.6            162.5         1
    6         In or near
                default.......             275.1          288.7        1                371.0            332.0         1
                                    -------------   ------------  -----------      -----------    --------------  -----------
                Total fixed
                  maturities..       $  33,308.8    $  36,322.8      100%          $ 31,560.9      $  33,207.1       100%
                                    =============   ============  ===========      ===========    ==============  ===========

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of June 30, 2003, we had invested 5% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

We invest in privately placed fixed maturity securities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by federal and state securities laws and illiquid trading markets. As of June 30, 2003, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 91%.

The following tables show the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of June 30, 2003, and December 31, 2002.

                              U.S. INVESTED ASSETS
        CORPORATE FIXED MATURITY SECURITIES PORTFOLIO BY SALOMON INDUSTRY

                                                            AS OF JUNE 30,               AS OF DECEMBER 31,
                                                      ---------------------------   -------------------------
                                                                 2003                         2002
                                                      ---------------------------   -------------------------
                                                        CARRYING          % OF        CARRYING       % OF
                                                         AMOUNT           TOTAL        AMOUNT        TOTAL
                                                      ------------     ----------   -----------   -----------
                                                                         ($ IN MILLIONS)
INDUSTRY CLASS
Finance - Bank..........................               $  2,882.7          10%      $  2,431.5           9%
Finance - Insurance.....................                  1,379.9           5          1,006.8           4
Finance - Other.........................                  3,205.1          12          3,199.0          12
Industrial - Consumer...................                    941.6           3            958.2           4
Industrial - Energy.....................                  3,204.6          11          2,959.5          11
Industrial - Manufacturing..............                  6,060.7          22          5,882.5          23
Industrial - Other......................                    150.6           1            133.1           1
Industrial - Service....................                  4,498.4          16          3,932.7          15
Industrial - Transport..................                  1,069.8           4          1,058.9           4
Utility - Electric......................                  2,786.9          10          2,539.4          10
Utility - Other.........................                    101.6           -            161.4           1
Utility - Telecom.......................                  1,826.4           6          1,575.7           6
                                                      ------------     ----------   -----------   -----------
    Total...............................               $ 28,108.3         100%      $ 25,838.7         100%
                                                      ============     ==========   ===========   ===========

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

We recognize permanent impairment losses for fixed maturities when declines in value are other than temporary. Realized losses related to other than temporary impairments were $93.8 million for the six months ended June 30, 2003.

In July 2002, Worldcom Inc. filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses for other than temporary impairments during the second quarter of 2002. Our remaining investment in WorldCom Inc. is classified in our problem fixed maturity securities portfolio in the amount of $13.9 million as of June 30, 2003.

The cost, gross unrealized gains and losses and the fair value of our fixed maturity securities available-for-sale as of June 30, 2003 and December 31, 2002, are summarized as follows:

                              U.S. INVESTED ASSETS
                       FIXED MATURITIES AVAILABLE-FOR-SALE

                                                               AS OF JUNE 30, 2003
                                               --------------------------------------------------------
                                                                GROSS          GROSS
                                                              UNREALIZED     UNREALIZED        FAIR
                                                  COST          GAINS          LOSSES          VALUE
                                               -------------  -----------   ------------   ------------
                                                                      ( IN MILLIONS)
Fixed maturities:
U.S. Treasury securities and obligations
  of U.S. Government corporations and
  agencies..................................   $     414.3    $    19.6     $       -      $      433.9
States and political subdivisions...........         463.5         46.4            2.6            507.3
Non-U.S. governments........................         379.2         75.3             -             454.5
Corporate - public..........................      17,052.3      1,803.0           49.7         18,805.6
Corporate - private.........................       8,651.8        774.9          124.0          9,302.7
Mortgage-backed and other
  asset-backed securities...................       6,251.2        482.7           19.4          6,714.5
                                               -------------  -----------   ------------   ------------
Total fixed maturities......................   $  33,212.3    $ 3,201.9     $    195.7     $  36,218.5
                                               ===========    ===========   ============   ============

Of the $195.7 million in gross unrealized losses, $32.5 million relates to securities where the estimated fair value has declined and remained below amortized cost by 20% or more for six months or greater.


                              U.S. INVESTED ASSETS
                       FIXED MATURITIES AVAILABLE-FOR-SALE

                                                               AS OF DECEMBER 31, 2002
                                               --------------------------------------------------------
                                                                GROSS          GROSS
                                                              UNREALIZED     UNREALIZED        FAIR
                                                  COST          GAINS          LOSSES          VALUE
                                               -------------  -----------   ------------   ------------
                                                                     ( IN MILLIONS)
Fixed maturities:
U.S. Treasury securities and obligations
  of U.S Government corporations and
  agencies..................................   $     499.2    $    19.4     $       -        $   518.6
Non-U.S. governments........................         329.9         53.7            3.1           380.5
States and political subdivisions...........         399.2         33.0            5.9           426.3
Corporate - public..........................      16,257.2      1,085.7          281.7        17,061.2
Corporate - private.........................       8,442.5        521.0          186.0         8,777.5
Mortgage-backed and other
  asset-backed securities...................       5,535.9        419.9           14.5         5,941.3
                                               -------------  -----------   ------------   ------------
Total fixed maturities......................   $  31,463.9    $ 2,132.7     $    491.2       $33,105.4
                                               =============  ===========   ============   ============


The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:


                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                         AS OF JUNE 30,        AS OF DECEMBER 31,
                                                                     ----------------------  ----------------------
                                                                              2003                    2002
                                                                     ----------------------  ----------------------
                                                                                     ($ IN MILLIONS)

Total fixed maturity securities (public and private)............          $   36,322.8            $  33,207.1
                                                                          ============            ===========

Problem fixed maturity securities...............................          $      237.6            $     262.0
Potential problem fixed maturity securities.....................                 330.3                  508.4
Restructured fixed maturity securities..........................                  54.4                  103.9
                                                                          ------------            -----------
   Total problem, potential problem and restructured fixed
     maturity securities........................................          $      622.3            $     874.3
                                                                          ============            ===========
   Total problem, potential problem and restructured fixed
     maturity securities as a percent of total fixed maturity
     securities.................................................                   2%                     3%


MORTGAGE LOANS

Mortgage loans  comprised 22% and 23% of total U.S.  invested  assets as of June
30, 2003, and December 31, 2002, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,793.1 million as of June 30, 2003, and $9,365.8 million as of December 31, 2002, or 85% and 86% of total mortgage loan investments, respectively. Residential mortgages comprised $1,668.0 million as of June 30, 2003 and $1,463.6 million as of December 31, 2002, or 15% and 14% of total mortgage loan investments, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements.

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

California accounted for 22% of our commercial mortgage loan portfolio as of June 30, 2003. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property.

The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of June 30, 2003, 42% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of June 30, 2003 and December 31, 2002 was 1,547 and 1,529, respectively. The average loan size of our commercial mortgage portfolio was $6.4 million as of June 30, 2003. As of such dates, all such loans were performing.

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we establish a valuation allowance for loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect such losses in our consolidated results of operations. Such decreases in valuation allowances aggregated $11.3 million for the six months ended June 30, 2003 and $7.1 million for the year ended December 31, 2002.

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

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                    AS OF JUNE 30,            AS OF DECEMBER 31,
                                                               --------------------------  ------------------------
                                                                          2003                      2002
                                                               --------------------------  ------------------------
                                                                                   ($ IN MILLIONS)

Beginning balance..........................................          $          83.6           $          90.7
Provision..................................................                      6.4                      33.5
Release due to write downs, sales and foreclosures.........                    (17.7)                    (40.6)
                                                                     ----------------          ----------------
Ending balance.............................................          $          72.3           $          83.6
                                                                     ================          ================
Valuation allowance as % of carrying value before reserves.                      1%                        1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING AMOUNT

                                                                     AS OF JUNE 30,           AS OF DECEMBER 31,
                                                               --------------------------  ------------------------
                                                                         2003                       2002
                                                               --------------------------  ------------------------
                                                                                 ($ IN MILLIONS)

Total commercial mortgages ................................            $      9,793.1           $        9,365.8
                                                                       ==============           ================

Problem commercial mortgages(1)............................            $         66.6           $           77.2
Potential problem commercial mortgages ....................                      60.2                       50.4
Restructured commercial mortgages .........................                      63.7                       46.9
                                                                       --------------           ----------------
   Total problem, potential problem and
     restructured commercial mortgages ....................            $        190.5           $          174.5
                                                                       ==============           ================
   Total problem, potential problem and restructured
     commercial mortgages as a percent of total commercial
     mortgages.............................................                       2%                         2%

--------------------
(1) Problem commercial mortgages included mortgage loans in foreclosure of $0.4 million as of June 30, 2003 and December 31, 2002, respectively.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of June 30, 2003, and December 31, 2002, the carrying amount of equity real estate investment was $1,404.7 million and $1,221.6 million, or 2% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $1,227.1 million as of June 30, 2003, and $1,042.1 million as of December 31, 2002. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended June 30, 2003 and December 31, 2002, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of June 30, 2003, and December 31, 2002, was $177.6 million and $179.5 million, net of valuation allowances of $17.0 million and $19.3 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of June 30, 2003. By property type, there is a concentration in office buildings that represented approximately 35% of the equity real estate portfolio as of June 30, 2003.

OTHER INVESTMENTS

Our other investments totaled $1,090.4 million as of June 30, 2003, compared to $1,075.5 million as of December 31, 2002. With the adoption of SFAS 133 on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $581.6 million in other investments as of June 30, 2003. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

SECURITIES LENDING

The terms of our securities lending program, approved in 1999, allow us to lend our securities to major brokerage firms. Our policy requires an initial minimum of 102% of the fair value of the loaned securities as collateral. Our securities on loan related to our invested assets as of June 30, 2003, had a fair value of $758.1 million.

INTERNATIONAL INVESTMENT OPERATIONS

As of June 30, 2003, our international investment operations consist of the investments of Principal International comprised of $1.7 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of June 30, 2003, and December 31, 2002, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                                              AS OF JUNE 30,          AS OF DECEMBER 31,
                                                          ----------------------  --------------------------
                                                                   2003                      2002
                                                          ----------------------  --------------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                          ------------   -------  -------------  -----------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
  Public..........................................         $  1,099.1        65%    $   998.6       67%
  Private.........................................               82.6         5          81.7        6
Equity securities.................................               44.7         3          20.6        1
Mortgage loans
  Residential.....................................              269.4        16         252.5       17
Real estate held for investment...................                7.5         -           7.4        1
Other investments ................................              187.7        11         124.6        8
                                                           -----------     -----  -------------  -------
  Total invested assets...........................         $  1,691.0       100%    $  1,485.4     100%
                                                                           =====                 =======

Cash and cash equivalents.........................               60.9                    97.1
                                                          ------------            -------------
  Total invested assets and cash .................         $   1,751.9              $ 1,582.5
                                                          ============            =============

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

As of June 30, 2003, the difference between the asset and liability durations on our primary duration managed portfolio was 0.01 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines dictate that total duration gaps between the asset and liability portfolios must be within 0.25 years. The value of the assets in this portfolio was $29,980.9 million as of June 30, 2003.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of June 30, 2003, the weighted-average difference between the asset and liability durations on these portfolios was (0.24) years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $12,806.1 million as of June 30, 2003.

We also have a block of participating general account pension business that passes the investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,628.1 million as of June 30, 2003.

Using the assumptions and data in effect as of June 30, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by $27.9 million. The following table details the estimated changes by risk management strategy:

                                                                        AS OF                 CHANGE IN FAIR VALUE
                     RISK MANAGEMENT                                JUNE 30, 2003             OF ASSETS LESS FAIR
                        STRATEGY                                VALUE OF TOTAL ASSETS         VALUE OF LIABILITIES
---------------------------------------------------           --------------------------    -------------------------
                                                                                    (IN MILLIONS)

Primary duration-managed...........................                   $   29,980.9                $       (3.0)
Duration-monitored.................................                       12,806.1                        30.9
Non duration-managed...............................                        4,628.1                          -
                                                              --------------------------    -------------------------
     Total.........................................                   $   47,415.1                $       27.9
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

We manage interest rate risk on our mortgage loan pipeline by using cash forward sale commitments, mortgage-backed securities in the forward markets, over-the-counter options on mortgage-backed securities, U.S. Treasury and Eurodollar futures contracts, options on futures contracts, interest rate swaps, options on interest rate swaps, private investor contracts to buy or sell residential mortgage loans, and servicing-released loans sales programs. We also use interest rate floors, futures contracts, options on futures contracts, swaps and swaptions, mortgage-backed securities and principal-only strips in hedging a portion of our portfolio of mortgage servicing rights from prepayment risk associated with changes in interest rates.

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration ("benchmark interest rate"). Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. Financial risk is limited by requiring that the net position value will not change in excess of an amount established by Senior Management of the Mortgage Banking segment given an instantaneous pre-determined price change in the benchmark security. Price sensitivity analysis is performed at least once daily. The pre-determined risk limits will be reviewed periodically and updated as needed. The face amount of the loans in the pipeline as of June 30, 2003, was $16.5 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate and sustained increase in the benchmark interest rates decreases the June 30, 2003, net position value by $88.2 million.

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

The fair value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is partially offset by the use of financial instruments, including derivative contracts that typically increase in aggregate value when interest rates decline. Financial risk is limited by requiring that the net position value will not change in excess of an amount established by Senior Management of the Mortgage Banking segment given an instantaneous pre-determined change in the level of interest rates. Price sensitivity analysis is performed at least once weekly. The pre-determined risk limits will be reviewed periodically and updated as needed. Based on values as of June 30, 2003, a 100 basis point immediate parallel and sustained decrease in interest rates produces a $119.7 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between fair values and U.S. GAAP book values.

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

We have increased our credit exposure through credit default swaps by investing in subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of June 30, 2003 was $495.0 million and the mark to market value was $10.5 million pre-tax. We also invested in credit swaps creating replicated assets with a notional of $323.3 million and mark to market value of $5.0 million as of June 30, 2003.

We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). We recognized a $6.4 million pre-tax loss as of June 30, 2003.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of June 30, 2003, and December 31, 2002:

               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                                                  AS OF JUNE 30,             AS OF DECEMBER 31,
                                                           ------------------------    ----------------------------
                                                                    2003                          2002
                                                           ------------------------    ----------------------------
                                                             NOTIONAL        % OF        NOTIONAL        % OF
                                                              AMOUNT         TOTAL        AMOUNT        TOTAL
                                                           ------------   ---------    -----------     ------------
                                                                              ($ IN MILLIONS)

Mortgage-backed forwards and options............           $ 25,665.3         41%      $ 17,494.9         33%
Interest rate lock commitments..................             11,607.0         19          8,198.1         15
Interest rate swaps.............................             10,424.1         17          9,719.2         18
Swaptions ......................................              7,232.0         12          9,772.5         18
Foreign currency swaps..........................              3,138.1          5          3,217.0          6
Interest rate floors............................              1,650.0          3          1,650.0          3
Credit default swaps ...........................                818.2          1            705.2          1
U.S. Treasury futures (LIBOR)...................                800.0          1          2,225.0          4
Bond forwards...................................                363.7          1            363.7          1
Total return swaps .............................                100.0          -               -           -
U.S. Treasury futures...........................                 52.7          -            271.1          1
Call options....................................                 30.0          -             30.0          -
Treasury rate guarantees........................                 23.8          -             63.0          -
Currency forwards...............................                  2.5          -              0.2          -
Other...........................................                  1.5          -               -           -
Principal only swaps............................                   -           -            123.6          -
                                                           ------------   ---------    -----------     ------------
  Total.........................................           $ 61,908.9        100%      $ 53,833.5        100%
                                                           ============   =========    ===========     ============

               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                                                  AS OF JUNE 30,             AS OF DECEMBER 31,
                                                           ------------------------    ----------------------------
                                                                    2003                          2002
                                                           ------------------------    ----------------------------
                                                             NOTIONAL        % OF        NOTIONAL        % OF
                                                              AMOUNT         TOTAL        AMOUNT        TOTAL
                                                           ------------   ---------    -----------     ------------
                                                                              ($ IN MILLIONS)

Foreign currency swaps..........................           $     513.5         82%     $     195.0        68%
Interest rate swaps.............................                  64.6         11             48.4        17
Swaptions ......................................                  20.2          3             31.4        11
Credit default swaps............................                  17.8          3              8.9         3
Call options....................................                   5.4          1              0.4         -
Interest rate floors............................                   1.8          -              1.7         1
Currency forwards...............................                    -           -               -          -
Total return swaps..............................                    -           -               -          -
Mortgage-backed forwards and options............                    -           -               -          -
                                                           ------------   ---------    -----------     ------------
  Total.........................................           $     623.3        100%     $     285.8       100%
                                                           ============   =========    ===========     ============

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                                          AS OF JUNE 30, 2003
                                            -----------------------------------------------------------------------------
                                                                                      FAIR VALUE (NO ACCRUED INTEREST)
                                                                                -----------------------------------------
                                                                 WEIGHTED      -100 BASIS                      +100 BASIS
                                               NOTIONAL        AVERAGE TERM       POINT                           POINT
                                                AMOUNT            (YEARS)        CHANGE        NO CHANGE         CHANGE
                                            --------------  ---------------  -------------    ------------    -----------
                                                                           ($ IN MILLIONS)

Interest rate swaps..................        $ 10,424.1            8.91(1)      $  416.6       $  238.6       $    81.5
Interest rate floors.................           1,650.0            3.01(2)          92.3           52.7            26.3
Total return swaps...................             100.0            0.36(3)           1.4           (1.6)           (4.6)
U.S. Treasury futures................              52.7            0.22(3)          (1.6)           0.1             1.8
U.S. Treasury futures (LIBOR)........             800.0            1.21(3)          (2.4)          (0.4)            1.6
Swaptions............................           7,232.0            1.12(4)         440.8          260.4           207.4
Treasury rate guarantees.............              23.8            0.17(5)          (2.6)          (0.7)            1.2
Bond forwards........................             363.7            0.23(5)          76.1           54.8            33.5
Mortgage-backed forwards and options.          25,665.3            0.09(5)        (417.9)         (32.7)          453.0
Interest rate lock commitments.......          11,607.0            0.12(6)         187.4           65.6          (334.6)
                                            --------------                   -------------    ------------    -----------
   Total.............................       $  57,918.6                         $  790.1       $  636.8       $   467.1
                                            ==============                   =============    ============    ===========

--------------------

(1) Based on maturity  date of swap.
(2) Based on maturity  date of floor.
(3) Based on  maturity  date.
(4) Based on option  date of  swaption.
(5) Based on settlement date.
(6) Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING

As of June 30, 2003, the aggregate fair value of debt was $1,506.9 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $57.9 million.

                                                                                AS OF JUNE 30, 2003
                                                          ---------------------------------------------------------------
                                                                         FAIR VALUE (NO ACCRUED INTEREST)
                                                          ---------------------------------------------------------------
                                                             -100 BASIS                                   +100 BASIS
                                                            POINT CHANGE           NO CHANGE              POINT CHANGE
                                                          ------------------    -----------------    --------------------
                                                                                  (IN MILLIONS)

7.95% notes payable, due 2004......................        $      214.3         $      211.9          $      209.6
8.2% notes payable, due 2009.......................               583.4                554.7                 527.7
7.875% surplus notes payable, due 2024.............               214.2                208.5                 195.9
8% surplus notes payable, due 2044.................               125.6                113.1                 101.7
Non-recourse mortgages and notes payable...........               306.5                297.9                 292.9
Other mortgages and notes payable..................               120.8                120.8                 120.8
                                                          ------------------    -----------------    --------------------
   Total long-term debt............................        $    1,564.8         $    1,506.9          $    1,448.6
                                                          ==================    =================    ====================

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of June 30, 2003, the fair value of our equity securities was $410.5 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $41.0 million.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of June 30, 2003, was $2,889.7 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of June 30, 2003, the fair value of our foreign currency denominated fixed maturity securities was $307.0 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of June 30, 2003, was $248.4 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

We estimate that as of June 30, 2003, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

EFFECTS OF INFLATION

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

ITEM 4.  CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer,
J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2003, and have concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A lawsuit was filed on September 27, 2001, in the United States District Court for the Northern District of Illinois, seeking damages and other relief on behalf of a putative class of policyholders based on allegations that the plan of conversion of Principal Mutual Holding Company from a mutual insurance holding company into a stock company violates the United States Constitution. The action is captioned ESTHER L. GAYMAN V. PRINCIPAL MUTUAL HOLDING COMPANY, ET AL. On April 16, 2002, the Court granted our Motion to Dismiss and ordered the lawsuit be dismissed in its entirety. On April 17, 2002, a Judgment was entered to that effect. The Plaintiffs filed an appeal on May 15, 2002, with the 7th Circuit Court of Appeals. On November 22, 2002, the 7th Circuit Court of Appeals affirmed the District Court's decision. The Plaintiffs filed a Petition for a Writ of Certiorari on April 21, 2003, requesting the United States Supreme Court to review the decision of the 7th Circuit Court of Appeals. The Petition for a Writ of Certiorari was denied by the United States Supreme Court on June 23, 2003.

While the outcome of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on our business, financial position or net income. The outcome of litigation is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At  the  Company's   annual  meeting  of  stockholders  on  May  19,  2003,  the stockholders elected five Class II directors each for a term expiring at the Company's 2006 annual meeting. The voting results are as follows:

                                   VOTES FOR                VOTES WITHHELD

J. Barry Griswell                 182,984,879                  4,539,286
Charles S. Johnson                183,784,737                  3,739,428
Richard L. Keyser                 183,886,005                  3,638,160
Arjun K. Mathrani                 182,312,852                  5,211,313
Elizabeth E. Tallett              182,343,395                  5,180,770

The directors whose terms of office continued and the years their terms expire are as follows:

CLASS III DIRECTORS - TERM EXPIRES IN 2004
------------------------------------------

David J. Drury
C. Daniel Gelatt
Sandra L. Helton
Victor H. Loewenstein
Federico F. Pena

CLASS I DIRECTORS - TERM EXPIRES IN 2005
----------------------------------------

Betsy J. Bernard
Jocelyn Carter-Miller
Gary E. Costley
William T. Kerr

The stockholders also ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 2003. The voting results are as follows:

           FOR                      AGAINST                     ABSTAIN

       175,857,701                 8,870,528                   2,795,936

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A.     EXHIBITS

   EXHIBIT
   NUMBER                            DESCRIPTION
    10.1       Principal Financial Group, Inc. Stock Incentive Plan, as amended
    10.6       Principal Select Savings Excess Plan, as amended
    31.1       Certification of J. Barry Griswell
    31.2       Certification of Michael H. Gersie
    32.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - J. Barry Griswell
    32.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Michael H. Gersie

   B.    REPORTS ON FORM 8-K

         The Current Report on Form 8-K (Item 12) dated May 5, 2003, filed May 6, 2003.

         The Current Report on Form 8-K (Item 9) dated and filed May 7, 2003.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRINCIPAL FINANCIAL GROUP, INC.
Dated:  August 6, 2003                  By   /S/ MICHAEL H. GERSIE
                                            ------------------------------------
                                             Michael H. Gersie
                                             Executive Vice President and Chief
                                             Financial Officer

                                             Duly Authorized Officer, Principal
                                             Financial Officer, and Chief
                                             Accounting Officer

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                    DESCRIPTION                                  PAGE
     10.1        Principal Financial Group, Inc. Stock Incentive
                 Plan, as amended.........................................  71
     10.6        Principal Select Savings Excess Plan, as amended.........  92
     31.1        Certification of J. Barry Griswell.......................  93
     31.2        Certification of Michael H. Gersie.......................  94
     32.1        Certification Pursuant to Section 1350 of Chapter 63 of
                 Title 18 of the United States Code -  J. Barry Griswell..  95
     32.2        Certification Pursuant to Section 1350 of Chapter 63 of
                 Title 18 of the United States Code -  Michael H. Gersie..  96

                                                                   EXHIBIT 10.1

                         PRINCIPAL FINANCIAL GROUP, INC.
                              STOCK INCENTIVE PLAN


                                   SECTION 1.
                                   PURPOSE

         The purpose of the "PRINCIPAL FINANCIAL GROUP, INC. STOCK INCENTIVE PLAN" (the "Plan") is to foster and promote the long-term financial success of the Company and its subsidiaries and materially increase shareholder value by
(A) motivating superior performance by means of performance-related  incentives,
(B) encouraging and providing for the acquisition of an ownership interest in the Company by the Company's and its Subsidiaries' employees and agents, and (C) enabling the Company to attract and retain the services of outstanding employees upon whose judgment, interest, and special effort the successful conduct of its operations is largely dependent.

                                   SECTION 2.
                                   DEFINITIONS

(a) DEFINITIONS. Whenever used herein, the following terms shall have the respective meanings set forth below:

     (1)  "Act" means the Securities Exchange Act of 1934, as amended.

     (2) "Agent" means each insurance agent (whether or not a statutory employee) and each other individual providing personal service to the Company or any Subsidiary who, in either case, is not an Employee.

     (3) "Agents Savings Plan" means The Principal Select Savings Plan for Individual Field.

     (4) "Approved Retirement" means termination of a Participant's employment or service (I) on or after the normal retirement date or any early retirement date established under any defined benefit pension plan maintained by the Company or a Subsidiary and in which the Participant participates or (II) with the approval of the Committee (which may be given at or after grant), on or after attaining age 50 and completing such period of service as the Committee shall determine from time to time.

     (5) "Award" means an Option, SAR, award of Restricted Stock or an award of Restricted Stock Units.

     (6) "Beneficial Owner" means such term as defined in Rule 13d-3 under the Exchange Act.

     (7)  "Board" means the Board of Directors of the Company.

     (8) "Cause" means (I) dishonesty, fraud or misrepresentation, (II) the Participant's engaging in conduct that is injurious to the Company or any Subsidiary in any way, including, but not limited to, by way of damage to its reputation or standing in the industry, (III) the Participant's having been convicted of, or entered a plea of NOLO CONTENDERE to, a crime that constitutes a felony; (IV) the breach by the Participant of any written covenant or agreement with the Company or any Subsidiary not to disclose or misuse any information pertaining to, or misuse any property of, the Company or any Subsidiary or not to compete or interfere with the Company or any Subsidiary or (V) a violation by the Participant of any policy of the Company or any Subsidiary.

     (9) "Change of Control" means the occurrence of any one or more of the following:

          (i) any SEC Person becomes the Beneficial Owner of 25% or more of the Common Stock or of Voting Securities representing 25% or more of the combined voting power of all Voting Securities of the Company (such an SEC Person, a "25% OWNER"); or

          (ii) the Incumbent Directors cease for any reason to constitute at least a majority of the Board (other than in connection with a Merger of Equals); or

          (iii)consummation of a merger, reorganization, consolidation, or similar transaction (any of the foregoing, a "REORGANIZATION TRANSACTION") other than a Reorganization Transaction (X) following which the Continuity of Ownership is more than 60% or
               (y) which is (and continues to qualify as) a Merger of Equals; or

          (iv) approval by the stockholders of the Company of a plan or agreement for the sale or other disposition of all or substantially all of the consolidated assets of the Company or a plan of liquidation of the Company; or

          (v)  any  other  event  or  circumstance   (or  series  of  events  or
               circumstances) that the Board shall determine to constitute a Change of Control.

         Notwithstanding the foregoing, a Change of Control shall not occur merely as a result of (i) the conversion of Mutual from a mutual insurance holding company to a stock company or (ii) an underwritten initial public offering of the Common Stock, unless, immediately following such conversion or such initial public offering, any SEC Person is a 25% Owner.

     (10) "Change of Control Price" means the highest price per share of Common Stock offered in conjunction with any transaction resulting in a Change of Control (as determined in good faith by the Committee if any part of the offered price is payable other than in cash) or, in the case of a Change of Control occurring solely by reason of a change in the composition of the Board, the highest Fair Market Value of the Common Stock on any of the 30 trading days immediately preceding the date on which a Change of Control occurs.

     (11) "Code" means the Internal Revenue Code of 1986, as amended.

     (12) "Committee" means the Human Resources Committee of the Board or such other committee of the Board as the Board shall designate from time to time, which committee shall consist of two or more Non-Employee Directors (within the meaning of Rule 16b-3 as promulgated under the Exchange Act).

     (13) "Common Stock" means the common stock of the Company, par value $0.01 per share.

     (14) "Company"  means   Principal   Financial   Group,   Inc.,  a  Delaware
          corporation, and any successor thereto.

     (15) "Company Stock Plan" means any stock option plan, stock incentive plan, stock purchase plan and share ownership plans related to the Common Stock that are customary for publicly traded companies, and shall include the Directors Stock Plan, the Long-Term Plan, the Plan, the Savings Plans and the Stock Purchase Plan.

     (16) "Continuity of Ownership" of a stated percentage means that the SEC Persons who were the direct or indirect owners of the outstanding Common Stock and Voting Securities of the Company immediately before such Reorganization Transaction became, immediately after the consummation of such Reorganization Transaction, the direct or indirect owners of both the stated percentage of the then-outstanding common stock of the Surviving Corporation and Voting Securities representing the stated percentage of the combined voting power of the then-outstanding Voting Securities of the Surviving Corporation, in substantially the same respective proportions as such Persons'
          ownership of the Common Stock and Voting Securities of the Company immediately before such Reorganization Transaction.

     (17) "Directors Stock Plan" means the Principal Financial Group, Inc. Directors Stock Plan.

     (18) "Disability" means, with respect to any Participant, long-term disability as defined under any long-term disability plan maintained by the Company or a Subsidiary in which the Participant participates. In the event of any question as to whether a Participant has a Disability, the plan administrator of the relevant long-term disability plan shall determine whether a disability exists, in accordance with such plan.

     (19) "Domestic Partner" means any person qualifying to be treated as a domestic partner of a Participant under the applicable policies, if any, of the Company or Subsidiary which employs the Participant.

     (20) "Employee" means any employee (including each officer) of the Company or any Subsidiary.

     (21) "Employees Savings Plan" means the Principal Select Savings Plan for Employees.

     (22) "Excess Plan" means the Principal Select Savings Excess Plan and the Non-Qualified Defined Contribution Plan for Designated Participants.

     (23) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     (24) "Executive Officer" means any officer of the Company or any Subsidiary who is subject to the reporting requirements under Section 16(b) of the Exchange Act.

     (25) "Fair Market Value" means, on any date, the price of the last trade, regular way, in the Common Stock on such date on the New York Stock Exchange or, if at the relevant time, the Common Stock is not listed to trade on the New York Stock Exchange, on such other recognized quotation system on which the trading prices of the Common Stock are then quoted (the "applicable exchange"); PROVIDED, HOWEVER, THAT the Fair Market Value of the Common Stock on the first date that the Common Stock is offered for sale to the public through an underwritten public offering shall be the price at which the Common Stock is sold in such offering. In the event that (I) there are no Common Stock transactions on the applicable exchange on any relevant date, Fair Market Value for such date shall mean the closing price on the immediately preceding date on which Common Stock transactions were so reported and (II) the applicable exchange adopts a trading policy permitting trades after 5 P.M. Eastern Standard Time ("EST"), Fair Market Value shall mean the last trade, regular way, reported on or before 5 P.M. EST (or such earlier or later time as the Committee may establish from time to time).

     (26) "Family Member" means, as to a Participant, any (I) child, stepchild, grandchild, parent, stepparent, grandparent, spouse, mother-in-law, father-in-law, son-in-law or daughter-in-law (including adoptive relationships), or Domestic Partner of such Participant, (II) trusts for the exclusive benefit of one or more such persons and/or the Participant and (III) other entity owned solely by one or more such persons and/or the Participant.

     (27) "Imminent Control Change Period" means the period commencing on the date any one or more of the following events occurs (or the first of such events in a series of such events) and ending on the date on which a Change of Control or a Merger of Equals occurs:

          (i) The Company enters into an agreement the consummation of which would constitute a Change of Control;

          (ii) Any SEC Person attempts to become a 25% Owner, as evidenced by filing or other certification of notice of such intent with any state's governmental agency established to regulate the insurance industry, which, if consummated, would constitute a Change of Control;

          (iii)Any SEC Person commences a "tender offer" (as such term is used in Section 14(d) of the Exchange Act) or exchange offer, which, if consummated, would result in a Change of Control; or

          (iv) Any SEC Person files with the SEC a preliminary or definitive proxy solicitation or election contest to elect or remove one or more members of the Board, which, if consummated or effected, would result in a Change of Control;

     provided, however, that an Imminent Control Change Period will lapse upon the occurrence of any of the following:

          a) With respect to an event described in clause (i) of this definition, the date such agreement is terminated, cancelled or expires without a Change of Control or Merger of Equals occurring;

          b) With respect to an event described in clause (ii) of this definition, the date such filing or other certification is withdrawn, expires or is denied or otherwise rejected by the relevant state regulators without a Change of Control or Merger of Equals occurring;

          c) With respect to an event described in clause (iii) of this definition, the date such tender offer or exchange offer is withdrawn or terminates without a Change of Control or Merger of Equals occurring;

          d) With respect to an event described in clause (iv) of this definition, (1) the date the validity of such proxy solicitation or election contest expires under relevant state corporate law, or (2) the date such proxy solicitation or election contest culminates in a stockholder vote, in either case without a Change of Control or Merger of Equals occurring; or

          e) The date a majority of the Incumbent Directors makes a good faith determination that any event or condition described in clause
               (i), (ii), (iii) or (iv) of this definition is no longer likely to result in a Change of Control, PROVIDED THAT such determination may not be made prior to the six (6) month anniversary of the occurrence of such event.

          Notwithstanding the foregoing, an Imminent Control Change Period shall not commence merely as a result of (A) planning, or filing or certifying an intent with any state's governmental agency established to regulate the insurance industry of a plan of reorganization of Mutual, or (B) the planned underwritten initial public offering of Common Stock, so long as such initial public offering is not expected to result in any SEC Person becoming a 25% Owner.

     (28) "Incentive  Stock  Option" (ISO) means an option within the meaning of
          Section 422 of the Code.

     (29) "Incumbent Directors" means, as of any date, the individuals then serving as members of the Board who were also members of the Board as of the date two years prior to the date of determination; PROVIDED THAT any member appointed or elected as a member of the Board after such prior date, but whose election, or nomination for election, was approved by a vote or written consent of at least a majority of the directors then comprising the Incumbent Directors shall also be considered an Incumbent Director unless such person's election, or nominated for election, to the Board was as a result of, or in connection with, a proxy contest or a Reorganization Transaction.

     (30) "Initial Public Offering" means the first underwritten offering of Common Stock to the public.

     (31) "Long-Term  Plan"  means  the  Principal   Financial  Group  Long-Term
          Performance Plan.

     (32) "Merger  of  Equals"  means  the   occurrence   of  a   Reorganization
          Transaction that satisfies all of the following:

          (i) the consummation of such Reorganization Transaction results in Continuity of Ownership of at least 40%, but not more than 60%; and

          (ii) an SEC Person does not become a 25% Owner as a result of such Reorganization Transaction; and

          (iii)throughout the period beginning on the effective date of the event and ending on the second anniversary of such effective date, the Incumbent Directors continue to constitute not less than

               a) a majority of the Board, if subclause (i) of this definition is satisfied because the Reorganization Transaction resulted in Continuity of Ownership of at least 50%, but not more than 60%; or

               b) one (1) member less than a majority of the Board, if subclause (i) of this definition is satisfied because the Reorganization Transaction resulted in Continuity of Ownership of at least 40%, but less than 50%; and

          (iv) the person who was the Chief Executive Officer of the Company immediately prior to the first to occur of (x) the day prior to the beginning of the Imminent Control Change Period or (y) the day prior to the effective date of the Reorganization Transaction shall serve as the Chief Executive Officer of the Surviving Corporation at all times during the period commencing on the effective date of the Reorganization Transaction and ending on the first anniversary thereof, PROVIDED THAT this condition shall not fail to be satisfied due to the death or Disability of the Chief Executive Officer;

     provided, however, that a Reorganization Transaction shall cease to be considered a Merger of Equals (and shall instead be treated as a Change of Control) from and after the first date:

          a) during the two year period following the date as of which such Reorganization Transaction occurs that any of the conditions of any of clause (b), (c) or (d) of this definition shall not be satisfied; or

          b) prior to the first anniversary of the effective date of the Reorganization Transaction, the Company shall make a filing with the Securities and Exchange Commission, issue a press release, or make a public announcement to the effect that the Surviving Corporation is seeking or intends to seek a replacement for its Chief Executive Officer (other than due to the death or Disability of such person), whether such replacement is to become effective before or after such first anniversary.

     (33) "Mutual" means Principal Mutual Holding Company, an Iowa mutual insurance holding company and any successor thereto.


     (34) "Nonstatutory Stock Option" (NSO) means an option which is not an Incentive Stock Option within the meaning of Section 422 of the Code.

     (35) "Option" means the right to purchase Common Stock at a stated price for a specified period of time. For purposes of the Plan, an Option may be either (I) an "Incentive Stock Option" (ISO) within the meaning of Section 422 of the Code or (II) an option which is not an Incentive Stock Option (a "Nonstatutory Stock Option" (NSO)).

     (36) "Participant"   means  any  Employee  or  Agent   designated   by  the
          affirmative action of the Committee (or its delegate) to participate in the Plan.

     (37) "Period of Restriction" means the period specified by the Committee or established pursuant to the Plan during which a Restricted Stock award is subject to forfeiture.

     (38) "Plan of Conversion" means the Plan of Conversion of Mutual.

     (39) "Reorganization Transaction" shall have the meaning ascribed thereto in the definition of Change of Control.

     (40) "Restricted Stock" means an award of Stock made pursuant to Section 6 that is forfeitable by the Participant until the completion of a specified period of future service, the achievement of pre-established performance objectives or until otherwise determined by the Committee or in accordance with the terms of the Plan.

     (41) "Restricted  Stock Unit" means a contractual right awarded pursuant to
          Section 6 that entitled the holder to receive shares of Common Stock (or the value thereof in cash) upon the completion of a specified period of future service or the achievement of pre-established performance objectives or at such other time or times determined by the Committee or in accordance with the terms of the Plan.

     (42) "SAR" means a stock appreciation right granted under Section 7 of the Plan in respect of one or more shares of Common Stock that entitles the holder thereof to receive, in cash or Common Stock, at the discretion of the Committee (which discretion may be exercised at or after grant, including after exercise of the SAR), an amount per share of Common Stock equal to the excess, if any, of the Fair Market Value on the date the SAR is exercised over the Fair Market Value on the date the SAR is granted.

     (43) "Savings Plans" means the Employees Savings Plan, the Agents Savings Plan and the Excess Plan.

     (44) "SEC Person" means any person (as such term is defined in Section 3(a)(9) of the Exchange Act) or group (as such term is used in Rule 13d-5 under the Exchange Act), other than an affiliate or any employee benefit plan (or any related trust) of the Company or any of its affiliates.

     (45) "Stock Purchase Plan" means the Principal Financial Group, Inc. Employee Stock Purchase Plan.

     (46) "Subsidiary" means (I) any corporation in which the Company owns, directly or indirectly, at least 50% of the total combined voting power of all classes of stock of such corporation, (II) any partnership or limited liability company in which the Company owns, directly or indirectly, at least 50% of the capital interests or profits interest of such partnership or limited liability company and
          (III) any other business entity in which the Company owns at least 50% of the equity interests thereof, PROVIDED THAT, in any such case, the Company is in effective control of such corporation, partnership, limited liability company or other entity.

     (47) "Surviving Corporation" means the corporation resulting from a Reorganization Transaction or, if securities representing at least 50% of the aggregate voting power of such resulting corporation are directly or indirectly owned by another corporation, such other corporation.

     (48) "25% Owner" shall have the meaning ascribed thereto in the definition of Change of Control.

     (49) "Voting Securities" means, with respect to any corporation, securities of such corporation that are entitled to vote generally in the election of directors of such corporation.

                                   SECTION 3.
                             POWERS OF THE COMMITTEE

     (a) POWER TO GRANT. The Committee shall determine those Employees and/or Agents to whom an Award shall be granted and the terms and conditions of any and all such Awards. The Committee may establish different terms and conditions for different Awards and different Participants and for the same Participant for each Award such Participant may receive, whether or not granted at different times.

     (b)  Administration.

          (1) RULES, INTERPRETATIONS AND DETERMINATIONS. The Plan shall be administered by the Committee. The Committee shall have full authority to interpret and administer the Plan, to establish, amend, and rescind rules and regulations relating to the Plan, to provide for conditions deemed necessary or advisable to protect the interests of the Company, to construe the respective Award agreements and to make all other determinations necessary or advisable for the administration and interpretation of the Plan in order to carry out its provisions and purposes. Determinations, interpretations, or other actions made or taken by the Committee shall be final, binding, and conclusive for all purposes and upon all persons.

          (2) AGENTS AND EXPENSES. The Committee may appoint agents (who may be officers or employees of the Company) to assist in the administration of the Plan and may grant authority to such persons to execute agreements or other documents on its behalf. All expenses incurred in the administration of the Plan, including, without limitation, for the engagement of any counsel, consultant or agent, shall be paid by the Company.

          (3) DELEGATION OF AUTHORITY. The Committee may delegate to the Company's Chief Executive Officer the power and authority to make and/or administer Awards under the Plan with respect to individuals who are below the position of Senior Vice President (or any analogous title), pursuant to such conditions and limitations as the Committee may establish; PROVIDED that only the Committee or the Board may select, and grant Awards to, Executive Officers or exercise any other discretionary authority under the Plan in respect of Awards granted to such Executive Officers.

     (c)  Certain Rules Relating to Grants and Actions.

          (1) MAXIMUM INDIVIDUAL GRANTS. During any three year period, no individual Participant may be granted Awards in respect of more than 10% of the total shares available under the Plan; PROVIDED THAT, to the extent that SARs are granted in tandem with an Option, so that only one may be exercised with the other terminating upon such exercise, the number of shares of Common Stock subject to such tandem Option and SAR award shall only be taken into account once (and not as to both awards) for purposes of this limit.

          (2) BROAD BASED GRANTS. Notwithstanding anything else to the contrary contained herein, the Committee may authorize the grant of Nonstatutory Stock Options to a broad based group of Employees and/or Agents, including all Employees and/or Agents or all Employees and/or Agents in one or more classes (any such broad based grant of Nonstatutory Stock Options, a "Broad Based Grant"). Unless the Committee shall otherwise determine, any such Broad Based Grant shall be made on terms and conditions that are substantially the same for all Employees and/or Agents (or all Employees or Agents in a specified classification of Employees or Agents) receiving such grant.

          (3) LIMITATIONS IN PLAN OF CONVERSION. Notwithstanding anything else contained in the Plan to the contrary, no action shall be taken, and no Award or distribution shall be made, under the Plan which contains any term or condition that would violate any provision of the Plan of Conversion.


                                   SECTION 4.
                          COMMON STOCK SUBJECT TO PLAN

     (a) NUMBER. Subject to Section 4(c) below, during the five year period immediately following the effective date of the Plan of Conversion (or such longer period as the shares initially authorized for issuance hereunder remain available for grants hereunder), unless the shareholders of the Company approve an increase in such number by a shareholder vote, the maximum number of shares of Common Stock that may be made issuable or distributable under all Company Stock Plans (including, without limitation, the Plan) other than the Employees Savings Plan, the Agents Savings Plan and the Stock Purchase Plan is 6% of the number of shares outstanding immediately following the effective date of the Plan of Conversion. Without limiting the generality of the foregoing, the maximum number of shares as to which Incentive Stock Options may be granted shall not exceed 10 million shares. When a SAR is granted in tandem with an Option, so that only one may be exercised with the other terminating upon such exercise, the number of shares of Common Stock subject to the tandem Option and SAR award shall only be taken into account once (and not as to both awards) for purposes of this limit (and for purposes of the provisions of Section 4(b) below). The shares to be delivered under the Plan may consist, in whole or in part, of treasury Common Stock or authorized but unissued Common Stock, not reserved for any other purpose.

     (b) CANCELED OR TERMINATED AWARDS. Any shares of Common Stock subject to an Award which for any reason expires without having been exercised, is canceled or terminated or otherwise is settled without the issuance of any Common Stock (including, but not limited to, shares tendered to exercise outstanding Options or shares tendered or withheld for taxes) shall again be available for grant under the Plan. Notwithstanding the foregoing, in the event that any SARs are paid out in shares of Common Stock, the number of shares of Common Stock as to which such SARs have been exercised (and not just the number of shares actually issued) shall be deemed issued for purposes of determining the limit under
          Section 4(a) above and shall not again be available for issuance pursuant to this Section 4(b).

     (c) ADJUSTMENT DUE TO CHANGE IN CAPITALIZATION. In the event of any Common Stock dividend or Common Stock split, recapitalization (including, but not limited, to the payment of an extraordinary dividend to the stockholders of the Company), merger, consolidation, combination, spin-off, distribution of assets to stockholders (other than ordinary cash dividends), exchange of shares, or other similar corporate change, the aggregate number of shares of Common Stock available for grant under Section 4(a) or subject to outstanding Awards and the respective exercise prices or base prices, if any, applicable to outstanding Awards may be appropriately adjusted by the Committee, in its discretion, and the Committee's determination shall be conclusive.

                                   SECTION 5.
                                  STOCK OPTIONS

     (a)  GRANT OF  OPTIONS.  Subject  to the  provisions  of  Section  3(c) and
          Section 4 above, Options may be granted to Participants at such time or times as shall be determined by the Committee. Options granted under the Plan may be of two types: (i) Incentive Stock Options and
          (II) Nonstatutory Stock Options. Except as otherwise provided herein, the Committee shall have complete discretion in determining the number of Options, if any, to be granted to a Participant, except that Incentive Stock Options may only be granted to Employees. Each Option grant shall be evidenced by an Option agreement that shall specify the type of Option granted, the exercise price, the duration of the Option, the number of shares of Common Stock to which the Option pertains, and such other terms and conditions as the Committee shall determine which are not inconsistent with the provisions of the Plan.

     (b) EXERCISE PRICE. Nonstatutory Stock Options and Incentive Stock Options granted pursuant to the Plan shall have an exercise price no less than the Fair Market Value of a share of Common Stock on the date on which the Option is granted, except that the exercise price of any Option granted to take effect at the time of an underwritten public offering of the Common Stock shall be the price at which such shares are offered for sale thereunder.

     (c) EXERCISE OF OPTIONS. Unless the Committee shall impose a different schedule requiring a longer or shorter period of service to exercise in full any Option granted hereunder and subject to Section 3(c)(3) hereof, one-third of each Nonstatutory Stock Option or Incentive Stock Option granted pursuant to the Plan shall become exercisable on each of the first three (3) anniversaries of the date such Option is granted; PROVIDED, HOWEVER, THAT each Nonstatutory Stock Option granted pursuant to the Plan in a Broad Based Grant shall become exercisable on the third (3rd) anniversary of the date such Option is granted and not before such time; and PROVIDED FURTHER that the Committee may establish performance-based criteria for exercisability that can accelerate the exercisability of all or any portion of any Option. Subject to the provisions of this Section 5, once any portion of any Option has become exercisable it shall remain exercisable for its full term. The Committee shall determine the term of each Nonstatutory Stock Option or Incentive Stock Option granted, but, except as expressly provided below, in no event shall any such Option be exercisable for more than ten (10) years after the date on which it is granted.

     (d)  PAYMENT.  The  Committee  shall  establish  procedures  governing  the exercise  of Options.  No shares  shall be  delivered  pursuant to any exercise of an Option unless arrangements satisfactory to the Committee have been made to assure full payment of the exercise price therefor. Without limiting the generality of the foregoing, payment of the exercise price may be made (I) in cash or its equivalent, (II) by exchanging shares of Common Stock (which are not the subject of any pledge or other security interest) which have been owned by the person exercising the Option for at least six (6) months at the time of exercise, (III) by any combination of the foregoing; PROVIDED that the combined value of all cash and cash equivalents paid and the Fair Market Value of any such Common Stock so tendered to the Company, valued as of the date of such tender, is at least equal to such exercise price or (IV) through an arrangement with a broker approved by the Company whereby payment of the exercise price is accomplished with the proceeds of the sale of Common Stock.

     (e) INCENTIVE STOCK OPTIONS. Notwithstanding anything in the Plan to the contrary, no Option that is intended to be an Incentive Stock Option may be granted after the tenth (10th) anniversary of the effective date of the Plan and no term of this Plan relating to Incentive Stock Options shall be interpreted, amended or altered, nor shall any discretion or authority granted under the Plan be so exercised, so as to disqualify the Plan under Section 422 of the Code, or, without the consent of any Participant affected thereby, to disqualify any Incentive Stock Option under such Section 422.

     (f)  Termination of Employment or Service.

          (1) DUE TO DEATH. In the event a Participant's employment or service terminates by reason of death, any Options granted to such Participant shall become immediately exercisable in full and may be exercised by the Participant's designated beneficiary or, if none is named, by the person determined in accordance with
               Section 10(b) below, at any time prior to the earlier to occur of
               (I) the  expiration  of the term of the Options or (II) the third
               (3rd) anniversary (or such earlier date as the Committee shall determine at the time of grant) of the Participant's death.

          (2) DUE TO DISABILITY. In the event a Participant's employment or service is terminated by reason of Disability, any Options granted to such Participant shall become immediately exercisable in full and may be exercised by the Participant (or, in the event of the Participant's death after termination of employment or service when the Option is exercisable pursuant to its terms, by the Participant's designated beneficiary or, if none is named, by the person determined in accordance with Section 10(b) below), at any time prior to the earlier to occur of (I) the expiration of the term of the Options or (II) the third (3rd) anniversary (or such earlier date as the Committee shall determine at the time of grant) of the Participant's termination of employment or service.

          (3) APPROVED RETIREMENT. In the event a Participant's employment or service terminates by reason of Approved Retirement, any Options granted to such Participant shall become immediately exercisable in full and may be exercised by the Participant (or, in the event of the Participant's death after termination of employment or service when the Option is exercisable pursuant to its terms, by the Participant's designated beneficiary or, if none is named, by the person determined in accordance with Section 10(b) below), at any time prior to the expiration date of the term of the Options or within five (5) years (or such shorter period as the Committee shall determine at the time of grant) following the Participant's Approved Retirement, whichever period is shorter.

          (4) TERMINATION OF EMPLOYMENT FOR CAUSE OR RESIGNATION. In the event a Participant's employment or service is terminated by the Company or any Subsidiary for Cause or by the Participant other than due to the Participant's death, Disability or Approved Retirement, any Options granted to such Participant that have not yet been exercised shall expire at the time of such termination and shall not be exercisable thereafter.

          (5) TERMINATION OF EMPLOYMENT FOR ANY OTHER REASON. Unless otherwise determined by the Committee at or following the time of grant, in the event the employment or service of the Participant shall terminate for any reason other than one described in Section 5(f)(1), (2), (3), or (4) above, any Options granted to such Participant which are exercisable at the date of the Participant's termination of employment or service may be exercised by the Participant (or, in the event of the Participant's death after termination of employment or service when the Option is exercisable pursuant to its terms, by the Participant's designated beneficiary, or, if none is named, by the person determined in accordance with Section 10(b)), at any time prior to the expiration of the term of the Options or the ninetieth (90th) day following the Participant's termination of employment or service, whichever period is shorter, and any Options that are not exercisable at the time of termination of employment or service shall expire at the time of such termination and shall not be exercisable thereafter.

     (g) RESTRICTIVE COVENANTS AND OTHER CONDITIONS. Without limiting the generality of the foregoing, the Committee may condition the grant of any Option under the Plan upon the Employee or Agent to whom such Option would be granted agreeing in writing to certain conditions in addition to the provisions regarding exercisability of the Option (such as restrictions on the ability to transfer the underlying shares of Common Stock) or covenants in favor of the Company and/or one or more Subsidiaries (including, without limitation, covenants not to compete, not to solicit employees and customers and not to disclose confidential information, that may have effect following the termination of the Employee's employment or the Agent's service with the Company and its Subsidiaries and after the Option has been exercised, including, without limitation, the requirement that the Employee or Agent disgorge any profit, gain or other benefit received in respect of the exercise of the Option prior to any breach of any such covenant by the Employee or Agent). Notwithstanding the foregoing, no grant of any Options in a Broad Based Grant shall contain any such restrictions or covenants.

                                   SECTION 6.
                                RESTRICTED STOCK

     (a) GRANT OF RESTRICTED STOCK. The Committee may grant Restricted Stock or Restricted Stock Units to Participants at such times and in such amounts, and subject to such other terms and conditions not inconsistent with the Plan (including, without limitation, Section

          3(c)(3)) as it shall determine. The Committee shall require that the stock certificates evidencing any Restricted Stock be held in the custody of the Secretary of the Company until the Period of Restriction lapses, and that, as a condition of any Restricted Stock award, the Participant shall have delivered a stock power, endorsed in blank, relating to the Common Stock covered by such award. Each grant of Restricted Stock or Restricted Stock Units shall be evidenced by a written agreement setting forth the terms of such Award.

     (b) RESTRICTIONS ON TRANSFERABILITY. Except as provided in Section 10(a), no Restricted Stock may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the lapse of the Period of Restriction. Unless otherwise determined by the Committee, the Period of Restriction shall last for four years in total, but shall lapse as to one quarter of the related shares of Restricted Stock on each of the first four anniversaries of the date of grant.

     (c) RIGHTS AS A SHAREHOLDER. Unless otherwise determined by the Committee at the time of grant and subject to Section 6(d), Participants holding shares of Restricted Stock may exercise full voting rights and other rights as a shareholder with respect to those shares during the Period of Restriction.

     (d) DIVIDENDS AND OTHER DISTRIBUTIONS. Unless otherwise determined by the Committee at the time of grant, Participants holding outstanding shares of Restricted Stock shall be entitled to receive all dividends and other distributions paid with respect to those shares, provided that if any such dividends or distributions are paid in shares of Common Stock, such shares shall be subject to the same forfeiture restrictions and restrictions on transferability as apply to the Restricted Stock with respect to which they were paid. Unless otherwise determined by the Committee at the time of grant, any cash dividends on shares of Restricted Stock will not be paid currently, but rather be credited to an account established for the Participant and invested in shares of Common Stock on the distribution date of such dividend. Any additional shares credited in respect of dividends shall become vested and nonforfeitable, if at all, on the same terms and conditions as are applicable in respect of the Restricted Stock with respect to which such dividends were payable.

     (e) TERMINATION OF EMPLOYMENT DUE TO APPROVED RETIREMENT OR DEATH. Unless otherwise determined by the Committee at the time of grant or otherwise required pursuant to Section 3(c)(3), in the event a Participant's employment or service terminates by reason of Approved Retirement, any shares related to Restricted Stock held by such Participant shall become non-forfeitable at the time the restrictions would have naturally lapsed. Unless otherwise determined by the Committee at the time of grant or otherwise required pursuant to
          Section 3(c)(3), in the event a Participant's employment or service terminates by reason of disability or death, any shares related to Restricted Stock held by such Participant shall become non-forfeitable on the date of termination.

     (f) TERMINATION OF EMPLOYMENT FOR ANY OTHER REASON. Unless otherwise determined by the Committee at or after the time of grant, in the event the employment or service of the Participant shall terminate for any reason other than one described in Section 6(e), any Restricted
          Stock awarded to such Participant as to which the Period of Restriction has not lapsed shall be forfeited.

     (g) RESTRICTED STOCK UNITS. The Committee may elect to grant any Participant a contractual right to receive shares of Common Stock (or, if so elected by the Committee at the time of grant, the cash value of shares of Common Stock) in the future, after the satisfaction of specified vesting conditions. Any such contractual right shall be intended to be the economic equivalent of an award of Restricted Stock. Any such award of contractual rights shall be in substantially the same terms as an award of Restricted Stock, except that a Participant receiving such award shall not have any rights as a shareholder prior to the actual issuance of such Common Stock (although the Committee may authorize, in the applicable award agreement, the payment of dividend equivalents on such rights equal to the dividends that would have been payable (or accumulated, pursuant to Section 6(d)) had the corresponding equity rights been actual shares of Restricted Stock).

                                   SECTION 7.
                            STOCK APPRECIATION RIGHTS

     (a) GRANT OF SARS. SARs may be granted to any Participants, all Participants or any class of Participants at such time or times as shall be determined by the Committee. SARs may be granted in tandem with an Option, or may granted on a freestanding basis, not related to any Option. A grant of a SAR shall be evidenced in writing, whether as part of the agreement governing the terms of the Option, if any, to which such SARs relate or pursuant to a separate written agreement with respect to freestanding SARs, in each case containing such provisions not inconsistent with the Plan as the Committee shall approve.

     (b) TERMS AND CONDITIONS OF SARS. Unless the Committee shall otherwise determine, the terms and conditions (including, without limitation, the exercise period of the SAR, the vesting schedule applicable thereto and the impact of any termination of service on the Participant's rights with respect to the SAR) applicable with respect to (I) SARs granted in tandem with an Option shall be substantially identical (to the extent possible taking into account the differences related to the character of the SAR) to the terms and conditions applicable to the tandem Options and (II) freestanding SARs shall be substantially identical (to the extent possible taking into account the differences related to the character of the SAR) to the terms and conditions that would have been applicable under Section 5 above were the grant of the SARs a grant of an Option.

     (c) EXERCISE OF TANDEM SARS. SARs which are granted in tandem with an Option may only be exercised upon the surrender of the right to exercise such Option for an equivalent number of shares and may be exercised only with respect to the shares of Common Stock for which the related Option is then exercisable.

     (d) PAYMENT OF SAR AMOUNT. Upon exercise of a SAR, the holder shall be entitled to receive payment, in cash, in shares of Common Stock or in a combination thereof, as determined by the Committee, of an amount determined by multiplying:

          (1) the excess, if any, of the Fair Market Value of a share of Common Stock at the date of exercise over the Fair Market Value of a share of Common Stock on the date of grant, by

          (2) the number of shares of Common Stock with respect to which the SARs are then being exercised.

                                   SECTION 8.
                                CHANGE OF CONTROL

     (a) ACCELERATED VESTING AND PAYMENT. Subject to Section 3(c)(3) herein and the provisions of Section 8(b) below, in the event of a Change of Control each Option and SAR then outstanding shall be fully exercisable regardless of the exercise schedule otherwise applicable to such Option and/or SAR , the Period of Restriction shall lapse as to each share of Restricted Stock then outstanding, each outstanding Restricted Stock Unit shall become fully vested and payable and, in connection with such a Change of Control, the Committee may, in its discretion, provide that each Option and/or SAR shall, upon the occurrence of such Change of Control, be canceled in exchange for a payment per share (the "Settlement Payment") in an amount equal to the excess, if any, of the Change of Control Price over the exercise price for such Option or the base price of such SAR. Such Settlement Payment shall be in the form of cash, unless the transaction which constitutes the Change of Control is intended to qualify for treatment as a "Pooling of Interests" under APB No. 16 (or any successor thereto), in which case such Settlement Payment shall be in registered stock of the same class as is otherwise provided to the shareholders of the Company.

     (b) ALTERNATIVE AWARDS. Notwithstanding Section 8(a), no cancellation, acceleration of exercisability, vesting, cash settlement or other payment shall occur with respect to any Award if the Committee reasonably determines in good faith prior to the occurrence of a Change of Control that such Award shall be honored or assumed, or new rights substituted therefor (such honored, assumed or substituted award hereinafter called an "Alternative Award"), by a Participant's employer (or the parent or an affiliate of such employer) immediately following the Change of Control; PROVIDED that any such Alternative Award must:

               (1) be based on stock which is traded on an established securities market;

               (2) provide such Participant with rights and entitlements substantially equivalent to or better than the rights, terms and conditions applicable under such Award, including, but not limited to, an identical or better exercise or vesting schedule and identical or better timing and methods of payment;

               (3) have substantially equivalent economic value to such Award (determined at the time of the Change in Control); and

               (4) have terms and conditions which provide that in the event that the Participant's employment or service is involuntarily terminated for any reason (including, but not limited to a termination due to death, Disability or for Cause) or Constructively Terminated (as defined below), all of such Participant's Option and/or SARs shall be deemed immediately and fully exercisable, the Period of Restriction shall lapse as to each of the Participant's outstanding Restricted Stock awards, each of the Participant's outstanding Restricted Stock Unit awards shall be payable in full and each such Alternative Award shall be settled for a payment per each share of stock subject to the Alternative Award in cash, in immediately transferable, publicly traded securities or in a combination thereof, in an amount equal to, in the case of an Option or SAR, the excess of the Fair Market Value of such stock on the date of the Participant's termination over the corresponding exercise or base price per share and, in the case of any Restricted Stock or Restricted Stock Unit award, the Fair Market Value of the number of shares of Common Stock subject or related thereto.

     For this purpose, participant's employment or service shall be deemed to have been Constructively Terminated if, without the Participant's written consent, the Participant terminates employment or service within 120 days following either (X) a material reduction in the Participant's base salary or a Participant's incentive compensation opportunity, or (Y) the relocation of the Participant's principal place of employment or service to a location more than 35 miles away from the Participant's prior principal place of employment or service.

     (c) ACCOUNTING ISSUES. In applying the provisions of this Section 8 to a Pooling of Interests, the provisions related to business combinations under FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" (including any interpretations and modifications thereof) shall be taken into account.

                                   SECTION 9.
                AMENDMENT, MODIFICATION, AND TERMINATION OF PLAN

The Board may, at any time and from time to time amend, modify, suspend, or terminate this Plan, in whole or in part, without notice to or the consent of any Participant, Employee or Agent; PROVIDED, HOWEVER, THAT any amendment which would (I) increase the number of shares available for issuance under the Plan,
(II) lower the minimum exercise price at which an Option (or the base price at which a SAR) may be granted or (III) extend the maximum term for Options or SARs granted hereunder shall be subject to the approval of the Company's shareholders. No amendment, modification, or termination of the Plan shall in any manner adversely affect any Award theretofore granted under the Plan, without the consent of the Participant.

                                   SECTION 10.
                            MISCELLANEOUS PROVISIONS

     (a) TRANSFERABILITY. No Award granted under the Plan may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than in accordance with Section 10(b) below, by will or by the laws of descent and distribution; PROVIDED THAT the Committee may, in the appropriate award agreement or otherwise, permit transfers of Nonstatutory Stock Options with or without tandem SARs, freestanding SARs and Restricted Stock or Restricted Stock Units to Family Members (including, without limitation, transfers effected by a domestic relations order) subject to such terms and conditions as the Committee shall determine.

      (b) BENEFICIARY DESIGNATION. Each Participant under the Plan may from time to time name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit under the Plan is to be paid or by whom any right under the Plan is to be exercised in case of the Participant's death; PROVIDED THAT, if the Participant shall not have designated any beneficiary under this Plan, the Participant's beneficiary shall be deemed to be the person designated by the Participant under the group life insurance plan of the Company or a Subsidiary in which such Participant participates (unless such designated beneficiary is not a Family Member). Each designation made hereunder will revoke all prior designations by the same Participant with respect to all Awards previously granted (including, solely for purposes of this Plan, any deemed designation), shall be in a form prescribed by the Committee, and will be effective only when received by the Committee in writing during the Participant's lifetime. In the absence of any such effective designation (including a deemed designation), benefits remaining unpaid at the Participant's death shall be paid to or exercised by the Participant's surviving spouse, if any, or otherwise to or by the Participant's estate. Except as otherwise expressly provided herein, nothing in this Plan is intended or may be construed to give any person other than Participants any rights or remedies under this Plan.

     (c) DEFERRAL OF PAYMENT. The Committee may, in the Award agreement or otherwise, permit a Participant to elect, upon such terms and conditions as the Committee may establish, to defer receipt of shares of Common Stock that would otherwise be issued in connection with an Award.

     (d) NO GUARANTEE OF EMPLOYMENT OR PARTICIPATION. The existence of this Plan, as in effect at any time or from time to time, or any grant of Award under the Plan shall not interfere with or limit in any way the rights of the Company or any Subsidiary to terminate any Participant's employment or other service provider relationship at any time, nor confer upon any Participant any rights to continue in the employ or service of the Company or any Subsidiary or any other affiliate of the Company. Except to the extent expressly selected by the Committee to be a Participant, no person (whether or not an Employee, an Agent or a Participant) shall at anytime have a right to be selected for participation in the Plan or, having been selected as a Participant, to receive any additional awards hereunder, despite having previously participated in an incentive or bonus plan of the Company or an affiliate. The existence of the Plan shall not be deemed to constitute a contract of employment between the Company or any affiliate and any Employee, Agent or Participant, nor shall it constitute a right to remain in the employ or service of the Company or any affiliate. Except as may be provided in a separate written agreement, employment with or service for the Company or any affiliate is at-will and either party may terminate the participant's employment or other service provider relationship at any time, for any reason, with or without cause or notice.

     (e) TAX WITHHOLDING. The Company or an affiliate shall have the right to deduct from all payments or distributions hereunder any federal, state, foreign or local taxes or other obligations required by law to be withheld with respect thereto. The Company may defer issuance of Common Stock upon the exercise of an Option or a SAR until such requirements are satisfied. The Committee may, in its discretion, permit a Participant to elect, subject to such conditions as the Committee shall impose, (I) to have shares of Common Stock otherwise to be issued under the Plan withheld by the Company or (II) to deliver to the Company previously acquired shares of Common Stock, in either case for the greatest number of whole shares having a Fair Market Value on the date immediately preceding the date of exercise not in excess of the minimum amount required to satisfy the statutory withholding tax obligations upon the corresponding exercise of an Option or a SAR settled in Common Stock.

     (f) NO LIMITATION ON COMPENSATION; SCOPE OF LIABILITIES. Nothing in the Plan shall be construed to limit the right of the Company to establish other plans if and to the extent permitted by applicable law. The liability of the Company or any affiliate under this Plan is limited to the obligations expressly set forth in the Plan, and no term or provision of this Plan may be construed to impose any further or additional duties, obligations, or costs on the Company or any affiliate thereof or the Committee not expressly set forth in the Plan.

     (g) REQUIREMENTS OF LAW. The granting of Awards and the issuance of shares of Common Stock shall be subject to all applicable laws, rules, and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

     (h) TERM OF PLAN. The Plan shall be effective upon its adoption by the Board. The Plan shall continue in effect, unless sooner terminated pursuant to Section 9 above, until no more shares are available for issuance under the Plan.

     (i) GOVERNING LAW. The Plan, and all agreements hereunder, shall be construed in accordance with and governed by the laws of the State of Iowa, without regard to principles of conflict of laws.

     (j) NO IMPACT ON BENEFITS. Except as may otherwise be specifically stated under any employee benefit plan, policy or program, Awards shall not be treated as compensation for purposes of calculating an Employee's or Agent's right or benefits under any such plan, policy or program.

     (k) NO CONSTRAINT ON CORPORATE ACTION. Except as provided in Section 9 above, nothing contained in this Plan shall be construed to prevent the Company, or any affiliate, from taking any corporate action (including, but not limited to, the Company's right or power to make adjustments, reclassifications, reorganizations or changes of its capital or business structure, or to merge or consolidate, or dissolve, liquidate, sell, or transfer all or any part of its business or assets) which is deemed by it to be appropriate, or in its best interest, whether or not such action would have an adverse effect on this Plan, or any awards made under this Plan. No director, beneficiary, or other person shall have any claim against the Company, or any of its affiliates, as a result of any such action.

     (l) INDEMNIFICATION. Each member of the Board and each member of the Committee shall be indemnified and held harmless by the Company and each Employer against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by such member of the Board or Committee in connection with or resulting from any claim, action, suit, or proceeding to which such member may be made a party or in which such member may be involved by reason of any action taken or failure to act under the Plan (in the absence of bad faith) and against and from any and all amounts paid by such member in settlement thereof, with the Company's approval, or paid by such member in satisfaction of any judgment in any such action, suit, or proceeding against such member, provided THAT such member shall give the Company an opportunity, at its own expense, to handle and defend the same before such member undertakes to handle and defend it individually. The foregoing right of indemnification shall not be exclusive and shall be independent of any other rights of indemnification to which any such person may be entitled under the Company's Certificate of Incorporation or By-Laws, by contract, as a matter of law, or otherwise.

     (m) RIGHTS AS A STOCKHOLDER. A Participant shall have no rights as a stockholder with respect to any shares of Common Stock covered by any Award until the Participant shall have become the holder of record of such shares.

     (n) CAPTIONS. The headings and captions appearing herein are inserted only as a matter of convenience. They do not define, limit, construe, or describe the scope or intent of the provisions of the Plan.

            GUIDELINES FOR THE OPERATION OF THE STOCK INCENTIVE PLAN


         SECTION 3(A). Notwithstanding anything in the Stock Incentive Plan to the contrary, in no event shall the number of shares of Common Stock that may be made issuable or distributable under all Company Stock Plans (including, without limitation, the Stock Incentive Plan) other than the Employees Savings Plan, the Agents Savings Plan and the Stock Purchase Plan within 18 months of the effective date of the Plan of Conversion exceed 40% of the total number of shares available for grant under Section 4(a).

         SECTION 3(B)(3). Notwithstanding anything in the Stock Incentive Plan to the contrary, in no event shall the number of shares of Common Stock awarded by the Chief Executive Officer pursuant to Section 3(b)(3) within 18 months of the effective date of the Plan of Conversion exceed 5% of the total number of shares available for grant under Section 4(a).


On behalf of the Board of Directors of the Company, this Stock Incentive Plan has been executed this 1st day of January, 2004.


By:
    -------------------------------
     William T. Kerr

                                                                   EXHIBIT 10.6

                                 AMENDMENT NO. 8

                    THE PRINCIPAL SELECT SAVINGS EXCESS PLAN

The Plan named above gives the Company the right to amend it at any time. According to that right, the Plan is amended as follows:

Effective May 28, 2003,

By striking the BENEFICIARY definition in the DEFINITIONS SECTION of Article I and substituting the following:

     BENEFICIARY means the person or persons named by a Participant to receive any benefits under this Plan upon the Participant's death. If the Participant shall not have designated any beneficiary under this Plan, the Participant's beneficiary shall be deemed to be the person designated by the Participant under the Savings Plan.

By signing this amendment, the Company, as plan sponsor, has made the decision to adopt this plan amendment.


Signed this 28th day of May, 2003.


                    PRINCIPAL LIFE INSURANCE COMPANY

                    By:     /s/ Natalie Bachman
                            --------------------------------------

                    Title:  Benefits Officer
                            --------------------------------------

                                                                    Exhibit 31.1

                                 CERTIFICATIONS

I, J. Barry Griswell, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Principal Financial Group, Inc.;


2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 5, 2003
                                                          /S/ J. BARRY GRISWELL
                                                          ----------------------
                                                          J. Barry Griswell
                                                          Chairman, President
                                                          and Chief Executive
                                                          Officer

                                                                   Exhibit 31.2

                                 CERTIFICATIONS


I, Michael H. Gersie, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Principal Financial Group, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 5, 2003

                                                          /S/ MICHAEL H. GERSIE
                                                          ----------------------
                                                          Michael H. Gersie
                                                          Executive Vice
                                                          President and Chief
                                                          Financial Officer

                                                                    Exhibit 32.1


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


  I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                                          /S/ J. BARRY GRISWELL
                                          --------------------------------------
                                          J. Barry Griswell
                                          Chairman, President and Chief
                                          Executive Officer
                                          Date:  August 5, 2003

                                                                    Exhibit 32.2

              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


  I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                                          /S/ MICHAEL H. GERSIE
                                          --------------------------------------
                                          Michael H. Gersie
                                          Executive Vice President and Chief
                                          Financial Officer
                                          Date:  August 5, 2003