Form 10-Q
period 2003-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2003-11-05
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q
                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ------------------


                                     1-16725
                            (Commission file number)

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 24, 2003 was 322,968,071.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS


                                                                           PAGE
PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
              Consolidated Statements of Financial Position at September 30,
                  2003 (Unaudited) and December 31, 2002.......................3
              Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002.....4
              Unaudited Consolidated Statements of Stockholders' Equity for the
                  nine months ended September 30, 2003 and 2002................6
              Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.....................7
              Notes to Unaudited Consolidated Financial Statements - September
                  30, 2003.....................................................9
     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................22
     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......76
     Item 4. Controls and Procedures..........................................83

PART II - OTHER INFORMATION
     Item 1. Legal Proceedings................................................84
     Item 6. Exhibits and Reports on Form 8-K.................................85
     Signature................................................................86

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PRINCIPAL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     2003               2002
                                                                               ------------------ ------------------
                                                                                  (Unaudited)         (Note 1)
                                                                                            (IN MILLIONS,
                                                                                        EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale.......................................       $   36,898.0          $34,185.7
Fixed maturities, trading..................................................              103.5              101.7
Equity securities, available-for-sale......................................              398.8              378.7
Mortgage loans.............................................................           15,385.7           11,081.9
Real estate................................................................            1,515.5            1,229.0
Policy loans...............................................................              805.8              818.5
Other investments..........................................................            1,218.6            1,200.1
                                                                               ------------------ ------------------
   Total investments.......................................................           56,325.9           48,995.6

Cash and cash equivalents..................................................            1,008.0            1,038.6
Accrued investment income..................................................              631.9              646.3
Premiums due and other receivables.........................................              792.2              459.7
Deferred policy acquisition costs..........................................            1,445.6            1,414.4
Property and equipment.....................................................              450.4              482.5
Goodwill...................................................................              154.3              106.5
Other intangibles..........................................................              123.4               88.8
Mortgage loan servicing rights.............................................            1,892.4            1,518.6
Separate account assets....................................................           39,443.5           33,501.4
Other assets...............................................................            1,501.9            1,608.9
                                                                               ------------------ ------------------
   Total assets............................................................         $103,769.5          $89,861.3
                                                                               ================== ==================
LIABILITIES
Contractholder funds.......................................................       $   28,086.1          $26,315.0
Future policy benefits and claims..........................................           15,159.9           14,736.4
Other policyholder funds...................................................              730.6              642.9
Short-term debt............................................................            2,810.8              564.8
Long-term debt.............................................................            2,745.9            1,332.5
Income taxes payable.......................................................               25.3                -
Deferred income taxes......................................................            1,710.9            1,177.7
Separate account liabilities...............................................           39,443.5           33,501.4
Other liabilities..........................................................            5,588.4            4,933.4
                                                                               ------------------ ------------------
   Total liabilities.......................................................           96,301.4           83,204.1

STOCKHOLDERS' EQUITY
Common stock,  par value  $.01 per share - 2,500.0  million  shares authorized, 377.3 million and 376.7 million shares issued, and 322.8 million and 334.4 million shares outstanding in 2003 and 2002,
   respectively............................................................                3.8                3.8
Additional paid-in capital.................................................            7,142.4            7,106.3
Retained earnings..........................................................              603.6               29.4
Accumulated other comprehensive income.....................................            1,202.4              635.8
Treasury stock, at cost (54.5 million and 42.3 million shares in 2003 and
   2002, respectively).....................................................           (1,484.1)          (1,118.1)
                                                                               ------------------ ------------------
   Total stockholders' equity..............................................            7,468.1            6,657.2
                                                                               ------------------ ------------------
   Total liabilities and stockholders' equity..............................       $  103,769.5          $89,861.3
                                                                               ================== ==================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                 --------------------------------- --------------------------------
                                                       2003             2002             2003            2002
                                                 ---------------- ---------------- ---------------  ---------------
                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Premiums and other considerations..............      $  868.8         $  888.7         $2,650.9        $ 2,941.0
Fees and other revenues........................         525.1            516.6          1,846.1          1,386.7
Net investment income..........................         877.9            821.2          2,571.6          2,455.5
Net realized/unrealized capital losses.........          (5.7)          (230.6)           (93.3)          (224.0)
                                                 ---------------- ---------------- ---------------  ---------------
   Total revenues..............................       2,266.1          1,995.9          6,975.3          6,559.2

EXPENSES
Benefits, claims and settlement expenses.......       1,175.7          1,231.6          3,558.7          3,942.7
Dividends to policyholders.....................          78.7             79.1            232.7            241.0
Operating expenses.............................         727.5            640.2          2,392.4          1,832.2
                                                 ---------------- ---------------- ---------------  ---------------
   Total expenses..............................       1,981.9          1,950.9          6,183.8          6,015.9
                                                 ---------------- ---------------- ---------------  ---------------
Income from continuing operations before
   income taxes................................         284.2             45.0            791.5            543.3

Income taxes...................................          78.1              2.4            226.4            140.6
                                                 ---------------- ---------------- ---------------  ---------------
Income from continuing operations, net of
   related income taxes........................         206.1             42.6            565.1            402.7

Income (loss) from discontinued operations,
   net of related income taxes.................          12.4           (201.0)            11.3           (194.9)
                                                 ---------------- ---------------- ---------------  ---------------
Income (loss) before cumulative effect of
   accounting changes..........................         218.5           (158.4)           576.4            207.8
Cumulative effect of accounting
   changes, net of related income taxes                  (2.2)             -               (2.2)          (280.9)
                                                 ---------------- ---------------- ---------------  ---------------
Net income (loss)..............................      $  216.3         $ (158.4)        $  574.2        $   (73.1)
                                                 ================ ================ ===============  ===============


                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ------------------------------- -------------------------------
                                                               2003           2002              2003          2002
                                                          ---------------- -------------- --------------- ---------------
EARNINGS PER COMMON SHARE
Basic earnings per common share:
  Income from continuing operations, net of related
    income taxes....................................        $  0.64         $ 0.12          $  1.73         $ 1.13
  Income (loss) from discontinued operations, net
    of related income taxes.........................           0.04          (0.58)            0.03          (0.54)
                                                          ---------------- -------------- --------------- ---------------
  Income (loss) before cumulative effect of                                  (0.46)            1.76           0.59
    accounting changes..............................           0.68
  Cumulative effect of accounting changes, net of
    related income taxes............................          (0.01)           -              (0.01)         (0.80)
                                                          ---------------- -------------- --------------- ---------------
  Net income (loss).................................        $  0.67         $(0.46)         $  1.75         $(0.21)
                                                          ================ ============== =============== ===============

Diluted earnings per common share:
  Income from continuing operations, net of related
    income taxes....................................        $  0.64         $ 0.12          $  1.73         $ 1.13
  Income (loss) from discontinued operations, net
    of related income taxes.........................           0.04          (0.57)            0.03          (0.55)
                                                          ---------------- -------------- --------------- ---------------
  Income (loss) before cumulative effect of                                  (0.45)            1.76           0.58
    accounting changes..............................           0.68
  Cumulative effect of accounting changes, net of
    related income taxes............................          (0.01)           -              (0.01)         (0.79)
                                                          ---------------- -------------- --------------- ---------------
  Net income (loss).................................        $  0.67         $(0.45)         $  1.75         $(0.21)
                                                          ================ ============== =============== ===============


SEE ACCOMPANYING NOTES.


                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                               ACCUMULATED
                                                 ADDITIONAL      RETAINED        OTHER                       TOTAL
                                     COMMON       PAID-IN        EARNINGS    COMPREHENSIVE     TREASURY  STOCKHOLDERS'  OUTSTANDING
                                     STOCK        CAPITAL        (DEFICIT)      INCOME           STOCK      EQUITY        SHARES
                                  -------------  -----------  ------------- ---------------- ----------- ------------- -------------
                                                                       (IN MILLIONS)                                  (IN THOUSANDS)

BALANCES AT JANUARY 1, 2002......    $3.8        $7,072.5       $ (29.1)      $  147.5       $  (374.4)    $6,820.3      360,142.2
Shares issued, net of put
  options........................      -             17.8            -              -               -          17.8          710.8
Stock-based compensation.........      -              7.4            -              -               -           7.4
Treasury stock acquired and
  sold, net......................      -              1.3            -              -           (500.1)      (498.8)     (17,624.8)
Comprehensive income:
  Net loss.......................      -               -          (73.1)            -               -         (73.1)
  Net unrealized gains...........      -               -             -           411.2              -         411.2
  Provision for deferred
    income taxes.................      -               -             -          (146.5)             -        (146.5)
  Foreign currency translation
    adjustment...................      -               -             -            95.7              -          95.7
                                                                                                         -------------
Comprehensive income.............                                                                             287.3
                                  -------------- -----------  ------------- ---------------- ----------- ------------- -------------
BALANCES AT SEPTEMBER 30, 2002...    $3.8        $7,099.0       $(102.2)      $  507.9       $  (874.5)    $6,634.0      343,228.2
                                  ============== ===========  ============= ================ =========== ============= =============
BALANCES AT JANUARY 1, 2003......    $3.8        $7,106.3       $  29.4       $  635.8       $(1,118.1)    $6,657.2      334,419.3
Shares issued, net of call
  options........................      -             14.9            -              -               -          14.9          578.0
Stock-based compensation.........      -             18.0            -              -               -          18.0
Treasury stock acquired and
  sold, net......................      -              3.2            -              -           (366.0)      (362.8)     (12,156.3)
Comprehensive income:
  Net income.....................      -               -          574.2             -               -         574.2
  Net unrealized gains...........      -               -             -           816.6              -         816.6
  Provision for deferred
    income taxes.................      -               -             -          (294.7)             -        (294.7)
  Foreign currency
    translation adjustment.......      -               -             -            35.5              -          35.5
  Cumulative effect of
    accounting change, net of
    related income taxes.........      -               -             -             9.2              -           9.2
                                                                                                         -------------
Comprehensive income.............                                                                           1,140.8
                                  -------------- -----------  ------------- ---------------- ----------- ------------- -------------
BALANCES AT SEPTEMBER 30, 2003...    $3.8        $7,142.4       $ 603.6       $1,202.4       $(1,484.1)    $7,468.1      322,841.0
                                  ============== ===========  ============= ================ =========== ============= =============


SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                      ----------------------------------
                                                             2003             2002
                                                      ----------------- ----------------
                                                                  (IN MILLIONS)
OPERATING ACTIVITIES
Net income (loss).....................................    $    574.2        $    (73.1)
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss (income) from discontinued operations, net
       of related income taxes........................         (11.3)            194.9
    Cumulative effect of accounting changes,
       net of related income taxes....................           2.2             280.9
    Amortization of deferred policy acquisition costs.         142.3             109.6
    Additions to deferred policy acquisition costs....        (253.1)           (233.5)
    Accrued investment income.........................          24.5               9.1
    Premiums due and other receivables................          (0.8)            (45.1)
    Contractholder and policyholder liabilities
       and dividends..................................       1,473.3           1,545.5
    Current and deferred income taxes.................         251.5             310.4
    Net realized/unrealized capital losses............          93.3             224.0
    Depreciation and amortization expense.............          79.7              74.5
    Amortization of mortgage servicing rights.........         336.8             223.9
    Stock-based compensation..........................          16.2               7.4
    Mortgage servicing rights valuation adjustments...         367.1             800.5
    Other.............................................         (70.1)             91.1
                                                      ----------------- ----------------
Net adjustments.......................................       2,451.6           3,593.2
                                                      ----------------- ----------------
Net cash provided by operating activities.............       3,025.8           3,520.1

INVESTING ACTIVITIES
Available-for-sale securities:
    Purchases.........................................      (7,435.7)        (11,882.9)
    Sales.............................................       1,660.6           6,081.3
    Maturities........................................       4,007.7           3,109.1
Net cash flows from trading securities................            -              (69.1)
Mortgage loans acquired or originated.................     (54,000.8)        (33,052.9)
Mortgage loans sold or repaid.........................      53,397.8          32,703.2
Purchase of mortgage servicing rights.................        (930.1)           (690.7)
Proceeds from sale of mortgage servicing rights.......          34.4               6.4
Real estate acquired..................................        (220.9)           (143.3)
Real estate sold......................................          76.0             198.2
Net change in property and equipment..................         (15.6)            (41.8)
Net proceeds from sales of subsidiaries...............          33.6               1.4
Purchases of interest in subsidiaries, net of
    cash acquired.....................................         (95.4)            (48.0)
Net change in other investments.......................          52.6             397.6
                                                      ----------------- ----------------
Net cash used in investing activities.................    $ (3,435.8)       $ (3,431.5)


                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                      ----------------------------------
                                                             2003             2002
                                                      ----------------- ----------------
                                                                  (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock, net of call and
   put options.......................................      $    14.9         $    17.8
Acquisition and sales of treasury stock, net.........         (378.0)           (498.8)
Issuance of long-term debt...........................            4.4              11.0
Principal repayments of long-term debt...............          (84.4)            (85.7)
Net proceeds of short-term borrowings................            0.9             (37.3)
Investment contract deposits.........................        6,935.0           5,510.2
Investment contract withdrawals......................       (6,310.7)         (5,072.1)
Net increase in Principal Bank deposits..............          197.3             136.6
                                                      ----------------- ----------------
Net cash provided by (used in) financing activities..          379.4             (18.3)
                                                      ----------------- ----------------

Net increase (decrease) in cash and cash equivalents.          (30.6)             70.3

Cash and cash equivalents at beginning of period.....        1,038.6             561.2
                                                      ----------------- ----------------
Cash and cash equivalents at end of period...........      $ 1,008.0         $   631.5
                                                      ================= ================


SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc., its majority-owned subsidiaries and, subsequent to June 30, 2003 its consolidated variable interest entities ("VIE"), have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2002, included in our Form 10-K for the year ended December 31, 2002, filed with the United States Securities and Exchange Commission ("SEC"). The accompanying consolidated statement of financial position at December 31, 2002, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the September 30, 2002 financial statements to conform to the September 30, 2003 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), in January 2003. FIN 46 applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of VIEs in which an enterprise, known as the primary beneficiary, absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

FIN 46 established new accounting guidance relating to the consolidation of VIEs. The guidance was effective immediately for all VIEs created after January 31, 2003, and effective July 1, 2003, for all VIEs created before February 1, 2003. In October 2003, the FASB released Staff Position FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, that allows the deferral of FIN 46 for all VIEs created or acquired prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003, if certain conditions are met. Subsequent to February 1, 2003, we invested in one VIE, for which we are the primary beneficiary, and consolidated in accordance with FIN 46. Effective July 1, 2003, we consolidated all VIEs created or acquired prior to February 1, 2003, for which we are the primary beneficiary.

As of September 30, 2003, our consolidated financial statements were adjusted to record a cumulative effect of adopting FIN 46, as follows (in millions):

                                                                                       ACCUMULATED OTHER
                                                                                         COMPREHENSIVE
                                                                      NET LOSS               INCOME
                                                                  ------------------ ----------------------

Cumulative effect of accounting change.......................         $(4.1)               $14.1
Income tax impact............................................           1.9                 (4.9)
                                                                  ------------------ ----------------------
Total........................................................         $(2.2)               $ 9.2
                                                                  ================== ======================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

See Note 2 for the disclosures relating to VIEs and the impact of such adoption on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH
CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as liabilities that, under previous guidance, issuers accounted for as equity. We adopted SFAS 150 on July 1, 2003, which did not have a material impact to our consolidated financial statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS. This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. We are currently evaluating this SOP.

SEPARATE ACCOUNTS

At September 30, 2003 and December 31, 2002, the separate accounts included a separate account valued at $834.3 million and $1.0 billion, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Activity of the separate account shares is reflected in both the separate account assets and separate account liabilities and does not impact net income.

STOCK-BASED COMPENSATION

At September 30, 2003, we have four stock-based compensation plans. We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Awards under our plans vest over periods ranging from three months to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three months and nine months ended September 30, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                               -------------------------------  -------------------------------
                                                      2003          2002             2003            2002
                                               ---------------- --------------   --------------- --------------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)

Net income (loss), as reported.................   $ 216.3        $ (158.4)        $ 574.2          $ (73.1)
Add:  Stock-based compensation expense
  included in reported net income, net
  of related tax effects.......................       5.1             6.2            14.2             10.5
Deduct:  Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects..........................       5.9             7.0            16.7             13.0
                                               ---------------- --------------  ---------------- --------------
Pro forma net income (loss)....................   $ 215.5        $ (159.2)        $ 571.7          $ (75.6)
                                               ================ ==============  ================ ==============
Basic earnings per share:
  As reported..................................   $   0.67          $(0.46)       $   1.75         $  (0.21)
  Pro forma....................................       0.67           (0.46)           1.75            (0.21)

Diluted earnings per share:
  As reported..................................   $   0.67          $(0.45)       $   1.75         $  (0.21)
  Pro forma....................................       0.67           (0.45)           1.75            (0.21)


2.  VARIABLE INTEREST ENTITIES

We have relationships with various types of special purpose entities and other entities. Upon the review of the guidance and evaluation of these entities, we determined that we have certain investments that meet the definition of a VIE under FIN 46.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

2.  VARIABLE INTEREST ENTITIES (CONTINUED)

CONSOLIDATED VARIABLE INTEREST ENTITIES

As of September 30, 2003, we are consolidating a residential mortgage loan production VIE, three grantor trusts and several other immaterial VIEs in which we have determined we are the primary beneficiary. The following table presents the net impact on certain financial data for these consolidated VIEs:

                                                         AS OF SEPTEMBER 30,
                                                                2003
                                                       -----------------------
                                                            (IN MILLIONS)

Total assets......................................           $   3,709.5
                                                       =======================
Total short-term debt.............................           $   2,159.9
Total long-term debt..............................               1,458.1
Total other liabilities...........................                  90.4
                                                       -----------------------
Total liabilities.................................               3,708.4
Total equity......................................                   1.1
                                                       -----------------------
  Total liabilities and equity....................           $   3,709.5
                                                       =======================

The consolidation of these entities did not have a material impact to our income
(loss) before cumulative effect of accounting changes.

RESIDENTIAL MORTGAGE LOAN PRODUCTION VIE. Principal Residential Mortgage Capital Resources, LLC ("PRMCR") provides a source of funding for our residential mortgage loan production. We sold approximately $51.1 billion in mortgage loans to PRMCR during the nine months ended September 30, 2003. The maximum amount of mortgage loans, which can be warehoused in PRMCR, was $4.0 billion as of September 30, 2003. PRMCR held $3.5 billion in mortgage loans held-for-sale as of September 30, 2003. The portfolio of loans held-for-sale by PRMCR must meet portfolio criteria, eligibility representations, and portfolio aging limitations. Based on these eligibility representations, we are required to repurchase ineligible loans from PRMCR. During the first nine months of 2003, we repurchased $109.4 million of ineligible loans from PRMCR.

PRMCR had the following debt components:

                                                         AS OF SEPTEMBER 30,
                                                                2003
                                                       -----------------------
                                                            (IN MILLIONS)

SHORT-TERM DEBT:
Secured liquidity notes...........................           $   1,759.9
Three-year fixed term notes.......................                 400.0
                                                       -----------------------
  Total short-term debt...........................           $   2,159.9
                                                       =======================
LONG-TERM DEBT:
Three-year fixed term notes.......................           $     400.0
Five-year variable term notes.....................                 800.0
Outstanding equity certificates...................                 193.0
                                                       -----------------------
  Total long-term debt............................           $   1,393.0
                                                       =======================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

2.  VARIABLE INTEREST ENTITIES (CONTINUED)

As of September 30, 2003, future annual maturities of the long-term debt were as follows (in millions):


2004..................................................            $   400.0
2005..................................................                 44.0
2006..................................................                949.0
                                                          ----------------------
Total future maturities of the long-term debt..                   $ 1,393.0
                                                          ======================

All borrowings are collateralized by the assets of PRMCR, which are reported primarily as mortgage loans held-for-sale on the consolidated statement of financial position. The creditors of PRMCR have no recourse to other assets of our company.

CERTAIN GRANTOR TRUSTS. We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated the cash flows of the underlying notes by issuing an interest-only certificate and a residual certificate related to each note contributed. Each interest-only certificate entitles the holder to interest on the stated note for a specified term while the residual certificate entitles the holder to interest payments subsequent to the term of the interest-only certificate and to all principal payments. We retained the interest-only certificate and the residual certificates were subsequently sold to a third party.

Upon adoption of FIN 46, we have deemed these grantor trusts to be variable interest entities. In the event of a default or prepayment on the underlying notes, which is the main risk of loss, our interest-only certificates are exposed to the majority of the risk of loss. The restricted interest period ends between 2016 and 2020 and, at that time, the residual certificate holder's certificate is redeemed by the trust in return for the note. It will be necessary to consolidate these entities until the expiration of the interest-only period. As of September 30, 2003, we recorded $328.2 million in undated subordinated floating rate notes that represent collateral for the trusts' obligations. These notes are classified as available-for-sale fixed maturity securities in the consolidated financial statements. The obligation to deliver the underlying securities to the residual certificate holders is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. The creditors of the grantor trusts do not have recourse to our general credit.

OTHER. In addition to the entities above, we have a number of relationships with a disparate group of entities, which result from our direct investment in the equity and/or debt of certain VIEs. These entities include a financial services company, a private investment trust, and a real estate limited partnership. Based upon our relationship with such entities, the individual consolidation of these VIEs did not have a material effect on our consolidated financial position. For these entities, as of September 30, 2003, we reflect $81.4 million in consolidated assets that are collateral for the VIEs' obligations and classified as fixed maturity securities, available-for-sale ($12.9 million), equity securities, available-for-sale ($13.9 million), real estate ($54.3 million) and cash and other assets ($0.3 million). For the majority of these entities, the creditors have no recourse to the assets of our company.

SIGNIFICANT UNCONSOLIDATED VARIABLE INTEREST ENTITIES

We hold a significant variable interest in a number of VIEs where we are not the primary beneficiary. These entities include private investment trusts and custodial relationships that have issued trust certificates or custodial receipts that are recorded as available-for-sale fixed maturity securities in the consolidated financial statements.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

2.  VARIABLE INTEREST ENTITIES (CONTINUED)

Between October 3, 1996 and September 21, 2001, we entered into seven separate but similar transactions where various third parties transferred funds to either a custodial account or a trust. The custodians or trusts purchased shares of specific money market funds and then separated the cash flows of the money market shares into share receipts and dividend receipts. The dividend receipts entitle the holder to dividends paid for a specified term while the share receipts purchased at a discount entitle the holder to dividend payments subsequent to the term of the dividend receipts and the rights to the underlying shares. We have purchased the share receipts. After the restricted dividend period ends between 2017 and 2021, we, as the share receipt holder, have the right to terminate the custodial account or trust agreement and will receive the underlying money market fund shares. The primary beneficiary is the dividend receipt holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $181.7 million as of September 30, 2003.

On June 20, 1997, we entered into a transaction in which we purchased a residual trust certificate. The trust separated the cash flows of an underlying security into an interest-only certificate that entitles the third party certificate holder to the stated interest on the underlying security through May 15, 2017, and into a residual certificate entitling the holder to interest payments subsequent to the term of the interest-only certificates and any principal payments. Subsequent to the restricted interest period, we, as the residual certificate holder, have the right to terminate the trust agreement and will receive the underlying security. The primary beneficiary is the interest-only certificate holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $56.3 million as of September 30, 2003.

We entered into various separate but similar transactions between August 15, 2000 and February 15, 2001, in which we contributed cash to trusts in return for a trust note. The trusts executed swaps in which the trust delivered cash to the counterparty in return for convertible, puttable fixed maturity securities. On the various dates in 2004 and 2005 that the trust notes are due, the underlying securities are returned to the swap counterparty and the trust notes are redeemed with the proceeds. The trust also swaps the equity option value embedded in the convertible security and the coupon on the security to the swap counterparty in return for a variable interest rate which the trust remits to the trust note holder. The swap counterparty has the right to instruct the trust to call the trust note and return the underlying security in order to utilize the convertible features of the security. We are not the primary beneficiary but we hold a significant variable interest in each of the trusts in which our notes have not yet been called by the swap counterparties. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $73.0 million as of September 30, 2003.

3.  FEDERAL INCOME TAXES

The effective income tax rate on income from continuing operations for the three months and nine months ended September 30, 2003 and 2002, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                              -------------------------------    ------------------------------
                                                   2003             2002             2003             2002
                                              --------------    -------------    -------------    -------------
                                                                       (IN MILLIONS)
COMPREHENSIVE INCOME (LOSS):
Net income (loss)........................       $ 216.3           $(158.4)       $   574.2           $(73.1)
Net change in unrealized gains and
  losses on fixed maturities,
  available-for-sale.....................        (464.9)            557.0            920.3            603.9
Net change in unrealized gains and
  losses on equity securities,
  available-for-sale.....................          (6.1)             35.2              7.9             42.7
Adjustments for assumed changes in
  amortization patterns:
  Deferred policy acquisition costs......          60.2             (56.9)           (78.7)           (82.0)
  Unearned revenue reserves..............          (6.5)              4.3             (0.4)             4.9
Net change in unrealized gains and
  losses on derivative instruments.......          36.8            (124.9)            54.9           (138.9)
Adjustments to unrealized gains for
  Closed Block policyholder dividend
  obligation.............................          38.2             (16.1)           (94.0)           (16.1)
Provision for deferred income tax
  benefit (expense)......................         103.7            (143.4)          (294.7)          (146.5)
Net change in unrealized gains and
  losses on equity method subsidiaries
  and minority interest adjustments......          11.9              (0.2)             6.6             (3.3)
Change in net foreign currency
  translation adjustment.................          (0.7)             89.9             35.5             95.7
Cumulative effect of accounting change,
  net of related income taxes............           9.2                -               9.2               -
                                              --------------    -------------    -------------    -------------
Comprehensive income (loss)..............       $  (1.9)          $ 186.5        $ 1,140.8           $287.3
                                              ==============    =============    =============    =============


5.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

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

                        PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

5.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

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

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2003 through 2019. The maximum exposure under these agreements as of September 30, 2003, was $160.2 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac") for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $170.0 million as of September 30, 2003). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. Finally, we are reviewing the applicability of the indemnification regarding this matter. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

                        PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

5.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The amount of our exposure is based on the potential loss that may be incurred if the repurchased mortgage loans are processed through the foreclosure process. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations are estimated to be approximately 0.04% of annual mortgage loan production levels. Total losses on the mortgage loans repurchased are estimated to approximate 25% of the unpaid principal balance of the related mortgage loans. As of September 30, 2003, $5.1 million has been accrued for representing the fair value of such indemnifications issued after January 1, 2003, in accordance with FASB's Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

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

6.  SEGMENT INFORMATION

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

                        PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

Management uses segment operating earnings for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

                                                             AS OF SEPTEMBER 30,      AS OF DECEMBER 31,
                                                                   2003                     2002
                                                          ----------------------   ---------------------
                                                                          (IN MILLIONS)
ASSETS:
U.S. Asset Management and Accumulation ...............         $   79,307.0              $ 70,371.9
International Asset Management and Accumulation.......              2,724.0                 2,202.5
Life and Health Insurance.............................             11,903.1                11,356.3
Mortgage Banking......................................              7,865.3                 3,740.1
Corporate and Other ..................................              1,970.1                 2,190.5
                                                          ----------------------   ---------------------
  Total consolidated assets...........................         $  103,769.5              $ 89,861.3
                                                          ======================   =====================

                        PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

6.  SEGMENT INFORMATION (CONTINUED)

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                    2003             2002             2003             2002
                                              --------------    --------------   --------------   --------------
                                                                        (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation....      $   871.9          $  865.9        $ 2,626.9         $2,863.7
International Asset Management and
  Accumulation............................           99.9              82.8            289.7            252.3
Life and Health Insurance.................          995.7             987.7          3,009.8          2,950.7
Mortgage Banking..........................          288.1             312.9          1,145.1            731.3
Corporate and Other.......................           15.4             (15.8)             8.5              1.4
                                              --------------    --------------   --------------   --------------
  Total segment operating revenues........        2,271.0           2,233.5          7,080.0          6,799.4
Net realized/unrealized capital losses,
  including recognition of front-end fee
  revenues and certain market value
  adjustments to fee revenues.............           (4.9)           (237.6)          (104.7)          (240.2)
                                              --------------    --------------   --------------   --------------
  Total revenue per consolidated                $ 2,266.1          $1,995.9        $ 6,975.3         $6,559.2
    statements of operations..............    ==============    ==============   ==============   ==============

REVENUES FROM EXTERNAL CUSTOMERS:
U.S. Asset Management and Accumulation....      $   828.3          $  763.1        $ 2,461.6         $2,560.8
International Asset Management and
   Accumulation...........................          103.3              83.3            285.8            289.4
Life and Health Insurance.................          995.3             972.8          2,994.5          2,888.5
Mortgage Banking..........................          285.4             303.0          1,137.2            721.4
Corporate and Other.......................           53.8            (126.3)            96.2             99.1
                                              --------------    --------------   --------------   --------------
  Total external revenues.................      $ 2,266.1          $1,995.9        $ 6,975.3         $6,559.2
                                              ==============    ==============   ==============   ==============
INTERSEGMENT REVENUES:
U.S. Asset Management and Accumulation....      $    14.0          $   12.7        $    40.2         $   40.7
International Asset Management and
   Accumulation...........................             -                 -                -                -
Life and Health Insurance.................           (1.5)             (1.1)            (4.3)            (4.2)
Mortgage Banking..........................            2.7               9.9              7.9              9.9
Corporate and Other.......................          (15.2)            (21.5)           (43.8)           (46.4)
                                              --------------    --------------   --------------   --------------
   Total..................................      $      -            $    -         $      -           $    -
                                              ==============    ==============   ==============   ==============


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

6.  SEGMENT INFORMATION (CONTINUED)

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                   2003             2002             2003             2002
                                              --------------    --------------   --------------   --------------
                                                                        (IN MILLIONS)
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ....      $ 110.5           $  84.9         $316.2           $ 287.2
International Asset Management and
   Accumulation............................          8.0               5.0           26.7              10.1
Life and Health Insurance..................         52.8              55.7          174.8             171.7
Mortgage Banking...........................         29.2              62.5          126.6             113.8
Corporate and Other .......................          3.8              (5.6)         (11.6)            (11.3)
                                              --------------    --------------   --------------   --------------
   Total segment operating earnings........        204.3             202.5          632.7             571.5
Net realized/unrealized capital gains
   (losses), as adjusted...................          1.8            (146.9)         (67.6)           (153.8)
Other after-tax adjustments (1)............         10.2            (214.0)           9.1            (490.8)
                                              --------------    --------------   --------------   --------------
   Net income (loss) per consolidated
     statements of operations..............      $ 216.3           $(158.4)        $574.2           $ (73.1)
                                              ==============    ==============   ==============   ==============

--------------------
(1) For the three months ended September 30, 2003, other after-tax adjustments of $10.2 million included (1) the positive effect of a change in the estimated loss on disposal of BT Financial Group ($12.4 million) and (2) the negative effect of a cumulative effect of accounting change related to the implementation of FIN 46 ($2.2 million).

    For the three months ended September 30, 2002, other after-tax adjustments of ($214.0) million included the negative effects of: (1) a loss from the discontinued operations of BT Financial Group ($201.0 million) and (2) an increase to the loss contingency reserve established for sales practice litigation ($13.0 million).

    For the nine months ended September 30, 2003, other after-tax adjustments of $9.1 million included (1) the positive effect of a change in the estimated loss on disposal of BT Financial Group ($11.3 million) and (2) the negative effect of a cumulative effect of accounting change related to the implementation of FIN 46 ($2.2 million).

    For the nine months ended September 30, 2002, other after-tax adjustments of ($490.8) million included the negative effects of (a) a cumulative effect of accounting change related to the implementation of SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, ($280.9 million); (b) a loss from the discontinued operations of BT Financial Group ($194.9 million); (c) an increase to a loss contingency reserve established for sales practice litigation ($13.0 million); and (d) expenses related to the demutualization ($2.0 million).

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

7.  EARNINGS PER SHARE

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

                                  FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                        SEPTEMBER 30,                              SEPTEMBER 30,
                                ----------------------------------   ----------------------------------
                                      2003             2002                2003             2002
                                ----------------- ----------------   ----------------- ----------------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Income from continuing
  operations...................     $206.1            $42.6              $565.1            $402.7
                                ================= ================   ================= ================
Weighted-average shares
  outstanding:
  Basic........................      323.5            347.2               327.2             354.8
  Dilutive effect:
    Stock options..............        0.6              0.4                 0.5               0.4
    Long-term performance
      plan.....................         -               0.6                  -                0.1
    Restricted stock units (1).         -                -                   -                 -
                                ----------------- ----------------   ----------------- ----------------
  Diluted......................      324.1            348.2               327.7             355.3
                                ================= ================   ================= ================
Income from continuing
  operations per share:
  Basic........................     $  0.64           $ 0.12             $  1.73           $  1.13
                                ================= ================   ================= ================
  Diluted......................     $  0.64           $ 0.12             $  1.73           $  1.13
                                ================= ================   ================= ================


--------------------
(1) The dilutive effect was less than 0.1 million shares.

The calculation of diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002, excludes the incremental effect related to certain stock-based compensation grants due to their anti-dilutive effect.

8.  SUBSEQUENT EVENT

On October 24, 2003, our Board of Directors declared an annual dividend of approximately $145.3 million, equal to $0.45 per share, payable on December 8, 2003, to shareholders of record as of November 7, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of September 30, 2003, compared with December 31, 2002, and our consolidated results of operations for the three months and nine months ended September 30, 2003 and 2002, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2002, filed with the United States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

RECENT EVENTS

STOCKHOLDER DIVIDENDS

On October 24, 2003, our Board of Directors declared an annual dividend of approximately $145.3 million, equal to $0.45 per share, payable on December 8, 2003, to shareholders of record as of November 7, 2003.

RATINGS

On September 30, 2003, the rating agency Standard and Poor's affirmed Principal Life's financial strength and counterparty ratings of AA. In addition, Standard and Poor's revised the outlook on Principal Life's ratings to stable from negative.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following businesses, among others, during 2003 and 2002:

MW POST ADVISORY GROUP. On August 21, 2003, we agreed to purchase approximately 68% of MW Post Advisory Group ("Post Advisory") for approximately $101.6 million. Effective October 15, 2003, we own 23% of Post Advisory and have agreed to purchase an additional 45% on or around, January 5, 2004. As part of our U.S. Asset Management and Accumulation segment, we will account for Post Advisory using the full consolidation method of accounting since, although we are only a minority owner from a voting share perspective prior to January 5, 2004, the terms of the acquisition provide us with control of Post Advisory effective October 15, 2003. Our assets under management will increase approximately $3.6 billion as a result of the acquisition.

IDBI - PRINCIPAL ASSET MANAGEMENT COMPANY. On August 31, 2003, we announced that our wholly-owned subsidiary, Principal Financial Group (Mauritius) Ltd., had entered into a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks, to sell long-term mutual funds and related financial services in India. The new company will be called Principal PNB Asset Management Company. As part of this transaction, we will roll our existing fund management company, Principal Asset Management Company, into the joint venture. We will retain 65% of the new company, selling 30% to PNB, who will merge its own PNB funds into the new company, and 5% to Vijaya Bank. We expect to close the transaction in the fourth quarter of 2003.

On June 24, 2003, Principal Financial Group (Mauritius) Ltd. finalized a buy-sale agreement to purchase an additional 50% ownership of IDBI - Principal Asset Management Company in India from Industrial Development Bank of India ("IDBI") for 940 million Indian Rupees ("INR") (approximately U.S. $20.3 million). This transaction gave Principal Financial Group (Mauritius) Ltd. 100% ownership of IDBI - Principal Asset Management Company. Upon completion of the transaction, IDBI - Principal Asset Management Company was renamed to Principal Asset Management Company.

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

BENEFIT CONSULTANTS, INC. On January 1, 2003, we acquired Benefit Consultants, Inc. ("BCI Group") headquartered in Appleton, Wisconsin. BCI Group is a full-service consulting, actuarial and administration firm that specializes in administering qualified and nonqualified retirement benefit plans with a primary focus on employee stock ownership plans. Effective, January 1, 2003, the operations of BCI Group are reported in our U.S. Asset Management and Accumulation segment. We have integrated BCI Group operations into Principal Life.

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

DISPOSITIONS

We entered into disposition agreements or disposed of the following businesses, among others, during 2003 and 2002:

BT FINANCIAL GROUP. On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of September 30, 2003, we have received proceeds of A$950.0 million Australian dollars ("A$") (U.S. $530.9 million) from Westpac, with future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $80.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management.

Excluding contingent proceeds, our total after-tax proceeds from the sale were approximately U.S. $885.0 million. This amount includes cash proceeds from Westpac, expected tax benefits, and gain from unwinding the hedged asset associated with our investment in BT Financial Group.

As of December 31, 2002, we accrued for an estimated after-tax loss on disposal of $208.7 million. During the three months ended and nine months ended September 30, 2003, we incurred an after-tax gain of $12.4 million and $11.3 million, respectively. These gains are recorded in the income (loss) from discontinued operations in the consolidated statements of operations.

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

                                                     FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                  ---------------------------     ----------------------------
                                                     2003            2002             2003            2002
                                                  ------------    -----------     ----------      ------------
                                                                (IN MILLIONS, EXCEPT AS INDICATED)

Total assets under management ($ in
  billions)....................................      $  -           $  15.6          $   -           $  15.6
                                                  ============    ===========     ============    ============
Total revenues.................................      $  -           $  39.2          $   -           $ 128.1
                                                  ============    ===========     ============    ============

Loss from continuing operations
  (corporate overhead).........................      $  -           $  (0.8)         $   -           $  (2.3)

Income (loss) from discontinued operations:
Income before income taxes.....................         -               3.9              -              16.3
Income taxes (benefits)........................         -              (1.7)             -               4.6
                                                  ------------    -----------     ------------    ------------
Income from discontinued operations............         -               5.6              -              11.7
Income (loss) on disposal, net of related
   income taxes................................       12.4           (206.6)           11.3           (206.6)
                                                  ------------    -----------     ------------    ------------
Income (loss) from discontinued operations, net
   of related income taxes.....................       12.4           (201.0)           11.3           (194.9)

Cumulative effect of accounting change, net of
   related income taxes........................         -                -               -            (255.4)
                                                  ------------    -----------     ------------    ------------
Net income (loss)..............................      $12.4          $(201.8)         $ 11.3          $(452.6)
                                                  ============    ===========     ============    ============


In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $170.0 million as of September 30, 2003). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. Finally, we are reviewing the applicability of the indemnification regarding this matter. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

COVENTRY HEALTH CARE. On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. We received proceeds of $325.4 million, resulting in a net realized capital gain of $183.0 million, or $114.5 million net of income taxes.

We reported our investment in Coventry in our Corporate and Other segment and accounted for it using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million for the nine months ended September 30, 2002.

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

REINSURANCE TRANSACTION. Effective January 1, 2002, we entered into a reinsurance agreement to reinsure group medical insurance contracts. We have amended the contract. Effective January 1, 2003, the reinsurance contract is reported under the deposit method of accounting. This reduces ceded premiums and claims and increases operating expenses with no impact to net income.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was negatively impacted $0.3 million and $2.5 million for the three months ended September 30, 2003 and 2002 and negatively impacted $5.3 million and $9.3 million for the nine months ended September 30, 2003 and 2002, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. "Quantitative and Qualitative Disclosures about Market Risk."

PENSION AND OTHER POST-RETIREMENT BENEFIT EXPENSE

The 2003 annual pension benefit expense for substantially all of our employees and certain agents is expected to be approximately $60.2 million pre-tax, $39.1 million after-tax. This is an annual pre-tax increase of $53.7 million over the 2002 pre-tax pension expense of $6.5 million. Our consolidated net income reflected approximately $15.0 million and $45.1 million of pre-tax pension expense for the three months ended September 30, 2003 and nine months ended September 30, 2003, respectively. In addition, approximately $15.0 million of pre-tax pension expense will be reflected in the remaining quarter of 2003. This increase in expense over 2002 is primarily due to the impact of low interest rates and the equity market downturn. The discount rate used to value the liabilities was lowered to 6.5% from the 2002 discount rate of 7.5% and the return on assets assumption was lowered to 8.5% from the 2002 return on assets assumption of 9.0%. To a lesser extent, the expense for other post-retirement benefits expense increased as well.

PERMANENT IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

During the second quarter of 2003, we established a policy of evaluating permanent impairment of our mortgage servicing rights. Each quarter we will evaluate permanent impairment of our mortgage servicing rights and will recognize a direct write-down when the gross carrying value is not expected to be recovered in the foreseeable future. We estimate the amount of permanent impairment based on an analysis of the mortgage servicing rights valuation allowance related to loans that have prepaid. During the three months and nine months ended September 30, 2003, we recorded a permanent impairment of our mortgage servicing rights of $81.7 million and $581.9 million, respectively, which reduced the gross carrying value and the valuation allowance of the mortgage servicing rights, thereby precluding subsequent reversals. This write-down had no impact on our net income or financial position in the period of adjustment but may result in a reduction of amortization expense and reduced recovery of impairments in periods subsequent to adjustment.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), in January 2003. FIN 46 applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of variable interest entities ("VIE") in which an enterprise, known as the primary beneficiary, absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

FIN 46 established new accounting guidance relating to the consolidation of VIEs. The guidance was effective immediately for all VIEs created after January 31, 2003, and effective July 1, 2003, for all VIEs created before February 1, 2003. In October 2003, the FASB released Staff Position FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, that allows the deferral of FIN 46 for all VIEs created or acquired prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003, if certain conditions are met. Subsequent to February 1, 2003, we invested in one VIE, for which we are the primary beneficiary, and consolidated in accordance with FIN 46. Effective July 1, 2003, we consolidated all VIEs created or acquired prior to February 1, 2003, for which we are the primary beneficiary.

As of September 30, 2003, our consolidated financial statements were adjusted to record a cumulative effect of adopting FIN 46, as follows (in millions):

                                                                                       ACCUMULATED OTHER
                                                                                        COMPREHENSIVE
                                                                      NET LOSS             INCOME
                                                                  ------------------ ----------------------

Cumulative effect of accounting change.......................      $(4.1)                   $14.1
Income tax impact............................................        1.9                     (4.9)
                                                                  ------------------ ----------------------
Total........................................................      $(2.2)                   $ 9.2
                                                                  ================== ======================

As of September 30, 2003, we are consolidating a residential mortgage loan production VIE, three grantor trusts and several other immaterial VIEs in which we have determined we are the primary beneficiary. The following table presents the net impact on certain financial data for these consolidated VIEs:

                                                           AS OF SEPTEMBER 30,
                                                                 2003
                                                       -----------------------
                                                             (IN MILLIONS)

Total assets......................................             $   3,709.5
                                                       =======================
Total short-term debt.............................             $   2,159.9
Total long-term debt..............................                 1,458.1
Total other liabilities...........................                    90.4
                                                       -----------------------
Total liabilities.................................                 3,708.4
Total equity......................................                     1.1
                                                       -----------------------
    Total liabilities and equity..................             $   3,709.5
                                                       =======================

The consolidation of these entities did not have a material impact to our income
(loss) before cumulative effect of accounting changes.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH
CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as liabilities that, under previous guidance, issuers accounted for as equity. We adopted SFAS 150 on July 1, 2003, which did not have a material impact to our consolidated financial statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS. This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. We are currently evaluating this SOP.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the periods indicated:

                                                                    FOR THE THREE                  FOR THE NINE
                                                                    MONTHS ENDED                   MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                             ---------------------------     --------------------------
                                                                2003           2002             2003            2002
                                                             -----------    ------------     -----------   ------------
                                                                                      (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
  Premiums and other considerations...............           $  868.8       $  888.7         $2,650.9      $ 2,941.0
  Fees and other revenues.........................              525.1          516.6          1,846.1        1,386.7
  Net investment income...........................              877.9          821.2          2,571.6        2,455.5
  Net realized/unrealized capital losses..........               (5.7)        (230.6)           (93.3)        (224.0)
                                                             -----------    ------------     -----------   ------------
    Total revenues................................            2,266.1        1,995.9          6,975.3        6,559.2

Expenses:
  Benefits, claims and settlement expenses........            1,175.7        1,231.6          3,558.7        3,942.7
  Dividends to policyholders......................               78.7           79.1            232.7          241.0
  Operating expenses..............................              727.5          640.2          2,392.4        1,832.2
                                                             -----------    ------------     -----------   ------------
    Total expenses................................            1,981.9        1,950.9          6,183.8        6,015.9
                                                             -----------    ------------     -----------   ------------
Income from continuing operations before income
  taxes...........................................              284.2           45.0            791.5          543.3
Income taxes......................................               78.1            2.4            226.4          140.6
                                                             -----------    ------------     -----------   ------------
    Income from continuing operations, net of
      related income taxes........................              206.1           42.6            565.1          402.7

Income (loss) from discontinued operations, net
  of related income taxes.........................               12.4         (201.0)            11.3         (194.9)
                                                             -----------    ------------     -----------   ------------
Income (loss) before cumulative effect of
  accounting Changes..............................              218.5         (158.4)           576.4          207.8

Cumulative effect of accounting changes, net of
  related income taxes............................               (2.2)            -              (2.2)        (280.9)
                                                             -----------    ------------     -----------   ------------
    Net income (loss) ............................           $  216.3       $ (158.4)        $  574.2      $   (73.1)
                                                             ===========    ============     ===========   ============


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Premiums and other considerations decreased $19.9 million, or 2%, to $868.8 million for the three months ended September 30, 2003, from $888.7 million for the three months ended September 30, 2002. The decrease reflected a $35.0 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. The decrease was partially offset by a $12.7 million increase from the International Asset Management and Accumulation segment, primarily related to record sales of single premium annuities with life contingencies in Chile in 2003 following a year of decreased sales due to market contraction.

Fees and other revenues increased $8.5 million, or 2%, to $525.1 million for the three months ended September 30, 2003, from $516.6 million for the three months ended September 30, 2002. The increase was largely due to a $37.9 million increase from the U.S. Asset Management and Accumulation segment primarily related to improvements in the equity markets and net cash flow, which have led to higher account values, increased proceeds from a commercial mortgage-backed securitization, and increased revenues from Spectrum (our asset manager of investment-grade preferred securities portfolios). In addition, the increase was due to a $9.5 million increase in the Corporate and Other segment primarily due to a decrease in inter-segment eliminations. The increase was also related to $6.5 million increase in the Life and Health Insurance segment primarily due to growth in the universal life and variable universal life insurance business and growth and fee rate increases in the fee-for-service business. The fees and other revenues increased $4.4 million for the International Asset Management and Accumulation segment primarily a result of an increase in the number of retirement plan participants in Mexico due to the acquisition of AFORE Tepeyac in 2003. These increases were partially offset by a $49.8 million decrease from the Mortgage Banking segment resulting from a decrease in gains on the sales of mortgage loans in the third quarter of 2003.

Net investment income increased $56.7 million, or 7%, to $877.9 million for the three months ended September 30, 2003, from $821.2 million for the three months ended September 30, 2002. The increase was primarily a result of a $6,208.4 million, or 13%, increase in average invested assets and cash, excluding the impact of the implementation of FIN 46. Partially offsetting the increase was a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 6.3% for the three months ended September 30, 2003, compared to 6.9% for the three months ended September 30, 2002. This reflects lower yields on invested assets due in part to a lower interest rate environment.

Net realized/unrealized capital losses decreased $224.9 million, or 98%, to $5.7 million for the three months ended September 30, 2003, from $230.6 million for the three months ended September 30, 2002. The decrease included gains related to mark to market of our investment in company sponsored mutual funds compared to losses in 2002, a reduction in write downs of other than temporary declines in the value of certain fixed maturity securities, and lower losses related to hedging activities.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended September 30, 2003.

                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 ---------------------------------------------------------------------------
                                                     NET REALIZED                            NET REALIZED/
                                                       GAINS                                  UNREALIZED
                                                     (LOSSES) ON           HEDGING          CAPITAL GAINS
                                   IMPAIRMENTS         DISPOSAL          ADJUSTMENTS           (LOSSES)
                                 ----------------  ----------------  ------------------  -------------------
                                                                 (IN MILLIONS)

Fixed maturity securities (1)...  $   (17.5)          $   (11.2)         $   (20.0)         $   (48.7)
Equity securities (2)...........        4.1                 7.9                 -                12.0
Mortgage loans on real
  estate (3)....................       (3.4)                 -                  -                (3.4)
Real estate.....................         -                  6.9                 -                 6.9
Derivatives.....................         -                   -                81.7               81.7
Other...........................         -                 18.0              (72.2)             (54.2)
                                 ---------------- -----------------  ------------------  -------------------
  Total.........................  $   (16.8)          $    21.6          $   (10.5)         $    (5.7)
                                 ================ =================  ==================  ===================

-----------------------
(1) Net realized gains (losses) on disposal includes gross realized gains of $4.5 million and gross realized losses of $15.7 million.
(2) Net realized gains(losses) on disposal includes gross realized gains of $8.2 million and gross realized losses of $0.3 million.
(3)  Includes a $3.1 million decrease incommercial mortgage valuation allowance.

Benefits, claims and settlement expenses decreased $55.9 million, or 5%, to $1,175.7 million for the three months ended September 30, 2003, from $1,231.6 million for the three months ended September 30, 2002. The decrease was primarily due to a $62.8 million decrease from the U.S. Asset Management and Accumulation segment, reflecting a decrease in pension full-service payout sales of single premium group annuities with life contingencies.

Dividends to policyholders decreased $0.4 million, or 1%, to $78.7 million for the three months ended September 30, 2003, from $79.1 million for the three months ended September 30, 2002. The decrease was primarily attributable to a $0.5 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates.

Operating expenses increased $87.3 million, or 14%, to $727.5 million for the three months ended September 30, 2003, from $640.2 million for the three months ended September 30, 2002. The increase was largely due to a $43.4 million increase from the Mortgage Banking segment primarily resulting from an increase in amortization of mortgage servicing rights. The increase was also due to a $28.6 million increase in the U.S Asset Management and Accumulation segment due to higher compensation related costs including incentive compensation accruals and increases in employee benefit costs, expenses from BCI Group, and the inclusion of our asset management offshore operations.

Income taxes increased $75.7 million to $78.1 million for the three months ended September 30, 2003 from $2.4 million for the three months ended September 30, 2002. The effective income tax rate was 27% for the three months ended September 30, 2003 and 5% for the three months ended September 30, 2002. The effective income tax rates for the three months ended September 30, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes. The increase in the effective tax rate to 27% for the three months ended September 30, 2003, from 5% for the three months ended September 30, 2002, was primarily due to a greater increase in net income before taxes relative to the change in permanent tax differences.

As a result of the foregoing factors and the inclusion of income (loss) from discontinued operations and the cumulative effect of accounting change, net of related income taxes, net income increased $374.7 million to $216.3 million of net income for the three months ended September 30, 2003, from $158.4 million of net loss for the three months ended September 30, 2002. The income (loss) from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting change was related to our implementation of FIN 46.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Premiums and other considerations decreased $290.1 million, or 10%, to $2,650.9 million for the nine months ended September 30, 2003, from $2,941.0 million for the nine months ended September 30, 2002. The decrease reflected a $335.7 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $459.4 million, or 33%, to $1,846.1 million for the nine months ended September 30, 2003, from $1,386.7 million for the nine months ended September 30, 2002. The increase was primarily due to a $350.6 million increase from the Mortgage Banking segment resulting from an increase in mortgage loan production fee revenues, reflecting the increase in mortgage loan production volume. The increase also related to a $68.1 million increase from the U.S. Asset Management and Accumulation segment primarily related to improvements in the equity markets and net cash flow, which have led to higher account values. Fee revenues have also increased due to the acquisition of BCI Group and increased revenues from Spectrum.

Net investment income increased $116.1 million, or 5%, to $2,571.6 million for the nine months ended September 30, 2003, from $2,455.5 million for the nine months ended September 30, 2002. The increase was primarily a result of a $4,881.7 million, or 10%, increase in average invested assets and cash, excluding the impact of the implementation of FIN 46. Partially offsetting the increase was a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 6.4% for the nine months ended September 30, 2003, compared to 7.0% for the nine months ended September 30, 2002. This reflects lower yields on invested assets due in part to a lower interest rate environment.

Net realized/unrealized capital losses decreased $130.7 million, or 58%, to $93.3 million for the nine months ended September 30, 2003, from $224.0 million for the nine months ended September 30, 2002. The decrease primarily resulted from a reduction in write downs of other than temporary declines in the value of certain fixed maturity securities.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the nine months ended September 30, 2003.

                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 ---------------------------------------------------------------------------
                                                     NET REALIZED                            NET REALIZED/
                                                       GAINS                                  UNREALIZED
                                                     (LOSSES) ON           HEDGING          CAPITAL GAINS
                                   IMPAIRMENTS         DISPOSAL          ADJUSTMENTS           (LOSSES)
                                 ----------------  ----------------  ------------------  -------------------
                                                                  (IN MILLIONS)

Fixed maturity securities (1)...  $  (111.3)          $   (22.4)         $   (26.3)         $  (160.0)
Equity securities (2)...........       (6.7)                4.7                 -                (2.0)
Mortgage loans on real
  estate (3)....................      (15.2)                 -                  -               (15.2)
Real estate.....................         -                  9.7                 -                 9.7
Derivatives.....................         -                   -                76.4               76.4
Other...........................         -                 71.2              (73.4)              (2.2)
                                 ----------------  ----------------  ------------------  -------------------
  Total.........................  $  (133.2)          $    63.2          $   (23.3)         $   (93.3)
                                 ================  ================  ==================  ===================

-----------------------
(1) Net realized gains (losses) on disposal includes gross realized gains of $38.6 million and gross realized losses of $61.0 million.
(2) Net realized gains (losses) on disposal includes gross realized gains of $5.4 million and gross realized losses of $0.7 million.
(3)  Includes  a  $14.4  million  decrease  in  commercial   mortgage  valuation
     allowance.

Benefits, claims and settlement expenses decreased $384.0 million, or 10%, to $3,558.7 million for the nine months ended September 30, 2003, from $3,942.7 million for the nine months ended September 30, 2002. The decrease was due to a $385.6 million decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting a decrease in pension full-service payout sales of single premium group annuities with life contingencies.

Dividends to policyholders decreased $8.3 million, or 3%, to $232.7 million for the nine months ended September 30, 2003, from $241.0 million for the nine months ended September 30, 2002. The decrease was primarily attributable to a $6.3 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates. In addition, the decrease resulted from a $2.0 million decrease from the U.S. Asset Management and Accumulation segment resulting from a decrease in dividends for our pension full-service accumulation products.

Operating expenses increased $560.2 million, or 31%, to $2,392.4 million for the nine months ended September 30, 2003, from $1,832.2 million for the nine months ended September 30, 2002. The increase was largely due to a $406.9 million increase from the Mortgage Banking segment primarily resulting from an increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity, growth in the mortgage loan servicing portfolio and an increase in the mortgage loan production volume. The increase was also due to a $111.2 million increase in the U.S Asset Management and Accumulation segment due to higher compensation related costs including incentive compensation accruals and increases in employee benefit costs, expenses from BCI Group and the inclusion of our asset management offshore operations.

Income taxes increased $85.8 million, or 61%, to $226.4 million for the nine months ended September 30, 2003 from $140.6 million for the nine months ended September 30, 2002. The effective income tax rate was 29% for the nine months ended September 30, 2003 and 26% for the nine months ended September 30, 2002. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes.

As a result of the foregoing factors and the inclusion of income (loss) from discontinued operations and the cumulative effect of accounting changes, net of related income taxes, net income increased $647.3 million to $574.2 million of net income for the nine months ended September 30, 2003, from $73.1 million of net loss for the nine months ended September 30, 2002. The income (loss) from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting changes were related to our implementation of FIN 46 in 2003 and our implementation of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142") in 2002.

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

The following table presents segment information as of or for the periods indicated:

                                                      AS OF OR FOR THE THREE             AS OF OR FOR THE NINE
                                                           MONTHS ENDED                      MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  --------------    -------------    -------------    --------------
                                                      2003              2002             2003             2002
                                                  --------------    -------------    -------------    --------------
                                                                              (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation........     $     871.9       $     865.9      $   2,626.9      $   2,863.7
International Asset Management and
   Accumulation...............................            99.9              82.8            289.7            252.3
Life and Health Insurance.....................           995.7             987.7          3,009.8          2,950.7
Mortgage Banking..............................           288.1             312.9          1,145.1            731.3
Corporate and Other (1).......................            15.4             (15.8)             8.5              1.4
                                                  --------------    -------------    -------------    --------------
   Total segment operating revenues...........         2,271.0           2,233.5          7,080.0          6,799.4
Net realized/unrealized capital losses,
   including recognition of front-end fee
   revenues and certain market value
   adjustments to fee revenues(2).............            (4.9)           (237.6)          (104.7)          (240.2)
                                                  --------------    -------------    -------------    --------------
   Total revenue per consolidated statements
   of operations..............................     $   2,266.1       $   1,995.9      $   6,975.3      $   6,559.2
                                                  ==============    =============    =============    ==============
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .......     $     110.5       $      84.9      $     316.2      $     287.2
International Asset Management and
   Accumulation...............................             8.0               5.0             26.7             10.1
Life and Health Insurance.....................            52.8              55.7            174.8            171.7
Mortgage Banking..............................            29.2              62.5            126.6            113.8
Corporate and Other ..........................             3.8              (5.6)           (11.6)           (11.3)
                                                  --------------    -------------    -------------    --------------
   Total segment operating earnings...........           204.3             202.5            632.7            571.5
Net realized/unrealized capital gains
   (losses), as adjusted(2)...................             1.8            (146.9)           (67.6)          (153.8)
Other after-tax adjustments(3)................            10.2            (214.0)             9.1           (490.8)
                                                  --------------    -------------    -------------    --------------
   Net income (loss) per consolidated
     statements of operations.................     $     216.3       $    (158.4)     $     574.2      $     (73.1)
                                                  ==============    =============    =============    ==============
TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation (4)....     $  79,307.0       $  68,556.7      $  79,307.0      $  68,556.7
International Asset Management and
   Accumulation...............................         2,724.0           4,528.1          2,724.0          4,528.1
Life and Health Insurance.....................        11,903.1          11,152.0         11,903.1         11,152.0
Mortgage Banking (5)..........................         7,865.3           3,220.3          7,865.3          3,220.3
Corporate and Other (6).......................         1,970.1             813.6          1,970.1            813.6
                                                  --------------    -------------    -------------    --------------
   Total assets...............................     $ 103,769.5       $  88,270.7      $ 103,769.5      $  88,270.7
                                                  ==============    =============    =============    ==============

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

(2)In addition to sales activity and other than temporary impairments, net realized/unrealized capital gains (losses) include unrealized gains (losses) on mark to market changes of certain seed money investments and investments classified as trading securities, as well as unrealized gains (losses) on certain derivatives. Net realized/unrealized capital gains (losses), as adjusted, are net of income taxes, net realized capital gains and losses distributed, minority interest capital gains and losses, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and certain market value adjustments to fee revenues.

                                                     FOR THE THREE                          FOR THE NINE
                                                     MONTHS ENDED                           MONTHS ENDED
                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                            -------------------------------       --------------------------------
                                                 2003              2002               2003             2002
                                            --------------    -------------       -------------    ---------------
                                                                        (IN MILLIONS)

Net realized/unrealized capital losses...     $     (5.7)       $   (230.6)         $ (93.3)         $ (224.0)
Certain market value adjustments to fee
  revenues...............................             -               (9.0)           (16.5)            (22.2)
Recognition of front-end fee revenues....            0.8               2.0              5.1               6.0
                                            --------------    -------------       -------------    ---------------
  Net realized/unrealized capital losses,
    including recognition of front-end
    fee revenues and certain market value
    adjustments to fee revenues .........           (4.9)           (237.6)          (104.7)           (240.2)
Amortization of deferred policy
  acquisition costs related to net
  realized/unrealized capital gains
  (losses)...............................           (0.3)              6.5              3.0              18.8
Capital (gains) losses distributed.......           (1.1)              3.0             (3.0)            (18.8)
Minority interest capital losses.........            0.1                -               0.4                -
                                            --------------    -------------       -------------    ---------------
  Net realized/unrealized capital losses,
    including recognition of front-end
    fee revenues and certain market value
    adjustments to fee revenues, net of
    related amortization of deferred
    policy acquisition costs, capital
    gains (losses) distributed and
    minority capital losses..............           (6.2)           (228.1)          (104.3)           (240.2)
Income tax effect .......................            8.0              81.2             36.7              86.4
                                            --------------    -------------       -------------    ---------------
  Net realized/unrealized capital gains
    (losses), as adjusted................     $      1.8        $   (146.9)         $ (67.6)         $ (153.8)
                                            ==============    =============       =============    ===============


(3)For the three months ended September 30, 2003, other after-tax adjustments of $10.2 million included (1) the positive effect of a change in the estimated loss on disposal of BT Financial Group ($12.4 million) and (2) the negative effect of a cumulative effect of an accounting change related to the implementation of FIN 46 ($2.2 million). For the three months ended September 30, 2002, other after-tax adjustments of $214.0 million included the negative effects of: (1) the loss from discontinued operations of BT Financial Group ($201.0 million) and (2) an increase to a loss contingency reserve established for sales practice litigation ($13.0 million). For the nine months ended September 30, 2003, other after-tax adjustments of $9.1 million included (1) the positive effect of a change in the estimated loss on disposal of BT Financial Group ($11.3 million) and (2) the negative effect of a cumulative effect of an accounting change related to the implementation of FIN 46 ($2.2 million). For the nine months ended September 30, 2002, other after-tax adjustments of $490.8 million included the negative effects of: (1) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million); (2) the loss from discontinued operations of BT Financial Group ($194.9 million); (3) an increase to a loss contingency reserve established for sales practice litigation ($13.0 million); and (4) expenses related to our demutualization ($2.0 million).

(4)U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $834.3 million at September 30, 2003, and $942.5 million at September 30, 2002. Activity of the separate account was reflected in both separate account assets and separate account liabilities and did not impact our results of operations.

(5)As a result of our implementation of FIN 46, effective July 1, 2003, Mortgage Banking assets include the full consolidation of Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), which provides a source of funding for our residential mortgage loan production. PRMCR held $3.5 billion in mortgage loans held for sale as of September 30, 2003.

(6)Includes inter-segment elimination amounts related to an internal line of credit, intercompany swap agreements, and long-term borrowings. The Corporate and Other segment managed a revolving line of credit used by other segments.

   In addition, The Corporate and Other segment and the Mortgage Banking segment are parties to a swap agreement. The U.S. Asset Management and Accumulation segment provides a source of funding for the Mortgage Banking segment's mortgage servicing rights.

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

                                                      FOR THE THREE                      FOR THE NINE
                                                      MONTHS ENDED                       MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                              -------------------------------    ------------------------------
                                                  2003              2002             2003             2002
                                              --------------    -------------    -------------    -------------
                                                                       (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues(1):
  Premiums and other considerations.....       $      71.5       $     106.5      $    259.7       $    595.4
  Fees and other revenues...............             195.1             165.0           573.4            510.1
  Net investment income.................             605.3             594.4         1,793.8          1,758.2
                                              --------------    -------------    -------------    -------------
    Total operating revenues............             871.9             865.9         2,626.9          2,863.7

Expenses:
  Benefits, claims and settlement
    expenses, including dividends to
    policyholders.......................             506.3             569.0         1,550.5          1,938.1
  Operating expenses....................             216.0             194.0           661.3            565.0
                                              --------------    -------------    -------------    -------------
    Total expenses......................             722.3             763.0         2,211.8          2,503.1
                                              --------------    -------------    -------------    -------------
Pre-tax operating earnings..............             149.6             102.9           415.1            360.6
Income taxes............................              39.1              18.0            98.9             73.4
                                              --------------    -------------    -------------    -------------
Operating earnings......................             110.5              84.9           316.2            287.2

Net realized/unrealized capital losses,
  as adjusted ..........................             (19.7)            (55.0)          (79.8)          (160.2)
Other after-tax adjustments.............              (1.7)               -             (1.7)              -
                                              --------------    -------------    -------------    -------------
U. S. GAAP REPORTED:
Net income..............................       $      89.1       $      29.9      $    234.7       $    127.0
                                              ==============    =============    =============    =============

-----------------------
(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Premiums and other considerations decreased $35.0 million, or 33%, to $71.5 million for the three months ended September 30, 2003, from $106.5 million for the three months ended September 30, 2002. The decrease primarily resulted from a $33.0 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $30.1 million, or 18%, to $195.1 million for the three months ended September 30, 2003, from $165.0 million for the three months ended September 30, 2002. Principal Global Investors fees and other revenues increased $19.8 million primarily due to increased proceeds from a commercial mortgage-backed securitization with no corresponding activity in the prior year, increased revenues from Spectrum due to growth in assets under management and the inclusion of our asset management offshore operations. Pension full-service accumulation fees and other revenue increased $9.6 million primarily due to an increase in revenue from improvements in the equity markets and net cash flow, which have led to higher account values.

Net investment income increased $10.9 million, or 2%, to $605.3 million for the three months ended September 30, 2003, from $594.4 million for the three months ended September 30, 2002. The increase primarily resulted from a $3,503.5 million, or 10%, increase in average invested assets and cash. The increase was offset by a decrease in the average annualized yield on invested assets and cash, which was 6.0% for the three months ended September 30, 2003, compared to 6.5% for the three months ended September 30, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $62.7 million, or 11%, to $506.3 million for the three months ended September 30, 2003, from $569.0 million for the three months ended September 30, 2002. The decrease primarily resulted from a $36.6 million decrease in our pension full-service payout business as a result of decreased sales of single premium group annuities with life contingencies. In addition, pension investment only products decreased $11.9 million primarily due to a decrease in cost of interest credited in 2003. Furthermore, pension full-service accumulation products decreased $11.4 million primarily due to decreases in cost of interest credited on declining business from our participating block and due to lower interest credited on our non-participating deposit type business.

Operating expenses increased $22.0 million, or 11%, to $216.0 million for the three months ended September 30, 2003, from $194.0 million for the three months ended September 30, 2002. The increase primarily resulted from an $18.0 million increase in Principal Global Investors due to higher incentive compensation costs and the inclusion of our asset management offshore operations. In addition, pension full-service accumulation expenses increased $6.1 million due to higher compensation related costs including incentive compensation costs, increases in employee benefit costs and expenses from BCI Group.

Income taxes increased $21.1 million to $39.1 million for the three months ended September 30, 2003, from $18.0 million for the three months ended September 30, 2002. The effective income tax rate for this segment was 26% for the three months ended September 30, 2003, and 17% for the three months ended September 30, 2002. The effective income tax rates for the three months ended September 30, 2003 and 2002, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income. The increase in the effective tax rate to 26% for the three months ended September 30, 2003, from 17% for the three months ended September 30, 2002, was primarily due to a decrease in tax deductions for corporate dividends received.

As a result of the foregoing factors, operating earnings increased $25.6 million, or 30%, to $110.5 million for the three months ended September 30, 2003 from $84.9 million for the three months ended September 30, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $35.3 million, or 64%, to $19.7 million for the three months ended September 30, 2003, from $55.0 million for the three months ended September 30, 2002. The decrease is due to lower capital losses related to other than temporary declines in the value of certain fixed maturity securities and to a lesser extent due to less gains on the sales of fixed maturity securities for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $59.2 million to $89.1 million for the three months ended September 30, 2003, from $29.9 million for the three months ended September 30, 2002. For the three months ended September 30, 2003, net income included the negative effect of other after-tax adjustments totaling $1.7 million, net of income taxes, related to a cumulative effect of accounting change due to our implementation of FIN 46.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Premiums and other considerations decreased $335.7 million, or 56%, to $259.7 million for the nine months ended September 30, 2003, from $595.4 million for the nine months ended September 30, 2002. The decrease primarily resulted from a $362.1 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. The decrease was slightly offset by a $26.4 million increase, primarily a result of increased individual payout annuity sales due to an expanding distribution presence.

Fees and other revenues increased $63.3 million, or 12%, to $573.4 million for the nine months ended September 30, 2003, from $510.1 million for the nine months ended September 30, 2002. Pension full-service accumulation fees and other revenue increased $30.8 million primarily due to an increase in revenue from improvements in the equity markets and net cash flow, which have led to higher account values, and from the acquisition of BCI Group. In addition, Principal Global Investors fees and other revenues increased $29.9 million primarily due to increased revenues from Spectrum due to growth in assets under management, the inclusion of our asset management offshore operations, increased borrower fees resulting from increased commercial mortgage loan production, and slightly higher proceeds from commercial mortgage-backed securitizations.

Net investment income increased $35.6 million, or 2%, to $1,793.8 million for the nine months ended September 30, 2003, from $1,758.2 million for the nine months ended September 30, 2002. The increase primarily resulted from a $2,511.9 million, or 7%, increase in average invested assets and cash. The increase was offset by a decrease in the average annualized yield on invested assets and cash, which was 6.3% for the nine months ended September 30, 2003, compared to 6.6% for the nine months ended September 30, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $387.6 million, or 20%, to $1,550.5 million for the nine months ended September 30, 2003, from $1,938.1 million for the nine months ended September 30, 2002. The decrease primarily resulted from a $358.7 million decrease in our pension full-service payout business as a result of decreased sales of single premium group annuities with life contingencies. Also contributing to the decrease was a $42.3 million decrease in pension full-service accumulation business due primarily to decreases in cost of interest credited on declining business from our participating block and due to lower interest credited on our non-participating deposit type business. Slightly offsetting this decrease was a $22.8 million increase, which primarily related to an increase in reserves resulting from higher individual payout annuity sales.

Operating expenses increased $96.3 million, or 17%, to $661.3 million for the nine months ended September 30, 2003, from $565.0 million for the nine months ended September 30, 2002. The increase primarily resulted from a $46.0 million increase in Principal Global Investors operating expenses due to higher incentive compensation accruals and the inclusion of our asset management offshore operations. In addition, pension full-service accumulation operating expenses increased $35.9 million due to higher compensation related costs including incentive compensation costs and increases in employee benefit costs, expenses from BCI Group and the impact of unlocking on deferred policy acquisition cost ("DPAC") amortization in 2002.

Income taxes increased $25.5 million, or 35%, to $98.9 million for the nine months ended September 30, 2003, from $73.4 million for the nine months ended September 30, 2002. The effective income tax rate for this segment was 24% for the nine months ended September 30, 2003, and 20% for the nine months ended September 30, 2002. The effective income tax rates for the nine months ended September 30, 2003 and 2002, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $29.0 million, or 10%, to $316.2 million for the nine months ended September 30, 2003 from $287.2 million for the nine months ended September 30, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $80.4 million, or 50%, to $79.8 million for the nine months ended September 30, 2003, from $160.2 million for the nine months ended September 30, 2002. The decrease is due to lower capital losses related to other than temporary declines in the value of certain fixed maturity securities for the nine months ended September 30, 2003.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $107.7 million, or 85%, to $234.7 million for the nine months ended September 30, 2003, from $127.0 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, net income included the negative effect of other after-tax adjustments totaling $1.7 million, net of income taxes, related to a cumulative effect of accounting change due to our implementation of FIN 46.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following  table  presents  certain  summary  financial data relating to the
International  Asset  Management  and  Accumulation   segment  for  the  periods
indicated:

                                                  FOR THE THREE                      FOR THE NINE
                                                  MONTHS ENDED                       MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                         --------------------------------    ------------------------------
                                             2003              2002             2003              2002
                                         -------------     --------------    ------------     -------------
                                                                   (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other consideration...    $      50.0       $       37.3      $    132.2       $     123.1
  Fees and other revenues............           19.6               15.2            56.8              40.9
  Net investment income..............           30.3               30.3           100.7              88.3
                                         -------------     --------------    ------------     -------------
    Total operating revenues.........           99.9               82.8           289.7             252.3

Expenses:
  Benefits, claims and settlement
    expenses.........................           65.6               56.1           187.1             175.3
  Operating expenses.................           25.2               21.5            70.7              64.4
                                         -------------     --------------    ------------     -------------
    Total expenses...................           90.8               77.6           257.8             239.7
                                         -------------     --------------    ------------     -------------
Pre-tax operating earnings...........            9.1                5.2            31.9              12.6
Income taxes.........................            1.1                0.2             5.2               2.5
                                         -------------     --------------    ------------     -------------
Operating earnings...................            8.0                5.0            26.7              10.1

Net realized/unrealized capital
    gains (losses), as adjusted......            3.6                3.0            (3.1)             14.0

Other after-tax adjustments..........           12.4             (201.0)           11.3            (471.2)
                                         -------------     --------------    ------------     -------------
U.S. GAAP REPORTED:
Net income (loss)....................    $      24.0        $    (193.0)     $     34.9       $    (447.1)
                                         =============     ==============    ============     =============
OTHER DATA:
Operating earnings (loss):
  Principal International............    $       8.0       $        5.8            26.7       $      12.4
  BT Financial Group.................             -                (0.8)             -               (2.3)

Net income (loss):
  Principal International............    $      11.6       $        8.8      $     23.6       $       5.5
  BT Financial Group.................           12.4             (201.8)           11.3            (452.6)


-----------------------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Premiums and other considerations increased $12.7 million, or 34%, to $50.0 million for the three months ended September 30, 2003, from $37.3 million for the three months ended September 30, 2002. An increase of $10.7 million in Chile was primarily a result of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction.

Fees and other revenues increased $4.4 million, or 29%, to $19.6 million for the three months ended September 30, 2003, from $15.2 million for the three months ended September 30, 2002. An increase of $3.0 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of AFORE Tepeyac in 2003.

Benefits, claims and settlement expenses increased $9.5 million, or 17%, to $65.6 million for the three months ended September 30, 2003, from $56.1 million for the three months ended September 30, 2002. An increase of $5.9 million in Chile was primarily a result of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. In addition, an increase of $2.8 million in Mexico was primarily a result of a combination of increased sales of individual annuities in 2003 and additional benefits paid to an annuity block acquired in November 2002.

Operating expenses increased $3.7 million, or 17%, to $25.2 million for the three months ended September 30, 2003, from $21.5 million for the three months ended September 30, 2002. An increase of $4.2 million in Mexico was primarily due to the acquisition of AFORE Tepeyac in 2003 coupled with increased marketing expenses in 2003. Operating expenses incurred by BT Financial Group were $1.3 million for the three months ended September 30, 2002. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment.

Income taxes increased $0.9 million to $1.1 million for the three months ended September 30, 2003, from $0.2 million for the three months ended September 30, 2002. The increase was primarily a result of an increase in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings increased $3.0 million, or 60%, to $8.0 million for the three months ended September 30, 2003, from $5.0 million for the three months ended September 30, 2002.

Net realized/unrealized capital gains, as adjusted, increased $0.6 million, or 20%, to $3.6 million for the three months ended September 30, 2003, from $3.0 million for the three months ended September 30, 2002. An increase of $2.7 million in Hong Kong was primarily due to a change in the fair value of embedded derivatives. Partially offsetting this increase was a decrease of $2.4 million in Chile primarily due to losses realized on the sale of fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $217.0 million to $24.0 million of net income for the three months ended September 30, 2003, from $193.0 million of net loss for the three months ended September 30, 2002. For the three months ended September 30, 2003, net income included the positive effect of other after-tax adjustments totaling $12.4 million, related to the change in the estimated loss on disposal of BT Financial Group. For the three months ended September 30, 2002, net income included the negative effect of other after-tax adjustments totaling $201.0 million, related to the loss from discontinued operations of BT Financial Group.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Premiums and other considerations increased $9.1 million, or 7%, to $132.2 million for the nine months ended September 30, 2003, from $123.1 million for the nine months ended September 30, 2002. An increase of $20.8 million in Chile was primarily a result of a combination of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. Partially offsetting this increase was a decrease of $10.9 million in Mexico primarily due to prolonged government retention of potential annuitants in 2003 as well as additional premiums on a large group annuity contract in 2002.

Fees and other revenues increased $15.9 million, or 39%, to $56.8 million for the nine months ended September 30, 2003, from $40.9 million for the nine months ended September 30, 2002. An increase of $10.5 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of Zurich AFORE in 2002 and AFORE Tepeyac in 2003. In addition, an increase of $3.3 million in Argentina was primarily a result of increased surrender fees.

Net investment income increased $12.4 million, or 14%, to $100.7 million for the nine months ended September 30, 2003, from $88.3 million for the nine months ended September 30, 2002. The increase was primarily due to a $298.9 million, or 23%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. The increase was partially offset by a decrease in investment yields. The annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, was 7.7% for the nine months ended September 30, 2003, compared to 8.5% for the nine months ended September 30, 2002.

Benefits, claims and settlement expenses increased $11.8 million, or 7%, to $187.1 million for the nine months ended September 30, 2003, from $175.3 million for the nine months ended September 30, 2002. A $21.3 million increase in Chile was primarily a result of a combination of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. The increase was partially offset by an $8.9 million decrease in Mexico due to prolonged government retention of potential annuitants in 2003 as well as a decrease in reserve expense due to additional premiums on a large group annuity contract in 2002.

Operating expenses increased $6.3 million, or 10%, to $70.7 million for the nine months ended September 30, 2003, from $64.4 million for the nine months ended September 30, 2002. An increase of $6.6 million in Mexico was primarily due to the acquisition of Zurich AFORE in 2002 and AFORE Tepeyac in 2003 coupled with increased marketing expenses in 2003. In addition, an increase of $2.7 million in Argentina was primarily due to the unlocking of DPAC stemming from an increase in lapses. Operating expenses incurred by BT Financial Group were $3.6 million for the nine months ended September 30, 2002. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment.

Income taxes increased $2.7 million to $5.2 million for the nine months ended September 30, 2003, from $2.5 million for the nine months ended September 30, 2002. The increase was primarily a result of an increase in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings increased $16.6 million to $26.7 million for the nine months ended September 30, 2003, from $10.1 million for the nine months ended September 30, 2002.

Net realized/unrealized capital losses, as adjusted, increased $17.1 million to $3.1 million of net realized /unrealized capital losses for the nine months ended September 30, 2003, from $14.0 million of net realized/unrealized capital gains for the nine months ended September 30, 2002. An increase of $7.2 million in Argentina was primarily related to losses realized on the remeasurement of assets and liabilities denominated in currencies other than the Argentine peso. An increase of $6.3 million in Chile resulted primarily from losses realized on the sale of fixed maturity securities. In addition, an increase of $4.1 million in Hong Kong was primarily due to a change in the fair value of embedded derivatives.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $482.0 million to $34.9 million of net income for the nine months ended September 30, 2003, from $447.1 million of net loss for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, net income included the positive effect of other after-tax adjustments totaling $11.3 million, related to the change in the estimated loss on disposal of BT Financial Group. For the nine months ended September 30, 2002, net income included the negative effects of other after-tax adjustments totaling $471.2 million, related to: (1) a cumulative effect of accounting change, a result of our implementation of SFAS 142 ($276.3 million) and (2) the loss from discontinued operations of BT Financial Group ($194.9 million).

LIFE AND HEALTH INSURANCE SEGMENT

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                         FOR THE THREE                     FOR THE NINE
                                                         MONTHS ENDED                      MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ------------------------------    -----------------------------
                                                     2003             2002            2003             2002
                                                  -------------   --------------    ------------     ------------
                                                                             (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations........       $    747.3       $    744.9       $ 2,259.0        $2,222.5
  Fees and other revenues..................             85.0             78.5           253.0           233.5
  Net investment income....................            163.4            164.3           497.8           494.7
                                                 -------------   --------------    ------------     ------------
     Total operating revenues..............            995.7            987.7         3,009.8         2,950.7

Expenses:
  Benefits, claims and settlement expenses.            607.1            612.5         1,829.6         1,822.7
  Dividends to policyholders...............             76.4             76.9           226.5           232.8
  Operating expenses.......................            232.9            213.4           690.3           632.9
                                                 -------------   --------------    ------------     ------------
     Total expenses........................            916.4            902.8         2,746.4         2,688.4
                                                 -------------   --------------    ------------     ------------
Pre-tax operating earnings.................             79.3             84.9           263.4           262.3
Income taxes...............................             26.5             29.2            88.6            90.6
                                                 -------------   --------------    ------------     ------------
Operating earnings.........................             52.8             55.7           174.8           171.7

Net realized/unrealized capital losses, as
  adjusted.................................             (1.1)           (10.1)          (11.5)          (41.4)
Other after-tax adjustments................               -                -               -             (4.6)
                                                 -------------   --------------    ------------     ------------
U.S. GAAP REPORTED:
Net income.................................       $     51.7       $     45.6       $   163.3        $  125.7
                                                 =============   ==============    ============     ============

------------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Premiums and other considerations increased $2.4 million to $747.3 million for the three months ended September 30, 2003, from $744.9 million for the three months ended September 30, 2002. Disability insurance premiums increased $8.1 million primarily due to increased sales and favorable retention. Health insurance premiums increased $3.2 million, primarily due to rate increases and a reduction in ceded premium for group medical reinsurance, which was a result of a change in the accounting treatment of the contract. These increases in health insurance premiums were partially offset by a decline in insured medical and dental members. Life insurance premiums decreased $8.9 million, primarily a result of the continued shift of customer preference from traditional life insurance products to fee-based universal and variable universal life insurance products.

Fees and other revenues increased $6.5 million, or 8%, to $85.0 million for the three months ended September 30, 2003, from $78.5 million for the three months ended September 30, 2002. Fee revenues from our life insurance business increased $3.4 million, primarily due to the continued shift in customer preference to fee-based universal and variable universal life insurance products. Fee revenues from our health insurance business increased $3.0 million, primarily a result of growth and fee increases in the fee-for-service business.

Net investment income decreased $0.9 million, or 1%, to $163.4 million for the three months ended September 30, 2003, from $164.3 million for the three months ended September 30, 2002. The decrease primarily relates to a decrease in the average annualized yield on invested assets and cash, which was 6.6% for the three months ended September 30, 2003, compared to 7.1% for the three months ended September 30, 2002. This reflects lower yields on invested assets due in part to a lower interest rate environment. The decrease was partially offset by a $705.4 million, or 8%, increase in average invested assets and cash for the segment.

Benefits, claims and settlement expenses decreased $5.4 million, or 1%, to $607.1 million for the three months ended September 30, 2003, from $612.5 million for the three months ended September 30, 2002. Life insurance benefits, claims and settlement expenses decreased $6.2 million, primarily due to lower reserve changes associated with lower premium. In addition, health insurance benefits, claims and settlement expenses decreased $5.4 million, primarily due to a decline in insured medical and dental members. This decline was partially offset by a reduction in ceded claims for group medical reinsurance related to a change in the accounting treatment of the contract and by increased claim costs per member. Disability insurance benefits, claims and settlement expenses increased $6.2 million, primarily due to growth in the business.

Dividends to policyholders decreased $0.5 million, or 1%, to $76.4 million for the three months ended September 30, 2003, from $76.9 million for the three months ended September 30, 2002. The decrease is primarily related to changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates.

Operating expenses increased $19.5 million, or 9%, to $232.9 million for the three months ended September 30, 2003, from $213.4 million for the three months ended September 30, 2002. Health insurance operating expenses increased $7.9 million, primarily a result of increased employee benefit costs, legal settlement expenses, PPO expense accruals, and accounting for the group medical reinsurance contract under the deposit method of accounting. Life insurance operating expenses increased $6.6 million primarily due to increased employee benefits costs. Disability insurance operating expenses increased $5.0 million primarily due to increases in employee benefit costs, non-deferrable commissions related to higher premium, and non-deferrable distribution expenses associated with higher sales.

Income taxes decreased $2.7 million, or 9%, to $26.5 million for the three months ended September 30, 2003, from $29.2 million for the three months ended September 30, 2002. The effective income tax rate for the segment was 33% for the three months ended September 30, 2003 and 34% for the three months ended
September 30, 2002. The effective income tax rates for the three months ended September 30, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings decreased $2.9 million, or 5%, to $52.8 million for the three months ended September 30, 2003, from $55.7 million for the three months ended September 30, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $9.0 million, or 89%, to $1.1 million for the three months ended September 30, 2003, from $10.1 million for the three months ended September 30, 2002. The decrease is primarily the result of lower capital losses on other than temporary declines in the value of certain fixed maturity securities.

As a result of the foregoing factors, net income increased $6.1 million, or 13%, to $51.7 million for the three months ended September 30, 2003, from $45.6 million for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Premiums and other considerations increased $36.5 million, or 2%, to $2,259.0 million for the nine months ended September 30, 2003, from $2,222.5 million for the nine months ended September 30, 2002. Health insurance premiums increased $29.7 million, primarily due to rate increases and a reduction in ceded premium for group medical reinsurance, which was a result of a change in the accounting treatment of the contract. These increases in health insurance premium were partially offset by a decline in insured medical and dental members. Disability insurance premiums increased $28.3 million primarily due to increased sales and favorable retention. Partially offsetting these increases was a $21.5 million decrease in life insurance premiums, primarily resulting from the continued shift of customer preference from traditional life insurance products to fee-based universal and variable universal life insurance products.

Fees and other revenues increased $19.5 million, or 8%, to $253.0 million for the nine months ended September 30, 2003, from $233.5 million for the nine months ended September 30, 2002. Fee revenues from our health insurance business increased $10.4 million, primarily a result of growth and fee increases in our fee-for-service business. Fee revenues from our life insurance business increased $9.1 million, primarily due to the continued shift in customer preference to fee-based universal and variable universal life insurance products.

Net investment income increased $3.1 million, or 1%, to $497.8 million for the nine months ended September 30, 2003, from $494.7 million for the nine months ended September 30, 2002. The increase primarily reflects a $569.8 million, or 6%, increase in average invested assets and cash for the segment. The increase was offset by a decrease in the average annualized yield on invested assets and cash, which was 6.8% for the nine months ended September 30, 2003, compared to 7.2% for the nine months ended September 30, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Benefits, claims and settlement expenses increased $6.9 million to $1,829.6 million for the nine months ended September 30, 2003, from $1,822.7 million for the nine months ended September 30, 2002. Disability insurance benefits, claims and settlement expenses increased $16.6 million, despite loss ratio improvement, primarily due to growth in the business. Partially offsetting this increase was a $9.1 million decrease in life insurance benefits, claims and settlement expenses primarily due to lower waiver costs, which were partly offset by increased death claims. Health insurance benefits, claims and settlement expenses decreased $0.6 million, primarily due to a decrease in insured medical and dental members. This decrease was largely offset by a reduction in ceded claims for group medical reinsurance related to a change in the accounting treatment of the contract and by increased claim costs per member.

Dividends to policyholders decreased $6.3 million, or 3%, to $226.5 million for the nine months ended September 30, 2003, from $232.8 million for the nine months ended September 30, 2002. The decrease is primarily related to changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates.

Operating expenses increased $57.4 million, or 9%, to $690.3 million for the nine months ended September 30, 2003, from $632.9 million for the nine months ended September 30, 2002. Health insurance operating expenses increased $28.6 million, primarily a result of increased employee benefit costs, accounting for a group medical reinsurance contract under the deposit method of accounting, and legal settlement expenses. Disability insurance operating expenses increased
$16.3 million primarily due to increases in employee benefit costs, non-deferrable commissions related to higher premium, and non-deferrable distribution costs. Life insurance operating expenses increased $12.5 million primarily due to increased employee benefit costs.

Income taxes decreased $2.0 million, or 2%, to $88.6 million for the nine months ended September 30, 2003, from $90.6 million for the nine months ended September 30, 2002. The effective income tax rate for the segment was 34% for the nine months ended September 30, 2003 and 35% for the nine months ended September 30,

2002. The effective income tax rate for the nine months ended September 30, 2003 was lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $3.1 million, or 2%, to $174.8 million for the nine months ended September 30, 2003, from $171.7 million for the nine months ended September 30, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $29.9 million, or 72%, to $11.5 million for the nine months ended September 30, 2003, from $41.4 million for the nine months ended September 30, 2002. The decrease resulted from lower realized capital losses related to other than temporary declines in the value of certain fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $37.6 million, or 30%, to $163.3 million for the nine months ended September 30, 2003, from $125.7 million for the nine months ended September 30, 2002. The other after-tax adjustment for the nine months ended September 30, 2002, had a negative impact on net income of $4.6 million, net of income taxes, due to the cumulative effect of accounting change, a result of our implementation of SFAS 142.

MORTGAGE BANKING SEGMENT

The following table presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                                      FOR THE THREE                   FOR THE NINE
                                                      MONTHS ENDED                    MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                               ----------------------------    -----------------------------
                                                  2003            2002             2003             2002
                                               ------------     -----------    ------------     ------------
                                                                      (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues:
     Loan servicing......................       $   168.8       $   149.5       $   515.7       $    429.6
     Loan production.....................           119.3           163.4           629.4            301.7
                                               ------------     -----------    ------------     ------------
         Total operating revenues........           288.1           312.9         1,145.1            731.3
Expenses:
     Loan servicing......................           187.9           146.4           772.9            405.2
     Loan production.....................            53.4            51.5           168.6            129.4
                                               ------------     -----------    ------------     ------------
         Total expenses..................           241.3           197.9           941.5            534.6
                                               ------------     -----------    ------------     ------------
Pre-tax operating earnings...............            46.8           115.0           203.6            196.7
Income taxes.............................            17.6            52.5            77.0             82.9
                                               ------------     -----------    ------------     ------------
Operating earnings.......................            29.2            62.5           126.6            113.8

Net realized/unrealized capital losses,
  as adjusted ...........................              -               -               -                -
Other after-tax adjustments..............            (8.8)             -             (8.8)              -
                                               ------------     -----------    ------------     ------------
U. S. GAAP REPORTED:
Net income...............................       $    20.4       $    62.5       $   117.8       $    113.8
                                               ============     ===========    ============     ============


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Total operating revenues decreased $24.8, or 8%, million to $288.1 million for the three months ended September 30, 2003, from $312.9 million for the three months ended September 30, 2002. Residential mortgage loan production revenues decreased $44.1 million primarily due to a decrease in gains on the sale of mortgage loans reflecting rising interest rates and greater pricing competition for new loan applications. The decrease in gains was slightly offset by an increase in mortgage loan production to $18.1 billion for the three months ended September 30, 2003, compared to $11.1 billion for the same period a year ago. Residential mortgage loan servicing revenues increased $19.3 million, which reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $116.2 billion for the three months ended September 30, 2003, compared to $99.4 billion for the same period a year ago.

Total expenses increased $43.4 million, or 22%, to $241.3 million for the three months ended September 30, 2003, from $197.9 million for the three months ended September 30, 2002. A $41.5 million increase in residential mortgage loan servicing  expenses  resulted  primarily  from an  increase in  amortization  of mortgage servicing rights. Residential mortgage loan production expenses increased $1.9 million reflecting the increase in residential mortgage loan production volume.

Income taxes decreased $34.9 million, or 66%, to $17.6 million for the three months ended September 30, 2003, from $52.5 million for the three months ended September 30, 2002. The decrease in income taxes primarily resulted from a decrease in pre-tax operating earnings. The effective income tax rate for this segment was 38% for the three months ended September 30, 2003, and 46% for the three months ended September 30, 2002. The effective income tax rates for the three months ended September 30, 2003 and 2002, were higher than the corporate income tax rate of 35% due to state income taxes. The effective tax rate of 46% for the three months ended September 30, 2002 was primarily due to the cumulative effect of increasing deferred tax liabilities and deferred tax expense for a change in the state income tax apportionment factor, a result of our sale of substantially all of BT Financial Group.

As a result of the foregoing factors, operating earnings decreased $33.3 million, or 53%, to $29.2 million for the three months ended September 30, 2003, from $62.5 million for the three months ended September 30, 2002.

For the three months ended September 30, 2003, net income included the negative effect of other after-tax adjustments totaling $8.8 million, net of income taxes, related to a cumulative effect of accounting change due to our implementation of FIN 46.

As a result of the foregoing factors, net income decreased $42.1 million, or 67%, to $20.4 million for the three months ended September 30, 2003, from $62.5 million for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Total operating revenues increased $413.8 million, or 57%, to $1,145.1 million for the nine months ended September 30, 2003, from $731.3 million for the nine months ended September 30, 2002. Residential mortgage loan production revenues increased $327.7 million primarily due to an increase in mortgage loan production, which increased to $50.8 billion for the nine months ended September 30, 2003, compared to $30.3 billion for the same period a year ago. An $86.1 million increase in residential mortgage loan servicing revenues reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $114.1 billion for the nine months ended September 30, 2003, compared to $92.6 billion for the same period a year ago.

Total expenses increased $406.9 million, or 76%, to $941.5 million for the nine months ended September 30, 2003, from $534.6 million for the nine months ended September 30, 2002. A $367.7 million increase in residential mortgage loan servicing expenses resulted primarily from a $215.5 million increase in impairment of capitalized mortgage servicing rights net of servicing hedge activity, increased amortization of mortgage servicing rights and, to a lesser extent, increased expenses related to growth in the servicing portfolio. Residential mortgage loan production expenses increased $39.2 million reflecting the increase in residential mortgage loan production volume.

Income taxes decreased $5.9 million, or 7%, to $77.0 million for the nine months ended September 30, 2003, from $82.9 million for the nine months ended September 30, 2002. Income taxes declined, despite an increase in pre-tax operating earnings due to an increase in the allocation of deferred state taxes in the third quarter of 2002. The effective income tax rate for this segment was 38% for the nine months ended September 30, 2003, and 42% for the nine months ended September 30, 2002. The effective income tax rates for the nine months ended September 30, 2003 and 2002, were higher than the corporate income tax rate of 35% due to state income taxes. The effective tax rate of 42% for the nine months ended September 30, 2002 was primarily due to the cumulative effect of increasing deferred tax liabilities and deferred tax expense for a change in the state income tax apportionment factor, a result of our sale of substantially all of BT Financial Group.

As a result of the foregoing factors, operating earnings increased $12.8 million, or 11%, to $126.6 million for the nine months ended September 30, 2003, from $113.8 million for the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, net income included the negative effect of other after-tax adjustments totaling $8.8 million, net of income taxes, related to a cumulative effect of accounting change due to our implementation of FIN 46.

As a result of the foregoing factors, net income increased $4.0 million, or 4%, to $117.8 million for the nine months ended September 30, 2003, from $113.8 million for the nine months ended September 30, 2002.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

                                                            FOR THE THREE                   FOR THE NINE
                                                             MONTHS ENDED                   MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                     -----------------------------   ----------------------------
                                                        2003             2002           2003            2002
                                                     ------------    -------------   -----------     ------------
                                                                           (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues (1):
  Total operating revenues.....................       $    15.4        $  (15.8)      $     8.5       $    1.4

Expenses:
  Total expenses...............................             9.8            (0.9)           26.7           27.0
                                                     ------------    -------------   ------------    ------------
Pre-tax operating earnings (loss)..............             5.6           (14.9)          (18.2)         (25.6)
Income taxes (benefits)........................             1.8            (9.3)           (6.6)         (14.3)
                                                     ------------    -------------   ------------    ------------
Operating earnings (loss)......................             3.8            (5.6)          (11.6)         (11.3)

Net realized/unrealized capital gains
  (losses), as adjusted........................            19.0           (84.8)           26.8           33.8

Other after-tax adjustments....................             8.3           (13.0)            8.3          (15.0)
                                                     ------------    -------------   ------------    ------------
U.S. GAAP REPORTED:
Net income (loss)..............................       $    31.1        $ (103.4)      $    23.5       $    7.5
                                                     ============    =============   ============    ============

------------
 (1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Total operating revenues increased $31.2 million to $15.4 million for the three months ended September 30, 2003, from a negative $15.8 million for the three months ended September 30, 2002. Net investment income increased $19.1 million, primarily due to unusually high earnings and mortgage prepayment income associated with the sale of certain minority held real estate assets in the current year. The increase in total revenues was also partially due to a $10.8 million decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total expenses increased $10.7 million to $9.8 million for the three months ended September 30, 2003, from a negative $0.9 million for the three months ended September 30, 2002. Inter-segment eliminations included in this segment decreased $10.8 million, resulting in an increase in total expenses. In addition, an increase of $2.1 million related to interest expense on the 144A debt, due to the termination of the hedges that were in place in 2002. These increases were partially offset by a decrease of $4.8 million related to corporate initiatives funded by this segment.

Income taxes increased $11.1 million to $1.8 million of income tax expense for the three months ended September 30, 2003, from a $9.3 million income tax benefit for the three months ended September 30, 2002. The increase was primarily a result of an increase in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings increased $9.4 million to $3.8 million of operating earnings for the three months ended September 30, 2003, from a $5.6 million operating loss for the three months ended September 30, 2002.

Net realized/unrealized capital gains, as adjusted, increased $103.8 million to $19.0 million of net realized/unrealized capital gains for the three months ended September 30, 2003, from $84.8 million of net realized/unrealized capital losses for the three months ended September 30, 2002. The increase was primarily due to realized/unrealized capital losses in 2002 related to the mark to market of certain seed money investments. In addition, the increase was due to lower other than temporary impairments and other sales of invested assets in 2003.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $134.5 million to $31.1 million of net income for the three months ended September 30, 2003, from $103.4 million of net loss for the three months ended September 30, 2002. For the three months ended September 30, 2003, net income included the positive effect of other after-tax adjustments totaling $8.3 million, due to the cumulative effect of accounting change, a result of our implementation of FIN 46. For the three months ended September 30, 2002, net income included the negative effect of other after-tax adjustments totaling $13.0 million, related to an increase in our loss contingency reserve established for sales practices litigation.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Total operating revenues increased $7.1 million to $8.5 million for the nine months ended September 30, 2003, from $1.4 million for the nine months ended September 30, 2002. The increase in total revenues was largely due to a $3.6 million decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. In addition, net investment income increased $2.3 million due to an increase in average invested assets, which was partially offset by a decrease in average annualized investment yields for the segment. The decrease in average annualized investment yields was minimized by the occurrence of unusually high earnings and mortgage prepayment income associated with the sale of certain minority held real estate assets in the current year.

Total expenses decreased $0.3 million, or 1%, to $26.7 million for the nine months ended September 30, 2003, from $27.0 million for the nine months ended September 30, 2002. A decrease of $14.1 million related to corporate initiatives funded by this segment. The decrease was partially offset by a $7.5 million increase in interest expense on the 144A debt, largely due to the termination of the hedges that were in place in 2002. Inter-segment eliminations included in this segment decreased $3.6 million, resulting in an increase in total expenses. In addition, an increase of $2.6 million related to an increase in the allocation of costs associated with operating as a public company.

Income tax benefits decreased $7.7 million, or 54%, to $6.6 million for the nine months ended September 30, 2003, from $14.3 million for the nine months ended September 30, 2002. The decrease was primarily due to an additional state income tax benefit that was recognized in 2002 and a decrease in pre-tax operating loss.

As a result of the foregoing factors, operating loss increased $0.3 million, or 3%, to $11.6 million for the nine months ended September 30, 2003, from $11.3 million for the nine months ended September 30, 2002.

Net realized/unrealized capital gains, as adjusted, decreased $7.0 million, or 21%, to $26.8 million for the nine months ended September 30, 2003, from $33.8 million for the nine months ended September 30, 2002. The decrease was due to realized capital gains related to the sale of our investment in Coventry in February 2002 offset by gains on the mark to market of certain seed money investments, lower other than temporary impairments and the strengthening of foreign currency exchange rates in 2003.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $16.0 million to $23.5 million for the nine months ended September 30, 2003, from $7.5 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, net income included the positive effect of other after-tax adjustments totaling $8.3 million, due to the cumulative effect of accounting change, a result of our implementation of FIN 46. For the nine months ended September 30, 2002, net income included the negative effect of other after-tax adjustments totaling $15.0 million, related to: (1) an increase in our loss contingency reserve established for sales practices litigation ($13.0 million) and (2) expenses related to our demutualization ($2.0 million).

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $3,025.8 million and $3,520.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash provided by our operations between periods primarily related to decreases in funds collected through servicing on behalf of investors related to mortgage banking services and fluctuations in total company payables, partially offset by increases in fee receipts.

Net cash used in investing activities was $3,435.8 million and $3,431.5 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash used in investing activities between periods was primarily related to the sale of our shares of Coventry stock in 2002, with no corresponding sale occurring in 2003 in addition to an increase in net purchases of mortgage loans and mortgage servicing rights. These increases were partially offset by an increase in the net sales and maturities of available-for-sale securities.

Net cash provided by financing activities was $379.4 million for the nine months ended September 30, 2003, compared to net cash used in financing activities of $18.3 million for the nine months ended September 30, 2002. The increase in net cash provided by financing activities was primarily due to an increase in investment contract deposits, net of withdrawals, an increase in bank deposits, and a decline in treasury stock acquired.

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

During the nine months ended September 30, 2003, we repurchased 12.7 million shares of our outstanding common stock, at an average per share price of $29.84, on the open market at an aggregated cost of $378.0 million, relating to two authorized stock repurchase programs. We purchased 10.3 million shares at an aggregated cost of $300.0 million completing a stock repurchase program authorized on November 26, 2002. We purchased 2.4 million shares at an aggregated cost of $78.0 million under an additional stock repurchase program authorized in May 2003, for which our board of directors approved repurchase of up to $300.0 million.

INTERNATIONAL OPERATIONS

We have received approximately U.S. $885.0 million of total proceeds from our sale of substantially all of BT Financial Group to Westpac. This amount includes cash proceeds, expected tax benefits, and gain from unwinding the hedged asset associated with our investment in BT Financial Group. An additional future contingent receipt of approximately U.S. $80.0 million may be received in 2004, if Westpac experiences growth in their retail assets under management.

Our Brazilian, Chilean and Mexican operations produced positive cash flow from operations for the nine months ended September 30, 2003 and 2002. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations have required infusions of capital of $79.2 million for the nine months ended September 30, 2003, and $61.0 million for the nine months ended September 30, 2002, primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations. These other international operations are primarily in the start-up stage or are expanding in the short-term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of September 30, 2003, we had $2,745.9 million of long-term debt outstanding compared to $1,332.5 million at December 31, 2002. The increase in long-term debt outstanding is due to the consolidation of PRMCR, under the requirements of FIN 46. Non-recourse medium-term notes outstanding as of September 30, 2003, were $3,464.6 million compared to $3,583.5 million at December 31, 2002. Non-recourse medium-term notes represent claims for principal and interest under international funding agreements issued to non-qualified institutional investors. At September 30, 2003, payments required, relating to these obligations are as follows:


                                                                     YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------
                                    THREE
                                    MONTHS
                                    ENDED
                                   DECEMBER                                                                 2008 AND
                                   31, 2003      2004            2005          2006           2007         THEREAFTER
-------------------------------------------------------------------------------------------------------------------------
                                                             (IN MILLIONS)

Long-term debt..................  $ 15.0        $  742.9          $ 74.4        $  971.3        $ 98.2         $   844.1
Non-recourse medium-term notes..    95.2           589.0           853.1           124.3          26.9           1,776.1
Operating Leases................    13.4            38.6            26.0            18.2          13.4              42.1
                                -----------------------------------------------------------------------------------------
  Total contractual
     cash obligations...........  $123.6        $1,370.5          $953.5        $1,113.8        $138.5         $ 2,662.3
                                =========================================================================================

As of September 30, 2003, we had $2,810.8 million of short-term debt outstanding compared to $564.8 million at December 31, 2002. The increase was primarily a result of the consolidation requirements of FIN 46. Short-term debt consists primarily of secured liquidity notes, commercial paper and outstanding balances on revolving credit facilities with various financial institutions. As of September 30, 2003, we had credit facilities with various financial institutions in an aggregate amount of $3.9 billion. These credit facilities include $2.2 billion in credit facilities to finance PRMCR, $700.0 million in credit facilities to finance a commercial mortgage-backed securities ("CMBS") pipeline, $300.0 million in credit facilities to purchase mortgage servicing rights, and $100.0 million in credit facilities to purchase certain CMBS securities for investment purposes. In addition, we may borrow up to $600.0 million on a back-stop facility to support our $1.0 billion commercial paper program, of which there were no outstanding balances as of September 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The FASB issued FIN 46 in January 2003. FIN 46 established new accounting guidance relating to the consolidation of VIEs. The guidance was effective immediately for all VIEs created after January 31, 2003, and effective July 1, 2003, for all VIEs created before February 1, 2003. In October 2003, the FASB released Staff Position FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, that allows the deferral of FIN 46 for all VIEs created or acquired prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003, if certain conditions are met. Subsequent to February 1, 2003, we invested in one VIE, for which we are the primary beneficiary, and consolidated in accordance with FIN
46. Effective July 1, 2003, we consolidated all VIEs created or acquired prior to February 1, 2003, for which we are the primary beneficiary. As a result, we have consolidated PRMCR, which previously had provided an off-balance sheet source of funding for our residential mortgage loan production.

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING. Principal Residential Mortgage Funding, LLC ("PRMF"), provides an off-balance sheet source of funding for qualifying delinquent mortgage loans. We sell qualifying delinquent FHA and VA mortgage loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust and a qualifying special purpose entity. As a qualifying special purpose entity, the Trust does not qualify under FIN 46 for full consolidation. At September 30, 2003 and 2002, the Trust held $604.2 million and $366.3 million in mortgage loans, respectively, and had outstanding participation certificates of $571.8 million and $345.4 million, respectively.

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in our capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. We received $24.2 million and $16.3 million in servicing and successful servicing fees from PRMF during the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003 and 2002, our residual interest in such cash flows was $47.0 million and $29.6 million, respectively, and was recorded in other assets on the consolidated statements of financial position.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2003 through 2019. The maximum exposure under these agreements as of September 30, 2003, was $160.2 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $170.0 million as of September 30, 2003). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. Finally, we are reviewing the applicability of the indemnification regarding this matter. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The amount of our exposure is based on the potential loss that may be incurred if the repurchased mortgage loans are processed through the foreclosure process. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations are estimated to be approximately 0.04% of annual mortgage loan production levels. Total losses on the mortgage loans repurchased are estimated to approximate 25% of the unpaid principal balance of the related mortgage loans. As of September 30, 2003, $5.1 million has been accrued for representing the fair value of such indemnifications issued after January 1, 2003, in accordance with FASB's Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

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

INVESTMENTS

We had total consolidated assets as of September 30, 2003, of $103.8 billion, of which $56.3 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $54.5 billion were held by our U.S. operations and the remaining $1.8 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, establishes all investment policies and reviews and approves all investments. As of September 30, 2003, there are ten members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 67% and the debt service coverage ratio at loan inception was 2.5 times as of September 30, 2003.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of September 30, 2003.

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

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of September 30, 2003, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S.
invested assets, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                                           AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                          ----------------------    ----------------------
                                                                   2003                      2002
                                                          ----------------------    ----------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                          ------------    -------   -------------  -------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................        $  24,841.7        46%     $  22,766.8      48%
   Private........................................           10,897.4        20         10,440.3      22
Equity securities.................................              357.9         1            358.1       1
Mortgage loans
   Commercial ....................................            9,850.4        18          9,365.8      20
   Residential (1)................................            5,246.5        10          1,463.6       3
Real estate held for sale ........................              202.0         -            179.5       -
Real estate held for investment...................            1,305.0         2          1,042.1       2
Policy loans......................................              805.8         1            818.5       2
Other investments ................................            1,018.4         2          1,075.5       2
                                                          ------------    ------    -------------  -------
   Total invested assets..........................        $  54,525.1       100%     $  47,510.2     100%
                                                                          ======                   =======
Cash and cash equivalents.........................              942.5                      941.5
                                                          ------------              -------------
   Total invested assets and cash ................        $  55,467.6                $  48,451.7
                                                          ============              =============

-----------------------

(1) As a result of our implementation of FIN 46, effective July 1, 2003, residential mortgage loans include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $3.5 billion in mortgage loans held for sale as of September 30, 2003.

We actively manage public fixed maturity securities, including our portfolio of residential mortgage-backed securities, in order to provide liquidity and enhance yield and total return. Our residential mortgage-backed securities are managed to reduce the risk of prepayment. This active management has resulted in the realization of capital gains and losses with respect to such investments.

U.S. INVESTMENT RESULTS

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 6.3% for the three months ended September 30, 2003, compared to 6.8% for the three months ended September 30, 2002. The annualized yield on U.S. invested assets and on cash and cash equivalents was 6.3% for the nine months ended September 30, 2003, compared to 6.9% for the nine months ended September 30, 2002. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period. During 2003, certain seed money investments were reclassified from equity securities to other investments. Also during 2003, residential mortgage loans increased significantly due to our implementation of FIN 46. The asset changes impact the annualized yields by asset class.

                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------
                                                      2003                             2002
                                           ------------------------     -------------------------------

                                              YIELD        AMOUNT         YIELD             AMOUNT
                                           -----------   ----------     ----------      ---------------
                                                                ($ IN MILLIONS)

Fixed maturity securities.............       6.2%          $ 557.1      6.8%               $534.8
Equity securities.....................       9.0               8.2      2.8                   4.1
Mortgage loans - Commercial...........       7.8             191.7      7.5                 179.4
Mortgage loans - Residential..........       9.2              79.6      5.4                  17.1
Real Estate...........................       5.7              20.9      7.8                  22.8
Policy loans..........................       6.7              13.6      7.1                  14.6
Cash and cash equivalents.............       1.1               3.4      2.3                   4.8
Other investments.....................      10.1              26.5     19.7                  40.4
                                                         ----------                     ---------------
Total before investment expenses......       6.7             901.0      7.0                 818.0

Investment expenses...................       0.4              53.4      0.2                  27.1
                                                         ----------                     ---------------

Net investment income.................       6.3%          $ 847.6      6.8%               $790.9
                                                         ==========                     ===============

                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           ------------------------------------------------------------
                                                      2003                             2002
                                           ------------------------     -------------------------------

                                              YIELD        AMOUNT          YIELD          AMOUNT
                                           -----------   ----------     ----------      ---------------
                                                                ($ IN MILLIONS)

Fixed maturity securities.............       6.4%         $1,666.7      6.9%             $ 1,577.0
Equity securities.....................       8.1              21.9      4.7                   20.7
Mortgage loans - Commercial...........       7.4             538.1      7.5                  544.7
Mortgage loans - Residential..........       4.5             113.3      5.4                   53.2
Real Estate...........................       6.1              62.7      8.3                   72.9
Policy loans..........................       6.8              41.3      7.0                   43.5
Cash and cash equivalents.............       1.4              10.0      3.0                   11.8
Other investments.....................      15.8             124.7     18.6                  113.7
                                                          ---------                     ---------------
Total before investment expenses......       6.6           2,578.7      7.1                2,437.5

Investment expenses...................       0.3             107.8      0.2                   70.3
                                                         ----------                     ---------------
Net investment income.................       6.3%         $2,470.9      6.9%             $ 2,367.2
                                                         ==========                     ===============

FIXED MATURITY SECURITIES

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 66% of total U.S. invested assets as of September 30, 2003 and 70% as of December 31, 2002. The fixed maturity securities portfolio was comprised, based on carrying amount, of 70% in publicly traded fixed maturity securities and 30% in privately placed fixed maturity securities as of September 30, 2003, and 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2002. Included in the privately placed category as of September 30, 2003, were $4.1 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of September 30, 2003, and December 31, 2002, as shown in the following table:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                           AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                          ----------------------     ---------------------
                                                                   2003                      2002
                                                          ----------------------     ---------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                          -------------   ------     -----------   -------
                                                                          ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies................   $     352.1         1%     $     518.6       2%
States and political subdivisions......................         512.3         1            426.3       1
Non-U.S. governments...................................         435.9         1            380.5       1
Corporate - public.....................................      18,531.4        52         17,061.2      52
Corporate - private....................................       9,268.0        26          8,777.5      26
Residential pass-through securities....................       2,216.5         6           2,327.0      7
Commercial MBS.........................................       2,822.8         8           2,476.4      7
Collateral mortgage obligations........................         189.9         1               -        -
Asset-backed securities................................       1,410.2         4          1,239.6       4
                                                          -------------   ------     -----------   -------
    Total fixed maturities.............................   $  35,739.1       100%     $  33,207.1     100%
                                                          =============   ======     ===========   =======

We held $6,639.4 million of mortgage-backed and asset-backed securities as of September 30, 2003, and $6,043.0 million as of December 31, 2002.

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

The international exposure in our U.S. invested assets totaled $4,864.2 million, or 14% of total fixed maturity securities, as of September 30, 2003, comprised of corporate and foreign government fixed maturity securities. Of the $4,864.2 million as of September 30, 2003, investments totaled $1,326.2 million in the United Kingdom, $1,129.2 million in the continental European Union, $586.1 million in Asia, $468.6 million in South America, $407.6 million in Australia and $16.3 million in Japan. The remaining $930.2 million is invested in 12 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 15% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of September 30, 2003, our investments in Canada totaled $1,263.2 million.

As of September 30, 2003, our top ten corporate bond exposures were rated an "A" equivalent or better by the rating agencies and represented $2,745.4 million, or 8% of our fixed maturity securities portfolio and 5% of total U.S. invested assets. As of September 30, 2003, no individual non-government issuer represented more than 1% of U.S. invested assets.

Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Interactive Data Corporation ("IDC") or direct broker quotes are our sources for external prices for our public bonds and those private placement securities that are actively traded in the secondary market. In cases where quoted market prices are not available, a spread pricing matrix is used. When utilizing a spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a credit and liquidity spread, which is added to the current U.S. Treasury rate to discount the cash flows of the security. Our spread pricing matrix uses the OTR Treasury curve, which is pulled from Bloomberg as of the valuation date. Capital Management Science ("CMS") has been contracted to serve as an independent source of credit spreads to be used in the corporate private placement valuation process. The credit spreads are based on weekly studies of the public bond market and vary by industry, credit quality and average investment life. The liquidity spread is based on the average yield pick-up a private placement can expect to earn over a comparable public bond because of illiquidity. The spreads assigned to each security change from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by pricing analysts. All loans placed on the watchlist are valued individually by the investment analysts or the Workout group. Although we believe our estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every month, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief

Investment Officer, the Portfolio Managers, and the Workout Group. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments of the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

The Securities Valuation Office ("SVO") of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC Designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC Designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of September 30, 2003, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 91%.

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

The following table presents our total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of September 30, 2003, and December 31, 2002, as well as the percentage, based on estimated fair value, that each designation comprises:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                                 AS OF SEPTEMBER 30, 2003                   AS OF DECEMBER 31, 2002
                                      ------------------------------------------  -----------------------------------------
                                                                      % OF                                         % OF
                       RATING                                         TOTAL                                       TOTAL
NAIC                   AGENCY           AMORTIZED     CARRYING      CARRYING       AMORTIZED      CARRYING       CARRYING
RATING (1)           EQUIVALENT            COST        AMOUNT        AMOUNT          COST          AMOUNT         AMOUNT
------------      ----------------    --------------  ---------    -------------  -----------   ------------   ------------
                                                                         ($ IN MILLIONS)

1               Aaa/Aa/A...........    $16,431.6      $17,677.5      49%          $15,377.5     $16,539.9          50%
2               Baa................     13,785.3       15,018.1      42            12,921.8      13,657.4          41
3               Ba.................      2,003.9        2,098.5       6             2,168.8       2,080.8           6
4               B..................        554.2          527.6       1               506.2         434.5           1
5               Caa and lower......        193.9          170.8       1               215.6         162.5           1
6               In or near default.        239.2          246.6       1               371.0         332.0           1
                                      --------------  ---------    -------------  -----------   ------------   ------------
                  Total fixed
                    maturities..       $33,208.1      $35,739.1     100%          $31,560.9     $33,207.1         100%
                                      ==============  =========    =============  ===========   ============   ============

-----------------------
(1) Includes 163 securities with an amortized cost of $1,602.2 million and a carrying amount of $1,643.5 million as of September 30, 2003, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of September 30, 2003, we had invested 5% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of September 30, 2003, and December 31, 2002.


                              U.S. INVESTED ASSETS
             CORPORATE FIXED MATURITY SECURITIES BY SALOMON INDUSTRY

                                                         AS OF SEPTEMBER 30,          AS OF DECEMBER 31,
                                                      --------------------------   ------------------------
                                                              2003                           2002
                                                      --------------------------   ------------------------
                                                       CARRYING          % OF       CARRYING        % OF
                                                        AMOUNT          TOTAL       AMOUNT          TOTAL
                                                      -------------   ----------   -----------   ----------
                                                                         ($ IN MILLIONS)

INDUSTRY CLASS
Finance - Bank..........................               $  2,930.1          10%     $  2,431.5           9%
Finance - Insurance.....................                  1,534.9           5         1,006.8           4
Finance - Other.........................                  3,328.4          12         3,199.0          12
Industrial - Consumer...................                    903.8           3           958.2           4
Industrial - Energy.....................                  3,012.7          11         2,959.5          11
Industrial - Manufacturing..............                  5,923.7          21         5,882.5          23
Industrial - Other......................                    139.9           1           133.1           1
Industrial - Service....................                  4,362.1          16         3,932.7          15
Industrial - Transport..................                    990.4           4         1,058.9           4
Utility - Electric......................                  2,786.5          10         2,539.4          10
Utility - Other.........................                     69.2           -           161.4           1
Utility - Telecom.......................                  1,817.7           7         1,575.7           6
                                                      -------------   ----------   -----------   ----------
    Total...............................               $ 27,799.4         100%     $ 25,838.7         100%
                                                       ============   ==========   ===========   ==========

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

We have a process in place to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues

Every month, a group of individuals including the Chief Investment Officer, our Portfolio Managers, members of our Workout Group, and representatives from Investment Accounting review all securities where market value is less than seventy-five percent of amortized cost to determine whether impairments need to be taken. The analysis focuses on each issuer's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. Formal documentation of the analysis and the company's decision is prepared and approved by management.

We consider relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (3) our ability and intent to hold the security to maturity or until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

The realized losses relating to other than temporary impairments were $17.5 million and $111.3 million for the three and nine months ended September 30, 2003, respectively.

In July 2002, Worldcom Inc. filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses for other than temporary impairments during the second quarter of 2002. Our remaining investment in WorldCom Inc. is classified in our problem fixed maturity securities portfolio in the amount of $8.9 million as of September 30, 2003.

For the three and nine months ended September 30, 2003, we realized $15.7 million and $61.0 million, respectively, of losses upon disposal of bonds excluding hedging adjustments. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of September 30, 2003, and December 31, 2002.

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                           AS OF SEPTEMBER 30, 2003
                                      -------------------------------------------------------------------
                                                                GROSS          GROSS
                                        AMORTIZED             UNREALIZED     UNREALIZED       CARRYING
                                          COST                  GAINS         LOSSES           AMOUNT
                                      -----------------    ----------------  ------------    ------------
                                                                     (IN MILLIONS)

Finance - Bank........................  $ 2,752.6             $  211.6        $   34.1        $  2,930.1
Finance - Insurance...................    1,433.5                105.3             3.9           1,534.9
Finance - Other.......................    3,122.8                223.9            18.3           3,328.4
Industrial - Consumer.................      834.5                 70.1             0.8             903.8
Industrial - Energy...................    2,744.4                295.6            27.3           3,012.7
Industrial - Manufacturing............    5,524.9                419.5            20.7           5,923.7
Industrial - Other....................      127.5                 12.4              -              139.9
Industrial - Service..................    3,983.6                384.6             6.1           4,362.1
Industrial - Transport................      937.9                 79.6            27.1             990.4
Utility - Electric....................    2,613.1                186.0            12.6           2,786.5
Utility - Other.......................       63.2                  6.0              -               69.2
Utility - Telecom.....................    1,626.1                196.2             4.6           1,817.7
                                      -----------------    ----------------  ------------    ------------
Total corporate securities............  $25,764.1             $2,190.8        $  155.5        $ 27,799.4
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies...........      335.9                 16.2              -              352.1
States and political subdivisions.....      476.8                 38.5             3.0             512.3
Non-U.S. governments..................      367.9                 68.0              -              435.9
Mortgage-backed and other
  asset-backed securities.............    6,167.8                388.5            20.4           6,535.9
                                      -----------------    ----------------  ------------    ------------
Total fixed maturities................  $33,112.5             $2,702.0        $  178.9        $ 35,635.6
                                      =================    ================  ============    ============

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                         AS OF DECEMBER 31, 2002
                                      -------------------------------------------------------------------
                                                                GROSS          GROSS
                                        AMORTIZED             UNREALIZED     UNREALIZED       CARRYING
                                          COST                  GAINS         LOSSES           AMOUNT
                                      -----------------    ----------------  ------------    ------------
                                                                     (IN MILLIONS)

Finance - Bank........................  $ 2,303.1             $  162.4        $   34.0        $ 2,431.5
Finance - Insurance...................      955.9                 55.1             4.2          1,006.8
Finance - Other.......................    3,019.5                185.9             6.4          3,199.0
Industrial - Consumer.................      903.8                 59.3             4.9            958.2
Industrial - Energy...................    2,898.0                192.6           131.1          2,959.5
Industrial - Manufacturing............    5,603.3                335.1            55.9          5,882.5
Industrial - Other....................      125.6                  8.2             0.7            133.1
Industrial - Service..................    3,652.3                296.5            16.1          3,932.7
Industrial - Transport................    1,049.3                 70.0            60.4          1,058.9
Utility - Electric....................    2,556.2                107.1           123.9          2,539.4
Utility - Other.......................      159.9                  4.8             3.3            161.4
Utility - Telecom.....................    1,472.8                129.7            26.8          1,575.7
                                      -----------------    ------------      ------------    ------------
Total corporate securities............  $24,699.7             $1,606.7        $  467.7        $25,838.7
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies...........      499.2                 19.4              -             518.6
States and political subdivisions.....      399.2                 33.0             5.9            426.3
Non-U.S. governments..................      329.9                 53.7             3.1            380.5
Mortgage-backed and other
  asset-backed securities.............    5,535.9                419.9            14.5          5,941.3
                                      -----------------    ------------      ------------    ------------
Total fixed maturities................  $31,463.9             $2,132.7        $  491.2        $33,105.4
                                      =================    ============      ============    ============

The total unrealized losses on our fixed maturity securities available-for-sale were $178.9 million and $491.2 million as of September 30, 2003 and December 31, 2002, respectively. The gross unrealized losses as of September 30, 2003 were concentrated primarily in the energy, transportation, manufacturing, and mortgage-backed and other asset-backed security sectors. The gross unrealized losses as of December 31, 2002 were concentrated primarily in the energy, electric, transportation, manufacturing, and telecom sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of September 30, 2003, and December 31, 2002.

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INVESTMENT GRADE

                                                                  AS OF SEPTEMBER 30, 2003
                                               ----------------------------------------------------------
                                                                 GROSS          GROSS
                                                 AMORTIZED     UNREALIZED     UNREALIZED      CARRYING
                                                  COST          GAINS          LOSSES          AMOUNT
                                               ------------  --------------  ------------  --------------
                                                                   (IN MILLIONS)
Investment Grade:
   Public...................................   $  21,476.3    $ 1,802.1      $    32.4      $  23,246.0
   Private..................................       8,645.0        749.5           48.4          9,346.1
Below Investment Grade:
   Public...................................       1,553.2         81.8           39.2          1,595.8
   Private..................................       1,438.0         68.6           58.9          1,447.7
                                               ------------  --------------  ------------  --------------
Total fixed maturities......................   $  33,112.5    $ 2,702.0      $   178.9      $  35,635.6
                                               ============  ==============  ============  ==============


                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INVESTMENT GRADE

                                                               AS OF DECEMBER 31, 2002
                                               ----------------------------------------------------------

                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED      CARRYING
                                                  COST           GAINS         LOSSES         AMOUNT
                                               ------------  --------------  ------------  --------------
                                                                     (IN MILLIONS)
Investment Grade:
   Public...................................   $  19,981.5    $ 1,431.1      $    70.8      $  21,341.8
   Private..................................       8,220.8        606.6           73.6          8,753.8
Below Investment Grade:
   Public...................................       1,612.9         41.5          229.4          1,425.0
   Private..................................       1,648.7         53.5          117.4          1,584.8
                                               -----------   --------------  ------------  --------------
Total fixed maturities......................   $  31,463.9    $ 2,132.7      $   491.2      $  33,105.4
                                               ===========   ==============  ============  ==============


The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of September 30, 2003, and December 31, 2002.

                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                     AS OF SEPTEMBER 30, 2003
                                   -------------------------------------------------------------------------------------------------
                                     PROBLEM, POTENTIAL
                                         PROBLEM AND                   ALL OTHER FIXED MATURITY
                                         RESTRUCTURED                         SECURITIES                         TOTAL
                                   -------------------------------   -----------------------------   -------------------------------
                                                      GROSS                              GROSS                           GROSS
                                     CARRYING       UNREALIZED           CARRYING      UNREALIZED         CARRYING     UNREALIZED
                                      AMOUNT          LOSSES              AMOUNT         LOSSES            AMOUNT        LOSSES
                                   -----------  ------------------   --------------   ------------   ---------------  --------------
                                                                              (IN MILLIONS)

Three months or less............... $  32.1         $10.7                $ 4.7          $  2.2              $ 36.8       $ 12.9
Greater than three to six months...      -             -                   3.8             1.2                 3.8          1.2
Greater than six to nine months....      -             -                  31.0             9.7                31.0          9.7
Greater than nine to twelve months.     2.0           0.7                  9.8             3.1                11.8          3.8
Greater than twelve months.........     6.9           3.0                 48.7            18.9                55.6         21.9
                                   -----------  ------------------   --------------   ------------   ---------------  --------------
Total fixed maturities............. $  41.0         $14.4                $98.0          $ 35.1              $ 39.0       $ 49.5
                                   ===========  ==================   ==============   ============   ===============  ==============


                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2002
                                   -------------------------------------------------------------------------------------------------
                                     PROBLEM, POTENTIAL
                                        PROBLEM AND                   ALL OTHER FIXED MATURITY
                                        RESTRUCTURED                         SECURITIES                         TOTAL
                                   -------------------------------   -----------------------------   -------------------------------
                                                      GROSS                              GROSS                           GROSS
                                     CARRYING       UNREALIZED           CARRYING      UNREALIZED         CARRYING     UNREALIZED
                                      AMOUNT          LOSSES              AMOUNT         LOSSES            AMOUNT        LOSSES
                                   -----------  ------------------   --------------   ------------   ---------------  --------------
                                                                              (IN MILLIONS)

Three months or less............... $  98.1         $ 34.6               $ 60.9         $  29.9           $ 159.0        $ 64.5
Greater than three to six months...    81.8           52.6                 82.3            37.2             164.1          89.8
Greater than six to nine months....    86.3           79.0                  2.5             0.9              88.8          79.9
Greater than nine to twelve months.      -              -                    -               -                 -             -
Greater than twelve months.........    52.7           46.7                  1.4             1.0              54.1          47.7
                                   -----------  ------------------   --------------   ------------   ---------------  --------------
Total fixed maturities............. $ 318.9         $212.9               $147.1         $  69.0           $ 466.0        $281.9
                                   ===========  ==================   ==============   ============   ===============  ==============


Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $49.5 million as of September 30, 2003 and $281.9 million as of December 31, 2002. The gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" were $14.4 million and $212.9 million as of September 30, 2003, and December 31, 2002, respectively.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                          AS OF SEPTEMBER 30,          AS OF DECEMBER 31,
                                                                     ---------------------------    ---------------------
                                                                                 2003                         2002
                                                                     ---------------------------    ---------------------
                                                                                      ($ IN MILLIONS)

Total fixed maturity securities (public and private)............            $   35,739.1            $  33,207.1
                                                                            ============            ===========
Problem fixed maturity securities...............................            $      156.0            $     262.0
Potential problem fixed maturity securities.....................                   257.1                  508.4
Restructured fixed maturity securities..........................                    59.8                  103.9
                                                                            ------------            -----------
   Total problem, potential problem and restructured fixed
     maturity securities........................................            $      472.9            $     874.3
                                                                            ============            ===========
   Total problem, potential problem and restructured fixed
     maturity securities as a percent of total fixed maturity
     securities.................................................                     1%                     3%


MORTGAGE LOANS

Mortgage loans comprised 28% and 23% of total U.S. invested assets as of September 30, 2003, and December 31, 2002, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,850.4 million as of September 30, 2003, and $9,365.8 million as of December 31, 2002, or 65% and 86% of total mortgage loan investments, respectively. Residential mortgages comprised $5,246.5 million as of September 30, 2003 and $1,463.6 million as of December 31, 2002, or 35% and 14% of total mortgage loan investments, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements. As a result of our implementation of FIN 46, effective July 1, 2003, residential mortgage loans include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $3.5 billion in mortgage loans held for sale as of September 30, 2003.

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

California accounted for 21% of our commercial mortgage loan portfolio as of September 30, 2003. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of September 30, 2003, 40% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of September 30, 2003 and December 31, 2002 was 1,442 and 1,529, respectively. The average loan size of our commercial mortgage portfolio was $6.9 million as of September 30, 2003.

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we either establish a valuation allowance or adjust the cost basis of that loan and record a loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect the losses in our consolidated results of operations. Such decreases in valuation allowances aggregated $15.4 million for the nine months ended September 30, 2003 and $7.1 million for the year ended December 31, 2002.

We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on the "watch list", or which currently has a valuation allowance. We categorize loans, which are delinquent, loans in process of foreclosure, and loans to borrowers in bankruptcy as "problem" loans. Potential problem loans are loans placed on an internal "watch list" for which management has concerns as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred as "restructured" loans. We also consider matured loans that are refinanced at below market rates as restructured.

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

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                    AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                                 --------------------------   -----------------------
                                                                          2003                           2002
                                                                 --------------------------   -----------------------
                                                                                       ($ IN MILLIONS)

Beginning balance..........................................          $          83.6           $          90.7
Provision..................................................                      7.8                      33.5
Release....................................................                    (23.2)                    (40.6)
                                                                     ---------------           ---------------
Ending balance.............................................          $          68.2           $          83.6
                                                                     ===============           ===============
Valuation allowance as % of carrying value before reserves.                      1%                        1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING AMOUNT

                                                                    AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                                 --------------------------    ----------------------
                                                                         2003                            2002
                                                                 --------------------------    ----------------------
                                                                                 ($ IN MILLIONS)

Total commercial mortgages ................................          $       9,850.4           $       9,365.8
                                                                     ===============           ===============
Problem commercial mortgages(1)............................          $          45.0           $          77.2
Potential problem commercial mortgages ....................                     65.7                      50.4
Restructured commercial mortgages .........................                     60.8                      46.9
                                                                     ---------------           ---------------
   Total problem, potential problem and
     restructured commercial mortgages ....................          $         171.5           $         174.5
                                                                     ===============           ===============
   Total problem, potential problem and restructured
     commercial mortgages as a percent of total commercial
     mortgages.............................................                      2%                        2%


--------------------
(1) Problem commercial mortgages include no mortgage loans in foreclosure as of September 30, 2003, compared to $0.4 million on December 31, 2002.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of September 30, 2003, and December 31, 2002, the carrying amount of equity real estate investment was $1,507.0 million and $1,221.6 million, or 2% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $1,305.0 million as of September 30, 2003, and $1,042.1 million as of December 31, 2002. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended September 30, 2003 and December 31, 2002, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of September 30, 2003, and December 31, 2002, was $202.0 million and $179.5 million, net of valuation allowances of $13.1 million and $19.3 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of September 30, 2003. By property type, there is a concentration in office buildings that represented approximately 35% of the equity real estate portfolio as of September 30, 2003.

OTHER INVESTMENTS

Our other investments totaled $1,018.4 million as of September 30, 2003, compared to $1,075.5 million as of December 31, 2002. With the adoption of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $503.1 million in other investments as of September 30, 2003. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

INTERNATIONAL INVESTMENT OPERATIONS

As of September 30, 2003, our international investment operations consist of the investments of Principal International comprised of $1.8 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of September 30, 2003, and December 31, 2002, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                                           AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                          ------------------------  -----------------------
                                                                   2003                      2002
                                                          ------------------------  -----------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                          -----------    ---------  -------------  --------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................         $  1,182.6        66%      $    998.6      67%
   Private........................................               79.8         5             81.7       6
Equity securities.................................               40.9         2             20.6       1
Mortgage loans
   Residential....................................              288.8        16            252.5      17
Real estate held for investment...................                8.5         -              7.4       1
Other investments ................................              200.2        11            124.6       8
                                                          -----------     --------  -------------  --------
   Total invested assets..........................         $  1,800.8       100%      $  1,485.4     100%
                                                                          ========                 ========
Cash and cash equivalents.........................               65.5                       97.1
                                                          -----------               -------------
   Total invested assets and cash ................         $  1,866.3                 $  1,582.5
                                                          ===========               =============

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

As of September 30, 2003, the difference between the asset and liability durations on our primary duration managed portfolio was 0.10 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines dictate that total duration gaps between the asset and liability portfolios must be within 0.25 years. The value of the assets in this portfolio was $28,842.4 million as of September 30, 2003.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of September 30, 2003, the weighted-average difference between the asset and liability durations on these portfolios was (0.23) years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $12,628.8 million as of September 30, 2003.

We also have a block of participating general account pension business that passes the investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,653.8 million as of September 30, 2003.

Using the assumptions and data in effect as of September 30, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by $0.2 million. The following table details the estimated changes by risk management strategy:



                                                                                                  CHANGE IN FAIR
                                                                           AS OF                VALUE OF ASSETS LESS
                     RISK MANAGEMENT                                 SEPTEMBER 30, 2003            FAIR VALUE OF
                        STRATEGY                                    VALUE OF TOTAL ASSETS          LIABILITIES
------------------------------------------------------        ---------------------------    -----------------------
                                                                                    (IN MILLIONS)

Primary duration-managed...........................                   $   28,842.4                $      (28.8)
Duration-monitored.................................                       12,628.8                        28.6
Non duration-managed...............................                        5,653.8                         -
                                                              ---------------------------    -----------------------
     Total.........................................                   $   47,125.0                $       (0.2)
                                                              ===========================    =======================

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

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration ("benchmark interest rate"). Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. Financial risk is limited by requiring that the net position value will not change in excess of an amount established by Senior Management of the Mortgage Banking segment given an instantaneous pre-determined price change in the benchmark security. Price sensitivity analysis is performed at least once daily. The pre-determined risk limits will be reviewed periodically and updated as needed. The face amount of the loans in the pipeline as of September 30, 2003, was $8.4 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate and sustained increase in the benchmark interest rates decreases the September 30, 2003, net position value by $30.1 million.

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

The fair value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is partially offset by the use of financial instruments, including derivative contracts that typically increase in aggregate value when interest rates decline. Financial risk is limited by requiring that the net position value will not change in excess of an amount established by Senior Management of the Mortgage Banking segment given an instantaneous pre-determined change in the level of interest rates. Price sensitivity analysis is performed at least once weekly. The pre-determined risk limits will be reviewed periodically and updated as needed. Based on values as of September 30, 2003, a 100 basis point immediate parallel and sustained decrease in interest rates produces a $97.4 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between fair values and U.S. GAAP book values.

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

We have increased our credit exposure through credit default swaps by investing in subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of September 30, 2003 was $495.0 million and the mark to market value was $11.5 million pre-tax. We also invested in credit swaps creating replicated assets with a notional of $333.3 million and mark to market value of $5.7 million as of September 30, 2003.

We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). We recognized a $5.0 million pre-tax loss for the nine months ended September 30, 2003.

The obligation to deliver the underlying securities of certain consolidated grantor trusts to various unrelated trust certificate holders contains an embedded derivative of the forecasted transaction to deliver the underlying securities.

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

o implementing credit support annex (collateral) agreements with selected counterparties to further limit counterparty exposures; and

o    daily monitoring of counterparty credit ratings.

All new derivative counterparties are approved by the Investment Committee. We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of September 30, 2003, and December 31, 2002:

               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                                              AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                           -------------------------    ------------------------
                                                                    2003                           2002
                                                           -------------------------    ------------------------
                                                             NOTIONAL        % OF        NOTIONAL        % OF
                                                              AMOUNT         TOTAL        AMOUNT        TOTAL
                                                           -------------   ---------    -----------   ----------
                                                                            ($ IN MILLIONS)

Interest rate swaps.............................            $11,408.4         26%       $ 9,719.2         18%
Mortgage-backed forwards and options............             10,433.0         24         17,494.9         33
Swaptions ......................................              5,012.0         12          9,772.5         18
Interest rate lock commitments..................              4,900.7         11          8,198.1         15
U.S. Treasury futures (LIBOR)...................              4,630.0         11          2,225.0          4
Foreign currency swaps..........................              2,877.1          7          3,217.0          6
Interest rate floors............................              1,650.0          4          1,650.0          3
Credit default swaps ...........................                828.3          2            705.2          1
Bond forwards...................................                789.6          2            363.7          1
U.S. Treasury futures...........................                329.8          1            271.1          1
Options on Futures..............................                200.0          -               -           -
Currency forwards...............................                136.6          -              0.2          -
Total return swaps .............................                100.0          -               -           -
Call options....................................                 47.5          -             30.0          -
Treasury rate guarantees........................                  8.8          -             63.0          -
Other...........................................                  1.5          -               -           -
Principal only swaps............................                    -          -            123.6          -
                                                           -------------   ---------    -----------   ----------
    Total.......................................            $43,353.3        100%       $53,833.5        100%
                                                           =============   =========    ===========   ==========


               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                                               AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                           -------------------------    ------------------------
                                                                    2003                           2002
                                                           -------------------------    ------------------------
                                                              CREDIT         % OF         CREDIT        % OF
                                                             EXPOSURE        TOTAL       EXPOSURE       TOTAL
                                                           -------------   ---------    -----------   ----------
                                                                            ($ IN MILLIONS)

Foreign currency swaps..........................            $     415.4         70%      $   195.0        68%
Interest rate swaps.............................                   70.6         12            48.4        17
Bond forwards...................................                   53.4          9              -          -
Swaptions ......................................                   29.1          5            31.4        11
Credit default swaps............................                   18.9          3             8.9         3
Call options....................................                    4.9          1             0.4         -
Interest rate floors............................                    1.9          -             1.7         1
Currency forwards...............................                    0.3          -              -
                                                           -------------   ---------    -----------   ----------
   Total........................................            $     594.5        100%      $   285.8       100%
                                                           =============   =========    ===========   ==========

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                                     AS OF SEPTEMBER 30, 2003
                                         ------------------------------------------------------------------------------------------
                                                                                   FAIR VALUE (NO ACCRUED INTEREST)
                                                                                ---------------------------------------------------
                                                                 WEIGHTED
                                                                 AVERAGE        -100 BASIS                      +100 BASIS
                                           NOTIONAL               TERM            POINT                           POINT
                                            AMOUNT               (YEARS)         CHANGE          NO CHANGE        CHANGE
                                         ------------------    --------------   -------------  -------------   ---------------------
                                                                             ($ IN MILLIONS)

Interest rate swaps..................      $ 11,408.4            5.42(1)        $  252.0       $   90.0          $(78.7)
Interest rate floors.................         1,650.0            2.75(2)            67.5           31.3            11.9
Total return swaps...................           100.0            0.11(3)            (0.4)          (3.4)           (6.4)
U.S. Treasury futures................           329.8            0.22(3)           (32.2)          (3.2)           26.1
U.S. Treasury futures (LIBOR)........         4,630.0            0.98(3)           (12.2)          (4.3)            3.7
Options on futures...................           200.0            0.22(3)            (1.8)          (1.5)            1.5
Swaptions............................         5,012.0            1.12(4)           403.9          200.1           128.3
Treasury rate guarantees.............             8.8            0.23(5)            (1.1)          (0.3)            0.4
Bond forwards........................           789.6            8.30(5)            79.2           58.9            38.6
Mortgage-backed forwards and options.        10,433.0            0.07(5)          (303.9)        (108.6)          112.7
Interest rate lock commitments.......         4,900.7            0.10(6)           106.4           51.2           (92.8)
                                         ------------------                     -------------  -------------   ---------------------
   Total.............................      $ 39,462.3                           $  557.4       $  310.2          $145.3
                                         ==================                     =============  =============   =====================

--------------------

(1) Based on maturity  date of swap.
(2) Based on maturity  date of floor.
(3) Based on  maturity  date.
(4) Based on option  date of  swaption.
(5) Based on settlement date.
(6) Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING

As of September 30, 2003, the aggregate fair value of debt was $3,310.2 million, which includes debt related to our implementation of FIN 46. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $64.2 million.

                                                                              AS OF SEPTEMBER 30, 2003
                                                         ------------------------------------------------------------------
                                                                          FAIR VALUE (NO ACCRUED INTEREST)
                                                         ------------------------------------------------------------------
                                                            -100 BASIS                                    +100 BASIS
                                                           POINT CHANGE           NO CHANGE              POINT CHANGE
                                                         ------------------    ----------------     -----------------------
                                                                                (IN MILLIONS)

4.55% notes payable, due 2004......................        $      416.2         $      408.3          $      400.5
5.49% notes payable, due 2004......................               308.0                306.4                 304.9
5.50% notes payable, due 2004......................               103.3                101.8                 100.4
7.95% notes payable, due 2004......................               211.1                209.3                 207.6
Variable rate equity certificates, due 2005 (1)....                44.0                 44.0                  44.0
Variable rate notes payable, due 2006 (2)..........               800.0                800.0                 800.0
Variable rate equity certificates, due 2006 (3)....               149.0                149.0                 149.0
8.2% notes payable, due 2009.......................               588.3                560.0                 533.7
7.875% surplus notes payable, due 2024.............               212.5                210.2                 201.9
8% surplus notes payable, due 2044.................               120.4                108.5                  97.6
Non-recourse mortgages and notes payable...........               350.0                342.1                 334.4
Other mortgages and notes payable..................                71.6                 70.6                  69.7
                                                         ------------------    ----------------     -----------------------
   Total long-term debt............................        $    3,374.4         $    3,310.2          $    3,243.7
                                                         ==================    ================     =======================

-----------------------

(1)  Represents $44.0 million at 165 basis points over 1 month LIBOR.
(2) Represents $400.0 million at 25 basis points over 1 month LIBOR and $400.0 million at 29 basis points over 1 month LIBOR.
(3) Represents $25.2 million at 157 basis points over 1 month LIBOR, $49.3 million at 170 basis points over 1 month LIBOR and $74.5 million at 180 basis points over 1 month LIBOR.

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2003, the fair value of our equity securities was $398.8 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $39.9 million.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2003, was $2,630.8 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of September 30, 2003, the fair value of our foreign currency denominated fixed maturity securities was $308.0 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2003, was $246.3 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

We estimate that as of September 30, 2003, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

EFFECTS OF INFLATION

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

ITEM 4.  CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer,
J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2003, and have concluded that our disclosure controls and procedures are effective.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A.  EXHIBITS

       EXHIBIT
       NUMBER     DESCRIPTION
       31.1       Certification of J. Barry Griswell
       31.2       Certification of Michael H. Gersie
       32.1       Certification Pursuant to Section 1350 of Chapter 63 of Title
                  18 of the United States Code - J. Barry Griswell
       32.2       Certification Pursuant to Section 1350 of Chapter 63 of Title
                  18 of the United States Code - Michael H. Gersie

   B.  REPORTS ON FORM 8-K

       Current Report on Form 8-K dated and filed August 1, 2003.

       Current Report on Form 8-K dated August 4, 2003, filed August 5, 2003.

       Current Report on Form 8-K dated and filed August 5, 2003.

       Current Report on Form 8-K dated and filed September 10, 2003.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRINCIPAL FINANCIAL GROUP, INC.
Dated:  November 5, 2003                  By   /S/ MICHAEL H. GERSIE
                                          -----------------------------------
                                          Michael H. Gersie
                                          Executive Vice President and Chief
                                          Financial Officer

                                          Duly Authorized Officer, Principal
                                          Financial Officer, and Chief
                                          Accounting Officer

   EXHIBIT INDEX

    EXHIBIT
    NUMBER                                   DESCRIPTION                    PAGE
     31.1        Certification of J. Barry Griswell...........................88
     31.2        Certification of Michael H. Gersie...........................89
     32.1        Certification Pursuant to Section 1350 of Chapter 63
                 of Title 18 of the United States Code -  J. Barry Griswell...90
     32.2        Certification Pursuant to Section 1350 of Chapter 63
                 of Title 18 of the United States Code -  Michael H. Gersie...91

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


Date:  November 4, 2003


                                                  /s/ J. Barry Griswell
                                                  ------------------------------
                                                  J. Barry Griswell
                                                  Chairman, President and Chief
                                                  Executive Officer

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


Date:  November 4, 2003
                                                  /s/ Michael H. Gersie
                                                  ------------------------------
                                                  Michael H. Gersie
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                                                    Exhibit 32.1


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                                                 /s/ J. Barry Griswell
                                                 ------------------------------
                                                 J. Barry Griswell
                                                 Chairman, President and Chief
                                                 Executive Officer
                                                 Date:  November 4, 2003

                                                                    Exhibit 32.2


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                                                   /s/ Michael H. Gersie
                                                   ----------------------------
                                                   Michael H. Gersie
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   Date: November 4, 2003