Form 10-Q/A
period 2003-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2004-02-13
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                               ------------------





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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, to correct an error made in connection with our adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46") effective July 1, 2003.

During the third quarter of 2003, we early adopted new rules under FIN 46 for our loan warehousing facility, which provides non-recourse financing for residential mortgage loans. The warehousing facility is a variable interest entity ("VIE") that issues short and medium term notes to third party creditors and uses the proceeds to purchase mortgage loans from Principal Residential Mortgage, Inc. ("PRMI") pending ultimate sale to third party investors. PRMI is an indirect, wholly owned subsidiary and is reported in our mortgage banking segment. We have always hedged the market value risk associated with interest rate movements between the time of loan commitment and the time the loan is sold outside of the facility.

FIN 46 required that we consolidate the VIE within our financial statements. Upon consolidation, gains and losses from the sale of loans between PRMI and the VIE were correctly eliminated from the consolidated statement of operations for the three months and nine months ended September 30, 2003, and additional mortgage loans held-for-sale and additional short and long-term debt were correctly reported on our consolidated statement of financial position as of September 30, 2003. We incorrectly continued the VIE's accounting of recognizing the market value appreciation in unsold loans from the closing of the loan to the end of the reporting period, as an other asset in our consolidated statement of financial position.

The VIE had a series of market value swap transactions between affiliated and external entities. Upon further review, the consolidation of the VIE with the Principal Financial Group, Inc. ("PFG") resulted in the accounting elimination of all the VIE's swap transactions with affiliated entities. As a result, on a consolidated PFG basis, PRMI has an economic hedge of mortgage loans held-for-sale through the use of forward derivatives. However, this economic hedge was not documented as an accounting hedge effective July 1, 2003, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended.

In the absence of meeting the criteria for hedge accounting in accordance with SFAS 133, mortgage loans held-for-sale must be held at the lower of cost or market and the hedging instruments must be held at fair value with changes in fair value recorded in net income. The restatement reverses all market value appreciation on unsold mortgage loans, which were reported as other assets, net of income taxes, that were recognized in the third quarter consolidated statement of operations. The restatement also makes immaterial revisions and related reclassifications to the consolidated statements of financial position and cash flows. The cumulative effect of adopting FIN 46 is also revised by an immaterial amount. See Note 2 to the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2003, for the effects on the accompanying consolidated financial statements.

We are currently in the process of taking the necessary steps to obtain hedge accounting in accordance with SFAS 133 for the economic hedge described above.

This Amendment No. 1 on Form 10-Q/A amends:
o Part I, Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")) and
     Item 3 (Quantitative and Qualitative Disclosures About Market Risk), primarily to reverse all market appreciation on unsold mortgage loans, net of income taxes, that were recognized in third quarter. See Note 2 to the accompanying consolidated financial statements for the effects on the accompanying consolidated financial statements and MD&A.
o Exhibits 31.1,31.2, 32.1 and 32.2 (Certifications) have been updated. Part I, Item 4 (Controls and Procedures) has not been amended since our initial quarterly report for the quarter ended September 30, 2003, on Form 10-Q, but is restated herein in its entirety as it is referenced in the updated Exhibits 31.1 and 31.2.

The (unaudited) Financial Statements, and related notes and MD&A, set forth in this amendment, have been revised to reflect the restatements described above and, except for these revisions and the event discussed in Note 9, do not reflect events and developments, subsequent to September 30, 2003.

                        PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             PAGE
    Item 1.  Financial Statements
              Consolidated Statements of Financial Position at September 30,
                  2003 (Unaudited) and December 31, 2002.....................  4
              Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002...  5
              Unaudited Consolidated Statements of Stockholders' Equity for
                  the nine months ended September 30, 2003 and 2002..........  7
              Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002...................  8
              Notes to Unaudited Consolidated Financial Statements -
                  September 30, 2003......................................... 10
     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................... 26
     Item 3. Quantitative and Qualitative Disclosures about Market Risk...... 80
     Item 4. Controls and Procedures......................................... 87

PART II - OTHER INFORMATION
     Item 6. Exhibits and Reports on Form 8-K................................ 88
     Signature............................................................... 89

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PRINCIPAL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                     2003               2002
                                                                               ------------------ ------------------
                                                                                  (Unaudited)        (Note 1)
                                                                                 (As Restated)
                                                                                          (IN MILLIONS,
                                                                                      EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale.......................................       $   36,898.0          $34,185.7
Fixed maturities, trading..................................................              103.5              101.7
Equity securities, available-for-sale......................................              398.8              378.7
Mortgage loans.............................................................           15,436.0           11,081.9
Real estate................................................................            1,515.5            1,229.0
Policy loans...............................................................              805.8              818.5
Other investments..........................................................            1,218.6            1,200.1
                                                                               ------------------ ------------------
   Total investments.......................................................           56,376.2           48,995.6

Cash and cash equivalents..................................................            1,008.0            1,038.6
Accrued investment income..................................................              631.9              646.3
Premiums due and other receivables.........................................              792.2              459.7
Deferred policy acquisition costs..........................................            1,445.6            1,414.4
Property and equipment.....................................................              450.4              482.5
Goodwill...................................................................              154.3              106.5
Other intangibles..........................................................              123.4               88.8
Mortgage loan servicing rights.............................................            1,892.4            1,518.6
Separate account assets....................................................           39,443.5           33,501.4
Other assets...............................................................            1,396.7            1,608.9
                                                                               ------------------ ------------------
   Total assets............................................................         $103,714.6          $89,861.3
                                                                               ================== ==================
LIABILITIES
Contractholder funds.......................................................       $   28,086.1          $26,315.0
Future policy benefits and claims..........................................           15,159.9           14,736.4
Other policyholder funds...................................................              730.6              642.9
Short-term debt............................................................            2,810.8              564.8
Long-term debt.............................................................            2,745.9            1,332.5
Income taxes payable.......................................................               25.3                -
Deferred income taxes......................................................            1,691.1            1,177.7
Separate account liabilities...............................................           39,443.5           33,501.4
Other liabilities..........................................................            5,585.1            4,933.4
                                                                               ------------------ ------------------
   Total liabilities.......................................................           96,278.3           83,204.1

STOCKHOLDERS' EQUITY
Common stock,  par value  $.01 per share - 2,500.0  million  shares  authorized,
   377.3 million and 376.7 million shares issued, and 322.8 million and
   334.4 million shares outstanding in 2003 and 2002, respectively.........                3.8                3.8
Additional paid-in capital.................................................            7,142.4            7,106.3
Retained earnings..........................................................              571.8               29.4
Accumulated other comprehensive income.....................................            1,202.4              635.8
Treasury stock, at cost (54.5 million and 42.3 million shares in 2003 and
   2002, respectively).....................................................           (1,484.1)          (1,118.1)
                                                                               ------------------ ------------------
   Total stockholders' equity..............................................            7,436.3            6,657.2
                                                                               ------------------ ------------------
   Total liabilities and stockholders' equity..............................       $  103,714.6          $89,861.3
                                                                               ================== ==================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                 --------------------------------- -------------------------------
                                                       2003             2002             2003            2002
                                                 ---------------- ---------------- --------------- ---------------
                                                  (AS RESTATED)                     (AS RESTATED)
                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Premiums and other considerations..............      $  868.8         $  888.7          $2,650.9       $ 2,941.0
Fees and other revenues........................         475.5            516.6           1,796.5         1,386.7
Net investment income..........................         877.9            821.2           2,571.6         2,455.5
Net realized/unrealized capital losses.........          (5.7)          (230.6)            (93.3)         (224.0)
                                                 ---------------- ---------------- --------------- ---------------
   Total revenues..............................       2,216.5          1,995.9           6,925.7         6,559.2

EXPENSES
Benefits, claims and settlement expenses.......       1,175.7          1,231.6           3,558.7         3,942.7
Dividends to policyholders.....................          78.7             79.1             232.7           241.0
Operating expenses.............................         727.5            640.2           2,392.4         1,832.2
                                                 ---------------- ---------------- --------------- ---------------
   Total expenses..............................       1,981.9          1,950.9           6,183.8         6,015.9
                                                 ---------------- ---------------- --------------- ---------------
Income from continuing operations before
   income taxes................................         234.6             45.0             741.9           543.3

Income taxes...................................          59.1              2.4             207.4           140.6
                                                 ---------------- ---------------- --------------- ---------------
Income from continuing operations, net of
   related income taxes........................         175.5             42.6             534.5           402.7

Income (loss) from discontinued operations,
   net of related income taxes.................          12.4           (201.0)             11.3          (194.9)
                                                 ---------------- ---------------- --------------- ---------------
Income (loss) before cumulative effect of
   accounting changes..........................         187.9           (158.4)            545.8           207.8
Cumulative effect of accounting changes, net
   of related income taxes.....................          (3.4)             -                (3.4)         (280.9)
                                                 ---------------- ---------------- --------------- ---------------
Net income (loss)..............................      $  184.5         $ (158.4)         $  542.4       $   (73.1)
                                                 ================ ================ =============== ===============


                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


                                                             FOR THE THREE MONTHS        FOR THE NINE MONTHS ENDED
                                                              ENDED SEPTEMBER 30,              SEPTEMBER 30,
                                                         -------------------------------------------------------------
                                                              2003           2002           2003            2002
                                                         -------------- -------------- ---------------- --------------
                                                         (AS RESTATED)                   (AS RESTATED)
EARNINGS PER COMMON SHARE
Basic earnings per common share:
   Income from continuing operations, net of
     related income taxes...........................        $  0.54          $ 0.12       $  1.63          $ 1.13
   Income (loss) from discontinued operations, net
     of related income taxes........................           0.04           (0.58)         0.04           (0.54)
                                                         -------------- -------------- ---------------- --------------
   Income (loss) before cumulative effect of
     accounting changes.............................           0.58           (0.46)         1.67            0.59
   Cumulative effect of accounting changes, net of
     related income taxes...........................          (0.01)           -            (0.01)          (0.80)
                                                         -------------- -------------- ---------------- --------------
   Net income (loss)................................        $  0.57          $(0.46)      $  1.66          $(0.21)
                                                         ============== ============== ================ ==============
Diluted earnings per common share:
   Income from continuing operations, net of
     related income taxes...........................        $  0.54          $ 0.12       $  1.63          $ 1.13
   Income (loss) from discontinued operations, net
     of related income taxes........................           0.04           (0.57)         0.04           (0.55)
                                                         -------------- -------------- ---------------- --------------
   Income (loss) before cumulative effect of
     accounting changes.............................           0.58           (0.45)         1.67            0.58
   Cumulative effect of accounting changes, net of
     related income taxes...........................          (0.01)           -            (0.01)          (0.79)
                                                         -------------- -------------- ---------------- --------------
   Net income (loss)................................        $  0.57          $(0.45)      $  1.66          $(0.21)
                                                         ============== ============== ================ ==============


SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                                 ADDITIONAL   RETAINED         OTHER                        TOTAL
                                    COMMON        PAID-IN     EARNINGS      COMPREHENSIVE     TREASURY    STOCKHOLDERS'  OUTSTANDING
                                    STOCK         CAPITAL     (DEFICIT)       INCOME           STOCK        EQUITY        SHARES
                                  -------------- ----------- -----------  ----------------- ----------- --------------- ------------
                                                                    (IN MILLIONS)                                       (IN
                                                                                                                         THOUSANDS)
BALANCES AT JANUARY 1, 2002......      $3.8        $7,072.5    $ (29.1)     $  147.5         $  (374.4)      $6,820.3   360,142.2
Shares issued, net of put
    options.......................      -              17.8        -             -                 -             17.8       710.8
Stock-based compensation.........       -               7.4        -             -                 -              7.4
Treasury stock acquired and
    sold, net....................       -               1.3        -             -              (500.1)        (498.8)  (17,624.8)
Comprehensive income:
  Net loss.......................       -               -        (73.1)          -                 -            (73.1)
  Net unrealized gains...........       -               -          -           411.2               -            411.2
  Provision for deferred
    Income taxes.................        -              -          -          (146.5)              -           (146.5)
  Foreign currency
    translation adjustment.......       -               -          -            95.7               -             95.7
                                                                                                        --------------
Comprehensive income.............                                                                               287.3
                                  -------------- ----------- ----------- ------------------ ----------- --------------- ------------
BALANCES AT SEPTEMBER 30, 2002...      $3.8        $7,099.0    $(102.2)     $  507.9         $  (874.5)      $6,634.0   343,228.2
                                  ============== =========== =========== ================== =========== =============== ============

BALANCES AT JANUARY 1, 2003......      $3.8        $7,106.3    $  29.4      $  635.8         $(1,118.1)      $6,657.2   334,419.3
Shares issued, net of call
    options......................       -              14.9        -             -                 -             14.9       578.0
Stock-based compensation.........       -              18.0        -             -                 -             18.0
    sold, net....................       -               3.2        -             -              (366.0)        (362.8)  (12,156.3)
Comprehensive income:
  Net income.....................       -               -        542.4           -                 -            542.4
  Net unrealized gains...........       -               -          -           816.6               -            816.6
  Provision for deferred
    income taxes.................       -               -          -          (294.7)              -           (294.7)
  Foreign currency
    translation adjustment.......       -               -          -            35.5               -             35.5
  Cumulative effect of
    accounting change, net of
    related income taxes.........       -               -          -             9.2               -              9.2
                                                                                                        ---------------
Comprehensive income.............                                                                             1,109.0
                                  -------------- ----------- ----------- ------------------ ----------- --------------- ------------
BALANCES AT SEPTEMBER 30, 2003
(AS RESTATED)....................      $3.8        $7,142.4    $ 571.8      $1,202.4         $(1,484.1)      $7,436.3   322,841.0
                                  ============== =========== =========== ================== =========== =============== ============


SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                       ----------------------------------
                                                             2003             2002
                                                       ----------------- ----------------
                                                        (AS RESTATED)
                                                                   (IN MILLIONS)
OPERATING ACTIVITIES
Net income (loss).....................................    $    542.4        $    (73.1)
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss (income) from discontinued operations, net
       of related income taxes........................         (11.3)            194.9
    Cumulative effect of accounting changes,
       net of related income taxes....................           3.4             280.9
    Amortization of deferred policy acquisition costs.         142.3             109.6
    Additions to deferred policy acquisition costs....        (253.1)           (233.5)
    Accrued investment income.........................          24.5               9.1
    Premiums due and other receivables................          (0.8)            (45.1)
    Contractholder and policyholder liabilities
       and dividends..................................       1,473.3           1,545.5
    Current and deferred income taxes.................         232.5             310.4
    Net realized/unrealized capital losses............          93.3             224.0
    Depreciation and amortization expense.............          79.7              74.5
    Amortization of mortgage servicing rights.........         336.8             223.9
    Stock-based compensation..........................          16.2               7.4
    Mortgage servicing rights valuation adjustments...         367.1             800.5
    Other.............................................          29.9              91.1
                                                       ----------------- ----------------
Net adjustments.......................................       2,533.8           3,593.2
                                                       ----------------- ----------------
Net cash provided by operating activities.............       3,076.2           3,520.1

INVESTING ACTIVITIES
Available-for-sale securities:
    Purchases.........................................      (7,435.7)        (11,882.9)
    Sales.............................................       1,660.6           6,081.3
    Maturities........................................       4,007.7           3,109.1
Net cash flows from trading securities................           -               (69.1)
Mortgage loans acquired or originated.................     (54,051.2)        (33,052.9)
Mortgage loans sold or repaid.........................      53,397.8          32,703.2
Purchase of mortgage servicing rights.................        (930.1)           (690.7)
Proceeds from sale of mortgage servicing rights.......          34.4               6.4
Real estate acquired..................................        (220.9)           (143.3)
Real estate sold......................................          76.0             198.2
Net change in property and equipment..................         (15.6)            (41.8)
Net proceeds from sales of subsidiaries...............          33.6               1.4
Purchases of interest in subsidiaries, net of
    cash acquired.....................................         (95.4)            (48.0)
Net change in other investments.......................          52.6             397.6
                                                       ----------------- ----------------
Net cash used in investing activities.................    $ (3,486.2)       $ (3,431.5)


                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                       ----------------------------------
                                                             2003             2002
                                                       ----------------- ----------------
                                                        (AS RESTATED)
                                                                    (IN MILLIONS)

FINANCING ACTIVITIES
Issuance of common stock, net of call and
   put options.......................................      $    14.9         $    17.8
Acquisition and sales of treasury stock, net.........         (378.0)           (498.8)
Issuance of long-term debt...........................            4.4              11.0
Principal repayments of long-term debt...............          (84.4)            (85.7)
Net proceeds of short-term borrowings................            0.9             (37.3)
Investment contract deposits.........................        6,935.0           5,510.2
Investment contract withdrawals......................       (6,310.7)         (5,072.1)
Net increase in Principal Bank deposits..............          197.3             136.6
                                                       ----------------- ----------------
Net cash provided by (used in) financing activities..          379.4             (18.3)
                                                       ----------------- ----------------
Net increase (decrease) in cash and cash equivalents.          (30.6)             70.3

Cash and cash equivalents at beginning of period.....        1,038.6             561.2
                                                       ----------------- ----------------
Cash and cash equivalents at end of period...........      $ 1,008.0         $   631.5
                                                       ================= ================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. ("PFG"), its majority-owned subsidiaries and, subsequent to June 30, 2003, its consolidated variable interest entities ("VIE") , have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2002, included in our Form 10-K for the year ended December 31, 2002, filed with the United States Securities and Exchange Commission ("SEC"). The accompanying consolidated statement of financial position at December 31, 2002, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

As described in Note 2, the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003, and consolidated statement of financial position as of September 30, 2003, including the applicable notes, have been restated.

Reclassifications have been made to the September 30, 2002, financial statements to conform to the September 30, 2003, presentation.

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of September 30, 2003, our consolidated financial statements were adjusted to record a cumulative effect of adopting FIN 46, as follows (in millions):

                                                                                       ACCUMULATED OTHER
                                                                                        COMPREHENSIVE
                                                                      NET LOSS             INCOME
                                                                  ------------------ ----------------------

Cumulative effect of accounting change.                               $(6.1)               $14.1
Income tax impact............................................           2.7                 (4.9)
                                                                  ------------------ ----------------------
Total........................................................         $(3.4)               $ 9.2
                                                                  ================== ======================


See Note 3 for the disclosures relating to VIEs and the impact of such adoption on our consolidated financial statements.

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

                                                  FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------------  -------------------------------
                                                   2003            2002            2003              2002
                                              ---------------- ---------------  --------------- ---------------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)

Net income (loss), as reported................   $ 184.5        $ (158.4)        $ 542.4           $ (73.1)
Add:  Stock-based compensation expense
  included in reported net income, net
  of related tax effects......................       5.1             6.2            14.2              10.5
Deduct:  Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects.........................       5.9             7.0            16.7              13.0
                                                -------------- ---------------  --------------- ---------------
Pro forma net income (loss)...................   $ 183.7        $ (159.2)        $ 539.9           $ (75.6)
                                                ============== ===============  =============== ===============
Basic earnings per share:
  As reported.................................   $   0.57       $   (0.46)       $   1.66          $  (0.21)
  Pro forma...................................       0.57           (0.46)           1.65             (0.21)

Diluted earnings per share:
  As reported.................................   $   0.57       $   (0.45)       $   1.66          $  (0.21)
  Pro forma...................................       0.57           (0.45)           1.65             (0.21)


2.  RESTATEMENT OF FINANCIAL INFORMATION

The financial statements as of September 30, 2003, and for the three and nine month periods ended September 30, 2003, have been restated to correct an error made in connection with our adoption of FIN 46 effective July 1, 2003.

During the third quarter of 2003, we early adopted new rules under FIN 46 for our loan warehousing facility, which provides non-recourse financing for residential mortgage loans. The warehousing facility is a VIE that issues short and medium term notes to third party creditors and uses the proceeds to purchase mortgage loans from PRMI pending ultimate sale to third party investors. PRMI is an indirect, wholly owned subsidiary and is reported in our mortgage banking segment. We have always hedged the market value risk associated with interest rate movements between the time of loan commitment and the time the loan is sold outside of the facility.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

2.  RESTATEMENT OF FINANCIAL INFORMATION (CONTINUED)

FIN 46 required that we consolidate the VIE within our financial statements. Upon consolidation, gains and losses from the sale of loans between PRMI and the VIE were correctly eliminated from the consolidated statement of operations for the three months and nine months ended September 30, 2003, and additional mortgage loans held-for-sale and additional short and long-term debt were correctly reported on our consolidated statement of financial position as of September 30, 2003. We incorrectly continued the VIE's accounting of recognizing the market value appreciation in unsold loans from the closing of the loan to the end of the reporting period, as an other asset in our consolidated statement of financial position.

The VIE had a series of market value swap transactions between affiliated and external entities. Upon further review, the consolidation of the VIE with PFG resulted in the accounting elimination of all the VIE's swap transactions with affiliated entities. As a result, on a consolidated PFG basis, PRMI has an economic hedge of mortgage loans held-for-sale through the use of forward derivatives. However, this economic hedge was not documented as an accounting hedge effective July 1, 2003, in accordance with the requirements of SFAS 133, as amended.

In the absence of meeting the criteria for hedge accounting in accordance with SFAS 133, mortgage loans held-for-sale must be held at the lower of cost or market and the hedging instruments must be held at fair value with changes in fair value recorded in net income. The restatement reverses all market value appreciation on unsold mortgage loans, which were reported as other assets, net of income taxes, that were recognized in the third quarter consolidated statement of operations. The restatement also makes immaterial revisions and related reclassifications to the consolidated statements of financial position and cash flows. The cumulative effect of adopting FIN 46 is also revised by an immaterial amount.

The following tables present certain captions of the consolidated statement of financial position at September 30, 2003, consolidated statement of operations and earnings per share for the three and nine months ended September 30, 2003, and certain captions of the statement of cash flows for nine months ended September 30, 2003, revised to reflect the correction of the error.


CONSOLIDATED STATEMENTS OF FINANCIAL POSITION:
                                                                  AS OF SEPTEMBER 30, 2003
                                                       -----------------------------------------------
                                                          As Previously
                                                            Reported                As Restated
                                                       -----------------------------------------------
                                                                       (IN MILLIONS)

Mortgage loans....................................     $          15,385.7       $        15,436.0
Total investments.................................                56,325.9                56,376.2
Other assets......................................                 1,501.9                 1,396.7
Total assets......................................               103,769.5               103,714.6

Deferred income taxes.............................                 1,710.9                 1,691.1
Other liabilities.................................                 5,588.4                 5,585.1
Total liabilities.................................                96,301.4                96,278.3

Retained earnings.................................                   603.6                   571.8
Total stockholders' equity........................                 7,468.1                 7,436.3
Total liabilities and stockholders' equity........               103,769.5               103,714.6


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

2.  RESTATEMENT OF FINANCIAL INFORMATION (CONTINUED)


CONSOLIDATED STATEMENTS OF OPERATIONS:

                                       FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30, 2003                    SEPTEMBER 30, 2003
                                   -----------------------------------    ----------------------------------
                                      As Previously                        As Previously
                                       Reported        As Restated          Reported          As Restated
                                   -------------------------------------------------------------------------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)

Fees and other revenues..........  $        525.1      $      475.5        $      1,846.1     $    1,796.5
Total revenues...................         2,266.1           2,216.5               6,975.3          6,925.7
Income from continuing
  operations before income
  taxes..........................           284.2             234.6                 791.5            741.9
Income taxes.....................            78.1              59.1                 226.4            207.4
Income from continued
  operations, net of related
  income taxes...................           206.1             175.5                 565.1            534.5
Income before cumulative
  effect of accounting change....           218.5             187.9                 576.4            545.8
Cumulative effect of
  accounting change, net of
  related income taxes...........            (2.2)             (3.4)                 (2.2)            (3.4)
Net income.......................           216.3             184.5                 574.2            542.4
Comprehensive income (loss)......            (1.9)            (33.7)              1,140.8          1,109.0

EARNINGS PER COMMON SHARE:
Basic earnings per common share:
  Income from continuing
     operations, net of
     related income taxes........  $          0.64    $         0.54       $          1.73    $        1.63
   Net income....................  $          0.67    $         0.57       $          1.75    $        1.66

Diluted earnings per common
  share:
  Income from continuing
     operations, net of
     related income taxes........  $          0.64    $         0.54       $          1.73    $        1.63
  Net income.....................  $          0.67    $         0.57       $          1.75    $        1.66



CONSOLIDATED STATEMENTS OF CASH FLOWS:
                                                                 FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2003
                                                       -----------------------------------------------
                                                          As Previously
                                                            Reported             As Restated
                                                       -----------------------------------------------
                                                                       (IN MILLIONS)

Net cash provided by operating activities.........     $   3,025.8               $   3,076.2
Net cash used in investing activities.............        (3,435.8)                 (3,486.2)


Revisions to Notes 1 and 3 were made to reflect the changes above.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

3.  VARIABLE INTEREST ENTITIES

We have relationships with various types of special purpose entities and other entities where we have a variable interest. After reviewing these relationships, we determined that we have investments in some of these entities that meet the definition of a VIE under FIN 46.

CONSOLIDATED VARIABLE INTEREST ENTITIES

As of July 1, 2003, we consolidated a residential mortgage loan funding VIE, three grantor trusts and several other immaterial VIEs in which we have determined we are the primary beneficiary. The incremental impact on certain financial data as of September 30, 2003, after consideration of our previous investment for these consolidated VIEs, is as follows (in millions):

Total assets......................................             $   3,654.7
                                                       =======================
Total short-term debt.............................             $   2,159.9
Total long-term debt..............................                 1,458.1
Total other liabilities...........................                    67.4
                                                       -----------------------
Total liabilities.................................                 3,685.4
Total equity......................................                   (30.7)
                                                       -----------------------
    Total liabilities and equity..................             $   3,654.7
                                                       =======================

The consolidation of these entities resulted in a $(20.8) million impact to our income (loss) before cumulative effect of accounting changes.

RESIDENTIAL MORTGAGE LOAN FUNDING VIE. Principal Residential Mortgage Capital Resources, LLC ("PRMCR") provides a source of funding for our residential mortgage loan production. Prior to consolidation, we sold approximately $32.8 billion in mortgage loans to PRMCR for the six months ended, June 30, 2003 . The maximum amount of mortgage loans that can be warehoused in PRMCR is $4.0 billion. PRMCR held $3.5 billion in mortgage loans held-for-sale as of September 30, 2003. The portfolio of loans held-for-sale by PRMCR must meet portfolio criteria, eligibility representations, and portfolio aging limitations. Based on these eligibility representations, we are required to repurchase ineligible loans from PRMCR. During the first six months of 2003, we repurchased $74.7 million of ineligible loans from PRMCR.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

3.  VARIABLE INTEREST ENTITIES (CONTINUED)

PRMCR had the following debt components:

                                                          AS OF SEPTEMBER 30,
                                                                 2003
                                                        ----------------------
                                                            (IN MILLIONS)

SHORT-TERM DEBT:
Secured liquidity notes ............................            $ 1,759.9
Three-year fixed term notes.........................                400.0
                                                        ----------------------
  Total short-term debt.............................            $ 2,159.9
                                                        ======================

LONG-TERM DEBT:
Three-year fixed term notes.........................            $   400.0
Five-year variable term notes.......................                800.0
Outstanding equity certificates.....................                193.0
                                                        ----------------------
  Total long-term debt..............................            $ 1,393.0
                                                        ======================

As of September 30, 2003, future annual maturities of the long-term debt were as follows (in millions):


2004................................................            $   400.0
2005................................................                 44.0
2006................................................                949.0
                                                        ----------------------
Total future maturities of the long-term debt.......            $ 1,393.0
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

3.  VARIABLE INTEREST ENTITIES (CONTINUED)

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

3.  VARIABLE INTEREST ENTITIES (CONTINUED)

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

4.  FEDERAL INCOME TAXES

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                              FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                            --------------------------------   ----------------------------------
                                                  2003             2002              2003              2002
                                            ----------------    ------------   -----------------   --------------
                                                                      (IN MILLIONS)
COMPREHENSIVE INCOME (LOSS):
Net income (loss).......................         $ 184.5           $(158.4)       $   542.4            $  (73.1)
Net change in unrealized gains and
   losses on fixed maturities,
   available-for-sale...................          (464.9)            557.0            920.3               603.9
Net change in unrealized gains and
   losses on equity securities,
   available-for-sale...................            (6.1)             35.2              7.9                42.7
Adjustments for assumed changes in
   amortization patterns:
   Deferred policy acquisition costs....            60.2             (56.9)           (78.7)              (82.0)
   Unearned revenue reserves............            (6.5)              4.3             (0.4)                4.9
Net change in unrealized gains and
   losses on derivative instruments.....            36.8            (124.9)            54.9              (138.9)
Adjustments to unrealized gains for
   Closed Block policyholder
   dividend obligation..................            38.2             (16.1)           (94.0)              (16.1)
Provision for deferred income tax
   benefit (expense)....................           103.7            (143.4)          (294.7)             (146.5)
Net change in unrealized gains and
   losses on equity method
   subsidiaries and minority interest
   adjustments..........................            11.9              (0.2)             6.6                (3.3)
Change in net foreign currency
   translation adjustment...............            (0.7)             89.9             35.5                95.7
Cumulative effect of accounting
   change, net of related income taxes..             9.2               -                9.2                 -
                                            ----------------    ------------   -----------------   --------------
Comprehensive income (loss)............          $ (33.7)          $ 186.5        $ 1,109.0            $  287.3
                                            ================    ============   =================   ==============


6.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

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

7.  SEGMENT INFORMATION

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

7.  SEGMENT INFORMATION (CONTINUED)

The Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities (including interest expense), income on capital not allocated to other segments, intersegment eliminations, income tax risk assumptions and certain income, expenses and other after-tax adjustments not allocated to the segments based on review of the nature of such items.

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

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:


                                                           AS OF SEPTEMBER 30,      AS OF DECEMBER 31,
                                                                   2003                    2002
                                                          ----------------------   ---------------------
                                                                          (IN MILLIONS)
ASSETS:
U.S. Asset Management and Accumulation ...............         $   79,307.0              $ 70,371.9
International Asset Management and Accumulation.......              2,724.0                 2,202.5
Life and Health Insurance.............................             11,903.1                11,356.3
Mortgage Banking......................................              7,810.4                 3,740.1
Corporate and Other ..................................              1,970.1                 2,190.5
                                                          ----------------------   ---------------------
   Total consolidated assets...........................        $  103,714.6              $ 89,861.3
                                                          ======================   =====================


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

7.  SEGMENT INFORMATION (CONTINUED)

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                   2003             2002             2003             2002
                                              --------------    --------------   --------------   --------------
                                                                        (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation.....      $   871.9          $  865.9        $ 2,626.9         $2,863.7
International Asset Management and
   Accumulation............................           99.9              82.8            289.7            252.3
Life and Health Insurance..................          995.7             987.7          3,009.8          2,950.7
Mortgage Banking...........................          238.5             312.9          1,095.5            731.3
Corporate and Other........................           15.4             (15.8)             8.5              1.4
                                              --------------    --------------   --------------   --------------
   Total segment operating revenues........        2,221.4           2,233.5          7,030.4          6,799.4
Net realized/unrealized capital losses,
   including recognition of front-end fee
   revenues and certain market value
   adjustments to fee revenues.............           (4.9)           (237.6)          (104.7)          (240.2)
                                              --------------    --------------   --------------   --------------
   Total revenue per consolidated
     statements of operations..............      $ 2,216.5          $1,995.9        $ 6,925.7         $6,559.2
                                              ==============    ==============   ==============   ==============
REVENUES FROM EXTERNAL CUSTOMERS:
U.S. Asset Management and Accumulation.....      $   828.3          $  763.1        $ 2,461.6         $2,560.8
International Asset Management and
   Accumulation............................          103.3              83.3            285.8            289.4
Life and Health Insurance..................          995.3             972.8          2,994.5          2,888.5
Mortgage Banking...........................          235.8             303.0          1,087.6            721.4
Corporate and Other........................           53.8            (126.3)            96.2             99.1
                                              --------------    --------------   --------------   --------------
   Total external revenues.................      $ 2,216.5          $1,995.9        $ 6,925.7         $6,559.2
                                              ==============    ==============   ==============   ==============
INTERSEGMENT REVENUES:
U.S. Asset Management and Accumulation.....      $    14.0          $   12.7        $    40.2         $   40.7
International Asset Management and
   Accumulation............................            -                 -                -                -
Life and Health Insurance..................           (1.5)             (1.1)            (4.3)            (4.2)
Mortgage Banking...........................            2.7               9.9              7.9              9.9
Corporate and Other........................          (15.2)            (21.5)           (43.8)           (46.4)
                                              --------------    --------------   --------------   --------------
   Total...................................      $     -            $    -          $     -           $    -
                                              ==============    ==============   ==============   ==============


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

7.  SEGMENT INFORMATION (CONTINUED)

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                   2003             2002             2003             2002
                                              --------------    --------------   --------------   --------------
                                                                        (IN MILLIONS)
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ...        $ 110.5           $  84.9         $ 316.2            $287.2
International Asset Management and
   Accumulation...........................            8.0               5.0            26.7              10.1
Life and Health Insurance.................           52.8              55.7           174.8             171.7
Mortgage Banking..........................           (1.4)             62.5            96.0             113.8
Corporate and Other ......................            3.8              (5.6)          (11.6)            (11.3)
                                              --------------    --------------   --------------   --------------
   Total segment operating earnings.......          173.7             202.5           602.1             571.5
Net realized/unrealized capital gains
   (losses), as adjusted..................            1.8            (146.9)          (67.6)           (153.8)
Other after-tax adjustments (1)...........            9.0            (214.0)            7.9            (490.8)
                                              --------------    --------------   --------------   --------------
  Net income (loss) per consolidated
     statements of operations.............        $ 184.5           $(158.4)        $ 542.4            $(73.1)
                                              ==============    ==============   ==============   ==============

--------------------
    (1) For the three months ended September 30, 2003, other after-tax adjustments of $9.0 million included (1) the positive effect of a change in the estimated loss on disposal of BT Financial Group ($12.4 million) and (2) the negative effect of a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million).

    For the three months ended September 30, 2002, other after-tax adjustments of ($214.0) million included the negative effects of: (1) a loss from the discontinued operations of BT Financial Group ($201.0 million) and (2) an increase to the loss contingency reserve established for sales practice litigation ($13.0 million).

    For the nine months ended September 30, 2003, other after-tax adjustments of $7.9 million included (1) the positive effect of a change in the estimated loss on disposal of BT Financial Group ($11.3 million) and (2) the negative effect of a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million).

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

8.  EARNINGS PER SHARE

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

                                    FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                        SEPTEMBER 30,                             SEPTEMBER 30,
                                ----------------------------------   ----------------------------------
                                      2003             2002                2003             2002
                                ----------------- ----------------   ----------------- ----------------
                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
Income from continuing
  operations...................   $   175.5            $42.6              $534.5            $402.7
                                ================= ================   ================= ================
Weighted-average shares
  outstanding:
  Basic........................       323.5            347.2               327.2             354.8
  Dilutive effect:
    Stock options..............         0.6              0.4                 0.5               0.4
    Long-term performance
      plan.....................         -                0.6                 -                 0.1
    Restricted stock units (1).         -                -                   -                 -
                                ----------------- ----------------   ----------------- ----------------
  Diluted......................       324.1            348.2               327.7             355.3
                                ================= ================   ================= ================
Income from continuing
  operations per share:
  Basic........................   $     0.54           $ 0.12             $ 1.63            $  1.13
                                ================= ================   ================= ================
  Diluted......................   $     0.54           $ 0.12             $ 1.63            $  1.13
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

9.  SUBSEQUENT EVENT

On October 24, 2003, our Board of Directors declared an annual dividend of approximately $145.3 million, equal to $0.45 per share, payable on December 8, 2003, to shareholders of record as of November 7, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of September 30, 2003, compared with December 31, 2002, and our consolidated results of operations for the three months and nine months ended September 30, 2003 and 2002, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2002, filed with the United States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q/A.

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

                                                     FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                  ---------------------------     --------------------------
                                                     2003            2002           2003           2002
                                                  ------------    -----------     ------------ -------------
                                                               (IN MILLIONS, EXCEPT AS INDICATED)

Total assets under management ($ in
    billions)...................................    $   -           $   15.6         $   -        $   15.6
                                                  ============    ===========     ============ =============
Total revenues..................................    $   -           $   39.2         $   -        $  128.1
                                                  ============    ===========     ============ =============
Loss from continuing operations
    (corporate overhead)........................    $   -           $   (0.8)        $   -        $   (2.3)

Income (loss) from discontinued operations:
Income before income taxes......................        -                3.9             -            16.3
Income taxes (benefits).........................        -               (1.7)            -             4.6
                                                  ------------    -----------     ------------ -------------
Income from discontinued operations.............        -                5.6             -            11.7
Income (loss) on disposal, net of related
    income taxes................................       12.4           (206.6)           11.3        (206.6)
                                                  ------------    -----------     ------------ -------------
Income (loss) from discontinued operations, net
    of related income taxes.....................       12.4           (201.0)           11.3        (194.9)

Cumulative effect of accounting change, net of
    related income taxes........................      -                  -               -          (255.4)
                                                  ------------    -----------     ------------ -------------
Net income (loss)...............................    $  12.4         $ (201.8)        $  11.3      $  452.6
                                                  ============    ===========     ============ =============

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

OTHER TRANSACTIONS

SALE OF RETAIL FIELD MORTGAGE LENDING BRANCH OFFICES. On February 4, 2003, Principal Residential Mortgage signed a definitive agreement to sell the retail field mortgage lending branches to American Home Mortgage, Inc. ("American Home Mortgage"), an independent retail mortgage banking company. American Home Mortgage has paid Principal Residential Mortgage a guaranteed profit margin on its application pipeline that existed as of February 4, 2003 and has purchased the assets of the branch network and assumed related liabilities.

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

RESTATEMENT OF FINANCIAL INFORMATION

The financial statements as of September 30, 2003, and for the three and nine month periods ended September 30, 2003, have been restated to correct an error made in connection with our adoption of FIN 46 effective July 1, 2003. See "Item
1. Financial Statements - Notes to Unaudited Consolidated Financial Statements -
Note 2" for a discussion of the restatement and its impact to our financial statements.

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

As of September 30, 2003, our consolidated financial statements were adjusted to record a cumulative effect of adopting FIN 46, as follows (in millions):

                                                                                         ACCUMULATED OTHER
                                                                                          COMPREHENSIVE
                                                                      NET LOSS               INCOME
                                                                  ------------------ ----------------------

Cumulative effect of accounting change..........................      $(6.1)              $ 14.1
Income tax impact...............................................        2.7                 (4.9)
                                                                  ------------------ ----------------------
Total...........................................................      $(3.4)              $  9.2
                                                                  ================== ======================

As of July 1, 2003, we consolidated a residential mortgage loan funding VIE, three grantor trusts and several other immaterial VIEs in which we have determined we are the primary beneficiary. The incremental impact on certain financial data, after consideration of our previous investment for these consolidated VIEs, is as follows:

                                                          AS OF SEPTEMBER 30,
                                                                 2003
                                                       -----------------------
                                                            (IN MILLIONS)

Total assets......................................             $   3,654.7
                                                       =======================
Total short-term debt.............................             $   2,159.9
Total long-term debt..............................                 1,458.1
Total other liabilities...........................                    67.4
                                                       -----------------------
Total liabilities.................................                 3,685.4
Total equity......................................                   (30.7)
                                                       -----------------------
    Total liabilities and equity..................             $   3,654.7
                                                       =======================

The consolidation of these entities resulted in a $(20.8) million impact to our income (loss) before cumulative effect of accounting changes.

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

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the periods indicated:

                                                               FOR THE THREE                  FOR THE NINE
                                                               MONTHS ENDED                   MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                    -----------------------------   -----------------------------
                                                         2003            2002          2003            2002
                                                    ---------------   -----------   --------------   ------------
                                                     (AS RESTATED)                 (AS RESTATED)
                                                                              (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
  Premiums and other considerations..............   $   868.8         $  888.7      $ 2,650.9        $ 2,941.0
  Fees and other revenues........................       475.5            516.6        1,796.5          1,386.7
  Net investment income..........................       877.9            821.2        2,571.6          2,455.5
  Net realized/unrealized capital losses.........        (5.7)          (230.6)         (93.3)          (224.0)
                                                    ---------------   -----------   --------------   ------------
    Total revenues...............................     2,216.5          1,995.9        6,925.7          6,559.2

Expenses:
  Benefits, claims and settlement expenses.......     1,175.7          1,231.6        3,558.7          3,942.7
  Dividends to policyholders.....................        78.7             79.1          232.7            241.0
  Operating expenses.............................       727.5            640.2        2,392.4          1,832.2
                                                    ---------------   -----------   --------------   ------------
    Total expenses...............................     1,981.9          1,950.9        6,183.8          6,015.9
                                                    ---------------   -----------   --------------   ------------
Income from continuing operations before income
    taxes........................................       234.6             45.0          741.9            543.3
Income taxes.....................................        59.1              2.4          207.4            140.6
                                                    ---------------   -----------   --------------   ------------
Income from continuing operations, net
    of related income taxes......................       175.5             42.6          534.5            402.7
Income (loss) from discontinued operations, net
    of related income taxes......................        12.4           (201.0)          11.3           (194.9)
                                                    ---------------   -----------   --------------   ------------
Income (loss) before cumulative effect of
    accounting changes...........................       187.9           (158.4)         545.8            207.8

Cumulative effect of accounting changes, net of
    related income taxes.........................        (3.4)             -             (3.4)          (280.9)
                                                    ---------------   -----------   --------------   ------------
    Net income (loss) ...........................   $   184.5         $ (158.4)     $   542.4        $   (73.1)
                                                    ===============   ===========   ==============   ============


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

Fees and other revenues decreased $41.1 million, or 8%, to $475.5 million for the three months ended September 30, 2003, from $516.6 million for the three months ended September 30, 2002. The decrease was largely due to a $99.4 million decrease from the Mortgage Banking segment resulting from a decrease in gains on the sales of mortgage loans in the third quarter of 2003, as well as a change in accounting due to the adoption of FIN 46. The decrease was partially offset by a

$37.9 million increase from the U.S. Asset Management and Accumulation segment primarily related to improvements in the equity markets and net cash flow, which have led to higher account values, increased proceeds from a commercial mortgage-backed securitization, and increased revenues from Spectrum (our asset manager of investment-grade preferred securities portfolios). In addition, the decrease was partially offset by a $9.5 million increase in the Corporate and Other segment primarily due to a decrease in inter-segment eliminations. The fees and other revenues for the Life and Health Insurance segment increased $6.5 million primarily due to growth in the universal life and variable universal life insurance business and growth and fee rate increases in the fee-for-service business. The fees and other revenues increased $4.4 million for the International Asset Management and Accumulation segment primarily a result of an increase in the number of retirement plan participants in Mexico due to the acquisition of AFORE Tepeyac in 2003.

Net investment income increased $56.7 million, or 7%, to $877.9 million for the three months ended September 30, 2003, from $821.2 million for the three months ended September 30, 2002. The increase was primarily a result of a $6,225.8 million, or 13%, increase in average invested assets and cash, excluding the impact of the implementation of FIN 46. Partially offsetting the increase was a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 6.3% for the three months ended September 30, 2003, compared to 6.9% for the three months ended September 30, 2002. This reflects lower yields on invested assets due in part to a lower interest rate environment.

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

                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 ---------------------------------------------------------------------------
                                                      NET REALIZED                           NET REALIZED/
                                                         GAINS                                UNREALIZED
                                                      (LOSSES) ON          HEDGING          CAPITAL GAINS
                                   IMPAIRMENTS          DISPOSAL          ADJUSTMENTS          (LOSSES)
                                 ---------------------------------------------------------------------------
                                                               (IN MILLIONS)

Fixed maturity securities (1)...  $   (17.5)          $   (11.2)         $   (20.0)         $   (48.7)
Equity securities (2)...........        4.1                 7.9                -                 12.0
Mortgage loans on real
  estate (3)....................       (3.4)                -                  -                 (3.4)
Real estate.....................        -                   6.9                -                  6.9
Derivatives.....................        -                   -                 81.7               81.7
Other...........................        -                  18.0              (72.2)             (54.2)
                                 ---------------------------------------------------------------------------
  Total.........................  $   (16.8)          $    21.6          $   (10.5)         $    (5.7)
                                 ===========================================================================

-----------------------
(1) Net realized gains (losses) on disposal includes gross realized gains of $4.5 million and gross realized losses of $15.7 million.

(2) Net realized gains (losses) on disposal includes gross realized gains of $8.2 million and gross realized losses of $0.3 million.

(3)  Includes  a  $3.1  million  decrease  in  commercial   mortgage   valuation
     allowance.

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

Income taxes increased $56.7 million to $59.1 million for the three months ended September 30, 2003 from $2.4 million for the three months ended September 30, 2002. The effective income tax rate was 25% for the three months ended September 30, 2003 and 5% for the three months ended September 30, 2002. The effective income tax rates for the three months ended September 30, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes. The increase in the effective tax rate to 25% for the three months ended September 30, 2003, from 5% for the three months ended September 30, 2002, was primarily due to a greater increase in net income before taxes relative to the change in permanent tax differences.

As a result of the foregoing factors and the inclusion of income (loss) from discontinued operations and the cumulative effect of accounting change, net of related income taxes, net income increased $342.9 million to $184.5 million of net income for the three months ended September 30, 2003, from $158.4 million of net loss for the three months ended September 30, 2002. The income (loss) from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting change was related to our implementation of FIN 46.

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

Fees and other revenues increased $409.8 million, or 30%, to $1,796.5 million for the nine months ended September 30, 2003, from $1,386.7 million for the nine months ended September 30, 2002. The increase was primarily due to a $301.0 million increase from the Mortgage Banking segment resulting from an increase in mortgage loan production fee revenues, reflecting the increase in mortgage loan production volume. The increase also related to a $68.1 million increase from the U.S. Asset Management and Accumulation segment primarily related to improvements in the equity markets and net cash flow, which have led to higher account values. Fee revenues have also increased due to the acquisition of BCI Group and increased revenues from Spectrum.

Net investment income increased $116.1 million, or 5%, to $2,571.6 million for the nine months ended September 30, 2003, from $2,455.5 million for the nine months ended September 30, 2002. The increase was primarily a result of a $4,899.0 million, or 10%, increase in average invested assets and cash, excluding the impact of the implementation of FIN 46. Partially offsetting the increase was a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 6.4% for the nine months ended September 30, 2003, compared to 7.0% for the nine months ended September 30, 2002. This reflects lower yields on invested assets due in part to a lower interest rate environment.

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

                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 ---------------------------------------------------------------------------
                                                     NET REALIZED                           NET REALIZED/
                                                         GAINS                                UNREALIZED
                                                      (LOSSES) ON          HEDGING          CAPITAL GAINS
                                   IMPAIRMENTS         DISPOSAL          ADJUSTMENTS           (LOSSES)
                                 ---------------------------------------------------------------------------
                                                               (IN MILLIONS)

Fixed maturity securities (1)...  $  (111.3)          $   (22.4)         $   (26.3)         $  (160.0)
Equity securities (2)...........       (6.7)                4.7                -                 (2.0)
Mortgage loans on real
  estate (3)....................      (15.2)                -                  -                (15.2)
Real estate.....................        -                   9.7                -                  9.7
Derivatives.....................        -                   -                 76.4               76.4
Other...........................        -                  71.2              (73.4)              (2.2)
                                 ---------------------------------------------------------------------------
  Total.........................  $  (133.2)          $    63.2          $   (23.3)         $   (93.3)
                                 ===========================================================================

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

Income taxes increased $66.8 million, or 48%, to $207.4 million for the nine months ended September 30, 2003 from $140.6 million for the nine months ended September 30, 2002. The effective income tax rate was 28% for the nine months ended September 30, 2003 and 26% for the nine months ended September 30, 2002. The effective income tax rates for the nine months ended September 30, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes.

As a result of the foregoing factors and the inclusion of income (loss) from discontinued operations and the cumulative effect of accounting changes, net of related income taxes, net income increased $615.5 million to $542.4 million of net income for the nine months ended September 30, 2003, from $73.1 million of net loss for the nine months ended September 30, 2002. The income (loss) from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting changes were related to our implementation of FIN 46 in 2003 and our implementation of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142") in 2002.

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

The following table presents segment information as of or for the periods indicated:

                                                      AS OF OR FOR THE THREE             AS OF OR FOR THE NINE
                                                          MONTHS ENDED                       MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------    ------------------------------
                                                      2003              2002             2003             2002
                                                  --------------    -------------    -------------    -------------
                                                                             (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation........     $     871.9       $     865.9      $   2,626.9      $   2,863.7
International Asset Management and
   Accumulation...............................            99.9              82.8            289.7            252.3
Life and Health Insurance.....................           995.7             987.7          3,009.8          2,950.7
Mortgage Banking..............................           238.5             312.9          1,095.5            731.3
Corporate and Other (1).......................            15.4             (15.8)             8.5              1.4
                                                  --------------    -------------    -------------    -------------
   Total segment operating revenues...........         2,221.4           2,233.5          7,030.4          6,799.4
Net realized/unrealized capital losses,
   including recognition of front-end fee
   revenues and certain market value
   adjustments to fee revenues(2).............            (4.9)           (237.6)          (104.7)          (240.2)
                                                  --------------    -------------    -------------    -------------
   Total revenue per consolidated statements
     of operations............................     $   2,216.5       $   1,995.9      $   6,925.7      $   6,559.2
                                                  ==============    =============    =============    =============
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .......     $     110.5       $      84.9      $     316.2      $     287.2
International Asset Management and
   Accumulation...............................             8.0               5.0             26.7             10.1
Life and Health Insurance.....................            52.8              55.7            174.8            171.7
Mortgage Banking..............................            (1.4)             62.5             96.0            113.8
Corporate and Other ..........................             3.8              (5.6)           (11.6)           (11.3)
                                                  --------------    -------------    -------------    -------------
   Total segment operating earnings...........           173.7             202.5            602.1            571.5
Net realized/unrealized capital gains
   (losses), as adjusted(2)...................             1.8            (146.9)           (67.6)          (153.8)
Other after-tax adjustments(3)................             9.0            (214.0)             7.9           (490.8)
                                                  --------------    -------------    -------------    -------------
   Net income (loss) per consolidated
     statements of operations.................     $     184.5       $    (158.4)     $     542.4      $     (73.1)
                                                  ==============    =============    =============    =============
TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation (4)....     $  79,307.0       $  68,556.7      $  79,307.0      $  68,556.7
International Asset Management and
   Accumulation...............................         2,724.0           4,528.1          2,724.0          4,528.1
Life and Health Insurance.....................        11,903.1          11,152.0         11,903.1         11,152.0
Mortgage Banking (5)..........................         7,810.4           3,220.3          7,810.4          3,220.3
Corporate and Other (6).......................         1,970.1             813.6          1,970.1            813.6
                                                  --------------    -------------    -------------    -------------
  Total assets................................     $ 103,714.6       $  88,270.7      $ 103,714.6      $  88,270.7
                                                  ==============    =============    =============    =============

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

                                                          FOR THE THREE                      FOR THE NINE
                                                          MONTHS ENDED                       MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------    ------------------------------
                                                      2003              2002             2003             2002
                                                  -------------     -------------    -------------    -------------
                                                                           (IN MILLIONS)

Net realized/unrealized capital losses........     $  (5.7)          $(230.6)          $(93.3)         $   (224.0)
Certain market value adjustments to fee
  revenues....................................         -                (9.0)           (16.5)              (22.2)
Recognition of front-end fee revenues.........         0.8               2.0              5.1                 6.0
                                                  -------------     -------------    -------------    -------------
  Net realized/unrealized capital losses,
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues ..............        (4.9)           (237.6)          (104.7)             (240.2)
Amortization of deferred policy acquisition
  costs related to net realized/unrealized
  capital gains (losses)......................        (0.3)              6.5              3.0                18.8
Capital (gains) losses distributed............        (1.1)              3.0             (3.0)              (18.8)
Minority interest capital losses..............         0.1               -                0.4                 -
                                                  -------------     -------------    -------------    -------------
  Net realized/unrealized capital losses,
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues, net of
    related amortization of deferred policy
    acquisition costs, capital gains (losses)
    distributed and minority capital losses...        (6.2)           (228.1)          (104.3)             (240.2)
Income tax effect ............................         8.0              81.2             36.7                86.4
                                                  -------------     -------------    -------------    -------------
  Net realized/unrealized capital gains
    (losses), as adjusted.....................     $   1.8           $(146.9)          $(67.6)         $   (153.8)
                                                 ==============     =============    =============    =============


(3)For the three months ended September 30, 2003, other after-tax adjustments of $9.0 million included (1) the positive effect of a change in the estimated loss on disposal of BT Financial Group ($12.4 million) and (2) the negative effect of a cumulative effect of an accounting change related to the implementation of FIN 46 ($3.4 million). For the three months ended September 30, 2002, other after-tax adjustments of $214.0 million included the negative effects of: (1) the loss from discontinued operations of BT Financial Group ($201.0 million) and (2) an increase to a loss contingency reserve established for sales practice litigation ($13.0 million). For the nine months ended September 30, 2003, other after-tax adjustments of $7.9 million included (1) the positive effect of a change in the estimated loss on disposal of BT Financial Group ($11.3 million) and (2) the negative effect of a cumulative effect of an accounting change related to the implementation of FIN 46 ($3.4 million). For the nine months ended September 30, 2002, other after-tax adjustments of $490.8 million included the negative effects of: (1) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million); (2) the loss from discontinued operations of BT Financial Group ($194.9 million); (3) an increase to a loss contingency reserve established for sales practice litigation ($13.0 million); and (4) expenses related to our demutualization ($2.0 million).

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

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

                                                       FOR THE THREE                     FOR THE NINE
                                                       MONTHS ENDED                      MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                              -------------------------------    ------------------------------
                                                  2003              2002             2003             2002
                                              --------------    -------------    -------------    -------------
                                                                       (IN MILLIONS)
OPERATING REVENUES DATA:
Operating revenues(1):
  Premiums and other considerations.....       $      71.5       $     106.5      $    259.7       $    595.4
  Fees and other revenues...............             195.1             165.0           573.4            510.1
  Net investment income.................             605.3             594.4         1,793.8          1,758.2
                                              --------------    -------------    -------------    -------------
    Total operating revenues............             871.9             865.9         2,626.9          2,863.7

Expenses:
  Benefits, claims and settlement expenses,
    including dividends to policyholders             506.3             569.0         1,550.5          1,938.1
  Operating expenses....................             216.0             194.0           661.3            565.0
                                              --------------    -------------    -------------    -------------
    Total expenses......................             722.3             763.0         2,211.8          2,503.1
                                              --------------    -------------    -------------    -------------
Pre-tax operating earnings..............             149.6             102.9           415.1            360.6
Income taxes............................              39.1              18.0            98.9             73.4
                                              --------------    -------------    -------------    -------------
Operating earnings......................             110.5              84.9           316.2            287.2

Net realized/unrealized capital losses, as
  adjusted .............................             (19.7)            (55.0)          (79.8)          (160.2)
Other after-tax adjustments.............              (1.7)              -              (1.7)             -
                                              --------------    -------------    -------------    -------------
U. S. GAAP REPORTED:
Net income..............................       $      89.1       $      29.9      $    234.7       $    127.0
                                              ==============    =============    =============    =============

------------------
(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

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

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following  table  presents  certain  summary  financial data relating to the
International  Asset  Management  and  Accumulation   segment  for  the  periods
indicated:

                                                  FOR THE THREE                      FOR THE NINE
                                                  MONTHS ENDED                       MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                         --------------------------------    ------------------------------
                                             2003              2002             2003              2002
                                         -------------     --------------    ------------     -------------
                                                                   (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other consideration...    $      50.0       $       37.3      $    132.2       $     123.1
  Fees and other revenues............           19.6               15.2            56.8              40.9
  Net investment income..............           30.3               30.3           100.7              88.3
                                         -------------     --------------    ------------     -------------
    Total operating revenues.........           99.9               82.8           289.7             252.3

Expenses:
  Benefits, claims and settlement
    expenses.........................           65.6               56.1           187.1             175.3
  Operating expenses.................           25.2               21.5            70.7              64.4
                                         -------------     --------------    ------------     -------------
    Total expenses...................           90.8               77.6           257.8             239.7
                                         -------------     --------------    ------------     -------------
Pre-tax operating earnings...........            9.1                5.2            31.9              12.6
Income taxes.........................            1.1                0.2             5.2               2.5
                                         -------------     --------------    ------------     -------------
Operating earnings...................            8.0                5.0            26.7              10.1

Net realized/unrealized capital
   gains (losses), as adjusted.......            3.6                3.0            (3.1)             14.0
Other after-tax adjustments..........           12.4             (201.0)           11.3            (471.2)
                                         -------------     --------------    ------------     -------------
U.S. GAAP REPORTED:
Net income (loss)....................    $      24.0       $     (193.0)     $     34.9        $   (447.1)
                                         =============     ==============    ============     =============
OTHER DATA:
Operating earnings (loss):
  Principal International............    $       8.0       $        5.8      $     26.7       $      12.4
  BT Financial Group.................            -                 (0.8)            -                (2.3)

Net income (loss):
  Principal International............    $      11.6       $        8.8       $    23.6       $       5.5
  BT Financial Group.................           12.4             (201.8)           11.3            (452.6)

------------------
(1) Excludes net realized/unrealized capital gains (losses).

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

LIFE AND HEALTH INSURANCE SEGMENT

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                         FOR THE THREE                     FOR THE NINE
                                                         MONTHS ENDED                      MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ------------------------------    -----------------------------
                                                     2003             2002            2003             2002
                                                 --------------   -------------    ------------     ------------
                                                                         (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations........       $    747.3       $    744.9       $ 2,259.0        $ 2,222.5
  Fees and other revenues..................             85.0             78.5           253.0            233.5
  Net investment income....................            163.4            164.3           497.8            494.7
                                                 --------------   -------------    ------------     ------------
     Total operating revenues..............            995.7            987.7         3,009.8          2,950.7

Expenses:
  Benefits, claims and settlement expenses.            607.1            612.5         1,829.6          1,822.7
  Dividends to policyholders...............             76.4             76.9           226.5            232.8
  Operating expenses.......................            232.9            213.4           690.3            632.9
                                                 --------------   -------------    ------------     ------------
     Total expenses........................            916.4            902.8         2,746.4          2,688.4
                                                 --------------   -------------    ------------     ------------
Pre-tax operating earnings.................             79.3             84.9           263.4            262.3
Income taxes...............................             26.5             29.2            88.6             90.6
                                                 --------------   -------------    ------------     ------------
Operating earnings.........................             52.8             55.7           174.8            171.7

Net realized/unrealized capital losses, as
  adjusted.................................             (1.1)           (10.1)          (11.5)           (41.4)
Other after-tax adjustments................               -               -               -               (4.6)
                                                 --------------   -------------    ------------     ------------
U.S. GAAP REPORTED:
Net income.................................       $     51.7       $     45.6       $   163.3        $   125.7
                                                 ==============   =============    ============     ============

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

MORTGAGE BANKING SEGMENT


The following table presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                            FOR THE THREE                          FOR THE NINE
                                            MONTHS ENDED                           MONTHS ENDED
                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                   ---------------------------------     ----------------------------------
                                         2003               2002                2003               2002
                                   -----------------    ------------     -----------------     ------------
                                      (AS RESTATED)                         (AS RESTATED)
                                                                (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues:
     Loan servicing...............  $   168.8            $   149.5        $  515.7               $429.6
     Loan production..............       69.7                163.4           579.8                301.7
                                   -----------------    ------------     -----------------     ------------
         Total operating revenues.      238.5                312.9         1,095.5                731.3

Expenses:
     Loan servicing...............      187.9                146.4           772.9                405.2
     Loan production..............       53.4                 51.5           168.6                129.4
                                   -----------------    ------------     -----------------     ------------
         Total expenses...........      241.3                197.9           941.5                534.6
                                   -----------------    ------------     -----------------     ------------
Pre-tax operating earnings
     (loss).......................       (2.8)               115.0           154.0                196.7
Income taxes (benefits)...........       (1.4)                52.5            58.0                 82.9
                                   -----------------    ------------     -----------------     ------------
Operating earnings (loss).........       (1.4)                62.5            96.0                113.8

Net realized/unrealized capital
     losses, as adjusted .........        -                    -               -                    -
Other after-tax adjustments.......      (10.0)                 -             (10.0)                 -
                                   -----------------    ------------     ------------------    ------------
U. S. GAAP REPORTED:
Net income (loss).................  $   (11.4)           $    62.5        $   86.0               $113.8
                                   =================    ============     ==================    ============


THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Total operating revenues decreased $74.4, or 24%, million to $238.5 million for the three months ended September 30, 2003, from $312.9 million for the three months ended September 30, 2002. Residential mortgage loan production revenues decreased $93.7 million due to a decrease in gains on the sale of mortgage loans reflecting rising interest rates, as well as a change in accounting due to the adoption of FIN 46. The decrease in gains was slightly offset by an increase in mortgage loan production to $18.1 billion for the three months ended September 30, 2003, compared to $11.1 billion for the same period a year ago. Residential mortgage loan servicing revenues increased $19.3 million, which reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $116.2 billion for the three months ended September 30, 2003, compared to $99.4 billion for the same period a year ago.

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

Income tax benefits increased $53.9 million to an income tax benefit of $1.4 million for the three months ended September 30, 2003, from an income tax expense of $52.5 million for the three months ended September 30, 2002. The decrease in income taxes primarily resulted from a decrease in pre-tax operating earnings. The effective income tax rate for this segment was 50% for the three months ended September 30, 2003, and 46% for the three months ended September 30, 2002. The effective income tax rates for the three months ended September 30, 2003 and 2002, were higher than the corporate income tax rate of 35% due to state income taxes. The effective tax rate of 50% for the three months ended September 30, 2003, was primarily due to the amount of permanent tax differences, excluding state income taxes, staying relatively constant while pre-tax operating earnings decreased. The effective tax rate of 46% for the three months ended September 30, 2002, was primarily due to the cumulative effect of increasing deferred tax liabilities and deferred tax expense for a change in the state income tax apportionment factor, a result of our sale of substantially all of BT Financial Group.

As a result of the foregoing factors, operating loss increased $63.9 million to an operating loss of $1.4 million for the three months ended September 30, 2003, from operating earnings of $62.5 million for the three months ended September 30, 2002.

For the three months ended September 30, 2003, net loss included the negative effect of other after-tax adjustments totaling $10.0 million related to a cumulative effect of accounting change due to our implementation of FIN 46.

As a result of the foregoing factors, net loss increased $73.9 million to a net loss of $11.4 million for the three months ended September 30, 2003, from net income of $62.5 million for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Total operating revenues increased $364.2 million, or 50%, to $1,095.5 million for the nine months ended September 30, 2003, from $731.3 million for the nine months ended September 30, 2002. Residential mortgage loan production revenues increased $278.1 million primarily due to an increase in mortgage loan production, which increased to $50.8 billion for the nine months ended September 30, 2003, compared to $30.3 billion for the same period a year ago. An $86.1 million increase in residential mortgage loan servicing revenues reflects an increase in the residential mortgage loan servicing portfolio. The average balance of the servicing portfolio was $114.1 billion for the nine months ended September 30, 2003, compared to $92.6 billion for the same period a year ago.

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

Income taxes decreased $24.9 million, or 30%, to $58.0 million for the nine months ended September 30, 2003, from $82.9 million for the nine months ended September 30, 2002. Income taxes declined primarily due to a decrease in pre-tax operating earnings. The effective income tax rate for this segment was 38% for the nine months ended September 30, 2003, and 42% for the nine months ended September 30, 2002. The effective income tax rates for the nine months ended September 30, 2003 and 2002, were higher than the corporate income tax rate of 35% due to state income taxes. The effective tax rate of 42% for the nine months ended September 30, 2002 was primarily due to the cumulative effect of increasing deferred tax liabilities and deferred tax expense for a change in the state income tax apportionment factor, a result of our sale of substantially all of BT Financial Group.

As a result of the foregoing factors, operating earnings decreased $17.8 million, or 16%, to $96.0 million for the nine months ended September 30, 2003, from $113.8 million for the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, net income included the negative effect of other after-tax adjustments totaling $10.0 million related to a cumulative effect of accounting change due to our implementation of FIN 46.

As a result of the foregoing factors, net income decreased $27.8 million, or 24%, to $86.0 million for the nine months ended September 30, 2003, from $113.8 million for the nine months ended September 30, 2002.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

                                                             FOR THE THREE                  FOR THE NINE
                                                             MONTHS ENDED                   MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -----------------------------   ----------------------------
                                                        2003             2002           2003            2002
                                                     ------------    -------------   ------------    ------------
                                                                             (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues (1):
         Total operating revenues...............      $    15.4        $  (15.8)      $     8.5       $    1.4

Expenses:
         Total expenses.........................            9.8            (0.9)           26.7           27.0
                                                     ------------    -------------   ------------    ------------
Pre-tax operating earnings (loss)...............            5.6           (14.9)          (18.2)         (25.6)
Income taxes (benefits).........................            1.8            (9.3)           (6.6)         (14.3)
                                                     ------------    -------------   ------------    ------------
Operating earnings (loss).......................            3.8            (5.6)          (11.6)         (11.3)

Net realized/unrealized capital gains (losses),
  as adjusted...................................           19.0           (84.8)           26.8           33.8
Other after-tax adjustments.....................            8.3           (13.0)            8.3          (15.0)
                                                     ------------    -------------   ------------    ------------
U.S. GAAP REPORTED:

Net income (loss)...............................      $    31.1        $ (103.4)      $    23.5       $    7.5
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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $3,076.2 million and $3,520.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash provided by our operations between periods primarily related to decreases in funds collected through servicing on behalf of investors related to mortgage banking services and fluctuations in total company payables, partially offset by increases in fee receipts.

Net cash used in investing activities was $3,486.2 million and $3,431.5 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash used in investing activities between periods was primarily related to the sale of our shares of Coventry stock in 2002, with no corresponding sale occurring in 2003 in addition to an increase in net purchases of mortgage loans and mortgage servicing rights. These increases were partially offset by an increase in the net sales and maturities of available-for-sale securities.

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

                                                                     YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------
                              THREE
                              MONTHS
                              ENDED
                             DECEMBER                                                                        2008 AND
                             31, 2003           2004            2005           2006          2007           THEREAFTER
-----------------------------------------------------------------------------------------------------------------------
                                                                  (IN MILLIONS)

Long-term debt..........         $  15.0       $  742.9         $  74.4        $  971.3       $ 98.2         $   844.1
Non-recourse
    medium-term notes...            95.2          589.0           853.1           124.3         26.9           1,776.1
Operating leases........            13.4           38.6            26.0            18.2         13.4              42.1
                           --------------------------------------------------------------------------------------------
  Total contractual
     cash obligations...         $ 123.6       $1,370.5         $ 953.5        $1,113.8       $138.5         $ 2,662.3
                           ============================================================================================

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

INVESTMENTS

We had total consolidated assets as of September 30, 2003, of $103.7 billion, of which $56.4 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $54.6 billion were held by our U.S. operations and the remaining $1.8 billion were held by our International Asset Management and Accumulation segment.

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

                              U.S. INVESTED ASSETS

                                                             AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                          -----------------------    --------------------------
                                                                   2003                      2002
                                                          -----------------------    --------------------------
                                                            CARRYING       % OF        CARRYING       % OF
                                                             AMOUNT        TOTAL        AMOUNT        TOTAL
                                                          ------------  ---------    -------------  -----------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................        $  24,841.7        46%     $  22,766.8      48%
   Private........................................           10,897.4        20         10,440.3      22
Equity securities.................................              357.9         1            358.1       1
Mortgage loans
   Commercial ....................................            9,850.4        18          9,365.8      20
   Residential (1)................................            5,296.8        10          1,463.6       3
Real estate held for sale ........................              202.0         -            179.5       -
Real estate held for investment...................            1,305.0         2          1,042.1       2
Policy loans......................................              805.8         1            818.5       2
Other investments ................................            1,018.4         2          1,075.5       2
                                                          ------------  ---------      -----------  -----------
   Total invested assets..........................           54,575.4       100%        47,510.2     100%
                                                                        =========                   ===========
Cash and cash equivalents.........................              942.5                      941.5
                                                          ------------               -------------
   Total invested assets and cash ................        $  55,517.9                $  48,451.7
                                                          ============               =============

-------------
(1) As a result of our implementation of FIN 46, effective July 1, 2003, residential mortgage loans include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $3.5 billion in mortgage loans held for sale as of September 30, 2003.

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

                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------
                                                     2003                          2002
                                             ----------------------   --------------------------

                                              YIELD        AMOUNT      YIELD          AMOUNT
                                             --------    ----------   --------    --------------
                                                                ($ IN MILLIONS)

Fixed maturity securities.............       6.2%         $  557.1      6.8%        $   534.8
Equity securities.....................       9.0               8.2      2.8               4.1
Mortgage loans - Commercial...........       7.8             191.7      7.5             179.4
Mortgage loans - Residential..........       9.1              79.6      5.4              17.1
Real Estate...........................       5.7              20.9      7.8              22.8
Policy loans..........................       6.7              13.6      7.1              14.6
Cash and cash equivalents.............       1.1               3.4      2.3               4.8
Other investments.....................      10.1              26.5     19.7              40.4
                                                          ---------               --------------
  Total before investment expenses....       6.7             901.0      7.0             818.0

Investment expenses...................       0.4              53.4      0.2              27.1
                                                         ----------               --------------
  Net investment income...............       6.3%         $  847.6      6.8%        $   790.9
                                                         ==========               ==============


                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------
                                                     2003                          2002
                                             ----------------------       ---------------------------

                                              YIELD        AMOUNT          YIELD           AMOUNT
                                             --------    ----------       --------       ------------
                                                                ($ IN MILLIONS)

Fixed maturity securities.............          6.4%      $ 1,666.7         6.9%           $ 1,577.0
Equity securities.....................          8.1            21.9         4.7                 20.7
Mortgage loans - Commercial...........          7.4           538.1         7.5                544.7
Mortgage loans - Residential..........          4.5           113.3         5.4                 53.2
Real Estate...........................          6.1            62.7         8.3                 72.9
Policy loans..........................          6.8            41.3         7.0                 43.5
Cash and cash equivalents.............          1.4            10.0         3.0                 11.8
Other investments.....................         15.8           124.7        18.6                113.7
                                                         -----------                     ------------
  Total before investment expenses....          6.6         2,578.7         7.1              2,437.5

Investment expenses...................          0.3           107.8         0.2                 70.3
                                                         -----------                     ------------
  Net investment income...............          6.3%      $ 2,470.9         6.9%           $ 2,367.2
                                                         ===========                     ============

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

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                           AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                          -----------------------   ------------------------
                                                                   2003                      2002
                                                          -----------------------   ------------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                          ------------   --------   -------------  ---------
                                                                          ($ IN MILLIONS)
U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies................     $   352.1         1%     $     518.6        2%
States and political subdivisions......................         512.3         1            426.3        1
Non-U.S. governments...................................         435.9         1            380.5        1
Corporate - public.....................................      18,531.4        52         17,061.2       52
Corporate - private....................................       9,268.0        26          8,777.5       26
Residential pass-through securities....................       2,216.5         6          2,327.0        7
Commercial MBS.........................................       2,822.8         8          2,476.4        7
Collateral mortgage obligations........................         189.9         1              -          -
Asset-backed securities................................       1,410.2         4          1,239.6        4
                                                          ------------   --------   -------------  ---------
   Total fixed maturities..............................     $35,739.1       100%     $  33,207.1     100%
                                                          ============    =======   =============  =========

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


                              U.S. INVESTED ASSETS
                  FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                               AS OF SEPTEMBER 30, 2003                   AS OF DECEMBER 31, 2002
                                       ---------------------------------------- -------------------------------------------
                                                                      % OF                                         % OF
                       RATING                                         TOTAL                                       TOTAL
NAIC                   AGENCY           AMORTIZED     CARRYING      CARRYING       AMORTIZED      CARRYING       CARRYING
RATING (1)           EQUIVALENT            COST        AMOUNT        AMOUNT          COST          AMOUNT         AMOUNT
-----------    ---------------------   ------------  -----------  -------------- ------------   ------------    -----------
                                                                         ($ IN MILLIONS)

1               Aaa/Aa/A...........     $  16,431.6   $ 17,677.5      49%          $15,377.5      $16,539.9        50%
2               Baa................        13,785.3     15,018.1      42            12,921.8       13,657.4        41
3               Ba.................         2,003.9      2,098.5       6             2,168.8        2,080.8         6
4               B..................           554.2        527.6       1               506.2          434.5         1
5               Caa and lower......           193.9        170.8       1               215.6          162.5         1
6               In or near
                default............           239.2        246.6       1               371.0          332.0         1
                                       ------------  -----------  -------------- ------------   ------------    -----------
                  Total fixed
                    maturities.....     $  33,208.1   $ 35,739.1     100%          $31,560.9      $33,207.1       100%
                                       ============  ===========  ============== ============   ============    ===========

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


                              U.S. INVESTED ASSETS
             CORPORATE FIXED MATURITY SECURITIES BY SALOMON INDUSTRY

                                                           AS OF SEPTEMBER 30,         AS OF DECEMBER 31,
                                                       -------------------------  -------------------------
                                                                 2003                       2002
                                                       -------------------------  -------------------------
                                                         CARRYING        % OF      CARRYING         % OF
                                                          AMOUNT         TOTAL      AMOUNT          TOTAL
                                                       -------------   ---------  ------------   ----------
                                                                         ($ IN MILLIONS)
INDUSTRY CLASS
Finance - Bank..........................               $  2,930.1          10%     $  2,431.5          9%
Finance - Insurance.....................                  1,534.9           5         1,006.8          4
Finance - Other.........................                  3,328.4          12         3,199.0         12
Industrial - Consumer...................                    903.8           3           958.2          4
Industrial - Energy.....................                  3,012.7          11         2,959.5         11
Industrial - Manufacturing..............                  5,923.7          21         5,882.5         23
Industrial - Other......................                    139.9           1           133.1          1
Industrial - Service....................                  4,362.1          16         3,932.7         15
Industrial - Transport..................                    990.4           4         1,058.9          4
Utility - Electric......................                  2,786.5          10         2,539.4         10
Utility - Other.........................                     69.2           -           161.4          1
Utility - Telecom.......................                  1,817.7           7         1,575.7          6
                                                       -------------   ---------  ------------   ----------
    Total...............................               $ 27,799.4         100%     $ 25,838.7        100%
                                                       =============   =========  ============   ==========

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

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                               AS OF SEPTEMBER 30, 2003
                                               ----------------------------------------------------------
                                                                GROSS           GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       CARRYING
                                                  COST           GAINS         LOSSES          AMOUNT
                                               ------------ --------------- --------------- -------------
                                                                     (IN MILLIONS)

Finance - Bank..........................       $   2,752.6    $   211.6      $    34.1      $   2,930.1
Finance - Insurance.....................           1,433.5        105.3            3.9          1,534.9
Finance - Other.........................           3,122.8        223.9           18.3          3,328.4
Industrial - Consumer...................             834.5         70.1            0.8            903.8
Industrial - Energy.....................           2,744.4        295.6           27.3          3,012.7
Industrial - Manufacturing..............           5,524.9        419.5           20.7          5,923.7
Industrial - Other......................             127.5         12.4             -             139.9
Industrial - Service....................           3,983.6        384.6            6.1          4,362.1
Industrial - Transport..................             937.9         79.6           27.1            990.4
Utility - Electric......................           2,613.1        186.0           12.6          2,786.5
Utility - Other.........................              63.2          6.0             -              69.2
Utility - Telecom.......................           1,626.1        196.2            4.6          1,817.7
                                               ------------ --------------- --------------- -------------
  Total corporate securities............       $  25,764.1    $ 2,190.8      $   155.5      $  27,799.4
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies.............             335.9         16.2             -             352.1
States and political subdivisions.......             476.8         38.5            3.0            512.3
Non-U.S. governments....................             367.9         68.0             -             435.9
Mortgage-backed and other
  asset-backed securities...............           6,167.8        388.5           20.4          6,535.9
                                               ------------ --------------- --------------- -------------
  Total fixed maturities................       $  33,112.5    $ 2,702.0      $   178.9      $  35,635.6
                                               ============ =============== =============== =============

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                               AS OF DECEMBER 31, 2002
                                               ---------------------------------------------------------
                                                                 GROSS          GROSS
                                                AMORTIZED      UNREALIZED     UNREALIZED       CARRYING
                                                  COST           GAINS          LOSSES          AMOUNT
                                               ------------- -------------- ------------   -------------
                                                                    (IN MILLIONS)

Finance - Bank..........................       $   2,303.1    $     162.4    $    34.0      $   2,431.5
Finance - Insurance.....................             955.9           55.1          4.2          1,006.8
Finance - Other.........................           3,019.5          185.9          6.4          3,199.0
Industrial - Consumer...................             903.8           59.3          4.9            958.2
Industrial - Energy.....................           2,898.0          192.6        131.1          2,959.5
Industrial - Manufacturing..............           5,603.3          335.1         55.9          5,882.5
Industrial - Other......................             125.6            8.2          0.7            133.1
Industrial - Service....................           3,652.3          296.5         16.1          3,932.7
Industrial - Transport..................           1,049.3           70.0         60.4          1,058.9
Utility - Electric......................           2,556.2          107.1        123.9          2,539.4
Utility - Other.........................             159.9            4.8          3.3            161.4
Utility - Telecom.......................           1,472.8          129.7         26.8          1,575.7
                                               ------------- -------------- ------------   -------------
  Total corporate securities............       $  24,699.7    $   1,606.7    $   467.7      $  25,838.7
U.S. Treasury securities and
  obligations of U.S. Government
  corporations and agencies.............             499.2           19.4          -              518.6
States and political subdivisions.......             399.2           33.0          5.9            426.3
Non-U.S. governments....................             329.9           53.7          3.1            380.5
Mortgage-backed and other
  asset-backed securities...............           5,535.9          419.9         14.5          5,941.3
                                               ------------- -------------- ------------   -------------
  Total fixed maturities................       $  31,463.9    $   2,132.7    $   491.2      $  33,105.4
                                               ============= ============== ============   =============

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

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INVESTMENT GRADE

                                                              AS OF SEPTEMBER 30, 2003
                                              ----------------------------------------------------------
                                                                 GROSS          GROSS
                                                AMORTIZED      UNREALIZED     UNREALIZED       CARRYING
                                                  COST           GAINS          LOSSES          AMOUNT
                                               ------------- -------------- ------------   -------------
                                                                    (IN MILLIONS)
Investment Grade:
   Public...................................   $  21,476.3    $ 1,802.1      $    32.4      $  23,246.0
   Private..................................       8,645.0        749.5           48.4          9,346.1
Below Investment Grade:
   Public...................................       1,553.2         81.8           39.2          1,595.8
   Private..................................       1,438.0         68.6           58.9          1,447.7
                                               ------------- -------------- ------------   -------------
Total fixed maturities......................   $  33,112.5    $ 2,702.0      $   178.9      $  35,635.6
                                               ============= ============== ============   =============


                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INVESTMENT GRADE

                                                               AS OF DECEMBER 31, 2002
                                               ---------------------------------------------------------
                                                                 GROSS          GROSS
                                                AMORTIZED      UNREALIZED     UNREALIZED       CARRYING
                                                  COST           GAINS          LOSSES          AMOUNT
                                               ------------- -------------- ------------   -------------
                                                                    (IN MILLIONS)
Investment Grade:
   Public...................................   $  19,981.5    $ 1,431.1      $    70.8      $  21,341.8
   Private..................................       8,220.8        606.6           73.6          8,753.8
Below Investment Grade:
   Public...................................       1,612.9         41.5          229.4          1,425.0
   Private..................................       1,648.7         53.5          117.4          1,584.8
                                               ------------- -------------- ------------   -------------
Total fixed maturities......................   $  31,463.9    $ 2,132.7      $   491.2      $  33,105.4
                                               ============= ============== ============   =============


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


                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                         AS OF SEPTEMBER 30, 2003
                                        --------------------------------------------------------------------------------------------
                                            PROBLEM, POTENTIAL
                                             PROBLEM, AND                 ALL OTHER FIXED MATURITY
                                             RESTRUCTURED                       SECURITIES                          TOTAL
                                        ---------------------------    ----------------------------- -------------------------------
                                                         GROSS                            GROSS                           GROSS
                                          CARRYING     UNREALIZED        CARRYING       UNREALIZED      CARRYING        UNREALIZED
                                           AMOUNT        LOSSES           AMOUNT         LOSSES          AMOUNT          LOSSES
                                        ------------  -------------    --------------  ------------- --------------  ---------------
                                                                            (IN MILLIONS)

Three months or less..................   $     32.1    $    10.7        $  4.7          $  2.2        $ 36.8            $ 12.9
Greater than three to six months......          -            -             3.8             1.2           3.8               1.2
Greater than six to nine months.......          -            -            31.0             9.7          31.0               9.7
Greater than nine to twelve months....          2.0          0.7           9.8             3.1          11.8               3.8
Greater than twelve months............          6.9          3.0          48.7            18.9          55.6              21.9
                                        ------------  -------------    --------------  ------------- --------------  ---------------
  Total fixed maturities..............   $     41.0    $    14.4        $ 98.0          $ 35.1        $139.0            $ 49.5
                                        ============  =============    ==============  ============= ==============  ===============


                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY


                                                                         AS OF DECEMBER 31, 2002
                                        --------------------------------------------------------------------------------------------
                                            PROBLEM, POTENTIAL
                                             PROBLEM, AND                 ALL OTHER FIXED MATURITY
                                             RESTRUCTURED                       SECURITIES                          TOTAL
                                        ---------------------------    ----------------------------- -------------------------------
                                                         GROSS                            GROSS                           GROSS
                                          CARRYING     UNREALIZED        CARRYING       UNREALIZED      CARRYING        UNREALIZED
                                           AMOUNT        LOSSES           AMOUNT         LOSSES          AMOUNT          LOSSES
                                        ------------  -------------    --------------  ------------- --------------  ---------------
                                                                            (IN MILLIONS)



Three months or less..................   $  98.1       $  34.6          $  60.9         $  29.9        $  159.0       $  64.5
Greater than three to six months......      81.8          52.6             82.3            37.2           164.1          89.8
Greater than six to nine months.......      86.3          79.0              2.5             0.9            88.8          79.9
Greater than nine to twelve months....       -             -                -               -               -             -
Greater than twelve months............      52.7          46.7              1.4             1.0            54.1          47.7
                                        ------------  -------------    --------------  -------------   ------------  ---------------
  Total fixed maturities..............   $ 318.9       $ 212.9          $ 147.1         $  69.0        $  466.0       $ 281.9
                                        ============  =============    ==============  =============   ============  ===============

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

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                      AS OF SEPTEMBER 30,      AS OF DECEMBER 31,
                                                                     ---------------------    ---------------------
                                                                             2003                     2002
                                                                     ---------------------    ---------------------
                                                                                     ($ IN MILLIONS)

Total fixed maturity securities (public and private)............            $   35,739.1            $  33,207.1
                                                                            ============            ===========
Problem fixed maturity securities...............................            $      156.0            $     262.0
Potential problem fixed maturity securities.....................                   257.1                  508.4
Restructured fixed maturity securities..........................                    59.8                  103.9
                                                                            ------------            -----------
   Total problem, potential problem and restructured fixed
     maturity securities........................................            $      472.9            $     874.3
                                                                            ============            ===========
   Total problem, potential problem and restructured fixed
     maturity securities as a percent of total fixed maturity
     securities.................................................                      1%                     3%


MORTGAGE LOANS

Mortgage loans comprised 28% and 23% of total U.S. invested assets as of September 30, 2003, and December 31, 2002, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,850.4 million as of September 30, 2003, and $9,365.8 million as of December 31, 2002, or 65% and 86% of total mortgage loan investments, respectively. Residential mortgages comprised $5,296.8 million as of September 30, 2003 and $1,463.6 million as of December 31, 2002, or 35% and 14% of total mortgage loan investments, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements. As a result of our implementation of FIN 46, effective July 1, 2003, residential mortgage loans include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $3.5 billion in mortgage loans held for sale as of September 30, 2003.

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

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                  AS OF SEPTEMBER 30,       AS OF DECEMBER 31,
                                                                 ---------------------     ---------------------
                                                                         2003                      2002
                                                                 ---------------------     ---------------------
                                                                                 ($ IN MILLIONS)

Beginning balance..........................................          $          83.6           $          90.7
Provision..................................................                      7.8                      33.5
Release....................................................                    (23.2)                    (40.6)
                                                                     ---------------           ---------------
Ending balance.............................................          $          68.2           $          83.6
                                                                     ===============           ===============
Valuation allowance as % of carrying value before reserves.                       1%                        1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING AMOUNT

                                                                  AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                                 ---------------------     ---------------------
                                                                          2003                      2002
                                                                 ---------------------     ---------------------
                                                                                 ($ IN MILLIONS)

Total commercial mortgages ................................            $      9,850.4           $        9,365.8
                                                                       ==============           ================
Problem commercial mortgages(1)............................            $         45.0           $           77.2
Potential problem commercial mortgages ....................                      65.7                       50.4
Restructured commercial mortgages .........................                      60.8                       46.9
                                                                       --------------           ----------------
   Total problem, potential problem and
     restructured commercial mortgages ...................             $        171.5           $          174.5
                                                                       ==============           ================
   Total problem, potential problem and restructured
     commercial mortgages as a percent of total
     commercial mortgages..................................                        2%                         2%


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

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of September 30, 2003, and December 31, 2002, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                                            AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                           ---------------------     ---------------------
                                                                   2003                      2002
                                                           ---------------------     ---------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                           -----------  --------     -----------  --------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................         $  1,182.6        66%      $    998.6      67%
   Private........................................               79.8         5             81.7       6
Equity securities.................................               40.9         2             20.6       1
Mortgage loans
   Residential....................................              288.8        16            252.5      17
Real estate held for investment...................                8.5         -              7.4       1
Other investments ................................              200.2        11            124.6       8
                                                           -----------  --------     -----------  --------
   Total invested assets..........................            1,800.8       100%         1,485.4     100%
                                                                        ========                  ========

Cash and cash equivalents.........................               65.5                       97.1
                                                           -----------               -----------
   Total invested assets and cash ................         $  1,866.3                 $  1,582.5
                                                           ===========               ===========

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

o    rebalance our existing asset or liability portfolios

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

Using the assumptions and data in effect as of September 30, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by $0.2 million. The following table details the estimated changes by risk management strategy:

                                                                        AS OF                 CHANGE IN FAIR VALUE
                     RISK MANAGEMENT                             SEPTEMBER 30, 2003           OF ASSETS LESS FAIR
                        STRATEGY                                VALUE OF TOTAL ASSETS         VALUE OF LIABILITIES
----------------------------------------------------         ----------------------------    ------------------------
                                                                                      (IN MILLIONS)

Primary duration-managed............................                   $   28,842.4                $      (28.8)
Duration-monitored..................................                       12,628.8                        28.6
Non duration-managed................................                        5,653.8                         -
                                                              --------------------------     -----------------------
  Total.............................................                   $   47,125.0                $       (0.2)
                                                              ==========================     =======================

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

               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                                            AS OF SEPTEMBER 30,            AS OF DECEMBER 31,
                                                        -----------------------------  -------------------------
                                                                    2003                        2002
                                                        -----------------------------  -------------------------
                                                             NOTIONAL        % OF        NOTIONAL        % OF
                                                              AMOUNT         TOTAL        AMOUNT        TOTAL
                                                        ---------------   -----------  ------------   ----------
                                                                            ($ IN MILLIONS)

Mortgage-backed forwards and options............          $  10,433.0         26%       $17,494.9         33%
Interest rate swaps.............................              7,903.1         20          9,719.2         18
Swaptions ......................................              5,012.0         13          9,772.5         18
Interest rate lock commitments..................              4,900.7         12          8,198.1         15
U.S. Treasury futures (LIBOR)...................              4,630.0         12          2,225.0          4
Foreign currency swaps..........................              2,877.1          7          3,217.0          6
Interest rate floors............................              1,650.0          4          1,650.0          3
Credit default swaps ...........................                828.3          2            705.2          1
Bond forwards...................................                789.6          2            363.7          1
U.S. Treasury futures...........................                329.8          1            271.1          1
Options on Futures..............................                200.0          1              -            -
Currency forwards...............................                136.6          -              0.2          -
Total return swaps .............................                100.0          -              -            -
Call options....................................                 47.5          -             30.0          -
Treasury rate guarantees........................                  8.8          -             63.0          -
Other...........................................                  1.5          -              -            -
Principal only swaps............................                  -            -            123.6          -
                                                        ---------------   -----------  ------------   ----------
   Total........................................          $  39,848.0        100%       $53,833.5        100%
                                                        ===============   ===========  ============   ==========

               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                                            AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                        -----------------------------  -------------------------
                                                                    2003                         2002
                                                        -----------------------------  -------------------------
                                                              CREDIT         % OF         CREDIT          % OF
                                                             EXPOSURE        TOTAL       EXPOSURE        TOTAL
                                                        ---------------   -----------  ------------   ----------
                                                                             ($ IN MILLIONS)

Foreign currency swaps..........................            $    415.4         70%      $    195.0        68%
Interest rate swaps.............................                  70.6         12             48.4        17
Bond forwards...................................                  53.4          9              -           -
Swaptions ......................................                  29.1          5             31.4        11
Credit default swaps............................                  18.9          3              8.9         3
Call options....................................                   4.9          1              0.4         -
Interest rate floors............................                   1.9          -              1.7         1
Currency forwards...............................                   0.3          -              -           -
                                                        ---------------   -----------  ------------   ----------
  Total.........................................            $    594.5        100%      $    285.8       100%
                                                        ===============   ===========  ============   ==========

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                                     AS OF SEPTEMBER 30, 2003
                                            ----------------------------------------------------------------------------------
                                                                                  FAIR VALUE (NO ACCRUED INTEREST)
                                                                                 ---------------------------------------------
                                                                    WEIGHTED
                                                                    AVERAGE        -100 BASIS                    +100 BASIS
                                               NOTIONAL              TERM             POINT                         POINT
                                                AMOUNT              (YEARS)          CHANGE       NO CHANGE         CHANGE
                                            ----------------  ------------------ -------------  -------------  ---------------
                                                                              ($ IN MILLIONS)

Interest rate swaps..................        $  7,903.1            5.39(1)         $  232.3       $   55.2       $  (120.8)
Interest rate floors.................           1,650.0            2.75(2)             67.5           31.3            11.9
Total return swaps...................             100.0            0.11(3)             (0.4)          (3.4)           (6.4)
U.S. Treasury futures................             329.8            0.22(3)            (32.2)          (3.2)           26.1
U.S. Treasury futures (LIBOR)........           4,630.0            0.98(3)            (12.2)          (4.3)            3.7
Options on futures...................             200.0            0.22(3)             (1.8)          (1.5)            1.5
Swaptions............................           5,012.0            1.12(4)            403.9          200.1           128.3
Treasury rate guarantees.............               8.8            0.23(5)             (1.1)          (0.3)            0.4
Bond forwards........................             789.6            8.30(5)             79.2           58.9            38.6
Mortgage-backed forwards and options.          10,433.0            0.07(5)           (303.9)        (108.6)          112.7
Interest rate lock commitments.......           4,900.7            0.10(6)            106.4           51.2           (92.8)
                                            ----------------                     -------------  -------------  ------------
   Total.............................        $ 35,957.0                            $  537.7       $  275.4       $   103.2
                                            ================                     =============  =============  ============

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

                                                                          AS OF SEPTEMBER 30, 2003
                                                          ------------------------------------------------------------
                                                                      FAIR VALUE (NO ACCRUED INTEREST)
                                                          ------------------------------------------------------------
                                                            -100 BASIS                                   +100 BASIS
                                                           POINT CHANGE             NO CHANGE           POINT CHANGE
                                                          -----------------   -------------------  -------------------
                                                                                  (IN MILLIONS)

4.55% notes payable, due 2004......................        $      416.2         $      408.3          $      400.5
5.49% notes payable, due 2004......................               308.0                306.4                 304.9
5.50% notes payable, due 2004......................               103.3                101.8                 100.4
7.95% notes payable, due 2004......................               211.1                209.3                 207.6
Variable rate equity certificates, due 2005 (1)....                44.0                 44.0                  44.0
Variable rate notes payable, due 2006 (2)..........               800.0                800.0                 800.0
Variable rate equity certificates, due 2006 (3)....               149.0                149.0                 149.0
8.2% notes payable, due 2009.......................               588.3                560.0                 533.7
7.875% surplus notes payable, due 2024.............               212.5                210.2                 201.9
8% surplus notes payable, due 2044.................               120.4                108.5                  97.6
Non-recourse mortgages and notes payable...........               350.0                342.1                 334.4
Other mortgages and notes payable..................                71.6                 70.6                  69.7
                                                          -----------------   -------------------  -------------------
   Total long-term debt............................        $    3,374.4         $    3,310.2          $    3,243.7
                                                          =================   ===================  ===================

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

    Current Report on Form 8-K dated and filed August 1, 2003.

    Current Report on Form 8-K dated August 4, 2003, filed August 5, 2003.

    Current Report on Form 8-K dated and filed August 5, 2003.

    Current Report on Form 8-K dated and filed September 10, 2003.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRINCIPAL FINANCIAL GROUP, INC.
Dated:  February 13, 2004                 By   /S/ MICHAEL H. GERSIE
                                          --------------------------------------
                                               Michael H. Gersie
                                               Executive Vice President and
                                               Chief Financial Officer

                                               Duly Authorized Officer,
                                               Principal Financial Officer, and
                                               Chief Accounting Officer

EXHIBIT INDEX



EXHIBIT
NUMBER                         DESCRIPTION                                PAGE
31.1             Certification of J. Barry Griswell......................  91
31.2             Certification of Michael H. Gersie......................  92
32.1             Certification Pursuant to Section 1350 of Chapter 63 of
                 Title 18 of the United States Code -  J. Barry Griswell.  93
32.2             Certification Pursuant to Section 1350 of Chapter 63 of
                 Title 18 of the United States Code -  Michael H. Gersie.  94

                                                                    Exhibit 31.1

                                 CERTIFICATIONS

I, J. Barry Griswell, certify that:


1. I have reviewed this amendment to the quarterly report on Form 10-Q/A of Principal Financial Group, Inc.;


2. Based on my knowledge, this report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


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


    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


    c) Disclosed in this report, as amended, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


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


Date:  February 13, 2004
                                               /S/ J. BARRY GRISWELL
                                               ---------------------------------
                                               J. Barry Griswell
                                               Chairman, President and Chief
                                               Executive Officer

                                                                    Exhibit 31.2
                                 CERTIFICATIONS


I, Michael H. Gersie, certify that:


1. I have reviewed this amendment to the quarterly report on Form 10-Q/A of Principal Financial Group, Inc.;


2. Based on my knowledge, this report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


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


    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


    c) Disclosed in this report, as amended, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


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


Date:  February 13, 2004
                                               /S/ MICHAEL H. GERSIE
                                               ---------------------------------
                                               Michael H. Gersie
                                               Executive Vice President and
                                               Chief Financial Officer

                                                                    Exhibit 32.1


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2003 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                                               /S/ J. BARRY GRISWELL
                                               ---------------------------------
                                               J. Barry Griswell
                                               Chairman, President and Chief
                                               Executive Officer
                                               Date:  February 13, 2004

                                                                    Exhibit 32.2


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2003 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                                               /S/ MICHAEL H. GERSIE
                                               ---------------------------------
                                               Michael H. Gersie
                                               Executive Vice President and
                                               Chief Financial Officer
                                               Date: February 13, 2004