Form 10-K
period 2003-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2004-03-03
CIK 1126328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-16725

                         PRINCIPAL FINANCIAL GROUP, INC.
             (Exact name of Registrant as specified in its charter)

       Delaware                      711 High Street,          42-1520346
(State or other jurisdiction of   Des Moines, Iowa 50392    (I.R.S. Employer
incorporation or organization)        (Address of         Identification Number)
                                  principal executive
                                       offices)
                                 (515) 247-5111
              (Registrant's telephone number, including area code)

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

As of February 19, 2004, there were outstanding 320,782,545 shares of Common Stock, $0.01 par value per share of the Registrant.

The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $10,483,888,115 based on the closing price of $32.25 per share of Common Stock on the New York Stock Exchange on June 30, 2003.

                       Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 18, 2004, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2003.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS


PART I.........................................................................4

Item 1.  Business..............................................................4
Item 2.  Properties...........................................................22
Item 3.  Legal Proceedings....................................................22
Item 4.  Submission of Matters to a Vote of Security Holders..................23
Executive Officers of the Registrant..........................................23

PART II.......................................................................24

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Security..................................24
Item 6.  Selected Financial Data..............................................25
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................27
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........97
Item 8.  Financial Statements and Supplementary Data.........................105
   Report of Independent Auditors............................................105
   Consolidated Statements of Financial Position.............................106
   Consolidated Statements of Operations.....................................107
   Consolidated Statements of Stockholders' Equity...........................109
   Consolidated Statements of Cash Flows.....................................110
   Notes to Consolidated Financial Statements................................112
Item 9.  Change in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................212
Item 9A. Controls and Procedures.............................................212

PART III.....................................................................212

Item 10.  Directors and Executive Officers of the Registrant.................212
Item 11.  Executive Compensation.............................................212
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters........................................212
Item 13.  Certain Relationships and Related Transactions.....................213
Item 14.  Principal Accountant Fees and Services.............................213

PART IV......................................................................213

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....213


Signatures...................................................................215

   Report of Independent Auditors on Schedules...............................216
   Schedule I - Summary of Investments - Other Than Investments in Related
                Parties......................................................217
   Schedule II - Condensed Financial Information of Registrant (Parent Only).218
   Schedule III - Supplementary Insurance Information........................223
   Schedule IV - Reinsurance.................................................224
   Exhibit Index.............................................................225

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

PART I

ITEM 1.  BUSINESS

The Principal Financial Group is a leading provider of retirement savings, investment and insurance products and services with $144.9 billion in assets under management and approximately fifteen million customers worldwide as of December 31, 2003. We were organized as an individual life insurer in 1879, formed a mutual insurance holding company in 1998, and Principal Financial Group, Inc. was organized on April 18, 2001, as a Delaware business corporation.

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

We focus on providing retirement products and services to businesses and their employees. We provided services to more 401(k) plans in the U.S. in 2002 than any other bank, mutual fund or insurance company, according to surveys conducted by CFO magazine. We also had the leading market share in 2002 within the 401(k) market for businesses with less than 500 employees based on number of plans according to the Spectrem Group.

We believe there are attractive growth opportunities in the 401(k) and other defined contribution pension plan markets in the U.S. and internationally. We believe our expertise and leadership in serving the U.S. pension plan market give us a unique competitive advantage in the U.S., as well as in countries with a trend toward private sector defined contribution pension systems.

OUR OPERATING SEGMENTS

We organize our businesses into the following operating segments:

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

The following table summarizes our operating revenues for our products and services, which are described in each of the subsequent operating segment discussions:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                 2003                 2002                  2001
                                           ------------------ ---------------------- -------------------
                                                                  (IN MILLIONS)
U.S. Asset Management and
    Accumulation:
Full-service accumulation.................       $1,099.5              $1,076.5             $1,116.6
Full-service payout.......................          862.5               1,191.8              1,214.8
Investment-only...........................          905.9                 886.4                918.1
                                           ------------------ ---------------------- -------------------
    Total pension.........................        2,867.9               3,154.7              3,249.5

Individual annuities......................          354.9                 303.8                263.3
Mutual funds..............................          121.1                 113.8                108.3
Other and eliminations....................           36.3                  32.2                 19.0
                                           ------------------ ---------------------- -------------------
    Total U.S. Asset Accumulation.........        3,380.2               3,604.5              3,640.1

Principal Global Investors................          313.4                 216.4                194.9

Eliminations..............................          (42.6)                (40.4)               (35.2)
                                           ------------------ ---------------------- -------------------
    Total U.S. Asset Management and
      Accumulation........................        3,651.0               3,780.5              3,799.8

International Asset Management and
    Accumulation..........................          412.1                 357.9                508.4

Life and Health Insurance:
Life insurance............................        1,607.7               1,629.6              1,658.7
Health insurance..........................        2,104.4               2,058.3              2,061.3
Disability insurance......................          302.2                 258.9                226.4
                                           ------------------ ---------------------- -------------------
    Total Life and Health Insurance.......        4,014.3               3,946.8              3,946.4

Mortgage Banking:
Mortgage loan production..................          694.3                 562.9                354.4
Mortgage loan servicing...................          702.5                 590.1                403.0
                                           ------------------ ---------------------- -------------------
    Total Mortgage Banking................        1,396.8               1,153.0                757.4

Corporate and Other.......................            8.8                 (15.1)               101.7
                                           ------------------ ---------------------- -------------------
Total operating revenues..................       $9,483.0              $9,223.1             $9,113.7
                                           ================== ====================== ===================
Total operating revenues..................       $9,483.0              $9,223.1             $9,113.7
Net realized/unrealized capital losses,
    including recognition of front-end
    revenues and certain market
    value adjustments to fee
    revenues..............................          (78.8)               (400.6)              (527.4)
Other after-tax adjustments...............            -                     -                    6.3
                                           ------------------ ---------------------- -------------------
Total GAAP revenues.......................       $9,404.2              $8,822.5             $8,592.6
                                           ================== ====================== ===================

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

Our U.S. Asset Management and Accumulation segment consists of:

o asset accumulation operations which provide retirement savings and related investment products and services to businesses, their employees and other individuals; and

o    Principal Global Investors, our U.S.-based asset manager.

For financial results for the U.S. Asset Management and Accumulation segment, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19 Segment Information".

U.S. ASSET ACCUMULATION

Our asset  accumulation  activities  in the U.S.  date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

o To businesses of all sizes with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans, and employee stock ownership plan ("ESOP") consulting services. For more basic investment needs, we offer SIMPLE IRA and payroll deduction plans;

o To large institutional clients, we also offer investment-only products, including guaranteed investment contracts and funding agreements; and

o     To employees of businesses and other individuals,  we offer the ability to
      accumulate   funds  for  retirement  and  savings  through  mutual  funds, individual annuities and bank products.

We organize our U.S. asset accumulation operations into four product and service categories: pension, mutual funds, individual annuities and Principal Bank.

Our pension products and services are further grouped into three categories: full-service accumulation, full-service payout and investment-only.

PENSION PRODUCTS

We offer a wide variety of investment and administrative products for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans, and ESOPs. A 403(b) plan is a plan described in section 403(b) of the Internal Revenue Code that provides retirement benefits for employees of tax-exempt organizations and public schools.

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

As of December 31, 2003, we provided full-service accumulation products to 32,139 defined contribution pension plans, of which 25,794 were 401(k) plans, covering 2.3 million plan participants, and to 2,976 defined benefit pension plans, covering 260,816 plan participants. As of December 31, 2003, approximately 68% of our full-services accumulation account values were managed by Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

Prior to 2001, annuities were the only product through which we delivered both administrative and investment services to our defined contribution plan and defined benefit plan customers. Under U.S. federal securities laws, neither the annuity nor the underlying investment options are required to be registered with the SEC. Beginning January 2001, we began to offer administrative and investment services to defined contribution plan customers through Principal Advantage, a new qualified plan product based on our mutual fund, Principal Investors Fund. We offer investments covering the full range of stable value, equity, fixed income and international investment options managed by our affiliated asset manager, Principal Global Investors, as well as third-party asset managers.

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

Single premium group annuities are traditionally used in conjunction with defined benefit plans, particularly those where the plan is being terminated. In such instances, the plan sponsor transfers all its obligations under the plan to an insurer by paying a single premium. Increasingly, these products are purchased by defined contribution plan participants who reach retirement age. Generally, plan sponsors restrict their purchases to insurance companies with superior or excellent financial quality ratings because the Department of Labor has mandated that annuities be purchased only from the "safest available" insurers.

Premium received from full-service payout products are generally in the form of single payments. As a result, the level of new premiums can fluctuate depending on the number of retirements and large-scale annuity sales in a particular fiscal quarter. Assets under management relating to single premium group annuities generate a spread between the investment income earned by us and the amount credited to the customer. Assets under management relating to flexible income option products may generate either spread or fee revenue depending on the investment options elected by the customer. Our affiliated asset manager, Principal Global Investors, manages full-service payout account values.

INVESTMENT-ONLY. The three primary products for which we provide investment-only services are: guaranteed investment contracts ("GICs"); funding agreements; and other investment-only products.

GICs and funding agreements pay a specified rate of return. The rate of return can be a floating rate based on an external market index or a fixed rate. Our investment-only products contain provisions disallowing or limiting early surrenders, including penalties for early surrenders and minimum notice requirements. Put provisions give customers the option to terminate a contract prior to maturity, provided they give us a minimum notice period. We no longer issue puttable GICs.

Deposits to investment-only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. Assets invested in GICs and funding agreements generate a spread between the investment income earned by us and the amount credited to the customer. Our other investment-only products consist of separate accounts invested in either equities or fixed income instruments. Our affiliated asset manager, Principal Global Investors, manages investment-only account values.

PENSION MARKETS AND DISTRIBUTION

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

FULL-SERVICE ACCUMULATION. We sell our full-service accumulation products and services nationally, primarily through a captive retirement services sales
force.   As  of  December  31,  2003,   over  100   retirement   services  sales
representatives in over 40 offices, operating as a wholesale distribution network, maintained relationships with over 11,000 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

As of December 31, 2003, we had a separate staff of over 140 service representatives located in our local offices who play a key role in the ongoing servicing of pension plans by: providing local services to our customers, such as renewing contracts, revising plans and solving any administration problems; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their pension plans.

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

Principal Advantage, our mutual fund-based product, is targeted at defined contribution plans through broker/dealer distribution channels. Principal Advantage gives us access to National Association of Securities Dealers-registered distributors who are not traditional sellers of annuity-based products and opens new opportunities for us in the investment advisor and broker-dealer distribution channels.

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

FULL-SERVICE PAYOUT AND INVESTMENT-ONLY. Our primary distribution channel for full-service payout and investment-only products was comprised of approximately 10 specialized home office sales consultants as of December 31, 2003, working through consultants and brokers that specialize in this type of business. Our home office sales consultants also make sales directly to institutions. Our nationally dispersed retirement services sales representatives act as a secondary distribution channel for these products. Principal Connection also distributes full-service payout products to participants in plans we service who are terminating employment or retiring. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail.

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

MUTUAL FUNDS

We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals and businesses, for use within variable life and variable annuity contracts and for use in employer-sponsored pension plans and as a rollover investment option.

PRODUCTS

We were ranked in the top quartile among U.S. mutual fund managers in terms of total mutual fund assets under management as of November 30, 2003, according to the Investment Company Institute. The value of our mutual fund assets we managed was $12.1 billion as of December 31, 2003. We provide accounting, compliance, corporate governance, product development and transfer agency functions for all mutual funds we organize. As of November 30, 2003, our mutual fund operations served approximately 782,800 mutual fund shareholder accounts.

PRINCIPAL MUTUAL FUNDS. Principal Mutual Funds is a family of mutual funds offered to individuals and businesses, with 22 mutual funds and $3.5 billion in assets under management as of December 31, 2003. We report the results for these funds in this segment under "Mutual Funds".

PRINCIPAL VARIABLE CONTRACTS FUND. Principal Variable Contracts Fund is a series mutual fund which, as of December 31, 2003, provided 24 investment options for use as funding choices in variable annuity and variable life insurance contracts issued by Principal Life. As of December 31, 2003, this fund had $3.0 billion in assets under management. We report the results for the funds backing variable annuity contracts in this segment under "Individual Annuities." We report the results for the funds backing variable life insurance contracts in the Life and Health Insurance segment.

PRINCIPAL INVESTORS FUND. Principal Investors Fund is a series mutual fund, which as of December 31, 2003, offered 46 investment options. This fund acts as the funding vehicle for Principal Advantage, the defined contribution product described above under "U.S. Asset Management and Accumulation Segment-U.S. Asset Accumulation-Pension Services and Products-Pension Products-Full-service Accumulation." This fund also offers a retail class of shares to individuals primarily for IRA rollovers. As of December 31, 2003, this retail class of shares had $1.3 billion in assets under management; $0.2 billion of this retail class invests in other share classes of Principal Investors Funds. All other share classes of Principal Investors Funds, including seed money, had $4.5 billion of assets under management. We report the results for this fund, excluding the retail class of shares, under "Pension". We report the results of the retail class of shares in this segment under "Mutual Funds."

MUTUAL FUND MARKETS AND DISTRIBUTION

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

FIXED ANNUITIES. Our individual fixed annuities are predominantly single premium deferred annuity contracts. These contracts are savings vehicles through which the customer makes a single deposit with us. For most contracts, the principal amount is guaranteed and for a specified time period, typically one year, we credit the customer's account at a fixed interest rate. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon market and other conditions. Our major source of income from fixed annuities is the spread between the investment income we earn on the underlying general account assets and the interest rate we credit to customers' accounts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. Our affiliated asset manager, Principal Global Investors, manages fixed annuity account values.

VARIABLE ANNUITIES. Our individual variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts. These contracts are savings vehicles through which the customer makes a single deposit or a series of deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by Principal Global Investors, or leading third-party asset managers. As of December 31, 2003, 71% of our $3.0 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by Principal Global Investors and 29% to investment sub-accounts managed by third-party asset managers. The customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect death benefit guarantees. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

INDIVIDUAL ANNUITY MARKETS AND DISTRIBUTION

Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses, and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to both qualified and non-qualified pension plans.

We sell our individual annuity products largely through our affiliated financial representatives, who accounted for 50%, 63%, and 74% of annuity sales for the years ended December 31, 2003, 2002 and 2001, respectively. The remaining sales were made through brokerage general agencies, banks, Principal Connection and unaffiliated broker-dealer firms. Although our percentage of sales from affiliated financial representatives has declined, they continued to be strong in 2003. The decline is a result of focused efforts to increase sales through non-affiliated distribution channels.

PRINCIPAL BANK

Principal Bank, our electronic banking operation, is a federal savings bank that began its activities in February 1998. It offers traditional retail banking products and services via the telephone, Internet, ATM or by mail. Our current products and services include checking and savings accounts, money market accounts, certificates of deposit, consumer loans, first mortgage loans, home equity loans, credit cards, debit cards, and a college savings program. As of December 31, 2003, Principal Bank had 107,731 customers and $2,012.3 million in assets, primarily generated by checking account, money market accounts and certificates of deposit.

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

U.S. ASSET MANAGEMENT

PRINCIPAL GLOBAL INVESTORS

In 1999, we established Principal Global Investors to consolidate our extensive investment management expertise and to focus on marketing our asset management services to third-party institutional clients. Principal Global Investors provides asset management services to our U.S. and international asset accumulation businesses and third-party institutional clients, as well as our other U.S.-based segments. Principal Global Investors provides a full range of asset management services with emphasis on three primary asset classes: (1) equity investments; (2) fixed income investments; and (3) real estate investments.

As of December 31, 2003, Principal Global Investors, together with its affiliates, Principal Real Estate Investors, Spectrum Asset Management and Post Advisory Group, managed $113.3 billion in assets. Our third-party institutional assets were $24.7 billion as of December 31, 2003, compared to $3.5 billion on January 1, 1999, the date Principal Global Investors was established.

PRODUCTS

Principal Global Investors provides a full range of asset management services, with emphasis on three asset classes through a range of investment vehicles including separate accounts, mutual funds, institutional accounts, collateralized debt securities and Principal Life's general account:

EQUITY INVESTMENTS. Principal Global Investors manages equity portfolios, which represented $20.8 billion in assets as of December 31, 2003. Principal Global Investors provides our clients with access to a broad array of domestic, international and emerging markets equity capabilities. The domestic equity products are organized across growth and value styles, with portfolios targeted to distinct capitalization ranges. As of December 31, 2003, 75% of Principal Global Investors equity assets under management were derived from our pension products, 19% from other products of the Principal Financial Group, and the remaining 6% from third-party institutional clients.

FIXED INCOME INVESTMENTS. Principal Global Investors, along with Spectrum Asset Management and Post Advisory Group, manages $66.1 billion in fixed income assets as of December 31, 2003. Principal Global Investors, Spectrum Asset Management and Post Advisory Group provide our clients with access to investment-grade corporate debt, mortgage-backed, asset-backed and commercial mortgage-backed securities, high yield and municipal bonds, private and syndicated debt instruments and preferred securities. As of December 31, 2003, 50% of these assets were derived from our pension products, 22% from other products of the Principal Financial Group, and the remaining 28% from third-party institutional clients.

REAL ESTATE INVESTMENTS. Principal Global Investors, through its affiliate Principal Real Estate Investors, manages a commercial real estate portfolio of $24.4 billion of assets as of December 31, 2003. Principal Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. Principal Global Investors had $0.4 billion of assets under management as of December 31, 2003, from bridge/mezzanine loans and commercial mortgages which appear on its balance sheet. The commercial mortgages represent the source of mortgages for our commercial mortgage-backed securitization program. As of December 31, 2003, 50% of the commercial real estate portfolio was derived from our pension products, 30% from other products of the Principal Financial Group, and the remaining 20% from third-party institutional clients.

U.S. ASSET MANAGEMENT MARKETS AND DISTRIBUTION

Principal Global Investors employed over 60 institutional sales, relationship management and client service professionals as of December 31, 2003, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. For the year ended December 31, 2003, approximately 60% of new institutional clients were originated through direct client contact by Principal Global Investors representatives, with the balance derived from contact with consultants or other intermediaries.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

Our International Asset Management and Accumulation segment consists of Principal International and the discontinued operations of BT Financial Group. Principal International has subsidiaries in Argentina, Chile, Mexico, Hong Kong and India and joint ventures in Brazil, Japan and Malaysia. We focus on countries with favorable demographics and a trend toward private sector defined contribution pension systems. We entered these countries through acquisitions, start-up operations and joint ventures.

On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of December 31, 2003, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million ) from Westpac, with future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $115.0 million ). The contingent proceeds will be based on Westpac's future success in growing retail funds under management. We do not anticipate receiving the contingent proceeds.

The decision to sell BT Financial Group was made with a view toward focusing our resources, executing on core strategic priorities and meeting shareholder expectations. Changing market dynamics since our acquisition of BT Financial Group, including industry consolidation, led us to conclude that the interests of our shareholders, BT Financial Group clients and staff would be best served under Westpac's ownership.

Excluding contingent proceeds, our total after-tax proceeds from the sale were approximately U.S. $890.0 million. This amount includes cash proceeds from Westpac, expected tax benefits and gain from unwinding the hedged asset associated with our investment in BT Financial Group.

As of December 31, 2002, we accrued for an estimated after-tax loss on disposal of $208.7 million. For the year ended December 31, 2003, we recognized an after-tax gain of $21.8 million, primarily due to additional tax benefits and additional proceeds received upon completion of the sale to Westpac. These gains were recorded in the income (loss) from discontinued operations in the consolidated statements of operations.

BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) and cash flows have been removed from our results of continuing operations for all periods presented. Corporate overhead allocated to BT Financial Group does not qualify for discontinued operations treatment under Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, and therefore is still included in our results of continuing operations.

The results of operations (excluding corporate overhead) for BT Financial Group are reported as other after-tax adjustments in our International Asset Management and Accumulation segment. For financial results for the International Asset Management and Accumulation segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19 Segment Information".

PRINCIPAL INTERNATIONAL

The activities of Principal International reflect our efforts to accelerate the growth of our assets under management by capitalizing on the international trend toward private sector defined contribution pension systems. Through Principal International, we offer retirement products and services, annuities, long-term mutual funds and life insurance. We operate through subsidiaries in Argentina, Chile, Mexico, Hong Kong and India and joint ventures in Brazil, Japan and Malaysia.

PRODUCTS, MARKETS AND DISTRIBUTION

ASIA/PACIFIC REGION

HONG KONG. Our subsidiary in Hong Kong is actively competing in the defined contribution pension plan market. The government requires employers and employees each to contribute 5% of an employee's income to a Mandatory Provident Fund. We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, mutual funds or banks, direct marketing and through our own sales representatives. Our strategic partners help distribute our Mandatory Provident Fund products and services, or use our administrative and investment services in their own products. Our Mandatory Provident Fund products and services are marketed by agents under the various distribution arrangements we have with our strategic partners. On January 31, 2004, our wholly-owned subsidiary, Principal Asset Management Company (Asia) Limited, purchased a 100% ownership of Dao Heng Fund Management ("DHFM") in Hong Kong from Guoco Group Limited. The acquisition of DHFM increases our presence in the Hong Kong defined contribution pension market.

INDIA. Our subsidiary in India competes in the mutual fund market managing and administering funds for both individuals and corporations. In addition to the current mutual fund business, we are positioning to compete in the emerging pension and long-term savings market in India. We sell our mutual funds through regional offices and regional bank offices located throughout India.

On August 31, 2003, we announced that our wholly-owned subsidiary, Principal Financial Group (Mauritius) Ltd., had entered into a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks, to sell long-term mutual funds and related financial services in India. The new company will be called Principal PNB Asset Management Company. As part of this transaction, we will roll our existing fund management company, Principal Asset Management Company, into the joint venture. We will retain 65% of the new company, selling 30% to PNB, who will merge its own PNB funds into the new company, and 5% to Vijaya Bank. We expect to close the transaction in the first quarter of 2004.

JAPAN. We own 50% of ING/Principal Pensions Company, Ltd., which sells a new defined contribution pension plan as a result of legislation adopted in June 2001. This company targets small and medium-sized businesses and offers full-service record-keeping and plan administration. Our joint venture partner is ING Insurance International B.V., a member of the ING Group. Our pension sales representatives distribute our products through ING Life's independent agents to existing ING Life business clients and also through additional third-party distribution relationships developed by ING/Principal Pensions Company, Ltd.

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

CHILE. We own Principal Compania de Seguros de Vida Chile S.A., a Chilean insurance company, that primarily sells retirement annuities to individuals exiting the pre-retirement accumulation system. In July 1998, we acquired Compania de Seguros de Vida El Roble, S.A., or El Roble, a Chilean life insurance company. We have fully integrated the operations of El Roble with those of Principal Compania de Seguros de Vida Chile S.A. We distribute our annuity products through a network of 69 captive agents and 386 independent agents as of December 31, 2003. We utilize sales representatives who sell through brokers, and we also market life insurance products to small and medium-sized businesses and to individuals through brokers. Based upon assets, we were ranked as the fourth largest life insurance company in Chile as of September 30, 2003, according to the Superintendencia de Valores y Seguros, the Chilean regulatory agency for insurance companies. We also own 100% of Principal Creditos Hipotecarios S.A. Through this business, we originate, sell and service mortgage loans in Chile. In November 2001, we acquired 70% of Tanner Administradora de Fondos Mutuos S.A., a well-known Chilean Mutual Funds
Administrator, as part of our strategy to enter the Voluntary Defined Contribution Market in 2002.

MEXICO. We own Principal Mexico Compania de Seguros S.A. de C.V., ("Principal Seguros"), a life insurance company, Principal Afore S.A. de C.V., a private pension company which manages and administers individual retirement accounts under the mandatory privatized social security system in effect for all employees in Mexico, and Principal Pensiones S.A. de C.V., ("Principal Pensiones"), an annuity company. Our focus is on both pre-retirement and post-retirement savings plans. We distributed Principal Afore S.A. de C.V.'s products and services through a dedicated sales force of approximately 1,700 sales representatives as of December 31, 2003, who sell directly to individuals. As of December 31, 2003, Principal Pensiones used 138 employed sales representatives and independent brokers to distribute annuities directly to customers. Our life insurance company, Principal Seguros, distributes its products through an array of independent agents and brokers. In May 2002, we acquired 100% of Zurich Afore S.A. de C.V. from Zurich Financial Services to strengthen our competitive position in the Mexican pension market. On February 28, 2003, we acquired AFORE Tepeyac S.A. de C.V. from Mapfre American Vida, Caja Madrid and Mapfre Tepeyac . On July 31, 2003, we acquired S.I. Genera, S.A. de C.V. (Genera) a mutual fund company that manages and administers funds for both individuals and corporations, from Vector, Casa de Bolsa, S.A. de C.V. We distribute Genera's products and services through a sales force of approximately 50 employees who are distributed throughout the major cities in the country.

LIFE AND HEALTH INSURANCE SEGMENT

Our Life and Health Insurance segment offers (1) individual and group life insurance (2) group health insurance and (3) individual and group disability insurance throughout the U.S.

For financial results for the Life and Health Insurance segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19 Segment Information".

INDIVIDUAL AND GROUP LIFE INSURANCE

We began as an individual life insurer in 1879. We began as a group life insurer in 1941. Our U.S. operations served approximately 654,000 individual life policyholders with $89.9 billion of individual life insurance in force as of December 31, 2003. Group life operations provided products and services to 2.5 million covered lives with $73.7 billion of group life insurance in force as of December 31, 2003.

We offer a wide array of individual and group life insurance products aimed at serving our customers' financial needs throughout their lives.

PRODUCTS AND SERVICES

Our individual and group life insurance products include: universal and variable universal life insurance, traditional life insurance and group life insurance.

UNIVERSAL AND VARIABLE UNIVERSAL LIFE INSURANCE. Universal and variable universal life insurance products offer life insurance protection for which both the premium and the death benefit may be adjusted by the policyholder. For the year ended December 31, 2003, 74% of individual life insurance annualized first year sales have come from universal and variable universal life insurance products. Universal and variable universal life insurance represents 32% of individual life insurance premium and deposits for the year ended December 31, 2003 and 27% of individual life insurance in force as of December 31, 2003. Variable universal life insurance products represented 55% of our universal and variable universal life insurance deposits for the year ended December 31, 2003. We credit deposits, net of specified expenses, to an account maintained for the policyholder. Specific charges are made against the account for the cost of insurance protection and expenses. For universal life contracts, the entire account balance is invested in our general account. Interest is credited to the policyholder's account based on the earnings on general account investments. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of separate account choices. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on separate account investments is allocated directly to the policyholder accounts; the policyholder bears the investment risk. Some of our universal life and variable universal life insurance contracts contain what are commonly referred to as "no-lapse guarantee provisions". A no-lapse guarantee keeps the contract in force, even if the contractholder's account balance is insufficient to cover all the contract charges, provided that the contractholder has continually paid a specified minimum premium. Our profitability is based on charging sufficient asset-based, premium-based and risk-based fees to cover the cost of insurance and expenses.

TRADITIONAL LIFE INSURANCE. Traditional life insurance includes participating whole life, adjustable life products and term life insurance products. Participating products and term life insurance products represented 17% and 9%, respectively, of our individual life insurance annualized first year sales for the year ended December 31, 2003 and 50% and 23% of individual life insurance in force as of December 31, 2003. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to change the premium and face amount combination. Sales of participating products consist primarily of premium increase adjustments on our adjustable life products. Participating policyholders may receive policy dividends as declared by the board of directors of Principal Life if the combined result of experience factors, including interest earnings, mortality experience and expenses is better than the assumptions used in setting the premium. Our profitability is based on keeping a portion of the favorable experience before crediting the remainder to policyholders. Term insurance products provide a guaranteed benefit for a specified period of time in return for the payment of a fixed premium. Policy dividends are not paid on term insurance. Our profitability is based on charging a premium that is sufficient to cover the cost of insurance and expenses while providing us with an appropriate return.

GROUP LIFE INSURANCE. Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2003, we had $73.7 billion of group life insurance in force covering 2.5 million lives. We carry both traditional group life insurance that does not provide for accumulation of cash values and group universal life, which does provide for accumulation of cash values. Our group life insurance business remains focused on the traditional annually renewable term product. Group term life and group universal life accounted for 91% and 9%, respectively, of our total group life insurance in force as of December 31, 2003. As of January 1, 2004, we no longer market group universal life insurance to new employer groups. According to the 2002 LIMRA International, Inc. Sales and In Force Reports, we were ranked first in the U.S. in terms of the number of life insurance contracts in force and second in terms of the number of contracts sold.

GROUP HEALTH INSURANCE

We began offering group health insurance in 1941. We offer a wide array of group health insurance products including medical, dental and vision insurance. In addition, we offer administrative services on a fee-for-service basis to large employers in the U.S. As of December 31, 2003, we provided products and services to over 596,000 medical covered members, 1,348,000 dental/vision members and 1,663,000 administrative services only members on a duplicated basis. Members may be counted multiple times if they have more than one product.

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

GROUP DENTAL AND VISION INSURANCE. Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2003, we had over 33,000 group dental and vision insurance policies in force. According to the 2002 LIMRA International, Inc. Sales and Inforce Reports, we were the sixth largest group dental insurer in terms of in force premium based on total indemnity and PPO plans and third in terms of number of contracts/employer groups in force based on total indemnity and PPO plans. In addition to indemnity and PPO dental, we offer a prepaid dental plan in Arizona through our Dental-Net, Inc. subsidiary.

FEE-FOR-SERVICE. We offer administration of group disability, medical, dental and vision services on a fee-for-service basis to larger self-insured employers.

INDIVIDUAL AND GROUP DISABILITY INSURANCE

We began as an individual disability insurer in 1952. We began as a group disability insurer in 1941. Our U.S. operations served approximately 82,000 individual disability policyholders as of December 31, 2003. Group disability provided products and services to approximately 800,000 covered members as of December 31, 2003.

We offer a wide array of individual and group disability insurance products aimed at serving our customers' financial needs throughout their lives.

PRODUCTS AND SERVICES

INDIVIDUAL DISABILITY INSURANCE. Individual disability insurance products provide a benefit in the event of the disability of the insured. In most instances, this benefit is in the form of a monthly income. Individual disability income represents 42% of total disability premium. In addition to income replacement, we offer products to pay business overhead expenses for a disabled business owner, and for the purchase by the other business owners of the disabled business owner's interests in the business. Our profitability is based on charging a premium that is sufficient to cover claims and expenses while providing us with an appropriate return. Our individual disability business was ranked seventh in the U.S. as of December 31, 2002, in terms of premium in force, according to the 2002 LIMRA International, Inc. In Force Report.

GROUP DISABILITY INSURANCE. Group disability insurance provides a benefit to insured employees who become disabled. Our group disability products include both short-term and long-term disability. Long-term disability represents 34% of total disability premium while short-term disability represents 24% of total disability premium. In addition, we provide disability management services, or rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. Our group disability business was ranked seventh in the U.S. as of December 31, 2002, in terms of number of contracts/employer groups in force, according to the 2002 LIMRA International, Inc. In Force Reports.

LIFE AND HEALTH MARKETS AND DISTRIBUTION

We sell our individual life and individual disability income products in all 50 states and the District of Columbia. Our target market is owners and executives of small and medium-sized businesses, as well as other individuals. Cash value life insurance provides valuable benefits at death and funding for needs prior to death, including funding employee benefit liabilities, estate planning, business continuation or buy-out. We design, market and administer our products to meet these needs. We have also recently established a number of marketing and distribution alliances to increase the sales of individual insurance products with firms such as: AXA, Highland Capital, AG Edwards, Wells Fargo, Piper Jaffrey, and BISYS. Variable universal life insurance is popular for many reasons, including higher historical performance of equity investments resulting in a lower cost of insurance and an increase in values available while still alive. We also offer products specifically designed to meet the estate planning needs of business executives. Our individual disability products are also tailored to the needs of this market. A single large individual life insurance case of approximately $10.0 million was sold in 2002. No comparable case was sold in 2001 nor in 2003. Small and medium-sized business sales represented 64% of individual life sales and 49% of individual disability sales for the year ended December 31, 2003, based on first year annualized premium.

We distribute our individual insurance products primarily through our affiliated financial representatives and secondarily through independent brokers. Affiliated financial representatives were responsible for 72% of individual life insurance sales based on first year annualized premium for the year ended December 31, 2003. We had 926 affiliated financial representatives in 30 offices as of December 31, 2003. Although they are independent contractors, we have a close tie with affiliated financial representatives and offer them benefits, training and access to tools and expertise. Non-affiliated financial representatives comprised 80% of individual disability sales for the year ended December 31, 2003.

We market our group life, disability, medical, dental and vision insurance products to small and medium-sized businesses to complement our retirement services products. We market our fee-for-service administration capabilities to larger employers that self-insure their employees' health insurance benefits.

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

We distribute our group insurance and fee-for-service products through independent benefit brokers, consultants, financial planners and the same channels that sell our U.S. asset accumulation products. To reach these independent benefit brokers, consultants and financial planners, we employ three types of wholesale distributors: our medical sales representatives, our non-medical sales representatives and two independent wholesale organizations, Rogers Benefit Group and Excelsior Benefits, dedicated to marketing group life, health and disability insurance products. We have also formed a number of strategic distribution alliances with national brokerages and regional brokerage agencies.

As of December 31, 2003, we had 96 medical and non-medical sales representatives and 62 service representatives in 53 offices. Our medical and non-medical sales representatives accounted for 67%, 61%, and 64% of our group insurance sales for the years ended December 31, 2003, 2002 and 2001, respectively. These representatives act as a unique combination of wholesalers and brokers. They are an integral part of the sales process alongside the agent or independent broker. In addition to a high level of involvement in the sales process, the group sales force plays a key role in the ongoing servicing of the case by: providing local, responsive services to our customers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their plan. Compensation for the group sales force is a blend of salary and production-based incentives.

Rogers Benefit Group is a marketing and service organization that represents major high quality insurance carriers specializing in individual and group medical programs, and group life, disability and dental plans. Our relationship with Rogers Benefit Group dates back to its creation in 1970. It accounted for 33%, 39%, and 36% of our group insurance sales for the years ended December 31, 2003, 2002 and 2001, respectively.

Excelsior Benefits is a relatively new marketing organization specializing in group medical programs, and group life, disability, and dental plans. We entered into our relationship with Excelsior Benefits beginning in November 2003. As such, they accounted for less than 1% of sales in 2003.

MORTGAGE BANKING SEGMENT

We began our residential lending activities in 1936. Our Mortgage Banking segment is primarily engaged in residential loan production and loan servicing in the U.S. Through our wholly-owned subsidiary, Principal Residential Mortgage, Inc., ("Principal Residential Mortgage"), we originate, purchase, sell and service mortgage loans. We principally originate "A" quality home mortgages and do not originate subprime mortgages to any material degree, nor do we service or purchase any subprime mortgage loans. "A" quality loans are generally defined as loans eligible for sale to the Federal National Mortgage Association, ("Fannie Mae"), Federal Home Loan Mortgage Corporation, ("Freddie Mac") and using the Government National Mortgage Association, ("Ginnie Mae") Program. According to INSIDE MORTGAGE FINANCE, based on the unpaid principal balance of $118.7 billion in mortgage loans in its servicing portfolio, Principal Residential Mortgage was ranked as the eleventh largest mortgage servicer in the U.S. as of December 31, 2003, and was ranked twelfth in production with $58.7 billion of new loans for the year ended December 31, 2003.

For financial results for Mortgage Banking see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19 Segment Information".

LOAN PRODUCTION

Our loan production strategy is to manage our three distribution channels: correspondent lending, wholesale lending and Principal Residential Mortgage Direct, in a manner that is consistent with our loan servicing strategy. We obtain new customers through each of our three distribution channels, with the majority being obtained through our correspondent lending and wholesale lending operations.

We originate and purchase conventional mortgage loans, mortgage loans insured by the Federal Housing Administration, ("FHA"), and mortgage loans partially guaranteed by the Department of Veterans Affairs, ("VA"). A majority of our conventional loans are conforming loans that qualify for inclusion in guarantee programs sponsored by Fannie Mae or Freddie Mac. The remainder of the conventional loans are non-conforming loans, such as jumbo loans with an original balance in excess of $322,700 for loans delivered before January 1, 2004, and $333,700 for loans delivered after January 1, 2004, or other loans that do not meet Fannie Mae or Freddie Mac guidelines. We neither originate nor purchase "B" or "C" mortgages, defined as lower credit quality loans. However, we are beginning to originate or purchase "A-" quality residential loans that are eligible for sale to Fannie Mae or Freddie Mac. We believe this segment presents opportunities to further penetrate the expanding U.S. housing market without presenting the types of risks inherent in the subprime sector.

Our guidelines for underwriting conventional conforming loans comply with the underwriting criteria employed by Fannie Mae and Freddie Mac. Our guidelines for underwriting FHA-insured and VA-guaranteed loans comply with the criteria established by those government entities. Our underwriting guidelines and property standards for conventional non-conforming loans are based on the underwriting standards employed by private investors for such loans. In addition, conventional loans having a loan-to-value ratio greater than 80% at origination, which are originated or purchased by us, are required to have private mortgage insurance. Insurance premium is paid either by the borrower or the lender. Our underwriting standards generally allow loan-to-value at origination of up to 97% for mortgage loans with an original principal balance of up to $322,700 for loans delivered before January 1, 2004 and $333,700 for loans delivered after January 1, 2004. We generally use the guidelines, techniques and technology tools provided by our investors to determine whether a prospective borrower has sufficient monthly income available to meet: (1) the borrower's monthly obligation on the proposed mortgage loan and (2) monthly housing expenses and other financial obligations.

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

CORRESPONDENT LENDING. As of December 31, 2003, we had contracts with 702 lending institutions across the U.S. to purchase prime credit quality loans on an ongoing basis. According to INSIDE MORTGAGE FINANCE, as of December 31, 2003, we were the eighth largest correspondent lender in the U.S. High quality financial institutions are approved to do business with us only after we review their reputation, financial strength and lending expertise. Our "Correspondent Lending Service Center" on our Internet website currently offers online access to loan registration, an interactive sellers' procedure manual, seller-specific rate/price quotations and simplified contact information. We are developing online technologies to offer automated underwriting systems, pipeline reporting and account management tools and electronic business-to-business capabilities for our correspondent sellers. Additionally, we are entering into numerous alliances with third-party service providers to further streamline processes, improve productivity and provide outstanding customer service.

WHOLESALE. Our wholesale channel originates or purchases prime credit quality loans through 14 regional offices that worked directly with 4,432 participating mortgage loan brokers across the U.S. as of December 31, 2003. Mortgage loan brokers are approved only after a review of their reputation and mortgage lending expertise and financial condition. Through the "Wholesale Lending Service Center" on our Internet website, wholesale lenders can retrieve contact information and seller specific interest rate quotations. We have developed plans and are working to provide online registration, automated underwriting systems, pipeline reporting and account management services to our brokers. We are also developing electronic document delivery and execution capabilities for wholesale sellers to exchange secure documents with wholesale purchasers.

PRINCIPAL RESIDENTIAL MORTGAGE DIRECT. Our Mortgage Direct channel originates prime credit quality mortgage loans through direct contact with current and new customers via telephone and the Internet. The goal of our Internet channel is to give our current customers access to a customer-focused website, allowing them to obtain home financing quickly, confidently and at an attractive value, while preserving acceptable profit margins for us. We believe that providing current customers with choice, ease of access, convenient processes and simplified procedures will encourage a growing percentage of our customers to choose us for all of their home financing needs.

RETAIL ORIGINATION. On February 4, 2003, Principal Residential Mortgage signed a definitive agreement to sell the assets of the retail field mortgage lending branches to American Home Mortgage, Inc. ("American Home Mortgage"), an independent retail mortgage banking company. American Home Mortgage paid Principal Residential Mortgage a guaranteed profit margin on its application pipeline that existed on February 4, 2003 and purchased the assets of the branch network and assumed related liabilities.

LOAN SERVICING

We service residential mortgages in return for a servicing fee. Our servicing division receives and processes mortgage payments for home owners, remits payments to investors and others, holds escrow funds, contacts delinquent borrowers, supervises foreclosures and property dispositions and performs other miscellaneous duties related to loan administration. We acquire only "A" or "A-" quality home mortgages for servicing. This practice simplifies the systems necessary for servicing and reduces the amount of time and money spent on collections and foreclosure administration activities. Our goal is to service, on a non-recourse basis, a majority of the loans that we originate. In addition, we periodically purchase servicing rights, also on a non-recourse basis to us, on prime quality mortgage loans originated by other lenders. Our purchases focus primarily on the acquisition of Fannie Mae, Freddie Mac and Ginnie Mae servicing rights packages. Factors which influence the management of the servicing portfolio include the expected long-term and short-term profitability of the servicing rights, customer retention objectives and the potential cross-selling of retirement investments and insurance and other products to home owners. Servicing contracts acquired accounted for 19% of our mortgage servicing portfolio as of December 31, 2003.

The weighted-average interest rate in our servicing portfolio as of December 31, 2003 was 5.95%. As of December 31, 2003, fixed rate loans comprised 95% of the servicing portfolio and the weighted-average interest rate of the fixed-rate loans was 6.01%.

In November 1999, we established a wholly-owned reinsurance subsidiary, Principal Mortgage Reinsurance Company ("PMRC"), which reinsures a portion of the primary mortgage insurance on loans that we originate or purchase. In return for our participation in the mortgage insurance risk, we receive a portion of the mortgage insurance premium.

In July 2002, we established a wholly-owned subsidiary, Principal Residential Mortgage Servicing, LLC ("PRMS") to provide a source of financing from third-party entities which is collateralized by mortgage servicing rights held by PRMS. In 2003, PRMS entered into a borrowing arrangement with an unaffiliated entity. As of December 31, 2003, $300.0 million was outstanding under the borrowing arrangement.

CORPORATE AND OTHER SEGMENT

Our Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities (including interest expense), income on capital not allocated to other segments, intersegment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

For financial results for Corporate and Other see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19 Segment Information".

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

Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, Nationwide, AXA, Mass Mutual and Manulife. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 8,256 mutual funds in the U.S. as of December 31, 2002, according to the Investment Company Institute 2002 Mutual Fund Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. As we expand into additional distribution channels for this product, we will face strong competition from Nationwide and Hartford. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and AIG. In the highly competitive life and health insurance business, our competitors include other insurers such as UNUM, Guardian, The Northwestern Mutual Life Insurance Company, Manulife, Blue Cross and Blue Shield organizations, and health maintenance organizations such as United HealthCare and Aetna. The mortgage banking industry is also highly competitive and fragmented and we compete with other mortgage bankers, commercial banks, such as Countrywide and Wells Fargo, savings and loan associations, credit unions and insurance companies.

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

Principal Life has been assigned the following ratings:


RATING AGENCY                           FINANCIAL STRENGTH RATING                   RATING STRUCTURE
--------------                          -------------------------                   -----------------

A.M. Best Company, Inc.           A+ ("Superior") with a stable outlook      Second highest of 16 rating levels
Fitch Ratings                     AA ("Very Strong") with a stable           Third highest of 24 rating levels
                                      outlook
Moody's Investors Service         Aa3 ("Excellent") with a stable outlook    Fourth highest of 21 rating levels
Standard & Poor's Rating Services AA ("Very Strong") with a stable outlook   Third highest of 21 rating levels


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

EMPLOYEES

As of December 31, 2003, we had 14,976 employees. None of our employees is subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

INTERNET WEBSITE

Our Internet website can be found at www.principal.com. We make available free of charge on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. Also available free of charge on our Internet website and in print to any requesting shareholder is our code of business conduct and ethics, corporate governance guidelines charters for the audit, human resources and nominating and governance committees of our board of directors. Also see Item 10., "Directors and Executive Officers of the Registrant".

ITEM 2.  PROPERTIES

We own 27 properties in our home office complex in Des Moines, Iowa and in various other locations. Of these 27 properties, 11 are office buildings, 2 are warehouse facilities, 13 are parking lots and ramps, and 1 is a park/green space. Of the office and warehouse space, we occupy approximately 93% of the
2.88 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. Of the parking properties there are approximately 6,918 stalls. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

Principal Life was a defendant in two class-action lawsuits that alleged improper sales practices. A number of persons and entities who were eligible to be class members excluded themselves from the class (or "opted out"), as the law permits them to do. Some of those who opted out from the class filed individual lawsuits making claims similar to those addressed by the class-action lawsuits. The two class-action lawsuits and the majority of the opt-out claims have been settled and dismissed with prejudice. The remaining opt-out claims are not expected to have a material impact on our business, financial condition or net income.

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

J. BARRY GRISWELL, 54, has been Chairman, President and Chief Executive Officer of the Company and Principal Life since 2002, a director of the Company since 2001, and a Principal Life director since 1998. Prior thereto, he had been President and Chief Executive Officer of the Company since April 2001, and
President and Chief Executive Officer of Principal Life since January 2000. Prior to January 2000, Mr. Griswell held the following positions with Principal
Life: President from 1998-2000 and Executive Vice President from 1996-1998. He is a Chartered Life Underwriter, a Chartered Financial Consultant and a LIMRA Leadership Institute Fellow. He is Chair of the Executive Committee of the Board.

JOHN E. ASCHENBRENNER, 54, who heads the Life and Health Insurance and Mortgage Banking segments of our operations has been President, Insurance and Financial Services, since December 2003. Prior to that time, he served as Executive Vice President of the Company since April 2001, and Executive Vice President of Principal Life since January 2000. Prior thereto, he was Senior Vice President of Principal Life from 1996-December 1999. Mr. Aschenbrenner serves as a director of the 24 mutual funds that comprise the Principal Family of Mutual Funds.

MICHAEL H. GERSIE, 55, has been Executive Vice President and Chief Financial Officer of the Company since April 2001, and Executive Vice President and Chief Financial Officer of Principal Life since January 2000. From 1994-1999, he was Senior Vice President of Principal Life.

ELLEN Z. LAMALE, 50, has been Senior Vice President and Chief Actuary of the Company since April 2001, and Senior Vice President and Chief Actuary of Principal Life since June 1999. From 1992-1999, she was Vice President and Chief Actuary of Principal Life.

JULIA M. LAWLER, 44, has been Senior Vice President and Chief Investment Officer of the Company since July 2002. From 2000-2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC. From 1999-2000, she was Vice President-Capital Markets. From 1998-1999, she was Director-Capital Markets of Principal Life.

JAMES P. MCCAUGHAN, 50, has been President, Global Asset Management, since December 2003. Prior to that time, he served as Executive Vice President of the Company and global head of asset management for Principal Financial Group since April 2002. From 2000-2002, he was CEO of the Americas division of Credit Suisse Asset Management in New York, New York. From 1998-1999, he was President and Chief Operating Officer of Oppenheimer Capital in New York, New York.

MARY A. O'KEEFE, 47, who heads Corporate Relations and Strategic Development, has been Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998. From 1994-1997, she was Vice President--Corporate Relations of Principal Life.

GARY P. SCHOLTEN, 46, has been Senior Vice President and Chief Information Officer of the Company since November 2002. From 1998-2002, he was Vice President of retail information services of Principal Life.

KAREN E. SHAFF, 49, has been Executive Vice President and General Counsel of the Company and of Principal Life since February 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000. From
June 1999-December 1999, she was Senior Vice President and Deputy General Counsel of Principal Life, and from 1995-May 1999, she was Vice President and Associate General Counsel of Principal Life.

NORMAN R. SORENSEN, 58, has been President of Principal International, Inc. since 1998, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since December 1998. From 1989-November 1998, he was Vice President and Senior Executive--Latin America, American International Group.

LARRY D. ZIMPLEMAN, 52, has been, President of Retirement and Investor Services, since December 2003. Prior thereto, he served as head of our International Asset Accumulation business since January 2003, our U. S. Asset Accumulation business since February 2002, and Executive Vice President of the Company and Principal Life since August 2001. Previously, Mr. Zimpleman was Senior Vice President of Principal Life from June 1999-August 2001, and Vice President from 1998-1999. Mr. Zimpleman serves as Chairman of the Board and a director of each of Principal's 24 Mutual Funds.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 19, 2004, there were approximately 585,801 stockholders of record of our common stock.

The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.


                                         HIGH                   LOW                DIVIDENDS
                                    -----------------     -----------------     -----------------
2003
First quarter................            $31.20                $25.21                 -
Second quarter...............            $34.67                $27.03                 -
Third quarter................            $34.10                $30.13                 -
Fourth quarter...............            $34.36                $30.70                $0.45

2002
First quarter................            $27.05                $22.00                 -
Second quarter...............            $31.50                $25.00                 -
Third quarter................            $30.70                $25.15                 -
Fourth quarter...............            $31.49                $22.50                $0.25


We declared an annual cash dividend of $0.45 per common share on October 24, 2003, and paid such dividend on December 8, 2003, to shareholders of record on the close of business on November 7, 2003. We declared an annual cash dividend of $0.25 per common share on October 25, 2002, and paid such dividend on December 9, 2002, to shareholders of record on the close of business on November 8, 2002. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial information of Principal Financial Group, Inc. We derived the consolidated financial information for each of the years ended December 31, 2003, 2002 and 2001 and as of December 31, 2003 and 2002 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information for the years ended December 31, 2000 and 1999 and as of December 31, 2001, 2000 and 1999 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information has been prepared in accordance with U.S. GAAP.

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


                                                            AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                 2003(1)       2002(1)       2001(1)         2000(1)          1999(1)
                                               ------------   -----------   -----------   ------------    ------------
                                                                ($ IN MILLIONS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Revenues:
  Premiums and other considerations........    $  3,634.1      $ 3,881.8     $ 4,122.3     $  3,996.4      $  3,937.6
  Fees and other revenues..................       2,416.2        1,990.8       1,600.7        1,300.6         1,191.8
  Net investment income....................       3,419.6        3,304.7       3,383.6        3,157.6         3,055.3
  Net realized/unrealized capital gains
    (losses)...............................         (65.7)        (354.8)       (514.0)         139.6           404.5
                                               ------------   -----------   -----------   ------------    ------------
    Total revenues.........................    $  9,404.2      $ 8,822.5     $ 8,592.6     $  8,594.2      $  8,589.2
                                               ============   ===========   ===========   ============    ============
Income from continuing operations, net of
  related income taxes.....................    $    727.9      $   619.9     $   380.7     $    611.7      $    745.2
Income (loss) from discontinued operations,
  net of related income taxes (2)..........          21.8         (196.7)        (11.2)           8.5            (3.1)
                                               ------------   -----------   -----------   ------------    ------------
Income before cumulative effect of
  accounting changes.......................         749.7          423.2         369.5          620.2           742.1
Cumulative effect of accounting
  changes, net of related income taxes (3).          (3.4)        (280.9)        (10.7)           -               -
                                               ------------   -----------   -----------   ------------    ------------
Net income.................................    $    746.3      $   142.3     $   358.8     $    620.2      $    742.1
                                               ============   ===========   ===========   ============    ============
EARNINGS PER SHARE DATA(4):
Income from continuing operations per share:
  Basic....................................    $      2.23     $     1.77    $     1.05           N/A             N/A
  Diluted..................................    $      2.23     $     1.77    $     1.05           N/A             N/A
Net income per share:
  Basic....................................    $      2.29     $     0.41    $     0.99           N/A             N/A
  Diluted..................................    $      2.28     $     0.41    $     0.99           N/A             N/A

Common shares outstanding at year-end
  (in millions)............................         320.7          334.4         360.1            N/A             N/A
Weighted-average common shares
  outstanding for the year (in millions)...         326.0          350.2         362.4            N/A             N/A
Weighted-average common shares and
  potential common shares outstanding for
  the year for computation of diluted
  earnings per share (in millions).........         326.8          350.7         362.4            N/A             N/A

Cash dividends per share...................    $      0.45     $     0.25          N/A            N/A             N/A

BALANCE SHEET DATA:
Total assets...............................    $107,754.4      $89,861.3     $88,350.5     $ 84,404.9      $ 83,953.2

Long-term debt.............................    $  2,767.3      $ 1,332.5     $ 1,378.4     $  1,336.5      $  1,492.9

Common stock(5)............................    $      3.8      $     3.8     $     3.8     $      -        $      -
Additional paid-in capital(6)..............       7,153.2        7,106.3       7,072.5            -               -
Retained earnings (deficit)(7).............         630.4           29.4         (29.1)       6,312.5         5,692.3
Accumulated other comprehensive
  income (loss)............................       1,171.3          635.8         147.5          (60.0)         (139.4)
Treasury stock, at cost....................      (1,559.1)      (1,118.1)       (374.4)           -               -
                                               ------------   -----------   -----------   ------------    ------------
    Total stockholders' equity.............    $  7,399.6      $ 6,657.2     $ 6,820.3     $  6,252.5      $  5,552.9
                                               ============   ===========   ===========   ============    ============
OTHER SUPPLEMENTAL DATA:

Assets under management ($ in billions)....    $    144.9      $   111.1     $   120.2     $    117.5      $    116.6

Number of employees (actual)...............        14,976         15,038        17,138         17,473          17,129

---------

(1) For a discussion of items materially affecting the comparability of 2003, 2002, and 2001, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Transactions Affecting Comparability of Results of Operations and Demutualization and Initial Public Offering."

     Our consolidated financial information for 2000 and 1999 was affected by the following transactions that affect year-to-year comparability:

     o On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care. We accounted for our investment in Coventry using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million, $20.2 million, $20.6 million and $19.1 million for the years ended December 31, 2002, 2001, 2000, and 1999, respectively.

(2)  On October 31, 2002,  we sold  substantially  all of BT Financial  Group to
     Westpac Banking Corporation. BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) and cash flows have been removed from our income from continuing operations for all periods presented.

(3) See Item 8. "Financial Statements and Supplementary Data- Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" for a description of recent accounting changes.

(4) Earnings per share information for 2001 represents unaudited pro forma earnings per common share for the year ended December 31, 2001. For purposes of calculating pro forma per diluted share information, weighted-average shares outstanding were used. For the period January 1, 2001 through October 25, 2001, we estimated 360.8 million common shares were outstanding. This consists of 260.8 million shares issued to eligible policyholders in our demutualization and the 100.0 million shares issued in our initial public offering ("IPO") which closed on October 26, 2001. For the period October 26, 2001 through December 31, 2001, actual shares outstanding were used in the weighted-average share calculation.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of December 31, 2003, compared with December 31, 2002, and our consolidated results of operations for the years ended December 31, 2003, 2002 and 2001, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

OVERVIEW

We provide financial products and services through the following segments:

o U.S. Asset Management and Accumulation, which consists of our asset accumulation operations which provide products and services, including retirement savings and related investment products and services, and our asset management operations conducted through Principal Global Investors. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans,non-qualified executive benefit plans, and employee stock ownership plan consulting services. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

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

Corporate and Other, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities (including interest expense), income on capital not allocated to other segments, intersegment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

ECONOMIC FACTORS AND TRENDS

The declining interest rate environment and poor performance in the equity markets in 2002 slowed our growth in asset accumulation account values for that year in our U.S. Asset Management and Accumulation segment. Improvements in the equity markets in 2003 contributed to a significant increase in account values by the end of 2003.

In our International Asset and Accumulation segment, we continued to grow our existing business through organic growth in our existing subsidiaries and a combination of joint ventures and strategic acquisitions.

During 2002 and 2003, sales of life insurance have continued to shift from traditional insurance products to universal and variable universal products in our Life and Health Insurance segment. While health insurance membership has declined over the past few years, premium revenue has grown due to price increases and, to some degree, due to the impact of reinsurance.

Declining interest rates in 2002 resulted in increases in the production of both purchase and refinance mortgage loans in our Mortgage Banking segment. This trend continued through all of 2002 and much of 2003. However, interest rates increased during the third and fourth quarters resulting in a decrease in mortgage loan production in the fourth quarter of 2003.

PROFITABILITY

Our profitability depends in large part upon our:

o    amount of assets under management;

o    spreads we earn on our policyholders' general account balances;

o ability to generate fee revenues by providing administrative and investment management services;

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. We have identified five critical accounting policies that are complex and require significant judgment and estimates about matters that are inherently uncertain. A summary of our critical accounting policies is intended to enhance the reader's ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

VALUATION OF INVESTED ASSETS

FIXED MATURITIES, AVAILABLE-FOR-SALE. Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify our fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value. Since many of the fixed maturity securities that we invest in are private market assets, there are not readily available market quotes to determine the fair market value. These assets are valued using a spread pricing matrix. When utilizing a spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a credit and liquidity spread, which is added to the current U.S. Treasury rate to discount the cash flows of the security. Our spread pricing matrix uses the OTR Treasury curve, which is pulled from Bloomberg as of the valuation date. Capital Management Sciences ("CMS") has been contracted to serve as an independent source of credit spreads to be used in the corporate private placement valuation process. The credit spreads are based on weekly indices of the public bond market and vary by industry, credit quality, and average investment life. The liquidity spread is based on the average pick-up a private placement can expect to earn over a comparable public bond because of illiquidity. The spreads assigned to each security change from month to month based on changes in the market. An interest rate increase in the range of 20 to 100 basis points, and holding credit spreads constant, produces total values of $33.0 billion and $31.8 billion, as compared to the recorded amount of $33.3 billion related to our fixed maturity, available-for-sale assets held by the Principal Life General Account.

When evaluating a fixed maturity security for impairment, we consider relevant facts and circumstances in evaluating whether the impairment is other than temporary. Relevant facts and circumstances considered include: (1) the length of time the fair value has been below cost; (2) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (3) our ability and intent to hold the security to maturity or until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value is charged to net income.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers; and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2003, we had $4,289.2 million in available-for-sale fixed maturity securities with gross unrealized losses totaling $155.0 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Also included in the $155.0 million is $24.8 million in unrealized losses that are attributable to fixed maturity securities that are part of a fair value hedging relationship. As such, the $24.8 million has been recorded in net income versus other comprehensive income. Net income would be reduced by approximately $84.6 million, on an after-tax basis, if all the non-hedged securities were deemed to be other than temporarily impaired. In 2003, we recognized $21.1 million in gains on the sales of impaired securities and an additional $52.1 million in impairment losses on assets that had previously been impaired.

MORTGAGE LOANS. Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2003, commercial mortgage loans represented $9,630.4 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a provision for loss is established for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The provision for losses is reported as a net realized/unrealized capital loss on our consolidated statements of operations. Mortgage loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries are credited to the allowance for losses. The allowance for losses is maintained at a level believed adequate by us to absorb estimated probable credit losses.

The determination of the calculation and the adequacy of the mortgage loan reserve and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Our reserving methodology looks at several factors that define five current economic conditions or states ranging from best to worst with positive and negative biases. The determination of the current economic state looks at factors including industry delinquency statistics, portfolio drift based on an internal rating model, the growth in our internal watch list, national real estate space absorption, vacancy levels, national employment growth expectations, projected Gross Domestic Product, projected consumer spending growth, and the capital market assessment and outlook. At December 31, 2003, our determination of the current economic state was average with a negative bias. This economic state coupled with the current portfolio statistics produced a reserve for the Principal Life General Account totaling $48.6 million. Holding all other portfolio criteria constant, if the economic state had been determined to be the best one at December 31, 2003, Principal Life's General Account reserve would have been $9.7 million and if the economic state had been determined to be the worst one, the Principal Life General Account mortgage loan reserve would have totaled $155.5 million. The evaluation of our loan specific reserve component is also subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general.

INSURANCE RESERVES

Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to our contractholders. U.S. GAAP, allowing for some degree of managerial judgment, prescribes the methods of establishing reserves.

Future policy benefits and claims include reserves for certain insurance products that are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience and are periodically reviewed against industry standards to ensure actuarial credibility. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless we recognize a loss on the entire line of business. Our reserve levels are reviewed throughout the year using internal analysis, the annual audit, and annual statutory asset adequacy analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

Future policy benefits and claims also include reserves for incurred but unreported health claims. We record this liability and corresponding benefit expense for claims that are incurred but not yet reported. We recognize claims costs in the period the service was provided to our members. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging medical cost trends to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. For the years ending 2003, 2002 and 2001, the amount of the claim reserve adjustment made in that period for prior period estimates was within a reasonable range given our normal claims fluctuations.

DEFERRED POLICY ACQUISITION COSTS ("DPAC")

Commissions and other costs (underwriting, issuance and agency expenses, premium credits, conversion bonuses and first-year bonus interest) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

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

Excluding non-participating term life insurance policies, the deferred policy acquisition cost asset is amortized in relation to the gross profits of the underlying policies, over the expected lifetime of these policies. At issue, we develop an estimate of the expected future gross profits. These estimated gross profits contain assumptions relating to mortality, morbidity, investment yield and expenses. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing. For our universal life and investment contracts, we are required by accounting practice to reflect the actual gross profits of the underlying policies. In addition, we are required to revise our assumptions regarding future experience as soon as the current assumptions become no longer actuarially credible. Both actions, reflecting actual experience and changing future estimates, can cause changes in the amount of the asset and the pattern of future amortization.

We utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of deferred policy acquisition costs on investment contracts pertaining to individual variable annuities and group annuities which have separate account equity investment options. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. We periodically update these estimates and evaluate the recoverability of deferred policy acquisition costs. When appropriate, we revise our assumptions of the estimated gross profits of these contracts, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

The total DPAC asset balance as of December 31, 2003, was $1.6 billion. The impact of a 1% reduction in the long term investment performance rate assumption on separate accounts in our deferred policy acquisition cost models is an estimated $6.2 million reduction in the deferred policy acquisition cost asset as of December 31, 2003. Also, removing the mean reversion methodology from the deferred policy acquisition cost asset calculation has no impact on the December 31, 2003, asset. Positive equity market performance during 2003 resulted in an observed reversion to the mean as of the end of 2003.

BENEFIT PLANS

The reported expense and liability associated with these plans requires the use of assumptions. We annually review our retirement and other-post retirement benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate.

The assumed discount rate is determined by projecting future benefit payments and discounting those cash flows using rates based on the Bloomberg AA Finance yield to maturity curves. For 2003 year-end, we set the discount rate at 6.25%. A 0.25% decrease in the discount rate would increase pension benefits Projected Benefit Obligation ("PBO") and the 2004 Net Periodic Pension Cost ("NPPC") by approximately $49.2 million and $8.4 million, respectively. A 0.25% decrease in the discount rate would increase other post-retirement benefits Accumulated Postretirement Benefit Obligation ("APBO") and the 2004 Net Periodic Benefit Cost ("NPBC") by approximately $8.3 million and $0.6 million, respectively. A 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with that noted above.

The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The risk premiums take into account the long-term level of risk of the asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy, and the tax structure of the trusts. For 2004 NPPC and 2004 NPBC for other-post retirement benefits, an 8.5% and 7.31% weighted average long-term rate of return assumption will be used, respectively. A 0.25% decrease in the long-term rate of return would increase 2004 NPPC by approximately $2.5 million and the 2004 NPBC by approximately $0.9 million. A 0.25% increase in this rate would result in a decrease to expense at the same levels. The expected return on plan assets is based on the fair market value of plan assets as of September 30, 2003.

The target asset mix of the pension plan is:

                                     Minimum - Maximum
Asset Class                               Ranges
------------                       ---------------------------
U.S. stock..............                  40%-60%
Fixed income............                  20%-30%
Real estate.............                   3%-10%
Non-U.S. stock..........                   5%-15%
Non-U.S. fixed income...                   0%-7%
Other...................                   0%-7%

The compensation increase rate assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

The pension plans' gains/losses are amortized using a straight-line amortization method over the average remaining service period of employees. Actuarial gains/losses are amortized over approximately 9 years for pension costs and over approximately 14 years for benefit costs.

Prior service costs are amortized on a weighted average basis over approximately 5 years for pension costs and over approximately 10 years for benefit costs.

MORTGAGE LOAN SERVICING RIGHTS

Mortgage loan servicing rights represent the value of purchasing or originating the right to receive cash flows from servicing mortgage loans. Servicing rights are recorded at the time of sale of the underlying mortgage loans where the related servicing is retained. The total cost of the mortgage loans, which includes the cost to acquire the servicing rights, is allocated to the mortgage loans and the servicing rights based on their relative estimated fair values at the date of sale. To reduce the impact of interest rate fluctuations on net income, we hedge changes in the estimated fair value of our mortgage servicing rights with derivative financial instruments. For mortgage servicing rights designated as a hedged item in a fair value hedge under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended, the carrying value of the mortgage servicing rights is adjusted for changes in fair value resulting from the application of hedge accounting. Capitalized servicing rights are carried at the lower of cost or estimated fair value. The capitalized value is amortized in proportion to, and over the period of, estimated net servicing income. Amortization is analyzed periodically and is adjusted to reflect changes in prepayment speeds.

Capitalized mortgage loan servicing rights are periodically assessed for impairment based on the estimated fair value of those rights under SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS
OF LIABILITIES ("SFAS 140"). For purposes of performing our impairment evaluation, we stratify the servicing portfolio on the basis of certain predominant risk characteristics, including loan type, note rate, and rate type. To the extent that the carrying value of the servicing rights exceeds estimated fair value for any stratum, a valuation allowance is established, which may be adjusted in the future as the estimated fair value of the servicing rights increase or decrease. Changes in the valuation allowance are recognized in the consolidated statements of operations during the period in which the impairment or recovery occurs.

Fair values are estimated using estimates of discounted future net cash flows over the expected lives of the underlying loans using loan prepayment, discount rate, ancillary fee income and other assumptions we believe market participants would use to value such assets. The reasonableness of our assumptions is confirmed through comparisons against qualified mortgage servicing rights trades that were completed in the prior quarter and quarterly independent surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically during the year and are used to evaluate the reasonableness of our fair value conclusions. Due to the continuing lack of an active servicing market, we obtained additional evidence to support our estimated fair value at

December 31, 2003. Based on this information, we performed an analysis of our mortgage servicing rights portfolio, which resulted in an additional impairment charge of $141.3 million in December 2003.

During the second quarter of 2003, we established a policy of further evaluating our mortgage servicing rights valuation allowance by identifying portions of the allowance that represent a permanent impairment (i.e., direct write-downs). Each quarter, we will recognize a direct write-down when the gross carrying value is not expected to be recovered in the foreseeable future. We estimate the amount of direct write-downs based on an analysis of the mortgage servicing rights valuation allowance related to loans that have prepaid. Direct write-downs reduce the gross carrying value and the valuation allowance of the mortgage servicing rights, thereby precluding subsequent recapture of previous valuation allowances. The direct write-downs have no impact on net income or financial position in the period of adjustment but may result in a reduction of amortization expense and reduced recovery of impairments in periods subsequent to adjustment.

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

The key economic assumptions used in estimating the fair value of mortgage servicing rights at the date of loan sale for sales completed in 2003, 2002 and 2001 were as follows:

                                            2003              2002               2001
                                       ---------------  -----------------  -------------------

Weighted-average life (years)...........     6.78             6.42               7.84
Weighted-average prepayment speed.......    10.20%           11.91%              9.48%
Yield to maturity discount rate.........     6.48%            6.75%              7.45%


Prepayment   speed  is  the  constant   prepayment  rate  that  results  in  the
weighted-average life disclosed above.

At December 31, 2003, key economic assumptions and the sensitivity of the current estimated fair value of the mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

Estimated fair value of mortgage servicing rights.....................$1,959.4
Expected weighted-average life (in years).............................     5.7
Prepayment speed *....................................................    13.40%
   Decrease in estimated fair value of 10% adverse change.............$   88.4
   Decrease in estimated fair value of 20% adverse change.............$  168.9
Yield to maturity discount rate *.....................................     7.45%
   Decrease in estimated fair value of 10% adverse change.............$  111.6
   Decrease in estimated fair value of 20% adverse change.............$  223.2

* Represents the weighted-average prepayment speed and discount rate for the life of the mortgage servicing rights asset using our Option Adjusted Spread/Monte Carlo simulation of 160 interest rate paths.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in estimated fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in estimated fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. For example, changes in prepayment speed estimates could result in changes in the discount rate.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following businesses, among others, during the past three years:

DAO HENG FUND MANAGEMENT. On January 31, 2004, our wholly-owned subsidiary, Principal Asset Management Company (Asia) Limited, purchased a 100% ownership of Dao Heng Fund Management ("DHFM") in Hong Kong from Guoco Group Limited ("Guoco"). The acquisition of DHFM increases our presence in the Hong Kong defined contribution pension market.

MOLLOY COMPANIES. On December 17, 2003, we signed an agreement to acquire the Molloy Companies. The Molloy Companies offer companies and organizations consultative, administrative and claims services for insured and self-funded health plans through top benefit brokers and consultants. Effective January 2, 2004, the operations of the Molloy Companies will be reported in our Life and Health segment.

MW POST ADVISORY GROUP. On August 21, 2003, we agreed to purchase approximately 68% of MW Post Advisory Group ("Post Advisory") for $101.6 million. Effective October 15, 2003, we owned 23% of Post Advisory and agreed to purchase an additional 45% on January 5, 2004. As part of our U.S. Asset Management and Accumulation segment, we account for Post Advisory using the full consolidation method of accounting since, although we are only a minority owner from a voting share perspective prior to January 5, 2004, the terms of the acquisition provide us with control of Post Advisory effective October 15, 2003. Our assets under management increased approximately $3.9 billion at October 31, 2003 as a result of the acquisition.

PRINCIPAL ASSET MANAGEMENT COMPANY. On August 31, 2003, we announced that our wholly-owned subsidiary, Principal Financial Group (Mauritius) Ltd., had entered into a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks, to sell long-term mutual funds and related financial services in India. The new company will be called Principal PNB Asset Management Company. As part of this transaction, we will roll our existing fund management company, Principal Asset Management Company, into the joint venture. We will retain 65% of the new company, selling 30% to PNB, who will merge its own PNB funds into the new company, and 5% to Vijaya Bank. We expect to close the transaction in the first quarter of 2004.

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

BENEFIT CONSULTANTS, INC. On January 1, 2003, we acquired Benefit Consultants, Inc. ("BCI Group") headquartered in Appleton, Wisconsin. BCI Group is a full-service consulting, actuarial and administration firm that specializes in administering qualified and nonqualified retirement benefit plans with a primary focus on employee stock ownership plans. Effective, January 1, 2003, the operations of BCI Group are reported in our U.S. Asset Management and Accumulation segment. We have integrated BCI Group operations into Principal Life and refer to it as employer securities group.

ZURICH AFORE S.A. DE C.V. On May 31, 2002, we purchased a 100% ownership of Zurich AFORE S.A. de C.V. ("Zurich AFORE") in Mexico from Zurich Financial Services for MX$468.4 million (approximately U.S. $49.0 million). The operations of Zurich AFORE have been integrated into Principal International, Inc., as a part of our International Asset Management and Accumulation segment.

SPECTRUM ASSET MANAGEMENT. On October 1, 2001, Spectrum Asset Management ("Spectrum") became an affiliate of Principal Global Investors. The acquisition was accounted for using the purchase method and the results of operations of the acquired business have been included in our financial statements from the date of acquisition. In October 2002, we purchased the remaining 20% of Spectrum. We included revenues of $11.0 million, $5.9 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, in our consolidated results of operations.

DISPOSITIONS

We entered into disposition agreements or disposed of the following businesses, among others, during the past three years:

BT FINANCIAL GROUP. On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of December 31, 2003, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac, with future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $115.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management. We do not anticipate receiving the contingent proceeds.

Excluding contingent proceeds, our total after-tax proceeds from the sale were approximately U.S. $890.0 million. This amount includes cash proceeds from Westpac, expected tax benefits, and gain from unwinding the hedged asset associated with our investment in BT Financial Group.

As of December 31, 2002, we accrued for an estimated after-tax loss on disposal of $208.7 million. For the year ended December 31, 2003, we recognized an after-tax gain of $21.8 million, primarily due to additional tax benefits and additional proceeds received upon completion of the sale to Westpac. These gains were recorded in the income (loss) from discontinued operations in the consolidated statements of operations.

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

The results of operations (excluding corporate overhead) for BT Financial Group are reported as other after-tax adjustments in our International Asset Management and Accumulation segment. Selected financial information for the discontinued operations is as follows:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                  2003              2002               2001
                                              --------------    --------------    ---------------
                                                      (IN MILLIONS, EXCEPT AS INDICATED)

Total assets under management ($ in
  billions)..............................         $   -              $   -             $  21.6
                                              ==============    ==============    ===============
Total revenues ..........................         $   -              $ 139.7           $ 220.9
                                              ==============    ==============    ===============
Loss from continuing operations, net of
  related income taxes (corporate
  overhead)..............................         $   -              $  (2.6)          $  (3.6)

Income (loss) from discontinued
  operations:
Income (loss) before income taxes........             -                 17.7             (15.6)
Income taxes (benefits)..................             -                  5.7              (4.4)
                                              --------------    --------------    ---------------
Income (loss) from discontinued
  operations (1).........................             -                 12.0             (11.2)
Income (loss) on disposal, net of related
  income taxes (2).......................            21.8             (208.7)              -
                                              --------------    --------------    ---------------
Income (loss) from discontinued
  operations, net of related income
  taxes..................................            21.8             (196.7)            (11.2)

Cumulative effect of accounting changes,
  net of related income taxes............             -               (255.4)              -
                                              --------------    --------------    ---------------
Net income (loss)........................         $  21.8            $(454.7)          $ (14.8)
                                              ==============    ==============    ===============

-----------------
(1) The 2002 summary results of operations information is for the ten months ended October 31, 2002, the date of sale of BT Financial Group and, accordingly, there is no statement of operations data to present for 2003.

(2) Net of related income tax benefits of $14.6 million and $89.6 million in 2003 and 2002, respectively.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $190.0 million as of December 31, 2003). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. A relevant legislative solution and judicial action are both pending in New Zealand. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

COVENTRY HEALTH CARE. On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. We received proceeds of $325.4 million, resulting in a net realized capital gain of $183.0 million, or $114.5 million net of income taxes.

We reported our investment in Coventry in our Corporate and Other segment and accounted for it using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million and $20.2 million for the years ended December 31, 2002 and 2001, respectively.

PT ASURANSI JIWA PRINCIPAL INDONESIA. On September 25, 2001, we disposed of all the stock of PT Asuransi Jiwa Principal Indonesia, our subsidiary in Indonesia. We currently have no business operations in Indonesia. We received nominal proceeds, which resulted in a realized capital loss of $6.7 million in 2001. We included nominal revenues and net loss from our operations in Indonesia in our consolidated results of operations for the year ended December 31, 2001. We received an additional $1.4 million in 2003 pursuant to the 2001 sale agreement, resulting in a $0.9 million after-tax realized capital gain.

OTHER TRANSACTIONS

SALE OF RETAIL FIELD MORTGAGE LENDING BRANCH OFFICES. On February 4, 2003, Principal Residential Mortgage signed a definitive agreement to sell the assets of the retail field mortgage lending branches to American Home Mortgage, Inc. ("American Home Mortgage"), an independent retail mortgage banking company. American Home Mortgage has paid Principal Residential Mortgage a guaranteed profit margin on its application pipeline that existed as of February 4, 2003 and has purchased the assets of the branch network and assumed related liabilities.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was negatively impacted $4.7 million, $7.7 million, and $2.7 million for the years ended December 31, 2003, 2002, and 2001, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

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

Costs relating to the demutualization, excluding costs relating to the IPO were $2.0 million and $18.6 million, net of income taxes, in 2002 and 2001, respectively. Demutualization expenses consist primarily of printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us on the demutualization. In addition, our costs include the costs of the advisors of the Insurance Commissioner of the State of Iowa and the New York State Insurance Department, other regulatory authorities and internal allocated costs for staff and related costs associated with the demutualization.

PENSION EXPENSE

The 2004 pension expense for substantially all of our employees and certain agents is expected to be approximately $56.4 million. This is a decrease of $3.8 million from the 2003 pension expense of $60.2 million, primarily due to the plan's liability experience, an increase in the plan's turnover assumption, and the plan's asset performance. The 2002 pension expense was $6.5 million. The discount rate used to determine the 2004 expense was 6.25%, which is down from the 6.5% discount rate used to calculate the 2003 expense. The expected long-term return on assets assumption used for the 2004 pension expense remained at 8.5%.

RECENT ACCOUNTING CHANGES

INTEREST RATE LOCK COMMITMENTS

In October 2003, the Financial Accounting Standards Board (the "FASB") added a project to its agenda to clarify SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 138") and SFAS No. 149, AMENDMENT OF FASB STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, with respect to determining the fair value of interest rate lock commitments ("IRLC"). Specifically, the FASB project will address what information should be used to determine the fair value of an IRLC and whether an IRLC should ever be reported as an asset by the issuer. In December 2003, the SEC staff announced that it intends to release a Staff Accounting Bulletin that will require IRLCs issued after April 1, 2004, be accounted for as written options that would be reported as a liability until expiration or termination of the commitment. Neither the FASB nor the SEC has issued final technical guidance in this area and as such it is not possible to know for certain the impact of this guidance.

QUALIFIED SPECIAL-PURPOSE ENTITIES

In June 2003, the FASB issued an exposure draft, QUALIFYING SPECIAL-PURPOSE ENTITIES AND ISOLATION OF TRANSFERRED ASSETS AN AMENDMENT OF FASB STATEMENT NO 140 . The exposure draft proposed additional restrictions on the activities of a qualifying special purpose entity ("QSPE"). We are monitoring changes to the exposure draft, which may impact the status our QSPE's.

VARIABLE INTEREST ENTITIES

The FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), in January 2003. FIN 46 applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. FIN 46 requires the consolidation of variable interest entities ("VIEs") in which an enterprise, known as the primary beneficiary, absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

The guidance was effective immediately for all VIEs created after January 31, 2003, and effective July 1, 2003, for all VIEs created before February 1, 2003. In October 2003, the FASB released Staff Position FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, that allows the deferral of FIN 46 for all VIEs created or acquired prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003, if certain conditions are met. We invested in one VIE in April 2003, and effective July 1, 2003, consolidated VIEs created or acquired prior to February 1, 2003, for which we are the primary beneficiary.

At July 1, 2003, our consolidated financial statements were adjusted to record a cumulative effect of adopting FIN 46, as follows (in millions):

                                                                                        ACCUMULATED OTHER
                                                                                          COMPREHENSIVE
                                                                      NET LOSS               INCOME
                                                                  ------------------ ----------------------

Adjustment for intercompany gains and carrying value of assets
  consolidated.................................................         $(6.1)              $ 14.1
Income tax impact..............................................           2.7                 (5.0)
                                                                  ------------------ ----------------------
Total..........................................................         $(3.4)              $  9.1
                                                                  ================== ======================

On December 24, 2003, the FASB issued a revision to FIN 46, Interpretation No. 46 (Revised 2003): CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46R"), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. We plan to adopt FIN 46R effective January 1, 2004 and do not anticipate that this will have a material impact on our consolidated statements of operations.

As of July 1, 2003, we consolidated a residential mortgage loan funding VIE, three grantor trusts and several other immaterial VIEs in which we have determined we are the primary beneficiary. The incremental impact on certain financial data, after consideration of our previous investment for these consolidated VIEs, is as follows:

                                                                AS OF
                                                           DECEMBER 31, 2003
                                                       -----------------------
                                                             (IN MILLIONS)

Total assets......................................              $  2,164.3
                                                       =======================

Total short-term debt.............................              $    615.0
Total long-term debt..............................                 1,458.0
Total other liabilities...........................                    95.4
                                                       -----------------------
Total liabilities.................................                 2,168.4
Total equity......................................                    (4.1)
                                                       -----------------------
  Total liabilities and equity....................              $  2,164.3
                                                       =======================

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS. This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. This SOP is not expected to have a material impact to our consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the years indicated:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                           2003           2002           2001
                                                        -----------    ------------    -----------
                                                                         (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
  Premiums and other considerations....................  $ 3,634.1      $ 3,881.8      $ 4,122.3
  Fees and other revenues..............................    2,416.2        1,990.8        1,600.7
  Net investment income................................    3,419.6        3,304.7        3,383.6
  Net realized/unrealized capital losses...............      (65.7)        (354.8)        (514.0)
                                                        -----------    ------------    -----------
    Total revenues.....................................    9,404.2        8,822.5        8,592.6

Expenses:
  Benefits, claims and settlement expenses.............    4,861.3        5,216.9        5,482.1
  Dividends to policyholders...........................      307.9          316.6          313.7
  Operating expenses...................................    3,281.3        2,623.2        2,332.7
                                                        -----------    ------------    -----------
    Total expenses.....................................    8,450.5        8,156.7        8,128.5
                                                        -----------    ------------    -----------
Income from continuing operations before income taxes..      953.7          665.8          464.1
Income taxes...........................................      225.8           45.9           83.4
                                                        -----------    ------------    -----------
  Income from continuing operations, net of related
    income taxes.......................................      727.9          619.9          380.7
Income (loss) from discontinued operations, net of
    related income taxes...............................       21.8         (196.7)         (11.2)
                                                        -----------    ------------    -----------
Income before cumulative effect of accounting changes..      749.7          423.2          369.5
Cumulative effect of accounting change, net of related
    income taxes.......................................       (3.4)        (280.9)         (10.7)
                                                        -----------    ------------    -----------
    Net income.........................................  $   746.3      $   142.3      $   358.8
                                                        ===========    ============    ===========

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Premiums and other considerations decreased $247.7 million, or 6%, to $3,634.1 million for the year ended December 31, 2003, from $3,881.8 million for the year ended December 31, 2002. The decrease reflected a $326.5 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. The decrease was partially offset by a $45.6 million increase from the Life and Health Insurance segment, primarily related to increased group disability sales and favorable retention.

Fees and other revenues increased $425.4 million, or 21%, to $2,416.2 million for the year ended December 31, 2003, from $1,990.8 million for the year ended December 31, 2002. The increase was primarily due to a $188.3 million increase from the Mortgage Banking segment primarily resulting from an increase in mortgage loan production volume and growth in the mortgage loan servicing portfolio during the first half of 2003. In addition, U.S. Asset Management and Accumulation fees and other revenues increased $185.2 million primarily related to an increase in management and performance fees, growth in assets under management and growth in account values, which was due to growth in the equity markets and net cash flows.

Net investment income increased $114.9 million, or 3%, to $3,419.6 million for the year ended December 31, 2003, from $3,304.7 million for the year ended December 31, 2002. The increase was primarily a result of a $4,854.4 million, or 10%, increase in average invested assets and cash, excluding the impact of the implementation of FIN 46. Partially offsetting the increase was a decrease in average investment yields. The yield on average invested assets and cash was 6.4% for the year ended December 31, 2003, compared to 6.9% for the year ended December 31, 2002.

Net realized/unrealized capital losses decreased $289.1 million, or 81%, to $65.7 million for the year ended December 31, 2003, from $354.8 million for the year ended December 31, 2002. The decrease is due to a $199.8 million decrease in other than temporary declines in the value of certain fixed maturity and equity securities, a $164.2 million increase in gains related to the mark to market and sales of certain seed money investments, a $93.0 million decrease in losses related to credit impaired sales, and $25.4 million increase in gains due to the strengthening of the foreign currency exchange rates. These items are partially offset by a $183.0 million capital gain related to the sale of our investment in Coventry in 2002 and $53.7 million less gains on the sale of other fixed maturity securities in 2003.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the year ended December 31, 2003.

                                                        FOR THE YEAR ENDED DECEMBER 31, 2003
                                 -----------------------------------------------------------------------------
                                                      NET REALIZED                           NET REALIZED/
                                                         GAINS                                 UNREALIZED
                                                      (LOSSES) ON           HEDGING          CAPITAL GAINS
                                   IMPAIRMENTS          DISPOSAL          ADJUSTMENTS           (LOSSES)
                                 ----------------  -----------------   -----------------   -------------------
                                                                  (IN MILLIONS)

Fixed maturity securities (1)...  $  (152.6)          $    (9.1)         $   (62.3)         $  (224.0)
Equity securities (2)...........       (4.6)                8.9                -                  4.3
Mortgage loans on real
  estate (3)....................       (2.2)                -                  -                 (2.2)
Real estate.....................      (11.5)                4.8                -                 (6.7)
Derivatives.....................        -                   -                107.2              107.2
Other (4).......................        -                 121.2              (65.5)              55.7
                                 ----------------  -----------------   -----------------   -------------------
  Total.........................  $  (170.9)          $   125.8          $   (20.6)         $   (65.7)
                                 ================  =================   =================   ===================

-----------------------
(1) Impairments include $21.1 million in recoveries on the sale of previously impaired assets and $173.7 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $55.7 million and gross realized losses of $64.8 million.
(2) Impairments include $6.2 million in recoveries on the sale of previously impaired assets and $10.8 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $9.8 million and gross realized losses of $0.9 million.
(3) Includes $36.2 million in realized losses due to sale, foreclosure, or impairment write-downs of commercial mortgage loans offset by a $34.0 million decrease in commercial mortgage valuation allowance.
(4) Net realized gains (losses) on disposal includes $85.9 million for mark to market gains on seed money and $35.2 million related to foreign currency gains.

Benefits, claims and settlement expenses decreased $355.6 million, or 7%, to $4,861.3 million for the year ended December 31, 2003, from $5,216.9 million for the year ended December 31, 2002. The decrease was primarily due to a $390.6 million decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting the decline in reserves resulting from a decrease in sales of single premium group annuities with life contingencies.

Dividends to policyholders decreased $8.7 million, or 3%, to $307.9 million for the year ended December 31, 2003, from $316.6 million for the year ended December 31, 2002. The decrease was due to a $6.0 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates. In addition, the decrease was attributable to a $2.7 million decrease from the U.S. Asset Management and Accumulation segment, resulting from a decrease in dividends for our participating pension full-service accumulation products.

Operating expenses increased $658.1 million, or 25%, to $3,281.3 million for the year ended December 31, 2003, from $2,623.2 million for the year ended December 31, 2002. The increase was primarily due to a $404.3 million increase from the Mortgage Banking segment primarily resulting from impairments of mortgage loan servicing rights and, to a lesser extent, due to growth in the mortgage loan servicing portfolio. The increase also reflected a $178.5 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the full consolidation of our newly acquired Post Advisory subsidiary, higher incentive compensation accruals and increases in employee benefit costs.

Income taxes increased $179.9 million to $225.8 million for the year ended December 31, 2003, from $45.9 million for the year ended December 31, 2002. The effective income tax rate was 24% for the year ended December 31, 2003, and 7% for the year ended December 31, 2002. The effective income tax rates for the years ended December 31, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. The increase in the effective tax rate to 24% in 2003 from 7% in 2002 was primarily due to the favorable settlement of an IRS audit issue in 2002.

As a result of the foregoing factors and the inclusion of income or loss from discontinued operations and the cumulative effect of accounting changes, net of related income taxes, net income increased $604.0 million to $746.3 million for the year ended December 31, 2003, from $142.3 million for the year ended December 31, 2002. The income or loss from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting change was related to our implementation of FIN 46 in 2003 and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142") in 2002.

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

The following table highlights the contributors to net realized/unrealized capital gains and losses for the year ended December 31, 2002.

                                                       FOR THE YEAR ENDED DECEMBER 31, 2002
                                 -----------------------------------------------------------------------------
                                                      NET REALIZED                           NET REALIZED/
                                                         GAINS                                 UNREALIZED
                                                      (LOSSES) ON           HEDGING          CAPITAL GAINS
                                   IMPAIRMENTS          DISPOSAL          ADJUSTMENTS           (LOSSES)
                                 ----------------  -----------------   -----------------   -------------------
                                                                  (IN MILLIONS)

Fixed maturity securities (1)...  $  (326.4)          $   (42.0)         $     6.1          $  (362.3)
Equity securities (2)...........      (30.6)                1.9                -                (28.7)
Mortgage loans on real
  estate (3)....................      (10.3)                -                  -                (10.3)
Real estate.....................        -                   9.3                -                  9.3
Derivatives.....................        -                   -                (73.3)             (73.3)
Other...........................        -                  94.8               15.7              110.5
                                 ----------------  -----------------   -----------------   -------------------
  Total.........................  $  (367.3)          $    64.0          $   (51.5)         $  (354.8)
                                 ================  =================   =================   ===================

-----------------------
(1) Impairment losses include $2.9 million in recoveries on the sale of previously impaired assets and $329.3 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $152.5 million and gross realized losses of $194.5 million.
(2) Impairments include $30.6 million of impairment losses and no recoveries on the sale of previously impaired assets. Net realized gains (losses) on disposal includes gross realized gains of $4.1 million and gross realized losses of $2.2 million.
(3) Includes $14.7 million in realized losses due to sale, foreclosures or impairment write-downs of commercial mortgage loans offset by a $4.4 million decrease in commercial mortgage valuation allowance.

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

Dividends to policyholders increased $2.9 million to $316.6 million for the year ended December 31, 2002, from $313.7 million for the year ended December 31, 2001. The increase was attributable to a $2.9 million increase from the U.S. Asset Management and Accumulation segment, resulting from an increase in dividends for our participating pension full-service accumulation products.

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

As a result of the foregoing factors and the inclusion of loss from discontinued operations and the cumulative effect of accounting change, net of related income taxes, net income decreased $216.5 million, or 60%, to $142.3 million for the year ended December 31, 2002, from $358.8 million for the year ended December 31, 2001. The loss from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting change was related to our implementation of SFAS 142 in 2002 and SFAS 133 in 2001.

RESULTS OF OPERATIONS BY SEGMENT

We use segment operating earnings, which excludes the effect of net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments, for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts. Segment operating earnings are determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments we believe are not indicative of overall operating trends. Note that after-tax adjustments have occurred in the past and could recur in future reporting periods. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

The following table presents segment information as of or for the years ended December 31, 2003, 2002 and 2001:

                                                                       AS OF OR FOR YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                   2003                2002             2001
                                                               --------------     --------------   --------------
                                                                                   (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation...................      $  3,651.0         $  3,780.5       $  3,799.8
International Asset Management and Accumulation..........           412.1              357.9            508.4
Life and Health Insurance................................         4,014.3            3,946.8          3,946.4
Mortgage Banking.........................................         1,396.8            1,153.0            757.4
Corporate and Other(1)...................................             8.8              (15.1)           101.7
                                                               --------------     --------------   --------------
  Total segment operating revenues.......................         9,483.0            9,223.1          9,113.7
Net realized/unrealized capital losses, including
  recognition  of front-end fee revenues and certain
  market value adjustments to fee revenues (3)...........           (78.8)            (400.6)          (527.4)
Investment income generated from IPO proceeds(2).........             -                  -                6.3
                                                               --------------     --------------   --------------
  Total revenue per consolidated statements of
    operations............................................      $ 9,404.2         $  8,822.5       $  8,592.6
                                                               ==============     ==============   ==============

OPERATING EARNINGS (LOSS) BY SEGMENT,  NET OF RELATED
  INCOME TAXES:
U.S. Asset Management and Accumulation ..................      $    433.8         $    370.9           $353.8
International Asset Management and Accumulation..........            34.9               19.5              2.3
Life and Health Insurance................................           241.2              233.1            201.2
Mortgage Banking.........................................            53.2              142.9            126.7
Corporate and Other .....................................           (12.5)             (17.0)            38.1
                                                               --------------     --------------   --------------
  Total segment  operating  earnings,  net of related
    income taxes.........................................           750.6              749.4            722.1
Net realized/unrealized capital losses, as adjusted(3)...           (51.6)            (243.9)          (321.0)
Other after-tax adjustments(4)...........................            47.3             (363.2)           (42.3)
                                                               --------------     --------------   --------------
  Net income per consolidated statements of operations...      $    746.3         $    142.3       $    358.8
                                                               ==============     ==============   ==============
ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation(5)................      $ 83,904.8         $ 70,371.9       $ 68,543.8
International Asset Management and Accumulation..........         3,011.4            2,202.5          4,956.9
Life and Health Insurance................................        12,171.8           11,356.3         10,776.2
Mortgage Banking(6)......................................         5,558.8            3,740.1          2,718.8
Corporate and Other(7)...................................         3,107.6            2,190.5          1,354.8
                                                               --------------     --------------   --------------
  Total consolidated assets..............................      $107,754.4         $ 89,861.3       $ 88,350.5
                                                               ==============     ==============   ==============

-----------------------
(1) Includes inter-segment eliminations primarily related to internal investment management fee revenues, commission fee revenues paid to U.S. Asset Management and Accumulation agents for selling Life and Health Insurance segment insurance products, internal interest paid to our Mortgage Banking segment for escrow accounts deposited with our U.S. Asset Management and Accumulation segment and real estate joint venture rental income. In 2001, the Corporate and Other segment reported rental income from real estate joint ventures for office space used by other segments.

(2) Interest income generated from IPO proceeds is reported in other after-tax adjustments on the operating earnings statement.

(3)  In addition to sales  activity and other than  temporary  impairments,  net realized/unrealized capital gains (losses) include unrealized gains (losses) on mark to market changes in certain seed money investments and investments classified as trading securities, as well as unrealized gains (losses) on certain derivatives. Net realized/unrealized capital gains (losses), as adjusted, are net of income taxes, net realized capital gains and losses distributed, minority interest capital gains and losses, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services and certain market value adjustments to fee revenues.

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------
                                                                            2003             2002              2001
                                                                        --------------   --------------   --------------
                                                                                        (IN MILLIONS)

Net realized/unrealized capital losses................................      $(65.7)       $  (354.8)       $  (514.0)
Certain market value adjustments to fee revenues......................       (17.7)           (31.8)           (14.9)
Recognition of front-end fee revenues.................................         4.6            (14.0)             1.5
                                                                        -------------    --------------   --------------
  Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments
    to fee revenues...................................................       (78.8)          (400.6)          (527.4)
Amortization of deferred policy acquisition costs
  related to net realized capital gains (losses)......................         5.1             35.4             18.6
Capital gains distributed.............................................        (4.5)           (12.7)             -
Minority interest capital gains.......................................        (0.1)             -                -
                                                                        -------------    --------------   --------------
  Net  realized/unrealized  capital losses,  including recognition of front-end fee revenues and certain market value  adjustments to fee revenues,  net of related amortization of deferred policy acquisition costs, capital gains distributed,  and minority
    interest capital gains............................................       (78.3)          (377.9)          (508.8)
Income tax effect.....................................................        26.7            134.0            187.8
                                                                        -------------    --------------   --------------
  Net realized/unrealized capital losses, as adjusted.................      $(51.6)       $  (243.9)       $  (321.0)
                                                                        =============    ==============   ==============

(4)For the year ended December 31, 2003, other after-tax adjustments of $47.3 million included (1) the positive effects of: (a) a decrease in income tax reserves established for contested IRS tax audit matters ($28.9 million) and
   (b) a change in the estimated loss on disposal of BT Financial Group ($21.8 million) and (2) the negative effect of a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million). For the year ended December 31, 2002, other after-tax adjustments of $363.2 million included (1) the negative effects of: (a) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million); (b) a loss from the discontinued operations of BT Financial Group ($196.7 million); (c) an increase to a loss contingency reserve established for sales practices litigation ($21.6 million); and (d) expenses related to our demutualization ($2.0 million) and (2) the positive effect of the settlement of an IRS audit issue ($138.0 million). For the year ended December 31, 2001, other after-tax adjustments of $42.3 million included (1) the negative effects of: (a) expenses related to our demutualization ($18.6 million); (b) the loss on discontinued operations of BT Financial Group ($11.2 million); (c) a cumulative effect of change in accounting principle related to our implementation of SFAS 133 ($10.7 million); and (d) an increase to our loss contingency reserve for sales practices litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million).

(5)U.S. Asset Management and Accumulation separate account assets include shares of the Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $833.9 million, $1.0 billion, and $1.3 billion at December 31, 2003, 2002, and 2001, respectively. Activity of the separate account was reflected in both separate account assets and separate account liabilities and did not impact our results of operations.

(6)As a result of the implementation of FIN 46, effective July 1, 2003, Mortgage Banking assets include the full consolidation of Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), which provides a source of funding for our residential mortgage loan production. PRMCR held $2.0 billion in mortgage loans held for sale as of December 31, 2003.

(7)Includes inter-segment elimination amounts related to internally generated mortgage loans and an internal line of credit. The U.S. Asset Management and Accumulation segment and Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment. In addition, the Corporate and Other segment managed a revolving line of credit used by other segments.

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

ASSET ACCUMULATION TRENDS

Our sales of pension and other asset accumulation products and services in the U.S. have been affected by overall trends in the U.S. retirement services industry, as our customers have begun to rely less on defined benefit retirement plans, social security and other government programs. Recent trends in the work environment include a more mobile workforce and the desire of employers to shift the market risk of retirement investments to employees by offering defined contribution plans rather than defined benefit plans. These trends are increasing the demand for defined contribution pension arrangements such as 401(k) plans, mutual funds or variable annuities. The "baby-boom" generation of U.S. workers has reached an age at which saving for retirement is critical and it continues to seek tax-advantaged investment products for retirement. Also, the Economic Growth and Tax Relief Reconciliation Act of 2001 had many of its provisions become effective in 2002, which increased allowed contribution limits and a number of other opportunities to save for retirement. Considering these trends, asset accumulation account values increased as of December 31, 2003, primarily due to significant additional gross new deposits, strong performance of the equity markets and retention of assets from existing clients. The declining interest rate environment and poor performance in the equity markets in 2002 slowed our growth in asset accumulation account values for that year. The interest rate environment continued its low trend in 2003 while the S & P 500 posted a 26.4% gain resulting in a significant increase in total account values by the end of 2003.

The following table provides a summary of U.S. Asset Accumulation account values as of December 31, 2003, 2002 and 2001:

                                     U.S. ASSET ACCUMULATION
AS OF                                  TOTAL ACCOUNT VALUES
---------------------------       -------------------------------
                                            (IN BILLIONS)

December 31, 2003 .........                 $    91.7
December 31, 2002 .........                      73.8
December 31, 2001 .........                      71.0

ASSET MANAGEMENT TRENDS

Asset management services have been among the most profitable and rapidly growing sectors of the financial services industry, at both the retail and institutional level. We seek to take advantage of current trends, which indicate that both retail and institutional investors embrace specialization, providing increased fees to successful active managers with expertise in specialty and niche areas. Our U.S. third-party assets under management increased $10.1 billion during 2003.

The following table provides a summary of Principal Global Investors' affiliated and third-party assets under management as of December 31, 2003, 2002 and 2001:

                                                          PRINCIPAL GLOBAL INVESTORS
                                   -------------------------------------------------------------------------

                                    AFFILIATED ASSETS         THIRD-PARTY ASSETS        TOTAL ASSETS UNDER
AS OF                                UNDER MANAGEMENT          UNDER MANAGEMENT             MANAGEMENT
---------------------------        ---------------------    -----------------------    ---------------------
                                                                (IN BILLIONS)

December 31, 2003..........                $ 88.6                   $  24.7                  $113.3
December 31, 2002..........                  77.7                      14.6                    92.3
December 31, 2001..........                  77.8                       7.9                    85.7


U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the years indicated:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                                2003              2002               2001
                                            --------------    --------------    ---------------
                                                               (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating revenues(1):
 Premiums and other considerations......     $     420.0       $     746.5       $       766.3
 Fees and other revenues................           833.7             681.2               633.1
 Net investment income..................         2,397.3           2,352.8             2,400.4
                                            --------------    --------------    ---------------
   Total operating revenues.............         3,651.0           3,780.5             3,799.8

Expenses:
 Benefits, claims and settlement
   expenses, including dividends to
   policyholders........................         2,146.6           2,539.9             2,589.8
 Operating expenses.....................           934.5             773.4               773.7
                                            --------------    --------------    ---------------
   Total expenses.......................         3,081.1           3,313.3             3,363.5
                                            --------------    --------------    ---------------
Pre-tax operating earnings..............           569.9             467.2               436.3
Income taxes............................           136.1              96.3                82.5
                                            --------------    --------------    ---------------
Operating earnings......................           433.8             370.9               353.8

Net realized/unrealized capital losses,
   as adjusted..........................           (82.1)           (250.5)             (164.7)
Other after-tax adjustments.............            (1.7)              -                 (10.8)
                                            --------------    --------------    ---------------
U.S. GAAP REPORTED:
Net income..............................     $     350.0       $     120.4       $       178.3
                                            ==============    ==============    ===============

---------------------
(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Premiums and other considerations decreased $326.5 million, or 44%, to $420.0 million for the year ended December 31, 2003, from $746.5 million for the year ended December 31, 2002. The decrease primarily resulted from a $353.9 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $152.5 million, or 22%, to $833.7 million for the year ended December 31, 2003, from $681.2 million for the year ended December 31, 2002. Principal Global Investors fees and other revenues increased $96.8 million primarily due to increased management and performance fees from the full consolidation of our newly acquired Post Advisory subsidiary, increased revenues from Spectrum due to growth in assets under management and the inclusion of our asset management offshore operations. Pension full-service accumulation fees and other revenue increased $50.0 million primarily due to an increase in revenue from improvements in the equity markets and net cash flow, which have led to higher account values, and increased revenue from our employer securities group acquisition, BCI Group.

Net investment income increased $44.5 million, or 2%, to $2,397.3 million for the year ended December 31, 2003, from $2,352.8 million for the year ended December 31, 2002. The increase reflects a $3,096.6 million, or 9%, increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 6.3% for the year ended December 31, 2003, compared to 6.7% for the year ended December 31, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $393.3 million, or 15%, to $2,146.6 million for the year ended December 31, 2003, from $2,539.9 million for the year ended December 31, 2002. The decrease primarily resulted from a $351.8 million decrease in our pension full-service payout business as a result of decreased sales of single premium group annuities with life contingencies. Also contributing to the decrease was a $56.0 million decrease in pension full-service accumulation business due primarily to declining business from our participating block and to lower interest credited on our non-participating deposit type business.

Operating expenses increased $161.1 million, or 21%, to $934.5 million for the year ended December 31, 2003, from $773.4 million for the year ended December 31, 2002. The increase primarily resulted from a $104.9 million increase in Principal Global Investors operating expenses due to the full consolidation of our newly acquired Post Advisory subsidiary, the inclusion of our asset management offshore operations and higher incentive compensation accruals. In addition, pension full-service accumulation operating expenses increased $41.3 million due to higher non-deferrable compensation related costs including incentive compensation costs and increases in employee benefit costs, expenses from employer securities group and increased amortization of DPAC in 2003.

Income taxes increased $39.8 million, or 41%, to $136.1 million for the year ended December 31, 2003, from $96.3 million for the year ended December 31, 2002. The effective income tax rate for this segment was 24% for the year ended December 31, 2003, and 21% for the year ended December 31, 2002. The effective income tax rates for the years ended December 31, 2003 and 2002, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received, for which an estimated benefit recognition rate decreased during 2003 compared to 2002, and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $62.9 million, or 17%, to $433.8 million for the year ended December 31, 2003, from $370.9 million for the year ended December 31, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $168.4 million, or 67%, to $82.1 million for the year ended December 31, 2003, from $250.5 million for the year ended December 31, 2002. The decrease is due to lower capital losses related to other than temporary declines in the value of certain fixed maturity securities for the year ended December 31, 2003.

As a result of the foregoing factors and the inclusion of other after-tax adjustments for the year ended December 31, 2003, net income increased $229.6 million to $350.0 million from $120.4 million for the year ended December 31, 2002. Other after-tax adjustments for the year ended December 31, 2003, had a negative impact on net income of $1.7 million due to a cumulative effect of accounting change related to our implementation of FIN 46.

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

Net investment income decreased $47.6 million, or 2%, to $2,352.8 million for the year ended December 31, 2002, from $2,400.4 million for the year ended December 31, 2001. The decrease was primarily due to a decrease in the average annualized yield on invested assets and cash, which was 6.7% for the year ended December 31, 2002, compared to 7.3% for the year ended December 31, 2001. The decrease was partially offset by a $2,129.3 million, or 6%, increase in average invested assets and cash.

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

As a result of the foregoing factors, net income decreased $57.9 million, or 32%, to $120.4 million for the year ended December 31, 2002, from $178.3 million for the year ended December 31, 2001. For the year ended December 31, 2001, net income included the negative effect of other after-tax adjustments totaling $10.8 million related to a cumulative effect of accounting change related to our implementation of SFAS 133.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

ASSET ACCUMULATION TRENDS

Our international asset management and accumulation businesses focus on countries with a trend toward privatization of public retirement pension systems requiring employees who join the labor force to contribute to a private pension plan. With variations depending upon the specific country, we have targeted these markets for sales of retirement and related products and services, including defined contribution pension plans, annuities and long-term mutual funds to businesses and individuals. In several of our international markets, we complement our sales of these products with sales of life insurance products.

We have pursued our international strategy through a combination of start-ups, acquisitions and joint ventures, which require infusions of capital consistent with our strategy of long-term growth and profitability.

The following table provides a summary of Principal International assets under management as of December 31, 2003, 2002 and 2001:

                                        PRINCIPAL INTERNATIONAL
                                          TOTAL ASSETS UNDER
AS OF                                        MANAGEMENT
---------------------------      ---------------------------------
                                            (IN BILLIONS)

December 31, 2003 .........                 $     7.5
December 31, 2002 .........                       4.4
December 31, 2001 .........                       3.7

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the years indicated:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                                2003               2002               2001
                                           ---------------    --------------    ---------------
                                                              (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating revenues(1):
 Premiums and other considerations......    $     195.1        $     161.9       $     344.9
 Fees and other revenues................           77.3               56.4              46.1
 Net investment income..................          139.7              139.6             117.4
                                           ---------------    --------------    ---------------
   Total operating revenues.............          412.1              357.9             508.4

Expenses:
Benefits, claims and settlement
 expenses...............................          268.0              243.8             407.5
Operating expenses......................          104.1               87.5             101.2
                                           ---------------    --------------    ---------------
   Total expenses.......................          372.1              331.3             508.7
                                           ---------------    --------------    ---------------
Pre-tax operating earnings (loss).......           40.0               26.6              (0.3)
Income taxes (benefits).................            5.1                7.1              (2.6)
                                           ---------------    --------------    ---------------
Operating earnings .....................           34.9               19.5               2.3

Net realized/unrealized capital gains
 (losses), as adjusted..................            2.5               12.4             (29.2)
Other after-tax adjustments.............           21.8             (473.0)            (11.2)
                                           ---------------    --------------    ---------------
U.S. GAAP REPORTED:
Net income (loss).......................    $      59.2        $    (441.1)      $     (38.1)
                                           ===============    ==============    ===============
OTHER DATA:
Operating earnings (loss):
 Principal International................    $      34.9        $      22.1       $       5.9
 BT Financial Group.....................            -                 (2.6)             (3.6)

Net income (loss):
 Principal International................    $      37.4        $      13.6       $     (23.3)
 BT Financial Group.....................           21.8             (454.7)            (14.8)


-------------------------
(1) Excludes net realized/unrealized capital losses.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Premiums and other considerations increased $33.2 million, or 21%, to $195.1 million for the year ended December 31, 2003, from $161.9 million for the year ended December 31, 2002. An increase of $47.3 million in Chile was primarily a result of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. Partially offsetting this increase was a decrease of $13.4 million in Mexico primarily due to prolonged government retention of potential annuitants in 2003, additional premiums on a large group annuity contract in 2002, as well as the weakening of the Mexican peso versus the U.S. dollar.

Fees and other revenues increased $20.9 million, or 37%, to $77.3 million for the year ended December 31, 2003, from $56.4 million for the year ended December 31, 2002. An increase of $14.5 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of Zurich AFORE in May 2002 and AFORE Tepeyac in February 2003. In addition, an increase of $3.0 million in Argentina was primarily a result of increased surrender fees.

Net investment income increased $0.1 million, to $139.7 million for the year ended December 31, 2003, from $139.6 million for the year ended December 31, 2002.

Benefits, claims and settlement expenses increased $24.2 million, or 10%, to $268.0 million for the year ended December 31, 2003, from $243.8 million for the year ended December 31, 2002. A $33.3 million increase in Chile was primarily a result of higher reserve expenses due to record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. The increase was partially offset by a $7.4 million decrease in Mexico due to lower reserve expenses related to additional premiums on a large group annuity contract in 2002 and the cancellation of a personal accident product in 2003.

Operating expenses increased $16.6 million, or 19%, to $104.1 million for the year ended December 31, 2003, from $87.5 million for the year ended December 31, 2002. An increase of $8.3 million in Chile was primarily the impact of unlocking of the value of business acquired ("VOBA") amortization stemming from declining interest rates. An increase of $5.7 million in Mexico was primarily due to the acquisition of Zurich AFORE in May 2002 and AFORE Tepeyac in February 2003 and increased marketing expenses in 2003, offset partially by a net impact of unlocking of DPAC and VOBA. In addition, an increase of $2.8 million in Argentina was primarily due to the unlocking of DPAC stemming from an increase in lapses. Operating expenses incurred by BT Financial Group were $4.0 million for the year ended December 31, 2002. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment.

Income tax expense decreased $2.0 million, or 28%, to $5.1 million for the year ended December 31, 2003, from $7.1 million for the year ended December 31, 2002. A decrease of $3.0 million in Mexico was primarily due to income tax adjustments related to inflation.

As a result of the foregoing factors, operating earnings increased $15.4 million, or 79%, to $34.9 million for the year ended December 31, 2003, from $19.5 million for the year ended December 31, 2002.

Net realized/unrealized capital gains, as adjusted, decreased $9.9 million, or 80%, to $2.5 million for the year ended December 31, 2003, from $12.4 million for the year ended December 31, 2002. A decrease of $5.7 million in Argentina was primarily related to losses realized on the remeasurement of assets and liabilities denominated in currencies other than the Argentine peso. A decrease of $5.3 million in Chile resulted primarily from losses realized on the sale of fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $500.3 million to $59.2 million of net income for the year ended December 31, 2003, from $441.1 million of net loss for the year ended December 31, 2002. For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $21.8 million, related to the change in the estimated loss on disposal of BT Financial Group. For the year ended December 31, 2002, net loss included the negative effect of other after-tax adjustments totaling $473.0 million, related to: (1) the cumulative effect of accounting change, a result of our implementation of SFAS 142 ($276.3 million) and (2) the loss from discontinued operations of BT Financial Group ($196.7 million).

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

Fees and other revenues increased $10.3 million, or 22%, to $56.4 million for the year ended December 31, 2002, from $46.1 million for the year ended December 31, 2001. An increase of $9.5 million in Mexico was a result of an increase in the number of retirement plan participants due to the acquisition of Zurich AFORE in May 2002. In addition, an increase of $1.9 million in Hong Kong was primarily due to an increase in assets under management.

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

Net realized/unrealized capital gains, as adjusted, increased $41.6 million to $12.4 million of net realized/unrealized capital gains for the year ended December 31, 2002, from $29.2 million of net realized/unrealized capital losses for the year ended December 31, 2001. The increase was primarily due to a $21.0 million after-tax net realized capital loss on the February 2001 sale of our operations in Spain. In addition, a $17.7 million increase was primarily related to losses resulting from the permanent impairment of certain fixed maturity securities in Argentina in 2001.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net loss increased $403.0 million to $441.1 million for the year ended December 31, 2002, from $38.1 million for the year ended December 31, 2001. For the year ended December 31, 2002, net loss included the negative effect of other after-tax adjustments totaling $473.0 million, related to: (1) the cumulative effect of accounting change, a result of our implementation of SFAS 142 ($276.3 million) and (2) the loss from discontinued operations of BT Financial Group ($196.7 million). For the year ended December 31, 2001, net loss included the negative effect of other after-tax adjustments totaling $11.2 million, related to the loss from discontinued operations of BT Financial Group.

LIFE AND HEALTH INSURANCE SEGMENT

INDIVIDUAL AND GROUP LIFE INSURANCE TRENDS

Our life insurance premiums have been influenced by both economic and industry trends. In addition, we are seeing a shift in individual life insurance sales from traditional life insurance products to universal and variable universal products. Premiums related to our individual traditional life insurance products have declined due to the shift in customer preference. Group life insurance premiums declined from 2001 through 2003 due primarily to some large case terminations.

The following table provides a summary of our individual life insurance premium and deposits and group life insurance premium and fees for the years ended December 31, 2003, 2002 and 2001:

                                                                 LIFE INSURANCE
                             ---------------------------------------------------------------------------------------
                              INDIVIDUAL UNIVERSAL AND
                               VARIABLE UNIVERSAL LIFE               INDIVIDUAL
                                      INSURANCE              TRADITIONAL LIFE INSURANCE       GROUP LIFE INSURANCE
                             ----------------------------    ---------------------------     -----------------------
FOR THE YEAR ENDED              PREMIUM AND DEPOSITS            PREMIUM AND DEPOSITS            PREMIUM AND FEES
-------------------------    ----------------------------    ---------------------------     -----------------------
                                                                 (IN MILLIONS)

December 31, 2003........       $         337.6                 $        710.9                  $      216.7
December 31, 2002........                 298.1                          737.2                         217.9
December 31, 2001........                 270.1                          766.2                         222.0


The following table provides a summary of our life insurance policyholder liabilities as of December 31, 2003, 2002 and 2001:

                                                                  LIFE INSURANCE
                             -----------------------------------------------------------------------------------------
                              INDIVIDUAL UNIVERSAL AND
                               VARIABLE UNIVERSAL LIFE               INDIVIDUAL
                                      INSURANCE              TRADITIONAL LIFE INSURANCE        GROUP LIFE INSURANCE
                             ----------------------------    ---------------------------     -------------------------
AS OF                        POLICYHOLDER LIABILITIES(1)      POLICYHOLDER LIABILITIES       POLICYHOLDER LIABILITIES
-------------------------    ----------------------------    ---------------------------     -------------------------
                                                                  (IN MILLIONS)

December 31, 2003........       $       2,269.0                 $      6,011.0                  $      277.2
December 31, 2002........               1,900.9                        5,851.4                         264.9
December 31, 2001........               1,748.5                        5,712.7                         259.5

--------------------
(1) Includes separate account liabilities for policies with variable investment options.

HEALTH INSURANCE TRENDS

Improved pricing discipline in our group medical insurance business has affected premium growth during the past few years. In general, we reacted faster than the industry in 2000 to rising healthcare costs by raising our prices. That action depressed sales and increased lapses, causing a loss of membership. Inforce membership has also been impacted by the decision to exit the small case medical business in Florida. The decline in medical membership reversed itself in late 2003, as membership increased slightly for each of the last four months of the year. We experienced similar patterns in our group dental insurance business, which has also begun to show slight growth in each of the last four months of the year. We continue to sell group medical business in 35 states plus the District of Columbia. We also offer dental business in 50 states plus the District of Columbia, vision coverage in 49 states plus the District of Columbia, and fee-for-service business in all 50 states plus the District of Columbia.

While membership has declined over the past few years, premium revenue has grown due to price increases and to some degree, due to the impact of reinsurance. The medical reinsurance contract was entered into in 2002 and as such premiums in 2002 were reduced by $45.4 million of ceded premium. In 2003, the contract was amended and the accounting treatment was changed to the deposit method so no premiums were ceded in 2003. These changes have impacted the premium trend during the three year period illustrated below.

Our health insurance premium and fees for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                       PREMIUM AND FEES
                                ----------------------------------------------------------------
                                                         GROUP DENTAL
                                  GROUP MEDICAL          AND VISION
FOR THE YEAR ENDED                INSURANCE(1)           INSURANCE             FEE-FOR-SERVICE
----------------------------    ------------------    -------------------    -------------------
                                                         (IN MILLIONS)

December 31, 2003...........         $ 1,561.7              $ 352.2              $ 142.8
December 31, 2002...........           1,532.4                343.7                129.9
December 31, 2001...........           1,524.5                350.9                121.9

--------------------
(1) Beginning September 1, 2002, we began non-renewing small group medical business in the state of Florida. In addition, our medical reinsurance contract decreased premiums by $45.4 million in 2002 and had no impact on 2001 or 2003.

INDIVIDUAL AND GROUP DISABILITY INSURANCE TRENDS

Premium growth for our group and individual disability business in 2003 and 2002 is being driven by growing sales and stable persistency. This has been a result of more focused distribution supporting these product lines.

The following table provides a summary of our disability insurance premium and fees and policyholder liabilities as of or for the years ended December 31, 2003, 2002 and 2001:


                                                        DISABILITY INSURANCE
                                -------------------------------------------------------------------------
                                INDIVIDUAL DISABILITY INSURANCE           GROUP DISABILITY INSURANCE
                                ---------------------------------     -----------------------------------
AS OF OR FOR THE YEAR             PREMIUM AND       POLICYHOLDER         PREMIUM AND       POLICYHOLDER
ENDED                                FEES           LIABILITIES             FEES           LIABILITIES
----------------------------    -------------    ----------------     --------------   ------------------
                                                               (IN MILLIONS)

December 31, 2003...........         $102.5        $  472.0                  $140.0           $  350.4
December 31, 2002...........           93.7           426.8                   109.9              313.1
December 31, 2001...........           83.5           381.5                    97.0              286.7


LIFE AND HEALTH INSURANCE SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                             2003              2002             2001
                                                          -------------    ------------    --------------
                                                                                 (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations.....................     $3,019.0        $ 2,973.4         $3,011.1
  Fees and other revenues...............................        338.9            313.2            256.7
  Net investment income.................................        656.4            660.2            678.6
                                                          -------------    ------------    --------------
    Total operating revenues............................      4,014.3          3,946.8          3,946.4

Expenses:
  Benefits, claims and settlement expenses..............      2,457.7          2,433.4          2,491.0
  Dividends to policyholders............................        301.0            307.0            307.0
  Operating expenses....................................        891.8            851.2            842.7
                                                          -------------    ------------    --------------
    Total expenses......................................      3,650.5          3,591.6          3,640.7
                                                          -------------    ------------    --------------
Pre-tax operating earnings..............................        363.8            355.2            305.7
Income taxes............................................        122.6            122.1            104.5
                                                          -------------    ------------    --------------
Operating earnings......................................        241.2            233.1            201.2

Net realized/unrealized capital losses, as adjusted.....        (16.6)           (50.0)           (33.8)
Other after-tax adjustments.............................          -               (4.6)             0.1
                                                          -------------    ------------    --------------
U.S. GAAP REPORTED:
Net income..............................................     $  224.6        $   178.5        $   167.5
                                                          =============    ============    ==============

----------------
(1) Excludes net realized/unrealized capital gains (losses).

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Premiums and other considerations increased $45.6 million, or 2%, to $3,019.0 million for the year ended December 31, 2003, from $2,973.4 million for the year ended December 31, 2002. Disability insurance premiums increased $38.9 million primarily due to increased sales and favorable retention. Health insurance premiums increased $38.1 million, primarily resulting from a reduction in ceded premium from group medical reinsurance, which was a result of a change in the accounting treatment of the contract, and rate increases. These increases in health insurance premium were partially offset by a decline in insured medical and dental members. Also, partially offsetting these increases was a decrease of $31.4 million in life insurance premiums, primarily a result of the continued shift from individual traditional life insurance products to individual universal and variable universal life insurance products.

Fees and other revenues increased $25.7 million, or 8%, to $338.9 million for the year ended December 31, 2003, from $313.2 million for the year ended December 31, 2002. Fee revenues from our life insurance business increased $13.1 million, a result of the continued shift in customer preference to fee-based universal and variable universal life insurance products. Fee revenues from our health insurance business increased $12.6 million, primarily due to growth and fee increases in our fee-for-service business.

Net investment income decreased $3.8 million, or 1%, to $656.4 million for the year ended December 31, 2003, from $660.2 million for the year ended December 31, 2002. The decrease primarily relates to a decrease in the average annualized yield on invested assets and cash, which was 6.7% for the year ended December 31, 2003, compared to 7.1% for the year ended December 31, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment. The decrease was partially offset by a $508.0, or 5%, increase in average invested assets and cash for the segment.

Benefits, claims and settlement expenses increased $24.3 million, or 1%, to $2,457.7 million for the year ended December 31, 2003, from $2,433.4 million for the year ended December 31, 2002. Disability insurance benefits, claims and settlement expenses increased $16.9 million, primarily due to growth in the business; however, loss ratios improved over this period. Health insurance benefits, claims and settlement expenses increased $10.2 million primarily due to a reduction in ceded claims for group medical reinsurance related to a change in the accounting treatment of the contract and by increased claim costs per member. These increases were partially offset by a decrease in covered members.

Dividends to policyholders decreased $6.0 million, or 2%, to $301.0 million for the year ended December 31, 2003, from $307.0 million for the year ended
December 31, 2002. The decrease is primarily related to changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates resulting from the declining interest rate environment.

Operating expenses increased $40.6 million, or 5%, to $891.8 million for the year ended December 31, 2003, from $851.2 million for the year ended December 31, 2002. Health insurance operating expenses increased $32.2 million, primarily due to increased employee benefit costs, increased premium taxes and accounting for a group medical reinsurance contract under the deposit method of accounting. Disability insurance operating expenses increased $26.3 million due to increases in the loss adjustment expense, employee benefit cost, and non-deferrable expenses associated with growth in the business. Partially offsetting these increases was a $17.9 million decrease in life insurance operating expenses primarily due to decreased DPAC amortization related to the implementation of new DPAC valuation models for the individual universal and variable universal life insurance and traditional life insurance businesses.

Income taxes increased $0.5 million to $122.6 million for the year ended December 31, 2003, from $122.1 million for the year ended December 31, 2002. The effective income tax rate for the segment was 34% for the years ended December 31, 2003 and 2002. The effective income tax rates for the years ended December 31, 2003 and 2002, were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $8.1 million, or 3%, to $241.2 million for the year ended December 31, 2003, from $233.1 million for the year ended December 31, 2002.

Net realized/unrealized capital losses, as adjusted, decreased $33.4 million, or 67%, to $16.6 million for the year ended December 31, 2003, from $50.0 million for the year ended December 31, 2002. The decrease resulted from lower realized capital losses related to other than temporary declines in the value of certain fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $46.1 million, or 26%, to $224.6 million for the year ended December 31, 2003, from $178.5 million for the year ended December 31, 2002. The other after-tax adjustment for the year ended December 31, 2002, had a negative impact on net income of $4.6 million due to the cumulative effect of accounting change, a result of our implementation of SFAS 142.

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

Net investment income decreased $18.4 million, or 3%, to $660.2 million for the year ended December 31, 2002, from $678.6 million for the year ended December 31, 2001. The decrease primarily reflects lower investment yields due in part to an overall lower interest rate environment. The annualized yield on average invested assets and cash was 7.1% for the year ended December 31, 2002, compared to 7.6% for the year ended December 31, 2001. Partially offsetting the decrease was a $357.8 million, or 4%, increase in average invested assets and cash for the segment.

Benefits, claims and settlement expenses decreased $57.6 million, or 2%, to $2,433.4 million for the year ended December 31, 2002, from $2,491.0 million for the year ended December 31, 2001. Health insurance benefits, claims and settlement expenses decreased $40.8 million, primarily due to amounts received from a reinsurer. Life insurance benefits, claims and settlement expenses decreased $27.9 million primarily due to lower death claims and a lower reserve increase related to the decrease in premium on traditional life insurance business. Partially offsetting these decreases was an $11.1 million increase in disability insurance benefits, claims and settlement expenses, primarily a result of growth in the business.

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

Net realized/unrealized capital losses, as adjusted, increased $16.2 million, or 48%, to $50.0 million for the year ended December 31, 2002, from $33.8 million for the year ended December 31, 2001. The increase includes an increase in realized capital losses related to other than temporary declines in the value of certain fixed maturity securities partially offset by lower capital losses on the sales of fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $11.0 million, or 7%, to $178.5 million for the year ended December 31, 2002, from $167.5 million for the year ended December 31, 2001. The other after-tax adjustment for the year ended December 31, 2002, had a negative impact on net income of $4.6 million due to the cumulative effect of accounting change, a result of our implementation of SFAS
142. The other after-tax adjustment for the year ended December 31, 2001, had a positive impact on net income of $0.1 million due to the cumulative effect of accounting change, a result of our implementation of SFAS 133.

MORTGAGE BANKING SEGMENT

MORTGAGE BANKING TRENDS

We believe residential mortgages play a central role in the financial planning activities of individuals in the U.S. As a result, our mortgage banking operations complement our portfolio of market-driven financial products and services.

Interest rate trends significantly impact our residential mortgage business. Starting in early 2001 interest rates declined resulting in increases in the production of both purchase and refinance mortgage loans throughout the industry. This trend continued through all of 2002 and much of 2003. However, interest rates increased during the third and fourth quarters resulting in a decrease in mortgage loan production in the fourth quarter of 2003.

We manage growth in the mortgage loan servicing portfolio through retention of originated mortgage loan servicing and the acquisition, and occasional sale, of mortgage servicing rights. Our servicing portfolio grew at a compound annual rate of 21% between December 31, 2001 and December 31, 2003. Growth was steady during this period and resulted from strong mortgage loan production net of servicing portfolio prepayments, strong servicing acquisitions and very few servicing sales.

Our residential mortgage loan production and the unpaid principal balances in our residential mortgage loan servicing portfolio as of or for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                 RESIDENTIAL MORTGAGE         RESIDENTIAL MORTGAGE
AS OF OR FOR THE YEAR ENDED                        LOAN PRODUCTION          LOAN SERVICING PORTFOLIO
-------------------------------------         --------------------------    -------------------------
                                                                  (IN MILLIONS)

December 31, 2003....................               $  58,653.4                    $ 118,692.1
December 31, 2002....................                  46,811.2                      107,745.3
December 31, 2001....................                  37,771.3                       80,530.5


MORTGAGE BANKING SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data relating to the Mortgage Banking segment for the years indicated:


                                                      FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------------------
                                                  2003             2002            2001
                                               ------------    ------------    ------------
                                                              (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues:
  Loan servicing.........................       $   702.5       $   590.1      $   403.0
  Loan production........................           694.3           562.9          354.4
                                               ------------    ------------    ------------
    Total operating revenues.............         1,396.8         1,153.0          757.4
Expenses:
  Loan servicing.........................         1,101.2           711.8          407.3
  Loan production........................           211.3           196.4          145.0
                                               ------------    ------------    ------------
    Total expenses.......................         1,312.5           908.2          552.3
                                               ------------    ------------    ------------
Pre-tax operating earnings...............            84.3           244.8          205.1
Income taxes.............................            31.1           101.9           78.4
                                               ------------    ------------    ------------
Operating earnings.......................            53.2           142.9          126.7

Net realized/unrealized capital gains
   (losses), as adjusted.................             -               -              -
Other after-tax adjustments..............           (10.0)            -              -
                                               ------------    ------------    ------------
U.S. GAAP REPORTED:
Net income...............................       $    43.2       $   142.9      $   126.7
                                               ============    ============    ============

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Total operating revenues increased $243.8 million, or 21%, to $1,396.8 million for the year ended December 31, 2003, from $1,153.0 million for the year ended December 31, 2002. Residential mortgage loan production revenues increased $131.4 million primarily due to an increase in mortgage loan production, which increased to $58.7 billion for the year ended December 31, 2003, compared to $46.8 billion for the same period a year ago. In addition, an increase of $112.4 million in mortgage loan servicing revenues reflects the growth in the mortgage loan servicing portfolio. The average balance of the servicing portfolio was $115.2 billion for the year ended December 31, 2003, compared to $95.7 billion for the same period a year ago.

Total expenses increased $404.3 million, or 45%, to $1,312.5 million for the year ended December 31, 2003, from $908.2 million for the year ended December 31, 2002. Residential mortgage loan servicing expenses increased $389.4 million primarily due to a $273.9 million increase in the impairment of capitalized mortgage servicing rights net of servicing hedge activity, increased amortization of mortgage servicing rights and, to a lesser extent, increased expenses related to growth in the servicing portfolio. The increase in impairment of capitalized mortgage servicing rights reflects the lack of an active market for trading servicing rights. The lack of an active and robust servicing market resulted in us seeking additional evidence in the form of independent appraisals to support the fair value of capitalized mortgage servicing rights. Based on this information, we performed an analysis of our mortgage servicing rights portfolio, which resulted in an additional impairment charge of $141.3 million in December of 2003. Mortgage loan production expenses increased $14.9 million, reflecting the increase in mortgage loan production volume.

Income taxes decreased $70.8 million, or 69%, to $31.1 million for the year ended December 31, 2003, from $101.9 million for the year ended December 31, 2002. The effective income tax rate for this segment was 37% for the year ended December 31, 2003, and 42% for the year ended December 31, 2002. The effective income tax rate for the year ended December 31, 2003 and 2002, were higher than the corporate income tax rate of 35% due to state income taxes. The higher effective tax rate of 42% for the year ended December 31, 2002, was primarily due to the cumulative effect of increasing deferred tax liabilities and deferred tax expense for a change in the state income tax apportionment factor, a result of our sale of substantially all of BT Financial Group.

As a result of the foregoing factors, operating earnings decreased $89.7 million, or 63%, to $53.2 million for the year ended December 31, 2003, from $142.9 million for the year ended December 31, 2002.

For the year ended December 31, 2003, net income included the negative effect of other after-tax adjustments totaling $10.0 million related to a cumulative effect of accounting change due to our implementation of FIN 46.

As a result of the foregoing factors, net income decreased $99.7 million, or 70%, to $43.2 million for the year ended December 31, 2003, from $142.9 million for the year ended December 31, 2002.

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

CORPORATE AND OTHER SEGMENT

CORPORATE AND OTHER SEGMENT SUMMARY FINANCIAL DATA

The following table presents certain summary financial data relating to the Corporate and Other segment for the years indicated:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                           2003              2002             2001
                                                       --------------   -------------    --------------
                                                                        (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues(1):
  Total operating revenues...........................     $ 8.8          $ (15.1)           $101.7

Expenses:
  Total expenses.....................................      37.6             33.4              44.2
                                                       --------------   -------------    --------------
Pre-tax operating earnings (loss)....................     (28.8)           (48.5)             57.5
Income taxes (benefits)..............................     (16.3)           (31.5)             19.4
                                                       --------------   -------------    --------------
Operating earnings (loss)............................     (12.5)           (17.0)             38.1

Net realized/unrealized capital gains (losses), as
  adjusted...........................................      44.6             44.2             (93.3)
Other after-tax adjustments..........................      37.2            114.4             (20.4)
                                                       --------------   -------------    -------------
U.S. GAAP REPORTED:
Net income (loss)....................................     $69.3         $  141.6            $(75.6)
                                                       ==============   =============    ==============

----------------
(1) Excludes net realized/unrealized capital gains (losses).

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Total operating revenues increased $23.9 million to a positive $8.8 million for the year ended December 31, 2003, from a negative $15.1 million for the year ended December 31, 2002. Net investment income increased $17.6 million, reflecting an increase in average invested assets and cash as well as higher average annualized investment yields for the segment. The higher investment yields were primarily driven by the occurrence of unusually high earnings and mortgage prepayment income associated with the sale of certain minority held real estate assets in the current year. The increase in total revenues was also partially due to a $4.8 million decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total expenses increased $4.2 million, or 13%, to $37.6 million for the year ended December 31, 2003, from $33.4 million for the year ended December 31, 2002. An increase of $6.2 million related to interest expense on the 144A debt, largely due to the termination of the hedges that were in place in 2002. Inter-segment eliminations included in this segment decreased $4.8 million, resulting in an increase in total expenses. In addition, an increase of $3.7 million related to an increase in the allocation of costs associated with operating as a public company. Interest expense also increased $3.2 million, primarily due to interest related to federal income tax audit activities. The increases were largely offset by a decrease of $15.0 million related to corporate initiatives funded by this segment.

Income tax benefits decreased $15.2 million, or 48%, to $16.3 million for the year ended December 31, 2003, from $31.5 million for the year ended December 31, 2002. The decrease was primarily due to a decrease in pre-tax operating loss as well as an additional state income tax benefit that was recognized in 2002.

As a result of the foregoing factors, operating loss decreased $4.5 million, or 26%, to $12.5 million for the year ended December 31, 2003, from $17.0 million for the year ended December 31, 2002.

Net realized/unrealized capital gains, as adjusted, increased $0.4 million, or 1%, to $44.6 million for the year ended December 31, 2003, from $44.2 million for the year ended December 31, 2002. Gains on the mark to market of certain seed money investments, reduced losses on sales of invested assets, and the strengthening of foreign currency exchange rates in 2003 were substantially offset by lower gains due to the sale of our investment in Coventry in February 2002.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income decreased $72.3 million, or 51%, to $69.3 million for the year ended December 31, 2003, from $141.6 million for the year ended December 31, 2002. For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $37.2 million related to: (1) a decrease in income tax reserves established for contested IRS tax audit matters ($28.9 million) and (2) the cumulative effect of accounting change, a result of our implementation of FIN 46 ($8.3 million). For the year ended December 31, 2002, net income included the effect of other after-tax adjustments totaling $114.4 million related to: (1) the positive effect of the settlement of an IRS audit issue ($138.0 million) and (2) the negative effects of (a) an increase in our loss contingency reserve for sales practices litigation ($21.6 million) and (b) expenses related to our demutualization ($2.0 million).

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Total operating revenues decreased $116.8 million to a negative $15.1 million for the year ended December 31, 2002, from a positive $101.7 million for the year ended December 31, 2001. Net investment income decreased $62.8 million, reflecting a decrease in investment gains on real estate due to lower sales of certain real estate held-for-sale, compared to an unusually high volume of sales experienced in 2001. In addition, net investment income decreased $39.3 million due to a decrease of average investment yields for the segment. The decrease in total revenues was also partially due to a $21.0 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

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

Income tax benefits increased $50.9 million to $31.5 million of income tax benefit for the year ended December 31, 2002, from $19.4 million of income tax expense for the year ended December 31, 2001. The increase was primarily a result of a decrease in pre-tax operating earnings. The increase was also due to a decrease in income tax reserves established for contested IRS tax audit matters.

As a result of the foregoing factors, operating loss increased $55.1 million to $17.0 million of operating loss for the year ended December 31, 2002, from $38.1 million of operating earnings for the year ended December 31, 2001.

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

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $217.2 million to $141.6 million of net income for the year ended December 31, 2002, from $75.6 million of net loss for the year ended December 31, 2001. For the year ended December 31, 2002, net income included the effect of other after-tax adjustments totaling $114.4 million related to: (1) the positive effect of the settlement of an IRS audit issue
($138.0 million) and (2) the negative effects of (a) an increase in our loss contingency reserve for sales practices litigation ($21.6 million) and (b) expenses related to our demutualization ($2.0 million). For the year ended December 31, 2001, net loss included the effect of other after-tax adjustments totaling $20.4 million related to: (1) the negative effects of (a) expenses related to our demutualization ($18.6 million) and (b) an increase in our loss contingency reserve for sales practices litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of our IPO ($4.1 million).

LIQUIDITY AND CAPITAL RESOURCES

Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

                           Principal Financial Group, Inc.
--------------------------------------------------------------------------------
                                        |
                          Principal Financial Services, Inc.
--------------------------------------------------------------------------------
          |                               |                        |
   Principal Life                Principal International         Other
 Insurance Company                      Entities             Subsidiaries
---------------------------------
          |                  |
Principal Residential     Other
 Mortage, Inc.        Subsidiaires

THE HOLDING COMPANIES: PRINCIPAL FINANCIAL GROUP, INC. AND PRINCIPAL FINANCIAL SERVICES, INC.

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

Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2003 statutory results, Principal Life could pay approximately $701.2 million in stockholder dividends in 2004 without exceeding the statutory limitation. Principal Life was able to pay approximately $746.6 million in statutory dividends in 2003 based on its 2002 statutory financial results without being subject to the restrictions on payment of extraordinary stockholder dividends.

Total stockholder dividends paid by Principal Life to its parent company in 2002 were $590.2 million. Principal Life did not pay a dividend in 2003.

Another source of liquidity is issuance of our common stock. Proceeds from the issuance of our common stock were $18.3 million and $22.0 million in 2003 and 2002, respectively. In 2001, net proceeds from our IPO totaled $1,753.9 million, of which we retained $64.2 million for working capital, payment of dividends, and other general corporate purposes. The remaining $1,689.7 million was contributed to Principal Life principally to fund demutualization compensation to policyholders in the form of policy credits and cash, and to cover certain expenses related to our demutualization. In addition, net proceeds from the issuance of additional shares for the exercise of the over-allotment options granted to the underwriters in the IPO, totaled $265.4 million, all of which we retained for repurchase of shares issued in the exercise of the over-allotment options.

In 2003, we paid $145.3 million in dividends to shareholders. We paid a dividend of $0.45 per share on December 8, 2003, to shareholders of record as of November 7, 2003. In 2002, we paid $83.8 million, or $0.25 per share, in dividends to shareholders.

In the last two years, our board of directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity. The repurchases are made in the open market or through privately negotiated transactions, from time to time, depending on market conditions.

In May 2003, our board of directors authorized a repurchase program of up to $300.0 million of our outstanding common stock. This program began after the completion of the November 2002 repurchase program, which authorized the repurchase of up to $300.0 million of our outstanding common stock. We acquired
15.0 million and 27.0 million shares in the open market at an aggregate cost of $453.0 million and $750.0 million during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, $147.0 million remains outstanding under the existing share repurchase authorization.

Sources of liquidity also include facilities for short-term and long-term borrowing as needed, arranged through our intermediate holding company, Principal Financial Services Inc. ("PFSI"), and its subsidiaries. See "Contractual Obligations and Commercial Commitments" below.

Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and the retirement of existing debt and equity. In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc ("PFG") and trust preferred securities of three subsidiary trusts. If we issue securities, we intend to use the proceeds from the sale of the securities offered by this prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. PFSI unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

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

Principal Life maintains investment strategies generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer lives, such as life insurance and full-service payout pension products, are matched with assets having similar estimated lives such as mortgage loans, long-term bonds and private placement bonds. Shorter-term liabilities are matched with investments such as short and medium-term fixed maturities. In addition, highly liquid, high quality short-term investments are held to fund anticipated operating expenses, surrenders, withdrawals and development and maintenance expenses associated with new products and technologies. Our privately placed fixed maturity securities, commercial mortgage loans and real estate investments are generally less liquid than our publicly traded fixed maturity securities. As of December 31, 2003 and 2002, these asset classes represented approximately 41% and 43%, respectively, of the value of our consolidated invested assets. See Item 7A. "Quantitative and

Qualitative Disclosures about Market Risk-Interest Rate Risk" for a discussion of duration matching.

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

Principal Life takes into account asset-liability management considerations in the product development and design process. Contract terms of 97% and 95% of Principal Life's universal and variable universal life insurance products as of December 31, 2003 and 2002, respectively, include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals; limit the circumstances under which withdrawals are permitted; or assess a surrender charge or market value adjustment relating to the underlying assets. The market value adjustment feature in Principal Life's fixed annuity products adjusts the surrender value of a contract in the event of surrender prior to the end of the contract period to protect Principal Life against losses due to higher interest rates at the time of surrender.

Our GICs and funding agreements contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements. Put provisions give customers the option to terminate a contract prior to maturity, provided they give a minimum notice period. We no longer issue puttable GICs.

The following table presents U.S. GAAP reserves for guaranteed investment contracts and funding agreements by withdrawal provisions as of December 31, 2003 and 2002:

                                                                              AS OF DECEMBER 31,
                                                                 ------------------------------------------
                                                                        2003                   2002
                                                                 -------------------    -------------------
                                                                               (IN MILLIONS)

BOOK VALUE OUT(1)
Puttable:
  Less than 30 days' put...................................           $     -                $     -
  30 to 89 days' put.......................................                 -                      -
  90 to 180 days' put......................................                 -                      -
  More than 180 days' put..................................                 -                     55.1
  No active put provision(2)...............................                 -                      -
                                                                 -------------------    -------------------
     Total puttable........................................                 -                     55.1

Surrenderable:
  Book value out without surrender charge..................                 8.1                    9.5
  Book value out with surrender charge.....................             1,355.1                  869.5
                                                                 -------------------    -------------------
     Total surrenderable...................................             1,363.2                  879.0
                                                                 -------------------    -------------------
         Total book value out..............................             1,363.2                  934.1

MARKET VALUE OUT(3)
Less than 30 days' notice..................................                 -                      8.4
30 to 89 days' notice......................................                33.7                  116.3
90 to 180 days' notice.....................................               559.2                  981.2
More than 180 days' notice.................................             4,349.3                4,623.8
No active surrender provision..............................               149.8                  164.4
                                                                 -------------------    -------------------
     Total market value out................................             5,092.0                5,894.1

Not puttable or surrenderable..............................            15,749.3               13,312.5
                                                                 -------------------    -------------------
     Total GICs and funding agreements.....................           $22,204.5              $20,140.7
                                                                 ===================    ===================

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

INTERNATIONAL OPERATIONS

We have received approximately U.S. $890.0 million of total proceeds from our sale of substantially all of BT Financial Group to Westpac. This amount includes cash proceeds from Westpac, expected tax benefits, and a gain from unwinding the hedged asset associated with our investment in BT Financial Group. An additional future contingent receipt of approximately U.S. $115.0 million may be received in 2004, if Westpac experiences growth in their retail assets under management. We do not anticipate receiving the contingent proceeds.

Our Brazilian, Chilean and Mexican operations produced positive cash flow from operations for the years ended December 31, 2003, 2002 and 2001. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations have required infusions of capital of $90.9 million, $95.8 million, and $44.7 million for the years ended December 31, 2003, 2002, and 2001, primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations. These other international operations are primarily in the start-up stage or are expanding in the short-term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $3,713.8 million, $5,379.6 million and $3,912.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in cash provided in 2003 as compared to 2002 is primarily due to a reduction in funds collected on behalf of investors in our residential mortgage loans and on behalf of our borrowers, related to mortgage banking services. The increase in 2002 compared to 2001 is primarily related to an increase in mortgage banking servicing and production fees, an increase in funds collected on behalf of investors in our residential mortgage loans and on behalf of our borrowers, related to mortgage banking services, as well as decreases in income tax payments and cash paid for benefits, claims and settlement expenses.

Net cash used in investing activities was $2,548.3 million, $4,078.1 million and $3,738.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in cash used in 2003 for investing activities compared to 2002 is due to an increase in net cash received from mortgage loans and available for sale securities activity. Offsetting this was a reduction of cash received from the sale of subsidiaries, due to the sale in 2002 of substantially all of BT Financial Group, as well as the sale of our shares of Coventry stock. The increase in cash used in 2002 compared to 2001 was primarily due to an increase during 2002 in the volume of net mortgage loans purchased and sold. Also contributing to the increase in cash used was the decline in real estate sales from the prior year. Offsetting these increases in cash used was the sale of substantially all of BT Financial Group, as well as the sale of our shares of Coventry stock.

Net cash used in financing activities was $511.2 million, $824.1 million and $404.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in cash used in financing activities was primarily due to an increase in investment contract deposits, net of withdrawals, an increase in bank deposits as well as a reduced amount of cash paid for the repurchase of shares of our common stock, compared to the prior year. Partially offsetting the decreases was an increase in repayment of short term debt, resulting from PRMCR which was consolidated in 2003 due to FIN 46, and an increase in the dividend payment to shareholders. The increase in net cash used in 2002 compared to 2001 is primarily from the non-recurrence of the impact from the prior year's IPO, in addition to the repurchase of shares of our common stock and payments of dividends in 2002. Partially offsetting the increases in cash used was an increase in investment contract deposits, net of withdrawals.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges is a measure of our ability to cover fixed costs with current period earnings. A high ratio indicates that earnings are sufficiently covering committed expenses. The following table sets forth, for the years indicated, our ratios of:

o    earnings to fixed charges before interest credited on investment  products;
     and
o    earnings to fixed charges.

We calculate the ratio of "earnings to fixed charges before interest credited on investment products" by dividing the sum of income from continuing operations before income taxes (BT), interest expense (I), interest factor of rental expense (IF) less undistributed income from equity investees (E) by the sum of interest expense (I), interest factor of rental expense (IF) and dividends on majority-owned subsidiary redeemable preferred securities (non-intercompany)
(D). The formula for this ratio is: (BT+I+IF-E)/(I+IF+D).

We calculate the ratio of "earnings to fixed charges" by dividing the sum of income from continuing operations before income taxes (BT), interest expense
(I), interest factor of rental expense (IF) less undistributed income from equity investees (E) and the addition of interest credited on investment products (IC) by interest expense (I), interest factor of rental expense (IF), dividends on majority-owned subsidiary redeemable preferred securities (non-intercompany) (D) and interest credited on investment products (IC). The formula for this calculation is: (BT+I+IF-E+IC)/(I+IF+D+IC). "Interest credited on investment products" includes interest paid on guaranteed investment contracts, funding agreements and other investment-only pension products. Similar to debt, these products have a total fixed return and a fixed maturity date.

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                     ---------------------------
                                                       2003      2002      2001
                                                     -------   -------   -------
Ratio of earnings to fixed charges before interest
  credited on investment products..................     9.5       7.2       5.2
Ratio of earnings to fixed charges.................     2.1       1.8       1.5

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents payments due by period for long-term contractual obligations as of December 31, 2003:

                                                             AS OF DECEMBER 31, 2003
                               -------------------------------------------------------------------------------------
                                                  LESS                                                    INDETER-
     CONTRACTUAL                                  THAN 1         1-3         4 - 5         AFTER 5        MINATE
     OBLIGATIONS                 TOTAL            YEAR          YEARS        YEARS          YEARS         MATURITY
---------------------------    -----------     ----------    ----------    ----------    ----------   --------------
                                                                  (IN MILLIONS)

Long-term debt(1).........     $  2,767.3      $   779.4     $ 1,045.7     $   174.4     $   767.8     $     -
Long-term debt
   interest...............          532.9          134.5         227.2         143.2          28.0           -
Operating leases(2).......          168.8           47.7          62.1          26.8          32.2           -
GICs and funding
   agreements(3) .........       28,902.5        4,679.3       8,020.5       5,156.2       7,716.0       3,330.5
Certificates of Deposit ..          699.7          328.7         249.9          32.5          88.6           -
Purchase obligations(4)...          212.8          169.7          37.4           5.7           -             -
Other long - term
   liabilities(5).........        1,346.1            -             -             -           182.6       1,163.5
                               -----------     ----------    ----------    ----------    ----------   --------------
   Total contractual
      obligations.........     $ 34,630.1      $ 6,139.3     $ 9,642.8     $ 5,538.8     $ 8,815.2     $ 4,494.0
                               ===========     ==========    ==========    ==========    ==========   ==============

---------------
(1)  The following are included in long-term debt:

     At December 31, 2003, PRMCR had a $1.8 billion credit facility for long-term debt, of which $1.4 billion of long-term debt was outstanding ($1,200.0 million in medium term notes and $193.0 million in equity certificates). In 2001, $1,600.0 million in medium term notes were issued under this facility of which $1,200.0 million was classified as long-term debt on our consolidated statement of financial position as of December 31, 2003. The remaining $400.0 million in medium term notes were classified as short-term debt at the time of consolidation in July 2003 due to the maturity date ending in less than twelve months. Maturities for the long-term portion are three years for $400.0 million and five years for $800.0 million. The three-year medium term notes have a fixed rate. The five-year medium term notes pay interest based on LIBOR plus a spread. The weighted average interest rate on the medium term notes classified as long-term debt was 2.46% at December 31, 2003. Equity certificates were issued in 2000 and 2001, of which $193.0 million remains as outstanding long-term debt as of December 31, 2003. The equity certificates have a five-year maturity and pay interest based on LIBOR plus a spread. The weighted average interest rate on the equity certificates was 2.86% at December 31, 2003. All PRMCR borrowings are collateralized by the assets of PRMCR.

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

     On March 10, 1994, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. No affiliates of ours hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner and only to the extent that Principal Life has sufficient surplus earnings to make such payments. For each of the years ended December 31, 2003, 2002 and 2001, interest of $23.8 million was approved by the Commissioner, paid and charged to expense.

     Subject to Commissioner approval, the surplus notes due March 1, 2024, may be redeemed at Principal Life's election on or after March 1, 2004, in whole or in part at a redemption price of approximately 103.6% of par. We have elected, and have received approval, to redeem on March 1, 2004 the entire outstanding $200.0 million principal amount of surplus notes at a redemption price of 103.6% plus accrued interest to March 1, 2004.

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

     Long-term debt also includes mortgages and other notes payable related to real estate developments. Along with certain subsidiaries, we had $192.5 million in credit facilities with various financial institutions, in addition to obtaining loans with various lenders to finance real estate developments. Outstanding principal balances as of December 31, 2003, range from $0.4 million to $99.9 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding principal balances as of December 31, 2002, range from $0.2 million to $100.9 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $319.2 million and $260.4 million as of December 31, 2003 and 2002, respectively.

(2) As a lessee, we lease office space, data processing equipment and office furniture and equipment under various operating leases.

(3) Includes GICs, funding agreements (described below), individual fixed annuities, universal life insurance, and other investment-type contracts.

     Our guaranteed investment contracts and funding agreements contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements. Put provisions give customers the option to terminate a contract prior to maturity, provided they give a minimum notice period. We no longer issue puttable GICs.

     Funding agreements include those issued domestically directly to nonqualified institutional investors, as well as to three separate programs where the funding agreements are, or will be, issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

     We are authorized to issue up to $4.0 billion of funding agreements under a program to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. Due to our adoption of FIN 46 in July 2003, we are no longer required to consolidate this program. As of December 31, 2003 and 2002, $3,618.7 million and $3,583.5 million, respectively, are outstanding under this program.

     In addition, we are authorized to issue up to $7.0 billion of funding agreements under another program to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The $7.0 billion represents a $3.0 billion increase over the authorization amount we had at the end of 2002. The unaffiliated entity is an unconsolidated QSPE. As of December 31, 2003 and 2002, $5,613.4 million and $2,555.0 million, respectively, are outstanding under this program.

     Principal Life and we have filed a registration statement for a $4.0 billion retail medium term note program with the SEC, under which newly established separate and distinct trusts will issue nonrecourse medium-term notes to institutional and retail investors. Under the program, the proceeds of each note issuance will be used to purchase a funding agreement from Principal Life, which will be used to secure that particular series of notes. The payment terms of any particular series of notes will match the payment terms of the funding agreement that secures that series. Principal Life's payment obligations under the funding agreement relating to the applicable series of notes will be fully and unconditionally guaranteed by a guarantee issued by us. As of December 31, 2003 and 2002, there were no issued or outstanding notes under this program.

(4)  Purchase   obligations   include   material   contracts  where  we  have  a
     non-cancelable commitment to purchase goods and services.

(5) Other long-term liabilities include other balance sheet liabilities that are contractual, non-cancelable and long-term in nature.

CONTRACTUAL COMMITMENTS

In connection with our banking business, we make commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $113.0 million as of December 31, 2003.

We also have commitments to originate mortgage loans. These commitments amounted to $3.4 billion as of December 31, 2003.

SHORT-TERM DEBT

The components of short-term debt as of December 31, 2003 and 2002, are as follows:

                                                         AS OF DECEMBER 31,
                                                    ----------------------------
                                                      2003            2002
                                                    ------------    ------------
                                                            (IN MILLIONS)

PRMCR secured liquidity notes................       $   215.0       $     -
PRMCR fixed term notes.......................           400.0             -
Mortgage servicing rights financing..........           300.0             -
Commercial paper.............................           399.8           157.5
Other recourse short-term debt...............            27.0            38.6
Non-recourse short-term debt.................           276.0           368.7
                                                    ------------    ------------
   Total short-term debt.....................       $ 1,617.8       $   564.8
                                                    ============    ============

As of December 31, 2003, we had credit facilities with various financial institutions in an aggregate amount of $4.2 billion, which consisted of a $2.2 billion PRMCR credit facility and $2.0 billion in other credit facilities. We consolidated PRMCR in July 2003 as a result of adopting FIN 46. PRMCR can use the $2.2 billion credit facility to issue short-term debt. As of December 31, 2003, PRMCR had $215.0 million of short-term secured liquidity notes outstanding under this facility. All borrowings are collateralized by the assets of PRMCR. Of our other remaining credit facilities, as of December 31, 2003 and 2002, we had $1.0 billion and $564.8 million of outstanding borrowings from these credit facilities, with $1.0 billion and $459.5 million of assets pledged as support, respectively. Assets pledged consisted primarily of mortgage servicing rights, commercial mortgages and securities. Our credit facilities include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2003 and 2002.

PRMCR's $400.0 million outstanding short-term debt in fixed term notes as of December 31, 2003, was originally issued under a separate credit facility for long-term borrowings. Due to the maturity date of less than twelve months at the time on consolidation in July 2003, the fixed term notes were classified as short-term debt. See the long-term debt discussion under "Contractual Obligations and Commercial Commitments" for further discussion.

The weighted-average interest rates on short-term borrowings as of December 31, 2003 and 2002, were 2.9% and 1.8%, respectively. Excluding PRMCR, the weighted-average interest rates on short-term borrowings as of December 31, 2003 was 1.6%.

OFF-BALANCE SHEET ARRANGEMENTS

The FASB issued FIN 46 in January 2003. FIN 46 established new accounting guidance relating to the consolidation of VIEs. The guidance was effective immediately for all VIEs created after January 31, 2003, and effective July 1, 2003, for all VIEs created before February 1, 2003. In October 2003, the FASB released Staff Position FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, that allows the deferral of FIN 46 for all VIEs created or acquired prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003, if certain conditions are met. We invested in one VIE in April 2003, and, effective July 1, 2003, consolidated VIEs created or acquired prior to February 1, 2003, for which we are the primary beneficiary. As a result, we have consolidated PRMCR, which previously had provided an off-balance sheet source of funding for our residential mortgage loan production.

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING

In October 2000, our mortgage banking segment created a wholly-owned, special purpose entity, Principal Residential Mortgage Funding, LLC ("PRMF"), to provide an off-balance sheet source of funding for up to $250.0 million of qualifying delinquent mortgage loans. The limit was increased to $550.0 million in December 2002 and to $1.05 billion in August 2003. We sell qualifying delinquent FHA and VA mortgage loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust and a QSPE. The Trust funds its acquisitions of mortgage loans by selling participation certificates, representing an undivided interest in the Trust, to commercial paper conduit purchasers, who are not affiliated with us or any of our affiliates, directors or officers. At December 31, 2003 and 2002, the Trust held $653.4 million and $405.1 million in mortgage loans, respectively, and had outstanding participation certificates of $618.4 million and $382.8 million, respectively.

Residential mortgage loans typically remain in the Trust until they are processed through the foreclosure claim process, are paid-off or reinstate. Mortgage loans that reinstate are no longer eligible to remain in the Trust and are required to be removed at fair market value at the monthly settlement date following reinstatement.

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in our capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. We received $34.7 million and $23.4 million in servicing and successful servicing fees from PRMF in 2003 and 2002, respectively. At December 31, 2003 and 2002, our estimated residual interest in such cash flows was $50.9 million and $32.7 million, respectively, and was recorded in other assets on the consolidated statements of financial position. The value of the residual interest was estimated based on the net present value of expected cash flows from PRMF. We are required to advance funds for payment of interest on the participation certificates and other carrying costs, if sufficient cash is not available in the trust collection account to meet this obligation.

We and the Trust are parties to a cost of funds hedge agreement. We pay the weighted average cost of funds on the participation certificates plus fees and expenses and receive weighted average coupon of mortgage loans in the Trust less a spread.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of December 31, 2003, was approximately $190.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac, for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $190.0 million as of December 31, 2003). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. A relevant legislative solution and judicial action are both pending in New Zealand. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The amount of our exposure is based on the potential loss that may be incurred if the repurchased mortgage loans are processed through the foreclosure process. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations are estimated to be approximately 0.04% of annual mortgage loan production levels. Total losses on the mortgage loans repurchased are estimated to approximate 25% of the unpaid principal balance of the related mortgage loans. As of December 31, 2003, $5.9 million has been accrued for representing the fair value of such indemnifications issued after January 1, 2003, in accordance with FASB's Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group and other divestitures, the sale of servicing rights in our mortgage banking business, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. The fair value of such indemnifications issued after January 1, 2003, was insignificant.

INVESTMENTS

We had total consolidated assets as of December 31, 2003, of $107.8 billion, of which $55.6 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $53.6 billion were held by our U.S. operations and the remaining $2.0 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, is responsible for establishing all investment policies, reviewing and approving all investments. As of December 31, 2003, there are nine members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams of security analysts organized by industry focus either on the public or private markets and analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, commercial mortgage-backed securities and public below investment grade securities. We establish a credit reviewed list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for one year unless removed by our analysts. Our analysts monitor issuers on the list on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 67% and the debt service coverage ratio at loan inception was 2.5 times as of December 31, 2003.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of December 31, 2003.

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

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of December 31, 2003, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and
commercial  mortgages.   The  remainder  is  invested  in  real  estate,  equity
securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S.
invested assets, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                                            AS OF DECEMBER 31,        AS OF DECEMBER 31,
                                                         -----------------------   ------------------------
                                                                   2003                      2002
                                                         -----------------------   ------------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                         -------------  --------   --------------  --------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................        $  24,785.0        46%     $  22,766.8      48%
   Private........................................           11,343.0        21         10,440.3      22
Equity securities.................................              670.7         1            358.1       1
Mortgage loans
   Commercial ....................................            9,630.4        18          9,365.8      20
   Residential (1)................................            3,544.6         7          1,463.6       3
Real estate held for sale ........................              524.4         1            179.5       -
Real estate held for investment...................            1,003.6         2          1,042.1       2
Policy loans......................................              804.1         2            818.5       2
Other investments ................................            1,249.7         2          1,075.5       2
                                                         -------------  --------   --------------  --------
   Total invested assets..........................           53,555.5       100%        47,510.2     100%
                                                                        ========                   ========

Cash and cash equivalents.........................            1,619.8                      941.5
                                                         -------------             --------------
   Total invested assets and cash ................        $  55,175.3                $  48,451.7
                                                         =============             ==============

-----------------------
(1) As a result of our implementation of FIN 46, effective July 1, 2003, residential mortgage loans include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $2.0 billion in mortgage loans held for sale as of December 31, 2003.

We actively manage public fixed maturity securities, including our portfolio of residential mortgage-backed securities, in order to provide liquidity and enhance yield and total return. Our residential mortgage-backed securities are managed to reduce the risk of prepayment. This active management has resulted in the realization of capital gains and losses with respect to such investments.

U.S. INVESTMENT RESULTS

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 6.3% for the year ended December 31, 2003, compared to 6.9% for the year ended December 31, 2002. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period. During 2002, certain seed money investments were reclassified from equity securities to other investments. During 2003, residential mortgage loans increased significantly due to our implementation of FIN 46. The asset changes impact the annualized yields by asset class.

                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                                     2003                          2002
                                             ------------------------     ----------------------------
                                              YIELD        AMOUNT           YIELD           AMOUNT
                                             ---------   ------------     -----------     ------------
                                                                ($ IN MILLIONS)

Fixed maturity securities.............         6.3%      $   2,191.7         6.8%           $ 2,122.9
Equity securities.....................         8.8              45.4         4.7                 27.4
Mortgage loans - Commercial...........         7.6             722.9         7.6                721.5
Mortgage loans - Residential..........         6.8             169.4         5.5                 71.2
Real Estate...........................         6.6              91.0         7.1                 85.2
Policy loans..........................         6.7              54.5         7.0                 57.6
Cash and cash equivalents.............         1.2              15.0         2.3                 16.5
Other investments.....................        12.5             145.7        18.5                161.0
                                                         ------------                     ------------
  Total before investment expenses....         6.6           3,435.6         7.1              3,263.3

Investment expenses...................         0.3             155.7         0.2                 98.2
                                                         ------------                     ------------
  Net investment income...............         6.3%      $   3,279.9         6.9%           $ 3,165.1
                                                         ============                     ============

FIXED MATURITY SECURITIES

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 67% of total U.S. invested assets as of December 31, 2003 and 70% as of December 31, 2002. The fixed maturity securities portfolio was comprised, based on carrying amount, of 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2003 and December 31, 2002, respectively. Included in the privately placed category as of December 31, 2003, were $4.3 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of December 31, 2003, and December 31, 2002, as shown in the following table:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                            AS OF DECEMBER 31,         AS OF DECEMBER 31,
                                                           ---------------------     ----------------------
                                                                   2003                      2002
                                                           ---------------------     ----------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                           -----------   -------     -----------   --------
                                                                          ($ IN MILLIONS)

U.S. Government and agencies...........................     $   610.9         2%      $   518.6       2%
States and political subdivisions......................         537.0         1           426.3       1
Non-U.S. governments...................................         422.4         1           380.5       1
Corporate - public.....................................      18,033.4        50        17,061.2      52
Corporate - private....................................       9,693.1        27         8,777.5      26
Residential pass-through securities....................       2,070.3         6         2,372.0       7
Commercial MBS.........................................       2,917.4         8         2,476.4       7
Collateral mortgage obligations........................         294.6         1             -         -
Asset-backed securities................................       1,548.9         4         1,239.6       4
                                                            ----------   -------     -----------   --------
    Total fixed maturities.............................     $36,128.0       100%      $33,207.1     100%
                                                           ===========   =======     ===========   ========

We held $6,831.2 million of mortgage-backed and asset-backed securities as of December 31, 2003, and $6,043.0 million as of December 31, 2002.

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

The international exposure in our U.S. fixed maturity securities totaled $4,963.8 million, or 14%, as of December 31, 2003, comprised of corporate and foreign government fixed maturity securities. Of the $4,963.8 million as of December 31, 2003, investments totaled $1,376.2 million in the United Kingdom, $1,242.2 million in the continental European Union, $528.2 million in Asia, $424.2 million in South America, $409.8 million in Australia and $16.1 million in Japan. The remaining $967.1 million is invested in 12 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents.

Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of December 31, 2003, our investments in Canada totaled $1,325.2 million.

As of December 31, 2003, our top ten corporate bond exposures were rated an "A" equivalent or better by the rating agencies and represented $2,828.1 million, or 8% of our fixed maturity securities portfolio and 5% of total U.S. invested assets. As of December 31, 2003, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The Securities Valuation Office ("SVO") of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC Designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC Designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of December 31, 2003, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 92%.

We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor's annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor's. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was 2.18 times compared to the Standard & Poor's drift ratio of 2.47 times, as of December 31, 2003.

The following table presents our total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of December 31, 2003, and December 31, 2002, as well as the percentage, based on estimated fair value, that each designation comprises:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                                AS OF DECEMBER 31, 2003                    AS OF DECEMBER 31, 2002
                                         ---------------------------------------   ------------------------------------------
                                                                      % OF                                         % OF
                       RATING                                         TOTAL                                        TOTAL
NAIC                   AGENCY           AMORTIZED     CARRYING       CARRYING       AMORTIZED      CARRYING       CARRYING
RATING (1)           EQUIVALENT            COST        AMOUNT         AMOUNT          COST          AMOUNT         AMOUNT
-----------     --------------------  -------------  -----------   -------------   -------------  ------------   ------------
                                                                         ($ IN MILLIONS)

1               Aaa/Aa/A...........     $  17,299.2   $18,415.1        51%          $15,377.5      $16,539.9        50%
2               Baa................        13,579.3    14,657.1        41            12,921.8       13,657.4        41
3               Ba.................         1,998.0     2,123.1         6             2,168.8        2,080.8         6
4               B..................           517.4       514.5         1               506.2          434.5         1
5               Caa and lower......           230.9       225.4         1               215.6          162.5         1
6               In or near default.           220.7       192.8         -               371.0          332.0         1
                                      -------------  -----------   -------------   -------------  ------------   ------------
                  Total fixed
                    maturities.....     $  33,845.5   $36,128.0       100%          $31,560.9      $33,207.1       100%
                                      =============  ===========   =============   =============  ============   ============

-----------------------
(1) Includes 151 securities with an amortized cost of $1,469.2 million, gross gains of $39.1 million, gross losses of $20.7 million and a carrying amount of $1,487.6 million as of December 31, 2003, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of December 31, 2003, we had invested 4% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of December 31, 2003, and December 31, 2002.

                              U.S. INVESTED ASSETS
             CORPORATE FIXED MATURITY SECURITIES BY SALOMON INDUSTRY

                                                          AS OF DECEMBER 31,         AS OF DECEMBER 31,
                                                      --------------------------  -------------------------
                                                                 2003                       2002
                                                      --------------------------  -------------------------
                                                         CARRYING       % OF        CARRYING        % OF
                                                          AMOUNT        TOTAL        AMOUNT         TOTAL
                                                      ------------    ----------  -------------  ----------
                                                                         ($ IN MILLIONS)
INDUSTRY CLASS
Finance - Bank..........................               $  3,041.9          11%     $  2,431.5           9%
Finance - Insurance.....................                  1,718.1           6         1,006.8           4
Finance - Other.........................                  3,337.5          12         3,199.0          12
Industrial - Consumer...................                    879.4           3           958.2           4
Industrial - Energy.....................                  2,779.5          10         2,959.5          11
Industrial - Manufacturing..............                  5,729.6          21         5,882.5          23
Industrial - Other......................                    158.7           1           133.1           1
Industrial - Service....................                  4,503.0          16         3,932.7          15
Industrial - Transport..................                    967.8           4         1,058.9           4
Utility - Electric......................                  2,751.2          10         2,539.4          10
Utility - Other.........................                     67.4           -           161.4           1
Utility - Telecom.......................                  1,792.4           6         1,575.7           6
                                                      ------------    ----------  -------------  ----------
    Total...............................               $ 27,726.5         100%     $ 25,838.7         100%
                                                      ============    ==========  =============  ==========

We monitor any decline in the credit quality of fixed maturity securities through the designation of "problem securities", "potential problem securities" and "restructured securities". We define problem securities in our fixed maturity portfolio as securities: (i) as to which principal and/or interest payments are in default or where default is perceived to be imminent in the near term (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal "watch list" for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by our management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows. If at the time of restructure, the present value of the new future cashflows is less than the current cost of the asset being restructured, a realized capital loss is recorded in net income and a new cost basis is established.

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

We consider relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the length of time the fair value has been below cost; (2) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (3) our ability and intent to hold the security to maturity or until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

The realized losses relating to other than temporary impairments were $152.6 million for the year ended December 31, 2003. Following is a summary of our material impairments taken as of the year ended December 31, 2003:

o $30.7 million on private fixed maturity securities relating to an Italian dairy and bakery goods producer. The company filed the equivalent of Chapter 11 bankruptcy protection after disclosing massive fraud during December 2003. Prospects for recovery are still being evaluated as the bankruptcy is in the early phase of discovery and valuation assessment.

o $26.9 million on private fixed maturity securities on an Australian mining company. The company filed for the equivalent of Chapter 11 in July 2003 due to persistently low metals prices, operational difficulties and unfavorable hedge positions. The sale of the company's assets are not expected to be sufficient to repay the senior debt resulting in a complete write-off.

o $14.4 million on private and public fixed maturity securities relating to a U.S. merchant power producer. This power producer filed Chapter 11 during July 2003. These impairments are based on publicly quoted prices for the public securities and estimated recovery values for the private securities.

o $11.8 million on public fixed maturity securities secured by four electricity generating units totaling 1.370MW in the northeast U.S. Output from these plants was sold under long-term contract to a financially troubled U.S. merchant power producer. These impairments are based on publicly quoted prices for the public securities. We also sold some of our position in this credit and recognized a realized loss on the sale of $5.9 million.

o $10.2 million on private fixed maturity securities secured by energy assets and a related company guarantee. The related company filed Chapter 11 in 2001 after disclosing massive fraud. These impairments are based upon publicly quoted prices and estimated recovery values of the assets.

o $9.3 million on private fixed maturity securities on an aircraft leased by a U.S. airline. Aircraft collateral values have declined with the financial weakness in the airline sector. We also sold some of our position in this credit and recognized a realized loss on the sale of $4.6 million.

o $9.2 million on preferred securities issued by a corporation which provides services for the insurance retail and brokerage business. Impairment was necessary as the company reviews potential options including a restructuring of its balance sheet, infusion of new priority capital or sale of the enterprise. The impairment value was determined through an analysis of enterprise value.

o $8.5 million on private fixed maturity securities secured by credit card receivables. The receivables are being liquidated following the forced liquidation of the servicer. These impairments are based upon recovery values of the assets.

o $7.4 million on private and public fixed maturity securities relating to a U.S. merchant power producer. This power producer experienced financial duress due to weak power prices, high natural gas prices and significant leverage. These impairments are based on publicly quoted prices for the public securities and estimated recovery values for the private securities.

In July 2002, Worldcom Inc. filed a voluntary petition for Chapter 11 reorganization with the U.S. Bankruptcy Court. We recognized realized losses for other than temporary impairments during the second quarter of 2002. Our remaining investment in WorldCom Inc. is classified in our problem fixed maturity securities portfolio in the amount of $9.0 million as of December 31, 2003.

For the year ended December 31, 2003, we realized $64.8 of losses upon disposal of bonds excluding hedging adjustments. Included in this $64.8 million is $18.3 million related to sales of credit impaired assets. The largest of these losses is $5.9 million related to a U.S. merchant power producer and $4.6 million related to an airline as referred to in the impairment discussion above. Also included within the $18.3 million of losses is a $3.3 million loss on the sale of our entire position in a Mexican mining company, and a $3.1 million loss on the sale of a U.S. petroleum industry services company that we had impaired in 2002. The Mexican issuer was under financial duress due to low commodity prices and liquidity concerns. The U.S. issuer filed Chapter 11 bankruptcy protection during June 2003, after taking large accounting write-offs that precipitated a severe liquidity crisis. The remaining losses were incurred as part of our general portfolio repositioning activities. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of December 31, 2003, and December 31, 2002.

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                                AS OF DECEMBER 31, 2003
                                               ------------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       CARRYING
                                                  COST          GAINS         LOSSES (1)        AMOUNT
                                               ------------  ------------  ---------------  ---------------
                                                                       (IN MILLIONS)

Finance - Bank..........................       $   2,870.2    $   183.3      $    11.6      $   3,041.9
Finance - Insurance.....................           1,635.1         95.3           12.3          1,718.1
Finance - Other.........................           3,142.7        205.2           10.4          3,337.5
Industrial - Consumer...................             848.5         56.8           25.9            879.4
Industrial - Energy.....................           2,546.0        245.2           11.7          2,779.5
Industrial - Manufacturing..............           5,363.5        382.0           15.9          5,729.6
Industrial - Other......................             147.9         11.1            0.3            158.7
Industrial - Service....................           4,153.6        355.2            5.8          4,503.0
Industrial - Transport..................             914.2         74.6           21.0            967.8
Utility - Electric......................           2,581.4        179.1            9.3          2,751.2
Utility - Other.........................              61.4          6.8            0.8             67.4
Utility - Telecom.......................           1,623.2        170.5            1.3          1,792.4
                                               ------------  ------------  ---------------  ---------------
   Total corporate securities...........          25,887.7      1,965.1          126.3         27,726.5
U.S. Government and agencies............             599.0         12.9            1.0            610.9
States and political subdivisions.......             498.7         40.5            2.2            537.0
Non-U.S. governments....................             358.2         64.2            -              422.4
Mortgage-backed and other
  asset-backed securities...............           6,406.9        343.5           22.1          6,728.3
                                               ------------  ------------  ---------------  ---------------
    Total fixed maturity securities,
       available-for-sale...............       $  33,750.5    $ 2,426.2      $   151.6      $  36,025.1
                                               ============  ============  ===============  ===============

-----------------------
(1) Included in the $151.6 million in unrealized losses is $24.8 million that relates to fixed maturity securities that are part of fair value hedging relationships and which have been recognized in net income versus other comprehensive income.


                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                                AS OF DECEMBER 31, 2002
                                               ------------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       CARRYING
                                                  COST          GAINS         LOSSES (1)        AMOUNT
                                               ------------  ------------  ---------------  ---------------
                                                                       (IN MILLIONS)
Finance - Bank..........................       $   2,303.1    $     162.4    $    34.0      $   2,431.5
Finance - Insurance.....................             955.9           55.1          4.2          1,006.8
Finance - Other.........................           3,019.5          185.9          6.4          3,199.0
Industrial - Consumer...................             903.8           59.3          4.9            958.2
Industrial - Energy.....................           2,898.0          192.6        131.1          2,959.5
Industrial - Manufacturing..............           5,603.3          335.1         55.9          5,882.5
Industrial - Other......................             125.6            8.2          0.7            133.1
Industrial - Service....................           3,652.3          296.5         16.1          3,932.7
Industrial - Transport..................           1,049.3           70.0         60.4          1,058.9
Utility - Electric......................           2,556.2          107.1        123.9          2,539.4
Utility - Other.........................             159.9            4.8          3.3            161.4
Utility - Telecom.......................           1,472.8          129.7         26.8          1,575.7
                                               ------------  ------------  ---------------  ---------------
   Total corporate securities...........          24,699.7        1,606.7        467.7         25,838.7
U.S. Government and agencies............             499.2           19.4          -              518.6
States and political subdivisions.......             399.2           33.0          5.9            426.3
Non-U.S. governments....................             329.9           53.7          3.1            380.5
Mortgage-backed and other
  asset-backed securities...............           5,535.9          419.9         14.5          5,941.3
                                               ------------  ------------  ---------------  ---------------
   Total fixed maturity securities,
      available-for-sale................       $  31,463.9    $   2,132.7    $   491.2      $  33,105.4
                                               ============  ============  ===============  ===============

The total unrealized losses on our fixed maturity securities available-for-sale were $151.6 million and $491.2 million as of December 31, 2003 and December 31, 2002, respectively. Of the $151.6 million in gross unrealized losses as of December 31, 2003, $1.6 million is attributed to securities scheduled to mature in one year or less, $24.3 million is attributed to securities scheduled to mature between one to five years, $48.9 million is attributed to securities scheduled to mature between five to ten years, $54.7 million is attributed to securities scheduled to mature after ten years, and $22.1 million is related to mortgage-backed and other asset-back securities. The gross unrealized losses as of December 31, 2003 were concentrated primarily in the Industrial-Consumer, Mortgage-backed and other asset-backed security, Industrial-Transportation, and Industrial-Manufacturing sectors. The gross unrealized losses as of December 31, 2002 were concentrated primarily in the Industrial-Energy, Utility-Electric, Industrial-Transportation, Industrial-Manufacturing, and Finance-Bank sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of December 31, 2003, and December 31, 2002.

                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY QUALITY

                                                                AS OF DECEMBER 31, 2003
                                               ------------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       CARRYING
                                                  COST          GAINS         LOSSES           AMOUNT
                                               ------------  ------------  ---------------  ---------------
                                                                       (IN MILLIONS)
Investment Grade:
   Public...................................   $  21,733.3    $ 1,590.6      $    36.1      $  23,287.8
   Private..................................       9,050.2        671.7           40.3          9,681.6
Below Investment Grade:
   Public...................................       1,407.6        102.1           12.4          1,497.3
   Private..................................       1,559.4         61.8           62.8          1,558.4
                                               ------------  ------------  ---------------  ---------------
Total fixed maturity securities, available-
   for-sale.................................   $  33,750.5    $ 2,426.2      $   151.6      $  36,025.1
                                               ============  ============  ===============  ===============


                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY QUALITY

                                                                AS OF DECEMBER 31, 2002
                                               ------------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       CARRYING
                                                  COST          GAINS         LOSSES           AMOUNT
                                               ------------  ------------  ---------------  ---------------
                                                                       (IN MILLIONS)
Investment Grade:
   Public...................................   $  19,981.5    $ 1,431.1      $    70.8      $  21,341.8
   Private..................................       8,220.8        606.6           73.6          8,753.8
Below Investment Grade:
   Public...................................       1,612.9         41.5          229.4          1,425.0
   Private..................................       1,648.7         53.5          117.4          1,584.8
                                               ------------  ------------  ---------------  ---------------
Total fixed maturity securities,
   available-for-sale.......................   $  31,463.9    $ 2,132.7      $   491.2      $  33,105.4
                                               ============  ============  ===============  ===============


                              U.S. INVESTED ASSETS
         UNREALIZED LOSSES ON INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2003
                                        -------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        -----------------------------  --------------------------  --------------------------
                                                         GROSS                          GROSS                      GROSS
                                          CARRYING     UNREALIZED       CARRYING      UNREALIZED     CARRYING     UNREALIZED
                                           AMOUNT        LOSSES          AMOUNT        LOSSES         AMOUNT       LOSSES
                                        ------------ ----------------  ------------ -------------  ------------  ------------
                                                                           (IN MILLIONS)

Three months or less..................   $   1,157.2   $       7.2      $     574.6     $14.2        $  1,731.8   $  21.4
Greater than three to six months......         794.3          10.6            464.4      14.9           1,258.7      25.5
Greater than six to nine months.......         417.7          13.4            209.2       8.5             626.9      21.9
Greater than nine to twelve months....          50.8           1.5              5.1       0.3              55.9       1.8
Greater than twelve to twenty-four
   months.............................           -             -               19.1       2.1              19.1       2.1
Greater than twenty-four to thirty-
   six months.........................          21.0           2.4              -         -                21.0       2.4
Greater than thirty-six months........          25.1           1.0             27.3       0.3              52.4       1.3
                                        ------------ ----------------  ------------ -------------  ------------  ------------
   Total fixed maturities, available-
       for-sale.......................   $   2,466.1   $      36.1      $   1,299.7     $40.3        $  3,765.8   $  76.4
                                        ============ ================  ============ =============  ============  ============


                              U.S. INVESTED ASSETS
         UNREALIZED LOSSES ON INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2002
                                        ------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        -----------------------------  --------------------------  -------------------------
                                                         GROSS                          GROSS                      GROSS
                                          CARRYING     UNREALIZED       CARRYING      UNREALIZED     CARRYING     UNREALIZED
                                           AMOUNT        LOSSES          AMOUNT        LOSSES         AMOUNT       LOSSES
                                        ------------ ----------------  ------------ -------------  ------------  -----------
                                                                           (IN MILLIONS)

Three months or less..................   $     695.4   $  16.9          $  345.7     $  21.1         $1,041.1    $    38.0
Greater than three to six months......         242.2      13.0             225.8        14.2            468.0         27.2
Greater than six to nine months.......         188.6      11.5             149.2        12.6            337.8         24.1
Greater than nine to twelve months....         174.9       6.1             105.7         2.1            280.6          8.2
Greater than twelve to twenty-four
   months.............................         167.3      20.1             148.3        11.6            315.6         31.7
Greater than twenty-four to thirty-
   six months.........................           9.2       0.3              48.1         6.0             57.3          6.3
Greater than thirty-six months........          46.4       2.9             150.6         6.0            197.0          8.9
                                        ------------ ----------------  -----------  -------------   -----------  -----------
   Total fixed maturities, available-
       for-sale.......................   $   1,524.0   $  70.8          $1,173.4     $  73.6         $2,697.4    $   144.4
                                        ============ ================  ===========  =============   ===========  ===========


                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON BELOW INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY


                                                                      AS OF DECEMBER 31, 2003
                                        ------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        -----------------------------  --------------------------  -------------------------
                                                         GROSS                          GROSS                      GROSS
                                          CARRYING     UNREALIZED       CARRYING      UNREALIZED     CARRYING     UNREALIZED
                                           AMOUNT        LOSSES          AMOUNT        LOSSES         AMOUNT       LOSSES
                                        ------------ ----------------  ------------ -------------  ------------  -----------
                                                                           (IN MILLIONS)

Three months or less..................   $      41.1   $       0.6     $      67.9     $ 28.8      $  109.0        $29.4
Greater than three to six months......           5.3           0.8            40.4        6.0          45.7          6.8
Greater than six to nine months.......           3.5           0.1            24.1        0.1          27.6          0.2
Greater than nine to twelve months....           -             -               0.8        0.1           0.8          0.1
Greater than twelve to twenty-four
   months.............................          26.9           0.8            68.6        9.1          95.5          9.9
Greater than twenty-four to thirty-
   six months.........................          64.2           8.8            62.6        8.2         126.8         17.0
Greater than thirty-six months........           9.1           1.3            78.6       10.5          87.7         11.8
                                       ------------ ----------------   ----------- -------------  ------------  -----------
   Total fixed maturities, available-
       for-sale.......................   $     150.1   $      12.4     $     343.0     $ 62.8      $  493.1        $75.2
                                        ============ ================   =========== =============  ============  ===========


                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON BELOW INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2002
                                        ------------------------------------------------------------------------------------

                                                  PUBLIC                      PRIVATE                       TOTAL
                                        --------------------------- ----------------------------- --------------------------
                                                         GROSS                         GROSS                      GROSS
                                          CARRYING     UNREALIZED       CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES          AMOUNT         LOSSES       AMOUNT        LOSSES
                                        ------------ ----------------  ------------ ------------- ------------  ------------
                                                                           (IN MILLIONS)

Three months or less..................   $     149.9   $      16.5     $   123.1     $      12.2   $     273.0  $      28.7
Greater than three to six months......          93.3          22.6         121.1            12.6         214.4         35.2
Greater than six to nine months.......         135.6          33.1         124.0            19.3         259.6         52.4
Greater than nine to twelve months....         129.1          39.1           -               -           129.1         39.1
Greater than twelve to twenty-four
   months.............................         178.2         107.9          98.1            31.8         276.3        139.7
Greater than twenty-four to thirty-
   six months.........................          28.0           6.3          28.9             1.6          56.9          7.9
Greater than thirty-six months........          39.1           3.9         104.9            39.9         144.0         43.8
                                        ------------ ----------------  ------------ ------------- ------------  ------------
   Total fixed maturities, available-
       for-sale.......................   $     753.2   $     229.4     $   600.1     $     117.4   $   1,353.3  $     346.8
                                        ============ ================  ============ ============= ============  ============


Of total gross unrealized losses as of December 31, 2003 and December 31, 2002, $76.4 million and $144.4 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $75.2 million and $346.8 million as of December 31, 2003 and December 31, 2002, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of December 31, 2003, and December 31, 2002.

                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2003
                                       ---------------------------------------------------------------------------------------------
                                              PROBLEM, POTENTIAL
                                                PROBLEM, AND                   ALL OTHER FIXED MATURITY
                                               RESTRUCTURED                        SECURITIES                         TOTAL
                                       --------------------------------     ---------------------------    -------------------------
                                                             GROSS                         GROSS                           GROSS
                                          CARRYING          UNREALIZED      CARRYING      UNREALIZED        CARRYING     UNREALIZED
                                           AMOUNT            LOSSES          AMOUNT         LOSSES            AMOUNT        LOSSES
                                       --------------   ---------------     ----------  ---------------    ------------ ------------
                                                                                 (IN MILLIONS)

Three months or less..................   $      30.9     $      34.6        $  -         $     -            $    30.9    $    34.6
Greater than three to six months......           -               -             -               -                  -            -
Greater than six to nine months.......           -               -             -               -                  -            -
Greater than nine to twelve months....           0.5             0.1           -               -                  0.5          0.1
Greater than twelve months............           3.6             1.5           7.7             2.2               11.3          3.7
                                       --------------   ---------------     ----------  ---------------    ------------ ------------
   Total fixed maturity securities,
       available-for-sale.............   $      35.0     $      36.2        $  7.7       $     2.2          $    42.7    $    38.4
                                       ==============   ===============     ==========  ===============    ============ ============

                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2002
                                       ---------------------------------------------------------------------------------------------
                                              PROBLEM, POTENTIAL
                                                PROBLEM, AND                   ALL OTHER FIXED MATURITY
                                               RESTRUCTURED                        SECURITIES                         TOTAL
                                       --------------------------------     ---------------------------    -------------------------
                                                             GROSS                            GROSS                        GROSS
                                          CARRYING          UNREALIZED         CARRYING      UNREALIZED        CARRYING  UNREALIZED
                                           AMOUNT            LOSSES            AMOUNT         LOSSES            AMOUNT    LOSSES
                                       --------------   ---------------     -----------  ---------------   ------------ ------------
                                                                                 (IN MILLIONS)

Three months or less..................   $      98.1     $    34.6           $  60.9     $      29.9        $ 159.0     $    64.5
Greater than three to six months......          81.8          52.6              82.3            37.2          164.1          89.8
Greater than six to nine months.......          86.3          79.0               2.5             0.9           88.8          79.9
Greater than nine to twelve months....           -             -                 -               -              -             -
Greater than twelve months............          52.7          46.7               1.4             1.0           54.1          47.7
                                       --------------   ---------------     -----------  ---------------   ------------ ------------
   Total fixed maturity securities,
       available-for-sale.............   $     318.9     $   212.9           $ 147.1     $      69.0        $ 466.0     $   281.9
                                       ==============   ===============     ===========  ===============   ============ ============

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $38.4 million as of December 31, 2003 and $281.9 million as of December 31, 2002. The gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" were $36.2 million and $212.9 million as of December 31, 2003, and December 31, 2002, respectively.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                       AS OF DECEMBER 31,      AS OF DECEMBER 31,
                                                                     ---------------------   ---------------------
                                                                              2003                    2002
                                                                     ---------------------   ---------------------
                                                                                     ($ IN MILLIONS)

Total fixed maturity securities (public and private)............            $   36,128.0            $  33,207.1
                                                                            ============            ===========

Problem fixed maturity securities...............................            $      152.5            $     262.0
Potential problem fixed maturity securities.....................                   230.1                  508.4
Restructured fixed maturity securities..........................                    39.9                  103.9
                                                                            ------------            -----------
   Total problem, potential problem and restructured fixed
     maturity securities........................................            $      422.5            $     874.3
                                                                            ============            ===========
   Total problem, potential problem and restructured fixed
     maturity securities as a percent of total fixed maturity
     securities.................................................                      1%                     3%


MORTGAGE LOANS

Mortgage loans comprised 25% and 23% of total U.S. invested assets as of December 31, 2003, and December 31, 2002, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,630.4 million as of December 31, 2003, and $9,365.8 million as of December 31, 2002, or 73% and 86% of total mortgage loan investments, respectively. Residential mortgages comprised $3,544.6 million as of December 31, 2003 and $1,463.6 million as of December 31, 2002, or 27% and 14% of total mortgage loan investments, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements. As a result of our implementation of FIN 46, effective July 1, 2003, residential mortgage loans include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $2.0 billion in mortgage loans held for sale as of December 31, 2003.

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

California accounted for 16% of our commercial mortgage loan portfolio as of December 31, 2003. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property.

The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of December 31, 2003, 39% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of December 31, 2003 and December 31, 2002 was 1,447 and 1,529, respectively. The average loan size of our commercial mortgage portfolio was $6.7 million as of December 31, 2003.

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we either establish a valuation allowance or adjust the cost basis of that loan and record a loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect the losses in our consolidated results of operations. Such decreases in valuation allowances aggregated $34.0 million for the year ended December 31, 2003 and $7.1 million for the year ended December 31, 2002.

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

We charge mortgage loans deemed to be uncollectible against the allowance for losses and credit subsequent recoveries to the allowance for losses. We maintain the allowance for losses at a level management believes to be adequate to absorb estimated probable credit losses. Management bases its periodic evaluation of the adequacy of the allowance for losses on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may change. As a result of a change in estimates, we evaluated the adequacy of our commercial mortgage loan allowance at December 31, 2003 and released $23.9 million from the allowance.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                   AS OF DECEMBER 31,        AS OF DECEMBER 31,
                                                                 ---------------------     ---------------------
                                                                        2003                      2002
                                                                 ---------------------     ---------------------
                                                                                 ($ IN MILLIONS)

Beginning balance..........................................          $          83.6           $          90.7
Provision..................................................                      1.3                      33.5
Release....................................................                    (35.3)                    (40.6)
                                                                     ---------------           ---------------
Ending balance.............................................          $          49.6           $          83.6
                                                                     ===============           ===============
Valuation allowance as % of carrying value before reserves.                       1%                        1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

  U.S. INVESTED ASSETS PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL
                          MORTGAGES AT CARRYING AMOUNT

                                                                   AS OF DECEMBER 31,        AS OF DECEMBER 31,
                                                                  ---------------------     --------------------
                                                                          2003                      2002
                                                                  ---------------------     --------------------
                                                                                 ($ IN MILLIONS)

Total commercial mortgages ................................            $      9,630.4           $        9,365.8
                                                                       ==============           ================
Problem commercial mortgages(1)............................            $         45.9           $           77.2
Potential problem commercial mortgages ....................                      99.3                       50.4
Restructured commercial mortgages .........................                      65.3                       46.9
                                                                       --------------           ----------------
   Total problem, potential problem and
     restructured commercial mortgages ....................            $        210.5           $          174.5
                                                                       ==============           ================
   Total problem, potential problem and restructured
     commercial mortgages as a percent of total commercial.                        2%                         2%


--------------------
(1) Problem commercial mortgages include no mortgage loans in foreclosure as of December 31, 2003, compared to $0.4 million on December 31, 2002.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of December 31, 2003, and December 31, 2002, the carrying amount of equity real estate investment was $1,528.0 million and $1,221.6 million, or 3% and 2% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $1,003.6 million as of December 31, 2003, and $1,042.1 million as of December 31, 2002. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended December 31, 2003 and December 31, 2002, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of December 31, 2003, and December 31, 2002, was $524.4 million and $179.5 million, net of valuation allowances of $19.1 million and $19.3 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of December 31, 2003. By property type, there is a concentration in office buildings that represented approximately 33% of the equity real estate portfolio as of December 31, 2003.

OTHER INVESTMENTS

Our other investments totaled $1,249.7 million as of December 31, 2003, compared to $1,075.5 million as of December 31, 2002. With the adoption of SFAS 133 on January 1, 2001, derivatives were reflected on our balance sheet and accounted for $736.4 million in other investments as of December 31, 2003. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

INTERNATIONAL INVESTMENT OPERATIONS

As of December 31, 2003, our international investment operations consist of the investments of Principal International comprised of $2.0 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of December 31, 2003, and December 31, 2002, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                                             AS OF DECEMBER 31,        AS OF DECEMBER 31,
                                                           ---------------------     ---------------------
                                                                   2003                      2002
                                                           ---------------------     ---------------------
                                                            CARRYING      % OF        CARRYING      % OF
                                                             AMOUNT       TOTAL        AMOUNT       TOTAL
                                                           -----------  --------     ------------  -------
                                                                           ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................         $  1,334.8        66%      $    998.6      67%
   Private........................................               89.8         5             81.7       6
Equity securities.................................               41.8         2             20.6       1
Mortgage loans
   Residential....................................              333.1        16            252.5      17
Real estate held for investment...................                9.5         -              7.4       1
Other investments ................................              213.3        11            124.6       8
                                                           -----------  --------     ------------  -------
   Total invested assets..........................            2,022.3       100%         1,485.4     100%
                                                                        ========                   =======
Cash and cash equivalents.........................               73.1                       97.1
                                                           -----------               ------------
   Total invested assets and cash ................         $  2,095.4                 $  1,582.5
                                                           ===========               ============

USE OF NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS TO U.S. GAAP

We use a non-GAAP financial measure that management believes is useful to investors because it illustrates a current trend in our Life and Health Insurance segment. We have provided reconciliations of the non-GAAP financial measure premium and deposits, to the most directly comparable U.S. GAAP financial measure, premium and other considerations. The premium and deposit measure is used to highlight a shift in individual life insurance sales from traditional life insurance products to universal and variable universal life insurance products. Traditional life insurance products generate premium revenue under U.S. GAAP, while universal and variable universal life insurance products do not generate premium revenue under U.S. GAAP.

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      2003         2002          2001
                                                   -----------   ----------   ------------
                                                              ($ IN MILLIONS)

PREMIUM AND DEPOSITS:
UNIVERSAL AND VARIABLE UNIVERSAL LIFE
 INSURANCE
   Premium and deposits...................         $   337.6     $  298.1     $    270.1
   Less: deposits.........................             352.9        309.5          279.0
                                                   -----------   ----------   ------------
   GAAP premium and other considerations..         $   (15.3)    $  (11.4)    $     (8.9)
                                                   ===========   ==========   ============
TRADITIONAL LIFE INSURANCE
  Premium and deposits....................         $   710.9     $  737.2     $    766.2
  Less: deposits..........................               -            -              -
                                                   -----------   ----------   ------------
   GAAP premium and other considerations..         $   710.9     $  737.2     $    766.2
                                                   ===========   ==========   ============

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

As of December 31, 2003, the difference between the asset and liability durations on our primary duration managed portfolio was .03 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within 0.25 years. The value of the assets in this portfolio was $30,005.3 million as of December 31, 2003.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2003, the weighted-average difference between the asset and liability durations on these portfolios was -.22 years. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in the duration-monitored portfolios was $13,114.2 million as of December 31, 2003.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in the non duration-managed portfolios was $5,198.9 million as of December 31, 2003.

Using the assumptions and data in effect as of December 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by $20.4 million. The following table details the estimated changes by risk management strategy:

                                                                        AS OF
                    RISK MANAGEMENT                               DECEMBER 31, 2003             NET FAIR VALUE
                        STRATEGY                                VALUE OF TOTAL ASSETS               CHANGE
---------------------------------------------------           --------------------------     ---------------------
                                                                                  (IN MILLIONS)

Primary duration-managed...........................                   $   30,005.3                $       (9.0)
Duration-monitored.................................                       13,114.2                        29.4
Non duration-managed...............................                        5,198.9                         N/A
                                                              --------------------------     ---------------------
   Total...........................................                   $   48,318.4                $       20.4
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

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration ("benchmark interest rate"). Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. Financial risk is limited by requiring that the net position value will not change in excess of an amount established by Senior Management of the Mortgage Banking segment given an instantaneous pre-determined price change in the benchmark security. Price sensitivity analysis is performed at least once daily. The pre-determined risk limits will be reviewed periodically and updated as needed. The face amount of the loans in the pipeline as of December 31, 2003, was $4.2 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate and sustained increase in the benchmark interest rates decreases the December 31, 2003, net position value by $8.1 million.

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

The fair value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is partially offset by the use of financial instruments, including derivative contracts that typically increase in aggregate value when interest rates decline. Financial risk is limited by requiring that the net position value will not change in excess of an amount established by Senior Management of the Mortgage Banking segment given an instantaneous pre-determined change in the level of interest rates. Price sensitivity analysis is performed at least once weekly. The pre-determined risk limits will be reviewed periodically and updated as needed. Based on values as of December 31, 2003, a 100 basis point immediate parallel and sustained decrease in interest rates produces a $130.1 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between fair values and U.S. GAAP book values.

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

We have increased our credit exposure through credit default swaps by investing in subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of December 31, 2003 was $500.0 million and the mark to market value was $13.7 million. We also invested in credit default swaps creating replicated assets with a notional of $363.3 million and mark to market value of $31.5 million as of December 31, 2003.

We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). We recognized a $0.1 million pre-tax loss for the year ended December 31, 2003.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of December 31, 2003, and December 31, 2002:

               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                                             AS OF DECEMBER 31,          AS OF DECEMBER 31,
                                                           ------------------------    ------------------------
                                                                    2003                        2002
                                                           ------------------------    ------------------------
                                                             NOTIONAL       % OF        NOTIONAL       % OF
                                                              AMOUNT        TOTAL        AMOUNT        TOTAL
                                                           -----------   ----------    ------------ -----------
                                                                            ($ IN MILLIONS)

Interest rate swaps.............................           $ 8,158.9         26%        $ 9,719.2         18%
Swaptions ......................................             5,642.5         18           9,772.5         18
Mortgage-backed forwards and options............             4,892.3         16          17,494.9         33
U.S. Treasury futures (LIBOR)...................             4,380.0         14           2,225.0          4
Foreign currency swaps..........................             2,823.4          9           3,217.0          6
Interest rate lock commitments..................             2,242.4          7           8,198.1         15
Interest rate floors............................             1,650.0          5           1,650.0          3
Credit default swaps ...........................               863.3          3             705.2          1
Bond forwards...................................               467.2          1             363.7          1
Currency forwards...............................               282.0          1               0.2          -
Call options....................................                30.0          -              30.0          -
U.S. Treasury futures...........................                27.8          -             271.1          1
Bond options....................................                17.5          -               -            -
Other...........................................                 1.5          -               -            -
Principal only swaps............................                 -            -             123.6          -
Treasury rate guarantees........................                 -            -              63.0          -
                                                           -----------   ----------    ------------ -----------
   Total........................................           $31,478.8        100%        $53,833.5        100%
                                                           ===========   ==========    ============ ===========

               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                                              AS OF DECEMBER 31,           AS OF DECEMBER 31,
                                                           ------------------------    ------------------------
                                                                    2003                         2002
                                                           ------------------------    ------------------------
                                                              CREDIT        % OF          CREDIT       % OF
                                                             EXPOSURE       TOTAL        EXPOSURE      TOTAL
                                                           -----------   ----------    ------------ -----------
                                                                                 ($ IN MILLIONS)

Foreign currency swaps..........................            $ 637.1         75%          $ 195.0        68%
Interest rate swaps.............................               89.6         10              48.4        17
Bond forwards...................................               52.2          6                -          -
Credit default swaps............................               45.9          5               8.9         3
Swaptions ......................................               29.2          3              31.4        11
Call options....................................                6.6          1               0.4         -
Interest rate floors............................                1.9          -               1.7         1
Currency forwards...............................                0.3          -               -           -
                                                           -----------   ----------    ------------ -----------
   Total........................................            $ 862.8        100%          $ 285.8       100%
                                                           ===========   ==========    ============ ===========

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                                         AS OF DECEMBER 31, 2003
                                             -----------------------------------------------------------------------------
                                                                                  FAIR VALUE (NO ACCRUED INTEREST)
                                                                                ------------------------------------------
                                                                  WEIGHTED
                                                                  AVERAGE        -100 BASIS                  +100 BASIS
                                                NOTIONAL           TERM            POINT                       POINT
                                                 AMOUNT           (YEARS)          CHANGE      NO CHANGE       CHANGE
                                             --------------   ----------------  ------------  ------------  -------------
                                                                            ($ IN MILLIONS)

Interest rate swaps..................        $  8,158.9            6.04(1)      $  224.6       $   25.8       $  (147.6)
Swaptions............................           5,642.5            1.05(4)         317.4          161.2           150.9
Mortgage-backed forwards and options.           4,892.3            0.09(5)        (111.1)         (11.6)          116.2
U.S. Treasury futures (LIBOR)........           4,380.0            0.93(3)          (8.6)          (1.5)            5.6
Interest rate lock commitments.......           2,242.4            0.10(6)          41.6           11.6           (65.2)
Interest rate floors.................           1,650.0            2.50(2)          51.9           23.5             9.9
Bond forwards........................             467.2            2.83(5)          81.8           52.1            24.6
U.S. Treasury futures................              27.8            0.22(3)          (1.7)          (0.1)            1.5
Bond options.........................              17.5            2.79(5)          (0.9)          (0.6)            -
                                             --------------                     ------------  ------------  --------------
   Total.............................        $ 27,478.6                         $  595.0       $  260.4       $    95.9
                                             ==============                     ============  ============  ==============

------------------
(1) Based on  maturity  date of swap.
(2) Based on maturity date of floor.
(3) Based  on  maturity  date.
(4) Based on option  date of swaption.
(5) Based on settlement date.
(6) Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING

As of December 31, 2003, the aggregate fair value of long-term debt was $2,889.2 million, which includes debt related to our implementation of FIN 46. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $60.1 million.

                                                                              AS OF DECEMBER 31, 2003
                                                          --------------------------------------------------------------
                                                                        FAIR VALUE (NO ACCRUED INTEREST)
                                                          --------------------------------------------------------------
                                                             -100 BASIS                                +100 BASIS
                                                            POINT CHANGE           NO CHANGE          POINT CHANGE
                                                          ---------------------- --------------    ---------------------
                                                                                (IN MILLIONS)

4.55% notes payable, due 2004......................        $      414.5           $    404.8          $      399.0
7.95% notes payable, due 2004......................               208.0                206.7                 205.5
Variable rate equity certificates, due 2005 (1)....                44.0                 44.0                  44.0
Variable rate notes payable, due 2006 (2)..........               800.0                800.0                 800.0
Variable rate equity certificates, due 2006 (3)....               149.0                149.0                 149.0
8.2% notes payable, due 2009.......................               577.4                550.8                 525.7
7.875% surplus notes payable, due 2024.............               208.9                206.0                 193.7
8% surplus notes payable, due 2044.................               117.3                105.9                  95.4
Non-recourse mortgages and notes payable...........               357.6                350.3                 343.3
Other mortgages and notes payable..................                72.6                 71.7                  70.8
                                                          ---------------------- --------------    ---------------------
   Total long-term debt............................        $    2,949.3           $  2,889.2          $    2,826.4
                                                          ====================== ==============    =====================

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

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2003, the fair value of our equity securities was $712.5 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $71.3 million. As of December 31, 2003, a 10% immediate and sustained decline in the equity markets would result in a decrease of asset-based fee revenues of $41.1 million over the next year.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of December 31, 2003, was $2,588.7 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of December 31, 2003, the fair value of our foreign currency denominated fixed maturity securities was $313.4 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of December 31, 2003, was $234.7 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

We estimate that as of December 31, 2003, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

EFFECTS OF INFLATION

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors...............................................105
Audited Consolidated Financial Statements
   Consolidated Statements of Financial Position.............................106
   Consolidated Statements of Operations.....................................107
   Consolidated Statements of Stockholders' Equity...........................109
   Consolidated Statements of Cash Flows.....................................110
   Notes to Consolidated Financial Statements................................112



                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Principal Financial Group, Inc.

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company"), as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for derivative instruments and hedging activities effective January 1, 2001, discontinued operations, goodwill and other intangible assets effective January 1, 2002, and variable interest entities effective July 1, 2003.

                                                           /s/ Ernst & Young LLP

Des Moines, Iowa
January 30, 2004


                         PRINCIPAL FINANCIAL GROUP, INC.

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                          DECEMBER 31,
                                                                              ---------------------------------------
                                                                                     2003                2002
                                                                              -------------------- ------------------
                                                                                          (IN MILLIONS,
                                                                                      EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale.......................................      $   37,449.7          $34,185.7
Fixed maturities, trading..................................................             102.9              101.7
Equity securities, available-for-sale......................................             712.5              378.7
Mortgage loans.............................................................          13,508.1           11,081.9
Real estate................................................................           1,537.5            1,229.0
Policy loans...............................................................             804.1              818.5
Other investments..........................................................           1,463.0            1,200.1
                                                                              -------------------- ------------------
   Total investments.......................................................          55,577.8           48,995.6

Cash and cash equivalents..................................................           1,692.9            1,038.6
Accrued investment income..................................................             650.7              646.3
Premiums due and other receivables.........................................             719.8              459.7
Deferred policy acquisition costs..........................................           1,571.7            1,414.4
Property and equipment.....................................................             447.8              482.5
Goodwill...................................................................             184.2              106.5
Other intangibles..........................................................             121.4               88.8
Mortgage loan servicing rights.............................................           1,953.1            1,518.6
Separate account assets....................................................          43,407.8           33,501.4
Other assets...............................................................           1,427.2            1,608.9
                                                                              -------------------- ------------------
   Total assets............................................................      $  107,754.4          $89,861.3
                                                                              ==================== ==================
LIABILITIES
Contractholder funds.......................................................      $   28,902.5          $26,315.0
Future policy benefits and claims..........................................          15,474.7           14,736.4
Other policyholder funds...................................................             710.2              642.9
Short-term debt............................................................           1,617.8              564.8
Long-term debt.............................................................           2,767.3            1,332.5
Income taxes currently payable.............................................              90.0                -
Deferred income taxes......................................................           1,644.0            1,177.7
Separate account liabilities...............................................          43,407.8           33,501.4
Other liabilities..........................................................           5,740.5            4,933.4
                                                                              -------------------- ------------------
   Total liabilities.......................................................         100,354.8           83,204.1

STOCKHOLDERS' EQUITY
Common stock,  par value  $.01 per share - 2,500.0  million  shares authorized, 377.4 million and 376.7 million  shares  issued,  and 320.7 million and 334.4 million shares outstanding in 2003 and 2002,
   respectively............................................................               3.8                3.8
Additional paid-in capital.................................................           7,153.2            7,106.3
Retained earnings..........................................................             630.4               29.4
Accumulated other comprehensive income.....................................           1,171.3              635.8
Treasury stock, at cost (56.7 million and 42.3 million shares in 2003 and
   2002, respectively).....................................................          (1,559.1)          (1,118.1)
                                                                              -------------------- ------------------
   Total stockholders' equity..............................................           7,399.6            6,657.2
                                                                              -------------------- ------------------
   Total liabilities and stockholders' equity..............................      $  107,754.4          $89,861.3
                                                                              ==================== ==================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                          2003               2002               2001
                                                   ------------------ ------------------ ------------------
                                                                          (IN MILLIONS)
REVENUES
Premiums and other considerations...............       $ 3,634.1          $ 3,881.8          $ 4,122.3
Fees and other revenues.........................         2,416.2            1,990.8            1,600.7
Net investment income...........................         3,419.6            3,304.7            3,383.6
Net realized/unrealized capital losses..........           (65.7)            (354.8)            (514.0)
                                                   ------------------ ------------------ ------------------
   Total revenues...............................         9,404.2            8,822.5            8,592.6

EXPENSES
Benefits, claims, and settlement expenses.......         4,861.3            5,216.9            5,482.1
Dividends to policyholders......................           307.9              316.6              313.7
Operating expenses..............................         3,281.3            2,623.2            2,332.7
                                                   ------------------ ------------------ ------------------
   Total expenses...............................         8,450.5            8,156.7            8,128.5
                                                   ------------------ ------------------ ------------------
Income from continuing operations before
   income taxes.................................           953.7              665.8              464.1

Income taxes....................................           225.8               45.9               83.4
                                                   ------------------ ------------------ ------------------
Income from continuing operations, net of
   related income taxes.........................           727.9              619.9              380.7

Income (loss) from discontinued operations, net
   of related income taxes......................            21.8             (196.7)             (11.2)
                                                   ------------------ ------------------ ------------------
Income before cumulative effect of accounting
   changes......................................           749.7              423.2              369.5

Cumulative effect of accounting changes, net
   of related income taxes......................            (3.4)            (280.9)             (10.7)
                                                   ------------------ ------------------ ------------------
Net income......................................       $   746.3          $   142.3          $   358.8
                                                   ================== ================== ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                                                                                PRO FORMA
                                                                                               (UNAUDITED)
                                                          FOR THE YEAR       FOR THE YEAR      FOR THE YEAR
                                                             ENDED              ENDED             ENDED
                                                          DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                              2003              2002              2001
                                                        ----------------- ------------------ -----------------

EARNINGS PER COMMON SHARE
Basic earnings per common share:
  Income from continuing operations, net of
    related income taxes..........................           $  2.23            $ 1.77           $  1.05
  Income (loss) from discontinued operations,
    net of related income taxes...................              0.07             (0.56)            (0.03)
                                                        ----------------- ------------------ -----------------
  Income before cumulative effect of
    accounting changes............................              2.30              1.21              1.02
  Cumulative effect of accounting changes,
    net of related income taxes...................             (0.01)            (0.80)            (0.03)
                                                        ----------------- ------------------ -----------------
  Net income......................................           $  2.29            $ 0.41           $  0.99
                                                        ================= ================== =================
Diluted earnings per common share:
  Income from continuing operations, net of
    related income taxes..........................           $  2.23            $ 1.77           $  1.05
  Income (loss) from discontinued operations, net
    of related income taxes.......................              0.06             (0.56)            (0.03)
                                                        ----------------- ------------------ -----------------
  Income before cumulative effect of
    accounting changes............................              2.29              1.21              1.02
  Cumulative effect of accounting changes,
    net of related income taxes...................             (0.01)            (0.80)            (0.03)
                                                        ----------------- ------------------ -----------------
  Net income......................................           $  2.28            $ 0.41           $  0.99
                                                        ================= ================== =================


The unaudited pro forma earnings per common share information above gives effect to the Demutualization and Initial Public Offering completed on October 26, 2001, as if they occurred on January 1, 2001 (see Note 21 to the consolidated financial statements).

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    ACCUMULATED
                                         ADDITIONAL   RETAINED        OTHER                        TOTAL
                                COMMON    PAID-IN     EARNINGS     COMPREHENSIVE    TREASURY    STOCKHOLDERS'     OUTSTANDING
                                STOCK     CAPITAL     (DEFICIT)    INCOME (LOSS)     STOCK        EQUITY            SHARES
                              --------- ------------ ------------ ---------------- ----------- --------------- ----------------
                                                               (IN MILLIONS)                                    (IN THOUSANDS)

BALANCES AT JANUARY 1, 2001...   $-        $    -       $6,312.5     $   (60.0)    $     -       $ 6,252.5
Demutualization transaction...    2.6       5,047.7     (6,700.4)          -             -        (1,650.1)        260,805.9
Stock issued and held in
  rabbi trusts................    -             6.7          -             -            (6.7)          -              (363.7)
Initial public offering.......    1.0       1,752.9          -             -             -         1,753.9         100,000.0
Shares issued.................    0.2         265.2          -             -             -           265.4          15,000.0
Treasury stock acquired.......    -             -            -             -          (367.7)       (367.7)        (15,300.0)
Comprehensive income:
  Net income before
    demutualization...........    -             -          387.9           -             -           387.9
  Net loss after
    demutualization...........    -             -          (29.1)          -             -           (29.1)
                                                     ------------                              ---------------
  Net income for the year.....    -             -          358.8           -             -           358.8

  Net unrealized gains........    -             -            -           451.6           -           451.6
  Provision for deferred
    income taxes..............    -             -            -          (158.1)          -          (158.1)
  Foreign currency
    translation adjustment....    -             -            -           (71.8)          -           (71.8)
  Cumulative effect of
    accounting change, net
    of related income taxes...    -             -            -           (14.2)          -           (14.2)
                                                                                               ---------------
Comprehensive income..........                                                                       566.3
                              --------- ------------ ------------ ---------------- ----------- --------------- ----------------
BALANCES AT DECEMBER 31, 2001.    3.8       7,072.5        (29.1)        147.5        (374.4)      6,820.3         360,142.2
Shares issued, net of put
  options.....................    -            22.0          -             -             -            22.0             904.9
Stock-based compensation......    -            10.5          -             -             -            10.5
Treasury stock acquired and
  sold, net...................    -             1.3          -             -          (743.7)       (742.4)        (26,627.8)
Dividends to shareholders.....    -             -          (83.8)          -             -           (83.8)
Comprehensive income:
  Net income..................    -             -          142.3           -             -           142.3
  Net unrealized gains........    -             -            -           618.8           -           618.8
  Provision for deferred
    income taxes..............    -             -            -          (217.1)          -          (217.1)
  Foreign currency
    translation adjustment....    -             -            -            86.6           -            86.6
                                                                                               ---------------
Comprehensive income..........                                                                       630.6
                              --------- ------------ ------------ ---------------- ----------- --------------- ----------------
BALANCES AT DECEMBER 31, 2002.    3.8       7,106.3         29.4         635.8      (1,118.1)      6,657.2         334,419.3
Shares issued, net of call
  options.....................    -            18.3          -             -             -            18.3             710.2
Stock-based compensation, and
  additional related tax
  benefits....................    -            25.4          -             -             -            25.4
Treasury stock acquired and
  sold, net...................    -             3.2          -             -          (441.0)       (437.8)        (14,462.0)
Dividends to shareholders.....    -             -         (145.3)          -             -          (145.3)
Comprehensive income:
  Net income..................    -             -          746.3           -             -           746.3
  Net unrealized gains........    -             -            -           703.0           -           703.0
  Provision for deferred
    income taxes..............    -             -            -          (241.3)          -          (241.3)
  Foreign currency
    translation adjustment....    -             -            -            68.6           -            68.6
  Minimum pension liability...    -             -            -            (3.9)          -            (3.9)
  Cumulative effect of
    accounting change, net
    of related income taxes...    -             -            -             9.1           -             9.1
                                                                                               ---------------
Comprehensive income..........                                                                     1,281.8
                              --------- ------------ ------------ ---------------- ----------- --------------- ----------------
BALANCES AT DECEMBER 31, 2003.   $3.8      $7,153.2     $  630.4     $ 1,171.3     $(1,559.1)     $7,399.6         320,667.5
                              ========= ============ ============ ================ =========== =============== ================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                             2003             2002              2001
                                                       ----------------- ---------------- -----------------
                                                                          (IN MILLIONS)
OPERATING ACTIVITIES
Net income............................................   $     746.3       $     142.3      $     358.8
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Loss (income) from discontinued operations, net
       of related income taxes........................         (21.8)            196.7             11.2
     Cumulative effect of accounting changes,
       net of related income taxes....................           3.4             280.9             10.7
     Amortization of deferred policy
       acquisition costs..............................         142.8             144.5            159.9
     Additions to deferred policy acquisition costs...        (349.8)           (323.4)          (261.7)
     Accrued investment income........................           5.8             (52.2)           (66.2)
     Premiums due and other receivables...............         (69.7)             25.2            (47.3)
     Contractholder and policyholder liabilities
       and dividends..................................       2,043.6           2,154.4          2,005.0
     Current and deferred income taxes................         312.3             408.4             98.8
     Net realized/unrealized capital losses...........          65.7             354.8            514.0
     Depreciation and amortization expense............         117.1             106.0            103.4
     Amortization of mortgage servicing rights........         434.9             364.9            213.0
     Stock-based compensation.........................          22.6              10.5              -
     Mortgage servicing rights valuation adjustments..         412.5             926.7            101.8
     Other............................................        (151.9)            639.9            711.2
                                                       ----------------- ---------------- -----------------
Net adjustments.......................................       2,967.5           5,237.3          3,553.8
                                                       ----------------- ---------------- -----------------
Net cash provided by operating activities.............       3,713.8           5,379.6          3,912.6

INVESTING ACTIVITIES
Available-for-sale securities:
   Purchases..........................................     (10,940.4)        (16,683.5)       (14,871.8)
   Sales..............................................       2,962.7           8,460.0          6,707.7
   Maturities.........................................       5,229.7           4,473.3          4,729.5
Net cash flows from trading securities................           -               (82.4)           (17.0)
Mortgage loans acquired or originated.................     (62,829.0)        (50,217.3)       (40,456.9)
Mortgage loans sold or repaid.........................      64,135.6          50,027.7         40,908.6
Purchase of mortgage servicing rights.................      (1,098.4)           (931.7)          (968.4)
Proceeds from sale of mortgage servicing rights.......          29.9               8.6             31.5
Real estate acquired..................................        (283.3)           (273.8)          (290.0)
Real estate sold......................................         133.3             255.7            803.8
Net change in property and equipment..................         (28.9)            (59.5)           (90.6)
Net proceeds (disbursements) from sales of
   subsidiaries.......................................          40.9             500.8             (7.9)
Purchases of interest in subsidiaries, net
   of cash acquired...................................        (136.2)            (54.5)           (11.1)
Net change in other investments.......................         235.8             498.5           (205.4)
                                                       ----------------- ---------------- -----------------
Net cash used in investing activities.................   $  (2,548.3)      $  (4,078.1)     $  (3,738.0)


                         PRINCIPAL FINANCIAL GROUP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                             2003             2002              2001
                                                       ----------------- ---------------- -----------------
                                                                          (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock.............................      $    18.3         $    22.0        $ 2,019.3
Payments to eligible policyholders under plan
  of conversion......................................            -                 -           (1,177.5)
Acquisition and sales of treasury stock, net.........         (453.0)           (742.4)          (367.7)
Proceeds from financing element derivatives..........          118.0               -                -
Payments for financing element derivatives...........         (107.3)              -                -
Dividends to shareholders............................         (145.3)            (83.8)             -
Issuance of long-term debt...........................           34.7              64.1            149.2
Principal repayments of long-term debt...............          (85.3)           (110.0)          (204.4)
Net proceeds (repayments) of short-term
  borrowings.........................................       (1,183.8)             53.2             52.1
Investment contract deposits.........................        9,586.0           7,014.1          5,054.9
Investment contract withdrawals......................       (8,666.2)         (7,225.7)        (6,075.1)
Net increase in banking operation deposits...........          372.7             184.4            144.8
                                                       ----------------- ---------------- -----------------
Net cash used in financing activities................         (511.2)           (824.1)          (404.4)
                                                       ----------------- ---------------- -----------------
Net increase (decrease) in cash and cash
  equivalents........................................          654.3             477.4           (229.8)

Cash and cash equivalents at beginning of year.......        1,038.6             561.2            791.0
                                                       ----------------- ---------------- -----------------
Cash and cash equivalents at end of year.............      $ 1,692.9         $ 1,038.6        $   561.2
                                                       ================= ================ =================

SCHEDULE OF NONCASH TRANSACTIONS
Policy credits to eligible policyholders under plan
  of conversion......................................                                         $   472.6
                                                                                          =================
Stock issued in exchange for membership interest.....                                         $ 5,050.3
                                                                                          =================


SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2003


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Principal Financial Group, Inc. and its consolidated subsidiaries is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets. In addition, we offer residential mortgage loan origination and servicing in the U.S.

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

Costs relating to the demutualization, excluding costs relating to the IPO, were $2.0 million and $18.6 million, net of income taxes, in 2002 and 2001, respectively. Demutualization expenses consist primarily of printing and mailing costs and the aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us on the demutualization. In addition, these costs include the costs of the advisors of the Insurance Commissioner of the State of Iowa and the New York State Insurance Department, other regulatory authorities and internal allocated costs for staff and related costs associated with the demutualization.

BASIS OF PRESENTATION

The  accompanying   consolidated   financial   statements,   which  include  our
majority-owned subsidiaries and, subsequent to June 30, 2003, consolidated variable interest entities ("VIEs"), have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). Less than majority-owned entities in which we had at least a 20% interest are reported on the equity basis in the consolidated statements of financial position as other investments. All significant intercompany accounts and transactions have been eliminated.

CLOSED BLOCK

At the time the MIHC structure was created in 1998, Principal Life Insurance Company ("Principal Life") formed and began operating a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force on that date. See Note 9 for further details regarding the Closed Block.

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

The guidance was effective immediately for all VIEs created after January 31, 2003, and effective July 1, 2003, for all VIEs created before February 1, 2003. In October 2003, the FASB released Staff Position FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, that allows the deferral of FIN 46 for all VIEs created or acquired prior to February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003, if certain conditions are met. We invested in one VIE in April, 2003, and effective July 1, 2003, consolidated VIEs created or acquired prior to February 1, 2003, for which we are the primary beneficiary.

At July 1, 2003, our consolidated financial statements were adjusted to record a cumulative effect of adopting FIN 46, as follows (in millions):

                                                                      NET LOSS         ACCUMULATED OTHER
                                                                                      COMPREHENSIVE INCOME
                                                                  ------------------ ----------------------

Adjustment for intercompany gains and carrying value of
  assets consolidated..........................................         $(6.1)              $ 14.1
Income tax impact..............................................           2.7                 (5.0)
                                                                  ------------------ ----------------------
  Total........................................................         $(3.4)              $  9.1
                                                                  ================== ======================

See Note 5 for the disclosures relating to VIEs and the impact of such adoption on our consolidated financial statements.

On December 24, 2003, the FASB issued a revision to FIN 46, Interpretation No. 46 (Revised 2003): CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46R"), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. We plan to adopt FIN 46R effective January 1, 2004, and do not anticipate that this will have a material impact on our consolidated statements of operations.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (Revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS ("SFAS 132R"). SFAS 132R requires the disclosure of more information about pension plan assets, obligations, benefit payments, contributions and net benefit cost. This statement is effective for financial statements with fiscal years ending after December 15, 2003, except for disclosure of estimated future benefit payments which is effective for fiscal years ending after June 15, 2004. We have adopted SFAS 132R for fiscal year 2003 reporting. Refer to Note 14 for more information on our pension and other postretirement benefits.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS. This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. This SOP is effective for financial statements for fiscal years beginning after December 15, 2003. This SOP is not expected to have a material impact on our consolidated financial statements.

In October 2003, the FASB added a project to its agenda to clarify SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 138") and SFAS No. 149, AMENDMENT OF FASB STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, with respect to determining the fair value of interest rate lock commitments ("IRLC"). Specifically, the FASB project will address what information should be used to determine the fair value of an IRLC and whether an IRLC should ever be reported as an asset by the issuer. In December 2003, the SEC staff announced that it intends to release a Staff Accounting Bulletin that will require IRLCs issued after April 1, 2004, be accounted for as written options that would be reported as a liability until expiration or termination of the commitment. Neither the FASB nor the SEC has issued final technical guidance in this area and as such it is not possible to know for certain the impact of this guidance.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE-AN AMENDMENT OF FASB STATEMENT NO. 123 ("SFAS 148"), which is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and requires disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. In addition, SFAS 148 amends Accounting Principles Board ("APB") Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. We are applying the prospective method of transition as prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123").

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 123 encourages but does not require companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. Effective July 1, 2002, we adopted the fair value method for stock-based compensation as defined in SFAS 123 in accounting for our stock-based compensation plans. SFAS 123, which indicates that the fair value method is the preferable method of accounting, requires that the fair value method for stock-based compensation be applied as of the beginning of the fiscal year in which it is adopted for all stock-based awards granted subsequent to such date. The financial statements for the first two quarters of 2002 were not restated for this change since its effects were not materially different from amounts reported for both financial position and results of operations. Such effects for the first two quarters were charged against income in the third quarter of 2002 and were not material to the results of operations. Prior to January 1, 2002, we applied the intrinsic value method (as permitted under SFAS
123) defined in APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations, which excluded employee options and stock purchases from compensation expense.

In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS ("SFAS 141"), and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and requires separate recognition of intangible assets apart from goodwill, if such intangible assets meet certain criteria. SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually, which we do in the fourth quarter each year.

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

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

These impairments, recognized January 1, 2002, as a cumulative effect of a change in accounting principle, were reported in our operating segments as follows (in millions):

                                               INTERNATIONAL
                                                  ASSET
                                               MANAGEMENT AND    LIFE AND HEALTH
                                               ACCUMULATION        INSURANCE          CONSOLIDATED
                                           -------------------- ------------------ ------------------

Goodwill..................................        $321.2               $4.6               $325.8
Indefinite-lived intangibles..............          89.8                -                   89.8
Income tax impact.........................        (134.7)               -                 (134.7)
                                           -------------------- ------------------ ------------------
Total impairment, net of income taxes.....        $276.3               $4.6               $280.9
                                           ==================== ================== ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income and earnings per share (basic and diluted) for the years ended December 31, 2003, 2002 and 2001, adjusted for the effects of SFAS 142 related to non-amortization of goodwill and indefinite-lived intangibles, are as follows (in millions, except per share data):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------
                                                            2003             2002           2001(1)
                                                     ----------------  ---------------- --------------

Reported net income.................................        $746.3         $ 142.3           $ 358.8
Adjustment for amortization expense:
  Goodwill (2)......................................           -               -                 9.2
  Amortization included in discontinued operations
    (see Note 3) ...................................           -               -                38.9
                                                     ---------------- ----------------- --------------
Total amortization expense .........................           -               -                48.1
Tax impacts of amortization expense ................           -               -               (14.6)
                                                     ---------------- ----------------- --------------
Adjusted net income.................................         746.3           142.3             392.3
Adjustment for cumulative effect of accounting
  changes, net of related income taxes..............           3.4           280.9              10.7
                                                     ---------------- ----------------- --------------
Adjusted income before cumulative effect of
  accounting changes................................        $749.7         $ 423.2           $ 403.0
                                                     ================ ================= ==============
Basic earnings per share:
Reported net income.................................        $  2.29        $   0.41          $   0.99
Adjustment for amortization expense:
  Goodwill..........................................           -               -                 0.02
  Amortization included in discontinued operations..           -               -                 0.11
                                                     ---------------- ----------------- --------------
Total amortization expense .........................           -               -                 0.13
Tax impacts of amortization expense ................           -               -                (0.04)
                                                     ---------------- ----------------- --------------
Adjusted net income ................................           2.29            0.41              1.08
Adjustment for cumulative effect of accounting
  changes, net of related income taxes..............           0.01            0.80              0.03
                                                     ---------------- ----------------- --------------
Adjusted income before cumulative effect of
  accounting changes................................        $  2.30        $   1.21          $   1.11
                                                     ================ ================= ==============
Diluted earnings per share:
Reported net income.................................        $  2.28        $   0.41          $   0.99
Adjustment for amortization expense:
  Goodwill..........................................           -               -                 0.02
  Amortization included in discontinued opeations...           -               -                 0.11
                                                     ---------------- ----------------- --------------
Total amortization expense .........................           -               -                 0.13
Tax impacts of amortization expense ................           -               -                (0.04)
                                                     ---------------- ----------------- --------------
Adjusted net income ................................           2.28            0.41              1.08
Adjustment for cumulative effect of accounting
  changes, net of related income taxes..............           0.01            0.80              0.03
                                                     ---------------- ----------------- --------------
Adjusted income before cumulative effect of
  accounting changes................................        $  2.29        $   1.21          $   1.11
                                                     ================ ================= ==============

-----------------------
(1) For purposes of our unaudited basic and diluted pro-forma earnings per share calculations for the period January 1, 2001 through October 25, 2001, we estimated 360.8 million shares to be outstanding. For the period October 26, 2001 through December 31, 2001, actual shares outstanding were used in the weighted-average share calculation.

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

Effective January 1, 2001, we adopted SFAS 133, as amended by SFAS 138. As amended, SFAS 133 requires, among other things, that all derivatives be recognized in the consolidated statement of financial position as either assets or liabilities that are measured at fair value. SFAS 133 also establishes special accounting for qualifying hedges, which allows for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. Changes in the fair value of a derivative qualifying as a hedge are recognized in earnings or directly in stockholders' equity depending on the instrument's intended use. For derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133, changes in fair value are required to be recognized in earnings in the period of change.

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

----------------------------
(1) Amount presented is net of adjustment to hedged item.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity date of three months or less when purchased.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

We classify our investments into one of three categories: held-to-maturity, available-for-sale or trading. We determine the appropriate classification of fixed maturity securities at the time of purchase. Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value. (See Note 17 for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes. Unrealized gains and losses related to trading securities are reflected in net income as net realized/unrealized capital gains (losses).

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

Equity securities include mutual funds, common stock and nonredeemable preferred stock. The cost of equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). Equity securities are classified as available-for-sale and, accordingly, are carried at fair value. (See Note 17 for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity net of related deferred policy acquisition costs and applicable taxes.

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

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Any changes in the valuation allowances are reported in net income as net realized/unrealized capital gains (losses). We measure impairment based upon the present value of expected cash flows discounted at the loan's effective interest rate or the loan's observable market price. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. We have residential mortgage loans held-for-sale in the amount of $2,523.5 million and $638.9 million and commercial mortgage loans held-for-sale in the amount of $278.1 million and $444.2 million at December 31, 2003 and 2002, respectively, which are carried at lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

SECURITIZATIONS

We, along with other contributors, sell commercial mortgage loans to trusts, which are unconsolidated qualified special purpose entities which then issue commercial mortgage-backed securities. We retain primary servicing responsibilities and may retain other immaterial interests in the trusts by purchasing portions of the securities from the issuance. Gain or loss on the sales of the loans is reported as fees and other revenues. The retained interests are thereafter carried at fair value with other fixed maturity investments and classified as available-for-sale.

We also sell residential mortgage loans and retain servicing rights which are retained interests in the sold loans. Gain or loss on the sales of the loans is reported as fees and other revenues and depends in part on the previous carrying amounts of the loans sold and the interests retained based on their relative estimated fair values at the date of the transfer. To estimate fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so we estimate fair value based on the present value of the future expected cash flows using management's best estimates of assumptions we believe market participants would use to value such interests.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MORTGAGE LOAN SERVICING RIGHTS

Mortgage loan servicing rights represent the value of purchasing or originating the right to receive cash flows from servicing mortgage loans. Servicing rights are recorded at the time of sale of the underlying mortgage loans where the related servicing is retained. The total cost of the mortgage loans, which includes the cost to acquire the servicing rights, is allocated to the mortgage loans and the servicing rights based on their relative estimated fair values at the date of sale. Cost basis of the mortgage servicing rights also includes adjustments resulting from the application of hedge accounting. Capitalized servicing rights are carried at the lower of cost or estimated fair value. The capitalized value is amortized in proportion to, and over the period of, estimated net servicing income.

Capitalized mortgage loan servicing rights are periodically assessed for impairment based on the estimated fair value of those rights. Fair values are estimated using estimates of discounted future net cash flows over the expected lives of the underlying loans using loan prepayment, discount rate, ancillary fee income and other assumptions we believe market participants would use to value such assets. The reasonableness of our assumptions is confirmed through comparisons against qualified mortgage servicing rights trades that were completed in the prior quarter and quarterly independent surveys. Independent appraisals of the fair value of our servicing portfolio are obtained periodically during the year and are used to evaluate the reasonableness of our fair value conclusions. For purposes of performing our impairment evaluation, we stratify the servicing portfolio on the basis of certain predominant risk characteristics, including loan type, note rate and rate type. To the extent that the carrying value of the servicing rights exceeds estimated fair value for any stratum, a valuation allowance is established, which may be adjusted in the future as the estimated fair value of the servicing rights increase or decrease. Changes in the valuation allowance are recognized in the consolidated statements of operations during the period in which impairment or recovery occurs.

During 2003, we established a policy of further evaluating our mortgage servicing rights valuation allowance by identifying portions of the allowance that represent a permanent impairment (i.e., direct write-downs). Each quarter, we will recognize a direct write-down when the gross carrying value is not expected to be recovered in the foreseeable future. We estimate the amount of direct write-downs based on an analysis of the mortgage servicing rights valuation allowance related to loans that have prepaid. Direct write-downs reduce the gross carrying value and the valuation allowance of the mortgage servicing rights, thereby precluding subsequent recapture of previous valuation allowances. The direct write-downs have no impact on net income or financial position in the period of adjustment but may result in a reduction of amortization expense and reduced recovery of impairments in periods subsequent to adjustment.

DERIVATIVES

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

                         PRINCIPAL FINANCIAL GROUP, INC.

1.      NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our accounting for the ongoing changes in fair value of a derivative depends on the intended use of the derivative and the designation as described above and is determined when the derivative contract is entered into or at the time of redesignation under SFAS 133. Hedge accounting is used for derivatives that are specifically designated in advance as hedges and that reduce our exposure to an indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period.

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

A minimum variance technique is used to test the effectiveness of cash flow and fair value relationships whereby the profitability distribution of net fair value or cashflows for the hedging and hedged items are combined. If the coefficient of variation (standard deviation divided by mean) of the probability distribution is 1% or less, then the hedging relationship is deemed to be effective.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONTRACTHOLDER AND POLICYHOLDER LIABILITIES

Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts and reserves for universal life, limited payment, participating and traditional life insurance, accident and health insurance and disability income policies, as well as a provision for dividends on participating policies. Investment contracts are contractholders' funds on deposit with us and generally include reserves for pension and annuity contracts. Reserves on investment contracts are equal to the cumulative deposits less any applicable charges plus credited interest.

Reserves for universal life insurance contracts are equal to cumulative premiums less charges plus credited interest which represents the account balances that accrue to the benefit of the policyholders. Reserves for nonparticipating term life insurance and disability income contracts are computed on a basis of assumed investment yield, mortality, morbidity and expenses, including a provision for adverse deviation, which generally varies by plan, year of issue and policy duration. Investment yield is based on our experience. Mortality, morbidity and withdrawal rate assumptions are based on our experience and are periodically reviewed against both industry standards and experience.

Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rate and mortality rates guaranteed in calculating the cash surrender values described in the contract.

Participating business represented approximately 32%, 32% and 35% of our life insurance in force and 72%, 74% and 76% of the number of life insurance policies in force at December 31, 2003, 2002 and 2001, respectively. Participating business represented approximately 65%, 68% and 57% of life insurance premiums for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Group life and health insurance premiums are generally recorded as premium revenue over the term of the coverage. Certain group contracts contain experience premium refund provisions based on a pre-defined formula that reflects their claim experience. Experience premium refunds are recognized over the term of the coverage and adjusted to reflect current experience. Fees for contracts providing claim processing or other administrative services are recorded over the period the service is provided.

Related policy benefits and expenses for individual and group life, annuity and health insurance products are associated with earned premiums and result in the recognition of profits over the expected term of the policies and contracts.

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

DEFERRED POLICY ACQUISITION COSTS

Commissions and other costs (underwriting, issuance and agency expenses, premium credits, conversion bonuses and first-year bonus interest) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

Deferred policy acquisition costs for universal life-type insurance contracts and participating life insurance policies and investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of estimated gross profit margins. We utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future market growth assumption used for the amortization of deferred policy acquisition costs on investment contracts pertaining to individual and group annuities which have separate accounting investment options. This amortization is adjusted retrospectively when estimates of current or future gross profits and margins to be realized from a group of products and contracts are revised. The deferred policy acquisition costs of nonparticipating term life insurance policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. Deferred policy acquisition costs would be written off to the extent that it is determined that future policy premiums and investment income or gross profit margins would not be adequate to cover related losses and expenses.

REINSURANCE

We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded, except for the medical reinsurance agreement which is accounted for using the deposit method of accounting. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2003, 2002 and 2001, respectively, we had reinsured $19.4 billion, $17.8 billion and $15.6 billion of life insurance in force, representing 14%, 13% and 12% of total net life insurance in force through a single third-party reinsurer. To minimize the possibility of losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The effects of reinsurance on premiums and other considerations and policy and contract benefits and changes in reserves were as follows (in millions):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                         2003               2002               2001
                                                   ------------------ ------------------ ------------------
Premiums and other considerations:
   Direct........................................       $3,805.8           $4,080.1           $4,329.9
   Assumed.......................................          118.8              130.6               56.0
   Ceded.........................................         (290.5)            (328.9)            (263.6)
                                                   ------------------ ------------------ ------------------
Net premiums and other considerations............       $3,634.1           $3,881.8           $4,122.3
                                                   ================== ================== ==================
Benefits, claims and settlement expenses:
   Direct........................................       $4,966.9           $5,459.8           $5,700.3
   Assumed.......................................          129.3               10.6                7.4
   Ceded.........................................         (234.9)            (253.5)            (225.6)
                                                   ------------------ ------------------ ------------------
Net benefits, claims and settlement expenses.....       $4,861.3           $5,216.9           $5,482.1
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

At December 31, 2003 and 2002, the separate accounts include a separate account valued at $833.9 million and $1.0 billion, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Activity of the separate account shares is reflected in both the separate account assets and separate account liabilities and does not impact our results of operations.

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

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN EXCHANGE

Assets and liabilities of our foreign subsidiaries and affiliates denominated in non-U.S. dollars are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Resulting translation adjustments are reported as a component of stockholders' equity, along with any related hedge effects. Revenues and expenses for these entities are translated at the weighted-average exchange rates for the year. Revenue, expense and other foreign currency transaction and translation adjustments for foreign subsidiaries and affiliates with the U.S. dollar as the functional currency that affect cash flows are reported in current operations, along with related hedge effects.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Due to the adoption of SFAS 142, goodwill and indefinite-lived intangible assets were no longer amortized after January 1, 2002. Intangible assets with a finite useful life continue to be amortized on a straight-line basis generally over a period of 15 to 30 years. Goodwill and indefinite-lived intangible assets not subject to amortization will be tested for impairment on an annual basis during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment testing involves a two-step process described further in the recent accounting pronouncements section within Note 1. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

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

EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and excludes the dilutive effect of stock options. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities, such as options and non-vested stock grants, were exercised or resulted in the issuance of common stock.

STOCK-BASED COMPENSATION

At December 31, 2003, we have four stock-based compensation plans, which are described more fully in Note 20. We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

                         PRINCIPAL FINANCIAL GROUP, INC.

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Awards under our plans vest over periods ranging from one year to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   2003          2002           2001 (1)
                                                              ------------- ---------------- ---------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)

Net income, as reported.......................................   $746.3         $142.3        $358.8
Add:  Stock-based compensation expense
  included in reported net income, net of related tax effects.     20.1           11.8           6.6
Deduct:  Total stock-based compensation expense
  determined under fair value based method for all awards,
  net of related tax effects..................................     23.4           15.1           7.9
                                                              ------------- ---------------- ---------------
Pro forma net income..........................................   $743.0         $139.0        $357.5
                                                              ============= ================ ===============
Earnings per share:
  Basic:
    As reported...............................................     $2.29        $  0.41       $  0.99
    Pro forma.................................................     $2.28        $  0.40       $  0.99

  Diluted:
    As reported...............................................     $2.28        $  0.41       $  0.99
    Pro forma.................................................     $2.27        $  0.40       $  0.99


---------------------
(1) Calculation of weighted-average shares included in the December 31, 2001, pro forma disclosures is described in Note 21.

RECLASSIFICATIONS

Reclassifications have been made to the 2001 and 2002 consolidated financial statements to conform to the 2003 presentation.

                         PRINCIPAL FINANCIAL GROUP, INC.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortized intangible assets were as follows (in millions):

                                 AS OF DECEMBER 31, 2003                  AS OF DECEMBER 31, 2002
                         ------------------------------------------------------------------------------------
                            GROSS                         NET        GROSS                         NET
                           CARRYING    ACCUMULATED      CARRYING    CARRYING    ACCUMULATED      CARRYING
                            AMOUNT     AMORTIZATION      AMOUNT      AMOUNT     AMORTIZATION      AMOUNT
                         ----------- ---------------- ------------ ---------- ---------------- --------------
Value of insurance in
   force acquired.......    $117.7         $23.6       $  94.1       $83.5          $6.6          $76.9
Other ..................      13.4           0.6          12.8         1.6           0.4            1.2
                         ----------- ---------------- ------------ ---------- ---------------- --------------
Total amortized             $131.1         $24.2       $ 106.9       $85.1          $7.0          $78.1
   intangibles ......... =========== ================ ============ ========== ================ ==============


Unamortized intangible assets were as follows (in millions):

                                                                           AS OF DECEMBER 31,
                                                              -----------------------------------------------
                                                                       2003                   2002
                                                              ----------------------  -----------------------
                                                                  NET CARRYING            NET CARRYING
                                                                    AMOUNT                   AMOUNT
                                                              ----------------------  -----------------------

Other indefinite-lived intangible assets ............                   $14.5                   $10.7
                                                              ======================  =======================

The amortization expense for intangible assets with finite useful lives was $16.5 million, $2.6 million and $2.5 million for 2003, 2002 and 2001, respectively. At December 31, 2003, the estimated amortization expense for the next five years is as follows (in millions):

                                                                   ESTIMATED
                                                                  AMORTIZATION
                                                                    EXPENSE
                                                            --------------------

2004.................................................                $11.1
2005.................................................                  9.3
2006.................................................                  9.1
2007.................................................                  9.1
2008.................................................                  9.2

                         PRINCIPAL FINANCIAL GROUP, INC.

2. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

The changes in the carrying amount of goodwill reported in our operating segments for 2002 and 2003 were as follows (in millions):

                                                  INTERNATIONAL
                                  U.S. ASSET         ASSET
                                  MANAGEMENT       MANAGEMENT         LIFE AND
                                     AND              AND              HEALTH         MOTGAGE
                                 ACCUMULATION     ACCUMULATION        INSURANCE       BANKING       CONSOLIDATED
                                --------------- ------------------- -------------- -------------- ----------------

Balance at January 1, 2002....      $12.5             $33.7           $49.4           $8.4            $ 104.0
Goodwill from acquisitions....       10.7               -               -              -                 10.7
Goodwill disposed of during
  the period..................        -                 -              (0.7)           -                 (0.7)
Cumulative effect of
  accounting change (1).......        -                 -              (4.6)           -                 (4.6)
Foreign currency translation..        -                (2.9)            -              -                 (2.9)
                                --------------- ------------------- -------------- -------------- ----------------
Balance at December 31, 2002..       23.2              30.8            44.1            8.4              106.5
Goodwill from acquisitions....       30.5              15.7            25.1            -                 71.3
Foreign currency translation..        -                 6.4             -              -                  6.4
                                --------------- ------------------- -------------- -------------- ----------------
Balance at December 31, 2003..      $53.7             $52.9           $69.2           $8.4            $ 184.2
                                =============== =================== ============== ============== ================

-----------------------
(1) Excludes goodwill impairments of $300.3 million related to BT Financial Group (see Note 3) and $20.9 million related to an equity investment subsidiary of Principal International.

3.  DISCONTINUED OPERATIONS

On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of December 31, 2003, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac, with future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $115.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management. We do not anticipate receiving the contingent proceeds.

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

Excluding contingent proceeds, our total after-tax proceeds from the sale were approximately U.S. $890.0 million. This amount includes cash proceeds from Westpac, expected tax benefits and a gain from unwinding the hedged asset associated with our investment in BT Financial Group.

As of December 31, 2002, we accrued for an estimated after-tax loss on disposal of $208.7 million. For the year ended December 31, 2003, we recognized an after-tax gain of $21.8 million, primarily due to additional tax benefits and additional proceeds received upon completion of the sale to Westpac. These gains were recorded in the income (loss) from discontinued operations in the consolidated statements of operations.

                         PRINCIPAL FINANCIAL GROUP, INC.

3.  DISCONTINUED OPERATIONS (CONTINUED)

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

The results of operations (excluding corporate overhead) for BT Financial Group are reported as other after-tax adjustments in our International Asset Management and Accumulation segment in the Segment Information note (Note 19). Additionally, the information included in the notes to the financial statements exclude information applicable to BT Financial Group, unless otherwise noted.

Selected financial information for the discontinued operations is as follows:

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                2003               2002                2001
                                                            -------------    ---------------    -----------------
                                                                               (IN MILLIONS)

Total revenues..........................................          $ -            $  139.7             $ 220.9
                                                            =============    ===============    =================
Loss from continuing operations, net of related income
  taxes (corporate overhead)............................          $ -            $   (2.6)            $  (3.6)

Income (loss) from discontinued operations:
  Income (loss) before income taxes.....................            -                17.7               (15.6)
  Income taxes (benefits)...............................            -                 5.7                (4.4)
                                                            -------------    ---------------    -----------------
  Income (loss) from discontinued operations (1)........            -                12.0               (11.2)
  Income (loss) on disposal, net of related income
    taxes (2)...........................................           21.8            (208.7)                -
                                                            -------------    ---------------    -----------------
Income (loss) from discontinued operations, net of
  related income taxes..................................           21.8            (196.7)              (11.2)
Cumulative effect of accounting change, net of related
  income taxes..........................................            -              (255.4)                -
                                                            -------------    ---------------    -----------------
Net income (loss).......................................          $21.8          $ (454.7)            $ (14.8)
                                                            =============    ===============    =================

------------------------
(1) The 2002 summary results of operations information is for the 10 months ended October 31, 2002, the date of sale of BT Financial Group and, accordingly, there is no statement of operations data to present for 2003.

(2) Net of related income tax benefits of $14.6 million and $89.6 million in 2003 and 2002, respectively.

4.   OTHER DIVESTITURES

On February 1, 2002, we sold our remaining investment of 15.1 million shares in Coventry Health Care, Inc. common stock and a warrant, exercisable for 3.1 million shares of Coventry Health Care, Inc. common stock. Total proceeds from the completion of this transaction were $325.4 million, which resulted in a realized capital gain of $114.5 million, net of income tax.

                         PRINCIPAL FINANCIAL GROUP, INC.

5.  VARIABLE INTEREST ENTITIES

We have relationships with various types of special purpose entities and other entities where we have a variable interest. After reviewing these relationships, we determined that we have investments in some of these entities that meet the definition of a VIE under FIN 46.

CONSOLIDATED VARIABLE INTEREST ENTITIES

As of July 1, 2003, we consolidated a residential mortgage loan funding VIE, three grantor trusts and several other immaterial VIEs in which we have determined we are the primary beneficiary. The incremental impact on certain financial data as of December 31, 2003, after consideration of our previous investment for these consolidated VIEs, is as follows (in millions):

Total assets......................................              $  2,164.3
                                                       =======================

Total short-term debt.............................              $    615.0
Total long-term debt..............................                 1,458.0
Total other liabilities...........................                    95.4
                                                       -----------------------
Total liabilities.................................                 2,168.4
Total equity......................................                    (4.1)
                                                       -----------------------
  Total liabilities and equity....................              $  2,164.3
                                                       =======================

The consolidation of these entities did not have a material impact on our income from continuing operations, net of related income taxes, for the year ended December 31, 2003. See Note 12 for details regarding the debt related to certain VIEs.

RESIDENTIAL MORTGAGE LOAN FUNDING VIE. Principal Residential Mortgage Capital Resources, LLC ("PRMCR") provides a source of funding for our residential mortgage loan production. The maximum amount of mortgage loans that can be warehoused in PRMCR is $4.0 billion. PRMCR held $2.0 billion in mortgage loans held-for-sale as of December 31, 2003. The portfolio of loans held-for-sale by PRMCR must meet portfolio criteria, eligibility representations and portfolio aging limitations.

As of December 31, 2003, PRMCR's short- and long-term debt of $615.0 million and $1.4 billion, respectively, are included on our consolidated statement of financial position and are collateralized by the assets of PRMCR. These assets are primarily classified as mortgage loans held-for-sale on our consolidated statement of financial position. The creditors of PRMCR have no recourse to other assets of our company.

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

                         PRINCIPAL FINANCIAL GROUP, INC.

5.  VARIABLE INTEREST ENTITIES (CONTINUED)

Upon adoption of FIN 46, we have determined that these grantor trusts are VIEs. In the event of a default or prepayment on the underlying notes, which is the main risk of loss, our interest-only certificates are exposed to the majority of the risk of loss. The restricted interest periods end between 2016 and 2020 and, at that time, the residual certificate holders' certificates are redeemed by the trust in return for the notes. It will be necessary for us to consolidate these entities until the expiration of the interest-only period. As of December 31, 2003, our consolidated statement of financial position included $351.8 million of undated subordinated floating rate notes of the grantor trusts, which are classified as available-for-sale fixed maturity securities.. The obligation to deliver the underlying securities to the residual certificate holders of $103.9 million as of December 31, 2003, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. The creditors of the grantor trusts have no recourse to the assets of our company.

OTHER. In addition to the entities above, we have a number of relationships with a disparate group of entities, which meet the FIN 46 criteria for VIEs. Due to the nature of our direct investment in the equity and/or debt of these VIEs, we are the primary beneficiary of such entities, which requires us to consolidate them. These entities include a financial services company, a private investment trust and a real estate limited partnership. The consolidation of these VIEs did not have a material effect on either our consolidated statement of financial position or results of operation as of and for the year ended December 31, 2003. As of December 31, 2003, our consolidated financial position includes fixed maturity securities, available-for-sale ($12.7 million), equity securities, available-for-sale ($15.5 million), real estate ($53.9 million) and cash and other assets ($0.3 million), which are pledged as collateral for such entities short- and long-term debt of $27.2 million and $67.7 million, respectively. Of these amounts, $65.0 million is reflected in our consolidated statement of financial position as long-term debt. The remaining $27.2 million short-term debt and $2.7 million long-term debt was issued by affiliated entities and, therefore, eliminated upon consolidation of these VIEs. For the majority of these entities, the creditors have no recourse to the assets of our company.

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

Between October 3, 1996 and September 21, 2001, we entered into seven separate but similar transactions where various third parties transferred funds to either a custodial account or a trust. The custodians or trusts purchased shares of specific money market funds and then separated the cash flows of the money market shares into share receipts and dividend receipts. The dividend receipts entitle the holder to dividends paid for a specified term while the share receipts purchased at a discount entitle the holder to dividend payments subsequent to the term of the dividend receipts and the rights to the underlying shares. We have purchased the share receipts. After the restricted dividend period ends between 2017 and 2021, we, as the share receipt holder, have the right to terminate the custodial account or trust agreement and will receive the underlying money market fund shares. The primary beneficiary is the dividend receipt holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $180.8 million as of December 31, 2003.

                         PRINCIPAL FINANCIAL GROUP, INC.

5.  VARIABLE INTEREST ENTITIES (CONTINUED)

On June 20, 1997, we entered into a transaction in which we purchased a residual trust certificate. The trust separated the cash flows of an underlying security into an interest-only certificate that entitles the third party certificate holder to the stated interest on the underlying security through May 15, 2017, and into a residual certificate entitling the holder to interest payments subsequent to the term of the interest-only certificates and any principal payments. Subsequent to the restricted interest period, we, as the residual certificate holder, have the right to terminate the trust agreement and will receive the underlying security. The primary beneficiary is the interest-only certificate holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $56.2 million as of December 31, 2003.

We entered into various separate but similar transactions between August 15, 2000 and February 15, 2001, in which we contributed cash to trusts in return for a trust note. The trusts executed swaps in which the trust delivered cash to the counterparty in return for convertible, puttable fixed maturity securities. On the various dates in 2004 and 2005 that the trust notes are due, the underlying securities are returned to the swap counterparty and the trust notes are redeemed with the proceeds. The trust also swaps the equity option value embedded in the convertible security and the coupon on the security to the swap counterparty in return for a variable interest rate which the trust remits to the trust note holder. The swap counterparty has the right to instruct the trust to call the trust note and return the underlying security in order to utilize the convertible features of the security. We are not the primary beneficiary but we hold a significant variable interest in each of the trusts in which our notes have not yet been called by the swap counterparties. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $75.9 million as of December 31, 2003.

                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS

FIXED MATURITIES AND EQUITY SECURITIES

The cost, gross unrealized gains and losses and fair value of fixed maturities and equity securities available-for-sale as of December 31, 2003 and 2002, are summarized as follows (in millions):

                                                              GROSS           GROSS
                                                           UNREALIZED       UNREALIZED
                                             COST             GAINS           LOSSES         FAIR VALUE
                                        ---------------- ---------------- ---------------- ----------------
DECEMBER 31, 2003
Fixed maturities, available-for-sale:
  U.S. government and agencies........    $    617.0        $    12.9         $   1.0       $     628.9
  Non-U.S. governments................         627.0            117.8             0.1             744.7
  States and political subdivisions...         498.7             40.5             2.2             537.0
  Corporate - public..................      17,296.4          1,371.8            33.0          18,635.2
  Corporate - private.................       9,260.5            618.9            96.5           9,782.9
  Mortgage-backed and other
    asset-backed securities...........       6,795.8            347.4            22.2           7,121.0
                                        ---------------- ---------------- ---------------- ----------------
Total fixed maturities,
  available-for-sale..................    $ 35,095.4        $ 2,509.3         $ 155.0       $  37,449.7
                                        ================ ================ ================ ================
Total equity securities,
  available-for-sale..................    $    692.0        $    26.5         $   6.0       $     712.5
                                        ================ ================ ================ ================

DECEMBER 31, 2002
Fixed maturities, available-for-sale:
  U.S. government and agencies........    $    502.6        $    19.5         $   -         $     522.1
  Non-U.S. governments................         595.5             64.4             -               659.9
  States and political subdivisions...         399.2             33.1             5.9             426.4
  Corporate - public..................      16,672.0          1,101.0           281.7          17,491.3
  Corporate - private.................       8,522.7            523.0           186.5           8,859.2
  Mortgage-backed and other
    asset-backed securities...........       5,819.6            421.7            14.5           6,226.8
                                        ---------------- ---------------- ---------------- ----------------
Total fixed maturities,
  available-for-sale..................    $ 32,511.6        $ 2,162.7         $ 488.6       $  34,185.7
                                        ================ ================ ================ ================
Total equity securities,
  available-for-sale..................    $    381.0        $     9.9         $  12.2       $     378.7
                                        ================ ================ ================ ================


                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS (CONTINUED)

The cost and fair value of fixed maturities available-for-sale at December 31, 2003, by expected maturity, were as follows (in millions):

                                                                            COST            FAIR VALUE
                                                                     ------------------- ------------------

Due in one year or less............................................     $  2,236.7          $  2,282.8
Due after one year through five years..............................        9,055.0             9,616.4
Due after five years through ten years.............................        8,507.6             9,266.6
Due after ten years................................................        8,500.3             9,162.9
                                                                     ------------------- ------------------
                                                                          28,299.6            30,328.7
Mortgage-backed and other asset-backed securities..................        6,795.8             7,121.0
                                                                     ------------------- ------------------
Total..............................................................     $ 35,095.4          $ 37,449.7
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

NET INVESTMENT INCOME

Major categories of net investment income are summarized as follows (in millions):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                         2003               2002               2001
                                                  ------------------ ------------------ ------------------

Fixed maturities, available-for-sale............        $2,275.6           $2,219.7           $2,207.0
Fixed maturities, trading.......................            10.1                5.2                -
Equity securities, available-for-sale...........            47.0               27.6               27.7
Mortgage loans..................................           914.9              816.5              884.2
Real estate.....................................            91.5               85.7              178.2
Policy loans....................................            54.5               57.6               57.5
Cash and cash equivalents.......................            15.1               16.8               28.1
Derivatives.....................................            65.3               63.8                8.9
Other...........................................           101.5              111.3               94.7
                                                  ------------------ ------------------ ------------------
                                                         3,575.5            3,404.2            3,486.3

Less investment expenses........................          (155.9)             (99.5)            (102.7)
                                                  ------------------ ------------------ ------------------
Net investment income...........................        $3,419.6           $3,304.7           $3,383.6
                                                  ================== ================== ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS (CONTINUED)

NET REALIZED/UNREALIZED CAPITAL GAINS AND LOSSES

The major components of net realized/unrealized capital losses on investments are summarized as follows (in millions):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                         2003               2002               2001
                                                    ------------------ ------------------ ------------------

Fixed maturities, available-for-sale:
   Gross gains...................................        $  75.7            $ 172.3          $   75.8
   Gross losses..................................         (302.9)            (538.5)           (408.8)
Fixed maturities, trading:
   Gross gains...................................            3.5                4.0               0.9
   Gross losses..................................           (0.3)              (0.1)             (0.1)
Equity securities, available-for-sale:
   Gross gains...................................            9.8                4.1               9.4
   Gross losses..................................           (5.5)             (32.8)            (76.9)
Mortgage loans...................................           (2.2)             (10.3)             10.7
Real estate......................................           (6.7)               9.3             (19.0)
Derivatives......................................          107.2              (73.3)              -
Other............................................           55.7              110.5            (106.0)
                                                    ------------------ ------------------ ------------------
Net realized/unrealized capital losses...........        $ (65.7)           $(354.8)         $ (514.0)
                                                    ================== ================== ==================

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities were $3.0 billion, $8.2 billion and $5.7 billion in 2003, 2002 and 2001, respectively. Of the 2003, 2002 and 2001 proceeds, $0.1 billion, $4.3 billion and $1.6 billion, respectively, relate to sales of mortgage-backed securities. Our mortgage-backed portfolio is actively managed to reduce the risk of prepayment by purchasing securities that are trading close to par. Gross gains of $0.6 million, $88.2 million and $22.5 million and gross losses of $0.9 million, $11.6 million and $5.0 million in 2003, 2002 and 2001, respectively, were realized on sales of mortgage-backed securities.

We recognize impairment losses for fixed maturities and equity securities when declines in value are other than temporary. Realized losses related to other than temporary impairments were $157.2 million, $357.0 million and $227.4 million in 2003, 2002 and 2001, respectively.

                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS (CONTINUED)

GROSS UNREALIZED LOSSES FOR FIXED MATURITIES AND EQUITY SECURITIES

For fixed maturities and equity securities available-for-sale with unrealized losses as of December 31, 2003, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows (in millions):

                                      LESS THAN             GREATER THAN OR EQUAL
                                    TWELVE MONTHS             TO TWELVE MONTHS
                               --------------------------  -------------------------
                                              GROSS                      GROSS         TOTAL        TOTAL GROSS
                                CARRYING    UNREALIZED     CARRYING    UNREALIZED     CARRYING      UNREALIZED
                                  VALUE       LOSSES         VALUE       LOSSES        VALUE          LOSSES
                               ----------- --------------  ---------- -------------- ------------ --------------

Fixed maturities, available-
  for-sale:
  U.S. government and
    agencies.................   $   293.7    $    1.0      $    -        $    -      $   293.7        $   1.0
  Non-U.S. governments.......         1.5         0.1           -             -            1.5            0.1
  States and political
    subdivisions.............        50.3         1.2          20.5           1.0         70.8            2.2
  Corporate - public.........       883.7        23.8          77.7           9.2        961.4           33.0
  Corporate - private........     1,269.3        69.3         228.1          27.2      1,497.4           96.5
  Mortgage-backed and
    other asset-backed
    securities...............     1,381.2        15.0          83.2           7.2      1,464.4           22.2
                               ----------- --------------  ---------- -------------- ------------ --------------
Total fixed maturities,
  available-for-sale.........   $ 3,879.7    $  110.4      $  409.5      $   44.6    $ 4,289.2        $ 155.0
                               =========== ==============  ========== ============== ============ ==============
Total equity securities,
  available-for-sale.........   $    98.6    $    3.2      $  241.7      $    2.8    $   340.3        $   6.0
                               =========== ==============  ========== ============== ============ ==============

As of December 31, 2003, we held $4,289.2 million in available-for-sale fixed maturity securities with unrealized losses of $155.0 million. Of these amounts, Principal Life's General Account portfolio represented $3,786.2 million in available-for-sale fixed maturity securities with unrealized losses of $147.3 million. Principal Life's General Account portfolio consists of fixed maturity securities where 89% are investment grade (rated AAA through BBB-) with an average price of 95 (carrying value/amortized cost). Of the $155.0 million total gross unrealized losses, $24.8 million is related to fixed maturity securities that are part of a fair value hedging relationship that have been recognized in net income as of December 31, 2003. These securities are included in the less than twelve months Corporate-Private category.

For those securities that have been in a loss position for less than twelve months, Principal Life's General Account portfolio holds 349 securities with a carrying value of $3,386.4 million and unrealized losses of $102.8 million reflecting an average price of 97. Of this portfolio, 95.7% was investment grade (rated AAA through BBB-) at December 31, 2003, with associated unrealized losses of $67.5 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS (CONTINUED)

For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life's General Account holds 60 securities with a carrying value of $399.8 million and unrealized losses of $44.5 million. The average rating of this portfolio is BBB- with an average price of 90 at December 31, 2003. The Corporate-Public and Corporate-Private sectors account for $36.4 million of the $44.5 million in unrealized losses. The average price of the corporate sectors is 89 and the average credit rating is BB/BB-. Included in the Corporate-Private sector and Mortgage-backed and other asset-backed securities sector are three previously impaired securities with a carrying value of $9.0 million and $2.0 million, respectively, and a current unrealized loss of $1.0 million and $0.8 million, respectively.

We closely monitor our below investment grade holdings and those investment grade names where we have concerns. While we are in an unrealized loss position on these securities, all securities except those identified as previously impaired continue to make payments. We consider relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the length of time the fair value has been below cost; (2) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (3) our ability and intent to hold the security to maturity or until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value is charged to earnings.

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

The cumulative amount of net unrealized gains and losses on available-for-sale securities was as follows (in millions):

                                                                                AS OF DECEMBER 31,
                                                                        ----------------------------------
                                                                              2003              2002
                                                                        ---------------- -----------------

Net unrealized gains on fixed maturities, available-for-sale (1).......     $ 2,413.5         $1,671.4
Net unrealized gains (losses) on equity securities, available-for-sale           18.1             (0.4)
Adjustments for assumed changes in amortization patterns:
  Deferred policy acquisition costs....................................        (274.4)          (226.2)
  Unearned revenue reserves............................................          15.3             13.6
Net unrealized losses on derivative instruments........................         (90.9)          (167.1)
Net unrealized loss on policyholder dividend obligation................         (99.0)           (33.6)
Net unrealized loss on equity method subsidiaries and minority
  interest adjustments.................................................         (12.1)            (4.2)
Provision for deferred income taxes....................................        (677.7)          (431.5)
                                                                        ---------------- -----------------
Net unrealized gains on available-for-sale securities..................     $ 1,292.8         $  822.0
                                                                        ================ =================

-----------------------
(1)  Excludes   net   unrealized    gains   (losses)   on   fixed    maturities,
     available-for-sale included in fair value hedging relationships.

                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS (CONTINUED)

COMMERCIAL MORTGAGE LOANS

Commercial mortgage loans represent a primary area of credit risk exposure. At December 31, 2003 and 2002, the commercial mortgage portfolio is diversified by geographic region and specific collateral property type as follows (dollars in millions):

                                                               AS OF DECEMBER 31,
                                       --------------------------------------------------------------------
                                                     2003                              2002
                                       ------------------------------- ------------------------------------
                                         CARRYING          PERCENT         CARRYING          PERCENT
                                         AMOUNT           OF TOTAL         AMOUNT            OF TOTAL
                                       -------------- ---------------- ------------------ -----------------
GEOGRAPHIC DISTRIBUTION
New England..........................    $   398.9            4.1%         $   387.6            4.1%
Middle Atlantic......................      1,686.8           17.5            1,617.0           17.3
East North Central...................        945.7            9.8              913.7            9.8
West North Central...................        336.4            3.5              311.5            3.3
South Atlantic.......................      2,285.2           23.7            2,180.8           23.3
East South Central...................        312.1            3.2              345.5            3.7
West South Central...................        662.1            6.9              641.8            6.9
Mountain.............................        702.0            7.3              711.8            7.6
Pacific..............................      2,350.8           24.5            2,339.7           24.9
Valuation allowance..................        (49.6)          (0.5)             (83.6)          (0.9)
                                       -------------- ---------------- ------------------ -----------------
Total................................    $ 9,630.4          100.0%          $9,365.8          100.0%
                                       ============== ================ ================== =================

PROPERTY TYPE DISTRIBUTION
Office...............................    $ 3,545.2           36.8%          $3,166.2           33.8%
Retail...............................      2,706.4           28.1            2,836.0           30.3
Industrial...........................      2,708.8           28.1            2,802.6           29.9
Apartments...........................        545.9            5.7              475.4            5.1
Hotel................................         52.8            0.5               57.4            0.6
Mixed use/other......................        120.9            1.3              111.8            1.2
Valuation allowance..................        (49.6)          (0.5)             (83.6)          (0.9)
                                       -------------- ---------------  ------------------ ------------------
Total................................    $ 9,630.4          100.0%          $9,365.8          100.0%
                                       ============== ===============  ================== ==================

COMMERCIAL AND RESIDENTIAL MORTGAGE LOAN LOSS ALLOWANCE

Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a provision for loss is established equal to the- difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The provision for losses is included in net realized/unrealized capital losses on our consolidated statements of operations. Mortgage loans deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries are credited to the allowance for losses.

                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS (CONTINUED)

The  allowance  for  losses  is  maintained  at a  level  believed  adequate  by management to absorb estimated probable credit losses. Management's periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation of our loan specific reserve component is also subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Impaired mortgage loans along with the related allowance for losses were as follows (in millions):

                                                                                 AS OF DECEMBER 31,
                                                                     --------------------------------------
                                                                               2003            2002
                                                                     ------------------  ------------------

Impaired loans.....................................................         $149.6             $ 123.0
Allowance for losses...............................................          (12.6)              (26.9)
                                                                     ------------------  ------------------
Net impaired loans.................................................         $137.0             $  96.1
                                                                     ==================  ==================

The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows (in millions):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                         2003               2002               2001
                                                   ------------------ ------------------ ------------------
Average recorded investment in
  impaired loans.................................       $116.6              $88.4              $74.4
Interest income recognized on impaired loans.....         13.8                8.6               12.5


All interest income on impaired  commercial mortgage loans was recognized on the
cash  basis  of  income  recognition,   whereas,  interest  income  on  impaired
residential mortgage loans was recognized on the accrual basis.

A summary of the changes in the commercial and residential mortgage loan allowance for losses is as follows (in millions):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                         2003               2002               2001
                                                   ------------------ ------------------ ------------------

Balance at beginning of year....................        $ 87.0              $92.3            $ 110.4
Provision for losses............................           1.3               35.1               11.2
Releases due to write-downs,
  sales and foreclosures........................         (35.3)             (40.4)             (29.3)
                                                   ------------------ ------------------ ------------------
Balance at end of year..........................        $ 53.0              $87.0            $  92.3
                                                   ================== ================== ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS (CONTINUED)

RESIDENTIAL MORTGAGE BANKING ACTIVITIES

We were servicing approximately 960,000 and 920,000 residential mortgage loans with aggregate principal balances of approximately $118.7 billion and $107.7 billion at December 31, 2003 and 2002, respectively. In connection with these mortgage servicing activities, we held funds in trust for others totaling approximately $681.3 million and $646.7 million at December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, $253.2 million and $273.9 million, respectively, of the funds held in trust were held in our banking subsidiary. In connection with our loan administration activities, we advance payments of property taxes and insurance premiums and also advance principal and interest payments to investors in advance of collecting funds from specific mortgagors. In addition, we make certain payments of attorney fees and other costs related to loans in foreclosure. These amounts receivable are recorded, at cost, as other assets in our consolidated statements of financial position. Amounts advanced are considered in management's evaluation of the adequacy of the mortgage loan allowance for losses.

In June 2000, our Mortgage Banking segment created a special purpose bankruptcy remote entity, PRMCR, to provide an off-balance sheet source of funding for our residential mortgage loan production. As described in Note 5, effective July 1, 2003, we consolidated PRMCR due to the adoption of FIN 46. We sell eligible residential mortgage loans to PRMCR, where they are warehoused until sold to the final investor. We sold $32.8 billion and $47.1 billion in mortgage loans to PRMCR for the six months ended June 30, 2003, and during 2002, respectively. The maximum amount of mortgage loans, which can be warehoused in PRMCR, increased from $1.0 billion at inception to $4.0 billion as of December 31, 2002. PRMCR held $4.0 billion in mortgage loans held-for-sale as of December 31, 2002. The portfolio of loans held-for-sale by PRMCR must meet portfolio criteria, eligibility representations and portfolio aging limitations. Based on these eligibility representations, we are required to repurchase ineligible loans from PRMCR. For the six months ended June 30, 2003, and during 2002, we repurchased $74.7 million and $51.9 million, respectively, of ineligible loans from PRMCR.

Prior to our adoption of FIN 46, PRMCR was capitalized by equity certificates owned by third party investors not affiliated with us or our affiliates, directors or officers. The equity holders bear the risk of loss on defaulted mortgages. At December 31, 2002, PRMCR had outstanding equity certificates of $193.0 million. PRMCR also issues short-term secured liquidity notes as well as medium term notes to provide funds to purchase mortgage loans from us. At December 31, 2002, PRMCR had outstanding secured liquidity notes of $2.2 billion, three-year fixed term notes of $800.0 million and five-year variable term notes of $800.0 million. All borrowings were collateralized by the assets of PRMCR.

We paid a commitment fee to PRMCR based on the overall warehouse limit. PRMCR used a portion of the fee to fund a cash collateral account maintained at PRMCR. These funds are available as additional collateral to cover credit related losses on defaulted mortgage loans. Prior to our adoption of FIN 46, the balance in the account was $24.0 million at December 31, 2002, and was reflected in other assets on our consolidated statements of financial position. We maintain a right to the servicing of the mortgage loans held by PRMCR and retain servicing upon the sale of the majority of the mortgage loans to the final investors. As the servicer, we receive a monthly servicing fee and may earn additional incentive servicing fees upon successful completion of our servicing responsibilities. We received $13.7 million, $23.3 million and $12.6 million in servicing and incentive servicing fees from PRMCR for the six months ended June

                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS (CONTINUED)

30, 2003, and in 2002 and 2001, respectively. Any unpaid and earned incentive fees as well as any remaining amounts in the cash collateral account will be returned to us upon the termination of PRMCR. Additionally, as the servicer, we are required to advance to PRMCR those payments due from borrowers, but not received, as of specified cutoff dates. In addition, we perform certain secondary marketing, accounting and various administrative functions on behalf of PRMCR.

In order to hedge interest rate risk and non-credit-related market value risk associated with its inventory of mortgage loans held-for-sale, PRMCR entered into swaps with non-affiliated counterparties that are required to maintain certain minimum ratings as approved by the rating agencies. Through separate swap agreements with the swap counterparties that mirror the original swaps with PRMCR, the interest rate risk and non-credit-related market value risk components are swapped back to us.

In October 2000, our Mortgage Banking segment created a wholly owned, special purpose entity, Principal Residential Mortgage Funding, LLC ("PRMF"), to provide an off-balance-sheet source of funding for up to $250.0 million of qualifying delinquent mortgage loans. The limit was increased to $1.1 billion in August 2003. We sell qualifying delinquent FHA and VA mortgage loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust and a qualifying special purpose entity. The Trust funds its acquisitions of the mortgage loans by selling participation certificates, representing an undivided interest in the Trust, to commercial paper conduit purchasers, who are not affiliated with us or any of our affiliates, directors or officers. At December 31, 2003 and 2002, the Trust held $653.4 million and $405.1 million in mortgage loans, respectively, and had outstanding participation certificates of $618.4 million and $382.8 million, respectively.

Mortgage loans typically remain in the Trust until they are processed through the foreclosure claim process, are paid off or reinstated. Mortgage loans that reinstate are no longer eligible to remain in the Trust and are required to be removed at fair market value at the monthly settlement date following reinstatement.

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in our capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. We received $34.7 million and $23.4 million in servicing and successful servicing fees from PRMF in 2003 and 2002, respectively. At December 31, 2003 and 2002, our estimated residual interest in such cash flows was $50.9 million and $32.7 million, respectively, and was recorded in other assets on our consolidated statements of financial position. The value of the residual interest was estimated based on the net present value of expected cash flows from PRMF. We are required to advance funds for payment of interest on the participation certificates and other carrying costs, if sufficient cash is not available in the trust collection account to meet this obligation.

Both the Trust and us, are parties to a cost of funds hedge agreement. We pay the weighted-average cost of funds on the participation certificates plus fees and expenses and receive the weighted-average coupon of mortgage loans in the Trust less a spread.

Based on PRMF's classification as a qualifying special purpose entity pursuant to the guidance of SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF

                         PRINCIPAL FINANCIAL GROUP, INC.

6. INVESTMENTS (CONTINUED)

FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - A REPLACEMENT OF FASB STATEMENT NO. 125 ("SFAS 140"), PRMF is not required to be consolidated under the provisions of FIN 46.

REAL ESTATE

Depreciation expense on invested real estate was $34.4 million, $31.8 million and $20.2 million in 2003, 2002 and 2001, respectively. Accumulated depreciation was $199.6 million and $157.3 million as of December 31, 2003 and 2002, respectively.

OTHER INVESTMENTS

Other investments include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Total assets of the unconsolidated entities amounted to $4,285.1 million and $3,637.9 million at December 31, 2003 and 2002, respectively. Total revenues of the unconsolidated entities were $752.9 million, $618.8 million and $2,855.2 million in 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001, we included $40.3 million, $19.2 million and $48.8 million, respectively, in net investment income representing our share of current year net income of the unconsolidated entities. Total revenues and net investment income of the unconsolidated entities during 2001 included our ownership interest in Coventry Health Care, Inc. On February 1, 2002, we sold our minority interest in Coventry Health Care, Inc. (See Note 4). At December 31, 2003 and 2002, our net investment in unconsolidated entities was $99.4 million and $22.3 million, respectively, which primarily included our minority interests in domestic and international joint ventures and partnerships.

In the ordinary course of our business and as part of our investment operations, we have also entered into long term contracts to make and purchase loans aggregating $1,012.0 million and $525.1 million at December 31, 2003 and 2002, respectively.

Derivatives are reflected on our consolidated statements of financial position and reported as a component of other investments. Certain seed money investments are carried at fair value with changes in fair value included in net income as net realized/unrealized capital losses.

7. SECURITIZATION TRANSACTIONS

COMMERCIAL MORTGAGE LOANS

We, along with other contributors, sell commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as a qualifying special purpose entity pursuant to the guidance of SFAS 140, they are not required to be consolidated under the provisions of FIN 46. We retain primary servicing responsibilities and may retain other immaterial interests. We receive annual servicing fees approximating 0.01%, which approximates cost. The investors and the securitization entities have no recourse to our other assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk.

In 2003 and 2002, we recognized gains of $16.4 million and $17.2 million, respectively, on the securitization of commercial mortgage loans.

                         PRINCIPAL FINANCIAL GROUP, INC.

7. SECURITIZATION TRANSACTIONS (CONTINUED)

Key economic assumptions used in measuring the retained interests at the date of securitization resulting from transactions completed included a cumulative default rate between 5% and 12% during 2003 and 6% and 11% during 2002. The assumed range of the loss severity, as a percentage of defaulted loans, was between 14% and 33% during 2003 and 12% and 32% during 2002. The low end of the loss severity range relates to a portfolio of seasoned loans. The high end of the loss severity range relates to a portfolio of newly issued loans.

At December 31, 2003, the fair values of retained interests related to the securitizations of commercial mortgage loans were $255.4 million. Key economic assumptions and the sensitivity of the current fair values of residual cash flows were tested to one and two standard deviations from the expected rates. The changes in the fair values at December 31, 2003, as a result of these assumptions were not significant.

RESIDENTIAL MORTGAGE LOANS AND RESIDENTIAL MORTGAGE SERVICING RIGHTS

We sell residential mortgage loans and retain servicing responsibilities pursuant to the terms of the applicable servicing agreements. These sales are generally transacted on a non-recourse basis. In 2003, 2002 and 2001, we recognized gains of $472.0 million, $373.9 million and $237.2 million, respectively, on the sales of residential mortgage loans. Essentially all of our mortgage servicing rights are held by our Mortgage Banking segment

We receive annual servicing fees approximating 0.41% of the outstanding principal balances on the underlying loans. The value of the servicing rights is subject to prepayment and interest rate risks on the transferred mortgage loans and is amortized in proportion to, and over the period of, estimated net servicing income.

Changes in capitalized mortgage servicing rights in our Mortgage Banking segment were as follows (in millions):

                                                                              AS OF DECEMBER 31,
                                                                     --------------------------------------
                                                                            2003               2002
                                                                     ------------------  ------------------

Balance at beginning of year.......................................       $2,011.5            $1,910.0
Additions..........................................................        1,304.8             1,103.0
Sales..............................................................          (66.9)               (5.5)
Valuation adjustments due to hedge accounting......................          224.4              (631.0)
Release due to direct write-downs..................................         (666.4)                -
Amortization.......................................................         (434.8)             (364.9)
                                                                     ------------------  ------------------
                                                                           2,372.6             2,011.6
Valuation allowance................................................         (420.7)             (493.7)
                                                                     ------------------  ------------------
Balance at end of year.............................................       $1,951.9            $1,517.9
                                                                     ==================  ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

7. SECURITIZATION TRANSACTIONS (CONTINUED)

To the extent that the carrying value of the servicing rights exceeds estimated fair value for any stratum, a valuation allowance is established, which may be adjusted in the future as the estimated fair value of the servicing rights increase or decrease. Activity in the valuation allowance for mortgage loan servicing rights is summarized as follows (in millions):

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                                2003             2002            2001
                                                           ---------------  --------------- ---------------

Balance at beginning of year..............................      $493.7           $198.1        $    2.3
Sales.....................................................       (43.5)             -               -
Impairments...............................................       636.9            318.3           196.0
Recoveries................................................         -              (22.7)           (0.2)
Release due to direct write-downs.........................      (666.4)             -               -
                                                           ---------------  --------------- ---------------
Balance at end of year....................................      $420.7           $493.7        $  198.1
                                                           ===============  =============== ===============

Impairments reflect the decline in the fair value of unhedged mortgage servicing rights during the years presented. Due to the continuing lack of an active servicing market, we obtained additional evidence to support our estimated fair value at December 31, 2003. Based on this information, we performed an analysis of our mortgage servicing rights portfolio, which resulted in an additional impairment charge of $141.3 million in our Mortgage Banking segment in December 2003.

During 2003, we established a policy of further evaluating our mortgage servicing rights valuation allowance by identifying portions of the allowance that represent a permanent impairment (i.e., direct write-downs). Each quarter, we will recognize a direct write-down when the gross carrying value is not expected to be recovered in the foreseeable future. We estimate the amount of direct write-downs based on an analysis of the mortgage servicing rights valuation allowance related to loans that have prepaid.

The key economic assumptions used in estimating the fair value of mortgage servicing rights at the date of loan sale for sales completed in 2003, 2002 and 2001 were as follows:

                                                        2003               2002               2001
                                                 ----------------------------------------------------------

Weighted-average life (years)..................        6.78               6.42               7.84
Weighted-average prepayment speed..............       10.20%             11.91%              9.48%
Yield to maturity discount rate................        6.48%              6.75%              7.45%


Prepayment   speed  is  the  constant   prepayment  rate  that  results  in  the
weighted-average life disclosed above.

                         PRINCIPAL FINANCIAL GROUP, INC.

7. SECURITIZATION TRANSACTIONS (CONTINUED)

At December 31, 2003, key economic assumptions and the sensitivity of the current estimated fair value of the mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

Estimated fair value of mortgage servicing rights...................  $1,959.4
Expected weighted-average life (in years)...........................       5.7
Prepayment speed *..................................................      13.40%
  Decrease in estimated fair value of 10% adverse change............     $88.4
  Decrease in estimated fair value of 20% adverse change............    $168.9
Yield to maturity discount rate *...................................       7.45%
  Decrease in estimated fair value of 10% adverse change............    $111.6
  Decrease in estimated fair value of 20% adverse change............    $223.2

* Represents the weighted-average prepayment speed and discount rate for the life of the mortgage servicing rights asset using our Option Adjusted Spread/Monte Carlo simulation of 160 interest rate paths.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in estimated fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in estimated fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the estimated fair value of the servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. For example, changes in prepayment speed estimates could result in changes in the discount rate.

SECURITIZATION TRANSACTIONS CASH FLOWS

The table below summarizes cash flows for securitization transactions (in millions):

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------
                                                  2003                   2002                   2001
                                         ----------------------   -------------------- ----------------------

Proceeds from new securitizations.....        $59,351.4              $48,749.4              $39,200.6
Servicing fees received...............            488.7                  443.1                  307.8
Other cash flows received on
  retained interests..................             89.0                   74.9                   51.6


                         PRINCIPAL FINANCIAL GROUP, INC.

8. DERIVATIVES HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

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

Prior to the application of the aforementioned credit enhancements, the gross exposure to credit risk with respect to these derivative instruments was $1,197.3 million at December 31, 2003, and $424.4 million at December 31, 2002. Subsequent to the application of such credit enhancements, the net exposure to credit risk was $862.8 million at December 31, 2003, and $285.8 million at December 31, 2002.

                         PRINCIPAL FINANCIAL GROUP, INC.

8. DERIVATIVES HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING (CONTINUED)

The notional amounts and credit exposure of our derivative financial instruments by type were as follows (in millions):

                                                                                 AS OF DECEMBER 31,
                                                                     --------------------------------------
                                                                               2003                2002
                                                                     ------------------- ------------------
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS WITH
  REGARD TO U.S. OPERATIONS
Foreign currency swaps.............................................    $   2,823.4         $   3,217.0
Interest rate floors...............................................        1,650.0             1,650.0
Interest rate swaps................................................        8,158.9             9,719.2
Principal only swaps...............................................            -                 123.6
Mortgage-backed forwards and options...............................        4,892.3            17,494.9
Swaptions..........................................................        5,642.5             9,772.5
Bond forwards......................................................          467.2               363.7
Interest rate lock commitments.....................................        2,242.4             8,198.1
Call options.......................................................           30.0                30.0
U.S. Treasury futures..............................................           27.8               271.1
Currency forwards..................................................          282.0                 -
Treasury rate guarantees...........................................            -                  63.0
Credit default swap long...........................................          863.3               705.2
U.S. LIBOR.........................................................        4,380.0             2,225.0
Bond options.......................................................           17.5                 -
Other..............................................................            1.5                 -
                                                                     ------------------- ------------------
                                                                          31,478.8            53,833.3
NOTIONAL AMOUNTS OF DERIVATIVE INSTRUMENTS WITH
  REGARD TO INTERNATIONAL OPERATIONS
Currency forwards..................................................            -                   0.2
                                                                     ------------------- ------------------
Total notional amounts at end of year..............................    $  31,478.8         $  53,833.5
                                                                     =================== ==================
NET CREDIT EXPOSURE OF DERIVATIVE INSTRUMENTS WITH
  REGARD TO U.S. OPERATIONS
Foreign currency swaps.............................................    $     637.1         $     195.0
Interest rate floors...............................................            1.9                 1.7
Interest rate swaps................................................           89.6                48.4
Swaptions..........................................................           29.2                31.4
Call options.......................................................            6.6                 0.4
Currency forwards..................................................            0.3                 -
Bond forwards......................................................           52.2                 -
Credit default swap long...........................................           45.9                 8.9
                                                                     ------------------- ------------------
Total credit exposure at end of year...............................    $     862.8         $     285.8
                                                                     =================== ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

8. DERIVATIVES HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING (CONTINUED)

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

The fair value of our derivative instruments classified as assets at December 31, 2003 and 2002, was $969.7 million and $1,129.9 million, respectively. Of this amount, the fair value of derivatives related to investment hedges at December 31, 2003 and 2002, was $736.4 million and $348.8 million, respectively, and was reported with other invested assets on the consolidated statements of financial position. The fair value of derivatives related to residential mortgage loan servicing rights and residential mortgage loans at December 31, 2003 and 2002, was $233.3 million and $781.1 million, respectively, and was reported with other assets on the consolidated statements of financial position. The fair value of derivative instruments classified as liabilities at December 31, 2003 and 2002, was $142.7 million and $454.4 million, respectively, and was reported with other liabilities on the consolidated statements of financial position.

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

We recognized a pretax net gain of $128.4 million, $50.5 million and $95.5 million in 2003, 2002 and 2001, respectively, relating to our fair value hedges. These net gains consisted of the following components:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2003          2002         2001
                                                              ------------ --------------- ------------
                                                                             (IN MILLIONS)

Net gain (loss) related to the ineffective portion of our
  fair value hedges of residential mortgage loan servicing
  rights.....................................................     $ 18.1        $ (6.6)     $ 151.7
Net gain (loss)  related to the change in the value of the
  servicing  hedges that were excluded from the assessment
  of hedge effectiveness.....................................      119.8          77.1        (43.6)
Net loss related to the ineffective portion of
  our investment hedge.......................................       (9.5)        (20.0)       (12.6)
                                                              ------------ --------------- ------------
Net gain relating to fair value hedges.......................     $128.4        $ 50.5      $  95.5
                                                              ============ =============== ============


The net gain (loss) on servicing hedges was reported with operating expenses and the net loss on our investment hedges was reported with net realized/unrealized capital losses on our consolidated statements of operations.

                         PRINCIPAL FINANCIAL GROUP, INC.

8. DERIVATIVES HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING (CONTINUED)

CASH FLOW HEDGES

We also utilize floating-to-fixed rate interest rate swaps to match cash flows.

We entered into currency exchange swap agreements to convert both principal and interest payments of certain foreign denominated assets and liabilities into U.S. dollar denominated fixed-rate instruments to eliminate the exposure to future currency volatility on those items.

In 2003, 2002 and 2001, we recognized a $49.6 million, $(74.5) million and $(5.8) million after-tax increase (decrease) in value, respectively, related to cash flow hedges in accumulated other comprehensive income. During this time period, none of our cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. We reclassified $54.6 million and $17.8 million net losses from accumulated comprehensive income into earnings during 2003 and 2002, respectively (none was transferred during 2001), and we expect to reclassify $5.2 million net losses in the next 12 months.

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

Occasionally, we will sell a callable investment-type contract and may use interest rate swaptions or similar instruments to transform the callable
liability  into  a  fixed  term   liability.   In  addition,   we  may  sell  an
investment-type contract with attributes tied to market indices, in which case we write an equity call option to convert the overall contract into a fixed-rate liability, essentially eliminating the equity component altogether. We have also entered into credit default swaps to exchange the credit default swap risk of one bond for that of another. We have also entered into currency forward agreements to reduce the exposure to future currency volatility in various short-term foreign cash equivalents.

Although the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under SFAS 133. As such, periodic changes in the market value of these instruments flow directly into net income. In 2003, 2002 and 2001, gains of $1.0 million, $19.1 million and $68.3 million, respectively, were recognized in income from market value changes of derivatives not receiving hedge accounting treatment.

In 2002, we entered into an interest rate swap as part of a structuring process of an investment grade collateralized debt obligation ("CDO") issuance. Due to market conditions, the CDO was never issued. The pretax loss realized on the termination of the interest rate swap was $17.3 million.

                         PRINCIPAL FINANCIAL GROUP, INC.

9. CLOSED BLOCK

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

A policyholder dividend obligation is required to be established for earnings in the Closed Block that are not available to shareholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income). If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a policyholder dividend obligation. This policyholder dividend obligation represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2003 and 2002, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected resulting in the recognition of a policyholder dividend obligation of $99.0 million and $33.6 million as of December 31, 2003 and 2002, respectively.

                         PRINCIPAL FINANCIAL GROUP, INC.

9. CLOSED BLOCK (CONTINUED)

Closed Block liabilities and assets designated to the Closed Block were as follows:

                                                                        AS OF DECEMBER 31,
                                                        ---------------------------------------------------
                                                                   2003                      2002
                                                        ------------------------- -------------------------
                                                                            (IN MILLIONS)
CLOSED BLOCK LIABILITIES
Future policy benefits and claims....................             $5,401.7                  $5,320.0
Other policyholder funds.............................                 30.7                      33.0
Policyholder dividends payable.......................                371.3                     374.3
Policyholder dividend obligation.....................                 99.0                      33.6
Other liabilities....................................                 42.9                      20.1
                                                        ------------------------- -------------------------
  Total Closed Block liabilities.....................              5,945.6                   5,781.0

ASSETS DESIGNATED TO THE CLOSED BLOCK
Fixed maturities, available-for-sale.................              2,864.1                   2,707.0
Equity securities, available-for-sale................                 80.7                      23.4
Mortgage loans.......................................                849.9                     862.9
Real estate..........................................                  1.9                       0.5
Policy loans.........................................                757.8                     776.1
Other investments....................................                 26.8                      19.8
                                                        ------------------------- -------------------------
  Total investments..................................              4,581.2                   4,389.7

Cash and cash equivalents (deficit)..................                 (6.0)                     (5.4)
Accrued investment income............................                 74.1                      77.5
Deferred tax asset...................................                 70.1                      68.5
Premiums due and other receivables...................                 28.1                      29.5
Other assets.........................................                 22.3                       -
                                                        ------------------------- -------------------------
  Total assets designated to the Closed Block........              4,769.8                   4,559.8
                                                        ------------------------- -------------------------
Excess of Closed Block liabilities over assets
  designated to the Closed Block.....................              1,175.8                   1,221.2

Amounts included in other comprehensive income.......                 74.6                      77.8
                                                        ------------------------- -------------------------
Maximum future earnings to be recognized from
  Closed Block assets and liabilities................             $1,250.4                  $1,299.0
                                                        ========================= =========================


                         PRINCIPAL FINANCIAL GROUP, INC.

9. CLOSED BLOCK (CONTINUED)

Closed Block revenues and expenses were as follows:

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------
                                                   2003                2002                  2001
                                             ------------------  ------------------  ----------------------
                                                                     (IN MILLIONS)
REVENUES
Premiums and other considerations.........         $684.3             $ 710.0           $   742.1
Net investment income.....................          306.6               309.9               311.8
Net realized/unrealized capital losses....           (6.6)              (40.8)              (19.7)
                                             ------------------  ------------------  ----------------------
  Total revenues..........................          984.3               979.1             1,034.2

EXPENSES
Benefits, claims and settlement
  expenses................................          557.4               583.3               614.4
Dividends to policyholders................          298.6               305.2               305.8
Operating expenses........................            8.3                12.3                12.7
                                             ------------------  ------------------  ----------------------
  Total expenses..........................          864.3               900.8               932.9
                                             ------------------  ------------------  ----------------------
Closed Block revenue, net of Closed Block
  expenses, before income taxes...........          120.0                78.3               101.3
Income taxes..............................           39.5                25.2                33.5
                                             ------------------  ------------------  ----------------------
Closed Block revenue, net of Closed Block            80.5                53.1                67.8
  expenses and income taxes...............
Funding adjustment charges................          (31.9)               (3.5)               (7.6)
                                             ------------------  ------------------  ----------------------
Closed Block revenue, net of Closed Block
  expenses, income tax and funding
  adjustment charges......................         $ 48.6             $  49.6           $    60.2
                                             ==================  ==================  ======================

The change in maximum future earnings of the Closed Block was as follows:

                                                                        AS OF DECEMBER 31,
                                                         --------------------------------------------------
                                                                  2003                      2002
                                                         -----------------------  -------------------------
                                                                           (IN MILLIONS)

Beginning of year....................................        $  1,299.0                  $ 1,348.6
End of year..........................................           1,250.4                    1,299.0
                                                         -----------------------  -------------------------
Change in maximum future earnings....................        $    (48.6)                 $   (49.6)
                                                         =======================  =========================

Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

                         PRINCIPAL FINANCIAL GROUP, INC.

10. DEFERRED POLICY ACQUISITION COSTS

Policy acquisition costs deferred and amortized in 2003, 2002 and 2001 were as follows (in millions):

                                                                    AS OF DECEMBER 31,
                                                   --------------------------------------------------------
                                                         2003               2002               2001
                                                   ------------------ ------------------ ------------------

Balance at beginning of year.....................       $1,414.4           $1,372.5           $1,333.3
Cost deferred during the year....................          349.8              323.4              261.7
Amortized to expense during the year.............         (142.8)            (144.5)            (159.9)
Effect of unrealized gains.......................          (49.7)            (137.0)             (62.6)
                                                   ------------------ ------------------ ------------------
Balance at end of year...........................       $1,571.7           $1,414.4           $1,372.5
                                                   ================== ================== ==================

11. INSURANCE LIABILITIES

CONTRACTHOLDER FUNDS

Major components of contractholder funds in the consolidated statements of financial position are summarized as follows (in millions):

                                                                              AS OF DECEMBER 31,
                                                                     --------------------------------------
                                                                            2003               2002
                                                                     ------------------- ------------------
Liabilities for investment-type contracts:
  Guaranteed investment contracts..................................       $12,868.3           $13,894.4
  Funding agreements...............................................         9,336.2             6,246.3
  Other investment-type contracts..................................         1,563.4             1,775.3
                                                                     ------------------- ------------------
Total liabilities for investment-type contracts....................        23,767.9            21,916.0

Liabilities for individual annuities...............................         3,486.2             2,900.4
Universal life and other reserves..................................         1,648.4             1,498.6
                                                                     ------------------- ------------------
Total contractholder funds.........................................       $28,902.5           $26,315.0
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

Funding agreements include those issued domestically directly to nonqualified institutional investors, as well as to two separate programs where the funding agreements are issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

We are authorized to issue up to $4.0 billion of funding agreements under a program to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. Due to our adoption of FIN 46 in July 2003, we are no longer required to consolidate this program. As of December 31, 2003 and 2002, $3,618.7 million and $3,583.5 million, respectively, are outstanding under this program.

                         PRINCIPAL FINANCIAL GROUP, INC.

11. INSURANCE LIABILITIES (CONTINUED)

In addition, we are authorized to issue up to $7.0 billion of funding agreements under another program to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The $7.0 billion represents a $3.0 billion increase over the authorization amount we had at the end of 2002. The unaffiliated entity is an unconsolidated qualifying special purpose entity. As of December 31, 2003 and 2002, $5,613.4 million and $2,555.0 million, respectively, are outstanding under this program.

FUTURE POLICY BENEFITS AND CLAIMS

Activity in the liability for unpaid accident and health claims, which is included with future policy benefits and claims in the consolidated statements of financial position, is summarized as follows (in millions):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                         2003               2002               2001
                                                   ------------------ ------------------ ------------------

Balance at beginning of year....................      $   699.3          $   714.8          $   705.0

Incurred:
  Current year..................................        1,572.3            1,588.3            1,597.1
  Prior years...................................          (24.7)               0.6              (17.5)
                                                   ------------------ ------------------ ------------------
Total incurred..................................        1,547.6            1,588.9            1,579.6

Payments:
  Current year..................................        1,304.6            1,333.2            1,283.2
  Prior years...................................          236.5              271.2              286.6
                                                   ------------------ ------------------ ------------------
Total payments..................................        1,541.1            1,604.4            1,569.8

Balance at end of year:
  Current year..................................          267.7              255.1              313.9
  Prior years...................................          438.1              444.2              400.9
                                                   ------------------ ------------------ ------------------
Total balance at end of year....................      $   705.8          $   699.3          $   714.8
                                                   ================== ================== ==================

The activity summary in the liability for unpaid accident and health claims shows an increase (decrease) of $(24.7) million, $0.6 million and $(17.5) million for the year ended December 31, 2003, 2002 and 2001, respectively, relating to prior years. Such liability adjustments, which affected current operations during 2003, 2002 and 2001, respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. In addition, in 2003 we established a premium deficiency reserve on our medical conversion business that was included in our incurred but not reported claim reserve in prior years. These trends have been considered in establishing the current year liability for unpaid accident and health claims. We also had claim adjustment expenses of $26.4 million, $22.0 million and $23.3 million, and related reinsurance recoverables of $2.5 million, $2.0 million and $1.4 million in 2003, 2002 and 2001, respectively, which are not included in the rollforward above.

                         PRINCIPAL FINANCIAL GROUP, INC.

12. DEBT

SHORT-TERM DEBT

The components of short-term debt as of December 31, 2003 and 2002, were as follows (in millions):

                                                                              AS OF DECEMBER 31,
                                                                     --------------------------------------
                                                                            2003               2002
                                                                     ------------------- ------------------

PRMCR secured liquidity notes.......................................     $   215.0           $     -
PRMCR fixed term notes..............................................         400.0                 -
Mortgage servicing rights financing.................................         300.0                 -
Commercial paper....................................................         399.8               157.5
Other recourse short-term debt......................................          27.0                38.6
Nonrecourse short-term debt.........................................         276.0               368.7
                                                                     ------------------- ------------------
Total short-term debt...............................................     $ 1,617.8           $   564.8
                                                                     =================== ==================

As of December 31, 2003, we had credit facilities with various financial institutions in an aggregate amount of $4.2 billion, which consisted of a $2.2 billion PRMCR credit facility and $2.0 billion in other credit facilities. We consolidated PRMCR in July 2003 as a result of adopting FIN 46. See Note 5 for more information regarding PRMCR. PRMCR can use the $2.2 billion credit facility to issue short-term debt. As of December 31, 2003, PRMCR had $215.0 million of short-term secured liquidity notes outstanding under this facility. All borrowings are collateralized by the assets of PRMCR. Of our other remaining credit facilities, as of December 31, 2003 and 2002, we had $1.0 billion and $564.8 million of outstanding borrowings, with $1.0 billion and $459.5 million of assets pledged as support, respectively. Assets pledged consisted primarily of mortgage servicing rights, commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2003 and 2002.

PRMCR's $400.0 million outstanding short-term debt in fixed term notes as of December 31, 2003, was originally issued under a separate credit facility for long-term borrowings. Due to a maturity date of less than twelve months at the time of consolidation in July 2003, the fixed term notes were classified as short-term debt. See the Long-Term Debt section for further discussion.

The weighted-average interest rates on short-term borrowings as of December 31, 2003 and 2002, were 2.9% and 1.8%, respectively. Excluding PRMCR, the weighted-average interest rates on short-term borrowings as of December 31, 2003, was 1.6%.

LONG-TERM DEBT

The components of long-term debt as of December 31, 2003 and 2002, were as follows (in millions):

                                                                              AS OF DECEMBER 31,
                                                                     --------------------------------------
                                                                            2003               2002
                                                                     ------------------- ------------------

7.95% notes payable, due 2004.......................................     $   200.0           $   200.0
8.2% notes payable, due 2009........................................         464.0               463.9
7.875% surplus notes payable, due 2024..............................         199.0               199.0
8% surplus notes payable, due 2044..................................          99.2                99.1
PRMCR medium term notes.............................................       1,200.0                 -
PRMCR equity certificates...........................................         193.0                 -
Nonrecourse mortgages and notes payable.............................         340.7               248.0
Other mortgages and notes payable...................................          71.4               122.5
                                                                     ------------------- ------------------
Total long-term debt................................................     $ 2,767.3           $ 1,332.5
                                                                     =================== ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

12. DEBT (CONTINUED)

The amounts included above are net of the discount and direct costs associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

At December 31, 2003, PRMCR had a $1.8 billion of credit facility for long-term debt, of which $1.4 billion of long-term debt was outstanding ($1,200.0 million in medium term notes and $193.0 million in equity certificates). In 2001, $1,600.0 million in medium term notes were issued under this facility, of which $1,200.0 million was classified as long-term debt on our consolidated statement of financial position as of December 31, 2003. The remaining $400.0 million in medium term notes were classified as short-term debt at the time of consolidation in July 2003 due to the maturity date ending in less than twelve months. Maturities for the long-term portion are three years for $400.0 million and five years for $800.0 million. The three-year medium term notes have a fixed rate. The five-year medium term notes pay interest based on LIBOR plus a spread. The weighted average interest rate on the medium term notes classified as long-term debt was 2.46% at December 31, 2003. Equity certificates were issued in 2000 and 2001, of which $193.0 million remains as outstanding long-term debt as of December 31, 2003. The equity certificates have a five-year maturity and pay interest based on LIBOR plus a spread. The weighted average interest rate on the equity certificates was 2.86% at December 31, 2003. All PRMCR borrowings are collateralized by the assets of PRMCR.

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

On March 10, 1994, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. For each of the years ended December 31, 2003, 2002 and 2001, interest of $23.8 million was approved by the Commissioner, paid and charged to expense.

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

                         PRINCIPAL FINANCIAL GROUP, INC.

12. DEBT (CONTINUED)

The mortgages and other notes payable are financings for real estate developments. We, including certain subsidiaries, had $192.5 million in credit facilities with various financial institutions, in addition to obtaining loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2003, range from $0.4 million to $99.9 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding principal balances as of December 31, 2002, range from $0.2 million to $100.9 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $319.2 million and $260.4 million as of December 31, 2003 and 2002, respectively.

At December 31, 2003, future annual maturities of the long-term debt were as follows (in millions):

2004................................................................. $   779.4
2005.................................................................      74.4
2006.................................................................     971.3
2007.................................................................      98.2
2008.................................................................      76.2
Thereafter...........................................................     767.8
                                                                     -----------
Total future maturities of the long-term debt........................  $2,767.3
                                                                     ===========

Cash paid for interest for 2003, 2002 and 2001, was $150.4 million, $117.0 million and $126.5 million, respectively. These amounts include interest paid on taxes during these years. Cash paid for interest in 2003 includes $37.6 million of interest paid by PRMCR.

13. INCOME TAXES

Our income tax expense from continuing operations was as follows (in millions):

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                           2003               2002               2001
                                                     ------------------ ------------------ ------------------
Current income taxes (benefit):
  U.S. federal.....................................     $    88.0            $ (40.2)           $  30.7
  State and foreign................................          41.1               41.7               29.0
  Net realized/unrealized capital losses...........        (119.9)             (74.3)            (214.1)
                                                     ------------------ ------------------ ------------------
Total current income taxes (benefit)...............           9.2              (72.8)            (154.4)
Deferred income taxes..............................         216.6              118.7              237.8
                                                     ------------------ ------------------ ------------------
Total income taxes.................................     $   225.8            $  45.9            $  83.4
                                                     ================== ================== ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

13. INCOME TAXES (CONTINUED)

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

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------
                                                         2003               2002               2001
                                                   ------------------ ------------------ ------------------

Statutory corporate tax rate....................          35%                35%                35%
Dividends received deduction....................          (6)               (11)               (13)
Interest exclusion from taxable income..........          (1)                (2)                (3)
Federal tax settlement for prior years..........          (3)               (17)                 -
Other...........................................          (1)                 2                 (1)
                                                   ------------------ ------------------ ------------------
Effective tax rate..............................          24%                 7%                18%
                                                   ================== ================== ==================

Significant components of our net deferred income taxes were as follows (in millions):

                                                                              AS OF DECEMBER 31,
                                                                     --------------------------------------
                                                                            2003               2002
                                                                     ------------------- ------------------
Deferred income tax assets (liabilities):
  Insurance liabilities............................................    $    426.7          $    263.1
  Deferred policy acquisition costs................................        (512.6)             (446.0)
  Net unrealized gains on available-for-sale securities............        (673.3)             (430.1)
  Mortgage loan servicing rights...................................        (482.5)             (429.6)
  Other............................................................        (382.6)             (118.2)
                                                                     ------------------- ------------------
Total net deferred income tax liabilities..........................    $ (1,624.3)         $ (1,160.8)
                                                                     =================== ==================

At December 31, 2003 and 2002, respectively, our net deferred tax liability is comprised of international net deferred tax assets of $19.7 million and $16.9 million which have been included in other assets and $1,644.0 million and $1,177.7 million of U.S. net deferred tax liabilities which have been included in deferred income taxes in the consolidated statements of financial position.

The Internal Revenue Service (the "Service") has completed examination of the U.S. consolidated federal income tax returns for 1998 and prior years. The Service has also begun to examine returns for 1999, 2000 and 2001. We believe that there are adequate defenses against or sufficient provisions for any challenges.

U.S Federal and state income taxes have not been provided on approximately $117.0 million of accumulated but undistributed earnings of foreign subsidiaries, as such earnings are considered to be indefinitely reinvested in the business. Determining the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted is not practicable due to foreign tax credits and exclusions that may become available at the time of remittance. A tax liability will be recognized when we expect distribution of earnings in the form of dividends, sale of the investment or otherwise.

Net cash received for income taxes in 2003 and 2002 was $72.0 million and $189.3 million, respectively, primarily due to refunds for the 2002 loss on the sale of BT Financial Group, 2001 capital losses and the favorable settlement of an Internal Revenue Service audit issue. Cash paid for income taxes in 2001 was $76.4 million.

                         PRINCIPAL FINANCIAL GROUP, INC.

14. EMPLOYEE AND AGENT BENEFITS

We have defined benefit pension plans covering substantially all of our employees and certain agents. Some of these plans provide supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan started on January 1, 2002. An employee's account will be credited with an amount based on the employee's salary, age and service. These credits will accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. Our policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to us. Our funding policy for the qualified defined benefit plan is to contribute an amount annually at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act ("ERISA"), and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. Our funding policy for the non-qualified benefit plan is to fund the plan in the years that the employees are providing service to us using a methodology similar to the calculation of the net periodic benefit cost under U.S. GAAP, but using long-term assumptions. However, if the U.S. GAAP funded status is positive, no deposit is made. While we fund this plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as assets under SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, ("SFAS 87"), however, they are included in our consolidated statements of financial position.

We also provide certain health care, life insurance and long-term care benefits for retired employees. Subsidized retiree health benefits are provided for employees hired prior to January 1, 2002. Employees hired after December 31, 2001, will have access to retiree health benefits but will need to pay for the full cost of the coverage. The health care plans are contributory with participants' contributions adjusted annually; the contributions are based on the number of years of service and age at retirement for those hired prior to January 1, 2002. As part of the substantive plan, the retiree health contributions are assumed to be adjusted in the future as claim levels change. The life insurance plans are contributory for a small group of previously grandfathered participants that have elected supplemental coverage and dependent coverage.

Covered employees are first eligible for the medical and life postretirement benefits when they reach age 57 and have completed ten years of service with us. Retiree long-term care benefits are provided for employees whose retirement was effective prior to July 1, 2000. Partial benefit accrual of these health, life and long-term care benefits is recognized from the employee's date of hire until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. Our policy is to fund the cost of providing retiree benefits in the years that the employees are providing service to us using a methodology similar to the calculation of the net periodic benefit cost under U.S. GAAP, but using long-term assumptions. However, if the U.S. GAAP funded status is positive, no deposit is made.

We use a measurement date of October 1 for the pension and other postretirement benefit plans.

                         PRINCIPAL FINANCIAL GROUP, INC.

14. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

 OBLIGATIONS AND FUNDED STATUS

The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows (in millions):

                                                                                  OTHER POSTRETIREMENT
                                                     PENSION BENEFITS                   BENEFITS
                                               ----------------------------- ------------------------------
                                                    AS OF DECEMBER 31,            AS OF DECEMBER 31,
                                               ----------------------------- ------------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------- -------------- ---------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....     $(1,046.4)     $  (856.0)      $ (280.2)      $ (231.1)
Service cost................................         (49.0)         (36.5)         (12.3)          (9.4)
Interest cost...............................         (66.9)         (63.0)         (17.9)         (17.8)
Actuarial gain (loss).......................         (65.5)        (124.4)          55.0          (36.6)
Participant contributions...................           -              -             (2.5)          (1.5)
Benefits paid...............................          38.1           33.5            9.7            8.9
Other.......................................          (1.7)           -             (5.1)           7.3
                                               -------------  -------------- -------------- ---------------
Benefit obligation at end of year...........     $(1,191.4)     $(1,046.4)      $ (253.3)      $ (280.2)
                                               =============  ============== ============== ===============
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
  of year...................................     $   893.3      $   952.5       $  354.0       $  362.3
Actual return (loss) on plan assets.........         140.5          (32.2)          31.5           (2.2)
Employer contribution.......................          37.8            6.5            0.5            1.3
Participant contributions...................           -              -              2.5            1.5
Benefits paid...............................         (38.1)         (33.5)          (9.7)          (8.9)
                                               -------------  -------------- -------------- ---------------
Fair value of plan assets at end of year....     $ 1,033.5      $   893.3       $  378.8       $  354.0
                                               =============  ============== ============== ===============

Funded (underfunded) status.................     $  (157.9)     $  (153.1)      $  125.5       $   73.8
Unrecognized net actuarial loss.............         165.6          183.7            7.3           70.7
Unrecognized prior service cost (benefit)...           6.0            5.9          (24.4)         (32.6)
Unamortized transition asset................          (0.1)          (0.5)           -              -
                                               -------------  -------------- -------------- ---------------
Net amount recognized.......................     $    13.6      $    36.0       $  108.4       $  111.9
                                               =============  ============== ============== ===============
AMOUNTS RECOGNIZED IN STATEMENT OF
  FINANCIAL POSITION CONSIST OF
Prepaid benefit cost........................     $   166.7      $   175.1       $  109.0       $  112.5
Accrued benefit liability including
  minimum liability.........................        (157.0)        (139.1)          (0.6)          (0.6)
Accumulated other comprehensive income......           3.9            -              -              -
                                               -------------  -------------- -------------- ---------------
Net amount recognized.......................     $    13.6      $    36.0       $  108.4       $  111.9
                                               =============  ============== ============== ===============

Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote, as they do not qualify as assets under SFAS 87. Benefits paid from the pension plans include both qualified and nonqualified plan benefits.

                         PRINCIPAL FINANCIAL GROUP, INC.

14. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

Employees of Professional Pensions, Inc ("PPI") are eligible for coverage under the pension plans, which was reflected in 2003. For 2002, the higher benefits and compensation limits of the Economic Growth and Tax Relief Reconciliation Act of 2001 were recognized in the accounting of the defined benefit plans.

The pension plans' gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees. For the qualified pension plan, there is no corridor recognized in determining the amount to amortize; for the nonqualified pension plans, the corridor allowed under SFAS 87 is used.

Effective for 2004, we moved to a 100% self insured medical plan for both the active and retiree participants. A co-pay structure that varies by benefit type and a coinsurance provision were added to the plans. Due to the changes, the premium structures and associated participant contribution rates changed. These changes were reflected in 2003 and increased the accumulated postretirement benefit obligation by $5.1 million. Effective for 2003, we amended the method for determining postretirement retiree health plan contributions for future years. As a result of this change, the accumulated postretirement obligation decreased by $7.2 million in 2002.

Also effective January 1, 2004, a $1.0 million cap on active and retiree employer-provided life insurance was implemented. This cap only affected a small group of previously grandfathered employees. For those currently over the $1.0 million amount, their cap will be set equal to their coverage level as of January 1, 2004. This change was reflected in 2003 and resulted in a decrease in the accumulated postretirement benefit obligation by $0.1 million.

An actuarial liability gain of $55.0 million occurred during 2003 for the other postretirement benefit plans. This was due to the demographic experience of the active employees (higher turnover rates than expected), a change in demographic assumptions including an increase in the turnover rates which more appropriately reflects past experience and our expectations for the future and only a slight increase in our claim cost per capita assumptions from last year. Claim costs are developed by looking at the plan's actual experience. Slightly offsetting these gains was a loss created by a lower discount rate assumption.

The accumulated benefit obligation for all defined benefit pension plans was $976.8 million and $837.4 million at December 31, 2003, and 2002, respectively.

INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS:

The obligations below relate only to the nonqualified pension plan liabilities. The nonqualified plans have assets that are housed in trusts that fail to meet the requirements to be included in plan assets under SFAS 87, however, these assets are included in our consolidated statements of financial position.

                                                     AS OF DECEMBER 31,
                                         ---------------------------------------
                                              2003                   2002
                                         --------------------  -----------------
                                                       (IN MILLIONS)

Projected benefit obligation......        $  224.0                  $  180.6
Accumulated benefit obligation....           157.0                     125.1

                         PRINCIPAL FINANCIAL GROUP, INC.

14. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

INFORMATION  FOR  OTHER   POSTRETIREMENT   BENEFIT  PLANS  WITH  AN  ACCUMULATED
POSTRETIREMENT BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS:

                                                     AS OF DECEMBER 31,
                                         ---------------------------------------
                                              2003                   2002
                                         --------------------  -----------------
                                                      (IN MILLIONS)
Accumulated postretirement benefit
  obligation.........................      $  88.3                 $ 90.2
Fair value of plan assets............         84.6                   80.0

COMPONENTS OF NET PERIODIC BENEFIT COST (IN MILLIONS):

                                       PENSION BENEFITS                     OTHER POSTRETIREMENT BENEFITS
                             ----------------------------------------- ------------------------------------
                                FOR THE YEAR ENDED DECEMBER 31,           FOR THE YEAR ENDED DECEMBER 31,
                             ----------------------------------------- ------------------------------------
                                2003          2002          2001          2003       2002         2001
                             ----------- ------------- --------------- ----------- ---------- -------------

Service cost...............    $  49.0      $ 36.5        $  31.2       $ 12.3     $  9.4      $  8.3
Interest cost..............       66.9        63.0           59.3         17.9       17.8        15.6
Expected return on plan
  assets...................      (74.8)      (84.6)         (99.2)       (25.8)     (32.8)      (32.3)
Amortization of prior
  service cost
  (benefit)................        1.7         1.7            1.7         (3.2)      (2.7)       (2.6)
Amortization of transition
  (asset) obligation.......       (0.5)       (2.2)         (11.5)         -          -           0.3
Recognized net actuarial
  (gain) loss..............       17.9        (7.9)         (14.1)         2.7        0.2        (1.3)
                             ----------- ------------- --------------- ----------- ---------- -------------
Net periodic benefit cost
  (income).................    $  60.2      $  6.5        $ (32.6)      $  3.9     $ (8.1)     $(12.0)
                             =========== ============= =============== =========== ========== =============

ADDITIONAL INFORMATION:

                                                                       OTHER POSTRETIREMENT
                                         PENSION BENEFITS                     BENEFITS
                                     -------------------------    ----------------------------------
                                                          FOR THE YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                       2003           2002             2003               2002
                                     ----------    -----------    ---------------    ---------------
                                                               (IN MILLIONS)
Increase in minimum liability
  included in other
  comprehensive income...........     $ 3.9          $  -             N/A                N/A


                         PRINCIPAL FINANCIAL GROUP, INC.

14. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

ASSUMPTIONS:

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AS DISCLOSED UNDER THE OBLIGATIONS AND FUNDED STATUS SECTION

                                                                             OTHER POSTRETIREMENT
                                                 PENSION BENEFITS                  BENEFITS
                                            ---------------------------    ------------------------
                                                       FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                               2003          2002             2003         2002
                                            ------------ --------------    ------------ -----------

Discount rate............................      6.25%         6.50%            6.25%       6.50%
Rate of compensation increase............      5.00%         5.00%            5.00%       5.00%


WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST

                                      PENSION BENEFITS              OTHER POSTRETIREMENT BENEFITS
                               -------------------------------    ---------------------------------
                                                       FOR THE YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------
                                 2003       2002       2001         2003        2002       2001
                               ---------- ---------- ---------    ---------- ----------- ----------

Discount rate...............     6.50%      7.50%     8.00%         6.50%      7.50%       8.00%
Expected long-term return
   on plan assets...........     8.50%      9.00%     9.00%         7.36%      9.11%       9.02%
Rate of compensation
   increase.................     5.00%      5.00%     5.80%         5.00%      5.00%       5.80%


For other postretirement benefits, the 7.36% rate for 2003 is based on the weighted average expected long-term asset returns for the health, life and long-term care plans. The expected long-term rates for the health, life and long-term care plans are 7.25%, 8.25% and 8.25%, respectively.

The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the plans and the various classes of the invested funds. For each asset class, a long-term asset return assumption is developed taking into account the long-term level of risk of the asset and the tax status of the plan trusts. Historical returns of multiple asset classes were analyzed to develop risk premiums for each asset class. The risk premiums take into account the long-term level of risk of the asset. A long-term risk-free real rate of return was also developed. The overall expected rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average expected long-term rate was developed based on long-term returns for each asset class and the target asset allocation of the plan.

ASSUMED HEALTH CARE COST TREND RATES

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                                 2003                    2002
                                                          -------------------     -------------------
Health care cost trend rate assumed for next year.....          12.5%                   15.0%
Rate to which the cost trend rate is assumed to
  decline (the ultimate trend rate)...................           5.0%                    5.0%
Year that the rate reaches the ultimate trend rate....           2010                    2009


                         PRINCIPAL FINANCIAL GROUP, INC.

14. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

                                                                       1-PERCENTAGE-       1-PERCENTAGE-
                                                                      POINT INCREASE       POINT DECREASE
                                                                    ------------------- -------------------

Effect on total of service and interest cost components..........        $   9.5            $   (7.4)
Effect on accumulated postretirement benefit obligation..........           38.1               (31.1)


PENSION PLAN ASSETS

The pension plan's weighted-average asset allocations by asset category are as follows:

                                                                         PLAN ASSETS AS OF OCTOBER 1,
                                                                    ---------------------------------------
                                                                           2003                2002
                                                                    ------------------- -------------------
ASSET CATEGORY
Domestic equity securities........................................          58%                 41%
International equity securities...................................          10                  14
Domestic debt securities..........................................          27                  40
Real estate.......................................................           5                   5
                                                                    ------------------- -------------------
   Total                                                                   100%                100%
                                                                    =================== ===================

Our investment strategy is to achieve the following:

o Obtain a reasonable long-term return consistent with the level of risk assumed and at a cost of operation within prudent levels. Performance benchmarks are monitored.
o Ensure that sufficient cash is on hand to meet the emerging benefit liabilities for the plan.
o Provide for diversification of assets in an effort to avoid the risk of large losses and maximize the investment return to the pension plan consistent with market and economic risk.

In administering the qualified pension plan's asset allocation strategy, we consider the projected liability stream of benefit payments, the relationship between current and projected assets of the plan and the projected actuarial liabilities streams, the historical performance of capital markets adjusted for the perception of future short- and long-term capital market performance and the perception of future economic conditions.

The overall target asset allocation for the qualified plan assets is:

ASSET CATEGORY                                              TARGET ALLOCATION
-------------------------                             --------------------------
Domestic equity securities.......................           40%-60%
International equity securities..................            5%-15%
Domestic debt securities.........................           20%-30%
International debt securities....................             0%-7%
Real estate......................................            3%-10%
Other............................................             0%-7%

                         PRINCIPAL FINANCIAL GROUP, INC.

14. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

For 2003 and 2002, respectively, the plan assets include $66.8 million and $79.4 million in Principal Financial Group stock held under a separate account under an annuity contract. These assets were received in the qualified defined benefit plan as a result of the demutualization. For 2001, the value of the stock received in the demutualization was $56.7 million, which was amortized over the remaining service period of plan participants. We have a plan in place to liquidate these holdings, which we are planning to complete in 2005.

OTHER POSTRETIREMENT BENEFIT PLANS' ASSETS

The other postretirement benefit plans' weighted-average asset allocations by asset category are as follows:

                                                                        PLAN ASSETS AS OF OCTOBER 1,
                                                                   ---------------------------------------
                                                                          2003                2002
                                                                   ------------------- -------------------
ASSET CATEGORY
Equity securities.................................................         47%                 40%
Debt securities...................................................         53                  60
                                                                   ------------------- -------------------
  Total...........................................................        100%                100%
                                                                   =================== ===================

The weighted average target asset allocation for the other postretirement benefit plans is:

ASSET CATEGORY                                         TARGET ALLOCATION
                                                   -------------------------
Equity securities...........................               40-60%
Debt securities.............................               40-60%

The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan, but with respect to our retiree health, life and long-term care plans.

In 2001, as a result of the demutualization, the other postretirement benefit plans received $11.3 million in compensation, which was used to pay benefit claims and participant contributions, with the remainder to be amortized over the remaining service period of plan participants.

CONTRIBUTIONS

We expect to contribute roughly $1.0 million to our other postretirement benefit plans in 2004. Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We don't anticipate that we will be required to fund a minimum annual contribution under ERISA for the qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2004 in the range of $10-$50 million. This includes funding for both our qualified and nonqualified plans.

                         PRINCIPAL FINANCIAL GROUP, INC.

14. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and non-qualified plans (in millions).

                                                      FOR THE YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                               2003                                     2002
                              --------------------------------------- -----------------------------------------
                               QUALIFIED   NONQUALIFIED                QUALIFIED   NONQUALIFIED
                                  PLAN        PLANS        TOTAL         PLAN         PLANS            TOTAL
                              --------------------------------------- -----------------------------------------

Benefit obligation, end of
  the year..................    $  (967.4)   $ (224.0)    $(1,191.4)     $(865.8)    $(180.6)       $(1,046.4)
Fair value of plan assets,
  end of the year...........      1,033.5         -         1,033.5        893.3         -              893.3
                              --------------------------------------- -----------------------------------------
Funded (underfunded) status.         66.1      (224.0)       (157.9)        27.5      (180.6)          (153.1)
Unrecognized net actuarial
   loss.....................         85.5        80.1         165.6        132.1        51.6            183.7
Unrecognized prior service
   cost (benefit)...........         15.3        (9.3)          6.0         17.4       (11.5)             5.9
Unrecognized transition
   (asset) liability........         (0.2)        0.1          (0.1)        (1.9)        1.4             (0.5)
                              --------------------------------------- -----------------------------------------
Net amount recognized.......    $   166.7    $ (153.1)    $    13.6      $ 175.1     $(139.1)       $    36.0
                              ======================================= =========================================
AMOUNTS RECOGNIZED IN
  STATEMENT OF FINANCIAL
  POSITION
Prepaid benefit cost........    $   166.7    $    -       $   166.7      $ 175.1     $   -          $   175.1
Accrued benefit liability
  including minimum
  liability.................          -        (157.0)       (157.0)         -        (139.1)          (139.1)
Accumulated other
  comprehensive income......          -           3.9           3.9          -           -                -
                              --------------------------------------- -----------------------------------------
Net amount recognized.......    $   166.7    $ (153.1)    $    13.6      $ 175.1     $(139.1)       $    36.0
                              ======================================= =========================================
COMPONENTS OF NET
  PERIODIC BENEFIT COST
Service cost................    $    41.5    $    7.5     $    49.0      $  31.4     $   5.1        $    36.5
Interest cost...............         55.4        11.5          66.9         52.1        10.9             63.0
Expected return on plan
  assets....................        (74.8)        -           (74.8)       (84.6)        -              (84.6)
Amortization of prior
  service cost (benefit)....          3.7        (2.0)          1.7          2.9        (1.2)             1.7
Amortization of transition
  (asset) obligation........         (1.6)        1.1          (0.5)        (3.2)        1.0             (2.2)
Recognized net actuarial
  (gain) loss...............         14.3         3.6          17.9         (8.8)        0.9             (7.9)
                              --------------------------------------- -----------------------------------------
Net periodic benefit cost
  (income)..................    $    38.5    $   21.7     $    60.2      $ (10.2)    $  16.7        $     6.5
                              ======================================= =========================================


                         PRINCIPAL FINANCIAL GROUP, INC.

14. EMPLOYEE AND AGENT BENEFITS (CONTINUED)

In addition, we have defined contribution plans that are generally available to all employees and agents who are age 21 or older. Eligible participants could not contribute more than $12,000 of their compensation to the plans in 2003. We match the participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. Effective September 1, 2002, the employer stock fund was converted to an employee stock ownership plan. We contributed $18.5 million, $20.2 million and $18.9 million in 2003, 2002 and 2001, respectively, to our qualified defined contribution plans.

We also have a nonqualified defined contribution plan available to employees and agents who are age 21 and over and whose annual compensation is in excess of limits imposed by federal tax law. We match the participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. We contributed $3.7 million, $3.5 million and $1.5 million in 2003, 2002 and 2001, respectively, to our nonqualified defined contribution plans.

As a result of the demutualization, the defined contribution plans received $19.7 million in compensation, which was allocated to participant accounts.

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health benefits. The benefit obligations and net periodic postretirement benefit costs do not reflect the effects of the Act on the retiree medical plans in accordance with FASB Staff Position FAS 106-1, "ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003". Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. We believe our plan would be actuarially equivalent to the new Medicare Part D prescription drug plan and thus would be eligible for the federal subsidy. However, it is anticipated that the plan would need to be amended to clarify how the plan would operate with respect to the new legislation. The Act will be reflected once the plan is amended or FASB issues finalized guidance on accounting for the impact of the Act.

15. CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

LITIGATION

We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance and mortgage banking. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

                         PRINCIPAL FINANCIAL GROUP, INC.

15. CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

Principal Life was a defendant in two class-action lawsuits that alleged improper sales practices. A number of persons and entities who were eligible to be class members excluded themselves from the class (or "opted out"), as the law permits them to do. Some of those who opted out from the class filed individual lawsuits making claims similar to those addressed by the class-action lawsuits. The two class-action lawsuits and the majority of the opt-out claims have been settled and dismissed with prejudice. The remaining opt-out claims are not expected to have a material impact on our business, financial condition or net income.

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

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of December 31, 2003, was approximately $190.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac, for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $190.0 million as of December 31, 2003). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. Consequently, the Commission has advised that it has initiated an inquiry into the matter, both with regard to BT Financial Group and other similar issuers. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. In addition, we believe this technical issue may affect many in the industry and result in a favorable legislative or judicial solution. A relevant legislative solution and judicial action are both pending in New Zealand. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

                         PRINCIPAL FINANCIAL GROUP, INC.

15. CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. The amount of our exposure is based on the potential loss that may be incurred if the repurchased mortgage loans are processed through the foreclosure process. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations are estimated to be approximately 0.04% of annual mortgage loan production levels. Total losses on the mortgage loans repurchased are estimated to approximate 25% of the unpaid principal balance of the related mortgage loans. As of December 31, 2003, $5.9 million has been accrued for representing the fair value of such indemnifications issued after January 1, 2003, in accordance with FASB's Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group and other divestitures, the sale of servicing rights in our mortgage banking business, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. The fair value of such indemnifications issued after January 1, 2003, was insignificant.

SECURITIES POSTED AS COLLATERAL

We  posted  $756.4  million  in  mortgage-backed   securities  under  collateral
agreements at December 31, 2003, to satisfy collateral requirements associated with our Mortgage Banking segment and derivatives credit support agreements.

16. STOCKHOLDERS' EQUITY

COMMON STOCK

As a result of the demutualization and initial public offering described in Note 1, we have one class of capital stock, common stock ($.01 par value, 2,500.0 million shares authorized).

On December 8, 2003, we paid an annual dividend of $145.3 million, equal to $0.45 per share, to shareholders of record as of November 7, 2003. On December 9, 2002, we paid an annual dividend of $83.8 million, equal to $0.25 per share, to shareholders of record as of November 8, 2002.

In the last two years, our board of directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

In May 2003, our board of directors authorized a repurchase program of up to $300.0 million of our outstanding common stock. The repurchases will be made in

                         PRINCIPAL FINANCIAL GROUP, INC.

16. STOCKHOLDERS' EQUITY (CONTINUED)

the open market or through privately negotiated transactions, from time to time, depending on market conditions. As of December 31, 2003, $147.0 million remains outstanding under this repurchase program.

As a result of the demutualization, 363.7 thousand shares with a value of $6.7 million were issued to rabbi trusts held by us for certain employee benefit plans. These shares were reported as treasury stock and additional paid-in capital in the consolidated statements of stockholders' equity at December 31, 2001. In February 2002, these shares were sold, which generated proceeds of $8.0 million, with a cost of $6.7 million.

OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive  income (loss) includes all changes in stockholders' equity during
a  period  except  those  resulting  from   investments  by   stockholders   and
distributions to stockholders.

The components of accumulated other comprehensive income (loss) were as follows (in millions):

                                      NET             NET
                                   UNREALIZED      UNREALIZED
                                  GAINS (LOSSES)    GAINS          FOREIGN                     ACCUMULATED
                                  ON AVAILABLE-   (LOSSES) ON      CURRENCY      MINIMUM         OTHER
                                   FOR-SALE        DERIVATIVE     TRANSLATION    PENSION      COMPREHENSIVE
                                   SECURITIES     INSTRUMENTS     ADJUSTMENT    LIABILITY     INCOME (LOSS)
                                 ---------------- ------------- ------------- ------------ ---------------------

BALANCES AT JANUARY 1, 2001.....    $  134.2         $ (4.3)      $ (189.9)       $    -       $  (60.0)
Net change in unrealized gains
  (losses) on fixed maturities,
  available-for-sale............       511.0            -              -               -          511.0
Net change in unrealized gains
  (losses) on equity securities,
  available-for-sale............         3.4            -              -               -            3.4
Adjustments for assumed
  changes in amortization
  pattern:
  Deferred policy
    acquisition costs...........       (61.3)           -              -               -          (61.3)
  Unearned revenue reserves.....         4.3            -              -               -            4.3
Net change in unrealized
  gains (losses) on
  derivative instruments........         -             (8.9)           -               -           (8.9)
Provision for deferred income
  tax benefit (expense).........      (161.2)           3.1            -               -         (158.1)
Net change in unrealized gains
  (losses) on equity method
  subsidiaries and minority
  interest adjustments..........         3.1            -              -               -            3.1
Change in net foreign
  currency translation
  adjustment....................         -              -            (71.8)            -          (71.8)
Cumulative effect of
  accounting change, net of
  related income taxes..........        20.9          (24.0)         (11.1)            -          (14.2)
                                ----------------- ------------- ------------- ------------ ---------------------
BALANCES AT DECEMBER 31,
  2001..........................    $  454.4         $(34.1)      $ (272.8)       $    -       $  147.5


                         PRINCIPAL FINANCIAL GROUP, INC.

16. STOCKHOLDERS' EQUITY (CONTINUED)


                                      NET             NET
                                   UNREALIZED      UNREALIZED
                                   GAINS (LOSSES)    GAINS         FOREIGN                     ACCUMULATED
                                   ON AVAILABLE-   (LOSSES) ON     CURRENCY     MINIMUM          OTHER
                                   FOR-SALE        DERIVATIVE    TRANSLATION    PENSION      COMPREHENSIVE
                                   SECURITIES     INSTRUMENTS     ADJUSTMENT    LIABILITY     INCOME (LOSS)
                                 ---------------- ------------- ------------- ------------ ---------------------

BALANCES AT JANUARY 1, 2002.....      $454.4       $  (34.1)       $(272.8)     $    -          $ 147.5
Net change in unrealized gains
  (losses) on fixed maturities,
  available-for-sale............       844.4            -              -             -            844.4
Net change in unrealized gains
  (losses) on equity securities,
  available-for-sale............        45.1            -              -             -             45.1
Adjustments for assumed
  changes in amortization
  pattern:
  Deferred policy
    acquisition costs...........      (121.6)           -              -             -           (121.6)
  Unearned revenue reserves.....         6.4            -              -             -              6.4
Net change in unrealized
  gains (losses) on
  derivative instruments........         -           (114.6)           -             -           (114.6)
Net change in unrealized gains
  (losses) on policyholder
  dividend obligation...........       (33.6)           -              -             -            (33.6)
Provision for deferred income
  tax benefit (expense).........      (257.2)          40.1            -             -           (217.1)
Net change in unrealized gains
  (losses) on equity method
  subsidiaries and minority
  interest adjustments..........        (7.3)           -              -             -             (7.3)
Change in net foreign
  currency translation
  adjustment....................         -              -             86.6           -             86.6
                                 ----------------- ------------ ------------- ------------ ---------------------
BALANCES AT DECEMBER 31,
  2002..........................      $930.6       $ (108.6)       $(186.2)     $    -          $ 635.8


                         PRINCIPAL FINANCIAL GROUP, INC.

16. STOCKHOLDERS' EQUITY (CONTINUED)


                                      NET             NET
                                   UNREALIZED      UNREALIZED
                                   GAINS (LOSSES)    GAINS         FOREIGN                     ACCUMULATED
                                   ON AVAILABLE-   (LOSSES) ON     CURRENCY     MINIMUM          OTHER
                                   FOR-SALE        DERIVATIVE    TRANSLATION    PENSION      COMPREHENSIVE
                                   SECURITIES     INSTRUMENTS     ADJUSTMENT    LIABILITY     INCOME (LOSS)
                                 ---------------- ------------- ------------- ------------ ---------------------

BALANCES AT JANUARY 1, 2003.....     $   930.6      $ (108.6)      $ (186.2)     $  -           $    635.8
Net change in unrealized gains
  (losses) on fixed maturities,
  available-for-sale............         728.0           -              -           -                728.0
Net change in unrealized gains
  (losses) on equity securities,
  available-for-sale............          18.4           -              -           -                 18.4
Adjustments for assumed
  changes in amortization
  pattern:
  Deferred policy
    acquisition costs...........         (48.2)          -              -           -                (48.2)
  Unearned revenue reserves.....           1.6           -              -           -                  1.6
Net change in unrealized
  gains (losses) on
  derivative instruments........           -            76.3            -           -                 76.3
Net change in unrealized gains
  (losses) on policyholder
  dividend obligation...........         (65.3)          -              -           -                (65.3)
Provision for deferred income
  tax benefit (expense).........        (216.0)        (26.7)           -           1.4             (241.3)
Net change in unrealized gains
  (losses) on equity method
  subsidiaries and minority
  interest adjustments..........          (7.8)          -              -           -                 (7.8)
Change in net foreign
  currency translation
  adjustment....................           -             -             68.6         -                 68.6
Change in minimum pension
  liability.....................           -             -              -          (3.9)              (3.9)
Cumulative effect of
  accounting change, net of
  related income taxes..........           9.1           -              -           -                  9.1
                                ----------------- ------------- ------------- ------------ ---------------------
BALANCES AT DECEMBER 31,
  2003..........................     $ 1,350.4      $  (59.0)      $ (117.6)     $ (2.5)        $  1,171.3
                                ================= ============= ============= ============ =====================

                         PRINCIPAL FINANCIAL GROUP, INC.

16. STOCKHOLDERS' EQUITY (CONTINUED)

The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years (in millions):

                                                                          AS OF DECEMBER 31,
                                                             ----------------------------------------------
                                                                  2003           2002            2001
                                                             --------------- -------------- ---------------
Unrealized gains on available-for-sale securities
  arising during the year..............................          $605.9          $642.1        $ 537.7
Adjustment for realized losses on available-for-sale
  securities included in net income....................          (136.5)         (240.4)        (247.3)
                                                             --------------- -------------- ---------------
Unrealized gains on available-for-sale securities, as
  adjusted.............................................          $469.4          $401.7        $ 290.4
                                                             =============== ============== ===============


The above table is presented net of income tax, related changes in the amortization patterns of deferred policy acquisition costs and unearned revenue reserves.

DIVIDEND LIMITATIONS

Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2003 statutory results, Principal Life could pay approximately $701.2 million in stockholder dividends in 2004 without exceeding the statutory limitation.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                         PRINCIPAL FINANCIAL GROUP, INC.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The carrying amounts and estimated fair values of our financial instruments were as follows (in millions):

                                                               AS OF DECEMBER 31,
                                       --------------------------------------------------------------------
                                                     2003                               2002
                                       ---------------- ----------------- ---------------- ----------------
                                           CARRYING                          CARRYING
                                            AMOUNT        FAIR VALUE          AMOUNT         FAIR VALUE
                                       ---------------- ----------------- ---------------- ----------------
ASSETS (LIABILITIES)
Fixed maturities, available-for-
  sale ..............................     $37,449.7        $37,449.7         $34,185.7        $34,185.7
Fixed maturities, trading ...........         102.9            102.9             101.7            101.7
Equity securities, available-for-
  sale ..............................         712.5            712.5             378.7            378.7
Mortgage loans.......................      13,508.1         14,700.5          11,081.9         12,466.1
Policy loans.........................         804.1            804.1             818.5            818.5
Other investments....................       1,323.5          1,323.5           1,148.3          1,148.3
Cash and cash equivalents............       1,692.9          1,692.9           1,038.6          1,038.6
Investment-type insurance
  contracts..........................     (27,254.1)       (28,299.8)        (24,816.4)       (25,660.9)
Short-term debt......................      (1,617.8)        (1,617.8)           (564.8)          (564.8)
Long-term debt.......................      (2,767.3)        (2,889.2)         (1,332.5)        (1,459.3)


                         PRINCIPAL FINANCIAL GROUP, INC.

18. STATUTORY INSURANCE FINANCIAL INFORMATION

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

In 2003 and 2002, Principal Life received written approval from the State of Iowa to recognize as admitted assets those assets pledged by Principal Life on behalf of a wholly owned subsidiary instead of nonadmitting such assets. At December 31, 2003 and 2002, respectively, the statutory surplus of Principal Life was $707.0 million and $698.7 million greater than it would have been if NAIC SAP had been followed for this transaction. This permitted practice has no effect on Principal Life's net income for the years then ended. Principal Life is exploring other arrangements for the financing needs of this subsidiary, which would eliminate the pledging mentioned above.

Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. If the State of Iowa were to rescind its permission for the transaction described above, Principal Life's regulatory total adjusted capital would not fall below the authorized control level RBC amount. At December 31, 2003, Principal Life meets the RBC requirements.

Statutory net income and statutory capital and surplus of Principal Life were as follows (in millions):

                                                           AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------
                                                          2003               2002              2001
                                                    ------------------ ----------------- ------------------

Statutory net income...............................     $   577.1          $   402.1         $   415.0
Statutory surplus..................................       3,861.9            3,339.2           3,483.8


19. SEGMENT INFORMATION

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

                         PRINCIPAL FINANCIAL GROUP, INC.

19. SEGMENT INFORMATION (CONTINUED)

The International Asset Management and Accumulation segment offers retirement products and services, annuities, long-term mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico, Hong Kong and India and joint ventures in Brazil, Japan and Malaysia. Prior to October 31, 2002, the operating segment included BT Financial Group, an Australia based asset manager. We sold substantially all of BT Financial Group effective October 31, 2002, described further in Note 3. As a result, the results of operations (excluding corporate overhead) for BT Financial Group are reported as other after-tax adjustments for all periods presented.

The Life and Health insurance segment provides individual and group life insurance, group health insurance and individual and group disability insurance throughout the U.S.

The Mortgage Banking segment originates and services residential mortgage loan products for customers in the U.S.

The Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities (including interest expense), income on capital not allocated to other segments, intersegment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

The Corporate and Other segment included an equity ownership interest in Coventry Health Care, Inc. The ownership interest was sold in February 2002, described further in Note 4. The Corporate and Other segment's equity in earnings of Coventry Health Care, Inc., which was included in net investment income, was $2.1 million and $20.2 million during 2002 and 2001, respectively.

Management uses segment operating earnings for goal setting, determining employee compensation and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

                         PRINCIPAL FINANCIAL GROUP, INC.

19. SEGMENT INFORMATION (CONTINUED)

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

                                                                       AS OF DECEMBER 31,
                                                          ----------------------------------------------
                                                                   2003                    2002
                                                          ----------------------   ---------------------
                                                                           (IN MILLIONS)
ASSETS:
U.S. Asset Management and Accumulation ...............         $   83,904.8              $ 70,371.9
International Asset Management and Accumulation.......              3,011.4                 2,202.5
Life and Health Insurance.............................             12,171.8                11,356.3
Mortgage Banking......................................              5,558.8                 3,740.1
Corporate and Other ..................................              3,107.6                 2,190.5
                                                          ----------------------   ---------------------
  Total consolidated assets...........................         $  107,754.4              $ 89,861.3
                                                          ======================   =====================

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                     2003                  2002                 2001
                                              -------------------   -------------------   ------------------
                                                                      (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation....          $ 3,651.0             $ 3,780.5            $ 3,799.8
International Asset Management and
  Accumulation............................              412.1                 357.9                508.4
Life and Health Insurance.................            4,014.3               3,946.8              3,946.4
Mortgage Banking..........................            1,396.8               1,153.0                757.4
Corporate and Other.......................                8.8                 (15.1)               101.7
                                              -------------------   -------------------   ------------------
  Total segment operating revenues........            9,483.0               9,223.1              9,113.7
Net realized/unrealized capital losses,
  including recognition of front-end fee
  revenues and certain market value
  adjustments to fee revenues.............              (78.8)               (400.6)              (527.4)
                                              -------------------   -------------------   ------------------
Investment income generated from IPO
  proceeds................................                -                     -                    6.3
                                              -------------------   -------------------   ------------------
  Total revenue per consolidated
     statements of operations.............          $ 9,404.2             $ 8,822.5            $ 8,592.6
                                              ===================   ===================   ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

19. SEGMENT INFORMATION (CONTINUED)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                      2003                  2002                 2001
                                              -------------------   -------------------   ------------------
                                                                      (IN MILLIONS)
OPERATING EARNINGS (LOSS) BY SEGMENT,
  NET OF RELATED INCOME TAXES:
U.S. Asset Management and Accumulation ...           $  433.8              $  370.9           $ 353.8
International Asset Management and
  Accumulation............................               34.9                  19.5               2.3
Life and Health Insurance.................              241.2                 233.1             201.2
Mortgage Banking..........................               53.2                 142.9             126.7
Corporate and Other ......................              (12.5)                (17.0)             38.1
                                              -------------------   -------------------   ------------------
  Total segment operating earnings, net
    of related income taxes...............              750.6                 749.4             722.1
Net realized/unrealized capital losses,
  as adjusted.............................              (51.6)               (243.9)           (321.0)
Other after-tax adjustments (1)...........               47.3                (363.2)            (42.3)
                                              -------------------   -------------------   ------------------
  Net income per consolidated statements
    of operations.........................           $  746.3              $  142.3           $ 358.8
                                              ===================   ===================   ==================

----------------------
(1) In 2003, other after-tax adjustments of $47.3 million included (1) the positive effect of: (a) a decrease in income tax reserves established for contested IRS tax audit matters ($28.9 million) and (b) a change in the estimated loss on disposal of BT Financial Group ($21.8 million) and (2) the negative effect of a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million).

    In 2002, other after-tax adjustments of ($363.2) million included (1) the negative effects of: (a) a cumulative effect of accounting change related to the implementation of SFAS 142 ($280.9 million); (b) a loss from the discontinued operations of BT Financial Group ($196.7 million); (c) an increase to a loss contingency reserve established for sales practice litigation ($21.6 million); and (d) expenses related to the demutualization ($2.0 million) and (2) the positive effect of the settlement of an IRS audit issue ($138.0 million).

    In 2001,  other after-tax  adjustments of ($42.3)  million  included (1) the negative effects of: (a) expenses related to the demutualization ($18.6 million); (b) a loss from the discontinued operations of BT Financial Group ($11.2 million); (c) a cumulative effect of accounting change related to the implementation of SFAS 133 ($10.7 million); and (d) an increase to a loss contingency reserve established for sales practice litigation ($5.9 million) and (2) the positive effect of investment income generated from the proceeds of the IPO ($4.1 million).

                         PRINCIPAL FINANCIAL GROUP, INC.

19. SEGMENT INFORMATION (CONTINUED)

The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                     2003                  2002                 2001
                                              -------------------   -------------------   ------------------
                                                                       (IN MILLIONS)
INCOME TAX EXPENSE (BENEFIT) BY SEGMENT:
U.S. Asset Management and
  Accumulation............................          $ 136.1             $  96.3               $  82.5
International Asset Management and
  Accumulation............................              5.1                 7.1                  (2.6)
Life and Health Insurance.................            122.6               122.1                 104.5
Mortgage Banking..........................             31.1               101.9                  78.4
Corporate and Other.......................            (16.3)              (31.5)                 19.4
                                              -------------------   -------------------   ------------------
  Total segment income taxes from
    operating earnings....................            278.6               295.9                 282.2
Taxes related to net realized/unrealized
  capital losses, as adjusted.............            (26.7)             (134.0)               (187.8)
Taxes related to other after-tax
  adjustments.............................            (26.1)             (116.0)                (11.0)
                                              -------------------   -------------------   ------------------
  Total income tax expense per
    consolidated statements of
    operations............................          $ 225.8             $  45.9               $  83.4
                                              ===================   ===================   ==================

                         PRINCIPAL FINANCIAL GROUP, INC.

19. SEGMENT INFORMATION (CONTINUED)

The following table summarizes operating revenues for our products and services (in millions):

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------
                                                    2003                 2002                2001
                                             -------------------- ------------------- --------------------

U.S. Asset Management and
  Accumulation:
Full-service accumulation................         $ 1,099.5             $1,076.5            $1,116.6
Full-service payout......................             862.5              1,191.8             1,214.8
Investment only..........................             905.9                886.4               918.1
                                             -------------------- ------------------- --------------------
  Total pension..........................           2,867.9              3,154.7             3,249.5

Individual annuities.....................             354.9                303.8               263.3
Mutual funds.............................             121.1                113.8               108.3
Other and eliminations...................              36.3                 32.2                19.0
                                             -------------------- ------------------- --------------------
  Total U.S. Asset Accumulation..........           3,380.2              3,604.5             3,640.1
Principal Global Investors...............             313.4                216.4               194.9
Eliminations.............................             (42.6)               (40.4)              (35.2)
                                             -------------------- ------------------- --------------------
  Total U.S. Asset Management and
    Accumulation.........................           3,651.0              3,780.5             3,799.8

International Asset Management and
  Accumulation...........................             412.1                357.9               508.4

Life and Health Insurance:
Life insurance...........................           1,607.7              1,629.6             1,658.7
Health insurance.........................           2,104.4              2,058.3             2,061.3
Disability insurance.....................             302.2                258.9               226.4
                                             -------------------- ------------------- --------------------
  Total Life and Health Insurance........           4,014.3              3,946.8             3,946.4

Mortgage Banking:
Mortgage loan production.................             694.3                562.9               354.4
Mortgage loan servicing..................             702.5                590.1               403.0
                                             -------------------- ------------------- --------------------
  Total Mortgage Banking.................           1,396.8              1,153.0               757.4

Corporate and Other......................               8.8                (15.1)              101.7
                                             -------------------- ------------------- --------------------
Total operating revenues.................         $ 9,483.0             $9,223.1            $9,113.7
                                             ==================== =================== ====================
Total operating revenues.................         $ 9,483.0             $9,223.1            $9,113.7

Net realized/unrealized capital losses,
  including recognition of front-end fee
  revenues and certain market value
  adjustments to fee revenues............             (78.8)              (400.6)             (527.4)
Other after-tax adjustments..............               -                    -                   6.3
                                             -------------------- ------------------- --------------------
Total GAAP revenues......................         $ 9,404.2             $8,822.5            $8,592.6
                                             ==================== =================== ====================


                         PRINCIPAL FINANCIAL GROUP, INC.

20. STOCK-BASED COMPENSATION PLANS

As of December 31, 2003, we sponsor the Stock Incentive Plan, Directors Stock Plan, Stock Purchase Plan and Long Term Performance Plan.

Under the terms of the Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units or stock appreciation rights. Total options granted under this plan were 2.2 million, 1.5 million and
3.7 million in 2003, 2002 and 2001, respectively. Options outstanding under the Stock Incentive Plan were granted at a price equal to the market value of our common stock on the date of grant, and expire ten years after the grant date. Options granted in 2001 have cliff vesting over a three-year period. Subsequent to 2001, all options granted have graded vesting over a three-year period.

In 2003, 281,492 restricted stock units were issued to certain employees pursuant to the Stock Incentive Plan at a weighted-average award price of $32.33. Units awarded have graded or cliff vesting over a three-year period.

In 2003, 26,727 stock appreciation rights were issued to agents meeting certain production requirements. The stock appreciation rights will vest ratably over a three-year-period. At December 31, 2003, we had 25,120 stock appreciation rights outstanding, and we recorded $0.1 million in compensation expense related to the plan.

The Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock or restricted stock units to our nonemployee directors. The total number of shares to be issued under this plan may not exceed 500,000 shares. Options granted under the Directors Stock Plan have an exercise price equal to the fair market value of the common stock on the date of the grant and a term equal to the earlier of three years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Since no options were to become exercisable for directors earlier than eighteen months following October 26, 2001, the date of demutualization, option grants made in 2002 under this plan cliff-vested one year from grant date. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. Options granted under this plan amounted to 25,155 options in 2003 and 52,000 options in 2002. There were no grants under this plan in 2001.

Beginning in 2002, 16,641 restricted stock units were issued pursuant to the Directors Stock Plan at a weighted-average award price of $28.02 to all directors in office. In 2003, 10,400 restricted stock units were issued at a weighted-average award price of $30.27. The number received by each director is prorated with respect to the amount of time remaining in the director's term. Restrictions on the sale or transfer of restricted stock units shall lapse in installments from the date of grant to the date of the end of the director's term. When service to the company ceases, all vesting stops and unvested units are forfeited. The unamortized deferred compensation was $0.3 million and $0.1 million at December 31, 2003 and 2002, respectively.

We also maintain the Long Term Performance Plan, which provides the opportunity for eligible executives to share in the success of Principal Financial Group, Inc., if specified minimum corporate performance objectives are achieved over a three-year period. This plan was amended in May 2001, to utilize stock as an option for payment starting with payments in 2003. For the years ended December 31, 2003, 2002 and 2001, we recorded compensation expense of $7.1 million, $4.4 million and $13.7 million, respectively, related to the plan.

                         PRINCIPAL FINANCIAL GROUP, INC.

20. STOCK-BASED COMPENSATION PLANS (CONTINUED)

The maximum number of shares of common stock we may issue under the Stock Incentive Plan, together with an excess plan (a nonqualified defined contribution retirement plan), the Directors Stock Plan, the Long Term Performance Plan and any new plan awarding our common stock, in the five years following the completion of the initial public offering, is 6% of the number of shares outstanding immediately following the completion of the IPO. As of December 31, 2003 and 2002, a total of 15,382,192 and 17,493,989 shares, respectively, were available to be made issuable by us for these plans.

Under our Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. For 2001, 2002 and 2003, the maximum amount an employee could contribute during any plan year was the lesser of $10,000, or such greater or lesser amount as determined by the plan administrator, and 10% of the employee's salary. Effective January 1, 2004, employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the share's fair market value as of the beginning or end of the quarter, whichever is lower. Under the Stock Purchase Plan, employees purchased 639,524, 713,885 and 320,406 shares during 2003, 2002 and 2001, respectively. In 2003 and 2002, an additional 14,634 and 5,415 shares, respectively, were purchased from dividends and reinvested into participants' accounts.

The maximum number of shares of common stock that we may issue under the Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the IPO. As of December 31, 2003 and 2002, a total of 5,542,303 and 6,181,826 shares, respectively, are available to be made issuable by us for this plan.

In 2001, compensation expense was recognized for stock option awards issued to career agents using the fair value method as prescribed in FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25. The compensation cost that has been charged against income for the Stock Incentive Plan, Directors Stock Plan and Stock Purchase Plan was $22.7 million, $10.5 million and $0.01 million for 2003, 2002 and 2001, respectively.

The weighted-average estimated fair value of stock options granted during 2003, 2002 and 2001, using the Black-Scholes option valuation model was $10.66, $10.19 and $6.07 per share, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

                                     2003              2002           2001
                                 ------------      -----------      ------------

Dividend yield..............         .91   %            .91 %           1.12   %
                                 ============      ===========      ============
Expected volatility.........       38.6    %          32.5  %          37.5    %
                                 ============      ===========      ============
Risk-free interest rate.....        3.1    %           4.7  %           3.7    %
                                 ============      ===========      ============
Expected life (in years)....        6                  6                3
                                 ============      ===========      ============

The fair value of the employees' purchase rights, which represent a price equal to 15% of the share's fair market value under the Stock Purchase Plan, was $1.6 million in 2001.

                         PRINCIPAL FINANCIAL GROUP, INC.

20. STOCK-BASED COMPENSATION PLANS (CONTINUED)

The following is a summary of the status of all of our stock option plans as of December 31, 2003, and related changes during the year then ended:

                                                                                             WEIGHTED-
                                                                        NUMBER OF         AVERAGE EXERCISE
                                                                         SHARES               PRICE
                                                                   ------------------- -------------------

Options outstanding at January 1, 2001............................                -          $   -
   Granted........................................................        3,671,000             22.33
   Exercised......................................................                -              -
   Canceled.......................................................           32,800             22.33
                                                                   -------------------
Options outstanding at December 31, 2001.                                 3,638,200             22.33
   Granted........................................................        1,492,905             27.59
   Exercised......................................................              600             22.33
   Canceled.......................................................          993,380             23.08
                                                                   -------------------
Options outstanding at December 31, 2002.                                 4,137,125             24.05
   Granted........................................................        2,235,820             27.64
   Exercised......................................................           13,869             26.18
   Canceled.......................................................          476,718             23.77
                                                                   -------------------
Options outstanding at December 31, 2003..........................        5,882,358            $25.43

Options exercisable at December 31, 2001..........................            1,000            $22.33
                                                                   ===================
Options exercisable at December 31, 2002..........................           22,000            $22.33
                                                                   ===================
Options exercisable at December 31, 2003..........................          515,254            $27.13
                                                                   ===================


At December 31, 2003, we had 5.9 million stock options outstanding with a weighted-average remaining contractual life of 8.4 years and a weighted-average exercise price of $25.43.

21. EARNINGS PER SHARE

After our IPO, SFAS No. 128, EARNINGS PER SHARE, was adopted, which requires disclosure of basic and diluted earnings per share.

For purposes of our unaudited basic and diluted pro forma earnings per share calculations for the period January 1, 2001 through October 25, 2001, the weighted-average number of shares outstanding was assumed to be 360.8 million shares. These shares represent 260.8 million shares issued to policyholders entitled to receive compensation in the demutualization and 100.0 million shares sold to investors in the IPO, prior to the underwriters' exercise of the overallotment option. The shares issued to the policyholders include 56.2 million shares issued as policy credits.

                         PRINCIPAL FINANCIAL GROUP, INC.

21. EARNINGS PER SHARE (CONTINUED)

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

                                                                                        PRO FORMA
                                                 FOR THE YEAR      FOR THE YEAR      (UNAUDITED) FOR
                                                    ENDED             ENDED           THE YEAR ENDED
                                                 DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                                    2003              2002                2001
                                               ----------------- ------------------ ------------------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Income from continuing operations, net of
  related income taxes......................     $ 727.9            $619.9               $380.7
                                               ================= ================== ==================
Weighted-average shares outstanding:
  Basic.....................................       326.0             350.2                362.4
  Dilutive effects:
    Stock options (1).......................         0.5               0.4                  -
    Long term performance plan (2)..........         0.3               0.1                  -
    Restricted stock units (3)..............         -                 -                    -
                                               ----------------- ------------------ ------------------
  Diluted...................................       326.8             350.7                362.4
                                               ================= ================== ==================
Income from continuing operations
  per share:
  Basic.....................................     $   2.23           $  1.77              $  1.05
                                               ================= ================== ==================
  Diluted...................................         2.23              1.77                 1.05
                                               ================= ================== ==================

-------------------------
(1) The dilutive effect of the stock options was less than 0.1 million shares in 2001.
(2) The Long Term Performance Plan had no dilutive impact in 2001 since the only option for payment was cash.
(3) The dilutive effect of the restricted stock units was less than 0.1 million shares in 2001, 2002 and 2003.

The calculation of diluted earnings per share for the years ended December 31, 2003 and 2002, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

The calculation of diluted earnings per share for the year ended December 31, 2001, excludes the incremental effect related to a treasury stock repurchase forward contract. This contract's inception price is in excess of the average volume weighted-average price for purchases of our stock during the period the contract has been outstanding, resulting in an antidilutive effect.

                         PRINCIPAL FINANCIAL GROUP, INC.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 2003 and 2002:

                                                               FOR THE THREE MONTHS ENDED
                                         -----------------------------------------------------------------------
                                             MARCH 31          JUNE 30         SEPTEMBER 30       DECEMBER 31
                                         ---------------- ----------------- ------------------ -----------------
                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
2003
   Total revenues.......................     $2,296.8         $2,412.4           $2,216.5          $2,478.5
   Total expenses.......................      2,074.6          2,127.3            1,981.9           2,266.7
   Income from continuing operations,
     net of related income taxes........        156.4            202.6              175.5             193.4
   Income (loss) from discontinued
     operations, net of related
     income taxes.......................         (0.7)            (0.4)              12.4              10.5
   Net income...........................        155.7            202.2              184.5             203.9
   Basic earnings per share for income
     from continuing operations, net of
     related income taxes...............     $    0.47        $    0.62          $    0.54         $    0.60
   Basic earnings per share for net
     income.............................          0.47             0.62               0.54              0.60
   Diluted earnings per share for
     income from continuing operations,
     net of related income taxes .......          0.47             0.62               0.57              0.63
   Diluted earnings per share for net
     income.............................          0.47             0.62               0.57              0.63

2002
   Total revenues.......................     $2,227.8         $2,335.5           $1,995.9          $2,263.3
   Total expenses.......................      1,877.8          2,187.2            1,950.9           2,140.8
   Income from continuing operations,
     net of related income taxes........        243.7            116.4               42.6             217.2
   Income (loss) from discontinued
     operations, net of related income
     taxes..............................          2.3              3.8             (201.0)             (1.8)
   Net income (loss)....................        (34.9)           120.2             (158.4)            215.4
   Basic earnings per share for income
     from continuing operations, net of
     related income taxes...............     $    0.68        $    0.33          $    0.12         $    0.65
   Basic earnings per share
     for net income (loss)..............         (0.10)            0.34              (0.46)             0.64
   Diluted earnings per share for
     income from continuing operations,
     net of related income taxes........          0.68             0.33               0.12              0.64
   Diluted earnings per share for net
     income (loss)......................         (0.10)            0.34              (0.45)             0.64


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our U.S. life insurance subsidiary, Principal Life, is in the process of establishing special purpose entities to issue secured medium-term notes. Under the program, the payment obligations of principal and interest on the notes are secured by funding agreements issued by Principal Life. This program is in addition to the two medium-term note programs described in Note 11. Principal Life's payment obligations on the funding agreements are fully and unconditionally guaranteed by Principal Financial Group, Inc. All of the outstanding stock of Principal Life is indirectly owned by Principal Financial Group, Inc. and Principal Financial Group, Inc. is the only guarantor of the payment obligations of the funding agreements.

Effective October 26, 2001, Principal Mutual Holding Company converted from a mutual insurance holding company to a stock company subsidiary of Principal Financial Group, Inc. For more information on the demutualization, see Note 1.

The following tables set forth condensed consolidating financial information of Principal Life and Principal Financial Group, Inc. as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001.

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2003

                                  PRINCIPAL     PRINCIPAL LIFE    PRINCIPAL FINANCIAL                     PRINCIPAL
                                  FINANCIAL       INSURANCE       SERVICES, INC. AND                      FINANCIAL
                                 GROUP, INC.       COMPANY        OTHER SUBSIDIARIES                     GROUP, INC.
                                 PARENT ONLY         ONLY            COMBINED (1)        ELIMINATIONS    CONSOLIDATED
                                -------------- ------------------ --------------------- --------------- -----------------
                                                                    (IN MILLIONS)
ASSETS
Investments, excluding
  investment in
  unconsolidated entities.......    $    -           $48,156.9          $  8,610.9       $ (1,357.2)      $   55,410.6
Investment in unconsolidated
  entities......................     7,234.0             793.8             5,693.3        (13,553.9)             167.2
Cash and cash equivalents.......       173.8             640.5             1,360.5           (481.9)           1,692.9
Other intangibles...............         -                 4.5               116.9              -                121.4
Mortgage loan servicing rights..         -                 -               1,953.1              -              1,953.1
Separate account assets.........         -            42,753.4               632.2             22.2           43,407.8
All other assets................         1.7           3,825.7             1,374.4           (200.4)           5,001.4
                                -------------- ------------------ --------------------- --------------- -----------------
  Total assets..................    $7,409.5         $96,174.8           $19,741.3       $(15,571.2)      $  107,754.4
                                ============== ================== ===================== =============== =================

LIABILITIES
Contractholder funds............    $    -           $29,040.4          $     11.9       $   (149.8)      $   28,902.5
Future policy benefits and
  claims........................         -            14,025.3             1,449.4              -             15,474.7
Other policyholder funds........         -               706.2                 4.0              -                710.2
Short-term debt.................         -                 -               2,053.8           (436.0)           1,617.8
Long-term debt..................         -               423.3             2,630.7           (286.7)           2,767.3
Income taxes currently
  payable.......................         -               160.0                 4.3            (74.3)              90.0
Deferred income taxes...........         8.2             974.0               666.9             (5.1)           1,644.0
Separate account liabilities....         -            42,753.4               632.2             22.2           43,407.8
Other liabilities...............         1.7           1,226.1             5,054.2           (541.5)           5,740.5
                                -------------- ------------------ --------------------- --------------- -----------------
  Total liabilities.............    $    9.9         $89,308.7          $ 12,507.4       $ (1,471.2)      $  100,354.8


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


      CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (CONTINUED)
                                DECEMBER 31, 2003

                                 PRINCIPAL     PRINCIPAL LIFE    PRINCIPAL FINANCIAL                       PRINCIPAL
                                 FINANCIAL       INSURANCE        SERVICES, INC. AND                       FINANCIAL
                                GROUP, INC.       COMPANY         OTHER SUBSIDIARIES                      GROUP, INC.
                                PARENT ONLY         ONLY             COMBINED (1)        ELIMINATIONS    CONSOLIDATED
                               -------------- ----------------- ----------------------- --------------- ----------------
                                                                   (IN MILLIONS)
STOCKHOLDERS' EQUITY
Common stock..................   $     3.8      $        2.5       $           -          $     (2.5)    $      3.8
Additional paid-in capital....     7,153.2           5,052.1               6,796.9         (11,849.0)       7,153.2
Retained earnings (deficit)...       630.4             594.6                (734.4)            139.8          630.4
Accumulated other
  comprehensive income........     1,171.3           1,216.9               1,171.4          (2,388.3)       1,171.3
Treasury stock, at cost ......    (1,559.1)              -                     -                 -         (1,559.1)
                               -------------- ----------------- ----------------------- --------------- ----------------
  Total stockholders' equity..     7,399.6           6,866.1               7,233.9         (14,100.0)       7,399.6
                               -------------- ----------------- ----------------------- --------------- ----------------
  Total liabilities and
    stockholders' equity......   $ 7,409.5      $   96,174.8       $      19,741.3        $(15,571.2)    $107,754.4
                               ============== ================= ======================= =============== ================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.

23.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2002

                                  PRINCIPAL     PRINCIPAL LIFE    PRINCIPAL FINANCIAL                     PRINCIPAL
                                  FINANCIAL       INSURANCE       SERVICES, INC. AND                      FINANCIAL
                                 GROUP, INC.       COMPANY        OTHER SUBSIDIARIES                     GROUP, INC.
                                 PARENT ONLY         ONLY            COMBINED (1)       ELIMINATIONS     CONSOLIDATED
                               ---------------- ----------------- --------------------- --------------- -----------------
                                                                      (IN MILLIONS)
ASSETS
Investments, excluding
   investment in
   unconsolidated entities..... $        -       $     43,880.9        $  5,882.7       $     (873.6)         $48,890.0
Investment in unconsolidated
   entities....................      6,333.7              818.8           4,891.4          (11,938.3)             105.6
Cash and cash equivalents......        332.1              585.7             809.7             (688.9)           1,038.6
Other intangibles..............          -                  2.8              86.0                -                 88.8
Mortgage loan servicing rights.          -                  -             1,518.6                -              1,518.6
Separate account assets........          -             33,105.9             407.1              (11.6)          33,501.4
All other assets...............          1.4            3,239.5           2,047.3             (569.9)           4,718.3
                               ---------------- ----------------- --------------------- --------------- -----------------
   Total assets................ $    6,667.2     $     81,633.6        $ 15,642.8       $  (14,082.3)         $89,861.3
                               ================ ================= ===================== =============== =================
LIABILITIES
Contractholder funds........... $        -       $     26,374.2        $     17.8       $      (77.0)         $26,315.0
Future policy benefits and
   claims......................          -             13,634.9           1,101.5                -             14,736.4
Other policyholder funds.......          -                635.5               7.4                -                642.9
Short-term debt................          -                  -               953.7             (388.9)             564.8
Long-term debt.................          -                405.8           1,211.4             (284.7)           1,332.5
Income taxes currently payable.          -                 83.7              73.5             (157.2)               -
Deferred income taxes..........          8.4              609.0             596.6              (36.3)           1,177.7
Separate account liabilities...          -             33,105.9             407.1              (11.6)          33,501.4
Other liabilities..............          1.6            1,046.7           4,940.1           (1,055.0)           4,933.4
                               ---------------- ----------------- --------------------- --------------- -----------------
   Total liabilities...........         10.0           75,895.7           9,309.1           (2,010.7)          83,204.1

STOCKHOLDERS' EQUITY
Common stock................... $        3.8     $          2.5        $      -         $       (2.5)         $     3.8
Additional paid-in capital.....      7,106.3            5,015.0           6,758.1          (11,773.1)           7,106.3
Retained earnings (deficit)....         29.4              (64.7)         (1,060.2)           1,124.9               29.4
Accumulated other
   comprehensive income........        635.8              785.1             635.8           (1,420.9)             635.8

Treasury stock, at cost .......     (1,118.1)               -                 -                  -             (1,118.1)
                               ---------------- ----------------- --------------------- --------------- -----------------
   Total stockholders' equity..      6,657.2            5,737.9           6,333.7          (12,071.6)           6,657.2
                               ---------------- ----------------- --------------------- --------------- -----------------
   Total liabilities and
   stockholders' equity........ $    6,667.2     $     81,633.6        $ 15,642.8       $  (14,082.3)         $89,861.3
                               ================ ================= ===================== =============== =================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                  PRINCIPAL      PRINCIPAL LIFE    PRINCIPAL FINANCIAL                      PRINCIPAL
                                  FINANCIAL       INSURANCE        SERVICES, INC. AND                       FINANCIAL
                                 GROUP, INC.       COMPANY         OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY         ONLY            COMBINED (1)        ELIMINATIONS     CONSOLIDATED
                                ---------------- ---------------- --------------------- --------------- -----------------
                                                                    (IN MILLIONS)
REVENUES
Premiums and other
  considerations................     $   -        $ 3,423.7           $     210.4       $     -          $ 3,634.1
Fees and other revenues.........         -            827.3               1,782.5          (193.6)         2,416.2
Net investment income...........         3.5        2,948.9                 455.8            11.4          3,419.6
Net realized/unrealized capital
  gains (losses)................         -            (83.5)                 61.5           (43.7)           (65.7)
                                ---------------- ---------------- --------------------- --------------- -----------------
  Total revenues................         3.5        7,116.4               2,510.2          (225.9)         9,404.2

EXPENSES
Benefits, claims, and
  settlement expenses...........         -          4,590.2                 279.0            (7.9)         4,861.3
Dividends to policyholders......         -            307.9                   -               -              307.9
Operating expenses..............        10.8        1,499.2               1,946.8          (175.5)         3,281.3
                                ---------------- ---------------- --------------------- --------------- -----------------
  Total expenses................        10.8        6,397.3               2,225.8          (183.4)         8,450.5
                                ---------------- ---------------- --------------------- --------------- -----------------
Income (loss) from continuing
  operations before income
  taxes.........................        (7.3)         719.1                 284.4           (42.5)           953.7

Income taxes (benefits).........        (2.7)         134.4                 107.4           (13.3)           225.8
Equity in the net income of
  subsidiaries, excluding
  discontinued operations and
  cumulative effect of
  accounting change.............       732.5           74.5                 564.5        (1,371.5)             -
                                ---------------- ---------------- --------------------- --------------- -----------------
Income from continuing
  operations, net of related
  income taxes..................       727.9          659.2                 741.5        (1,400.7)           727.9

Income from discontinued
  operations, net of related
  income taxes..................        21.8            -                    21.8           (21.8)            21.8
                                ---------------- ---------------- --------------------- --------------- -----------------
Income before cumulative
  effect of accounting change...       749.7          659.2                 763.3        (1,422.5)           749.7

Cumulative effect of accounting
  change, net of related
  income taxes..................        (3.4)           -                   (12.4)           12.4             (3.4)
                                ---------------- ---------------- --------------------- --------------- -----------------
Net income......................     $ 746.3      $   659.2           $     750.9       $(1,410.1)       $   746.3
                                ================ ================ ===================== =============== =================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                       PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                       PRINCIPAL
                                       FINANCIAL       INSURANCE      SERVICES, INC. AND                        FINANCIAL
                                      GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY        ONLY            COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                     -------------- ---------------- --------------------- ---------------- ----------------
                                                                         (IN MILLIONS)
REVENUES
Premiums and other considerations... $      -           $ 3,705.1        $     176.7         $    -           $ 3,881.8
Fees and other revenues.............        -               707.9            1,478.1           (195.2)          1,990.8
Net investment income...............        4.0           2,923.1              353.7             23.9           3,304.7
Net realized/unrealized capital
  gains (losses)....................        -              (528.1)             139.5             33.8            (354.8)
                                     -------------- ---------------- --------------------- ---------------- ----------------
  Total revenues....................        4.0           6,808.0            2,148.0           (137.5)          8,822.5

EXPENSES
Benefits, claims, and settlement
   expenses.........................        -             4,955.9              267.7             (6.7)          5,216.9
Dividends to policyholders..........        -               316.6                -                -               316.6
Operating expenses..................        7.1           1,375.0            1,404.7           (163.6)          2,623.2
                                     -------------- ---------------- --------------------- ---------------- ----------------
  Total expenses....................        7.1           6,647.5            1,672.4           (170.3)          8,156.7
                                     -------------- ---------------- --------------------- ---------------- ----------------
Income (loss) from continuing
   operations before income taxes...       (3.1)            160.5              475.6             32.8             665.8

Income taxes (benefits).............       (1.3)           (144.1)             179.5             11.8              45.9
Equity in the net income of
   subsidiaries, excluding
   discontinued operations and
   cumulative effect of accounting
   change...........................      621.7             247.5              325.6         (1,194.8)              -
                                     -------------- ---------------- --------------------- ---------------- ----------------
Income from continuing operations,
   net of related income taxes......      619.9             552.1              621.7         (1,173.8)            619.9

Loss from discontinued operations,
    net of related income taxes.....     (196.7)              -               (196.7)           196.7            (196.7)
                                     -------------- ---------------- --------------------- ---------------- ----------------
Income before cumulative
    effect of accounting change.....      423.2             552.1              425.0           (977.1)            423.2

Cumulative effect of accounting
    change, net of related
    income taxes....................     (280.9)              -               (280.9)           280.9            (280.9)
                                     -------------- ---------------- --------------------- ---------------- ----------------
Net income.......................... $    142.3         $   552.1        $     144.1         $ (696.2)        $   142.3
                                     ============== ================ ===================== ================ ================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                       PRINCIPAL        PRINCIPAL LIFE   PRINCIPAL FINANCIAL                       PRINCIPAL
                                       FINANCIAL          INSURANCE      SERVICES, INC. AND                        FINANCIAL
                                      GROUP, INC.          COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY (2)       ONLY            COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                    ----------------- ----------------- --------------------- ---------------- ----------------
                                                                         (IN MILLIONS)
REVENUES
Premiums and other considerations..     $     -         $  3,763.8         $      358.5        $     -          $ 4,122.3
Fees and other revenues............           -              648.8              1,123.5           (171.6)         1,600.7
Net investment income..............           0.7          3,091.0                263.3             28.6          3,383.6
Net realized/unrealized capital
  losses...........................           -             (375.9)              (138.1)             -             (514.0)
                                    ----------------- ----------------- --------------------- ---------------- ----------------
  Total revenues...................           0.7          7,127.7              1,607.2           (143.0)         8,592.6

EXPENSES
Benefits, claims, and settlement
  expenses.........................           -            5,067.0                416.7             (1.6)         5,482.1
Dividends to policyholders.........           -              313.7                  -                -              313.7
Operating expenses.................           0.3          1,419.7              1,054.1           (141.4)         2,332.7
                                    ----------------- ----------------- --------------------- ---------------- ----------------
  Total expenses...................           0.3          6,800.4              1,470.8           (143.0)         8,128.5
                                    ----------------- ----------------- --------------------- ---------------- ----------------
Income from continuing operations
  before income taxes..............           0.4            327.3                136.4              -              464.1

Income taxes.......................           0.2             43.3                 39.9              -               83.4
Equity in the net income (loss) of
  subsidiaries, excluding
  discontinued operations and
  cumulative effect of accounting
  change...........................          (7.4)            93.9                273.3           (359.8)             -
                                    ----------------- ----------------- --------------------- ---------------- ----------------
Income (loss) from continuing
  operations, net of related
  income taxes.....................          (7.2)           377.9                369.8           (359.8)           380.7

Loss from discontinued operations,
  net of related income taxes......         (11.2)             -                  (11.2)            11.2            (11.2)
                                    ----------------- ----------------- --------------------- ---------------- ----------------
Income (loss) before cumulative                              377.9
  effect of accounting change......         (18.4)                                358.6           (348.6)           369.5
Cumulative effect of accounting
  change, net of related income
  taxes............................         (10.7)           (10.7)                 -               10.7            (10.7)
                                    ----------------- ----------------- --------------------- ---------------- ----------------
Net income (loss) .................     $   (29.1)      $    367.2         $      358.6        $  (337.9)       $   358.8
                                    ================= ================= ===================== ================ ================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

(2) The Principal Financial Group, Inc. ("PFG") parent company only Statement of Operations reflects the results of operations of PFG from October 26, 2001, the effective date of the demutualization and initial public offering. Prior to October 26, 2001, the date Principal Mutual Holding Company converted from a mutual insurance holding company to a stock company, PFG, a Delaware business corporation, had no assets or operations.

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                       PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                       PRINCIPAL
                                       FINANCIAL       INSURANCE      SERVICES, INC. AND                        FINANCIAL
                                      GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY        ONLY            COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                     -------------- ---------------- --------------------- ---------------- ----------------
                                                                         (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities............    $  (3.3)      $ 2,302.7           $  1,318.2         $     96.2       $  3,713.8

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.......................        -          (9,550.3)            (1,804.4)             414.3        (10,940.4)
  Sales...........................        -           2,273.8              1,028.5             (339.6)         2,962.7
  Maturities......................        -           4,380.2                849.5                -            5,229.7
Net cash flows from trading
  securities......................        -               -                    2.0               (2.0)             -
Mortgage loans acquired or
  originated......................        -          (1,544.2)            (61,334.2)             49.4        (62,829.0)
Mortgage loans sold or repaid.....        -           1,088.1             63,094.8              (47.3)        64,135.6
Purchase of mortgage servicing
  rights..........................        -               -               (1,098.4)               -           (1,098.4)
Proceeds from sale of mortgage
  servicing rights................        -               -                   29.9                -               29.9
Real estate acquired..............        -            (245.3)               (38.0)               -             (283.3)
Real estate sold..................        -              82.6                 50.7                -              133.3
Net change in property and
  equipment.......................        -             (21.8)                (7.1)               -              (28.9)
Net proceeds from sales of
  subsidiaries....................        -              18.4                 40.9              (18.4)            40.9
Purchases of interest in
  subsidiaries, net of cash
  acquired........................        -             (26.1)              (110.1)               -             (136.2)
Dividends received from
  unconsolidated entities.........      425.0           189.2               (172.0)            (442.2)             -
Net change in other investments...        -             159.5                (17.2)              93.5            235.8
                                     -------------- ---------------- --------------------- ---------------- ----------------
Net cash provided by (used in)
    investing activities..........    $ 425.0       $(3,195.9)          $    514.9         $   (292.3)      $ (2,548.3)


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                       PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                       PRINCIPAL
                                       FINANCIAL       INSURANCE      SERVICES, INC. AND                        FINANCIAL
                                      GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY        ONLY            COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                     -------------- ---------------- --------------------- ---------------- ----------------
                                                                         (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock...........  $    18.3         $    -              $     -           $    -          $    18.3
Acquisition and sales of treasury
  stock, net.......................     (453.0)             -                    -                -             (453.0)
Dividends to shareholders..........     (145.3)             -                    -                -             (145.3)
Issuance of long-term debt.........        -               31.6                 34.7            (31.6)            34.7
Principal repayments of
  long-term debt...................        -              (14.1)              (100.7)            29.5            (85.3)
Net repayments of short-term
  borrowings.......................        -                -               (1,164.0)           (19.8)        (1,183.8)
Dividends paid to parent...........        -                -                 (425.0)           425.0              -
Investment contract deposits.......        -            9,586.0                  -                -            9,586.0
Investment contract withdrawals....        -           (8,666.2)                 -                -           (8,666.2)
Net increase in bank deposits......        -                -                  372.7              -              372.7
Proceeds from financing element
  derivatives......................        -              118.0                  -                -              118.0
Proceeds for financing element
  derivatives......................        -             (107.3)                 -                -             (107.3)
                                     -------------- ---------------- --------------------- ---------------- ----------------
Net cash provided by (used in)
  financing activities.............     (580.0)           948.0             (1,282.3)           403.1           (511.2)
                                     -------------- ---------------- --------------------- ---------------- ----------------
Net increase (decrease) in cash
  and cash equivalents.............     (158.3)            54.8                550.8            207.0            654.3

Cash and cash equivalents at
  beginning of year................      332.1            585.7                809.7           (688.9)         1,038.6
                                     -------------- ---------------- --------------------- ---------------- ----------------
Cash and cash equivalents at end
  of year..........................  $   173.8         $  640.5            $ 1,360.5         $ (481.9)       $ 1,692.9
                                     ============== ================ ===================== ================ ================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                       PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                       PRINCIPAL
                                       FINANCIAL       INSURANCE      SERVICES, INC. AND                        FINANCIAL
                                      GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY        ONLY            COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                     -------------- ---------------- --------------------- ---------------- ----------------
                                                                         (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by operating
  activities......................    $     7.2      $  2,928.6          $   2,519.4       $    (75.6)       $  5,379.6

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.......................          -         (14,517.3)            (2,447.2)           281.0         (16,683.5)
  Sales...........................          -           8,094.4                365.6              -             8,460.0
  Maturities......................          -           3,629.2                844.1              -             4,473.3
Net cash flows from trading
  securities......................          -               -                  (84.4)             2.0             (82.4)
Mortgage loans acquired or
  originated......................          -            (960.0)           (48,976.4)          (280.9)        (50,217.3)
Mortgage loans sold or repaid.....          -           1,368.5             48,745.5            (86.3)         50,027.7
Purchase of mortgage servicing
  rights..........................          -               -                 (931.7)             -              (931.7)
Proceeds from sale of mortgage
  servicing rights................          -               -                    8.6              -                 8.6
Real estate acquired..............          -            (204.7)               (69.1)             -              (273.8)
Real estate sold..................          -             168.9                 86.8              -               255.7
Net change in property and
  equipment.......................          -             (52.9)                (6.6)             -               (59.5)
Net proceeds from sales of
  subsidiaries....................          -               -                  500.8              -               500.8
Purchases of interest in
  subsidiaries, net of cash
  acquired........................          -               -                  (54.5)             -               (54.5)
Dividends received from
  (contributions to)
  unconsolidated entities.........      1,100.0           206.0               (194.4)        (1,111.6)              -
Net change in other investments...          -              86.6                877.3           (465.4)            498.5
                                  ----------------- ---------------- --------------------- -------------    ----------------
Net cash provided by (used in)
  investing activities............    $ 1,100.0      $ (2,181.3)         $  (1,335.6)      $ (1,661.2)       $ (4,078.1)


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                       PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                       PRINCIPAL
                                       FINANCIAL       INSURANCE      SERVICES, INC. AND                        FINANCIAL
                                      GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY        ONLY            COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                     -------------- ---------------- --------------------- ---------------- ----------------
                                                                         (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock...........   $    22.0         $    -         $       -            $   -            $     22.0
Acquisition and sales of treasury
  stock, net.......................      (750.4)             -                 8.0              -                (742.4)
Dividends to shareholders..........       (83.8)             -                 -                -                 (83.8)
Issuance of long-term debt.........         -                0.1              64.0              -                  64.1
Principal repayments of
  long-term debt...................         -              (91.3)            (81.8)            63.1              (110.0)
Net proceeds of short-term
  borrowings.......................         -                -               265.1           (211.9)               53.2
Dividends paid to parent...........         -             (590.2)         (1,100.0)         1,690.2                 -
Investment contract deposits.......         -            7,014.1               -                -               7,014.1
Investment contract withdrawals....         -           (7,225.7)              -                -              (7,225.7)
Net increase in bank deposits......         -                -               184.4              -                 184.4
                                      ------------- ---------------- --------------------- ---------------- ----------------
Net cash used in financing
  activities.......................      (812.2)          (893.0)           (660.3)         1,541.4              (824.1)
                                      ------------- ---------------- --------------------- ---------------- ----------------
Net increase (decrease) in cash
  and cash equivalents.............       295.0           (145.7)            523.5           (195.4)              477.4

Cash and cash equivalents at
  beginning of year................        37.1            731.4             286.2           (493.5)              561.2
                                      ------------- ---------------- --------------------- ---------------- ----------------
Cash and cash equivalents at end
  of year..........................   $   332.1         $  585.7       $     809.7          $(688.9)         $  1,038.6
                                     ============== ================ ===================== ================ ================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                       PRINCIPAL      PRINCIPAL LIFE   PRINCIPAL FINANCIAL                       PRINCIPAL
                                       FINANCIAL        INSURANCE      SERVICES, INC. AND                        FINANCIAL
                                       GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY (2)     ONLY            COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                     ---------------- ---------------- --------------------- ---------------- ----------------
                                                                         (IN MILLIONS)

OPERATING ACTIVITIES
Net cash provided by
  operating activities..........     $      0.2      $   2,252.7         $     1,562.6        $     97.1     $   3,912.6

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.....................            -          (11,939.5)             (2,932.3)              -         (14,871.8)
  Sales.........................            -            6,441.6                 205.3              60.8         6,707.7
  Maturities....................            -            2,440.6               2,288.9               -           4,729.5
Net cash flows from
  trading securities............            -                -                   (17.0)              -             (17.0)
Mortgage loans acquired or
  originated....................            -             (357.1)            (40,549.0)            449.2       (40,456.9)
Mortgage loans sold or repaid..             -            1,636.2              39,638.2            (365.8)       40,908.6
Purchase of mortgage
  servicing rights..............            -                -                  (968.4)              -            (968.4)
Proceeds from sale of mortgage
  servicing rights..............            -                -                    31.5               -              31.5
Real estate acquired............            -             (279.8)                (10.2)              -            (290.0)
Real estate sold................            -              795.3                   8.5               -             803.8
Net change in property and
  equipment.....................            -              (78.5)                (12.1)              -             (90.6)
Net disbursements from sales
  of subsidiaries...............            -               (1.4)                 (6.5)              -              (7.9)
Purchases of interest in
  subsidiaries, net of cash
  acquired......................            -                -                   (11.1)              -             (11.1)
Dividends received from
  (contributions to)
  unconsolidated entities.......       (1,614.7)           598.3                (695.1)          1,711.5             -
Net change in other
  investments...................            -             (281.6)               (499.4)            575.6          (205.4)
                                     -------------- ---------------- --------------------- --------------  -----------------
Net cash used in investing
  activities....................     $ (1,614.7)     $  (1,025.9)         $   (3,528.7)       $  2,431.3     $  (3,738.0)


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                       PRINCIPAL       PRINCIPAL LIFE   PRINCIPAL FINANCIAL                       PRINCIPAL
                                       FINANCIAL         INSURANCE      SERVICES, INC. AND                        FINANCIAL
                                      GROUP, INC.        COMPANY        OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY (2)     ONLY            COMBINED (1)         ELIMINATIONS      CONSOLIDATED
                                     ----------------- ---------------- --------------------- ---------------- ----------------
                                                                               (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock.........       $2,019.3       $      -          $        -           $     -            $ 2,019.3
Payments to eligible
  policyholders under plan of
  conversion.....................            -           (1,177.5)                -                 -             (1,177.5)
Acquisition of treasury stock....         (367.7)             -                   -                 -               (367.7)
Issuance of long-term debt.......            -                0.1               149.1               -                149.2
Principal repayments of
  long-term debt.................            -             (175.4)              (53.7)             24.7             (204.4)
Net proceeds (repayments) of
  short-term borrowings..........            -             (604.9)              111.0             546.0               52.1
Dividends paid to parent.........            -            1,044.7             1,614.7          (2,659.4)               -
Investment contract deposits.....            -            5,054.9                 -                 -              5,054.9
Investment contract                          -                                    -                 -
  withdrawals....................                        (6,075.1)                                                (6,075.1)
Net increase in bank deposits....            -                -                 144.8               -                144.8
                                     ----------------- ---------------- --------------------- ---------------- ----------------
Net cash provided by (used in)
  financing activities...........        1,651.6         (1,933.2)            1,965.9          (2,088.7)            (404.4)
                                     ----------------- ---------------- --------------------- ---------------- ----------------
Net increase (decrease) in
  cash and cash equivalents......           37.1           (706.4)               (0.2)            439.7             (229.8)

Cash and cash equivalents at
  beginning of year..............             -           1,437.8               286.4            (933.2)             791.0
                                     ----------------- ---------------- --------------------- ---------------- ----------------
Cash and cash equivalents at
  end of year....................       $   37.1       $    731.4        $      286.2         $  (493.5)         $   561.2
                                     ================= ================ ===================== ================ ================

SCHEDULE OF NONCASH
  TRANSACTIONS
Policy credits to eligible
  policyholders under plan of
  conversion.....................                      $    472.6                                                $   472.6
                                                       ================                                        ================
Stock issued in exchange for
  membership interest............                      $  5,050.3                                                $ 5,050.3
                                                       ================                                        ================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.
(2) The PFG parent company only Statement of Cash Flows reflects the results of operations of PFG from October 26, 2001, the effective date of the demutualization and initial public offering. Prior to October 26, 2001, the date Principal Mutual Holding Company converted from a mutual insurance holding company to a stock company, PFG, a Delaware business corporation, had no assets or operations.

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission. The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts. If we issue securities, we intend to use the proceeds from the sale of the securities offered by this prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001.

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2003

                                                                          PRINCIPAL LIFE
                                       PRINCIPAL        PRINCIPAL          INSURANCE                              PRINCIPAL
                                       FINANCIAL        FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.      SERVICES, INC.   OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY         ONLY               COMBINED          ELIMINATIONS      CONSOLIDATED
                                     --------------- ----------------  --------------------- ---------------- ----------------
                                                                        (IN MILLIONS)
ASSETS
Investments, excluding
  investment in
  unconsolidated entities.......      $    -           $   150.5         $  55,260.1         $      -          $  55,410.6
Investment in unconsolidated
  entities......................       7,234.0           7,771.7               167.2          (15,005.7)             167.2
Cash and cash equivalents.......         173.8             872.7               870.1             (223.7)           1,692.9
Other intangibles...............           -                 -                 121.4                -                121.4
Mortgage loan servicing rights..           -                 -               1,953.1                -              1,953.1
Separate account assets.........           -                 -              43,407.8                -             43,407.8
All other assets................           1.7             186.1             4,940.1              (17.5)           5,001.4
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total assets..................      $7,409.5         $ 8,981.0         $ 106,610.8         $(15,246.9)       $ 107,754.4
                                     =============== ================= ===================== ================ ================
LIABILITIES
Contractholder funds............      $    -           $     -           $  28,902.5         $      -          $  28,902.5
Future policy benefits and
  claims........................           -                 -              15,474.7                -             15,474.7
Other policyholder funds........           -                 -                 710.2                -                710.2
Short-term debt.................           -               399.9             1,228.6              (10.7)           1,617.8
Long-term debt..................           -               664.0             2,103.3                -              2,767.3
Income taxes currently
  payable.......................           -                14.1                76.6               (0.7)              90.0
Deferred income taxes...........           8.2              20.7             1,615.1                -              1,644.0
Separate account liabilities....           -                 -              43,407.8                -             43,407.8
Other liabilities...............           1.7             648.3             5,320.3             (229.8)           5,740.5
                                      -------------- ----------------- --------------------- ---------------- ----------------
  Total liabilities.............      $    9.9         $ 1,747.0         $  98,839.1         $   (241.2)       $ 100,354.8


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


      CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (CONTINUED)
                                DECEMBER 31, 2003
                                                                          PRINCIPAL LIFE
                                       PRINCIPAL        PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL        FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.      SERVICES, INC.    OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY         ONLY               COMBINED          ELIMINATIONS      CONSOLIDATED
                                     --------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
STOCKHOLDERS' EQUITY
Common stock....................       $      3.8     $         -        $          64.4     $       (64.4)       $      3.8
Additional paid-in capital......          7,153.2           6,796.9              5,851.8         (12,648.7)          7,153.2
Retained earnings (deficit).....            630.4            (734.3)               685.6              48.7             630.4
Accumulated other
  comprehensive income..........          1,171.3           1,171.4              1,169.9          (2,341.3)          1,171.3
Treasury stock, at cost.........         (1,559.1)              -                    -                 -            (1,559.1)
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total stockholders' equity....          7,399.6           7,234.0              7,771.7         (15,005.7)          7,399.6
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total liabilities and
    stockholders' equity........       $  7,409.5     $     8,981.0      $     106,610.8     $   (15,246.9)       $107,754.4
                                     =============== ================= ===================== ================ ================

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2002

                                                                          PRINCIPAL LIFE
                                       PRINCIPAL        PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL        FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.      SERVICES, INC.    OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY         ONLY               COMBINED          ELIMINATIONS      CONSOLIDATED
                                     --------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
ASSETS
Investments, excluding
  investment in
  unconsolidated entities.......      $      -            $    461.7       $  48,428.3         $      -          $  48,890.0
Investment in unconsolidated
  entities......................         6,333.7             6,402.2             110.9          (12,741.2)             105.6
Cash and cash equivalents.......           332.1               977.7             301.4             (572.6)           1,038.6
Other intangibles...............             -                   -                88.8                -                 88.8
Mortgage loan servicing rights..             -                   -             1,518.6                -              1,518.6
Separate account assets.........             -                   -            33,513.1              (11.7)          33,501.4
All other assets................             1.4               280.3           4,702.6             (266.0)           4,718.3
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total assets..................      $  6,667.2          $  8,121.9       $  88,663.7         $(13,591.5)       $  89,861.3
                                     =============== ================= ===================== ================ ================
LIABILITIES
Contractholder funds............      $      -            $      -         $  26,315.0         $      -          $  26,315.0
Future policy benefits and
  claims........................             -                   -            14,736.4                -             14,736.4
Other policyholder funds........             -                   -               642.9                -                642.9
Short-term debt.................             -                 157.5             407.3                -                564.8
Long-term debt..................             -                 663.8             668.7                -              1,332.5
Income taxes currently
  payable.......................             -                  59.4             195.1             (254.5)               -
Deferred income taxes...........             8.4                26.0           1,149.7               (6.4)           1,177.7
Separate account liabilities....             -                   -            33,513.1              (11.7)          33,501.4
Other liabilities...............             1.6               881.5           4,633.3             (583.0)           4,933.4
                                     --------------- ----------------- --------------------- ---------------- ----------------
   Total liabilities............            10.0             1,788.2          82,261.5             (855.6)          83,204.1

STOCKHOLDERS' EQUITY
Common stock....................             3.8                 -                56.1              (56.1)               3.8
Additional paid-in capital......         7,106.3             6,758.1           5,733.2          (12,491.3)           7,106.3
Retained earnings (deficit).....            29.4            (1,060.2)            (17.6)           1,077.8               29.4
Accumulated other comprehensive
  income........................           635.8               635.8             630.5           (1,266.3)             635.8
Treasury stock, at cost.........        (1,118.1)                -                 -                  -             (1,118.1)
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total stockholders' equity....         6,657.2             6,333.7           6,402.2          (12,735.9)           6,657.2
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total liabilities and
    stockholders' equity........      $  6,667.2          $  8,121.9       $  88,663.7         $(13,591.5)       $  89,861.3
                                     =============== ================= ===================== ================ ================

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                          PRINCIPAL LIFE
                                       PRINCIPAL        PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL        FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.      SERVICES, INC.    OTHER SUBSIDIARIES                      GROUP, INC.
                                      PARENT ONLY         ONLY               COMBINED          ELIMINATIONS     CONSOLIDATED
                                     --------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
REVENUES
Premiums and other considerations...   $    -         $      -          $      3,634.1         $      -           $ 3,634.1
Fees and other revenues.............        -                -                 2,417.2               (1.0)          2,416.2
Net investment income...............        3.5            115.9               3,299.4                0.8           3,419.6
Net realized/unrealized capital
  gains (losses)....................        -               22.6                 (88.3)               -               (65.7)
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total revenues....................        3.5            138.5               9,262.4               (0.2)          9,404.2

EXPENSES
Benefits, claims, and settlement
  expenses..........................        -                -                 4,861.3                -             4,861.3
Dividends to policyholders..........        -                -                   307.9                -               307.9
Operating expenses..................       10.8             65.2               3,205.5               (0.2)          3,281.3
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total expenses....................       10.8             65.2               8,374.7               (0.2)          8,450.5
                                     --------------- ----------------- --------------------- ---------------- ----------------
Income (loss) from continuing
  operations before income taxes....       (7.3)            73.3                 887.7                -               953.7

Income taxes (benefits).............       (2.7)            11.5                 217.0                -               225.8
Equity in the net income of
  subsidiaries, excluding
  discontinued operations and
  cumulative effect of
  accounting change.................      732.5            689.1                   -             (1,421.6)              -
                                     --------------- ----------------- --------------------- ---------------- ----------------
Income from continuing
  operations, net of related
  income taxes......................      727.9            750.9                 670.7           (1,421.6)            727.9
Income from discontinued
  operations, net of related
  income taxes......................       21.8              -                    21.8              (21.8)             21.8
                                     --------------- ----------------- --------------------- ---------------- ----------------
Income before cumulative
  effect of accounting change.......      749.7            750.9                 692.5           (1,443.4)            749.7

Cumulative effect of accounting
  change, net of related
  income taxes......................       (3.4)             -                    (3.4)               3.4              (3.4)
                                     --------------- ----------------- --------------------- ---------------- ----------------
Net income..........................   $  746.3       $    750.9        $        689.1         $ (1,440.0)        $   746.3
                                     =============== ================= ===================== ================ ================

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                          PRINCIPAL LIFE
                                       PRINCIPAL        PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL        FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.      SERVICES, INC.    OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY         ONLY               COMBINED          ELIMINATIONS      CONSOLIDATED
                                     --------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
REVENUES
Premiums and other considerations..     $    -         $     -            $  3,881.8           $       -         $ 3,881.8
Fees and other revenues............          -               -               1,991.7                  (0.9)        1,990.8
Net investment income..............          4.0            95.4             3,204.4                   0.9         3,304.7
Net realized/unrealized capital
  gains (losses)...................          -              10.0              (364.8)                  -            (354.8)
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total revenues...................          4.0           105.4             8,713.1                   -           8,822.5

EXPENSES
Benefits, claims, and settlement
  expenses.........................          -               -               5,216.9                   -           5,216.9
Dividends to policyholders.........          -               -                 316.6                   -             316.6
Operating expenses.................          7.1            62.4             2,553.7                   -           2,623.2
                                     --------------- ----------------- --------------------- ---------------- ----------------
  Total expenses...................          7.1            62.4             8,087.2                   -           8,156.7
                                     --------------- ----------------- --------------------- ---------------- ----------------
Income (loss) from continuing
  operations before income taxes...         (3.1)           43.0               625.9                   -             665.8

Income taxes (benefits)............         (1.3)           11.8                35.4                   -              45.9
Equity in the net income of
  subsidiaries, excluding
  discontinued operations and
  cumulative effect of
  accounting change................        621.7             3.3                 -                  (625.0)            -
                                     --------------- ----------------- --------------------- ---------------- ----------------
Income from continuing
  operations, net of related
  income taxes.....................        619.9            34.5               590.5                (625.0)          619.9
Income (loss) from discontinued
operations, net of related
income taxes.......................       (196.7)          109.6              (306.3)                196.7          (196.7)
                                      --------------- ----------------- --------------------- ---------------- ----------------
Income before cumulative
  effect of accounting change......        423.2           144.1               284.2                (428.3)          423.2

Cumulative effect of accounting
  change, net of related
  income taxes.....................       (280.9)            -                (280.9)                280.9          (280.9)
                                     --------------- ----------------- --------------------- ---------------- ----------------
Net income.........................     $  142.3       $   144.1           $     3.3           $    (147.4)      $   142.3
                                     =============== ================= ===================== ================ ================


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                            PRINCIPAL LIFE
                                       PRINCIPAL          PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL          FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.        SERVICES, INC.    OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY (1)       ONLY              COMBINED           ELIMINATIONS      CONSOLIDATED
                                     ----------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
REVENUES
Premiums and other considerations..     $     -          $     -             $  4,122.3          $      -         $  4,122.3
Fees and other revenues............           -                -                1,600.7                 -            1,600.7
Net investment income..............           0.7             15.3              3,367.6                 -            3,383.6
Net realized/unrealized capital
  gains (losses)...................           -                0.4               (514.4)                -             (514.0)
                                     ----------------- ----------------- --------------------- ---------------- ----------------
  Total revenues...................           0.7             15.7              8,576.2                 -            8,592.6

EXPENSES
Benefits, claims, and settlement
  expenses.........................           -                -                5,482.1                 -            5,482.1
Dividends to policyholders.........           -                -                  313.7                 -              313.7
Operating expenses.................           0.3              7.8              2,324.6                 -            2,332.7
                                     ----------------- ----------------- --------------------- ---------------- ----------------
  Total expenses...................           0.3              7.8              8,120.4                 -            8,128.5
                                     ----------------- ----------------- --------------------- ---------------- ----------------
Income from continuing operations
  before income taxes..............           0.4              7.9                455.8                 -              464.1

Income taxes (benefits)............           0.2             (0.4)                83.6                 -               83.4
Equity in the net loss of
  subsidiaries, excluding
  discontinued operations and
  cumulative effect of accounting
  change...........................          (7.4)           (37.6)                 -                  45.0              -
                                     ----------------- ----------------- --------------------- ---------------- ----------------
Income (loss) from continuing
  operations, net of related
  income taxes....................           (7.2)           (29.3)               372.2                45.0            380.7

Loss from discontinued operations,
  net of related income taxes......         (11.2)             -                  (11.2)               11.2            (11.2)
                                     ----------------- ----------------- --------------------- ---------------- ----------------
Income (loss) before cumulative
  effect of accounting change......         (18.4)           (29.3)               361.0                56.2            369.5
Cumulative effect of accounting
  change, net of related income
  taxes............................         (10.7)             -                  (10.7)               10.7            (10.7)
                                     ----------------- ----------------- --------------------- ---------------- ----------------
Net income (loss) .................     $   (29.1)       $   (29.3)          $    350.3          $     66.9       $    358.8
                                     ================= ================= ===================== ================ ================


-----------------------
(1) The PFG parent company only Statement of Operations reflects the results of operations of PFG from October 26, 2001, the effective date of the demutualization and initial public offering. Prior to October 26, 2001, the date Principal Mutual Holding Company converted from a mutual insurance holding company to a stock company, PFG, a Delaware business corporation, had no assets or operations.

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                          PRINCIPAL LIFE
                                       PRINCIPAL        PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL        FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.      SERVICES, INC.    OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY         ONLY               COMBINED          ELIMINATIONS      CONSOLIDATED
                                     --------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities............     $  (3.3)        $  (132.4)        $    3,551.5          $    298.0       $     3,713.8

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.......................         -               525.6            (11,126.4)             (339.6)          (10,940.4)
  Sales...........................         -              (139.8)             2,762.9               339.6             2,962.7
  Maturities......................         -                 -                5,229.7                 -               5,229.7
Net cash flows from trading
  securities......................         -                 -                    -                   -                   -
Mortgage loans acquired or
  originated......................         -                 -              (62,829.0)                -             (62,829.0)
Mortgage loans sold or repaid.....         -                 -               64,135.6                 -              64,135.6
Purchase of mortgage servicing
  rights..........................         -                 -               (1,098.4)                -              (1,098.4)
Proceeds from sale of mortgage
  servicing rights................         -                 -                   29.9                 -                  29.9
Real estate acquired..............         -                 -                 (283.3)                -                (283.3)
Real estate sold..................         -                 -                  133.3                 -                 133.3
Net change in property and
  equipment.......................         -                 -                  (28.9)                -                 (28.9)
Net proceeds from sales of
  subsidiaries....................         -                 -                   40.9                 -                  40.9
Purchases of interest in
  subsidiaries, net of cash
  acquired........................         -                (8.2)              (128.0)                -                (136.2)
Dividends received from
  (contributions to)
  unconsolidated entities.........       425.0             (57.1)               142.5              (510.4)                -
Net change in other investments...         -              (110.6)               244.3               102.1               235.8
                                     --------------- ----------------- --------------------- ---------------- ----------------
Net cash provided by (used in)
  investing activities............     $ 425.0         $   209.9         $   (2,774.9)         $   (408.3)      $    (2,548.3)


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                          PRINCIPAL LIFE
                                       PRINCIPAL        PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL        FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.      SERVICES, INC.    OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY         ONLY               COMBINED          ELIMINATIONS      CONSOLIDATED
                                     --------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock...........    $   18.3         $    -              $        -         $      -        $      18.3
Acquisition and sales of treasury
  stock, net.......................      (453.0)             -                       -                -             (453.0)
Dividends to shareholders..........      (145.3)             -                       -                -             (145.3)
Issuance of long-term debt.........         -                0.2                    34.7             (0.2)            34.7
Principal repayments of long-
  term debt........................         -                -                     (85.5)             0.2            (85.3)
Net proceeds (repayments) of
  short-term borrowings............         -              242.3                (1,415.5)           (10.6)        (1,183.8)
Dividends paid to parent...........         -             (425.0)                  (44.8)           469.8              -
Investment contract deposits.......         -                -                   9,586.0              -            9,586.0
Investment contract withdrawals....         -                -                  (8,666.2)             -           (8,666.2)
Net increase in bank deposits......         -                -                     372.7              -              372.7
Proceeds from financing element
  derivatives......................         -                -                     118.0              -              118.0
Proceeds for financing element
  derivatives......................         -                -                    (107.3)             -             (107.3)
                                     --------------- ----------------- --------------------- ---------------- -----------------
Net cash used in financing
  activities.......................      (580.0)          (182.5)                 (207.9)           459.2           (511.2)
                                     --------------- ----------------- --------------------- ---------------- ----------------
Net increase (decrease) in cash
  and cash equivalents.............      (158.3)          (105.0)                  568.7            348.9            654.3

Cash and cash equivalents at
  beginning of year................       332.1            977.7                   301.4           (572.6)         1,038.6
                                     --------------- ----------------- --------------------- ---------------- ----------------
Cash and cash equivalents at end
  of year..........................  $    173.8         $  872.7            $      870.1       $   (223.7)     $   1,692.9
                                     =============== ================= ===================== ================ ================


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                           PRINCIPAL LIFE
                                       PRINCIPAL        PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL        FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.      SERVICES, INC.    OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY         ONLY               COMBINED          ELIMINATIONS      CONSOLIDATED
                                     --------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by operating
  activities.......................   $     7.2       $    465.0         $     5,214.4         $    (307.0)    $   5,379.6

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases........................         -             (352.4)            (16,331.1)                -         (16,683.5)
  Sales............................         -                7.1               8,452.9                 -           8,460.0
  Maturities.......................         -                -                 4,473.3                 -           4,473.3
Net cash flows from trading
  securities.......................         -                -                   (82.4)                -             (82.4)
Mortgage loans acquired or
  originated.......................         -                -               (50,217.3)                -         (50,217.3)
Mortgage loans sold or repaid......         -                -                50,027.7                 -          50,027.7
Purchase of mortgage servicing
  rights...........................         -                -                  (931.7)                -            (931.7)
Proceeds from sale of mortgage
  servicing rights.................         -                -                     8.6                 -               8.6
Real estate acquired...............         -                -                  (273.8)                -            (273.8)
Real estate sold...................         -                -                   255.7                 -             255.7
Net change in property and
  equipment........................         -                -                   (59.5)                -             (59.5)
Net proceeds from sales of
  subsidiaries.....................         -                -                   500.8                 -             500.8
Purchases of interest in
  subsidiaries, net of cash
  acquired.........................         -                -                   (54.5)                -             (54.5)
Dividends received from
  (contributions to)
  unconsolidated entities..........     1,100.0           (480.4)                130.0              (749.6)            -
Net change in other investments....         -            1,402.0                (189.0)             (714.5)          498.5
                                     --------------- ----------------- --------------------- ---------------- ----------------
Net cash provided by (used in)
  investing activities.............   $ 1,100.0       $    576.3         $    (4,290.3)       $   (1,464.1)    $  (4,078.1)


                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                          PRINCIPAL LIFE
                                       PRINCIPAL        PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL        FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.      SERVICES, INC.    OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY         ONLY               COMBINED          ELIMINATIONS      CONSOLIDATED
                                     --------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock...........   $     22.0         $       -        $         -            $      -       $       22.0
Acquisition and sales of treasury
  stock, net.......................       (750.4)                -                  8.0                 -             (742.4)
Dividends to shareholders..........        (83.8)                -                  -                   -              (83.8)
Issuance of long-term debt.........          -                   0.2               64.1                (0.2)            64.1
Principal repayments of
  long-term debt...................          -                   -               (110.2)                0.2           (110.0)
Net proceeds (repayment) of
  short-term borrowings............          -                 (42.3)              95.5                 -               53.2
Dividends paid to parent...........          -              (1,100.0)            (590.2)            1,690.2              -
Investment contract deposits.......          -                   -              7,014.1                 -            7,014.1
Investment contract withdrawals....          -                   -             (7,225.7)                -           (7,225.7)
Net increase in bank deposits......          -                   -                184.4                 -              184.4
                                     --------------- ----------------- --------------------- ---------------- ----------------
Net cash used in financing
  activities.......................       (812.2)           (1,142.1)            (560.0)            1,690.2           (824.1)
                                     --------------- ----------------- --------------------- ---------------- ----------------
Net increase (decrease) in cash
  and cash equivalents.............        295.0              (100.8)             364.1               (80.9)           477.4

Cash and cash equivalents at
  beginning of year................         37.1             1,078.5              (62.7)             (491.7)           561.2
                                     --------------- ----------------- --------------------- ---------------- ----------------
Cash and cash equivalents at end
  of year..........................   $    332.1         $     977.7      $       301.4          $   (572.6)    $    1,038.6
                                     =============== ================= ===================== ================ ================

                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                                            PRINCIPAL LIFE
                                       PRINCIPAL          PRINCIPAL           INSURANCE                             PRINCIPAL
                                       FINANCIAL          FINANCIAL          COMPANY AND                            FINANCIAL
                                      GROUP, INC.        SERVICES, INC.    OTHER SUBSIDIARIES                       GROUP, INC.
                                      PARENT ONLY (1)       ONLY              COMBINED           ELIMINATIONS      CONSOLIDATED
                                     ----------------- ----------------- --------------------- ---------------- ----------------
                                                                          (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities..........      $      0.2           $   (457.2)         $    3,713.4      $   656.2         $   3,912.6

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.....................             -                    -               (14,871.8)           -             (14,871.8)
  Sales.........................             -                    -                 6,707.7            -               6,707.7
  Maturities....................             -                    -                 4,729.5            -               4,729.5
Net cash flows from trading
  securities....................             -                    -                   (17.0)           -                 (17.0)
Mortgage loans acquired or
  originated....................             -                    -               (40,456.9)           -             (40,456.9)
Mortgage loans sold or repaid...             -                    -                40,908.6            -              40,908.6
Purchase of mortgage servicing
  rights........................             -                    -                  (968.4)           -                (968.4)
Proceeds from sale of mortgage
  servicing rights..............             -                    -                    31.5            -                  31.5
Real estate acquired............             -                    -                  (290.0)           -                (290.0)
Real estate sold................             -                    -                   803.8            -                 803.8
Net change in property and
  equipment.....................             -                    -                   (90.6)           -                 (90.6)
Net disbursements from sales
  of subsidiaries...............             -                    -                    (7.9)           -                  (7.9)
Purchases of interest in
  subsidiaries, net of cash
  acquired......................             -                    -                   (11.1)           -                 (11.1)
Dividends received from
  (contributions to)
  unconsolidated entities.......        (1,614.7)             1,411.2                 709.9         (506.4)                -
Net change in other
  investments...................             -                    -                  (419.4)         214.0              (205.4)
                                     ----------------- ----------------- --------------------- ---------------- ----------------
Net cash provided by (used in)
  investing activities..........      $ (1,614.7)          $  1,411.2          $   (3,242.1)     $  (292.4)        $  (3,738.0)



                         PRINCIPAL FINANCIAL GROUP, INC.

23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                                            PRINCIPAL LIFE
                                       PRINCIPAL          PRINCIPAL           INSURANCE                            PRINCIPAL
                                       FINANCIAL          FINANCIAL          COMPANY AND                           FINANCIAL
                                      GROUP, INC.        SERVICES, INC.    OTHER SUBSIDIARIES                      GROUP, INC.
                                      PARENT ONLY (1)       ONLY              COMBINED           ELIMINATIONS     CONSOLIDATED
                                     ----------------- ----------------- --------------------- ---------------- ----------------
                                                                              (IN MILLIONS)

FINANCING ACTIVITIES
Issuance of common stock.........      $  2,019.3         $   -             $        -           $      -          $  2,019.3
Payments to eligible
  policyholders under plan of
  conversion.....................             -               -                 (1,177.5)               -            (1,177.5)
Acquisition of treasury stock....          (367.7)            -                      -                  -              (367.7)
Issuance of long-term debt.......             -               -                    149.2                -               149.2
Principal repayments of
  long-term debt.................             -              (0.5)                (203.9)               -              (204.4)
Net proceeds (repayments) of
  short-term borrowings..........             -             200.0                 (147.9)               -                52.1
Dividends paid to parent.........             -             (75.0)                   -                 75.0               -
Investment contract deposits.....             -               -                  5,054.9                -             5,054.9
Investment contract
  withdrawals....................             -               -                 (6,075.1)               -            (6,075.1)
Net increase in bank deposits....             -               -                    144.8                -               144.8
                                     ----------------- ----------------- --------------------- ---------------- ----------------
Net cash provided by (used in)
  financing activities...........         1,651.6           124.5               (2,255.5)              75.0            (404.4)
Net increase (decrease) in
  cash and cash equivalents......            37.1         1,078.5               (1,784.2)             438.8            (229.8)

Cash and cash equivalents at
  beginning of year..............             -               -                  1,721.5             (930.5)            791.0
                                     ----------------- ----------------- --------------------- ---------------- ----------------
Cash and cash equivalents at
  end of year....................      $     37.1        $1,078.5           $      (62.7)        $   (491.7)       $    561.2
                                     ================= ================= ===================== ================ ================
SCHEDULE OF NONCASH
  TRANSACTIONS
Policy credits to eligible
  policyholders under plan of
  conversion..................                                              $      472.6                           $    472.6
                                                                         ======================                 ================
Stock issued in exchange for
  membership interest..........                                             $    5,050.3                           $  5,050.3
                                                                         ======================                 ================

-----------------------
(1) The PFG parent company only Statement of Cash Flows reflects the results of operations of PFG from October 26, 2001, the effective date of the demutualization and initial public offering. Prior to October 26, 2001, the date Principal Mutual Holding Company converted from a mutual insurance holding company to a stock company, PFG, a Delaware business corporation, had no assets or operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer,
J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2003, and have concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2004 annual shareholders meeting (the "Proxy Statement") which will be filed with the Securities and Exchange Commission ("SEC") on or about April 5, 2004, under the captions, "Election of Directors", "Governance of the Company - Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by
Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

EQUITY COMPENSATION PLAN INFORMATION

In general, the Company has four compensation plans under which its equity securities are authorized for issuance to employees or directors: the Principal Financial Group, Inc. Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Long-Term Performance Plan, and the Principal Financial Group, Inc. Directors Stock Plan. The information called for by Item 12 pertaining to equity compensation is set forth in the Proxy Statement under the caption "Approval of Compensation Plans - Equity Compensation Plan Information," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, "Compensation Committee Interlocks and Insider Participation" and "CertainRelationships and Related Transactions," and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 pertaining to principal accountant fees and services is set forth in the Proxy Statement under the caption, "Ratification of Appointment of Independent Auditors" and is incorporated herein by reference.

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

     3.   Exhibits

          Exhibits filed herewith

          10.12.1  Agreement and Release, dated December 8, 2003, between
                   Principal Life Insurance Company and Michael T. Daley
          12       Statement Regarding Computation of Ratios of Earnings to
                   Fixed Charges
          21       Principal Financial Group, Inc. Member Companies as of
                   December 31, 2003
          23       Consent of Ernst & Young, LLP
          24       Power of Attorney
          31.1     Certification of J. Barry Griswell
          31.2     Certification of Michael H. Gersie
          32.1     Certification Pursuant to Section 1350 of Chapter 63 of Title
                   18 of the United States Code - J. Barry Griswell
          32.2     Certification Pursuant to Section 1350 of Chapter 63 of Title
                   18 of the United States Code - Michael H. Gersie

          Exhibits incorporated by reference

EXHIBIT
NUMBER                                DESCRIPTION
  2.1      Plan of Conversion*
  2.2      Share  Sale  Deed,  dated  as of  June  17,  1999,  among  BT
           Investments    (Australia)   LLC,   BT   Foreign   Investment
           Corporation,   BT  New  Zealand  Limited,   BT  International
           (Delaware),  Inc., BT Nominees (H.K.) Limited,  Deutsche Bank
           AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services,
           Inc.*
  2.3      Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.*
  2.4      Second  Amendment  to the Share Sale Deed,  dated as of March
           14, 2001,  among BT Investments  (Australia)  LLC, BT Foreign
           Investment   Corporation,   Deutsche   New  Zealand   Limited
           (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called
           BT Nominees (H.K.) Limited),  Deutsche Bank AG, Bankers Trust
           Corporation,   Principal   Financial  Group  (Australia)  Pty
           Limited and Principal Financial Services, Inc.*
  3.1 Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)*
  3.2      Form of By-Laws of Principal Financial Group, Inc. (included in
           Exhibit 2.1)*
  4.1 Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share*
  4.2 Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001**
  10.1     Principal Financial Group, Inc. Stock Incentive Plan***
  10.2     Principal Financial Group Long-Term Performance Plan*
  10.3 Resolution of the Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002*
  10.4 Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002****
  10.5     Principal Financial Group, Inc. Directors Stock Plan*
  10.6     Principal Select Savings Excess Plan***
  10.7     Supplemental Executive Retirement Plan for Employees*
  10.8 Employment Agreement, dated as of May 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell*
  10.9 Change-of-Control Supplement and Amendment to Employment Agreement, dated as of October 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services,
           Inc., Principal Life Insurance Company and J. Barry Griswell*
  10.10 Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier
           One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive*
  10.11 Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.*****
  10.12 Compensatory Arrangement, dated as of April 26, 2001, between Principal Life Insurance Company and Michael T. Daley.**
  10.13 Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association*

  b. Reports on Form 8-K

     Two Current Reports on Form 8-K (Item 9 and Item 12) both dated November 3, 2003, were furnished November 3, 2003.
     The Current Report on Form 8-K (Item 9), dated December 15, 2003, was furnished December 14, 2003.
     The Current Report on Form 8-K (Item 9), dated December 22, 2003, was furnished December 22, 2003

  c. See Item 15(a)(3).
  d. See Item 15(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRINCIPAL FINANCIAL GROUP, INC.

Dated:  March 3, 2004                By /S/ MICHAEL H. GERSIE
                                        ----------------------------------------
                                        Michael H. Gersie
                                        Executive Vice President and Chief
                                        Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated:  March 3, 2004

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
    J. Barry Griswell                             Sandra L. Helton
    Chairman, President, Chief                    Director
    Executive Officer and Director

By  /S/ MICHAEL H. GERSIE                     By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
    Michael H. Gersie                             Charles S. Johnson
    Executive Vice President and Chief            Director
    Financial Officer
    (Principal Financial Officer and
    Chief Accounting Officer)

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
    Betsy J. Bernard                              William T. Kerr
    Director                                      Director

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
    Jocelyn Carter-Miller                         Richard L. Keyser
    Director                                      Director

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    -------------------------------               ----------------------
    Gary E. Costley                               Victor H. Loewenstein
    Director                                      Director

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    --------------------------------              ----------------------
    David J. Drury                                Arjun K. Mathrani
    Director                                      Director

By  /S/ MICHAEL H. GERSIE*                    By  /S/ MICHAEL H. GERSIE*
    --------------------------------              ----------------------
    C. Daniel Gelatt, Jr.                         Federico F. Pena
    Director                                      Director

By  /S/ MICHAEL H. GERSIE                     By  /S/ MICHAEL H. GERSIE*
    --------------------------------              ----------------------
* ATTORNEY-IN-FACT AND AGENT                      Elizabeth E. Tallett
                                                  Director

REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

The Board of Directors and Stockholders
Principal Financial Group, Inc.


We have audited the consolidated financial statements of Principal Financial Group, Inc. (the Company) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 30, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at
Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for derivative instruments and hedging activities effective January 1, 2001, discontinued operations, goodwill and other intangible assets effective January 1, 2002, and variable interest entities effective July 1, 2003.


                                                         /s/ Ernst & Young LLP

Des Moines, Iowa
January 30, 2004


 SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 2003

                                                                                                            AMOUNT AS
                                                                                                           SHOWN IN THE
                                                                                                           STATEMENT OF
                                                                                                            FINANCIAL
                TYPE OF INVESTMENT                                          COST            VALUE           POSITION
---------------------------------------------------------------------    ------------   --------------  ------------------
                                                                                        (IN MILLIONS)
Fixed maturities, available-for-sale:
  U.S. Treasury securities and obligations of U.S.
    government corporations and agencies............................      $    617.0    $       628.9       $    628.9
  States, municipalities and political subdivisions.................           498.7            537.0            537.0
  Foreign governments...............................................           627.0            744.7            744.7
  Public utilities..................................................         2,952.5          3,162.1          3,162.1
  Convertibles and bonds with warrants attached.....................            70.3             81.0             81.0
  Redeemable preferred..............................................           329.4            333.7            333.7
  All other corporate bonds.........................................        23,204.7         24,841.3         24,841.3
Mortgage-backed and other asset-backed securities...................         6,795.8          7,121.0          7,121.0
                                                                         ------------   --------------  ------------------
    Total fixed maturities, available-for-sale......................        35,095.4         37,449.7         37,449.7

Fixed maturities, trading...........................................            94.9            102.9            102.9

Equity securities, available-for-sale
Common stocks:
  Banks, trust and insurance companies..............................            28.5             30.7             30.7
  Industrial, miscellaneous and all other...........................            58.6             66.1             66.1
Non-redeemable preferred stock......................................           604.9            615.7            615.7
                                                                         -------------  --------------  ------------------
    Total equity securities, available-for-sale.....................           692.0            712.5            712.5
Mortgage loans (1)..................................................        13,561.2             XXXX         13,508.1

Real estate, net:
  Real estate acquired in satisfaction of debt(2)...................            52.2             XXXX             49.8
  Other real estate(2)..............................................         1,506.8             XXXX          1,487.7
Policy loans........................................................           804.1             XXXX            804.1
Other investments(3)................................................         1,241.8             XXXX          1,463.0
                                                                         ------------                   ------------------
    Total investments...............................................      $ 53,048.4             XXXX       $ 55,577.8
                                                                         ============                   ==================

-------------------
(1) The amount shown in the Statement of Financial Position for mortgage loans differs from cost as mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances.

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

    SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)


                         STATEMENT OF FINANCIAL POSITION


                                                                                 DECEMBER 31,
                                                                   ------------------------------------------
                                                                          2003                   2002
                                                                   -------------------    -------------------
                                                                      ($ IN MILLIONS, EXCEPT PER SHARE DATA)
ASSETS:
Cash.....................................................             $      173.8          $      332.1
Income taxes receivable..................................                      1.7                   1.4
Investment in subsidiary ................................                  7,234.0               6,333.7
                                                                   -------------------    -------------------
  Total assets...........................................             $    7,409.5          $    6,667.2
                                                                   ===================    ===================
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Amounts payable to subsidiary ...........................             $        1.7          $        1.6
Deferred income taxes....................................                      8.2                   8.4
                                                                   -------------------    -------------------
  Total liabilities......................................                      9.9                  10.0

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share - 2,500.0
  million shares  authorized, 377.4 million and 376.7
  million  shares  issued,  320.7 million and 334.4
  million shares outstanding in 2003 and 2002,
  respectively...........................................                      3.8                   3.8
Additional paid-in capital...............................                  7,153.2               7,106.3
Retained earnings .......................................                    630.4                  29.4
Accumulated other comprehensive income...................                  1,171.3                 635.8
Treasury stock, at cost (56.7 million and 42.3 million
  shares in 2003 and 2002, respectively).................                 (1,559.1)             (1,118.1)
                                                                   -------------------    -------------------
  Total stockholders' equity.............................                  7,399.6               6,657.2
                                                                   -------------------    -------------------
    Total liabilities and stockholders' equity...........             $    7,409.5           $   6,667.2
                                                                   ===================    ===================

SEE ACCOMPANYING NOTES.

   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)
                                  (CONTINUED)

                             STATEMENT OF OPERATIONS

                                                   YEAR ENDED             YEAR ENDED              FOR THE PERIOD
                                                  DECEMBER 31,            DECEMBER 31,          OCTOBER 26 THROUGH
                                                     2003                    2002                DECEMBER 31, 2001
                                               -------------------     ------------------     -----------------------
                                                                          ($ IN MILLIONS)
REVENUES:
Net investment income ....................         $        3.5          $       4.0           $        0.7
                                               -------------------     ------------------     -----------------------
  Total revenues..........................                  3.5                  4.0                    0.7

EXPENSES:
Other operating costs and expenses .......                 10.8                  7.1                    0.3
                                               -------------------     ------------------     -----------------------
  Total expenses..........................                 10.8                  7.1                    0.3
                                               -------------------     ------------------     -----------------------
Income (loss) before income
  taxes...................................                 (7.3)                (3.1)                   0.4

Income taxes (benefits) ..................                 (2.7)                (1.3)                   0.2
Equity in the net income (loss) of
  subsidiaries, excluding
  discontinued operations and
  cumulative effect of accounting
  change .................................                732.5                621.7                   (7.4)
                                               -------------------     ------------------     -----------------------
Income (loss) from continuing
  operations, net of related
  income taxes............................                727.9                619.9                   (7.2)
Income (loss) from discontinued
  operations, net of related income
  taxes ..................................                 21.8               (196.7)                 (11.2)
                                               -------------------     ------------------     -----------------------
Income (loss) before cumulative
  effect of accounting changes ...........                749.7                423.2                  (18.4)
Cumulative effect of accounting
  changes, net of related income
  taxes...................................                 (3.4)              (280.9)                 (10.7)
                                               -------------------     ------------------     -----------------------
Net income (loss).........................         $      746.3          $     142.3           $      (29.1)
                                               ===================     ==================     =======================


SEE ACCOMPANYING NOTES.

   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT ONLY)
                                  (CONTINUED)

                             STATEMENT OF CASH FLOWS


                                                      YEAR ENDED           YEAR ENDED             FOR THE PERIOD
                                                     DECEMBER 31,         DECEMBER 31,          OCTOBER 26 THROUGH
                                                         2003                 2002              DECEMBER 31, 2001
                                                   -----------------     ----------------     -----------------------
                                                                           (IN MILLIONS)

Net income (loss) ...........................        $      746.3             $  142.3             $     (29.1)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Loss (income) from discontinued
     operations, net of related income
     taxes ..................................               (21.8)               196.7                    11.2
   Cumulative effect of accounting
     changes, net of related income taxes.                    3.4                280.9                    10.7
   Equity in the net income (loss) of
     subsidiary ..............................             (732.5)              (621.7)                    7.4
   Increase in amounts payable to
     subsidiary..............................                 0.1                  1.4                     0.2
   Increase (decrease) in income taxes........                0.5                  7.2                    (0.2)
   Stock-based compensation...................                0.7                  0.4                     -
                                                   -----------------     ----------------     -----------------------
     Net cash provided by (used
       in) operating activities..............                (3.3)                 7.2                     0.2

Cash flows from investing activities:
 Capital contributed to subsidiary ..........                 -                    -                  (1,689.7)
 Dividend received from subsidiary ..........               425.0              1,100.0                    75.0
                                                   -----------------     ----------------     -----------------------
     Net cash provided by (used in)
       investing activities..................               425.0              1,100.0                (1,614.7)

Cash flows from financing activities:
  Issuance of common stock...................                18.3                 22.0                 2,019.3
  Dividends to stockholders..................              (145.3)               (83.8)                    -
  Acquisition of treasury stock..............              (453.0)              (750.4)                 (367.7)
                                                   -----------------     ----------------     -----------------------
     Net cash provided by (used in)
       financing activities..................              (580.0)              (812.2)                1,651.6

     Net increase (decrease) in cash and
       cash equivalents......................              (158.3)               295.0                    37.1

     Cash and cash equivalents at
       beginning of period...................               332.1                 37.1                     -
                                                   -----------------     ----------------     -----------------------
Cash and cash equivalents at end of year.....        $      173.8             $  332.1             $      37.1
                                                   =================     ================     =======================

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

(2) CASH  DIVIDENDS FROM  SUBSIDIARY

     The parent company received cash dividends totaling $425.0 million, $1,100.0 million and $75.0 million in 2003, 2002 and 2001, respectively, from its subsidiary.


               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
   AS OF DECEMBER 31, 2003, 2002 AND 2001 AND FOR EACH OF THE YEARS THEN ENDED

                                                                    DEFERRED             FUTURE          CONTRACTHOLDER
                                                                     POLICY              POLICY            AND OTHER
                                                                   ACQUISITION         BENEFITS AND      POLICYHOLDER
SEGMENT                                                               COSTS               CLAIMS            FUNDS
-----------                                                       --------------      ---------------  -----------------
                                                                                     (IN MILLIONS)
2003:
U.S. Asset Management and Accumulation...................          $     615.4         $   7,146.4        $  27,502.9
International Asset Management and Accumulation..........                 52.1             1,449.3               15.9
Life and Health Insurance................................                904.2             6,876.1            2,243.7
Mortgage Banking.........................................                  -                   -                  -
Corporate and Other......................................                  -                   2.9             (149.8)
                                                                  --------------      ---------------  -----------------
  Total..................................................          $   1,571.7         $  15,474.7        $  29,612.7
                                                                  ==============      ===============  =================
2002:
U.S. Asset Management and Accumulation...................          $     501.7         $   6,956.3        $  24,985.6
International Asset Management and Accumulation..........                 40.0             1,101.5               25.2
Life and Health Insurance................................                872.7             6,675.6            2,024.2
Mortgage Banking.........................................                  -                   -                  -
Corporate and Other......................................                  -                   3.0              (77.1)
                                                                  --------------      ---------------  -----------------
  Total..................................................          $   1,414.4         $  14,736.4        $  26,957.9
                                                                  ==============      ===============  =================
2001:
U.S. Asset Management and Accumulation...................          $     411.6         $   6,463.2        $  23,421.7
International Asset Management and Accumulation..........                 50.2             1,022.7               32.4
Life and Health Insurance................................                910.7             6,544.4            1,880.2
Mortgage Banking.........................................                  -                   -                  -
Corporate and Other......................................                  -                   4.3              (60.8)
                                                                  --------------      ---------------  -----------------
  Total..................................................          $   1,372.5         $  14,034.6        $  25,273.5
                                                                  ==============      ===============  =================


         SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION, (CONTINUED)
   AS OF DECEMBER 31, 2003, 2002 AND 2001 AND FOR EACH OF THE YEARS THEN ENDED


                                                                                                     AMORTIZATION
                                                                                    BENEFITS,        OF DEFERRED
                                                   PREMIUMS AND         NET        CLAIMS AND          POLICY           OTHER
                                                      OTHER         INVESTMENT     SETTLEMENT        ACQUISITION      OPERATING
SEGMENT                                           CONSIDERATIONS    INCOME (1)     EXPENSES            COSTS          EXPENSES(1)
-------                                           --------------  -------------- --------------  -----------------  ----------------
                                                                         (IN MILLIONS)
2003:
U.S. Asset Management and Accumulation........    $      420.0     $    2,397.6    $   2,139.7     $      82.5        $   850.8
International Asset Management
  and Accumulation............................           195.1            139.7          269.1            (1.2)           105.3
Life and Health Insurance.....................         3,019.0            656.5        2,457.7            61.5            826.5
Mortgage Banking..............................             -              155.3            -               -            1,312.5
Corporate and Other...........................             -               70.5           (5.2)            -               43.4
                                                  --------------  -------------- --------------  -----------------  ----------------
  Total  .....................................    $    3,634.1     $    3,419.6    $   4,861.3     $     142.8        $ 3,138.5
                                                  ==============  ============== ==============  =================  ================

2002:
U.S. Asset Management and Accumulation........    $      746.5     $    2,352.8    $   2,530.3     $      57.1        $   697.7
International Asset Management
  and Accumulation............................           161.9            139.6          258.0             3.4             84.1
Life and Health Insurance.....................         2,973.4            660.2        2,433.4            84.0            750.4
Mortgage Banking..............................             -               99.8            -               -              908.2
Corporate and Other...........................             -               52.3           (4.8)            -               38.3
                                                  --------------  -------------- --------------  -----------------  ----------------
  Total  .....................................    $    3,881.8     $    3,304.7    $   5,216.9     $     144.5        $ 2,478.7
                                                  ==============  ============== ==============  =================  ================

2001:
U.S. Asset Management and Accumulation........    $      766.3     $    2,400.4    $   2,583.1     $      64.9        $   700.3
International Asset Management
  and Accumulation............................           344.9            117.4          407.5             3.1             98.1
Life and Health Insurance.....................         3,011.1            678.6        2,491.0            91.9            740.7
Mortgage Banking..............................             -               31.1            -               -              552.3
Corporate and Other...........................             -              156.1            0.5             -               81.4
                                                  --------------  -------------- --------------  -----------------  ----------------
  Total ......................................    $    4,122.3     $    3,383.6    $   5,482.1     $     159.9       $  2,172.8
                                                  ==============  ============== ==============  =================  ================

-----------------------
(1) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.


                            SCHEDULE IV - REINSURANCE
   AS OF DECEMBER 31, 2003, 2002 AND 2001 AND FOR EACH OF THE YEARS THEN ENDED

                                                                                                                  PERCENTAGE
                                                                     CEDED TO        ASSUMED                      OF AMOUNT
                                                      GROSS           OTHER        FROM OTHER         NET         ASSUMED TO
                                                     AMOUNT         COMPANIES       COMPANIES        AMOUNT          NET
                                                  --------------  --------------  --------------   ------------ --------------
                                                                                 ($ IN MILLIONS)

2003:
Life insurance in force.......................     $  167,842.1   $    33,628.8    $   2,317.0     $ 136,530.3        1.7%
                                                  ==============  ==============  ==============   ============
Premiums:
  Life insurance..............................     $    1,445.9   $        65.1    $     118.7     $   1,499.5        7.9%
  Accident and health insurance...............          2,359.8           225.2            -           2,134.6          -%
                                                  --------------  --------------  --------------   ------------
    Total.....................................     $    3,805.7   $       290.3    $     118.7     $   3,634.1        3.3%
                                                  ==============  ==============  ==============   ============
2002:
Life insurance in force.......................     $  166,330.2   $    30,421.5    $   1,885.7     $ 137,794.4        1.4%
                                                  ==============  ==============  ==============   ============
Premiums:
  Life insurance..............................     $    1,751.2   $        57.7    $     130.6     $   1,824.1        7.2%
  Accident and health insurance...............          2,328.9           271.2            -           2,057.7          -%
                                                  --------------  --------------  --------------   ------------
    Total.....................................     $    4,080.1   $       328.9    $     130.6     $   3,881.8        3.4%
                                                  ==============  ==============  ==============   ============
2001:
Life insurance in force.......................     $  160,920.4   $    27,049.9    $   1,439.0     $ 135,309.5        1.1%
                                                  ==============  ==============  ==============   ============
Premiums:
  Life insurance..............................     $    2,085.0   $        52.4    $      56.4     $   2,089.0        2.7%
  Accident and health insurance...............          2,244.5           211.2            -           2,033.3          -%
                                                  --------------  --------------  --------------   ------------
    Total.....................................     $    4,329.5   $       263.6    $      56.4     $   4,122.3        1.4%
                                                  ==============  ==============  ==============   ============

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                              PAGE
2.1       Plan of Conversion*
2.2 Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.*
2.3       Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International
          (Delaware),  Inc., BT Nominees (H.K.) Limited,  Deutsche Bank
          AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.*
2.4 Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.*
3.1 Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)*
3.2       Form of By-Laws of Principal Financial Group, Inc. (included in
          Exhibit 2.1)*
4.1       Form of Certificate for the Common Stock of Principal Financial
          Group, Inc., par value $0.01 per share*
4.2       Amended and Restated Stockholder Rights Agreement, dated as of
          October 22, 2001**
10.1      Principal Financial Group, Inc. Stock Incentive Plan***
10.2      Principal Financial Group Long-Term Performance Plan*
10.3      Resolution  of Human  Resources  Committee of the Board of
          Directors of Principal  Financial  Group,  Inc. amending the
          Principal Financial Group Long-Term Performance Plan as of
          October 31, 2002**
10.4      Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002****
10.5      Principal Financial Group, Inc. Directors Stock Plan*
10.6      Principal Select Savings Excess Plan***
10.7      Supplemental Executive Retirement Plan for Employees*
10.8      Employment  Agreement,  dated as of May 19,  2000,  among
          Principal  Mutual  Holding  Company,  Principal Financial Group,
          Inc.,  Principal Financial Services,  Inc., Principal Life
          Insurance Company and J. Barry Griswell*
10.9      Change-of-Control  Supplement and Amendment to Employment
          Agreement, dated as of October 19, 2000, among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and
          J. Barry Griswell*
10.10     Form of  Principal  Mutual  Holding  Company  and  Principal
          Life  Insurance  Company  Change of  Control Employment
          Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an
          Executive*
10.11 Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.*****
10.12 Compensatory Arrangement, dated as of April 26, 2001, between Principal Life Insurance Company and Michael T. Daley.**
10.12.1   Agreement and Release, dated December 8, 2003, between Principal
          Life Insurance Company and Michael T. Daley******                 227
10.13 Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association*
12        Statement Regarding Computation of Ratio of Earnings to Fixed
          Charges******                                                     231
21        Principal Financial Group, Inc. Member Companies as of December
          31, 2001******                                                    232
23        Consent of Ernst & Young LLP******                                235
24        Power of Attorney******                                           236
31.1      Certification of J. Barry Griswell******                          237
31.2      Certification of Michael H. Gersie******                          238
32.1      Certification  Pursuant  to Section  1350 of Chapter 63 of Title
          18 of the United  States  Code - J. Barry Griswell******          239
32.2      Certification  Pursuant to Section  1350 of Chapter 63 of Title
          18 of the United  States Code - Michael H. Gersie******           240

* Incorporated by reference to the exhibit with the same number filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

** Incorporated by reference to exhibit with the same number filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-16725).

*** Incorporated by reference to exhibit with the same exhibit number filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, (Commission File No. 1-16725).

**** Incorporated  by  reference  to exhibit  number  10.4 filed with  Principal
     Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-16725).

*****Incorporated  by  reference to exhibit  number  10.11 filed with  Principal
     Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, (Commission File No. 1-16725).

****** Exhibits filed herewith

                                                                 Exhibit 10.12.1

                  PLEASE READ THIS DOCUMENT CAREFULLY. IT WILL
                    RELEASE AND WAIVE LEGAL CLAIMS AND RIGHTS
                    AN ATTORNEY BEFORE SIGNING THIS DOCUMENT.
                  YOU MAY HAVE. YOU ARE ADVISED TO CONSULT WITH

                              AGREEMENT AND RELEASE

1. DEFINITIONS. All words used by this Release have their plain meanings in ordinary English. Specific terms used in this Release have the following meanings.

     A. "I," "ME," and "MY," mean both me and anyone who has or obtains any legal rights or claims through me, including but not limited to, my spouse, heirs, assigns, representatives, and executors.

     B. "PRINCIPAL" means Principal Life Insurance Company and any of its present or past predecessors, successors, subsidiaries, affiliates, parents, divisions, committees, or joint venture partners.

     C. "EMPLOYER" means Principal; any present or past directors, officers, employees, attorneys, agents, or representatives of the Employer; any present or past employee benefit plan sponsored by the Employer and/or the directors, officers, trustees, administrators. employees, attorneys, agents, or representatives of that plan; any company providing insurance to the Employer in the present or past; and any person who acted on behalf of or on instructions from the Employer.

     D. "MY CLAIMS" means all of my existing rights to any relief of any kind from Principal, including but not limited to:

          (1) all claims arising out of or relating to my past employment with The Principal. the termination of that employment, or the statements or actions of Principal;

          (2) all claims under any federal, state, or local statute, ordinance, or regulation, including but not limited to, claims for any alleged unlawful discrimination or any other alleged unlawful employment practices under the Fair Labor Standards Act, the Equal Pay Act, Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act, the Older Workers Benefit Protection Act, the Americans with Disabilities Act, the Civil Rights Act of 1991. the Civil Rights Act of I 866, the National Labor Relations Act: the Employment Retirement Income Security Act. the Family and Medical Leave Act. and the Worker Adjustment and Retraining Notification Act;

          (3) all claims under any principle of common law. including but not limited to, claims for alleged unpaid salary, overtime, and bonuses; harassment; retaliation or reprisal; assault or battery, defamation; intentional or negligent infliction of emotional distress; invasion of privacy; false imprisonment; fraud; intentional or negligent misrepresentation; interference with contractual or business relationships; violation of public policy; my conduct, if any, as a "whistleblower"; negligence; breach of contract; breach of fiduciary duty; breach of the covenant of good faith and fair dealing; promissory or equitable estoppel; and any other wrongful employment practices;

          (4) all claims for any type of relief from the Employer, including but not limited to, claims for back pay, front pay, lost benefits, reinstatement, liquidated damages, multiple damages, punitive damages, and damages for any alleged breach of contract, any tort claim, or any alleged personal injury or emotional injury or damage, whether or not compensable under any workers' compensation statutes:

          (5)  all claims for attorneys' fees, costs, and disbursements.

          (6) "MY CLAIMS" do not include my vested rights, if any, in the Principal Pension Plan, the Supplemental Executive Retirement Plan for Employees, the Principal Select Savings Plan for
               Employees and the Principal Select Savings Excess Plan (the "Principal's Plans"), which survive unaffected by this Release.

2. AGREEMENT TO RELEASE MY CLAIMS. In exchange for the payments and other consideration described in Paragraph 3 of this Release. which are substantially more than Principal is required to provide me under its policies and procedures, and which are conditioned on and in consideration of my execution of this Release, I agree to give up all My Claims against the Employer. I will not bring any lawsuits or make any other demands or claims against the Employer or allow or authorize any other person to do so on my behalf based on My Claims. The payments and other consideration that I will receive are a full and fair compromise for the release of My Claims and for the other obligations I am assuming as specified in this Release.

3.   PAYMENTS AND OTHER CONSIDERATION.

     A. My last day in the office will be December 5 , 2004. I will use Personal Time Off ("PTO") from December 8, 2003 through January 2, 2004, when my employment will terminate. I will accrue no further PTO after December 5, 2003.

     B. I will receive executive level outplacement services at Principal's expense, through a firm selected by Principal for a period of six (6) months, starting in January of 2004.

     C. I will be treated according to the plan provisions under the Principal Financial Group Long Term Performance Plan ("LTPP"), Principal
          Financial  Group.  Inc.  Stock  Incentive  Plan ("SIP") and  Principal
          Financial Group, Inc. Employee Stock Purchase Plan ("ESPP"). For purposes of the LTPP, I will therefore be eligible for payments for the 2001 through 2003 cycle (payable in 2004). All unvested stock options issued under the SIP will be forfeited. Any payroll contributions collected under the ESPP that have not been used to purchase stock as of my termination date will be returned to me.

     D. I will receive a PrinPay bonus for 2003 consistent with the provisions of the Principal Financial Group Incentive Pay Plan. The bonus will be paid in March of 2004, and as provided in the Plan, the amount paid will be subject to approval of Principal's board of directors. The individual modifier proposed for the award will be 100%, and any corporate wide adjustments to the plan payout will apply to the award.

     E. I will receive additional pay equal to 52 weeks of base salary. This payment will be made in January of 2004.

     F. I will receive payment for any accrued and unused PTO as of January 2, 2004.

     G. Withholding taxes and appropriate deductions will be taken from all payments due under this Release.

4. CONFIDENTIAL INFORMATION. In the course of performing services for Principal, I have had access to and have become familiar with non-public information, ideas, processes, methods, designs, devices, inventions, data, models and other information relating to Principal and its products, services, businesses, operations, employees or customers, whether in tangible or intangible form, that Principal desires to protect and keep secret and confidential, including trade secrets and information from third parties that the Principal is obligated to keep confidential ("CONFIDENTIAL INFORMATION"). Confidential Information shall not include: (i) information that is or becomes generally known through no fault of mine; (ii) information received from a third party outside of Principal that was disclosed without a breach of any confidentiality obligation; or (iii) information approved for release by written authorization of Principal. I recognize that all such Confidential Information is the sole and exclusive property of Principal, and that disclosure of Confidential Information would cause damage to Principal. I agree that, except in connection with enforcing my rights under this Release or if compelled by a court or governmental agency, in each case provided that prior written notice is given to Principal, I will not, without the consent of Principal, willfully disseminate or otherwise disclose, directly or indirectly, any Confidential Information obtained during my employment with Principal, and will take all necessary precautions to prevent disclosure, to any unauthorized individual or entity inside or outside Principal, and will not use the Confidential information or permit its use for my benefit or the benefit of any other person or entity.

5. NON-SOLICITATION. For a period of 2 years after the termination of my employment, I shall not, directly or indirectly:

     A. encourage any employee or agent of the Principal to terminate his or her relationship with the Principal;

     B. employ, engage as a consultant or adviser, or solicit the employment or engagement as a consultant or adviser, of any employee or agent of the Principal, or cause or encourage any person to do any of the foregoing;

     C. establish (or take preliminary steps to establish) a business with, or encourage others to establish (or take preliminary steps to establish) a business with, any employee or agent of the Principal; or

     D. interfere with the relationship of the Principal with, or endeavor to entice away from the Principal, any person who or which at any time during the 2 year period prior to the date I sign this Release was or is a material customer ("Customer") or material supplier of, or maintained a material business relationship with, Principal.

6. CONFIDENTIALITY. I understand that I may disclose the contents of this Release to my spouse or domestic partner, my attorney(s), and my tax advisor(s). I agree that if I do so, I will inform them of this confidentiality clause and tell them that they are also bound by it. I agree that I will not disclose the contents of this Release or any of its terms to any other individual, corporation, or entity, except as required by law. I acknowledge that disclosing the contents of this Release except to the persons listed above would cause Principal injury and damage, the actual amount of which would be difficult to determine; thus, I agree to pay Principal $ 10,000.00 each time that I violate this confidentiality clause, and also to pay all of Principal's attorneys' fees, costs, and disbursements incurred in getting a court order to stop me from violating this confidentiality clause or to seek damages from me resulting from my violation.

7. ADDITIONAL AGREEMENTS AND UNDERSTANDINGS. Even though the Employer will pay me to release My Claims, the Employer does not admit that it is responsible or legally obligated to me for My Claims. In fact, I understand the Employer denies that it is responsible or legally obligated for My Claims, or that it has engaged in any improper or unlawful conduct or wrongdoing against me.

8. COOPERATION. I agree that I will, at the request of the Employer, render all assistance and perform all lawful acts that the Employer considers necessary or advisable in connection with any litigation involving the Employer or any director, officer, employee, shareholder, agent, representative, consultant, client or vendor of the Employer.

9. ADVICE TO CONSULT WITH AN ATTORNEY. I understand and acknowledge that I am being advised by the Employer to consult with an attorney prior to signing this Release. My decision to sign or not to sign this Release is my own voluntary decision made with full knowledge that the Employer has advised me to consult with an attorney.

10. MY REPRESENTATIONS. I am old enough to sign this Release and to be legally bound by the agreements that I am making. I represent that I have not filed for personal bankruptcy or been involved in any pending personal bankruptcy proceeding between any accrual of My Claims and the date of my signature below. I am legally able and entitled to receive the full payment that will be made to me by the Employer in settlement of My Claims. I have read this Release carefully. I understand all its terms. In agreeing to sign this Release I have not relied on any statements or explanations made by the Employer or its attorneys, except as specifically set forth in this Release. I am voluntarily releasing My Claims against the Employer. I made the decision to sign this Release freely and without duress or coercion. I acknowledge I am a resident of the State of Iowa and agree that this Release shall be governed by and construed under the laws of the State of Iowa with the courts of that state having full and exclusive jurisdiction over My Claims and all matters covered by and/or arising out of this Release and my employment relationship with Principal.

11. MY RIGHTS TO REVIEW, ACCEPT, OR RESCIND. The Employer has informed me and I understand and acknowledge that I have a period of 21 days, beginning on the day after the day this Release is delivered to me, to consider whether I wish to enter into this Release and be bound by its terms. The Employer has informed me and I understand and acknowledge that if I do not accept the terms of this Release within that 21-day review period, Principal may not extend the time in which its offer to enter into the agreements contained in this Release is open to me. I understand and acknowledge that if I sign this Release before the end of the 21-day period, it will be my personal, voluntary decision to do so.

     If I decide to accept the terms of this Release, I must send the signed and dated Release by overnight courier delivery or deliver it by hand to the address given below within the 21 -day period that I have to consider signing this Release.

     The Employer has informed me and I also understand and acknowledge that, after I sign this Release, I may change my mind within a 7-day period, not counting the day on which I signed it, and revoke my acceptance of it. In order for my revocation to be effective, I understand and acknowledge that it must be in writing and mailed by overnight courier delivery or deliver it by hand to Principal at the following address via courier and postmarked or received by Principal within the 7-day period.

         Jim DeVries
         Vice President - Human Resources
         Principal Financial Group
         Des Moines, IA 50392-0001

     I understand and acknowledge that I will not receive any payment under this Release if I revoke it, and in any event, I will not receive any payment until after the 7-day revocation period has expired.

12. ENTIRE AGREEMENT. This Release is the entire agreement between Principal and me relating to the termination of my employment and this settlement. If any portion of this Release is found to be invalid, unlawful, or unenforceable, I desire that all other portions of this Release that can be separated from it or appropriately limited in scope will remain fully valid and enforceable.


/s/ Michael T. Daley                                Dated:  December 8, 2003
---------------------------
Michael T. Daley


PRINCIPAL LIFE INSURANCE COMPANY


By:  /s/ Jim DeVries                                Dated:  December 8, 2003
---------------------------
     Jim DeVries
     Vice President - Human
     Resources

                                                                      EXHIBIT 12

                         Principal Financial Group, Inc.

                 Computation of Earnings to Fixed Charges Ratio

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                                2003           2002           2001
                                             ------------  ------------- ---------------
1.  Income from continuing operations
      before income taxes...................  $   953.7       $   665.8      $   464.1
2.  Interest expense........................      104.3            99.2           96.7
3.  Interest factor of rental expense.......        5.0             8.9           10.3
4.  Undistributed income from equity
      investees.............................      (18.3)            4.3          (17.4)
                                             ------------  ------------- ---------------
5.  Earnings before interest credited on
      investment products...................    1,044.7           778.2          553.7
6.  Interest credited on investment
      products..............................      735.7           743.4          773.1
                                             ------------  ------------- ---------------
7.  Earnings................................  $ 1,780.4       $ 1,521.6      $ 1,326.8
                                             ============  ============= ===============
8.  Interest expense........................  $   104.3            99.2      $    96.7
9.  Interest factor of rental expense.......        5.0             8.9           10.3
10. Preferred stock dividend requirements of
      majority-owned subsidiaries (non-
      intercompany).........................        1.2             0.4            -
                                             ------------  ------------- ---------------
11. Fixed charges before interest credited
      on investment products................      110.5           108.5          107.0
12. Interest credited on investment
      products..............................      735.7           743.4          773.1
                                             ------------  ------------- ---------------
13. Fixed charges...........................  $   846.2       $   851.9      $   880.1
                                             ============  ============= ===============
14. Ratio of earnings to fixed charges
      before interest credited on
      investment products (Line item 5/Line
      item 11)..............................        9.5             7.2            5.2

15. Ratio of earnings to fixed charges
      (Line item 7/Line item 13)............        2.1             1.8            1.5


                                                                      EXHIBIT 21

                PRINCIPAL FINANCIAL GROUP, INC. MEMBER COMPANIES
                            AS OF DECEMBER 31, 2003

ENTITY NAME                                      JURISDICTION OF INCORPORATION
---------------------------------------------  ---------------------------------
BCI Group, LLC                                            Delaware
Benefit Fiduciary Corporation                             Rhode Island
Boston Insurance Trust, Inc.                              Massachusetts
BrasilPrev Seguros e Previdencia S.A.                     Brazil
Delaware Charter Guarantee & Trust Company                Delaware
Dental-Net, Inc.                                          Arizona
Distribuidora Principal Mexico, S.A. de C.V.              Mexico
Employers Dental Services, Inc.                           Arizona
Equity FC, Ltd.                                           Iowa
Executive Benefit Services, Inc.                          North Carolina
Executive Broker Dealer Services, LLC                     North Carolina
Healthrisk Resource Group, Inc.                           Iowa
ING/Principal Pensions Co., Ltd.                          Japan
Insource Group, LLC                                       Delaware
Patrician Associates, Inc.                                California
Petula Associates, Ltd.                                   Iowa
Petula Prolix Development Company                         Iowa
PFG Do Brasil LTDA                                        Brazil
PPI Employee Benefits Corporation                         Connecticut
Preferred Product Network, Inc.                           Delaware
Principal Afore, S.A., DE C.V.                            Mexico
Principal Asset Management Company (Asia)
  Ltd.                                                    Hong Kong
Principal Asset Management Company Private
  Limited                                                 India
Principal Asset Markets, Inc.                             Iowa
Principal Australia (Holdings) Pty Ltd                    Australia
Principal Bank                                            Federal
Principal Capital Futures Trading Advisor,
  LLC                                                     Delaware
Principal Capital Global Investors Limited                Australia
Principal Commercial Acceptance, LLC                      Delaware
Principal Commercial Funding, LLC                         Delaware
Principal Compania De Seguros De Vida Chile
  S.A.                                                    Chile
Principal Consulting (India) Private Limited              India
Principal Creditos Hipotecarios, S.A.                     Chile
Principal Delaware Name Holding Company, Inc.             Delaware
Principal Development Associates, Inc.                    California
Principal Development Investors, LLC                      Delaware
Principal Enterprise Capital, LLC                         Delaware
Principal FC, Ltd.                                        Iowa
Principal Financial Advisors, Inc.                        Iowa
Principal Financial Group (Mauritius) Ltd.                Mauritius
Principal Financial Group Australia Pty Ltd.              Australia
Principal Financial Group Investments
  (Australia) Pty Ltd.                                    Australia
Principal Financial Group, Inc.                           Delaware
Principal Financial Services (Australia), Inc.            Iowa
Principal Financial Services (NZ), Inc.                   Iowa
Principal Financial Services, Inc.                        Iowa

ENTITY NAME                                      JURISDICTION OF INCORPORATION
---------------------------------------------  ---------------------------------
Principal Genera, S.A. DE C.V. Operadora de
  Fondos de Inversion                                     Mexico
Principal Generation Plant, LLC                           Delaware
Principal Global Investors (Asia) Limited                 Hong Kong
Principal Global Investors (Australia)
  Limited                                                 Australia
Principal Global Investors (Australia)
  Service Company Pty                                     Australia
Ltd.
Principal Global Investors (Europe) Limited               United Kingdom
Principal Global Investors (Ireland) Ltd.                 Ireland
Principal Global Investors (Singapore)
  Limited                                                 Singapore
Principal Global Investors Holding Company,
  Inc.                                                    Delaware
Principal Global Investors Trust                          Delaware
Principal Global Investors, LLC                           Delaware
Principal Health Care, Inc.                               Iowa
Principal Health Insurance Company                        Iowa
Principal Holding Company                                 Iowa
Principal Hotel Ltd.                                      Australia
Principal Hotels Australia Pty Ltd.                       Australia
Principal Hotels Holdings Pty Ltd.                        Australia
Principal Insurance Company (Hong Kong)
  Limited                                                 Hong Kong
Principal International (Asia) Limited                    Hong Kong
Principal International Argentina, S.A.                   Argentina
Principal International De Chile S.A.                     Chile
Principal International Holding Company, LLC              Delaware
Principal International, Inc.                             Iowa
Principal Investments (Australia) Limited                 Delaware
Principal Investors Corporation                           New Jersey
Principal Life Compania de Seguros, S.A.                  Argentina
Principal Life Insurance Company                          Iowa
Principal Management Corporation                          Iowa
Principal Mexico Compania de Seguros, S.A.
  de C.V.                                                 Mexico
Principal Mexico Servicios, S.A. de C.V.                  Mexico
Principal Mortgage Reinsurance Company                    Vermont
Principal Net Lease Investors, LLC                        Delaware
Principal Pensiones, S.A. de C.V.                         Mexico
Principal Portfolio Services, Inc.                        Iowa
Principal Real Estate Investors (Australia)
  Limited                                                 Australia
Principal Real Estate Investors, LLC                      Delaware
Principal Residential Mortgage Capital
  Resources, LLC                                          Delaware
Principal Residential Mortgage Funding, LLC               Delaware
Principal Residential Mortgage Servicing, LLC             Delaware
Principal Residential Mortgage, Inc.                      Iowa
Principal Retiro Compania de Seguros de
  Retiro, S.A.                                            Argentina
Principal Siefore, S.A. de C.V.                           Mexico
Principal Spectrum Associates, Inc.                       California
Principal Tactical Asset Management Pty Ltd.              Australia
Principal Tanner Administradora General de
Fondos Mutuos S.A.                                        Chile
Principal Trust Company (Asia) Limited                    Hong Kong
Principal Trustee Company Private Limited                 India
Principal Wholesale Mortgage, Inc.                        Iowa

ENTITY NAME                                      JURISDICTION OF INCORPORATION
---------------------------------------------  ---------------------------------
Princor Financial Services Corporation                    Iowa
Professional Pensions, Inc.                               Connecticut
Spectrum Asset Management, Inc.                           Connecticut
Zao Principal International                               Russia

                                                                      Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-3, File Nos. 333-110499 and 333-110499-01) and related Prospectus of Principal Financial Group, Inc. and Principal Life Insurance Company for the registration of $4,000,000,000 Secured Medium-Term Notes, in the universal shelf Registration Statement (Form S-3, File No. 333-111352) and related Prospectus of Principal Financial Group, Inc., Principal Capital I, Principal Capital II and Principal Capital III for the registration of $3,000,000,000 of various securities, in the Registration Statement (Form S-8, File No. 333-72006) pertaining to Principal Financial Group, Inc. Stock Incentive Plan, Principal Financial Group Long-Term Performance Plan, Principal Financial Group, Inc. Directors Stock Plan, and Principal Financial Group, Inc. Employee Stock Purchase Plan, and in the Registration Statement (Form S-8, File No. 333-72002) pertaining to The Principal Select Savings Excess Plan, Nonqualified Defined Contribution Plan for Designated Participants, The Principal Select Savings Plan for Individual Field, and The Principal Select Savings Plan for Employees of our reports dated January 30, 2004, with respect to the consolidated financial statements and schedules of Principal Financial Group, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2003.


                                                          /s/ Ernst & Young, LLP

Des Moines, Iowa
March 1, 2004

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

Dated as of February 27, 2004


     /S/ J. BARRY GRISWELL                        /S/ CHARLES S. JOHNSON
     ------------------------------               ---------------------------
     J. Barry Griswell                            Charles S. Johnson
     Chairman, President and Chief                Director
     Executive Officer, Director

     /S/ MICHAEL H. GERSIE                         /S/ WILLIAM T. KERR
     ------------------------------               ---------------------------
     Michael H. Gersie                            William T. Kerr
     Executive Vice President and                 Director
     Chief Financial Officer
     Financial Officer

     /S/ BETSY J. BERNARD                          /S/ RICHARD L. KEYSER
     ------------------------------               ---------------------------
     Betsy J. Bernard                             Richard L. Keyser
     Director                                     Director

     /S/ JOCELYN CARTER-MILLER                     /S/ VICTOR H. LOEWENSTEIN
     ------------------------------               ---------------------------
     Jocelyn Carter-Miller                        Victor H. Loewenstein
     Director                                     Director

     /S/ GARY E. COSTLEY                          /S/ ARJUN K. MATHRANI
     ------------------------------               ---------------------------
     Gary E. Costley                              Arjun K. Mathrani
     Director                                     Director

     /S/ DAVID J. DRURY                           /S/ FEDERICO F. Pena
     ------------------------------               ---------------------------
     David J. Drury                               Federico F. Pena
     Director                                     Director

     /S/ C. DANIEL GELATT, JR.                    /S/ ELIZABETH E. TALLETT
     ------------------------------               ---------------------------
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


Date:  March 3, 2004

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


Date:  March 3, 2004

                                            /s/ Michael H. Gersie
                                            ------------------------------------
                                            Michael H. Gersie
                                            Executive Vice President and Chief
                                            Financial Officer

                                                                    Exhibit 32.1



              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) the Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.

                                           /s/ J. Barry Griswell
                                           -------------------------------------
                                           J. Barry Griswell
                                           Chairman, President and Chief
                                           Executive Officer
                                           Date:  March 3, 2004

                                                                    Exhibit 32.2



              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) the Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.

                                           /s/ Michael H. Gersie
                                           -------------------------------------
                                           Michael H. Gersie
                                           Executive Vice President and Chief
                                           Financial Officer
                                           Date:  March 3, 2004