Form 10-Q
period 2004-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2004-05-05
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of April 28, 2004 was 319,201,574.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS


                                                                           PAGE
PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
              Consolidated Statements of Financial Position at March 31, 2004
                  (Unaudited)and December 31, 2003............................3
              Unaudited Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003........................4
              Unaudited Consolidated Statements of Stockholders' Equity for
                  the three months ended March 31, 2004 and 2003..............5
              Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003........................6
              Notes to Unaudited Consolidated Financial Statements -
                  March 31, 2004..............................................8
     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................35
     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......77
     Item 4. Controls and Procedures..........................................84

PART II - OTHER INFORMATION
     Item 1. Legal proceedings................................................84
     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
             Equity Securities................................................85
     Item 6. Exhibits and Reports on Form 8-K.................................85
     Signature................................................................86

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PRINCIPAL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                     2004                2003
                                                                               ------------------ ------------------
                                                                                  (Unaudited)          (Note 1)
                                                                                           (IN MILLIONS,
                                                                                      EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale........................................      $   38,641.7       $   37,449.7
Fixed maturities, trading...................................................             103.4              102.9
Equity securities, available-for-sale.......................................             749.2              712.5
Mortgage loans..............................................................          12,888.1           13,508.1
Real estate.................................................................           1,473.9            1,537.5
Policy loans................................................................             804.5              804.1
Other investments...........................................................           1,331.7            1,463.0
                                                                               ------------------ ------------------
   Total investments........................................................          55,992.5           55,577.8

Cash and cash equivalents...................................................           1,608.6            1,692.9
Accrued investment income...................................................             625.8              650.7
Premiums due and other receivables..........................................             543.7              719.8
Deferred policy acquisition costs...........................................           1,552.4            1,571.7
Property and equipment......................................................             443.3              447.8
Goodwill....................................................................             250.1              184.2
Other intangibles...........................................................             156.4              121.4
Mortgage loan servicing rights..............................................           1,748.1            1,953.1
Separate account assets.....................................................          46,186.6           43,407.8
Other assets................................................................           1,705.3            1,427.2
                                                                               ------------------ ------------------
   Total assets.............................................................      $  110,812.8       $  107,754.4
                                                                               ================== ==================
LIABILITIES
Contractholder funds........................................................      $   28,913.7       $   28,902.5
Future policy benefits and claims...........................................          15,525.8           15,474.7
Other policyholder funds....................................................             769.2              710.2
Short-term debt.............................................................             986.3            1,617.8
Long-term debt..............................................................           2,555.1            2,767.3
Income taxes payable........................................................             146.0               90.0
Deferred income taxes.......................................................           1,849.8            1,644.0
Separate account liabilities................................................          46,186.6           43,407.8
Other liabilities...........................................................           5,893.3            5,740.5
                                                                               ------------------ ------------------
   Total liabilities........................................................         102,825.8          100,354.8

STOCKHOLDERS' EQUITY
Common stock,  par value  $.01 per share - 2,500.0  million  shares authorized, 377.6 million and 377.4 million shares issued, and 320.8 million and 320.7 million shares outstanding in 2004 and 2003,
   respectively.............................................................               3.8                3.8
Additional paid-in capital..................................................           7,179.1            7,153.2
Retained earnings...........................................................             824.0              630.4
Accumulated other comprehensive income......................................           1,539.6            1,171.3
Treasury stock, at cost (56.8 million and 56.7 million shares in 2004 and
   2003, respectively)......................................................          (1,559.5)          (1,559.1)
                                                                               ------------------ ------------------
   Total stockholders' equity...............................................           7,987.0            7,399.6
                                                                               ------------------ ------------------
   Total liabilities and stockholders' equity...............................      $  110,812.8       $  107,754.4
                                                                               ================== ==================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       ---------------------------------
                                                            2004             2003
                                                       ---------------- ----------------
                                                        (IN MILLIONS, EXCEPT PER SHARE
                                                                     DATA)
REVENUES
Premiums and other considerations.....................     $  921.8         $  905.5
Fees and other revenues...............................        561.1            632.0
Net investment income.................................        817.0            836.0
Net realized/unrealized capital losses................        (42.8)           (76.7)
                                                       ---------------- ----------------
   Total revenues.....................................      2,257.1          2,296.8

EXPENSES
Benefits, claims and settlement expenses..............      1,187.5          1,195.2
Dividends to policyholders............................         73.3             80.1
Operating expenses....................................        730.9            799.3
                                                       ---------------- ----------------
   Total expenses.....................................      1,991.7          2,074.6
                                                       ---------------- ----------------
Income from continuing operations before income
   taxes..............................................        265.4            222.2
Income taxes..........................................         66.1             65.8
                                                       ---------------- ----------------
Income from continuing operations, net of related
   income taxes.......................................        199.3            156.4
Loss from discontinued operations, net of related
   income taxes.......................................          -               (0.7)
                                                       ---------------- ----------------
Income before cumulative effect of
   accounting change..................................        199.3            155.7
Cumulative effect of accounting change, net of
   related income taxes...............................         (5.7)             -
                                                       ---------------- ----------------
Net income............................................     $  193.6         $  155.7
                                                       ================ ================
EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share:
   Income from continuing operations, net of
     related income taxes.............................     $    0.62        $    0.47
   Loss from discontinued operations, net of
     related income taxes.............................          -                -
                                                       ---------------- ----------------
   Income before cumulative effect of
     accounting change................................          0.62             0.47
   Cumulative effect of accounting change, net of
     related income taxes.............................         (0.02)            -
                                                       ---------------- ----------------
   Net income.........................................     $    0.60        $    0.47
                                                       ================ ================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                               ACCUMULATED
                                                  ADDITIONAL                     OTHER                       TOTAL
                                      COMMON       PAID-IN       RETAINED     COMPREHENSIVE    TREASURY   STOCKHOLDERS'  OUTSTANDING
                                      STOCK        CAPITAL       EARNINGS        INCOME         STOCK       EQUITY         SHARES
                                   ------------- ------------ -------------- --------------- ----------- --------------- -----------
                                                                   (IN MILLIONS)                                      (IN THOUSANDS)

BALANCES AT JANUARY 1, 2003........   $3.8        $7,106.3      $  29.4         $  635.8      $(1,118.1)     $6,657.2     334,419.3
Shares issued, net of call options.    -              (3.0)         -                -              -            (3.0)        156.8
Stock-based compensation...........    -               5.3          -                -              -             5.3
Treasury stock acquired............    -               -            -                -           (184.1)       (184.1)     (6,533.0)
Comprehensive income:
  Net income.......................    -               -          155.7              -              -           155.7
  Net unrealized gains.............    -               -            -              331.9            -           331.9
  Provision for deferred income
    taxes..........................    -               -            -             (117.0)           -          (117.0)
  Net foreign currency translation
    adjustment.....................    -               -            -               (9.2)           -            (9.2)
                                                                                                         ---------------
Comprehensive income...............                                                                             361.4
                                   ------------- ------------ -------------- --------------- ----------- --------------- -----------
BALANCES AT MARCH 31, 2003.........   $3.8        $7,108.6      $ 185.1         $  841.5      $(1,302.2)     $6,836.8     328,043.1
                                   ============= ============ ============== =============== =========== =============== ===========

BALANCES AT JANUARY 1, 2004........   $3.8        $7,153.2      $ 630.4         $1,171.3      $(1,559.1)     $7,399.6     320,667.5
Shares issued......................    -              16.0          -                -              -            16.0         160.5
Stock-based compensation...........    -               9.9          -                -              -             9.9
Treasury stock acquired............    -               -            -                -             (0.4)         (0.4)        (10.2)
Comprehensive income:
  Net income.......................    -               -          193.6              -              -           193.6
  Net unrealized gains.............    -               -            -              537.1            -           537.1
  Provision for deferred income
    taxes..........................    -               -            -             (172.7)           -          (172.7)
  Net foreign currency translation
  adjustment.......................    -               -            -                3.9            -             3.9
                                                                                                         ---------------
Comprehensive income...............                                                                             561.9
                                   ------------- ------------ -------------- --------------- ----------- --------------- -----------
BALANCES AT MARCH 31, 2004.........   $3.8        $7,179.1      $ 824.0         $1,539.6      $(1,559.5)     $7,987.0     320,817.8
                                   ============= ============ ============== =============== =========== =============== ===========

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       ----------------------------------
                                                             2004             2003
                                                       ----------------- ----------------
                                                                   (IN MILLIONS)
OPERATING ACTIVITIES
Net income............................................     $   193.6        $    155.7
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss from discontinued operations, net of related
       income taxes...................................           -                 0.7
    Cumulative effect of accounting change,
       net of related income taxes....................           5.7               -
    Amortization of deferred policy acquisition costs.          36.2              51.4
    Additions to deferred policy acquisition costs....         (97.3)            (85.8)
    Accrued investment income.........................          24.9              26.0
    Premiums due and other receivables................          47.5              30.9
    Contractholder and policyholder liabilities
       and dividends..................................         366.6             481.2
    Current and deferred income taxes.................          75.5              63.3
    Net realized/unrealized capital losses............          42.8              76.7
    Depreciation and amortization expense.............          27.2              24.6
    Mortgage loans held for sale, acquired or
       originated.....................................      (7,647.2)        (16,153.1)
    Mortgage loans held for sale, sold or repaid, net
       of gain........................................       8,143.8          15,924.1
    Real estate acquired through operating activities.          (1.4)             (6.3)
    Real estate sold through operating activities.....          33.4               1.2
    Amortization of mortgage servicing rights.........          95.6             111.2
    Stock-based compensation..........................           8.2               3.5
    Mortgage servicing rights valuation adjustments...         271.6             159.3
    Other.............................................         (46.1)           (117.5)
                                                       ----------------- ----------------
Net adjustments.......................................       1,387.0             591.4
                                                       ----------------- ----------------
Net cash provided by operating activities.............       1,580.6             747.1

INVESTING ACTIVITIES
Available-for-sale securities:
    Purchases.........................................      (2,317.3)         (2,911.7)
    Sales............................................          606.9             690.6
    Maturities.......................................        1,245.1           1,065.9
Mortgage loans acquired or originated.................        (390.7)           (215.6)
Mortgage loans sold or repaid.........................         417.0             313.9
Purchase of mortgage servicing rights.................        (102.7)           (310.6)
Proceeds from sale of mortgage servicing rights.......           -                 0.5
Real estate acquired..................................         (10.2)            (92.6)
Real estate sold......................................          46.2              23.6
Net change in property and equipment..................          (9.6)             (3.1)
Net proceeds from sales of subsidiaries...............           -                 2.1
Purchases of interest in subsidiaries, net of
    cash acquired.....................................        (106.2)            (60.3)
Net change in other investments.......................          20.2              (0.4)
                                                       ----------------- ----------------
Net cash used in investing activities.................     $  (601.3)       $ (1,497.7)


                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       ----------------------------------
                                                             2004             2003
                                                       ----------------- ----------------
                                                                    (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock, net of call options........      $     3.5         $    (3.0)
Acquisition of treasury stock........................           (0.4)           (184.1)
Proceeds from financing element derivatives..........           55.3               -
Payments for financing element derivatives...........          (22.0)              -
Issuance of long-term debt...........................            5.2               7.5
Principal repayments of long-term debt...............         (220.3)             (4.4)
Net proceeds (repayments) of short-term borrowings...         (632.7)            192.8
Investment contract deposits.........................        1,356.5           2,937.8
Investment contract withdrawals......................       (1,602.1)         (2,312.4)
Net increase (decrease) in banking operation
   deposits..........................................           (6.6)             44.7
                                                       ----------------- ----------------
Net cash provided by (used in) financing activities..       (1,063.6)            678.9
                                                       ----------------- ----------------
Net decrease in cash and cash equivalents............          (84.3)            (71.7)

Cash and cash equivalents at beginning of period.....        1,692.9           1,038.6
                                                       ----------------- ----------------
Cash and cash equivalents at end of period...........      $ 1,608.6         $   966.9
                                                       ================= ================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. ("PFG"), its majority-owned subsidiaries and, subsequent to June 30, 2003, its consolidated variable interest entities ("VIE"), have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2003, included in our Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission ("SEC"). The accompanying consolidated statement of financial position at December 31, 2003, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the March 31, 2003 financial statements to conform to the March 31, 2004 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 24, 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 (Revised 2003): CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46R"), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. We adopted FIN 46R effective January 1, 2004, which did not have a material impact on our consolidated financial statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS ("SOP 03-1"). This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. We adopted SOP 03-1 effective January 1, 2004, and recorded a cumulative effect of accounting change of $(5.7) million, which is net of income tax benefits of $3.0 million.

A provision of SOP 03-1 relates to the classification of contracts and calculation of an additional liability for contracts that contain significant insurance features. The adoption of the guidance requires the recognition of a liability in addition to the contract account value in cases where the insurance benefit feature results in gains in early years followed by losses in later years. The accrual and release of the additional liability also impacts the amortization of deferred policy acquisition costs ("DPAC"). As of January 1, 2004, we increased future policyholder benefits due to our no lapse guarantee feature of our universal life and variable universal life products within our Life and Health Insurance segment and for variable annuities with guaranteed minimum death benefits in our U.S. Asset Management and Accumulation segment. This resulted in an after-tax cumulative effect of $(0.9) million in the Life and Health Insurance segment and $(1.5) million in the U.S. Asset Management and Accumulation segment.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We also decreased an equity method investment within our International Asset Management and Accumulation segment by $3.3 million, net of income taxes, as of January 1, 2004, for select deferred annuity products, which include guaranteed annuitization purchase rates. The guidance requires contracts which provide for potential benefits in addition to the account balance that are payable only upon annuitization to establish an additional liability if the present value of the annuitized benefits exceed the expected account balance at the expected annuitization date.

In addition, the guidance clarifies the accounting and classification for sales inducements. Although the valuation impacts were immaterial, we reclassified $37.6 million of sales inducements from DPAC to other assets effective January 1, 2004.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin ("SAB") 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS ("SAB 105"), in which the SEC Staff expressed their view that the fair value of recorded loan commitments, including interest rate lock commitments ("IRLCs"), that are required to follow derivative accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, should not consider the expected future cash flows related to the associated servicing of the loan. Accordingly, effective April 1, 2004, we intend to record IRLCs at zero value at date of issuance with subsequent gains or losses measured by changes in market interest rates. We do not expect this SAB to have a material impact on our consolidated financial statements.

SEPARATE ACCOUNTS

At March 31, 2004 and December 31, 2003, the separate accounts included a separate account valued at $814.9 million and $833.9 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities.

STOCK-BASED COMPENSATION

At March 31, 2004, we have four stock-based compensation plans. We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Awards under our plans vest over periods ranging from one year to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three months ended March 31, 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                      FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    --------------------------------
                                                                         2004             2003
                                                                    ---------------  ---------------
                                                                    (IN MILLIONS, EXCEPT PER SHARE
                                                                                 DATA)

Net income, as reported..........................................      $ 193.6          $155.7
Add:  Stock-based compensation expense included in reported
  net income, net of related tax effects.........................          3.4             3.0
Deduct:  Total stock-based compensation expense determined
  under fair value based method for all awards, net of related
  tax effects....................................................          4.2             3.9
                                                                    ---------------  ---------------
Pro forma net income.............................................      $ 192.8          $154.8
                                                                    ===============  ===============
Basic and diluted earnings per share:
  As reported....................................................      $   0.60         $  0.47
  Pro forma......................................................          0.60            0.47


2.  FEDERAL INCOME TAXES

The effective income tax rate on income from continuing operations for the three months ended March 31, 2004 and 2003, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received, a tax benefit associated with prior year accumulated losses on a foreign investment and interest exclusion from taxable income, partially offset by state income taxes.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

3.  EMPLOYEE AND AGENT BENEFITS


COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):

                                                                        OTHER POSTRETIREMENT
                                            PENSION BENEFITS                  BENEFITS
                                        ---------------------------- ----------------------------
                                           FOR THE THREE MONTHS          FOR THE THREE MONTHS
                                               ENDED MARCH 31,              ENDED MARCH 31,
                                        ---------------------------- ----------------------------
                                            2004          2003           2004          2003
                                        ------------- -------------- ------------- --------------
                                                                (IN MILLIONS)

Service cost..........................    $  12.8       $  12.3        $ 2.3         $ 3.1
Interest cost.........................       18.3          16.7          3.9           4.5
Expected return on plan assets........      (21.5)        (18.7)        (6.8)         (6.4)
Amortization of prior service
  cost (benefit)......................        0.4           0.4         (0.7)         (0.8)
Amortization of transition asset......        -            (0.1)         -             -
Recognized net actuarial loss.........        4.1           4.4          0.1           0.6
                                        ------------- -------------- ------------- --------------
Net periodic benefit cost (income)....    $  14.1       $  15.0        $(1.2)        $ 1.0
                                        ============= ============== ============= ==============

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health benefits. The benefit obligations and net periodic postretirement benefit costs do not reflect any amount associated with the subsidy as we have not determined that the benefits provided by the plan are actuarially equivalent to Medicare. The Centers of Medicare and Medicaid Services ("CMS") are expected to issue guidance on the definition of actuarially equivalent retiree health coverage later this year. This specific authoritative guidance, when issued, could require us to change previously reported information. The new Act will be reflected once the plan is amended or FASB issues finalized guidance on the accounting impact of the Act.

CONTRIBUTIONS

We anticipate contributing $1.4 million in 2004 to fund our other postretirement benefit plans. We contributed an immaterial portion of this amount during the three months ended March 31, 2004. Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We don't anticipate that we will be required to fund a minimum annual contribution under ERISA for the qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2004 in the range of $10 million to $50 million for both the qualified and nonqualified plans. No contributions were made to the plans during the three months ended March 31, 2004.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

4. COMPREHENSIVE INCOME


Comprehensive income is as follows (in millions):

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                 -----------------------------------
                                                       2004              2003
                                                 ----------------   ----------------
COMPREHENSIVE INCOME:
Net income..................................         $ 193.6            $ 155.7
Net change in unrealized gains and losses
  on fixed maturities, available-for-sale...           638.3              406.8
Net change in unrealized gains and losses
  on equity securities, available-for-sale..             9.2               (2.6)
Adjustments for assumed changes in
  amortization patterns:
  Deferred policy acquisition costs.........           (42.6)             (48.1)
  Sales inducements.........................            (3.1)               -
  Unearned revenue reserves.................             1.3                2.1
Net change in unrealized gains and losses
  on derivative instruments.................             2.6               14.4
Adjustments to unrealized gains for
  Closed Block policyholder dividend
  obligation................................           (54.9)             (38.2)
Provision for deferred income tax expense...          (172.7)            (117.0)
Net change in unrealized gains and losses
  on equity method subsidiaries and
  minority interest adjustments.............           (13.7)              (2.5)
Change in net foreign currency translation
  adjustment................................             3.9               (9.2)
                                                 ----------------   ----------------
Comprehensive income........................         $ 561.9            $ 361.4
                                                 ================   ================

5. DEBT

SHORT-TERM DEBT

Effective February 28, 2004, Principal Residential Mortgage, Inc. renewed a short-term borrowing arrangement with an unaffiliated entity providing up to $700.00 million related to the activities of its Principal Residential Mortgage Servicing subsidiary. At March 31, 2004, we had a $300.0 million note payable outstanding pursuant to this borrowing arrangement. The scheduled maturity of this note payable is February 28, 2005. We were not in compliance with one of the covenants under this agreement at March 31, 2004. We obtained a waiver from the unaffiliated entity.

LONG-TERM DEBT

The components of long-term debt as of March 31, 2004 and December 31, 2003, were as follows (in millions):

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

5.  DEBT (CONTINUED)

                                                                            AS OF              AS OF
                                                                           MARCH 31,         DECEMBER 31,
                                                                            2004                2003
                                                                     ------------------- -------------------

7.95% notes payable, due 2004.......................................    $    200.0          $   200.0
8.2% notes payable, due 2009........................................         464.0              464.0
7.875% surplus notes payable, due 2024..............................           -                199.0
8% surplus notes payable, due 2044..................................          99.2               99.2
PRMCR medium term notes.............................................       1,200.0            1,200.0
PRMCR equity certificates...........................................         193.0              193.0
Nonrecourse mortgages and notes payable.............................         341.7              340.7
Other mortgages and notes payable...................................          57.2               71.4
                                                                     ------------------- -------------------
Total long-term debt................................................    $  2,555.1          $ 2,767.3
                                                                     =================== ===================

The amounts included above are net of the discount and direct costs associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

On March 10, 1994, our subsidiary, Principal Life Insurance Company ("Principal Life") issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. Subject to the Commissioner of Insurance of the State of Iowa (the "Commissioner") approval, the surplus notes due March 1, 2024, were optionally redeemable at Principal Life's election on or after March 1, 2004, in whole or in part at a redemption price of approximately 103.6% of par. We elected, with the Commissioner's approval, to redeem on March 1, 2004, the entire outstanding $200.0 million principal amount of surplus notes due March 1, 2024, at a redemption price of 103.6%. Total cash paid for the surplus note redemption on March 1, 2004, was $207.2 million.

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

6.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of March 31, 2004, was approximately $192.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac"), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $190.0 million as of March 31, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations required that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. A related judicial action is pending. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group and other divestitures, the sale of residential mortgage loans and servicing rights in our mortgage banking business, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. The fair value of such indemnifications issued after January 1, 2003, was insignificant.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

The Life and Health insurance segment provides individual life insurance, group health insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance, and group life insurance, throughout the U.S.

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

Management uses segment operating earnings for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition and sales inducement costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of income tax allocation. The Corporate and Other segment functions to absorb the risk inherent in interpreting and applying tax law. The segments are allocated tax adjustments consistent with the positions we took on our tax returns. The Corporate and Other segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

7.  SEGMENT INFORMATION (CONTINUED)

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

                                                              AS OF MARCH 31,        AS OF DECEMBER 31,
                                                                   2004                   2003
                                                          ----------------------   --------------------
                                                                             (IN MILLIONS)
ASSETS:
U.S. Asset Management and Accumulation ...............         $   87,221.9               $83,904.8
International Asset Management and Accumulation.......              3,143.3                 3,011.4
Life and Health Insurance.............................             12,514.5                12,171.8
Mortgage Banking......................................              5,434.0                 5,558.8
Corporate and Other ..................................              2,499.1                 3,107.6
                                                          ----------------------   --------------------
  Total consolidated assets...........................         $  110,812.8               $107,754.4
                                                          ======================   ====================



                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         --------------------------------
                                                             2004               2003
                                                         --------------    --------------
                                                                   (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation................     $    897.2          $  886.0
International Asset Management and Accumulation.......          115.5              76.8
Life and Health Insurance.............................        1,035.3           1,012.3
Mortgage Banking......................................          255.6             404.5
Corporate and Other...................................            0.3              (0.7)
                                                         --------------    --------------
  Total segment operating revenues....................        2,303.9           2,378.9
Net realized/unrealized capital losses, including
  recognition of front-end fee revenues and certain
  market value adjustments to fee revenues............          (46.8)            (82.1)
                                                         --------------    --------------
  Total revenue per consolidated statements
    of operations.....................................     $  2,257.1          $2,296.8
                                                         ==============    ==============
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ...............     $    122.0          $   97.5
International Asset Management and Accumulation.......            8.7               6.6
Life and Health Insurance.............................           74.8              59.1
Mortgage Banking......................................           28.6              52.3
Corporate and Other ..................................          (11.5)             (5.0)
                                                         --------------    --------------
  Total segment operating earnings....................          222.6             210.5
Net realized/unrealized capital losses, as adjusted...          (23.3)            (54.1)
Other after-tax adjustments (1).......................           (5.7)             (0.7)
                                                         --------------    --------------
  Net income per consolidated statements
    of operations.....................................     $    193.6          $  155.7
                                                         ==============    ==============

------------------------
(1) For the three months ended March 31, 2004, other after-tax adjustments of $(5.7) million included the negative effect of a cumulative effect of accounting change related to the implementation of SOP 03-1. For the three months ended March 31, 2003, other after-tax adjustments of $(0.7) million included the negative effect of a change in the estimated loss on disposal of BT Financial Group.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

8.  EARNINGS PER SHARE

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                             ----------------------------------
                                                  2004              2003
                                             ---------------- -----------------
                                              (IN MILLIONS, EXCEPT PER SHARE
                                                          DATA)

Income from continuing operations........         $199.3           $156.4
                                             ================ =================
Weighted-average shares outstanding:
  Basic..................................          320.8            331.4
  Dilutive effect:
    Stock options........................            1.1              0.3
    Restricted stock units...............            0.1              -
                                             ---------------- -----------------
  Diluted................................          322.0            331.7
                                             ================ =================
Income from continuing operations
  per share:
  Basic..................................         $  0.62          $ 0.47
                                             ================ =================
  Diluted................................         $  0.62          $ 0.47
                                             ================ =================

The  calculation of diluted  earnings per share for the three months ended March
31,  2004  and  2003,   excludes  the  incremental  effect  related  to  certain
stock-based compensation grants due to their anti-dilutive effect.

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Principal Life has established special purpose entities to issue secured medium-term notes. Under the program, the payment obligations of principal and interest on the notes are secured by funding agreements issued by Principal Life. Principal Life's payment obligations on the funding agreements are fully and unconditionally guaranteed by PFG. All of the outstanding stock of Principal Life is indirectly owned by PFG and PFG is the only guarantor of the payment obligations of the funding agreements.

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                 MARCH 31, 2004

                                  PRINCIPAL     PRINCIPAL LIFE    PRINCIPAL FINANCIAL                     PRINCIPAL
                                  FINANCIAL       INSURANCE       SERVICES, INC. AND                      FINANCIAL
                                 GROUP, INC.       COMPANY        OTHER SUBSIDIARIES                     GROUP, INC.
                                 PARENT ONLY        ONLY             COMBINED (1)       ELIMINATIONS    CONSOLIDATED
                                -------------- ---------------- ---------------------- --------------- ---------------
                                                                    (IN MILLIONS)

ASSETS
Investments, excluding
  investment in
  unconsolidated entities.......   $     -       $    49,153.3       $   8,038.3         $ (1,384.1)     $   55,807.5
Investment in unconsolidated
  entities......................     7,819.1             876.2           6,078.0          (14,588.2)            185.1
Cash and cash equivalents.......       175.7             171.5           1,748.5             (487.1)          1,608.6
Other intangibles...............         -                 4.4             152.0                -               156.4
Mortgage loan servicing rights..         -                 -             1,748.1                -             1,748.1
Separate account assets.........         -            45,504.8             670.8               11.0          46,186.6
All other assets................         1.2           3,735.9           1,578.5             (195.1)          5,120.5
                                -------------- ---------------- ---------------------- --------------- ---------------
  Total assets..................   $ 7,996.0     $    99,446.1       $  20,014.2         $(16,643.5)     $  110,812.8
                                ============== ================ ====================== =============== ===============
LIABILITIES
Contractholder funds............   $     -       $    29,051.7       $      12.0         $   (150.0)     $   28,913.7
Future policy benefits and
  claims........................         -            14,065.0           1,460.8                -            15,525.8
Other policyholder funds........         -               764.7               4.5                -               769.2
Short-term debt.................         -                 -             1,429.2             (442.9)            986.3
Long-term debt..................         -               227.0           2,590.5             (262.4)          2,555.1
Income taxes currently
  payable.......................         -               200.0              33.0              (87.0)            146.0
Deferred income taxes...........         8.3           1,154.9             690.5               (3.9)          1,849.8
Separate account liabilities....         -            45,504.8             670.8               11.0          46,186.6
Other liabilities...............         0.7           1,096.5           5,303.8             (507.7)          5,893.3
                                -------------- ---------------- ---------------------- --------------- ---------------
  Total liabilities.............         9.0          92,064.6          12,195.1           (1,442.9)        102,825.8

STOCKHOLDERS' EQUITY
Common stock....................         3.8               2.5               -                 (2.5)              3.8
Additional paid-in capital......     7,179.1           5,073.7           6,818.9          (11,892.6)          7,179.1
Retained earnings (deficit).....       824.0             774.8            (539.4)            (235.4)            824.0
Accumulated other
  comprehensive income..........     1,539.6           1,530.5           1,539.6           (3,070.1)          1,539.6
Treasury stock, at cost.........    (1,559.5)              -                 -                  -            (1,559.5)
                                -------------- ---------------- ---------------------- --------------- ---------------
  Total stockholders' equity....     7,987.0           7,381.5           7,819.1          (15,200.6)          7,987.0
                                -------------- ---------------- ---------------------- --------------- ---------------
  Total liabilities and
  stockholders' equity..........   $ 7,996.0     $    99,446.1       $  20,014.2         $(16,643.5)     $  100,812.8
                                ============== ================ ====================== ==============  ===============

-----------------------

(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2003

                                  PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                    PRINCIPAL
                                  FINANCIAL       INSURANCE      SERVICES, INC. AND                     FINANCIAL
                                 GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                    GROUP, INC.
                                 PARENT ONLY        ONLY            COMBINED (1)       ELIMINATIONS    CONSOLIDATED
                                -------------- ---------------- --------------------- -------------- ---------------
                                                                 (IN MILLIONS)

ASSETS
Investments, excluding
  investment in
  unconsolidated entities.......    $    -         $48,156.9         $  8,610.9        $ (1,357.2)     $   55,410.6
Investment in unconsolidated
  entities......................     7,234.0           793.8            5,693.3         (13,553.9)            167.2
Cash and cash equivalents.......       173.8           640.5            1,360.5            (481.9)          1,692.9
Other intangibles...............         -               4.5              116.9               -               121.4
Mortgage loan servicing rights..         -               -              1,953.1               -             1,953.1
Separate account assets.........         -          42,753.4              632.2              22.2          43,407.8
All other assets................         1.7         3,825.7            1,374.4            (200.4)          5,001.4
                                -------------- ---------------- --------------------- -------------- ---------------
  Total assets..................    $7,409.5       $96,174.8         $ 19,741.3        $(15,571.2)     $  107,754.4
                                ============== ================ ===================== ============== ===============
LIABILITIES
Contractholder funds............    $    -         $29,040.4         $     11.9        $   (149.8)     $   28,902.5
Future policy benefits and
  claims........................         -          14,025.3            1,449.4               -            15,474.7
Other policyholder funds........         -             706.2                4.0               -               710.2
Short-term debt.................         -               -              2,053.8            (436.0)          1,617.8
Long-term debt..................         -             423.3            2,630.7            (286.7)          2,767.3
Income taxes currently
  payable.......................         -             160.0                4.3             (74.3)             90.0
Deferred income taxes...........         8.2           974.0              666.9              (5.1)          1,644.0
Separate account liabilities....         -          42,753.4              632.2              22.2          43,407.8
Other liabilities...............         1.7         1,226.1            5,054.2            (541.5)          5,740.5
                                -------------- ---------------- --------------------- -------------- ---------------
  Total liabilities.............         9.9        89,308.7           12,507.4          (1,471.2)        100,354.8

STOCKHOLDERS' EQUITY
Common stock....................         3.8             2.5                -                (2.5)              3.8
Additional paid-in capital......     7,153.2         5,052.1            6,796.9         (11,849.0)          7,153.2
Retained earnings (deficit).....       630.4           594.6             (734.4)            139.8             630.4
Accumulated other
  comprehensive income..........     1,171.3         1,216.9            1,171.4          (2,388.3)          1,171.3
Treasury stock, at cost.........    (1,559.1)            -                  -                 -            (1,559.1)
                                -------------- ---------------- --------------------- -------------- ---------------
  Total stockholders' equity....     7,399.6         6,866.1            7,233.9         (14,100.0)          7,399.6
                                -------------- -------------------------------------- -------------- ---------------
  Total liabilities and
  stockholders' equity..........    $7,409.5       $96,174.8         $ 19,741.3        $(15,571.2)     $  107,754.4
                                ============== ================ ===================== ============== ===============

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                      PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                    PRINCIPAL
                                      FINANCIAL       INSURANCE      SERVICES, INC. AND                     FINANCIAL
                                     GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                     GROUP, INC.
                                     PARENT ONLY        ONLY            COMBINED (1)       ELIMINATIONS    CONSOLIDATED
                                    -------------- --------------- ---------------------- -------------- -----------------
                                                                        (IN MILLIONS)
REVENUES
Premiums and other
  considerations....................   $     -          $ 857.7              $  64.1        $    -        $   921.8
Fees and other revenues.............         -            233.9                385.0           (57.8)         561.1
Net investment income...............         0.6          702.2                104.9             9.3          817.0
Net realized/unrealized
  capital losses....................         -            (41.5)                (6.9)            5.6          (42.8)
                                    -------------- --------------- ---------------------- -------------- -----------------
  Total revenues....................         0.6        1,752.3                547.1           (42.9)       2,257.1

EXPENSES
Benefits, claims, and settlement
  expenses..........................         -          1,111.8                 78.1            (2.4)       1,187.5
Dividends to policyholders..........         -             73.3                  -               -             73.3
Operating expenses..................         2.7          395.2                383.4           (50.4)         730.9
                                    -------------- --------------- ---------------------- -------------- -----------------
  Total expenses....................         2.7        1,580.3                461.5           (52.8)       1,991.7
                                    -------------- --------------- ---------------------- -------------- -----------------
Income (loss) before income
  taxes and cumulative effect of
  accounting change.................        (2.1)         172.0                 85.6             9.9          265.4

Income taxes (benefits).............        (0.7)          41.3                 23.1             2.4           66.1
Equity in the net income of
  subsidiaries, excluding
  cumulative effect of
  accounting change.................       200.7           51.9                138.2          (390.8)           -
                                    -------------- --------------- ---------------------- -------------- -----------------
Income before cumulative
  effect of accounting change.......       199.3          182.6                200.7          (383.3)         199.3

Cumulative effect of accounting
  change, net of related income
  taxes.............................        (5.7)          (2.5)                (5.7)            8.2           (5.7)
                                    -------------- --------------- ---------------------- -------------- -----------------
Net income..........................   $   193.6        $ 180.1              $ 195.0        $ (375.1)     $   193.6
                                    ============== =============== ====================== ============== =================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)


9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                      PRINCIPAL     PRINCIPAL LIFE    PRINCIPAL FINANCIAL                     PRINCIPAL
                                      FINANCIAL       INSURANCE       SERVICES, INC. AND                      FINANCIAL
                                     GROUP, INC.       COMPANY        OTHER SUBSIDIARIES                      GROUP, INC.
                                     PARENT ONLY        ONLY            COMBINED (1)        ELIMINATIONS     CONSOLIDATED
                                    -------------- ----------------- --------------------- --------------- ---------------
                                                                         (IN MILLIONS)
REVENUES
Premiums and other considerations..      $   -          $  870.9            $  34.6         $    -          $  905.5
Fees and other revenues............          -             196.2              483.3            (47.5)          632.0
Net investment income..............          0.9           733.7              103.6             (2.2)          836.0
Net realized/unrealized capital
  gains (losses)...................          -             (79.3)              11.6             (9.0)          (76.7)
                                    -------------- ----------------- --------------------- --------------- ---------------
  Total revenues...................          0.9         1,721.5              633.1            (58.7)        2,296.8

EXPENSES
Benefits, claims, and settlement
  expenses.........................          -           1,147.0               50.0             (1.8)        1,195.2
Dividends to policyholders.........          -              80.1                -                -              80.1
Operating expenses.................          2.2           384.4              453.6            (40.9)          799.3
                                    -------------- ----------------- --------------------- --------------- ---------------
  Total expenses...................          2.2         1,611.5              503.6            (42.7)        2,074.6
                                    -------------- ----------------- --------------------- --------------- --------------
Income (loss) from continuing
  operations before income taxes...         (1.3)          110.0              129.5            (16.0)          222.2

Income taxes (benefits)............         (0.5)           20.2               49.2             (3.1)           65.8
Equity in the net income of
  subsidiaries, excluding
  discontinued operations..........        157.2            49.8               76.9           (283.9)            -
                                    -------------- ----------------- --------------------- --------------- ---------------
Income from continuing
  operations, net of related
  income taxes.....................        156.4           139.6              157.2           (296.8)          156.4

Loss from discontinued operations,
  net of related income taxes......         (0.7)            -                 (0.7)             0.7            (0.7)
                                    -------------- ----------------- --------------------- --------------- ---------------
Net income.........................      $ 155.7        $  139.6            $ 156.5         $ (296.1)       $  155.7
                                    ============== ================= ===================== =============== ===============

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                    PRINCIPAL    PRINCIPAL LIFE   PRINCIPAL FINANCIAL                     PRINCIPAL
                                    FINANCIAL      INSURANCE      SERVICES, INC. AND                      FINANCIAL
                                   GROUP, INC.      COMPANY       OTHER SUBSIDIARIES                      GROUP, INC.
                                   PARENT ONLY       ONLY            COMBINED (1)      ELIMINATIONS      CONSOLIDATED
                                  ------------- ---------------- -------------------- --------------- ------------------
                                                                   (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities............    $  (1.2)    $    354.1         $  1,207.5          $  20.2        $  1,580.6

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.......................        -         (1,880.7)            (436.2)            (0.4)         (2,317.3)
  Sales...........................        -            488.4              118.5              -               606.9
  Maturities......................        -            985.0              260.1              -             1,245.1
Mortgage loans acquired or
  originated......................        -           (323.3)             (74.3)             6.9            (390.7)
Mortgage loans sold or repaid.....        -            369.3               79.1            (31.4)            417.0
Purchase of mortgage servicing
  rights..........................        -              -               (102.7)             -              (102.7)
Real estate acquired..............        -             (1.5)              (8.7)             -               (10.2)
Real estate sold..................        -             20.5               25.7              -                46.2
Net change in property and
  equipment.......................        -             (7.2)              (2.4)             -                (9.6)
Purchases of interest in
  subsidiaries, net of cash
  acquired........................        -              -               (106.2)             -              (106.2)
Dividends received from
  unconsolidated entities.........        -             11.2               94.4           (105.6)              -
Net change in other investments...        -            (75.3)              18.9             76.6              20.2
                                  ------------- ---------------- -------------------- --------------- ------------------
Net cash used in investing
  activities......................    $   -       $   (413.6)        $   (133.8)         $ (53.9)       $   (601.3)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                  PRINCIPAL    PRINCIPAL LIFE   PRINCIPAL FINANCIAL                     PRINCIPAL
                                  FINANCIAL      INSURANCE       SERVICES, INC. AND                     FINANCIAL
                                 GROUP, INC.      COMPANY        OTHER SUBSIDIARIES                    GROUP, INC.
                                 PARENT ONLY        ONLY           COMBINED (1)        ELIMINATIONS    CONSOLIDATED
                                -------------- --------------- ---------------------- --------------- ---------------
                                                                   (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock........    $   3.5       $     -              $     -           $   -         $     3.5
Acquisition of treasury stock...       (0.4)            -                    -               -              (0.4)
Issuance of long-term debt......        -              12.3                  0.4            (7.5)            5.2
Principal repayments of long-
  term debt.....................        -            (209.5)               (42.7)           31.9          (220.3)
Net repayments of short-term
  borrowings....................        -               -                 (625.8)           (6.9)         (632.7)
Dividends paid to parent........        -               -                  (11.0)           11.0             -
Investment contract deposits....        -           1,356.5                  -               -           1,356.5
Investment contract
  withdrawals...................        -          (1,602.1)                 -               -          (1,602.1)
Net decrease in banking
  operation deposits............        -               -                   (6.6)            -              (6.6)
Proceeds from financing
  element derivatives...........        -              55.3                  -               -              55.3
Payments for financing element
  derivatives...................        -             (22.0)                 -               -             (22.0)
                                -------------- --------------- ---------------------- --------------- ---------------
Net cash provided by (used in)
  financing activities..........        3.1          (409.5)              (685.7)           28.5        (1,063.6)
                                -------------- --------------- ---------------------- --------------- ---------------
Net increase (decrease) in cash
  and cash equivalents..........        1.9          (469.0)               388.0            (5.2)          (84.3)

Cash and cash equivalents at
  beginning of year.............      173.8           640.5              1,360.5          (481.9)        1,692.9
                                -------------- --------------- ---------------------- --------------- ---------------
Cash and cash equivalents at
  end of year...................    $ 175.7       $   171.5            $ 1,748.5         $(487.1)      $ 1,608.6
                                ============== =============== ====================== =============== ===============

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                  PRINCIPAL    PRINCIPAL LIFE   PRINCIPAL FINANCIAL                     PRINCIPAL
                                  FINANCIAL      INSURANCE      SERVICES, INC. AND                      FINANCIAL
                                 GROUP, INC.      COMPANY       OTHER SUBSIDIARIES                     GROUP, INC.
                                 PARENT ONLY       ONLY            COMBINED (1)       ELIMINATIONS     CONSOLIDATED
                                ------------- ----------------- -------------------- --------------- -----------------
                                                                  (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities..........   $ (0.8)     $    456.5            $  404.1         $ (112.7)       $    747.1

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.....................      -          (2,418.1)             (500.5)             6.9          (2,911.7)
  Sales.........................      -             602.4                88.2              -               690.6
  Maturities....................      -             869.4               196.5              -             1,065.9
Net cash flows from trading
  securities....................      -               -                   2.0             (2.0)              -
Mortgage loans acquired or
  originated....................      -            (227.2)               11.6              -              (215.6)
Mortgage loans sold or repaid...      -             226.1                89.6             (1.8)            313.9
Purchase of mortgage
  servicing rights..............      -               -                (310.6)             -              (310.6)
Proceeds from sale of mortgage
  servicing rights..............      -               -                   0.5              -                 0.5
Real estate acquired............      -             (84.1)               (8.5)             -               (92.6)
Real estate sold................      -               5.9                17.7              -                23.6
Net change in property and
  equipment.....................      -              (2.9)               (0.2)             -                (3.1)
Net proceeds from sales of
  subsidiaries..................      -               -                   2.1              -                 2.1
Purchases of interest in
  subsidiaries, net of cash
  acquired......................      -             (18.5)              (41.8)             -               (60.3)
Dividends received from
  (contributions to)
  unconsolidated entities.......      -              22.9               (18.7)            (4.2)              -
Net change in other investments.      -             (24.4)              (68.6)            92.6              (0.4)
                                ------------- ----------------- -------------------- --------------- -----------------
Net cash used in investing
  activities....................   $  -        $ (1,048.5)           $ (540.7)        $   91.5        $ (1,497.7)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                  PRINCIPAL    PRINCIPAL LIFE    PRINCIPAL FINANCIAL                    PRINCIPAL
                                  FINANCIAL      INSURANCE       SERVICES, INC. AND                     FINANCIAL
                                 GROUP, INC.      COMPANY        OTHER SUBSIDIARIES                    GROUP, INC.
                                 PARENT ONLY       ONLY            COMBINED (1)       ELIMINATIONS     CONSOLIDATED
                                ------------- ---------------- --------------------- --------------- ----------------
                                                                  (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock........  $    (3.0)      $    -             $      -          $   -          $    (3.0)
Acquisition of treasury stock...     (184.1)           -                    -              -             (184.1)
Issuance of long-term debt......        -              -                    7.5            -                7.5
Principal repayments of long-
  term debt.....................        -             (4.4)                (1.8)           1.8             (4.4)
Net proceeds of short-term
  borrowings....................        -              -                  191.7            1.1            192.8
Investment contract deposits....        -          2,937.8                  -              -            2,937.8
Investment contract
  withdrawals...................        -         (2,312.4)                 -              -           (2,312.4)
Net increase in banking
  operation deposits............        -              -                   44.7            -               44.7
                                ------------- ---------------- --------------------- --------------- ----------------
Net cash provided by (used in)
  financing activities..........     (187.1)         621.0                242.1            2.9            678.9
                                ------------- ---------------- --------------------- --------------- ----------------
Net increase (decrease) in cash
  and cash equivalents..........     (187.9)          29.0                105.5          (18.3)           (71.7)

Cash and cash equivalents at
  beginning of year.............      332.1          585.7                809.7         (688.9)         1,038.6
                                ------------- ---------------- --------------------- --------------- ----------------
Cash and cash equivalents at
  end of year...................  $   144.2       $  614.7           $    915.2        $(707.2)       $   966.9
                                ============= ================ ===================== =============== ================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003.

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                 MARCH 31, 2004

                                                                  PRINCIPAL LIFE
                                  PRINCIPAL    PRINCIPAL LIFE       INSURANCE                            PRINCIPAL
                                  FINANCIAL      FINANCIAL         COMPANY AND                           FINANCIAL
                                 GROUP, INC.    SERVICES, INC.   OTHER SUBSIDIARIES                     GROUP, INC.
                                 PARENT ONLY       ONLY             COMBINED          ELIMINATIONS     CONSOLIDATED
                                ------------- ---------------- --------------------- --------------- ----------------
                                                                  (IN MILLIONS)
ASSETS
Investments, excluding
  investment in
  unconsolidated entities.......   $     -         $    151.5        $  55,656.0      $      -          $ 55,807.5
Investment in unconsolidated
  entities......................     7,819.1          8,375.8              185.1       (16,194.9)            185.1
Cash and cash equivalents.......       175.7            580.8            1,065.3          (213.2)          1,608.6
Other intangibles...............         -                -                156.4             -               156.4
Mortgage loan servicing rights..         -                -              1,748.1             -             1,748.1
Separate account assets.........         -                -             46,186.6             -            46,186.6
All other assets................         1.2             99.6            5,043.0           (23.3)          5,120.5
                                ------------- ---------------- --------------------- --------------- ----------------
  Total assets..................   $ 7,996.0       $  9,207.7        $ 110,040.5      $(16,431.4)       $110,812.8
                                ============= ================ ===================== =============== ================
LIABILITIES
Contractholder funds............   $     -         $      -          $  28,913.7      $      -          $ 28,913.7
Future policy benefits and
  claims........................         -                -             15,525.8             -            15,525.8
Other policyholder funds........         -                -                769.2             -               769.2
Short-term debt.................         -              239.9              757.1           (10.7)            986.3
Long-term debt..................         -              664.1            1,891.0             -             2,555.1
Income taxes currently
  payable.......................         -               13.6              139.1            (6.7)            146.0
Deferred income taxes...........         8.3             19.5            1,822.2            (0.2)          1,849.8
Separate account liabilities....         -                -             46,186.6             -            46,186.6
Other liabilities...............         0.7            451.5            5,660.0          (218.9)          5,893.3
                                ------------- ---------------- --------------------- --------------- ----------------
  Total liabilities.............   $     9.0       $  1,388.6        $ 101,664.7      $   (236.5)       $102,825.8


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

      CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (CONTINUED)
                                 MARCH 31, 2004

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
                                PARENT ONLY        ONLY              COMBINED          ELIMINATIONS     CONSOLIDATED
                               -------------- ------------------ -------------------- --------------- ----------------
                                                                   (IN MILLIONS)
STOCKHOLDERS' EQUITY
Common stock...................   $     3.8         $     -           $      64.4      $      (64.4)   $       3.8
Additional paid-in capital.....     7,179.1           6,818.9             5,906.1         (12,725.0)       7,179.1
Retained earnings (deficit)....       824.0            (539.4)              867.2            (327.8)         824.0
Accumulated other
  comprehensive income.........     1,539.6           1,539.6             1,538.1          (3,077.7)       1,539.6
Treasury stock, at cost........    (1,559.5)              -                   -                 -         (1,559.5)
                               -------------- ------------------ -------------------- --------------- ----------------
  Total stockholders' equity...     7,987.0           7,819.1             8,375.8         (16,194.9)       7,987.0
                               -------------- ------------------ -------------------- --------------- ----------------
  Total liabilities and
  stockholders' equity.........   $ 7,996.0         $ 9,207.7         $ 110,040.5      $  (16,431.4)   $ 110,812.8
                               ============== ================== ==================== =============== ================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2003


                                                                   PRINCIPAL LIFE
                                 PRINCIPAL        PRINCIPAL          INSURANCE                           PRINCIPAL
                                 FINANCIAL        FINANCIAL         COMPANY AND                          FINANCIAL
                                GROUP, INC.     SERVICES, INC.   OTHER SUBSIDIARIES                      GROUP, INC.
                                PARENT ONLY         ONLY              COMBINED          ELIMINATIONS    CONSOLIDATED
                               -------------- ------------------ -------------------- --------------- ----------------
                                                                     (IN MILLIONS)
ASSETS
Investments, excluding
  investment in
  unconsolidated entities......   $     -           $  150.5        $  55,260.1        $      -         $  55,410.6
Investment in unconsolidated
  entities.....................     7,234.0          7,771.7              167.2         (15,005.7)            167.2
Cash and cash equivalents......       173.8            872.7              870.1            (223.7)          1,692.9
Other intangibles..............         -                -                121.4               -               121.4
Mortgage loan servicing
  rights.......................         -                -              1,953.1               -             1,953.1
Separate account assets........         -                -             43,407.8               -            43,407.8
All other assets...............         1.7            186.1            4,831.1             (17.5)          5,001.4
                               -------------- ------------------ -------------------- --------------- ----------------
  Total assets.................   $ 7,409.5         $8,981.0        $ 106,610.8        $(15,246.9)      $ 107,754.4
                               ============== ================== ==================== =============== ================
LIABILITIES
Contractholder funds...........   $     -           $    -          $  28,902.5        $      -         $  28,902.5
Future policy benefits and
  claims.......................         -                -             15,474.7               -            15,474.7
Other policyholder funds.......         -                -                710.2               -               710.2
Short-term debt................         -              399.9            1,228.6             (10.7)          1,617.8
Long-term debt.................         -              664.0            2,103.3               -             2,767.3
Income taxes currently
  payable......................         -               14.1               76.6              (0.7)             90.0
Deferred income taxes..........         8.2             20.7            1,615.1               -             1,644.0
Separate account liabilities...         -                -             43,407.8               -            43,407.8
Other liabilities..............         1.7            648.3            5,320.3            (229.8)          5,740.5
                               -------------- ------------------ -------------------- --------------- ----------------
  Total liabilities............         9.9          1,747.0           98,839.1            (241.2)        100,354.8

STOCKHOLDERS' EQUITY
Common stock...................         3.8              -                 64.4             (64.4)              3.8
Additional paid-in capital.....     7,153.2          6,796.9            5,851.8         (12,648.7)          7,153.2
Retained earnings (deficit)....       630.4           (734.3)             685.6              48.7             630.4
Accumulated other
  comprehensive income.........     1,171.3          1,171.4            1,169.9          (2,341.3)          1,171.3
Treasury stock, at cost........    (1,559.1)             -                  -                 -            (1,559.1)
                               -------------- ------------------ -------------------- --------------- ----------------
  Total stockholders' equity...     7,399.6          7,234.0            7,771.7         (15,005.7)          7,399.6
                               -------------- ------------------ -------------------- --------------  ----------------
  Total liabilities and
  stockholders' equity.........   $ 7,409.5         $8,981.0        $ 106,610.8        $(15,246.9)      $ 107,754.4
                               ============== ================== ==================== =============== ================


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                   PRINCIPAL LIFE
                                   PRINCIPAL        PRINCIPAL          INSURANCE                           PRINCIPAL
                                   FINANCIAL        FINANCIAL         COMPANY AND                          FINANCIAL
                                  GROUP, INC.     SERVICES, INC.   OTHER SUBSIDIARIES                      GROUP, INC.
                                  PARENT ONLY         ONLY             COMBINED           ELIMINATIONS    CONSOLIDATED
                                 -------------- ------------------ -------------------- --------------- ----------------
                                                                    (IN MILLIONS)
REVENUES
Premiums and other
  considerations.................   $   -           $  -             $   921.8            $   -            $  921.8
Fees and other revenues..........       -              -                 561.3               (0.2)            561.1
Net investment income............       0.6           12.8               803.5                0.1             817.0
Net realized/unrealized
  capital losses.................       -             (1.8)              (41.0)               -               (42.8)
                                 -------------- ------------------ -------------------- --------------- ----------------
  Total revenues.................       0.6           11.0             2,245.6               (0.1)          2,257.1

EXPENSES
Benefits, claims, and settlement
  expenses.......................       -              -               1,187.5                -             1,187.5
Dividends to policyholders.......       -              -                  73.3                -                73.3
Operating expenses...............       2.7           14.8               713.5               (0.1)            730.9
                                 -------------- ------------------ -------------------- --------------- ----------------
  Total expenses.................       2.7           14.8             1,974.3               (0.1)          1,991.7
                                 -------------- ------------------ -------------------- --------------- ----------------
Income (loss) before income
  taxes and cumulative effect
  of accounting change...........      (2.1)          (3.8)              271.3                -               265.4

Income taxes (benefits)..........      (0.7)          (1.4)               68.2                -                66.1
Equity in the net income of
  subsidiaries, excluding
  cumulative effect of
  accounting change..............     200.7          203.1                 -               (403.8)              -
                                 -------------- ------------------ -------------------- --------------- ----------------
Income before cumulative
  effect of accounting change....     199.3          200.7               203.1             (403.8)            199.3

Cumulative effect of accounting
  change, net of related income
  taxes..........................      (5.7)          (5.7)               (5.7)              11.4              (5.7)
                                 -------------- ------------------ -------------------- --------------- ----------------
Net income.......................   $ 193.6         $195.0           $   197.4            $(392.4)         $  193.6
                                 ============== ================== ==================== =============== ================


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                                                     PRINCIPAL LIFE
                                   PRINCIPAL        PRINCIPAL          INSURANCE                           PRINCIPAL
                                   FINANCIAL        FINANCIAL         COMPANY AND                          FINANCIAL
                                  GROUP, INC.     SERVICES, INC.   OTHER SUBSIDIARIES                      GROUP, INC.
                                  PARENT ONLY         ONLY             COMBINED          ELIMINATIONS     CONSOLIDATED
                                 -------------- ------------------ -------------------- --------------- ----------------
                                                                    (IN MILLIONS)
REVENUES
Premiums and other
  considerations.................    $   -          $   -              $   905.5           $    -          $  905.5
Fees and other revenues..........        -              -                  632.2               (0.2)          632.0
Net investment income............        0.9           32.9                802.0                0.2           836.0
Net realized/unrealized capital
  gains (losses).................        -              7.5                (84.2)               -             (76.7)
                                 -------------- ------------------ -------------------- --------------- ----------------
  Total revenues.................        0.9           40.4              2,255.5                -           2,296.8

EXPENSES
Benefits, claims, and settlement
  expenses.......................        -              -                1,195.2                -           1,195.2
Dividends to policyholders.......        -              -                   80.1                -              80.1
Operating expenses...............        2.2           15.4                781.7                -             799.3
                                 -------------- ------------------ -------------------- --------------- ----------------
  Total expenses.................        2.2           15.4              2,057.0                -           2,074.6
                                 -------------- ------------------ -------------------- --------------- ----------------
Income (loss) from continuing
  operations before income taxes.       (1.3)          25.0                198.5                -             222.2

Income taxes (benefits)..........       (0.5)           9.3                 57.0                -              65.8
Equity in the net income of
  subsidiaries, excluding
  discontinued operations........      157.2          141.5                  -               (298.7)            -
                                 -------------- ------------------ -------------------- --------------- ----------------
Income from continuing
  operations, net of related
  income taxes...................      156.4          157.2                141.5             (298.7)          156.4

Loss from discontinued
  operations, net of related
  income taxes...................       (0.7)          (0.7)                (0.7)               1.4            (0.7)
                                 -------------- ------------------ -------------------- --------------- ----------------
Net income.......................    $ 155.7        $ 156.5            $   140.8           $ (297.3)       $  155.7
                                 ============== ================== ==================== =============== ================


                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                     PRINCIPAL LIFE
                                   PRINCIPAL        PRINCIPAL          INSURANCE                            PRINCIPAL
                                   FINANCIAL        FINANCIAL         COMPANY AND                           FINANCIAL
                                  GROUP, INC.     SERVICES, INC.    OTHER SUBSIDIARIES                      GROUP, INC.
                                  PARENT ONLY         ONLY              COMBINED          ELIMINATIONS     CONSOLIDATED
                                 -------------- ------------------ -------------------- --------------- ----------------
                                                                    (IN MILLIONS)

OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities..........    $(1.2)         $ ( 61.6)          $ 1,640.9           $  2.5            $1,580.6

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.....................      -              (150.4)           (2,166.9)             -              (2,317.3)
  Sales.........................      -               102.4               504.5              -                 606.9
  Maturities....................      -                 -               1,245.1              -               1,245.1
Mortgage loans acquired or
  originated....................      -                 -                (390.7)             -                (390.7)
Mortgage loans sold or repaid...      -                 -                 417.0              -                 417.0
Purchase of mortgage servicing
  rights........................      -                 -                (102.7)             -                (102.7)
Real estate acquired............      -                 -                 (10.2)             -                 (10.2)
Real estate sold................      -                 -                  46.2              -                  46.2
Net change in property and
  equipment.....................      -                 -                  (9.6)             -                  (9.6)
Purchases of interest in
  subsidiaries, net of cash
  acquired......................      -               (25.7)              (80.5)             -                (106.2)
Dividends received from
  unconsolidated entities.......      -                35.3                 5.4            (40.7)                -
Net change in other investments.      -               (32.0)               19.7             32.5                20.2
                               ---------------- ------------------ -------------------- --------------- ----------------
Net cash used in investing
  activities....................    $ -            $  (70.4)          $  (522.7)          $ (8.2)           $ (601.3)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

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
                                   PARENT ONLY         ONLY             COMBINED          ELIMINATIONS     CONSOLIDATED
                                  -------------- ------------------ -------------------- --------------- ----------------
                                                                      (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock..........    $   3.5        $   -              $      -          $   -            $     3.5
Acquisition of treasury stock.....       (0.4)           -                     -              -                 (0.4)
Issuance of long-term debt........        -              -                     5.2            -                  5.2
Principal repayments of
  long-term debt..................        -              -                  (220.3)           -               (220.3)
Net repayments of short-term
  borrowings......................        -           (159.9)               (472.7)          (0.1)            (632.7)
Dividends paid to parent..........        -              -                   (16.3)          16.3                -
Investment contract deposits......        -              -                 1,356.5            -              1,356.5
Investment contract withdrawals...        -              -                (1,602.1)           -             (1,602.1)
Net increase (decrease) in
  banking operation deposits......        -              -                    (6.6)           -                 (6.6)
Proceeds from financing element
  derivatives.....................        -              -                    55.3            -                 55.3
Payments for financing element
  derivatives.....................        -              -                   (22.0)           -                (22.0)
                                  -------------- ------------------ -------------------- --------------- ----------------
Net cash provided by (used in)
  financing activities............        3.1         (159.9)               (923.0)          16.2           (1,063.6)
                                  -------------- ------------------ -------------------- --------------- ----------------
Net increase (decrease) in cash
  and cash equivalents............        1.9         (291.9)                195.2           10.5              (84.3)

Cash and cash equivalents at
  beginning of year...............      173.8          872.7                 870.1         (223.7)           1,692.9
                                  -------------- ------------------ -------------------- --------------- ----------------
Cash and cash equivalents at end
  of year.........................    $ 175.7        $ 580.8            $  1,065.3        $(213.2)         $ 1,608.6
                                  ============== ================== ==================== =============== ================


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)


9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                    PRINCIPAL                          PRINCIPAL LIFE
                                    FINANCIAL        PRINCIPAL           INSURANCE                           PRINCIPAL
                                    GROUP, INC.      FINANCIAL          COMPANY AND                          FINANCIAL
                                     PARENT         SERVICES, INC.    OTHER SUBSIDIARIES                    GROUP, INC.
                                      ONLY             ONLY              COMBINED          ELIMINATIONS    CONSOLIDATED
                                  -------------- ------------------ -------------------- --------------- ----------------
                                                                       (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities...........     $  (0.8)       $  30.5            $    740.0          $ (22.6)        $    747.1

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases......................         -             (1.2)             (2,910.5)             -             (2,911.7)
  Sales..........................         -              2.7                 687.9              -                690.6
  Maturities.....................         -              -                 1,065.9              -              1,065.9
Mortgage loans acquired or
  originated.....................         -              -                  (215.6)             -               (215.6)
Mortgage loans sold or repaid....         -              -                   313.9              -                313.9
Purchase of mortgage servicing
  rights.........................         -              -                  (310.6)             -               (310.6)
Proceeds from sale of mortgage
  servicing rights...............         -              -                     0.5              -                  0.5
Real estate acquired.............         -              -                   (92.6)             -                (92.6)
Real estate sold.................         -              -                    23.6              -                 23.6
Net change in property and
  equipment......................         -              -                    (3.1)             -                 (3.1)
Net proceeds from sales of
  subsidiaries...................         -              -                     2.1              -                  2.1
Purchases of interest in
  subsidiaries, net of cash
  acquired.......................         -              -                   (60.3)             -                (60.3)
Dividends received from
  unconsolidated entities........         -              9.5                  29.7            (39.2)               -
Net change in other investments..         -            (26.1)                 (0.6)            26.3               (0.4)
                                  -------------- ------------------ -------------------- --------------- ----------------
Net cash used in investing
  activities.....................     $   -          $ (15.1)           $ (1,469.7)         $ (12.9)        $ (1,497.7)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

9. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                    PRINCIPAL                          PRINCIPAL LIFE
                                    FINANCIAL        PRINCIPAL           INSURANCE                           PRINCIPAL
                                    GROUP, INC.      FINANCIAL          COMPANY AND                          FINANCIAL
                                     PARENT         SERVICES, INC.    OTHER SUBSIDIARIES                    GROUP, INC.
                                      ONLY             ONLY              COMBINED          ELIMINATIONS    CONSOLIDATED
                                  -------------- ------------------ -------------------- --------------- ----------------
                                                                       (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock..........    $  (3.0)      $    -              $     -            $    -          $    (3.0)
Acquisition of treasury stock.....     (184.1)           -                    -                 -             (184.1)
Issuance of long-term debt........        -              -                    7.5               -                7.5
Principal repayments of
  long-term debt..................        -              -                   (4.4)              -               (4.4)
Net proceeds of short-term
  borrowings......................        -            117.4                 75.4               -              192.8
Dividends paid to parent..........        -              -                   (4.0)              4.0              -
Investment contract deposits......        -              -                2,937.8               -            2,937.8
Investment contract withdrawals...        -              -               (2,312.4)              -           (2,312.4)
Net increase in banking
  operation deposits..............        -              -                   44.7               -               44.7
                                  -------------- ------------------ -------------------- --------------- ----------------
Net cash provided by (used in)
  financing activities............     (187.1)         117.4                744.6               4.0            678.9
                                  -------------- ------------------ -------------------- --------------- ----------------
Net increase (decrease) in cash
  and cash equivalents............     (187.9)         132.8                 14.9             (31.5)           (71.7)
Cash and cash equivalents at
  beginning of year...............      332.1          977.7                301.4            (572.6)         1,038.6
                                  -------------- ------------------ -------------------- --------------- ----------------
Cash and cash equivalents at end
  of year.........................    $ 144.2       $1,110.5            $   316.3          $ (604.1)       $   966.9
                                  ============== ================== ==================== =============== ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of March 31, 2004, compared with December 31, 2003, and our consolidated results of operations for the three months ended March 31, 2004 and 2003, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2003, filed with the United
States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

o Life and Health Insurance, which provides individual life insurance, health insurance as well as specialty benefits throughout the U.S. Our individual life insurance products include universal and variable universal life and traditional life. Our health insurance products include group medical insurance and fee-for-service. Our specialty benefit products include group dental and vision insurance, individual and group disability insurance, and group life insurance.

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

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following businesses, among others, during 2004 and 2003:

DAO HENG FUND MANAGEMENT. On January 31, 2004, our wholly owned subsidiary, Principal Asset Management Company (Asia) Limited, purchased a 100% ownership of Dao Heng Fund Management ("DHFM") in Hong Kong from Guoco Group Limited ("Guoco"). The acquisition of DHFM increases our presence in the Hong Kong defined contribution pension market and increases the potential of our long-term mutual fund operations. Effective January 31, 2004, the operations of DHFM are reported in our International Asset Management and Accumulation segment.

MOLLOY  COMPANIES.  On December 17, 2003,  we signed an agreement to acquire the
Molloy Companies. The Molloy Companies consist of J.F. Molloy & Associates, Inc., Molloy Medical Management, Inc., Molloy Actuarial and Consulting Corporation and Molloy Wellness Company. The Molloy Companies offer companies and organizations consultative, administrative and claims services for insured and self-funded health plans through top benefit brokers and consultants. Effective January 2, 2004, the operations of the Molloy Companies are reported in our Life and Health segment.

POST ADVISORY GROUP. On August 21, 2003, we agreed to purchase approximately 68% of Post Advisory Group ("Post Advisory") for approximately $101.6 million. Effective October 15, 2003, we owned 23% of Post Advisory and purchased an additional 45% on, January 5, 2004. Our assets under management increased approximately $5.0 billion as a result of the acquisition. Effective October 15, 2003, the operations of Post Advisory are reported in our U.S. Asset Management and Accumulation segment.

PRINCIPAL ASSET MANAGEMENT COMPANY. On August 31, 2003, we announced that our wholly owned subsidiary, Principal Financial Group (Mauritius) Ltd., had entered into a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks, to sell long-term mutual funds and related financial services in India. The new company will be called Principal PNB Asset Management Company. As part of this transaction, we will roll our existing fund management company, Principal Asset Management Company, into the joint venture. We will retain 65% of the new company, selling 30% to PNB, who will merge its own PNB funds into the new company, and 5% to Vijaya Bank. We expect to close the transaction in the second quarter of 2004.

On June 24, 2003, Principal Financial Group (Mauritius) Ltd. finalized an agreement to purchase an additional 50% ownership of IDBI - Principal Asset Management Company in India from Industrial Development Bank of India ("IDBI") for 940 million Indian Rupees ("INR") (approximately U.S. $20.3 million). This transaction gave Principal Financial Group (Mauritius) Ltd. 100% ownership of IDBI - Principal Asset Management Company. Upon completion of the transaction, IDBI - Principal Asset Management Company was renamed to Principal Asset Management Company.

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

DISPOSITIONS

BT FINANCIAL GROUP. On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of March 31, 2004, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac, with future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $115.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management. We do not anticipate receiving the contingent proceeds.

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

During the three months ended March 31, 2004, we did not incur any after-tax gain or loss associated with the loss on disposal of BT Financial Group.

BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been removed from our results of continuing operations for all periods presented.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $190.0 million as of March 31, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations required that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. A related judicial action is pending. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

OTHER TRANSACTIONS

SALE OF RETAIL FIELD MORTGAGE LENDING BRANCH OFFICES. On February 4, 2003, Principal Residential Mortgage signed a definitive agreement to sell the retail field mortgage lending branches to American Home Mortgage, Inc. ("American Home Mortgage"), an independent retail mortgage banking company. American Home Mortgage has paid Principal Residential Mortgage a guaranteed profit margin on its application pipeline that existed as of February 4, 2003, and has purchased the assets of the branch network and assumed related liabilities.

PRINCIPAL RESIDENTIAL MORTGAGE CAPITAL RESOURCES, LLC. As a result of the implementation of Financial Accounting Standards Board (the "FASB") Interpretation No. 46: CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), effective July 1, 2003, Mortgage Banking assets and liabilities include the full consolidation of Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), which provides a source of funding for our residential mortgage loan production.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted $0.5 million for the three months ended March 31, 2004 and negatively impacted $2.1 million for the three months ended March 31, 2003, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. "Quantitative and Qualitative Disclosures about Market Risk."

PENSION AND OTHER POST-RETIREMENT BENEFIT EXPENSE

The 2004 annual pension benefit expense for substantially all of our employees and certain agents is approximately $56.4 million pre-tax, which is a $3.8 million decrease over the 2003 pre-tax pension expense of $60.2 million. Approximately $14.1 million of pre-tax pension expense was reflected in the determination of first quarter, 2004 net income. In addition, approximately $14.1 million of pre-tax pension expense will be reflected in each of the following three quarters for 2004. This decrease in expense over 2003 is primarily due to the plan's liability experience, an increase in the plan's turnover assumption, and the plan's asset performance. The discount rate used to determine the 2004 expense was 6.25%, which is down from the 6.5% discount rate used to calculate the 2003 expense. The expected long-term return on assets assumption used for the 2004 pension expense remained at 8.5%.

PERMANENT IMPAIRMENT OF MORTGAGE SERVICING RIGHTS

During the second quarter of 2003, we established a policy of evaluating permanent impairment of our mortgage servicing rights. Each quarter we will evaluate permanent impairment of our mortgage servicing rights and will recognize a direct write-down when the gross carrying value is not expected to be recovered in the foreseeable future. We estimate the amount of permanent impairment based on an analysis of the mortgage servicing rights valuation allowance related to loans that have prepaid. During the twelve months ended December 31, 2003, we recorded a permanent impairment of our mortgage servicing rights of approximately $666.4 million, which reduced the gross carrying value and the valuation allowance of the mortgage servicing rights, thereby precluding subsequent reversals. During the three months ending March 31, 2004, we recorded a permanent impairment of our mortgage servicing rights of approximately $60.8 million. These write-downs had no immediate impact on our net income or financial position in 2003 or the current quarter. However, these write-downs have resulted in a reduction of amortization expense in the current quarter and may reduce amortization expense in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised 2003):
CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46R"), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. We adopted FIN 46R effective January 1, 2004, which did not have a material impact on our consolidated financial statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS ("SOP 03-1"). This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. We adopted SOP 03-1 effective January 1, 2004, and recorded a cumulative effect of accounting change of $(5.7) million, which is net of income tax benefits of $3.0 million.

A provision of SOP 03-1 relates to the classification of contracts and calculation of an additional liability for contracts that contain significant insurance features. The adoption of the guidance requires the recognition of a liability in addition to the contract account value in cases where the insurance benefit feature results in gains in early years followed by losses in later years. The accrual and release of the additional liability also impacts the amortization of deferred policy acquisition costs ("DPAC"). As of January 1, 2004, we increased future policyholder benefits due to our no lapse guarantee feature of our universal life and variable universal life products within our Life and Health Insurance segment and for variable annuities with guaranteed minimum death benefits in our U.S. Asset Management and Accumulation segment. This resulted in an after-tax cumulative effect of $(0.9) million in the Life and Health Insurance segment and $(1.5) million in the U.S. Asset Management and Accumulation segment.

We also decreased an equity method investment within our International Asset Management and Accumulation segment by $3.3 million, net of income taxes, as of January 1, 2004, for select deferred annuity products, which include guaranteed annuitization purchase rates. The guidance requires contracts which provide for potential benefits in addition to the account balance that are payable only upon annuitization to establish an additional liability if the present value of the annuitized benefits exceed the expected account balance at the expected annuitization date.

In addition, the guidance clarifies the accounting and classification for sales inducements. Although the valuation impacts were immaterial, we reclassified $37.6 million of sales inducements from DPAC to other assets effective January 1, 2004.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin ("SAB") 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS ("SAB 105"), in which the SEC Staff expressed their view that the fair value of recorded loan commitments, including interest rate lock commitments ("IRLCs"), that are required to follow derivative accounting under Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, should not consider the expected future cash flows related to the associated servicing of the loan. SAB 105 requires IRLCs issued after April 1, 2004, to be accounted for as written options that would be reported as a liability until expiration or termination of the commitment. We do not expect this SAB to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the periods indicated:

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ---------------------------------------
                                                                                      2004                  2003
                                                                                ------------------    -----------------
INCOME STATEMENT DATA:
Revenues:
  Premiums and other considerations......................................       $    921.8            $    905.5
  Fees and other revenues................................................            561.1                 632.0
  Net investment income..................................................            817.0                 836.0
  Net realized/unrealized capital losses.................................            (42.8)                (76.7)
                                                                                ------------------    -----------------
    Total revenues.......................................................          2,257.1               2,296.8

Expenses:
  Benefits, claims and settlement expenses...............................          1,187.5               1,195.2
  Dividends to policyholders.............................................             73.3                  80.1
  Operating expenses.....................................................            730.9                 799.3
                                                                                ------------------    -----------------
    Total expenses.......................................................          1,991.7               2,074.6
                                                                                ------------------    -----------------
Income from continuing operations before income taxes....................            265.4                 222.2
Income taxes.............................................................             66.1                  65.8
                                                                                ------------------    -----------------
    Income from continuing operations, net of related income taxes.......            199.3                 156.4

Loss from discontinued operations, net of related income taxes...........              -                    (0.7)
                                                                                ------------------    -----------------
Income before cumulative effect of accounting changes....................            199.3                 155.7
Cumulative effect of accounting change, net of related income taxes......             (5.7)                  -
                                                                                ------------------    -----------------
    Net income...........................................................       $    193.6            $    155.7
                                                                                ==================    =================

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Premiums and other considerations increased $16.3 million, or 2%, to $921.8 million for the three months ended March 31, 2004, from $905.5 million for the three months ended March 31, 2003. The increase reflected a $29.5 million increase from the International Asset Management and Accumulation segment, primarily related to record sales of single premium annuities with life contingencies in Chile in 2004 following a year of decreased sales due to market contraction and the strengthening of the Chilean peso versus the U.S. dollar. In addition, Life and Health segment premiums increased $11.7 million primarily due to increased sales and stable persistency in our specialty benefits business. The increases were partially offset by a $24.9 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues decreased $70.9 million, or 11%, to $561.1 million for the three months ended March 31, 2004, from $632.0 million for the three months ended March 31, 2003. The decrease was largely due to a $139.0 million decrease from the Mortgage Banking segment resulting from a decrease in mortgage loan production. The decrease was partially offset by a $46.4 million increase from the U.S. Asset Management and Accumulation segment primarily related to improvements in the equity markets and net cash flow, which have led to higher account values, and increases in management fee income. In addition, Life and Health fees and other revenues increased $13.2 million primarily due to the acquisition of the Molloy Companies effective January 2, 2004 and due to growth in the universal life and variable universal life insurance business.

Net investment income decreased $19.0 million, or 2%, to $817.0 million for the three months ended March 31, 2004, from $836.0 million for the three months ended March 31, 2003. The decrease was primarily related to a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 5.7% for the three months ended March 31, 2004, compared to 6.6% for the three months ended March 31, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment. Partially offsetting the decrease was a $4,648.5 million, or 9%, increase in average invested assets and cash, excluding the impact of the implementation of FIN 46.

Net realized/unrealized capital losses decreased $33.9 million, or 44%, to $42.8 million for the three months ended March 31, 2004, from $76.7 million for the three months ended March 31, 2003. The decrease includes a reduction in write downs of other than temporary declines in the value of certain fixed maturity securities and less losses on credit impaired fixed maturity securities sales partially offset by higher losses related to hedging activities.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended March 31, 2004.

                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                 -----------------------------------------------------------------------
                                                      NET REALIZED                       NET REALIZED/
                                                         GAINS                            UNREALIZED
                                                      (LOSSES) ON       HEDGING         CAPITAL GAINS
                                   IMPAIRMENTS         DISPOSAL       ADJUSTMENTS         (LOSSES)
                                 ---------------- ---------------- ----------------- -------------------
                                                               (IN MILLIONS)

Fixed maturity securities (1)...  $   (21.8)          $     5.1          $    27.9        $    11.2
Equity securities (2)...........       (3.9)                3.9                -                -
Mortgage loans on real
  estate (3)....................      (11.7)                -                  -              (11.7)
Real estate.....................       (3.3)                3.9                -                0.6
Derivatives.....................        -                   -                (72.9)           (72.9)
Other (4).......................        -                  25.3                4.7             30.0
                                 ---------------- ---------------- ----------------- -------------------
  Total.........................  $   (40.7)          $    38.2          $   (40.3)       $   (42.8)
                                 ================ ================ ================= ===================

-----------------------
(1) Impairments include $2.4 million in recoveries on the sale of previously impaired assets and $24.2 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $14.2 million and gross realized losses of $9.1 million.
(2) Impairments include $3.9 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $5.5 million and gross realized losses of $1.6 million.
(3) Includes $5.6 million in realized losses due to sale, foreclosure, or impairment write-down of commercial mortgage loans and a $6.1 million increase in commercial mortgage valuation allowance.
(4) Net realized gains (losses) on disposal includes $10.6 million in realized gains on seed money, $6.8 million for mark to market gains on seed money, and $1.9 million related to foreign currency gains.

Benefits, claims and settlement expenses decreased $7.7 million, or 1%, to $1,187.5 million for the three months ended March 31, 2004, from $1,195.2 million for the three months ended March 31, 2003. The decrease was primarily due to a $33.7 million decrease from the U.S. Asset Management and Accumulation segment, reflecting a decrease in pension full-service payout sales of single premium group annuities with life contingencies. Partially offsetting the decrease was a $28.2 million increase in the International Asset Management and Accumulation segment primarily a result of higher reserve expenses due to record sales of single premium annuities with life contingencies in Chile in 2004 following a year of decreased sales due to market contraction and the strengthening of the Chilean peso versus the U.S. dollar.

Dividends to policyholders decreased $6.8 million, or 8%, to $73.3 million for the three months ended March 31, 2004, from $80.1 million for the three months ended March 31, 2003. The decrease was attributable to a $3.5 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life insurance dividend crediting rates. In addition, U.S. Management and Accumulation dividends to policyholders decreased $3.3 million resulting from a decrease in dividends for our participating pension full-service accumulation products.

Operating expenses decreased $68.4 million, or 9%, to $730.9 million for the three months ended March 31, 2004, from $799.3 million for the three months ended March 31, 2003. The decrease was largely due to a $110.8 million decrease from the Mortgage Banking segment primarily resulting from a decrease in the impairment of capitalized mortgage servicing rights net of servicing hedge activity and amortization of mortgage servicing rights. Partially offsetting the decrease was an $18.0 million increase in the Corporate and Other segment partly related to a prepayment penalty recognized on redemption of our surplus notes due 2024. In addition, U.S Asset Management and Accumulation segment operating expenses increased $14.6 million due to our acquisition of Post Advisory in the third quarter of 2003 and increases in professional and investment management fees.

Income taxes increased $0.3 million to $66.1 million for the three months ended March 31, 2004 from $65.8 million for the three months ended March 31, 2003. The effective income tax rate was 25% for the three months ended March 31, 2004 and 30% for the three months ended March 31, 2003. The effective income tax rate for the three months ended March 31, 2004 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, a tax benefit associated with prior year accumulated losses on a foreign investment and interest exclusion from taxable income, partially offset by state income taxes. The effective income tax rate for the three months ended March 31, 2003 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income, partially offset by state income taxes. The decrease in the effective tax rate to 25% for the three months ended March 31, 2004, from 30% for the three months ended March 31, 2003, was primarily due to a tax benefit associated with prior year accumulated losses on a foreign investment.

As a result of the foregoing factors and the inclusion of a loss from discontinued operations and the cumulative effect of accounting change, net of related income taxes, net income increased $37.9 million, or 24%, to $193.6 million for the three months ended March 31, 2004, from $155.7 million for the three months ended March 31, 2003. The loss from discontinued operations was related to our sale of BT Financial Group. The cumulative effect of accounting change was related to our implementation of SOP 03-1.

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

The following table presents segment information as of or for the periods indicated:

                                                                            AS OF OR FOR THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                         -----------------------------------
                                                                              2004                2003
                                                                         ---------------     ---------------
                                                                                    (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation.................................   $    897.2           $    886.0
International Asset Management and Accumulation........................        115.5                 76.8
Life and Health Insurance..............................................      1,035.3              1,012.3
Mortgage Banking.......................................................        255.6                404.5
Corporate and Other(1).................................................          0.3                 (0.7)
                                                                         ---------------     ---------------
  Total segment operating revenues.....................................      2,303.9              2,378.9
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee
  revenues(2)..........................................................        (46.8)               (82.1)
                                                                         ---------------     ---------------
  Total revenue per consolidated statements of operations..............   $  2,257.1           $  2,296.8
                                                                         ===============     ===============
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ................................   $    122.0           $     97.5
International Asset Management and Accumulation........................          8.7                  6.6
Life and Health Insurance..............................................         74.8                 59.1
Mortgage Banking.......................................................         28.6                 52.3
Corporate and Other ...................................................        (11.5)                (5.0)
                                                                         ---------------     ---------------
  Total segment operating earnings.....................................        222.6                210.5
Net realized/unrealized capital losses, as adjusted(2).................        (23.3)               (54.1)
Other after-tax adjustments(3).........................................         (5.7)                (0.7)
                                                                         ---------------     ---------------
  Net income (loss) per consolidated statements of operations..........   $    193.6           $    155.7
                                                                         ===============     ===============
TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation(4)..............................   $ 87,221.9           $ 72,396.8
International Asset Management and Accumulation........................      3,143.3              2,269.6
Life and Health Insurance..............................................     12,514.5             11,477.0
Mortgage Banking(5)....................................................      5,434.0              3,651.5
Corporate and Other(6).................................................      2,499.1              2,045.6
                                                                         ---------------     ---------------
  Total assets.........................................................   $110,812.8           $ 91,840.5
                                                                         ===============     ===============

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

(2)  In addition to sales  activity and other than  temporary  impairments,  net realized/unrealized capital gains (losses) include unrealized gains (losses) on mark to market changes of certain seed money investments and investments classified as trading securities, as well as unrealized gains (losses) on certain derivatives. Net realized/unrealized capital gains (losses), as adjusted, are net of income taxes, net realized capital gains and losses distributed, minority interest capital gains and losses, related changes in the amortization pattern of deferred policy acquisition and sales inducement costs, recognition of front-end fee revenues for sales charges on pension products and services and certain market value adjustments to fee revenues.

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     -------------------------------
                                                                                         2004             2003
                                                                                     --------------   --------------
                                                                                             (IN MILLIONS)

Net realized/unrealized capital losses..........................................      $     (42.8)       $   (76.7)
Certain market value adjustments to fee revenues................................             (2.9)            (9.8)
Recognition of front-end fee revenues...........................................             (1.1)             4.4
                                                                                     --------------   --------------
  Net realized/unrealized capital losses, including recognition of front-end
    fee revenues and certain market value adjustments to fee revenues...........            (46.8)           (82.1)
Amortization of deferred policy acquisition and sales inducement costs
  related to net realized capital gains (losses)................................              2.1              3.7
Capital (gains) losses distributed..............................................             (2.0)             1.6
Minority interest capital gains.................................................             (0.1)            (0.1)
                                                                                     --------------   --------------
  Net  realized/unrealized  capital losses,  including  recognition of front-end fee revenues and certain market value adjustments to fee
    revenues,   net  of  related amortization   of  deferred  policy
    acquisition and sales inducement costs, capital losses distributed and
    minority interest capital gains.............................................            (46.8)           (76.9)

Income tax effect...............................................................             23.5             22.8
                                                                                     --------------   --------------
  Net realized/unrealized capital losses, as adjusted...........................      $     (23.3)       $   (54.1)
                                                                                     ==============   ==============

(3) For the three months ended March 31, 2004, other after-tax adjustments of $5.7 million included the negative effect of a cumulative effect of an accounting change, a result of our implementation of SOP 03-1. For the three months ended March 31, 2003, other after-tax adjustments of $0.7 million included the negative effect of a change in the estimated loss on disposal of BT Financial Group.

(4) U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $814.9 million at March 31, 2004, and $838.0 million at March 31, 2003. Changes in fair value of the separate account are reflected in both separate account assets and separate account liabilities.

(5) As a result of our implementation of FIN 46, effective July 1, 2003, Mortgage Banking assets include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $1.2 billion in mortgage loans held for sale as of March 31, 2004.

(6) Includes inter-segment elimination amounts related to an internal line of credit, intercompany short-term investments, internally generated mortgage loans, and long-term borrowings. The Corporate and Other segment managed a revolving line of credit used by other segments. The Mortgage Banking segment and the Life and Health Insurance segment have cash deposited with the U.S. Asset Management and Accumulation segment. The U.S. Asset Management and Accumulation segment and the Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment. The U.S. Asset Management and Accumulation segment provides a source of funding for the Mortgage Banking segment's mortgage servicing rights.

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------
                                                         2004                 2003
                                                    ----------------     ----------------
                                                               (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating revenues(1):
 Premiums and other considerations............       $      88.9           $     113.8
 Fees and other revenues......................             229.8                 184.8
 Net investment income........................             578.5                 587.4
                                                    ----------------     ----------------
   Total operating revenues...................             897.2                 886.0

Expenses:
Benefits, claims and settlement expenses,
 including dividends to policyholders.........             498.6                 535.6
Operating expenses............................             238.4                 225.4
                                                    ----------------     ----------------
   Total expenses.............................             737.0                 761.0
                                                    ----------------     ----------------
Pre-tax operating earnings....................             160.2                 125.0
Income taxes..................................              38.2                  27.5
                                                    ----------------     ----------------
Operating earnings............................             122.0                  97.5

Net realized/unrealized capital losses, as
 adjusted.....................................             (37.2)                (31.1)
Other after-tax adjustments...................              (1.5)                  -
                                                    ----------------     ----------------
U.S. GAAP REPORTED:
Net income....................................       $      83.3           $      66.4
                                                    ================     ================

-------------------------
(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Premiums and other considerations decreased $24.9 million, or 22%, to $88.9 million for the three months ended March 31, 2004, from $113.8 million for the three months ended March 31, 2003. The decrease primarily resulted from a $19.8 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. Also contributing to the overall decline was a $5.1 million decrease in individual payout annuity sales, primarily related to increased competitive pricing pressures.

Fees and other revenues increased $45.0 million, or 24%, to $229.8 million for the three months ended March 31, 2004, from $184.8 million for the three months ended March 31, 2003. Pension full-service accumulation fees and other revenue increased $21.1 million primarily due to an increase in revenue from improvements in the equity markets and net cash flow, which have led to higher account values. In addition, Principal Global Investors fees and other revenues increased $14.6 million primarily due to increased management fees stemming from our acquisition of Post Advisory in third quarter of 2003 and an increase in assets under management. Furthermore, mutual fund fees and other revenue increased $17.0 million due to an increase in commission and management fee income, which resulted from higher sales and account values. Of this increase, $8.7 million relates to sales within the segment and is eliminated at an operating segment level.

Net investment income decreased $8.9 million, or 2%, to $578.5 million for the three months ended March 31, 2004, from $587.4 million for the three months ended March 31, 2003. The decrease primarily resulted from a decrease in the average annualized yield on invested assets and cash, which was 5.7% for the three months ended March 31, 2004, compared to 6.3% for the three months ended March 31, 2003. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment. The decrease was offset by a $3,123.7 million, or 8%, increase in average invested assets and cash.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $37.0 million, or 7%, to $498.6 million for the three months ended March 31, 2004, from $535.6 million for the three months ended March 31, 2003. The decrease primarily resulted from a $20.8 million decrease in our pension full-service payout business as a result of decreased sales of single premium group annuities with life contingencies. In addition, pension full-service accumulation products decreased $9.2 million primarily due to lower interest credited on our non-participating deposit type business and due to decreases in cost of interest credited on declining business from our participating block.

Operating expenses increased $13.0 million, or 6%, to $238.4 million for the three months ended March 31, 2004, from $225.4 million for the three months ended March 31, 2003. The increase primarily resulted from an $8.8 million increase in Principal Global Investors due to our acquisition of Post Advisory in the third quarter of 2003 and to a lesser extent an increase in consulting and professional fees. In addition, pension full-service accumulation expenses increased $6.4 million primarily due to a decrease in the capitalization of deferred policy acquisition costs and due to higher investment management fees and compensation costs.

Income taxes increased $10.7 million, or 39%, to $38.2 million for the three months ended March 31, 2004, from $27.5 million for the three months ended March 31, 2003. The effective income tax rate for this segment was 24% for the three months ended March 31, 2004, and 22% for the three months ended March 31, 2003. The effective income tax rates for the three months ended March 31, 2004 and 2003, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for the corporate dividends received and other tax-exempt income. The increase in the effective tax rate was primarily due to a greater increase in pre-tax operating earnings relative to the increase in permanent tax differences.

As a result of the foregoing factors, operating earnings increased $24.5 million, or 25%, to $122.0 million for the three months ended March 31, 2004 from $97.5 million for the three months ended March 31, 2003.

Net realized/unrealized capital losses, as adjusted, increased $6.1 million, or 20%, to $37.2 million for the three months ended March 31, 2004, from $31.1 million for the three months ended March 31, 2003. The increase is primarily due to higher capital losses related to hedging activities and increased commercial mortgage loan losses, which were offset by lower other than temporary declines in the value of certain fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $16.9 million, or 25%, to $83.3 million for the three months ended March 31, 2004, from $66.4 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, net income included the negative effect of other after-tax adjustments totaling $1.5 million, related to a cumulative effect of accounting change due to our implementation of SOP 03-1.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following  table  presents  certain  summary  financial data relating to the
International  Asset  Management  and  Accumulation   segment  for  the  periods
indicated:

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                  2004              2003
                                                              -------------    ---------------
                                                                       (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other considerations........................    $    60.2          $  30.7
  Fees and other revenues..................................         21.5             14.8
  Net investment income....................................         33.8             31.3
                                                              -------------    ---------------
    Total operating revenues...............................        115.5             76.8

Expenses:
  Benefits, claims and settlement expenses.................         75.7             48.1
  Operating expenses.......................................         26.5             20.6
                                                              -------------    ---------------
    Total expenses.........................................        102.2             68.7
                                                              -------------    ---------------
Pre-tax operating earnings.................................         13.3              8.1
Income taxes ..............................................          4.6              1.5
                                                              -------------    ---------------
Operating earnings.........................................          8.7              6.6
Net realized/unrealized capital gains (losses), as
  adjusted.................................................          3.6             (4.4)

Other after-tax adjustments................................         (3.3)            (0.7)
                                                              -------------    ---------------
U.S. GAAP REPORTED:
Net income.................................................    $     9.0          $   1.5
                                                              =============    ===============
OTHER DATA:
Operating earnings:
  Principal International..................................    $     8.7          $   6.6
  BT Financial Group.......................................          -                -

Net income (loss):
  Principal International..................................    $     9.0          $   2.2
  BT Financial Group.......................................          -               (0.7)


-------------------------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Premiums and other considerations increased $29.5 million, or 96%, to $60.2 million for the three months ended March 31, 2004, from $30.7 million for the three months ended March 31, 2003. An increase of $30.1 million in Chile was primarily a result of record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction and the strengthening of the Chilean peso versus the U.S. dollar.

Fees and other revenues increased $6.7 million, or 45%, to $21.5 million for the three months ended March 31, 2004, from $14.8 million for the three months ended March 31, 2003. An increase of $2.2 million in Hong Kong was primarily a result of an increase in assets under management due to the acquisition of Dao Heng

Fund Management in 2004. An increase of $2.1 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of AFORE Tepeyac in February 2003. In addition, an increase of $1.0 million in India was primarily a result of accounting for Principal Asset Management Company using the full consolidation method of accounting due to our 100% ownership beginning third quarter 2003. Prior to third quarter 2003, results were reported using equity method of accounting.

Net investment income increased $2.5 million, or 8%, to $33.8 million for the three months ended March 31, 2004, from $31.3 million for the three months ended March 31, 2003. The increase was primarily due to a $498.1 million increase, or 33%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. The increase was partially offset by a significant decrease in investment yields. The annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, was 5.7% for the three months ended March 31, 2004, compared to 7.9% for the three months ended March 31, 2003.

Benefits, claims and settlement expenses increased $27.6 million, or 57%, to $75.7 million for the three months ended March 31, 2004, from $48.1 million for the three months ended March 31, 2003. An increase of $25.5 million in Chile was primarily a result of higher reserve expenses due to record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction and the strengthening of the Chilean peso versus the U.S. dollar.

Operating expenses increased $5.9 million, or 29%, to $26.5 million for the three months ended March 31, 2004, from $20.6 million for the three months ended March 31, 2003. An increase of $2.6 million in Chile was primarily due to non-deferrable commissions on record sales of single premium annuities with life contingencies and the strengthening of the Chilean peso versus the U.S. dollar. In addition, an increase of $2.4 million in Mexico was primarily due to the acquisition of Principal Genera, S.A. de C.V., Operadora de Fondos de Inversion in 2003 coupled with a refinement in amortization methodology of the value of business acquired ("VOBA").

Income taxes increased $3.1 million to $4.6 million for the three months ended March 31, 2004, from $1.5 million for the three months ended March 31, 2003. The increase was primarily a result of an increase in deferred taxes related to our Brazilian equity method investment.

As a result of the foregoing factors, operating earnings increased $2.1 million, or 32%, to $8.7 million for the three months ended March 31, 2004, from $6.6 million for the three months ended March 31, 2003.

Net realized/unrealized capital gains, as adjusted, increased $8.0 million to $3.6 million of net realized/unrealized capital gains for the three months ended March 31, 2004, from $4.4 million of net realized/unrealized capital losses for the three months ended March 31, 2003. An increase of $4.6 million in Hong Kong was primarily due to a change in the fair value of embedded derivatives. In addition, an increase of $2.3 million in India was primarily a result of accounting for Principal Asset Management Company using the full consolidation method of accounting due to our 100% ownership that occurred in third quarter 2003.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $7.5 million to $9.0 million for the three months ended March 31, 2004, from $1.5 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, net income included the negative effect of other after-tax adjustments totaling $3.3 million, due to the cumulative effect of an accounting change related to the implementation of SOP 03-1. For the three months ended March 31, 2003, net income included the negative effect of other after-tax adjustments totaling $0.7 million, related to the change in the estimated loss on disposal of BT Financial Group.

LIFE AND HEALTH INSURANCE SEGMENT

Beginning January 1, 2004, we strategically realigned products and services of the Life and Health segment to better reflect how we manage our business. The new divisions of the Life and Health segment are individual life insurance, health insurance and specialty benefits. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our health insurance products include group medical insurance and fee-for-service. Our specialty benefit products include group dental and vision insurance, individual and group disability insurance, and group life insurance.

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                          FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                    -------------------------------------
                                                         2004                 2003
                                                    ----------------     ----------------
                                                               (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other considerations............       $     772.7          $     761.0
  Fees and other revenues......................              97.6                 84.4
  Net investment income........................             165.0                166.9
                                                    ----------------     ----------------
   Total operating revenues....................           1,035.3              1,012.3

Expenses:
  Benefits, claims and settlement expenses.....             616.1                617.8
  Dividends to policyholders...................              72.0                 75.5
  Operating expenses...........................             233.6                230.1
                                                    ----------------     ----------------
   Total expenses..............................             921.7                923.4
                                                    ----------------     ----------------
Pre-tax operating earnings.....................             113.6                 88.9
Income taxes...................................              38.8                 29.8
                                                    ----------------     ----------------
Operating earnings.............................              74.8                 59.1

Net realized/unrealized capital losses, as
  adjusted.....................................              (1.9)                (9.3)
Other after-tax adjustments....................              (0.9)                 -
                                                    ----------------     ----------------
U.S. GAAP REPORTED:
Net income.....................................       $      72.0          $      49.8
                                                    ================     ================

-----------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Premiums and other considerations increased $11.7 million, or 2%, to $772.7 million for the three months ended March 31, 2004, from $761.0 million for the three months ended March 31, 2003. Specialty benefits insurance premiums increased $20.2 million primarily due to increased sales and stable persistency. Individual life insurance premiums decreased $9.8 million, primarily a result of the continued shift of customer preference from traditional life insurance products to fee-based universal and variable universal life insurance products.

Fees and other revenues increased $13.2 million, or 16%, to $97.6 million for the three months ended March 31, 2004, from $84.4 million for the three months ended March 31, 2003. Fee revenues from our health insurance business increased $8.0 million, primarily a result of the acquisition of the Molloy Companies effective January 2, 2004. Fee revenues from our individual life insurance business increased $4.6 million, primarily due to the continued shift in customer preference to fee-based universal and variable universal life insurance products.

Net investment income decreased $1.9 million, or 1%, to $165.0 million for the three months ended March 31, 2004, from $166.9 million for the three months ended March 31, 2003. The decrease primarily relates to a decrease in the average annualized yield on invested assets and cash, which was 6.5% for the three months ended March 31, 2004, compared to 7.0% for the three months ended March 31, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment. The decrease was partially offset by a $530.4 million, or 6%, increase in average invested assets and cash for the segment.

Benefits, claims and settlement expenses decreased $1.7 million to $616.1 million for the three months ended March 31, 2004, from $617.8 million for the three months ended March 31, 2003. Individual life insurance benefits, claims and settlement expenses decreased $9.0 million, primarily due to the impact of decreased premium and lower death claims. In addition, health insurance benefits, claims and settlement expenses decreased $2.5 million, primarily due to a reduction in members and reserve refinements, partially offset by increased claim costs per member. Specialty benefit insurance benefits, claims and settlement expenses increased $9.8 million, primarily due to growth in the business.

Dividends to policyholders decreased $3.5 million, or 5%, to $72.0 million for the three months ended March 31, 2004, from $75.5 million for the three months ended March 31, 2003. The decrease is primarily related to a decrease in the individual life insurance dividend crediting rates.

Operating expenses increased $3.5 million, or 2%, to $233.6 million for the three months ended March 31, 2004, from $230.1 million for the three months ended March 31, 2003. Specialty benefits operating expenses increased $4.6 million primarily due to increases in non-deferrable commissions related to higher premium, incentive compensation for employees, and loss adjustment expenses. Health insurance operating expenses increased $4.4 million, primarily a result of the acquisition of the Molloy Companies, increased non-deferrable commissions, and increased loss adjustment expenses partially offset by a decrease in tax related expenses. Individual life insurance operating expenses decreased $5.5 million primarily due to lower DPAC amortization resulting from the impact of updating the mortality assumptions in the DPAC models for universal life and variable universal life insurance products.

Income taxes increased $9.0 million, or 30%, to $38.8 million for the three months ended March 31, 2004, from $29.8 million for the three months ended March 31, 2003. The effective income tax rate for the segment was 34% for the three months ended March 31, 2004 and 2003. The effective income tax rates for the three months ended March 31, 2004 and 2003 were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $15.7 million, or 27%, to $74.8 million for the three months ended March 31, 2004, from $59.1 million for the three months ended March 31, 2003.

Net realized/unrealized capital losses, as adjusted, decreased $7.4 million, or 80%, to $1.9 million for the three months ended March 31, 2004, from $9.3 million for the three months ended March 31, 2003. The decrease is primarily the result of lower capital losses on other than temporary declines in the value of certain fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $22.2 million, or 45%, to $72.0 million for the three months ended March 31, 2004, from $49.8 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, net income included the negative effect of other after-tax adjustments totaling $0.9 million, due to a cumulative effect of accounting change, a result of our implementation of SOP 03-1.

MORTGAGE BANKING SEGMENT

The following table presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH  31,
                                                       ------------------------------------
                                                             2004                2003
                                                       -----------------    ---------------
                                                                  (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues:
  Loan servicing....................................      $   181.1            $   164.1
  Loan production...................................           74.5                240.4
                                                       -----------------    ---------------
    Total operating revenues........................          255.6                404.5
Expenses:
  Loan servicing....................................          173.3                256.9
  Loan production...................................           36.3                 63.5
                                                       -----------------    ---------------
    Total expenses..................................          209.6                320.4
                                                       -----------------    ---------------
Pre-tax operating earnings..........................           46.0                 84.1
Income taxes........................................           17.4                 31.8
                                                       -----------------    ---------------
Operating earnings..................................           28.6                 52.3

Net realized/unrealized capital losses, as adjusted.            -                    -
Other after-tax adjustments.........................            -                    -
                                                       -----------------    ---------------
U.S. GAAP REPORTED:
Net income..........................................      $    28.6            $    52.3
                                                       =================    ===============

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Total operating revenues decreased $148.9 million, or 37%, to $255.6 million for the three months ended March 31, 2004, from $404.5 million for the three months ended March 31, 2003. Residential mortgage loan production revenues decreased $165.9 million due to a decrease in mortgage loan production to $6.8 billion for the three months ended March 31, 2004, compared to $15.5 billion for the same period a year ago. Residential mortgage loan servicing revenues increased $17.0 million primarily due to the sale of approximately $169.2 million of delinquent GNMA loans in the first quarter of 2004 with no corresponding activity for the same period a year ago. Also contributing to the increase was an increase in the average balance of the servicing portfolio to $118.7 billion for the three months ended March 31, 2004, compared to $111.0 billion for the same period a year ago.

Total expenses decreased $110.8 million, or 35%, to $209.6 million for the three months ended March 31, 2004, from $320.4 million for the three months ended March 31, 2003. Residential mortgage loan servicing expenses decreased $83.6 million primarily due to a $56.0 million decrease in the impairment of capitalized mortgage servicing rights net of servicing hedge activity. This decrease primarily related to valuation model adjustments that were made in the first quarter of 2003, which resulted in a $90.5 million impairment. There were no model adjustments required in the first quarter of 2004. In addition, amortization of capitalized mortgage servicing rights and interest differential, which is the interest we are required to pass through to the investor in excess of what we collect when loans pay off, decreased due to the decrease in actual and expected prepayments. Amortization also decreased as a result of the recognition of $666.4 million in direct write-downs of the capitalized basis in 2003. This write-down had no impact on our net income or financial position in 2003, but resulted in a reduction of amortization expense in 2004 and may result in a reduction of amortization expense in future periods. Residential mortgage loan production expenses decreased $27.2 million reflecting the decrease in residential mortgage loan production volume.

Income taxes decreased $14.4 million, or 45%, to $17.4 million for the three months ended March 31, 2004, from $31.8 million for the three months ended March 31, 2003. The decrease in income taxes primarily resulted from a decrease in pre-tax operating earnings. The effective income tax rate for this segment was 38% for the three months ended March 31, 2004 and 2003. The effective income tax rates for the three months ended March 31, 2004 and 2003, were higher than the corporate income tax rate of 35% due to state income taxes.

As a result of the foregoing factors, operating earnings and net income decreased $23.7 million, or 45%, to $28.6 million for the three months ended March 31, 2004, from $52.3 million for the three months ended March 31, 2003.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                           ------------------------------------
                                                                 2004                2003
                                                           -----------------    ---------------
                                                                      (IN MILLIONS)

OPERATING EARNINGS DATA:
Operating Revenues (1):
    Total operating revenues..........................         $    0.3            $   (0.7)

Expenses:
    Total expenses....................................             21.2                 6.3
                                                           -----------------    ---------------
Pre-tax operating loss................................            (20.9)               (7.0)
Income tax benefits...................................             (9.4)               (2.0)
                                                           -----------------    ---------------
Operating loss........................................            (11.5)               (5.0)

Net realized/unrealized capital gains (losses), as
  adjusted............................................             12.2                (9.3)
Other after-tax adjustments...........................              -                   -
                                                           -----------------    ---------------
U.S. GAAP REPORTED:
Net income (loss).....................................         $    0.7            $  (14.3)
                                                           =================    ===============

------------
(1)  Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Total operating revenues increased $1.0 million to $0.3 million for the three months ended March 31, 2004, from a negative $0.7 million for the three months ended March 31, 2003. The increase was partially due to a $3.3 million decrease in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. The increase in total revenues was partially offset by a $2.0 million decrease in net investment income, primarily due to a decrease in average annualized investment yields for the segment.

Total expenses increased $14.9 million to $21.2 million for the three months ended March 31, 2004, from $6.3 million for the three months ended March 31, 2003. An increase of $7.2 million related to a prepayment penalty recognized on redemption of our surplus notes due 2024. Inter-segment eliminations included in this segment decreased $3.3 million, resulting in an increase in total expenses.

Income tax benefits increased $7.4 million to $9.4 million for the three months ended March 31, 2004, from $2.0 million for the three months ended March 31, 2003. The increase was primarily a result of an increase in pre-tax operating loss as well as a tax benefit associated with prior year accumulated losses on a foreign investment.

As a result of the foregoing factors, operating loss increased $6.5 million to $11.5 million for the three months ended March 31, 2004, from $5.0 million for the three months ended March 31, 2003.

Net realized/unrealized capital gains, as adjusted, increased $21.5 million to $12.2 million of net realized/unrealized capital gains for the three months ended March 31, 2004, from $9.3 million of net realized/unrealized capital losses for the three months ended March 31, 2003. The increase was primarily due to realized capital gains on sales of invested assets.

As a result of the foregoing factors, net income increased $15.0 million to $0.7 million of net income for the three months ended March 31, 2004, from $14.3 million of net loss for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

                           Principal Financial Group, Inc.
                                          |
                          Principal Financial Services, Inc.
      |                                   |                        |
 Principal Life                 Principal International          Other
Insurance Company                      Entities               Subsidiaries
    |             |
Principal       Other
Residential   Subsidiaries
Mortgage, Inc.

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $1,580.6 million and $747.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cash provided by our operations between periods primarily related to increases in net funds collected through servicing on behalf of investors related to mortgage banking services as well as an increase in the net cash provided by the mortgage loans held for sale activity.

Net cash used in investing activities was $601.3 million and $1,497.7 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash used in investing activities between periods was primarily related to an increase in the net sales and maturities of available-for-sale securities in addition to a decline in net purchases of mortgage servicing rights.

Net cash used in financing activities was $1,063.6 million for the three months ended March 31, 2004, compared to net cash provided by financing activities of $678.9 million for the three months ended March 31, 2003. The increase in net cash used in financing activities was primarily due to net withdrawals of investment contracts compared to net deposits in the prior year. The redemption of a surplus note, as well as an increase in the payment of short-term debt, primarily related to PRMCR, also contributed to the increase in cash used in financing activities. These items were slightly offset by a decline in treasury stock acquired.

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

During the three months ended March 31, 2004, we did not repurchase shares of our outstanding common stock on the open market.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION OPERATIONS

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

Our Brazilian, Chilean and Mexican operations produced positive cash flow from operations for the three months ended March 31, 2004 and 2003. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. In March 2004, our Brazilian operations returned $8.2 million in the form of dividends to our subsidiary, Principal Financial Services, Inc. Our international operations have required infusions of capital of $4.2 million for the three months ended March 31, 2004, and $29.5 million for the three months ended March 31, 2003, primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations. These international operations are primarily in the start-up stage or are expanding in the short-term. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of March 31, 2004, we had $2,555.1 million of long-term debt outstanding compared to $2,767.3 million at December 31, 2003. On March 10, 1994, our subsidiary, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. Subject to the Commissioner of Insurance of the State of Iowa (the "Commissioner") approval, the surplus notes due March 1, 2024, were optionally redeemable at Principal Life's election on or after March 1, 2004, in whole or in part at a redemption price of approximately 103.6% of par. We elected, with the Commissioner's approval, to redeem on March 1, 2004, the entire outstanding $200.0 million principal amount of surplus notes due March 1, 2024, at a redemption price of 103.6%. Total cash paid for the surplus note redemption on March 1, 2004, was $207.2 million.

There have been no other significant changes to the long-term contractual obligations since December 31, 2003.

SHORT-TERM DEBT

As of March 31, 2004, we had $986.3 million of short-term debt outstanding compared to $1,617.8 million at December 31, 2003. As of March 31, 2004, we had credit facilities with various financial institutions in an aggregate amount of $4.9 billion, which consisted of a $2.5 billion PRMCR credit facility and $2.4 billion in other credit facilities. We consolidated PRMCR in July 2003 as a result of adopting FIN 46. PRMCR can use the $2.5 billion credit facility to issue short-term debt. As of March 31, 2004, PRMCR had no outstanding balances under this facility. Of our other remaining credit facilities, as of March 31, 2004, we had $886.1 million of outstanding borrowings from these credit facilities. Our credit facilities include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of March 31, 2004. Also included in our credit facilities is a short-term borrowing arrangement with an unaffiliated entity renewed by Principal Residential Mortgage, Inc. on February 28, 2004, to provide up to $700.0 million related to the activities of its Principal Residential Mortgage Servicing subsidiary. At March 31, 2004, we had a $300.0 million note payable outstanding pursuant to this borrowing arrangement. The scheduled maturity of this note payable is February 28, 2005. We were not in compliance with one of the covenants under this agreement at March 31, 2004. We obtained a waiver from the unaffiliated entity.

PRMCR also has $100.0 million outstanding short-term debt in fixed term notes as of March 31, 2004, which was originally issued under a separate credit facility for long-term borrowings. Due to the maturity date of less than twelve months at the time of consolidation in July 2003, the fixed term notes were classified as short-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING. Principal Residential Mortgage Funding, LLC ("PRMF"), provides an off-balance sheet source of funding for qualifying delinquent mortgage loans. We sell qualifying delinquent FHA and VA mortgage loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust and a qualifying special purpose entity. At March 31, 2004 and 2003, the Trust held $652.5 million and $507.0 million in mortgage loans, respectively, and had outstanding participation certificates of $617.6 million and $479.3 million, respectively.

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in our capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. We received $11.0 million and $7.0 million in servicing and successful servicing fees from PRMF in the first quarter of 2004 and 2003, respectively. At March 31, 2004 and 2003, our residual interest in such cash flows was $54.4 million and $39.9 million, respectively, and was recorded in other assets on the consolidated statements of financial position.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of March 31, 2004, was approximately $192.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac, for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $190.0 million as of March 31, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations required that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. A related judicial action is pending. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group and other divestitures, the sale of residential mortgage loans and servicing rights in our mortgage banking business, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations. Generally, a maximum obligation is not explicitly stated; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. The fair value of such indemnifications issued after January 1, 2003, was insignificant.

INVESTMENTS

We had total consolidated assets as of March 31, 2004, of $110.8 billion, of which $56.0 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $53.9 billion were held by our U.S. operations and the remaining $2.1 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, is responsible for establishing all investment policies, reviewing and approving all investments. As of March 31, 2004, there are ten members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 65% and the debt service coverage ratio at loan inception was 2.4 times as of March 31, 2004.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of March 31, 2004.

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

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of March 31, 2004, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and
commercial  mortgages.   The  remainder  is  invested  in  real  estate,  equity
securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S.
invested assets, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                                             AS OF MARCH 31,            AS OF DECEMBER 31,
                                                           ------------------------  -------------------------
                                                                   2004                      2003
                                                           ------------------------  -------------------------
                                                            CARRYING       % OF         CARRYING      % OF
                                                             AMOUNT        TOTAL         AMOUNT       TOTAL
                                                           ------------ -----------  -------------  ----------
                                                                          ($ IN MILLIONS)
Fixed maturity securities
  Public...........................................         $ 25,517.4        47%     $  24,785.0      46%
  Private..........................................           11,722.8        22         11,343.0      21
Equity securities..................................              697.3         1            670.7       1
Mortgage loans
  Commercial ......................................            9,703.7        18          9,630.4      18
  Residential (1)..................................            2,852.0         5          3,544.6       7
Real estate held for sale .........................              502.3         1            524.4       1
Real estate held for investment....................              962.3         2          1,003.6       2
Policy loans.......................................              804.5         2            804.1       2
Other investments .................................            1,117.1         2          1,249.7       2
                                                          ------------- -----------  -------------  ----------
    Total invested assets..........................           53,879.4       100%        53,555.5     100%
                                                                        ===========                 ==========
Cash and cash equivalents..........................            1,537.8                    1,619.8
                                                          -------------              -------------
    Total invested assets and cash ................         $ 55,417.2                $  55,175.3
                                                          =============              =============

-----------------------
(1) As a result of our implementation of FIN 46, effective July 1, 2003, residential mortgage loans include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $1.2 billion in mortgage loans held for sale as of March 31, 2004 and $2.0 billion as of December 31, 2003.

We actively manage public fixed maturity securities, including our portfolio of residential mortgage-backed securities, in order to provide liquidity and enhance yield and total return. Our residential mortgage-backed securities are managed to reduce the risk of prepayment. This active management has resulted in the realization of capital gains and losses with respect to such investments.

U.S. INVESTMENT RESULTS

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.7% for the three months ended March 31, 2004, compared to 6.5% for the three months ended March 31, 2003. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period. Effective July 1, 2003, residential mortgage loans increased significantly due to the full consolidation of PRMCR under the implementation of FIN 46. The yield on other invested assets for the first quarter of 2003 was high due to derivatives associated with the increase in mortgage loan production.

                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                              --------------------------------------------------------
                                                        2004                          2003
                                              ---------------------------      -----------------------

                                                 YIELD          AMOUNT           YIELD       AMOUNT
                                              -----------   -------------      ----------  -----------
                                                                      ($ IN MILLIONS)

Fixed maturity securities.............            5.9%      $     540.1           6.5%        $548.3
Equity securities.....................            6.8              11.6           7.5            6.8
Mortgage loans - Commercial...........            7.0             169.7           7.4          174.4
Mortgage loans - Residential..........            5.8              46.5           4.4           16.4
Real Estate...........................            9.2              34.3           6.8           21.5
Policy loans..........................            6.4              12.8           6.9           14.0
Cash and cash equivalents.............            0.7               2.9           1.4            3.2
Other investments.....................            4.5              13.2          18.3           46.4
                                                            -------------                  -----------
  Total before investment expenses....            6.0             831.1           6.7          831.0

Investment expenses...................            0.3              47.9           0.2           26.3
                                                            -------------                  -----------
  Net investment income...............            5.7%      $     783.2           6.5%        $804.7
                                                            =============                  ===========

FIXED MATURITY SECURITIES

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 69% of total U.S. invested assets as of March 31, 2004 and 67% as of December 31, 2003. The fixed maturity securities portfolio was comprised, based on carrying amount, of 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of March 31, 2004 and December 31, 2003, respectively. Included in the privately placed category as of March 31, 2004, were $4.7 billion of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of March 31, 2004, and December 31, 2003, as shown in the following table:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                             AS OF MARCH 31,           AS OF DECEMBER 31,
                                                        ------------------------    ------------------------
                                                                 2004                        2003
                                                        ------------------------    -------------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                        ---------------  -------    ------------- -----------
                                                                           ($ IN MILLIONS)
U.S. Government and agencies...........................   $     620.5         2%     $    610.9       2%
States and political subdivisions......................         525.1         1           537.0       1
Non-U.S. governments...................................         464.5         1           422.4       1
Corporate - public.....................................      18,539.0        50        18,033.4      50
Corporate - private....................................       9,824.9        26         9,693.1      27
Residential pass-through securities....................       2,027.1         6         2,070.3       6
Commercial MBS.........................................       3,157.3         9         2,917.4       8
Collateral mortgage obligations........................         511.1         1           294.6       1
Asset-backed securities................................       1,570.7         4         1,548.9       4
                                                        ---------------  -------    ------------- -----------
    Total fixed maturities.............................   $  37,240.2       100%     $ 36,128.0     100%
                                                        ===============  =======    ============= ===========

We held $7,266.2 million of mortgage-backed and asset-backed securities as of March 31, 2004, and $6,831.2 million as of December 31, 2003.

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

We purchase asset-backed securities ("ABS") to diversify the overall credit risks of the fixed maturity securities portfolio and to provide attractive returns. The principal risks in holding asset-backed securities are structural and credit risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve issuer/servicer risk where collateral values can become impaired in the event of servicer credit deterioration.

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

The international exposure in our U.S. fixed maturity securities totaled $5,299.8 million, or 14% of total fixed maturity securities, as of March 31, 2004, comprised of corporate and foreign government fixed maturity securities. Of the $5,299.8 million as of March 31, 2004, investments totaled $1,498.7 million in the United Kingdom, $1,268.0 million in the continental European Union, $607.5 million in Asia, $440.5 million in South America, $423.3 million in Australia and $16.0 million in Japan. The remaining $1,045.8 million is invested in 12 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of March 31, 2004, our investments in Canada totaled $1,364.8 million.

As of March 31, 2004, our top ten corporate bond exposures were rated an "A" equivalent or better by the rating agencies and represented $2,940.9 million, or 8% of our fixed maturity securities portfolio and 5% of total U.S. invested assets. As of March 31, 2004, no individual non-government issuer represented more than 1% of U.S. invested assets.

Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Interactive Data Corporation ("IDC") or direct broker quotes are our sources for external prices for our public bonds and those private placement securities that are actively traded in the secondary market. In cases where quoted market prices are not available, a matrix pricing valuation approach is used. Securities are grouped into pricing categories that vary by asset class, sector, rating, and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by pricing analysts. All loans placed on the "watch list" are valued individually by the investment analysts or the analysts that focus on troubled securities ("Workout group"). Although we believe our estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every month, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer, the Portfolio Managers, and the Workout Group. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments of the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

The Securities Valuation Office ("SVO") of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC Designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC Designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of March 31, 2004, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 93%.

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

The following table presents our total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of March 31, 2004, and December 31, 2003, as well as the percentage, based on estimated fair value, that each designation comprises:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                                 AS OF MARCH 31, 2004                      AS OF DECEMBER 31, 2003
                                       ------------------------------------------ --------------------------------------------
                                                                      % OF                                         % OF
                       RATING                                         TOTAL                                       TOTAL
NAIC                   AGENCY           AMORTIZED     CARRYING      CARRYING       AMORTIZED      CARRYING       CARRYING
RATING (1)           EQUIVALENT            COST        AMOUNT        AMOUNT          COST          AMOUNT         AMOUNT
------------   ----------------------  ------------  ----------   --------------  ------------   ------------  ---------------
                                                                         ($ IN MILLIONS)

1               Aaa/Aa/A.............  $  17,686.3   $19,085.8         51%         $ 17,299.2    $  18,415.1        51%
2               Baa..................     14,269.2    15,641.5         42            13,579.3       14,657.1        41
3               Ba...................      1,540.3     1,677.5          5             1,998.0        2,123.1         6
4               B....................        545.1       546.7          1               517.4          514.5         1
5               Caa and lower........        101.3        98.8          -               230.9          225.4         1
6               In or near default...        182.0       189.9          1               220.7          192.8         -
                                       ------------  ----------   --------------   -----------   ------------  ---------------
                  Total fixed
                    maturities.......  $  34,324.2   $37,240.2        100%         $ 33,845.5    $  36,128.0       100%
                                       ============  ==========   ==============   ===========   ============  ===============

-----------------------
(1) Includes 137 securities with an amortized cost of $1,336.4 million, gross gains of $55.8 million, gross losses of $2.3 million and a carrying amount of $1,389.9 million as of March 31, 2004, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of March 31, 2004, we had invested 3% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of March 31, 2004, and December 31, 2003.

                              U.S. INVESTED ASSETS
             CORPORATE FIXED MATURITY SECURITIES BY SALOMON INDUSTRY

                                                           AS OF MARCH 31,            AS OF DECEMBER 31,
                                                      --------------------------  --------------------------
                                                                 2004                       2003
                                                      --------------------------  --------------------------
                                                          CARRYING     % OF          CARRYING       % OF
                                                           AMOUNT      TOTAL          AMOUNT        TOTAL
                                                      -------------  -----------  --------------  ----------
                                                                         ($ IN MILLIONS)

INDUSTRY CLASS
Finance - Bank..........................               $  3,076.0          11%     $  3,041.9          11%
Finance - Insurance.....................                  1,987.2           7         1,718.1           6
Finance - Other.........................                  3,454.4          12         3,337.5          12
Industrial - Consumer...................                    989.3           3           879.4           3
Industrial - Energy.....................                  2,799.3          10         2,779.5          10
Industrial - Manufacturing..............                  5,669.1          20         5,729.6          21
Industrial - Other......................                    161.7           1           158.7           1
Industrial - Service....................                  4,469.9          16         4,503.0          16
Industrial - Transport..................                  1,003.3           3           967.8           4
Utility - Electric......................                  2,826.8          10         2,751.2          10
Utility - Other.........................                     61.4           -            67.4           -
Utility - Telecom.......................                  1,865.5           7         1,792.4           6
                                                      -------------  -----------  --------------  ----------
    Total...............................               $ 28,363.9         100%     $ 27,726.5         100%
                                                      =============  ===========  ==============  ==========

We monitor any decline in the credit quality of fixed maturity securities through the designation of "problem securities", "potential problem securities" and "restructured securities". We define problem securities in our fixed maturity portfolio as securities: (i) as to which principal and/or interest payments are in default or where default is perceived to be imminent in the near term, or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal "watch list" for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by our management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower's financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows. If at the time of restructure, the present value of the new future cash flows is less than the current cost of the asset being restructured, a realized capital loss is recorded in net income and a new cost basis is established.

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

The realized losses relating to other than temporary impairments were $21.8 million for the three months ended March 31, 2004. Following is a summary of our material impairments taken for the three months ended March 31, 2004:

o $8.8 million on private fixed maturity securities of a Chilean conglomerate. The company is in payment default, with lenders currently exercising legal remedies for enforcement in Chile. These impairments are based on estimated recovery values for the private securities.

o $7.1 million on private fixed maturity securities relating to an Italian dairy and bakery goods producer. The company filed the equivalent of Chapter 11 bankruptcy protection after disclosing massive fraud during December 2003. After additional information has become available as part of the bankruptcy process it was determined that a further impairment was warranted. These impairments are based on estimated recovery values for the private securities.

o $7.5 million on private fixed maturity securities of a U.S. prime and sub-prime auto lending company. The company filed Chapter 11 bankruptcy protection during late 2002 and emerged from bankruptcy during September 2003. As operating data on the restructured entity has become available it was determined that a further impairment was warranted. These impairments are based on estimated recovery values for the private securities.

For the three months ended March 31, 2004, we realized $9.1 of losses upon disposal of bonds excluding hedging adjustments. Included in this $9.1 million is $4.1 million related to sales of seven credit impaired names. These losses were incurred as part of our general portfolio repositioning activities. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of March 31, 2004, and December 31, 2003.

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                                     AS OF MARCH 31, 2004
                                              --------------------------------------------------------------
                                                                GROSS           GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED          CARRYING
                                                  COST           GAINS       LOSSES (1)           AMOUNT
                                              -------------- -------------- ---------------  ---------------
                                                                        (IN MILLIONS)

Finance - Bank..........................       $   2,862.5    $   221.6      $     8.1        $ 3,076.0
Finance - Insurance.....................           1,847.5        142.4            2.7          1,987.2
Finance - Other.........................           3,206.2        255.0            6.8          3,454.4
Industrial - Consumer...................             913.8         76.0            0.5            989.3
Industrial - Energy.....................           2,509.2        300.9           10.8          2,799.3
Industrial - Manufacturing..............           5,210.1        464.0            5.0          5,669.1
Industrial - Other......................             148.1         13.6            -              161.7
Industrial - Service....................           4,059.9        413.4            3.4          4,469.9
Industrial - Transport..................             920.3         97.0           14.0          1,003.3
Utility - Electric......................           2,612.4        217.8            3.4          2,826.8
Utility - Other.........................              53.7          8.5            0.8             61.4
Utility - Telecom.......................           1,666.3        200.5            1.3          1,865.5
                                              -------------- -------------- ---------------  ---------------
   Total corporate securities...........          26,010.0      2,410.7           56.8         28,363.9
U.S. Government and agencies............             604.4         16.1            -              620.5
States and political subdivisions.......             479.2         46.4            0.5            525.1
Non-U.S. governments....................             394.9         69.6            -              464.5
Mortgage-backed and other
  asset-backed securities...............           6,741.3        433.3           11.8          7,162.8
                                              -------------- -------------- ---------------  ---------------
    Total fixed maturity securities,
      available-for-sale................       $  34,229.8    $ 2,976.1      $    69.1        $37,136.8
                                              ============== ============== ===============  ===============

-----------------------
(1) Included in the $69.1 million in unrealized losses is $0.2 million that relates to fixed maturity securities that are part of fair value hedging relationships and which have been recognized in net income versus other comprehensive income.

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                                   AS OF DECEMBER 31, 2003
                                              -----------------------------------------------------------
                                                                GROSS           GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED      CARRYING
                                                  COST           GAINS        LOSSES(1)       AMOUNT
                                              -------------  -------------  --------------  -------------
                                                                       (IN MILLIONS)

Finance - Bank..........................       $   2,870.2    $     183.3    $    11.6      $   3,041.9
Finance - Insurance.....................           1,635.1           95.3         12.3          1,718.1
Finance - Other.........................           3,142.7          205.2         10.4          3,337.5
Industrial - Consumer...................             848.5           56.8         25.9            879.4
Industrial - Energy.....................           2,546.0          245.2         11.7          2,779.5
Industrial - Manufacturing..............           5,363.5          382.0         15.9          5,729.6
Industrial - Other......................             147.9           11.1          0.3            158.7
Industrial - Service....................           4,153.6          355.2          5.8          4,503.0
Industrial - Transport..................             914.2           74.6         21.0            967.8
Utility - Electric......................           2,581.4          179.1          9.3          2,751.2
Utility - Other.........................              61.4            6.8          0.8             67.4
Utility - Telecom.......................           1,623.2          170.5          1.3          1,792.4
                                              -------------  -------------  --------------  -------------
    Total corporate securities..........          25,887.7        1,965.1        126.3         27,726.5
U.S. Government and agencies............             599.0           12.9          1.0            610.9
States and political subdivisions.......             498.7           40.5          2.2            537.0
Non-U.S. governments....................             358.2           64.2          -              422.4
Mortgage-backed and other
  asset-backed securities...............           6,406.9          343.5         22.1          6,728.3
                                              -------------  -------------  --------------  -------------
    Total fixed maturity securities,
      available-for-sale................       $  33,750.5    $   2,426.2    $   151.6      $  36,025.1
                                              =============  =============  ==============  =============

-----------------------
(1) Included in the $151.6 million in unrealized losses is $24.8 million that relates to fixed maturity securities that are part of fair value hedging relationships and which have been recognized in net income versus other comprehensive income.

The total unrealized losses on our fixed maturity securities available-for-sale were $69.1 million and $151.6 million as of March 31, 2004 and December 31, 2003, respectively. Of the $69.1 million in gross unrealized losses as of March 31, 2004, there were $3.5 million in losses attributed to securities scheduled to mature in one year or less, $6.9 million is attributed to securities scheduled to mature between one to five years, $16.3 million is attributed to securities scheduled to mature between five to ten years, $30.6 million is attributed to securities scheduled to mature after ten years, and $11.8 million is related to mortgage-backed and other asset-back securities. The gross unrealized losses as of March 31, 2004 were concentrated primarily in the Industrial-Transportation, Mortgage-backed and other asset-backed security, and Industrial-Energy sectors. The gross unrealized losses as of December 31, 2003 were concentrated primarily in the Industrial-Consumer, Mortgage-backed and
other      asset-backed      security,      Industrial-Transportation,       and
Industrial-Manufacturing sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of March 31, 2004, and December 31, 2003.

                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY QUALITY

                                                                AS OF MARCH 31, 2004
                                              -----------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED        CARRYING
                                                  COST           GAINS         LOSSES           AMOUNT
                                              -------------- -------------  -------------  --------------
                                                                       (IN MILLIONS)
Investment Grade:
  Public.....................................   $  22,299.3    $ 1,958.3      $    17.4      $  24,240.2
  Private....................................       9,561.8        841.5           19.6         10,383.7
Below Investment Grade:
  Public.....................................       1,185.8         96.7            5.2          1,277.3
  Private....................................       1,182.9         79.6           26.9          1,235.6
                                              -------------- -------------  -------------  --------------
Total fixed maturity securities, available-
  for-sale...................................   $  34,229.8    $ 2,976.1      $    69.1      $  37,136.8
                                              ============== =============  =============  ==============


                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY QUALITY

                                                                   AS OF DECEMBER 31, 2003
                                              -----------------------------------------------------------
                                                                 GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED      CARRYING
                                                  COST           GAINS         LOSSES         AMOUNT
                                              -------------- -------------  -------------  --------------
                                                                       (IN MILLIONS)

Investment Grade:
  Public...................................   $  21,733.3    $ 1,590.6      $    36.1      $  23,287.8
  Private..................................       9,050.2        671.7           40.3          9,681.6
Below Investment Grade:
  Public...................................       1,407.6        102.1           12.4          1,497.3
  Private..................................       1,559.4         61.8           62.8          1,558.4
                                              -------------- -------------  -------------  --------------
Total fixed maturity securities,
  available-for-sale.......................   $  33,750.5    $ 2,426.2      $   151.6      $  36,025.1
                                              ============== =============  =============  ==============


                              U.S. INVESTED ASSETS
         UNREALIZED LOSSES ON INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                       AS OF MARCH 31, 2004
                                        ------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        ---------------------------   ---------------------------  -------------------------
                                                         GROSS                         GROSS                      GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES       AMOUNT        LOSSES
                                        ------------- -------------   ----------   --------------  ----------  -------------
                                                                              (IN MILLIONS)

Three months or less..................   $     344.0   $       3.3    $    200.7     $       2.0   $   544.7    $     5.3
Greater than three to six months......          69.1           0.8         110.0             1.7       179.1          2.5
Greater than six to nine months.......          99.1           0.9         319.8            12.8       418.9         13.7
Greater than nine to twelve months....         266.7           4.6         117.1             1.3       383.8          5.9
Greater than twelve to twenty-four
  months..............................          29.7           0.7          20.9             1.5        50.6          2.2
Greater than twenty-four to thirty-
  six months..........................          65.8           6.5           -               -          65.8          6.5
Greater than thirty-six months........          20.6           0.6          24.9             0.3        45.5          0.9
                                        ------------- -------------   -----------  --------------  ----------  -------------
  Total fixed maturities, available-
    for-sale..........................   $     895.0   $      17.4    $    793.4     $      19.6   $ 1,688.4    $    37.0
                                        ============= =============   ===========  ==============  ==========  =============


                              U.S. INVESTED ASSETS
         UNREALIZED LOSSES ON INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                       AS OF DECEMBER 31, 2003
                                        --------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        ---------------------------   ---------------------------  ---------------------------
                                                         GROSS                         GROSS                        GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED      CARRYING     UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES         AMOUNT        LOSSES
                                        ------------- -------------   ----------   --------------  ------------  -------------
                                                                              (IN MILLIONS)

Three months or less..................   $   1,157.2   $   7.2        $  574.6      $  14.2         $  1,731.8     $   21.4
Greater than three to six months......         794.3      10.6           464.4         14.9            1,258.7         25.5
Greater than six to nine months.......         417.7      13.4           209.2          8.5              626.9         21.9
Greater than nine to twelve months....          50.8       1.5             5.1          0.3               55.9          1.8
Greater than twelve to twenty-four
  months..............................           -         -              19.1          2.1               19.1          2.1
Greater than twenty-four to thirty-
  six months..........................          21.0       2.4             -            -                 21.0          2.4
Greater than thirty-six months........          25.1       1.0            27.3          0.3               52.4          1.3
                                        ------------- -------------   ----------   --------------   -----------  -------------
  Total fixed maturities, available-
    for-sale..........................   $   2,466.1   $  36.1        $1,299.7      $  40.3         $  3,765.8     $   76.4
                                        ============= =============   ==========   ==============   ===========  =============


                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON BELOW INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                         AS OF MARCH 31, 2004
                                        --------------------------------------------------------------------------------------
                                                   PUBLIC                      PRIVATE                       TOTAL
                                        --------------------------- ------------------------------ ---------------------------
                                                           GROSS                         GROSS                      GROSS
                                          CARRYING       UNREALIZED     CARRYING      UNREALIZED    CARRYING      UNREALIZED
                                           AMOUNT          LOSSES        AMOUNT         LOSSES       AMOUNT         LOSSES
                                        ------------- ------------- --------------- -------------- -----------  --------------
                                                                               (IN MILLIONS)

Three months or less..................   $ 73.3        $  1.6        $ 16.7          $  0.4        $  90.0       $  2.0
Greater than three to six months......      6.0           0.1          28.1             1.4           34.1          1.5
Greater than six to nine months.......      5.2           0.1          16.4             1.3           21.6          1.4
Greater than nine to twelve months....      3.4           0.1           -               -              3.4          0.1
Greater than twelve to twenty-four
  months..............................     12.5           0.9          79.6             9.7           92.1         10.6
Greater than twenty-four to thirty-
  six months..........................      8.5           2.4          16.3             2.9           24.8          5.3
Greater than thirty-six months........      -             -            60.1            11.2           60.1         11.2
                                        ------------- ------------- --------------- -------------- -----------  --------------
  Total fixed maturities, available-
    for-sale..........................   $108.9        $  5.2        $217.2          $ 26.9        $ 326.1       $ 32.1
                                        ============= ============= =============== ============== ===========  ==============


                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON BELOW INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                       AS OF DECEMBER 31, 2003
                                        --------------------------------------------------------------------------------------
                                                    PUBLIC                      PRIVATE                       TOTAL
                                        --------------------------- ----------------------------- ----------------------------
                                                         GROSS                         GROSS                       GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED    CARRYING      UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES       AMOUNT         LOSSES
                                        ------------ -------------- ------------  --------------- ----------  ----------------
                                                                              (IN MILLIONS)

Three months or less..................   $ 41.1       $   0.6       $  67.9        $   28.8       $  109.0       $ 29.4
Greater than three to six months......      5.3           0.8          40.4             6.0           45.7          6.8
Greater than six to nine months.......      3.5           0.1          24.1             0.1           27.6          0.2
Greater than nine to twelve months....      -             -             0.8             0.1            0.8          0.1
Greater than twelve to twenty-four
  months..............................     26.9           0.8          68.6             9.1           95.5          9.9
Greater than twenty-four to thirty-
  six months..........................     64.2           8.8          62.6             8.2          126.8         17.0
Greater than thirty-six months........      9.1           1.3          78.6            10.5           87.7         11.8
                                        ------------ -------------- ------------  --------------- ----------  ----------------
  Total fixed maturities, available-
    for-sale..........................   $150.1       $  12.4       $ 343.0        $   62.8       $  493.1       $ 75.2
                                        ============ ============== ============  =============== ==========  ================


Of total gross unrealized losses as of March 31, 2004 and December 31, 2003, $37.0 million and $76.4 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $32.1 million and $75.2 million as of March 31, 2004 and December 31, 2003, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of March 31, 2004, and December 31, 2003.


                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                           AS OF MARCH 31, 2004
                                         -------------------------------------------------------------------------------------

                                            PROBLEM, POTENTIAL
                                              PROBLEM, AND            ALL OTHER FIXED MATURITY
                                              RESTRUCTURED                   SECURITIES                     TOTAL
                                         --------------------------  ---------------------------  ----------------------------
                                                         GROSS                         GROSS                      GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES       AMOUNT        LOSSES
                                         -----------  -------------  -----------  --------------  ----------  ----------------
                                                                             (IN MILLIONS)

Three months or less..................   $     -       $     -         $  36.6     $    10.1       $  36.6      $  10.1
Greater than three to six months......         -             -            12.3           3.5          12.3          3.5
Greater than six to nine months.......         -             -             -             -             -            -
Greater than nine to twelve months....         -             -             -             -             -            -
Greater than twelve months............        10.1           2.8           -             -            10.1          2.8
                                         -----------  -------------  -----------  --------------  ----------  ----------------
  Total fixed maturity securities,
    available-for-sale................   $    10.1     $     2.8       $  48.9     $    13.6       $  59.0      $  16.4
                                         ===========  =============  ===========  ==============  ==========  ================

                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                           AS OF DECEMBER 31, 2003
                                         -------------------------------------------------------------------------------------

                                            PROBLEM, POTENTIAL
                                              PROBLEM, AND            ALL OTHER FIXED MATURITY
                                              RESTRUCTURED                   SECURITIES                     TOTAL
                                         --------------------------  ---------------------------  ----------------------------
                                                         GROSS                         GROSS                       GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED    CARRYING      UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES       AMOUNT         LOSSES
                                         -----------  -------------  -----------  --------------  -----------  ---------------
                                                                             (IN MILLIONS)

Three months or less..................   $    30.9     $    34.6     $     -        $   -         $   30.9     $   34.6
Greater than three to six months......         -             -             -            -              -            -
Greater than six to nine months.......         -             -             -            -              -            -
Greater than nine to twelve months....         0.5           0.1           -            -              0.5          0.1
Greater than twelve months............         3.6           1.5           7.7          2.2           11.3          3.7
                                         -----------   ------------  -----------  --------------  -----------  ---------------
  Total fixed maturity securities,
    available-for-sale................   $    35.0     $    36.2     $     7.7      $   2.2       $   42.7     $   38.4
                                         ===========   ============  ===========  ==============  ===========  ===============

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $16.4 million as of March 31, 2004 and $38.4 million as of December 31, 2003. The gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" were $2.8 million and $36.2 million as of March 31, 2004, and December 31, 2003, respectively.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                        AS OF MARCH 31,         AS OF DECEMBER 31,
                                                                      --------------------   ----------------------
                                                                             2004                      2003
                                                                      --------------------   ----------------------
                                                                                       ($ IN MILLIONS)

Total fixed maturity securities (public and private)............            $   37,240.2            $  36,128.0
                                                                      ====================   ======================
Problem fixed maturity securities...............................            $      126.6            $     152.5
Potential problem fixed maturity securities.....................                   135.9                  230.1
Restructured fixed maturity securities..........................                    26.7                   39.9
                                                                      --------------------   ----------------------
  Total problem, potential problem and restructured fixed
    maturity securities.........................................            $      289.2            $     422.5
                                                                      ====================   ======================
  Total problem, potential problem and restructured fixed
    maturity securities as a percent of total fixed maturity
    securities..................................................                     1%                     1%


MORTGAGE LOANS

Mortgage loans comprised 23% and 25% of total U.S. invested assets as of March 31, 2004, and December 31, 2003, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,703.7 million as of March 31, 2004, and $9,630.4 million as of December 31, 2003, or 77% and 73% of total mortgage loan investments, respectively. Residential mortgages comprised $2,852.0 million as of March 31, 2004 and $3,544.6 million as of December 31, 2003, or 23% and 27% of total mortgage loan investments, respectively. Principal Residential Mortgage, Inc. and Principal Bank hold the majority of residential loans. Principal Residential Mortgage, Inc. holds residential loans as part of its securitization inventory and Principal Bank holds residential loans to comply with federal thrift charter requirements. As a result of our implementation of FIN 46, effective July 1, 2003, residential mortgage loans include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $1.2 billion in mortgage loans held for sale as of March 31, 2004 and $2.0 billion as of December 31, 2003.

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

California accounted for 20% of our commercial mortgage loan portfolio as of March 31, 2004. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of March 31, 2004, 39% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of March 31, 2004 and December 31, 2003 was 1,424 and 1,447, respectively. The average loan size of our commercial mortgage portfolio was $6.9 million as of March 31, 2004.

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we either establish a valuation allowance or adjust the cost basis of that loan and record a loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect the losses in our consolidated results of operations. Such increases (decreases) in valuation allowances aggregated $6.1 million for the three months ended March 31, 2004 and $(34.0) million for the year ended December 31, 2003.

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

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                     AS OF MARCH 31,         AS OF DECEMBER 31,
                                                                  ----------------------  ------------------------
                                                                          2004                     2003
                                                                  ----------------------  ------------------------
                                                                                     ($ IN MILLIONS)

Beginning balance..........................................          $          49.6           $          83.6
Provision..................................................                     11.9                       1.3
Release....................................................                     (5.8)                    (35.3)
                                                                  ----------------------  ------------------------
Ending balance.............................................          $          55.7           $          49.6
                                                                  ======================  ========================
Valuation allowance as % of carrying value before reserves.                      1%                        1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

                              U.S. INVESTED ASSETS
       PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT
                                 CARRYING AMOUNT

                                                                    AS OF MARCH 31,           AS OF DECEMBER 31,
                                                                  ----------------------  ------------------------
                                                                         2004                       2003
                                                                  ----------------------  ------------------------
                                                                                    ($ IN MILLIONS)

Total commercial mortgages ....................................      $      9,703.7           $        9,630.4
                                                                  ======================  ========================
Problem commercial mortgages(1)................................      $         45.8           $           45.9
Potential problem commercial mortgages ........................               134.0                       99.3
Restructured commercial mortgages .............................                62.9                       65.3
                                                                  ----------------------  ------------------------
  Total problem, potential problem and
    restructured commercial mortgages .........................      $        242.7           $          210.5
                                                                  ======================  ========================
  Total problem, potential problem and restructured
    commerical mortgages as a percent of  total commercial
    mortgages..................................................                 2%                         2%


--------------------
(1) Problem commercial mortgages include no mortgage loans in foreclosure as of March 31, 2004 and December 31, 2003.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of March 31, 2004, and December 31, 2003, the carrying amount of equity real estate investment was $1,464.6 million and $1,528.0 million, or 3% of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $962.3 million as of March 31, 2004, and $1,003.6 million as of December 31, 2003. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended March 31, 2004 and December 31, 2003, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of March 31, 2004, and December 31, 2003, was $502.3 million and $524.4 million, net of valuation allowances of $25.4 million and $21.5 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of March 31, 2004. By property type, there is a concentration in office buildings that represented approximately 30% of the equity real estate portfolio as of March 31, 2004.

OTHER INVESTMENTS

Our other investments totaled $1,117.1 million as of March 31, 2004, compared to $1,249.7 million as of December 31, 2003. Derivatives accounted for $625.3 million in other investments as of March 31, 2004. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

INTERNATIONAL INVESTMENT OPERATIONS

As of March 31, 2004, our international investment operations consist of the investments of Principal International comprised of $2.1 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of March 31, 2004, and December 31, 2003, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                                             AS OF MARCH 31,             AS OF DECEMBER 31,
                                                          ----------------------     -------------------------
                                                                   2004                      2003
                                                          ----------------------     -------------------------
                                                            CARRYING      % OF        CARRYING        % OF
                                                             AMOUNT       TOTAL        AMOUNT         TOTAL
                                                          ------------  --------     -----------   -----------
                                                                              ($ IN MILLIONS)
Fixed maturity securities
  Public..........................................         $  1,499.6      72%        $ 1,334.8        66%
  Private.........................................                5.3       -              89.8         5
Equity securities.................................               51.9       2              41.8         2
Mortgage loans
  Residential.....................................              332.4      16             333.1        16
Real estate held for investment...................                9.3       -               9.5         -
Other investments ................................              214.6      10             213.3        11
                                                          ------------  --------     -----------   -----------
  Total invested assets...........................            2,113.1     100%          2,022.3       100%
                                                                        ========                   ===========
Cash and cash equivalents.........................               70.8                      73.1
                                                          ------------               -----------
  Total invested assets and cash .................         $  2,183.9                 $ 2,095.4
                                                          ============               ===========


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

As of March 31, 2004, the difference between the asset and liability durations on our primary duration managed portfolio was 0.01. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $30,190.3 million as of March 31, 2004.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2004, the weighted-average difference between the asset and liability durations on these portfolios was 0.38. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $13,625.8 million as of March 31, 2004.

We also have a block of participating general account pension business that passes the investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. Along with the participating pension product line, the assets in the corporate segment used to back surplus are also not subject to duration monitoring since there are no liabilities associated with the assets. As of March 31, 2004, the total assets in these two portfolios was $4,798.0 million.

Using the assumptions and data in effect as of March 31, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by $54.4 million. The following table details the estimated changes by risk management strategy:

                                                                                                  CHANGE IN FAIR
                                                                        AS OF                  VALUE OF ASSETS LESS
                     RISK MANAGEMENT                               MARCH 31, 2004                  FAIR VALUE OF
                        STRATEGY                                VALUE OF TOTAL ASSETS              LIABILITIES
---------------------------------------------------------     --------------------------     -----------------------
                                                                                    (IN MILLIONS)

Primary duration-managed..............................             $   30,190.3                $       (3.0)
Duration-monitored....................................                 13,625.8                       (51.4)
Non duration-managed..................................                  4,798.0                         -
                                                              --------------------------     -----------------------
  Total...............................................             $   48,614.1                $      (54.4)
                                                              ==========================     =======================


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

We measure pipeline interest rate risk exposure by adjusting the at-risk pipeline in light of the theoretical optionality of each applicant's rate/price commitment. The at-risk pipeline, which consists of closed loans and rate locks, is then refined at the product type level to express each product's sensitivity to changes in market interest rates in terms of a single current coupon MBS duration ("benchmark interest rate"). Suitable hedges are selected and a similar methodology applied to this hedge position. The variety of hedging instruments allows us to match the behavior of the financial instrument with that of the different types of loans originated. Financial risk is limited by requiring that the net position value will not change in excess of an amount established by Senior Management of the Mortgage Banking segment given an instantaneous pre-determined price change in the benchmark security. Price sensitivity analysis is performed at least once daily. The pre-determined risk limits will be reviewed periodically and updated as needed. The face amount of the loans in the pipeline as of March 31, 2004, was $8.7 billion. Due to the impact of our hedging activities, we estimate that a 100 basis point immediate and sustained increase in the benchmark interest rates decreases the March 31, 2004, net position value by $40.4 million.

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

The fair value of the servicing asset declines as interest rates decrease due to possible mortgage loan servicing rights impairment that may result from increased current and projected future prepayment activity. The change in value of the servicing asset due to interest rate movements is partially offset by the use of financial instruments, including derivative contracts that typically increase in aggregate value when interest rates decline. Financial risk is limited by requiring that the net position value will not change in excess of an amount established by Senior Management of the Mortgage Banking segment given an instantaneous pre-determined change in the level of interest rates. Price sensitivity analysis is performed at least once weekly. The pre-determined risk limits will be reviewed periodically and updated as needed. Based on values as of March 31, 2004, a 100 basis point immediate parallel and sustained decrease in interest rates produces a $94.6 million decline in value of the servicing asset of our Mortgage Banking segment, net of the impact of these hedging vehicles, due to the differences between fair values and U.S. GAAP book values.

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

We have increased our credit exposure through credit default swaps by investing in subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of March 31, 2004 was $500.0 million and the mark to market value was $11.4 million. We also invested in credit default swaps creating replicated assets with a notional of $343.3 million and mark to market value of $6.6 million as of March 31, 2004.

We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). We recognized a $0.1 million pre-tax gain for the three months ended March 31, 2004.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of March 31, 2004, and December 31, 2003:


               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                                              AS OF MARCH 31,              AS OF DECEMBER 31,
                                                         --------------------------   ---------------------------
                                                                    2004                        2003
                                                         --------------------------   ---------------------------
                                                             NOTIONAL      % OF        NOTIONAL        % OF
                                                              AMOUNT       TOTAL        AMOUNT        TOTAL
                                                         ---------------- ---------   ------------  -------------
                                                                            ($ IN MILLIONS)

Mortgage-backed forwards and options............         $   11,816.4         27%     $   4,892.3         16%
Swaptions.......................................             10,957.5         25          5,642.5         18
Interest rate swaps.............................              6,468.5         15          8,158.9         26
Interest rate lock commitments..................              6,036.7         14          2,242.4          7
Foreign currency swaps..........................              2,686.3          6          2,823.4          9
U.S. Treasury futures (LIBOR)...................              2,325.0          5          4,380.0         14
Interest rate floors............................              1,650.0          4          1,650.0          5
Credit default swaps ...........................                843.3          2            863.3          3
Bond forwards...................................                467.2          1            467.2          1
Currency forwards...............................                425.7          1            282.0          1
Call options....................................                 30.0          -             30.0          -
U.S. Treasury futures...........................                 18.9          -             27.8          -
Bond options....................................                 17.5          -             17.5          -
Other...........................................                  1.5          -              1.5          -
                                                         ---------------- ---------   ------------  -------------
   Total........................................         $   43,744.5        100%     $  31,478.8        100%
                                                         ================ =========   ============  =============

               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                                              AS OF MARCH 31,               AS OF DECEMBER 31,
                                                         --------------------------   ---------------------------
                                                                    2004                         2003
                                                         --------------------------   ---------------------------
                                                              CREDIT         % OF         CREDIT         % OF
                                                             EXPOSURE        TOTAL       EXPOSURE        TOTAL
                                                         ---------------- ---------   ------------  -------------
                                                                             ($ IN MILLIONS)

Foreign currency swaps..........................            $     545.7       75%      $    637.1        75%
Interest rate swaps.............................                   76.1       10             89.6        10
Bond forwards...................................                   59.9        8             52.2         6
Credit default swaps............................                   18.9        3             45.9         5
Swaptions ......................................                   17.2        2             29.2         3
Call options....................................                    6.5        1              6.6         1
Currency forwards...............................                    3.2        1              0.3         -
Interest rate floors............................                    0.1        -              1.9         -
                                                         ---------------- ---------   ------------  -------------
  Total.........................................            $     727.6      100%      $    862.8       100%
                                                         ================ =========   ============  =============

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                                       AS OF MARCH 31, 2004
                                          -------------------------------------------------------------------------------------
                                                                                 FAIR VALUE (NO ACCRUED INTEREST)
                                                                               ------------------------------------------------
                                                                  WEIGHTED
                                                                  AVERAGE       -100 BASIS                        +100 BASIS
                                             NOTIONAL              TERM          POINTS                             POINT
                                              AMOUNT              (YEARS)        CHANGE          NO CHANGE          CHANGE
                                          -----------------  -----------------  ------------   -------------   ----------------
                                                                           ($ IN MILLIONS)

Interest rate swaps..................        $  6,468.5            8.34(1)      $  131.9       $   31.8         $ (34.8)
Swaptions............................          10,957.5            1.29(4)         762.6          375.6           170.4
Mortgage-backed forwards and options.          11,816.4            0.07(5)        (168.0)           5.0           199.1
U.S. Treasury futures (LIBOR)........           2,325.0            1.51(3)          (7.4)          (0.9)            5.6
Interest rate lock commitments.......           6,036.7            0.09(6)         101.0            2.7          (229.5)
Interest rate floors.................           1,650.0            2.25(2)          63.1           31.5            12.7
Bond forwards........................             467.2            2.64(5)          88.0           59.9            33.7
U.S. Treasury futures................              18.9            0.14(3)          (1.2)          (0.1)            1.0
Bond options.........................              17.5            2.54(5)          (2.5)          (1.0)           (0.4)
                                          -----------------                     ------------   -------------   ----------------
   Total.............................        $ 39,757.7                         $  967.5       $  504.5         $ 157.8
                                          =================                     ============   =============   ================

--------------------
(1)  Based on maturity date of swap.
(2)  Based on maturity  date of floor.
(3)  Based on maturity date.
(4)  Based on option date of swaption.
(5)  Based on settlement date.
(6)  Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING

As of March 31, 2004, the aggregate fair value of long-term debt was $2,695.6 million, which includes debt related to our implementation of FIN 46. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $49.5 million.

                                                                              AS OF MARCH 31, 2004
                                                        -------------------------------------------------------------
                                                                       FAIR VALUE (NO ACCRUED INTEREST)
                                                        -------------------------------------------------------------
                                                            -100 BASIS                                 +100 BASIS
                                                           POINT CHANGE           NO CHANGE           POINT CHANGE
                                                        --------------------    ----------------   ------------------
                                                                                (IN MILLIONS)

4.55% notes payable, due 2004......................        $      413.3         $      410.2          $      407.1
7.95% notes payable, due 2004......................               205.0                204.2                 203.5
Variable rate equity certificates, due 2005 (1)....                44.0                 44.0                  44.0
Variable rate notes payable, due 2006 (2)..........               800.0                800.0                 800.0
Variable rate equity certificates, due 2006 (3)....               149.0                149.0                 149.0
8.2% notes payable, due 2009.......................               588.3                562.1                 537.4
8% surplus notes payable, due 2044.................               121.8                110.1                  99.0
Non-recourse mortgages and notes payable...........               365.3                358.4                 351.8
Other mortgages and notes payable..................                58.4                 57.6                  56.7
                                                        --------------------    ----------------   ------------------
   Total long-term debt............................        $    2,745.1         $    2,695.6          $    2,648.5
                                                        ====================    ================   ==================

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

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2004, the fair value of our equity securities was $749.2 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $74.9 million. As of March 31, 2004, a 10% immediate and sustained decline in the equity markets would result in a decrease of asset-based fee revenues of $30.8 million over the next nine months. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of March 31, 2004, was $2,451.6 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of March 31, 2004, the fair value of our foreign currency denominated fixed maturity securities was $313.9 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of March 31, 2004, was $234.7 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks. Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. As of March 31, 2004, we used currency forwards to hedge a portion of our net equity investment in our Mexican operations from currency fluctuations. The outstanding notional amount of the currency forwards relating to these operations was $19.7 million (approximately $225 million Mexican pesos) and we recognized a $0.3 million pre-tax gain in other comprehensive income for the three months ended March 31, 2004.

We estimate that as of March 31, 2004, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

EFFECTS OF INFLATION

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

ITEM 4.  CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer,
J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2004, and have concluded that our disclosure controls and procedures are effective.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents the amount of our share purchase activity for the periods indicated:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                          MAXIMUM
                                                                                                         NUMBER (OR
                                                                                                        APPROXIMATE
                                                                                                      DOLLAR VALUE) OF
                                                                               TOTAL NUMBER OF       SHARES (OR UNITS)
                                              TOTAL NUMBER                    SHARES (OR UNITS)       THAT MAY YET BE
                                                NUMBER OF      AVERAGE      PURCHASED AS PART OF     PURCHASED UNDER
                                               SHARES (OR     PRICE PAID         PUBLICLY               THE PLANS OR
                                                 UNITS)        PER SHARE         ANNOUNCED              PROGRAMS (IN
                  PERIOD                       PURCHASED       (OR UNIT)      PLANS OR PROGRAMS         MILLIONS) (1)
---------------------------------------------------------------------------------------------------------------------------

January 1, 2004 - January 31, 2004......            644 (2)      $33.07                 -                   $147.0
February 1, 2004 - February 29, 2004....              -            -                    -                   $147.0
March 1, 2004 - March 31, 2004..........          9,600 (3)      $36.37                 -                   $147.0
                                             ---------------                -----------------------
Total...................................         10,244          $36.16                 -                   $147.0
                                             ===============                =======================

-------------------------
(1) In May 2003, our board of directors authorized a repurchase program of up to $300.0 million of our outstanding common stock. This program began after the completion of the November 2002 repurchase program, which authorized the repurchase of up to $300.0 million of our outstanding common stock. There is no expiration date for this program.

(2) Principal Financial Services, Inc., a subsidiary of Principal Financial Group, Inc., purchased J.F. Molloy and Associates, Inc. effective January 2, 2004. At the time of acquisition, 644 shares of the common stock of Principal Financial Group, Inc., which were granted as part of our demutualization, were held in the name of J.F. Molloy and Associates, Inc.

(3) This activity represents the portion of common stock issued and acquired for a stock incentive award that was utilized to execute the award.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

    EXHIBIT
    NUMBER           DESCRIPTION
    10.6      The Principal Select Savings Excess Plan, restated as of January
                1, 2004
    10.7      The Principal Supplemental Executive Retirement Plan for
                Employees, restated as of January 1, 2003
    12        Statement Regarding Computation of Ratio of Earnings to Fixed
                Charges
    31.1      Certification of J. Barry Griswell
    31.2      Certification of Michael H. Gersie
    32.1      Certification Pursuant to Section 1350 of Chapter 63 of Title 18
                of the United States Code - J. Barry Griswell
    32.2      Certification Pursuant to Section 1350 of Chapter 63 of Title 18
                of the United States Code - Michael H. Gersie

B.  REPORTS ON FORM 8-K

     Current Report on Form 8-K dated February 2, 2004, and filed February 3, 2004.

     Current Report on Form 8-K dated and filed February 3, 2004.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRINCIPAL FINANCIAL GROUP, INC.
Dated:  May 5, 2004                 By  /S/ MICHAEL H. GERSIE
                                        ---------------------------
                                        Michael H. Gersie
                                        Executive Vice President and Chief
                                        Financial Officer

                                        Duly Authorized Officer, Principal
                                        Financial Officer, and Chief
                                        Accounting Officer

EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION                               PAGE
 10.6     The Principal Select Savings Excess Plan, restated as of January
            1, 2004........................................................ 88
 10.7     The Principal Supplemental Executive Retirement Plan for
            Employees, restated as of January 1, 2003...................... 106
 12       Statement Regarding Computation of Ratio of Earnings to Fixed
            Charges........................................................ 123
 31.1     Certification of J. Barry Griswell............................... 125
 31.2     Certification of Michael H. Gersie............................... 125
 32.1     Certification Pursuant to Section 1350 of Chapter 63 of Title 18
            of the United States Code -  J. Barry Griswell................. 126
 32.2     Certification Pursuant to Section 1350 of Chapter 63 of Title
            18 of the United States Code -  Michael H. Gersie.............. 127

                                                                    EXHIBIT 10.6




















                                  THE PRINCIPAL

                           SELECT SAVINGS EXCESS PLAN























Restated January 1, 2004

                                  INTRODUCTION


The Company established this Plan on September 1, 1988, for a select group of management, highly compensated employees, or field representatives who, due to the amount of their compensation, are unable to fully participate in the elective deferral and matching contributions available to the other eligible participants in the Associated Plan. The Plan is designed and intended to be a "top-hat" plan - that is, an unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management, highly compensated employees, or field representatives within the meaning of ERISA ss. 201(2), 301(a)(3) and 401(a)(1), and therefore is exempt from Parts 2, 3 and 4 of Title I of ERISA, and is intended to be a nonqualified plan for purposes of Code ss. 401.

The Company is of the opinion that the Plan should be changed. It believes that the best means to accomplish these changes is to completely restate the Plan's terms, provisions and conditions. The restatement, effective January 1, 2004, is set forth in this document and is substituted in lieu of the prior document.


                                    ARTICLE I

                                   DEFINITIONS


SECTION 1.01 -- FORMAT.

Words and phrases defined in the DEFINITIONS SECTION of this Article will have the defined meaning when used in this Plan, unless the context clearly indicates otherwise. These words and phrases will have an initial capital letter to aid in identifying them as defined terms.

Words and phrases with an initial capital letter that are not defined in the DEFINITIONS SECTION of this Article will have the meaning assigned to such word or phase under the Associated Plan, unless the context clearly indicates otherwise.


SECTION 1.02 -- DEFINITIONS.

ACCOUNT means an account established for a Participant pursuant to the ACCOUNTS SECTION of Article III.

ACTIVE PARTICIPANT means any Employee, Agent or Field Manager in the Eligible Group.

AGENT means an individual who is not an Employee and who holds a current DD713 contract or any successor full-time contract with the Company, and including, but not limited to, one of the following positions:

o an agent;
o a sales supervisor;
o a special marketing developer;
o a special agency assistant;
o a business specialist; or
o an executive benefits specialist.

ANNUALIZED COMPENSATION means an individual's Compensation (including bonuses, incentive payments and other special compensation, excluding pay received from a long term incentive pay plan) expressed on an annual basis. Solely for purposes of determining Annualized Compensation, an individual's Compensation will be deemed to include his compensation with a prior employer if it is earned within the calendar year in which he is hired or his contract first becomes effective.

ASSOCIATED PLAN means:

(a) In the case of an Employee, The Principal Select Savings Plan for Employees; or

(b) In the case of an Agent or Field Manager, The Principal Select Savings Plan for Individual Field.

BENEFICIARY means the person or persons designated as such pursuant to the BENEFICIARIES SECTION of Article VII.

CHANGE IN CONTROL means the occurrence of any of the following events: (i) the acquisition by any Person (as defined in Section 3(a)(9) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and as used in Sections 13(d) and 14(d) thereof)), entity or "group" (as defined in Section 13(d) of the Exchange Act) of fifty percent (50%) or more of the outstanding voting power of the Parent then outstanding voting securities; (ii) the merger, consolidation or reorganization of the Parent, as a result of which persons who were stockholders of the Parent immediately prior to such merger, consolidation or reorganization, do not, immediately thereafter, own, directly or indirectly, more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the merged, consolidated or reorganized company; (iii) within any twelve (12) month period, the persons who were directors of the Parent at the beginning of such period (the "Incumbent Directors") cease to constitute at least a majority of the Board, provided that any director elected to the Board, or nominated for election, by a majority of the Incumbent Directors then still in office shall be deemed to be an Incumbent Director for purposes of this clause (iii); (iv) the liquidation or dissolution of the Parent; and (v) the sale, transfer of other disposition, in one transaction or series of related transactions, of more than fifty percent (50%) of the fair market value of the assets of the Parent to any Person. For purposes of this definition, the terms "Person," "entity" and "group" shall not include (a) the Parent or any of its subsidiaries or controlled affiliates; (b) a trustee or other fiduciary holding securities under an employee benefit plan of the Parent or any of its subsidiaries or affiliates; (c) an underwriter temporarily holding securities of the Parent pursuant to an offering of such securities; or (d) a corporation owned, directly or indirectly, by the shareholders of the Parent in substantially the same proportions as their ownership of stock of the Parent.

CODE means the Internal Revenue Code of 1986, as amended.

COMMON STOCK means the common stock, par value $0.01 per share, of the Parent.

COMPANY means Principal Life Insurance Company.

COMPANY MATCH CREDIT means a credit to an Account made in accordance with the COMPANY MATCH CREDITS SECTION of Article III.

COMPENSATION means Compensation as defined in the Associated Plan, but determined without regard to the compensation limit of Code ss. 401(a)(17) and without regard to any reduction in Compensation resulting from a salary deferral agreement made pursuant to this Plan.

CONTROLLED GROUP MEMBER means any corporation or other business entity that is a member of the same controlled group as, or is under common control with, the Parent as determined under Code ss. 414(b) or (c).

DEFERRAL ELIGIBLE AMOUNT means:

(a) In the case of an Employee, his Compensation, excluding any bonuses paid under any long term incentive pay plan, plus any other bonus or other incentive payment the Corporate Management Committee determines in its sole discretion to be eligible for a deferral election under the ELECTIVE DEFERRAL CREDITS SECTION of Article III.

(b)      In the case of an Agent or Field Manager, his Compensation.

EARLY RETIREMENT DATE means the last day of any month following Termination of Service in which the Participant has attained age fifty-seven (57) or more and completed ten (10) or more years of service.

ELECTIVE DEFERRAL CREDIT means a credit to an Account made in accordance with the ELECTIVE DEFERRAL CREDIT SECTION of Article III.

ELIGIBLE GROUP means the group of Employees, Agents and Field Managers who are eligible to participate in the Plan, as determined under the ELIGIBLE GROUP SECTION of Article II.

EMPLOYEE means any common-law employee of the Company or a Controlled Group Member (while it is a Controlled Group Member).

ERISA means the Employee Retirement Income Security Act of 1974, as amended.

FIELD MANAGER means an individual who is not an Employee and who holds a current DD 713 contract or any successor full-time contract with the Company, and including, but not limited to, one of the following full-time field management positions:

o    management assistant;
o    management associate;
o    manager;
o    managing director;
o    co-managing director;
o    assistant managing director;
o    associate managing director;
o    regional managing director;
o    co-regional managing director;
o    advanced planning director;
o    director - relationship management;
o    regional client service director;
o    advanced planning regional vice president; or
o    disability income regional vice president.

LATE RETIREMENT DATE means the last day of any month following Termination of Service which is after a Participant's Normal Retirement Date.

NORMAL RETIREMENT DATE means last day of any month following Termination of Service on or after the date the Participant reaches age 65.

PARENT means the Principal Financial Group, Inc., a Delaware corporation, and any successor thereto.

PARTICIPANT means any Active Participant, or any current or former Employee, Agent or Field Manager who is not an Active Participant but who has a balance remaining in an Account under the Plan.

PARTICIPATING CONTROLLED GROUP MEMBER means any Controlled Group Member that has adopted the Associated Plan and that employs one or more Participants (a Participating Controlled Group Member will automatically ceases to participate if it ceases to be a Controlled Group Member).

PLAN means The Principal Select Savings Excess Plan.

PLAN YEAR means the calendar year.

RETIREMENT means his early, normal or late retirement date following his Termination of Service.

TERMINATION OF SERVICE means:

(a) In the case of an Employee resignation, discharge, retirement, death or the happening of any other event or circumstance that results in the severance of the common-law employer-employee relationship with the Company and all Controlled Group Members, unless the Employee then becomes an Agent or Field Manager.
(b) In the case of an Agent or Field Manager, the date of termination of his agent's contract DD713 (as such contract may be amended from time to time, or successor contracts to it) unless the Agent or Field Manager then becomes an Employee.


TRANSFER CREDIT means a credit to an Account made in accordance with the TRANSFER CREDITS SECTION of Article III.


VALUATION DATE means each day on which trading occurs on the New York Stock Exchange.


                                   ARTICLE II

                                  PARTICIPATION


SECTION 2.01 -- ELIGIBLE GROUP.

All Employees, Agents and Field Managers who are in the Eligible Group will be eligible to participate in the Plan. An Employee, Agent or Field Manager is in the Eligible Group if:

(a)      he is eligible to participate in the Associated Plan; and either;
(b) his compensation for the previous year is one hundred and twenty-five percent (125%) or more of the salary minimum used in the definition of a highly compensated employee under Code ss. 414(q) for that year;
(c) his compensation for the current year is one hundred and twenty-five percent (125%) or more of the salary minimum used in the definition of a highly compensated employee under Code ss. 414(q) for the year; or
(d) he has been selected by the Corporate Management Committee to participate in this Plan.

However, the Corporate Management Committee in its sole and absolute discretion may determine that an Employee, Agent or Field Manager described above will not be in the Eligible Group, or may determine that an Employee, Agent or Field Manager not described above will be in the Eligible Group. However, as to
Employees, the Plan is intended to cover only those Employees who are in a select group of management or highly compensated employees within the meaning of ERISA ss.ss. 201(2), 301(a)(3) and 401(a)(1); and, accordingly, if any interpretation is issued by the Department of Labor that would exclude any Employee from satisfying that requirement, such Employee immediately will cease to be in the Eligible Group.

An Agent or Field Manager will cease to be in the Eligible Group as of the earlier of the date of termination of his agent's contract DD713 (as such contract may be amended from time to time, or successor contracts to it), or as of the date the Company sends written notice to him of cancellation of his agent's contract DD713 (as such contract may be amended from time to time, or successor contracts to it), or as of such earlier date on which he ceases to satisfy the requirements of the first paragraph of this definition.

SECTION 2.02 -- NOTICE OF ELIGIBILITY.

The Company will notify each Employee, Agent and Field Manager prior to, or as soon as administratively practicable after, his entry into the Eligible Group of his eligibility to participate in the Plan.

SECTION 2.03 -- END OF ELIGIBILITY AND PARTICIPATION.

An Employee, Agent or Field Manager who is in the Eligible Group may continue as an Active Participant for so long as the Plan remains in effect and he remains in the Eligible Group. A Participant shall cease to be a Participant on the date he has received a full distribution of all benefits payable to him under the terms of the Plan.


                                   ARTICLE IIL

                              CONTRIBUTION CREDITS


SECTION 3.01 -- ELECTIVE DEFERRAL CREDITS.

An Elective Deferral Credit will be added to the Account of an Active Participant for a given pay date if such Participant is eligible to and has elected to have a Deferral Eligible Amount that he would otherwise receive in cash on such pay date reduced in order to receive an Elective Deferral Credit under this Plan. The Elective Deferral Credit for a given pay date will be added on or as soon as administratively practicable after the pay date in an amount equal the amount of the reduction in the Deferral Eligible Amount.


The Plan provides for an automatic election to have Elective Deferral Credits made. The automatic Elective Deferral Credit shall be 6% of Compensation, excluding compensation received from an annual incentive pay plan.


An Active Participant may elect to reduce his Deferral Eligible Amount by the following:

(a) With respect to items of Compensation, for any pay date, the Participant may elect to reduce his Compensation for such pay date by any whole percentage, not more than fifteen percent (15%). However, an election to reduce Compensation for purposes of receiving Elective Deferral Credits will be effective during a Plan Year only once the Participant has either:

         (i) Received Elective Deferral Contributions under the Associated Plan equal to the maximum allowed under Code ss. 402(g); or

         (ii) Received Compensation recognized under the Associated Plan equal to the maximum allowed to be recognized under Code ss. 401(a)(17).

(b) With respect to bonuses paid under an annual incentive pay plan, the Participant may elect to reduce the payment by any whole percentage, but not more than one-hundred percent (100%).

(c) With respect to other amounts that the Corporate Management Committee determines are Deferral Eligible Amounts, the Corporate Management Committee will establish such minimum and maximum reduction amount as it may determine appropriate in its sole and absolute discretion.

An election (or the modification or revocation of an election) must be made in such manner and in accordance with such rules as may be prescribed for this purpose by the Company (including by means of a voice response or other electronic system under circumstances authorized by the Company)

An election by an Employee with respect to any item of Compensation (other than annual incentive compensation) must be made prior to the start of the first payroll period to which such election relates during the Plan Year. An election by an Employee with respect to bonuses paid under an annual incentive pay plan, or any other amounts that the Corporate Management Committee determines are Deferral Eligible Amounts, must be made by December 31st of the year prior to the year with respect to which the bonus or other amount is earned; except that, for the bonus or other amount payable for the year in which an Employee is first notified of his eligibility to participate in the Plan, an election may be made within thirty (30) days after he is notified of his eligibility to participate (and before the amount is made available in cash to the Employee).

An election by an Agent or Field Manager with respect to any Deferral Eligible Amount must be made by December 31st of the year prior to the year in which the Deferral Eligible Amount would otherwise be payable in cash to the Agent or Field Manager; except that, for such amounts payable for the year in which an Agent or Field Manager is first notified of his eligibility to participate in the Plan, an election may be made within thirty (30) days after he is notified of his eligibility to participant (and before the amount is made available in cash to the Agent or Field Manager).

An election will automatically be carried over and applied to the next Plan Year. Elective Deferral Credits will automatically stop during the Plan Year upon Termination of Service or upon otherwise ceasing to be within the Eligible Group, or upon termination of the Plan. For Agents and Field Managers, an election will be irrevocable throughout the Plan Year (or the remaining portion thereof); except that, when an election is made to cease Elective Deferral Credits.

The Company may, in its sole discretion, limit the minimum or maximum amount of Elective Deferral Credits that are allowed under the Plan by any Active Participant or any group of Active Participants.


SECTION 3.02 -- COMPANY MATCH CREDITS.


A Company Match Credit will be added to the Account of an Active Participant for a given pay date if such Participant receives an Elective Deferral Credit for such pay date under the ELECTIVE DEFERRAL CREDITS SECTION of this Article as a result of an election to reduce Compensation. The amount of the Company Match Credit for a given pay date will equal the lesser of fifty percent (50%) of the Participant's Elective Deferral Credit for such pay date, or three percent (3%) of the Participant's Compensation for the payroll period.


SECTION 3.03 -- TRANSFER CREDITS.

If so elected by a Participant who is also a participant in the Nonqualified Defined Contribution Plan for Designated Participants, a Transfer Credit will be added to the Account of such Participant to reflect an automatic transfer of any credit under the Nonqualified Defined Contribution Plan for Designated Participants when the transfer credit becomes vested.

SECTION 3.04 -- ACCOUNTS.

An Account will be maintained under the Plan on behalf of each Participant. Separate accounting records will be maintained to reflect the portion of an Account attributable to:

(a) Elective Deferral Credits under the ELECTIVE DEFERRAL CREDITS SECTION of this Article;

(b)  Company  Match  Credits  under the COMPANY  MATCH  CREDITS  SECTION of this
     Article;


(c)  Transfer Credits under the TRANSFER CREDITS SECTION of this Article.

Additional Accounts may also be maintained if considered appropriate by the Company in the administration of the Plan.

Accounts will have a cash balance expressed in United States Dollars.

Accounts are for bookkeeping purposes only and the maintenance of Accounts will not require any segregation of assets of the Company or any Participating Controlled Group Member. Neither the Company nor any Participating Controlled Group Member will have any obligation whatsoever to set aside funds for the Plan or for the benefit of any Participant or Beneficiary, and no Participant or Beneficiary will have any rights to any amounts that may be set aside other than the rights of an unsecured general creditor of the Company or Participating Controlled Group Member that employs (or employed) the Participant.


                                   ARTICLE IV

                                EARNINGS CREDITS


SECTION 4.01 -- ADJUSTMENT TO REFLECT EARNINGS CREDITS.


Accounts will be adjusted (increased or decreased) as of each Valuation Date to reflect earnings credits as determined under the EARNINGS CREDITS SECTION of this Article IV.


SECTION 4.02 -- EARNINGS CREDITS.


The Company will establish a procedure by which a Participant (or Beneficiary following the death of a Participant) may elect to have his/her earnings credits determined based on the performance of one or more investment options deemed to be available under the Plan. The Company, in its sole discretion, will determine the investment options that will be available as benchmarks for determining the earnings credit, which may include mutual funds, common or commingled investment funds, group annuity contracts (general account or separate account), a fund that invests in Common Stock of the Parent or any other investment option deemed appropriate by the Company. The Company may at any time and from time to time add to or remove from the investment options deemed to be available under the Plan.

A Participant (or Beneficiary following the death of the Participant) will be allowed on a hypothetical basis to direct the investment of his/her Account among the investment options available under the Plan. Hypothetical investment directions may be given with such frequency as is deemed appropriate by the Company, and must be made in such percentage or dollar increments, in such manner and in accordance with such rules as may be prescribed for this purpose by the Company (including by means of a voice response or other electronic system under circumstances so authorized by the Company). If an investment option has a loss, the earnings credit attributable to such investment option will serve to reduce the Account; similarly, if an investment option has a gain, the earnings credit attributable to such investment option will serve to increase the Account. If the Participant fails to elect an investment option, the earnings credit will be based on a money market investment option or such other investment option as may be selected for this purpose by the Company.


An Account is subject to any minimum guarantees applicable under a group annuity contract or other investment arrangement.

SECTION 4.03 -- HYPOTHETICAL INVESTMENTS.


All investment directions of a Participant or Beneficiary will be on a "hypothetical" basis for the sole purpose of establishing the earnings credit for his/her Account - that is, the Account will be adjusted for earnings credits as if the Account were invested pursuant to the investment directions of the Participant or Beneficiary, but actual investments need not be made pursuant to such directions. However, the Company, in its sole discretion and without any obligation, may direct that investments be made per the investment directions of Participants and Beneficiaries in order to hedge the liability of the Company and Participating Controlled Group Members.


If the Company directs that investments actually be made in Common Stock to hedge liability, any transactions costs (brokerage fees and commissions) on purchases and sales of Common Stock may be charged to the Participant's Account.

SECTION 4.04 -- STATEMENTS.

The Company may cause benefit statements to be issued from time to time advising Participants and Beneficiaries of the balance and/or investment of their Accounts, but it is not required to issue benefits statements.

The Company may correct errors that appear on benefit statements at any time, and the issuance of a benefit statement (and any errors that may appear on a statement) will not in any way alter or affect the rights of a Participant or Beneficiary with respect to the Plan. Each Participant or Beneficiary has a duty to promptly review each benefit statement and to notify the Company of any error that appears on such statement within thirty (30) days of the date such statement is provided or made available to the Participant or Beneficiary (for example, the date the statement is sent by mail, or the date the statement is provided or made available electronically). If a Participant or Beneficiary fails to review a benefit statement or fails to notify the Company of any error that appears on such statement within such period of time, he will not be able to bring any claim seeking relief or damages based on the error.


                                    ARTICLE V

                          WITHDRAWALS WHILE IN SERVICE

A Participant may withdraw any part of his account for an unforeseeable emergency (a financial hardship due to an unanticipated emergency, as defined under the Associated Plan).

A Participant may withdraw any part of his account, provided he pays a 10% penalty on the amount withdrawn and Elective Deferral Credits cease for 12 months.

If a Participant becomes Totally and Permanently Disabled, a single lump sum payment will be made as soon as administratively practicable following proof of disability, unless a timely distribution election is on file. A Participant can elect a 5 year or 10 year fixed period installment, if his account value exceeds $25,000.

                                   ARTICLE VI

                   DISTRIBUTIONS AFTER TERMINATION OF SERVICE


SECTION 6.01 -- BENEFIT ON TERMINATION OF SERVICE.

A Participant will be eligible to receive a distribution of the full balance of his Account following his/her Termination of Service in accordance with the terms of this Article.

SECTION 6.02 -- TIME AND FORM OF DISTRIBUTION.

A distribution will be made (or commence) in cash as soon as administratively practicable after Termination of Service in the following form:

(a) In the case of a Termination of Service that occurs for reasons other than Retirement, the distribution will be made in the form of a single lump-sum payment. A Participant can elect a 5-year or 10-year fixed period installment, if his account value exceeds $25,000.

(b) For reasons of Retirement, the distribution will be made in one of the following forms as elected by the Participant:

         (i) A single lump-sum payment;

         (ii)     A single life annuity with a certain period of ten years;

         (iii)    A single life annuity with installment refund;

         (iv) A survivorship life annuity with installment refund and a survivorship percentage of fifty percent (50%);

         (v) A fixed period annuity for any period of whole months which is not less than 120 and does not exceed the life expectancy of the Participant and the named Beneficiary.

         (vi) Annual cash installments each of an amount equal to any fixed whole percentage, not less than ten percent (10%) and not more than thirteen percent (13%), as elected by the Participant, of his remaining Account. Such amount shall be payable annually until his Account is exhausted. Once elected, the amount will not change.

To determine the amount of any annuity payments to a Participant, the balance of his Account will be converted to an annuity using interest and mortality assumptions deemed reasonable by the Corporate Management Committee.

In-kind distributions (including in-kind distributions of Common Stock) are not allowed under the Plan.


SECTION 6.03 -- DISTRIBUTION ELECTION PROCEDURES.

A distribution election must be made in such manner and in accordance with such rules as may be prescribed for this purpose by the Company (including by means of a voice response or other electronic system under circumstances authorized by the Company). A distribution election will be effective only if it is received in properly completed form by the Company as part of the Participant's initial enrollment in the Plan, or thereafter, at least twelve (12) months prior to Termination of Service or Totally and Permanently Disabled.

Notwithstanding the above, if a Participant's Termination of Service occurs by action of the Company within two (2) years following a Change in Control for any reason other than embezzlement or engaging in any criminal act, a distribution will be made in the form of a single lump-sum payment within ten (10) days following Termination of Service.

SECTION 6.04 -- DEFAULT ELECTIONS.

If a Participant fails to file a timely election as to the form of distribution, the distribution will be made in the form of a single lump-sum distribution of the full balance of the Account.

SECTION 6.05 -- CASH-OUT OF SMALL ACCOUNTS AT OPTION OF COMMITTEE.

Notwithstanding any contrary election made by a Participant, if the balance of a Participant's Account does not exceed $25,000 at Termination of Service or Total and Permanent Disability, the Corporate Management Committee may in its sole and absolute discretion direct that such full balance will be paid in a single-sum distribution in full settlement of all obligations under the Plan. For the annual payment distribution option at Retirement, a single-sum distribution will be made when the balance reaches $5,000.

SECTION 6.06 -- VALUATION OF ACCOUNTS FOLLOWING TERMINATION OF SERVICE.


An Account will  continue to be credited  with the EARNINGS  CREDITS  SECTION of
Article IV until it is paid in full to the Participant or Beneficiary, or it is converted into an annuity pursuant to the TIME AND FORM OF DISTRIBUTION SECTION of this Article.


SECTION 6.07 -- DISTRIBUTIONS PURSUANT TO A DOMESTIC RELATIONS ORDER.

The Plan permits the benefits actually payable to a Participant to be divided with a spouse or former spouse of a participant who meets the definition of alternate payee under ERISA ss. 206(d) provided that the Plan Administrator determines that the domestic relations order meets the criteria of a qualified domestic relations order, as defined in ERISA ss. 206(d). A distribution to an alternate payee is not allowed prior to payment (or commencement) of a benefit to a Participant, and the Plan will not recognize a domestic relations order that purports to create a separate interest to the alternate payee. In addition, once a form of benefit has commenced, the form of measuring life may not be changed

The Company will establish reasonable procedures to determine whether a domestic relations order meets the criteria of ERISA ss. 206(d). Upon receiving a domestic relations order, the Company promptly will notify the Participant and an alternate payee named in the order, in writing, of the receipt of the order and the Plan's procedures for determining the status of the order. Within a reasonable period of time after receiving the domestic relations order, the Company will determine the status of the order and will notify the Participant and each alternate payee, in writing, of its determination. The Company will provide notice under this paragraph by mailing to the individual's address specified in the domestic relations order.

If any portion of the Participant's benefit under this Plan is payable during the period the Company is making its determination of the status of the domestic relations order, a separate accounting will be made of the amount payable. If the Company determines the order is a domestic relations order within the criteria of ERISA ss. 206(d) within 18 months of the date amounts are first payable following receipt of the order, the payable amounts will be distributed in accordance with the order. If the Company does not make its determination of the status of the order within the 18 month determination period, the payable amounts will be distributed in the manner the Plan would distribute if the order did not exist and the order will apply prospectively if the Company later determines the order meets the criteria of ERISA ss. 206(d).

The plan will make payments or distributions required under this section by separate benefit checks or other separate distribution to the alternate payee(s) and report the payments accordingly, provided however, that the Company may report the distributions as income to the Participant as it determines to be consistent with the requirements of the Code.


                                   ARTICLE VII

                            DISTRIBUTIONS AFTER DEATH


SECTION 7.01 -- SURVIVOR BENEFITS.

If a Participant dies prior to the full distribution of his Account, his Beneficiary will be entitled to the following survivor benefit under the Plan:

(a) If the Participant dies while receiving installment payments, such installments will continue to his Beneficiary over the same period such installments would have been paid to the Participant;

(b) If the Participant dies while receiving annuity payments, such annuity payments will continue to his Beneficiary if and as consistent with the form of annuity payout being made under the Plan; or

(c) Otherwise, if the Participant dies prior to payment (or commencement) of a benefit under Article VI, the survivor benefit will consist of a single lump-sum payment in an amount equal to the total balance in the Account.

The survivor benefit will be paid (or start to be paid) on or as soon as administratively practicable after the Company determines that a survivor benefit is payable under the Plan - that is, the date the Company is provided with the documentation reasonably necessary to establish the fact of death of the Participant and the identity and entitlement of the Beneficiary.


SECTION 7.02 -- CASH-OUT OF SURVIVOR BENEFITS AT OPTION OF COMMITTEE.

Notwithstanding the above, if periodic payments (either installments or annuities) are due to a Beneficiary under the above rules, the Corporate Management Committee may, in its sole discretion, elect to pay the survivor benefit in a single lump-sum payment in an amount equal to the remaining balance in the Account (in the case of an installment payout) or the present value of the annuity (in the case of an annuity payout) in full satisfaction of the survivor benefit otherwise payable under the Plan. Present value for this purpose will be determined using interest and mortality assumptions deemed reasonable by the Corporate Management Committee.

SECTION 7.03 -- BENEFICIARIES.

A Participant may designate any person (natural or otherwise, including a trust) as his/her Beneficiary to receive the survivor benefit (if any) payable when he dies, and may change or revoke a designation previously made without the consent of any Beneficiary. If a Beneficiary designation is not on file, or if no designated Beneficiary survives the Participant, the Beneficiary will be the person designated by the Participant under the Associated Plan or, in the absence of a designation, the default Beneficiary under the Associated Plan. If the primary Beneficiary designated by a Participant dies prior to complete distribution of the survivor benefit, the remaining benefit will be paid to any contingent Beneficiary designated by the Participant, or if there is no surviving contingent Beneficiary, a lump sum of the remaining benefit will be paid to the estate of the primary Beneficiary.

A Beneficiary designation must be made on such form and in accordance with such rules as may be prescribed for this purpose by the Company. A Beneficiary designation will be effective (and will revoke all prior designations) if it is received by the Company (or if sent by mail, the post-mark of the mailing is) prior to the date of death of the Participant


                                  ARTICLE VIII

                             ADMINISTRATION OF PLAN


SECTION 8.01 -- ADMINISTRATION.

The Company is the administrator of the Plan with authority to control and manage the operation and administration of the Plan and make all decisions and determinations incident thereto. Action on behalf of the Company as administrator may be taken by any of the following:

(a) CORPORATE MANAGEMENT COMMITTEE. The Corporate Management Committee of the Company will be responsible for selecting the Employees, Agents and Field Managers who are in the Eligible Group. This committee shall have authority to make rules and regulations for the administration of the Plan, and its interpretations and decisions with regard thereto shall be final and conclusive.

(b) BENEFIT PLANS INVESTMENT COMMITTEE. The Benefit Plans Investment Committee of the Company is responsible for all investment matters relating to the Plan, including the investment of assets that may (but are not required to be) set aside to hedge liabilities resulting from the Plan, and actual investment of the rabbi trust, including the selection and monitoring investment providers (including the Trustee) with respect to the Plan.

         The members of the Benefit Plans Investment Committee will be appointed by the Chief Executive Officer of the Company.

Day-to-day non-discretionary administration of the Plan may be performed by the Human Resources Department.

SECTION 8.02 -- CORRECTION OF ERRORS AND DUTY TO REVIEW INFORMATION.

Errors may occur in the operation and administration of the Plan. The Company reserves the right to cause such equitable adjustments to be made to correct for such errors as it considers appropriate (including adjustments to Participant or Beneficiary Accounts), which will be final and binding on the Participant or Beneficiary.

Each Participant and Beneficiary has the duty to promptly review any information that is provided or made available to the Participant or Beneficiary and that relates in any way to the operation and administration of the Plan or his elections under the Plan (for example, to review payroll stubs to make sure a contribution election is being implemented appropriately, to review benefit statements to make sure investment elections are being implemented appropriately, to review summary plan descriptions and prospectuses, etc.) and to notify the Company of any error made in the operation or administration of the Plan that affects the Participant or Beneficiary within thirty (30) days of the date such information is provided or made available to the Participant or Beneficiary (for example, the date the information is sent by mail or the date the information is provided or made available electronically). If the Participant or Beneficiary fails to review any information or fails to notify the Company of any error within such period of time, he will not be able to bring any claim seeking relief or damages based on the error. If the Company is notified of an alleged error within the thirty (30) day time period, the Company will investigate and either correct the error or notify the Participant or Beneficiary that it believes that no error occurred. If the Participant or Beneficiary is not satisfied with the correction (or the decision that no correction is necessary), he will have sixty (60) days from the date of notification of the correction (or notification of the decision that no correction is necessary), to file a formal claim under the claims procedures under the CLAIMS PROCEDURES SECTION of this Article.

SECTION 8.03 -- CLAIMS PROCEDURES.

If a Participant or Beneficiary does not feel as if he has received full payment of the benefit due such person under the Plan, the Participant or Beneficiary may file a written claim with the Company setting forth the nature of the benefit claimed, the amount thereof, and the basis for claiming entitlement to such benefit. The Vice President of Human Resources of the Company will determine the validity of the claim and communicate a decision to the claimant promptly and, in any event, not later than ninety (90) days after the date of the claim. The claim may be deemed by the claimant to have been denied for purposes of further review described below in the event a decision is not furnished to the claimant within such ninety (90) day period. If additional information is necessary to make a determination on a claim, the claimant will be advised of the need for such additional information within forty-five (45) days after the date of the claim. The claimant will have up to one hundred and eighty (180) days to supplement the claim information, and the claimant will be advised of the decision on the claim within forty-five (45) days after the earlier of the date the supplemental information is supplied or the end of the one hundred and eighty (180) day period.

A claim for benefits which is denied will be denied by written notice setting forth in a manner calculated to be understood by the claimant:

(a) The specific reason or reasons for the denial, including a specific reference to any provisions of the Plan (including any internal rules, guidelines, protocols, criteria, etc.) on which the denial is based;

(b) A description of any additional material or information that is necessary to process the claim; and

(c) An explanation of the procedure for further reviewing the denial of the claim.

Within sixty (60) days after the receipt of a denial on a claim, a claimant or his/her authorized representative may file a written request for review of such denial. Such review will be undertaken by the Corporate Management Committee and will be a full and fair review. The claimant will have the right to review all pertinent documents. The Corporate Management Committee will issue a decision not later than sixty (60) days after receipt of a request for review from a claimant unless special circumstances, such as the need to hold a hearing, require a longer period of time, in which case a decision will be rendered as soon as possible but not later than one hundred and twenty (120) days after receipt of the claimant's request for review. The decision on review will be in writing and will include specific reasons for the decision written in a manner calculated to be understood by the claimant with specific reference to any provisions of the Plan on which the decision is based.

SECTION 8.04 -- INDEMNIFICATION.

The Company and the Participating Controlled Group Members jointly and severally agree to indemnify and hold harmless, to the extent permitted by law, each director, officer, and employee against any and all liabilities, losses, costs, or expenses (including legal fees) of whatsoever kind and nature that may be imposed on, incurred by, or asserted against such person at any time by reason of such person's services in the administration of the Plan, but only if such person did not act dishonestly, or in bad faith, or in willful violation of the law or regulations under which such liability, loss, cost, or expense arises.

SECTION 8.05 -- EXERCISE OF AUTHORITY.

The Company and any person who has authority with respect to the management, administration or investment of the Plan may exercise that authority in his full discretion. This discretionary authority includes, but is not limited to, the authority to make any and all factual determinations and interpret all terms and provisions of this document (or any other document established for use in the administration of the Plan) relevant to the issue under consideration. The exercise of authority will be binding upon all persons; and it is intended that the exercise of authority be given deference in all courts of law to the greatest extent allowed under law, and that it not be overturned or set aside by any court of law unless found to be arbitrary and capricious.

SECTION 8.06 -- TELEPHONIC OR ELECTRONIC NOTICES AND TRANSACTIONS.

Any notice that is required to be given under the Plan to a Participant or Beneficiary, and any action that can be taken under the Plan by a Participant or Beneficiary (including enrollments, changes in deferral percentages, withdrawals, distributions, investment changes, consents, etc.), may be by means of voice response or other electronic system to the extent so authorized by the Company.


                                   ARTICLE IX

                       CONTRACTUAL OBLIGATIONS AND FUNDING


SECTION 9.01 -- CONTRACTUAL OBLIGATIONS.

The Plan creates a contractual obligation on the part of the Company and each Participating Controlled Group Member to provide benefits as set forth in the Plan with respect to:

(a) Participants who are employed with or contract with the Company or that Participating Controlled Group Member;

(b) Participants who were employed with or contract with the Company or that Participating Controlled Group Member prior to Termination of Service; and

(c)      Beneficiaries of the Participants described in (a) and (b).


A Participating Controlled Group Member is not responsible for (and has no contractual obligation with respect to) benefits payable to a Participant who is or was employed with or contracted with the Company or another Participating Controlled Group Member. If a Participant is employed with or contracts with two or more employers (the Company and a Participating Controlled Group Member, or two or more Participating Controlled Group Members, etc.), either concurrently or at different times, each will be responsible for the benefit attributable to Elective Deferral Credits, Company Match Credits and Transfer Credits made with respect to the period while the Participant was employed with or contracted with that employer, adjusted for earnings credits.


The Parent and the Company each will guarantee and assume secondary liability for the contractual commitment of each Participating Controlled Group Member under this Section.

SECTION 9.02 -- FUNDING.

The Company has established a "rabbi" trust to serve as a funding vehicle for benefits payable under the Plan. However, neither the Company nor any Participating Controlled Group Member is obligated to fund such trust. The rabbi trust will be invested in the manner directed by the Company.

The establishment and funding of the rabbi trust will not affect the contractual obligations of the Company and Participating Controlled Group Member under the CONTRACTUAL OBLIGATIONS SECTION of this Article, except that such obligations with respect to any Participant or Beneficiary will be offset to the extent that payments actually are made from the trust to such Participant or Beneficiary.

The rabbi trust used to fund benefits payable under this Plan may be used to fund benefits payable under any other non-qualified deferred compensation plan maintained by the Company or a Participating Controlled Group.



                                    ARTICLE X

                               GENERAL PROVISIONS


SECTION 10.01 -- AMENDMENT AND TERMINATION.

The Board or its delegate may amend or terminate this Plan at any time and for any reason by resolution of its Corporate Management Committee.

An amendment or termination of the Plan may not have the effect of reducing the balance of the Account of any Participant or Beneficiary.

After termination of the Plan, no Elective Deferral Credits, Company Match Credits or Transfer Credits will be added to the Account of any Participant attributable to periods after the date of termination. Distribution following termination of the Plan will be made at the same time and in the same form as if the termination had not occurred, and a Participant will continue to have the same options available to him to defer distribution as otherwise provided under the Plan. However, if so elected by a majority of the Participants who have Accounts at termination of the Plan (including Participants or Beneficiaries who are receiving installments or annuity payouts), the termination of the Plan will be treated as a termination of employment and each Participant or Beneficiary will receive a single sum payment of the full balance of his/her Account in full satisfaction of all obligations under the Plan and without regard to any distribution elections in place with respect to such Participant or Beneficiary.


SECTION 10.02-- EMPLOYMENT STATUS.

Nothing contained in this Plan gives an Eligible Employee the right to be retained in the Company's employ or to interfere with the Company's right to discharge any Eligible Employee.


SECTION 10.03 -- RIGHTS TO PLAN ASSETS.

Neither the Company nor any Participating Controlled Group Member will have any obligation whatsoever to set aside funds for the Plan or for the benefit of any Participant or Beneficiary, and no Participant or Beneficiary will have any rights to any amounts that may be set aside other than the rights of an unsecured general creditor of the Company or Participating Controlled Group Member that employs (or employed) the Participant.

SECTION 10.04 -- NONALIENATION OF BENEFITS.

Benefits payable under the Plan are not subject to the claims of any creditor of any Participant or Beneficiary. A Participant or Beneficiary does not have any rights to alienate, anticipate, Commute, pledge, encumber or assign any of such benefits. The preceding sentences shall also apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a Participant according to a domestic relations order, unless such order is determined by the Company to be a domestic relations order, as defined in ERISA Act Section 206(d), or any domestic relations order entered before January 1, 1985.


SECTION 10.05-- CONSTRUCTION.

The validity of the Plan or any of its provisions is determined under and construed according to Federal law and, to the extent permissible, according to the laws of the state in which the Company has its principal office. In case any provision of this Plan is held illegal or invalid for any reason, such determination shall not affect the remaining provisions of this Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had never been included.

In the event of any conflict between the provisions of the Plan and the terms of any contract or policy issued hereunder, the provisions of the Plan control the operation and administration of the Plan.


SECTION 10.06-- WORD USAGE.

The masculine gender, where used in this Plan, shall include the feminine gender and the singular words as used in this Plan may include the plural, unless the context indicates otherwise.


SECTION 10.07 -- LIMITATIONS.

Notwithstanding anything to the contrary contained in the Plan, no action shall be taken, and no award or distribution shall be made, under the Plan, which contains any term or condition that would violate any provision of the Plan of Conversion of Principal Mutual Holding Company. Common Stock is not allowed as a medium of distribution under the Plan. However, if the Plan ever is amended to allow distribution in shares of Common Stock, the number of such shares distributed hereunder shall count against (i) the limit of six percent (6%) of the number of shares of Common Stock outstanding immediately following the effective date of the Plan of Conversion that may be made issuable or distributable under all Company Stock Plans other than The Principal Select Savings Plan for Employees, The Principal Select Savings Plan for Individual Field and The Principal Financial Group, Inc. Employee Stock Purchase Plan, and
(ii) the guideline set forth in The Principal Financial Group, Inc. Stock Incentive Plan limiting the maximum number of shares of Common Stock that may be awarded or issued within eighteen (18) months of the effective date of the Plan of Conversion of Principal Mutual Holding Company to forty percent (40%) of the limit set forth in subclause (i).


The "Company Stock Plans" for this purpose means any stock option plan, stock incentive plan, stock purchase plan and share ownership plans related to the Common Stock that are customary for publicly traded companies, and shall include, but is not limited to, the Principal Financial Group, Inc. Directors Stock Plan, the Principal Financial Group Long-Term Performance Plan, the Plan, the Associated Plans, the Principal Financial Group, Inc. Stock Incentive Plan and The Principal Financial Group, Inc. Employee Stock Purchase Plan, and shall also include, if Common Stock is allowed as a distribution, this Plan and the Non-Qualified Defined Contribution Plan for Designated Participants.

         By executing this Plan, the Company acknowledges having counseled to the extent necessary with selected legal and tax advisors regarding the Plan's legal and tax implications.

            Executed this 17TH day of December, 2003


                        PRINCIPAL LIFE INSURANCE COMPANY


                        By    /s/ JIM DEVRIES
                              ----------------------------------------
                              VICE PRESIDENT - HUMAN RESOURCES
                              ----------------------------------------
                                            Title

                                                                    EXHIBIT 10.7
















                                  THE PRINCIPAL

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                                  FOR EMPLOYEES

























Restated January 1, 2003

                                  INTRODUCTION


The Company established this Plan on January 1, 1982, to provide select eligible employees with additional benefits, including what they would have received under the Associated Plan, but for the limit imposed on the compensation that can be taken into account under the such plan (Code ss. 401(a)(17)), the limit imposed on the benefits accrued and payable under such plan (Code ss. 415(b)), or the reduction in compensation that is taken into account under such plan as a result of an election to reduce compensation and receive Elective Deferral Credits under The Principal Select Savings Excess Plan. The Plan is designed and intended to be a "top-hat" plan - that is, an unfunded plan maintained primarily for the purpose of providing retirement benefits for a select group of management or highly compensated employees within the meaning of ERISA ss. 201(2), 301(a)(3) and 401(a)(1), and therefore is exempt from Parts 2, 3 and 4 of Title I of ERISA. The Plan also is intended to be a nonqualified plan for purposes of Code ss. 401.

The Company is of the opinion that the Plan should be changed. It believes that the best means to accomplish these changes is to completely restate the Plan's terms, provisions and conditions. The restatement, effective January 1, 2003, is set forth in this document and is substituted in lieu of the prior document.


                                    ARTICLE I

                                   DEFINITIONS


SECTION 1.01 -- FORMAT.

Words and phrases defined in the DEFINITIONS SECTION of this Article will have the defined meaning when used in this Plan, unless the context clearly indicates otherwise. These words and phrases will have an initial capital letter to aid in identifying them as defined terms.

Words and phrases with an initial capital letter that are not defined in the DEFINITIONS SECTION of this Article will have the meaning assigned to such word or phase under the Associated Plan, unless the context clearly indicates otherwise.


SECTION 1.02 -- DEFINITIONS.

ACTIVE PARTICIPANT means any Employee in the Eligible Group.

ACCRUED SUPPLEMENTAL BENEFIT means the Supplemental Pension attributable to the formula specified in the ACCRUED SUPPLEMENTAL BENEFIT SECTION of Article III, when expressed as a Single Life Annuity starting on the Participant's Normal Retirement Date (or on the last day of the month that includes the date of determination, if the date of determination is after the Participant's Normal Retirement Date).

ASSOCIATED PLAN means The Principal Pension Plan.

BENEFICIARY means the person or persons designated as such pursuant to the BENEFICIARIES SECTION of Article VII.

CHANGE IN CONTROL means the occurrence of any of the following events: (i) the acquisition by any Person (as defined in Section 3(a)(9) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and as used in Sections 13(d) and 14(d) thereof)), entity or "group" (as defined in Section 13(d) of the Exchange Act) of fifty percent (50%) or more of the outstanding voting power of the Parent then outstanding voting securities; (ii) the merger, consolidation or reorganization of the Parent, as a result of which persons who were stockholders of the Parent immediately prior to such merger, consolidation or reorganization, do not, immediately thereafter, own, directly or indirectly, more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the merged, consolidated or reorganized company; (iii) within any twelve (12) month period, the persons who were directors of the Parent at the beginning of such period (the "Incumbent Directors") cease to constitute at least a majority of the Board, provided that any director elected to the Board, or nominated for election, by a majority of the Incumbent Directors then still in office will be deemed to be an Incumbent Director for purposes of this clause (iii); (iv) the liquidation or dissolution of the Parent; and (v) the sale, transfer of other disposition, in one transaction or series of related transactions, of more than fifty percent (50%) of the fair market value of the assets of the Parent to any Person. For purposes of this definition, the terms "Person," "entity" and "group" will not include (a) the Parent or any of its subsidiaries or controlled affiliates; (b) a trustee or other fiduciary holding securities under an employee benefit plan of the Parent or any of its subsidiaries or affiliates; (c) an underwriter temporarily holding securities of the Parent pursuant to an offering of such securities; or (d) a corporation owned, directly or indirectly, by the shareholders of the Parent in substantially the same proportions as their ownership of stock of the Parent.

CODE means the Internal Revenue Code of 1986, as amended.

COMPANY means Principal Life Insurance Company.

CONTROLLED GROUP MEMBER means any corporation or other business entity that is a member of the same controlled group as, or is under common control with, the Parent as determined under Code ss. 414(b) or (c).

ELIGIBLE GROUP means the group of Employees who are eligible to participate in the Plan, as determined under the ELIGIBLE GROUP SECTION of Article II.

EMPLOYEE means any common-law employee of the Company or a Controlled Group Member (while it is such).

ERISA means the Employee Retirement Income Security Act of 1974, as amended.

FROZEN BENEFIT means benefits accrued by Participants employed prior to January 1, 2002 and who became reemployed on or after January 1, 2002.

PARENT means the Principal Financial Group, Inc., a Delaware corporation, and any successor thereto.

PARTICIPANT means any Active Participant, or any current or former Employee who is not an Active Participant but who has benefits due him under the Plan.

PARTICIPATING CONTROLLED GROUP MEMBER means any Controlled Group Member that has adopted the Associated Plan and that employs one or more Participants. A Participating Controlled Group Member will automatically cease to participate if it ceases to be a Controlled Group Member.

PLAN means The Principal Supplemental Executive Retirement Plan for Employees.

PLAN YEAR means the calendar year.

SOCIAL SECURITY BENEFIT means the monthly payment of primary insurance benefits determined for a Participant by applying a salary scale, projected backwards, to the Participant's pay as of any date of determination. The salary scale used will be the actual change in the average wages from year to year as determined by the Social Security Administration.

SUPPLEMENTAL PENSION means the benefit payable to a Participant in the form of an annuity or in any other form of payment under the provisions of the Plan.

TERMINATION OF SERVICE means resignation, discharge, retirement, death or the happening of any other event or circumstance that results in the severance of the common-law employer-employee relationship with the Company and all Controlled Group Members, unless the Employee then becomes an Agent or Field Manager.

In the event a Participant becomes Totally and Permanently Disabled and continues to participate in the Associated Plan during the period of such disability, his Termination of Service will be deemed to have occurred upon his Severance Date that occurs under the Associated Plan.

In the case of an Employee working for a Controlled Group Member, a Termination of Service will be deemed to have occurred upon the sale of the stock of the employer (or a similar transaction) such that it is no longer a Controlled Group Member. Similarly, a Termination of Employment will occur if an Employee resigns or is discharged in connection with a sale of assets by the Company or a Controlled Group Member, regardless of whether the Employee then accepts employment with the purchaser of such assets.

VESTED means that the Participant has a termination of employment under circumstances where he is entitled to a Pension under the Associated Plan.


                                   ARTICLE II

                                  PARTICIPATION


SECTION 2.01 -- ELIGIBLE GROUP.

All Employees who are in the Eligible Group will be eligible to accrue a Supplemental Pension benefit under this Plan.

An Employee is in the Eligible Group if he is eligible to participate in the Associated Plan, and either:

a) His compensation for the previous year is one-hundred and twenty-five percent (125%) or more of the salary minimum used in the definition of a "highly compensated employee" under Code ss. 414(q) for that year;

b) His compensation for the current year is one-hundred and twenty-five percent (125%) or more of the salary minimum used in the definition of a "highly compensated employee" under Code ss. 414(q) for the year; or

c) He has been selected by the Corporate Management Committee to participate in this Plan.

The Corporate Management Committee in its sole and absolute discretion may determine that an Employee described in (a) above will not be in the Eligible Group, or may determine that an Employee not described in (a) above will be in the Eligible Group. However, the Plan is intended to cover only those Employees who are in a select group of management or highly compensated employees within the meaning of ERISA ss. 201(2), 301(a)(3) and 401(a)(1); and, accordingly, if any interpretation is issued by the Department of Labor that would exclude any Employee from satisfying that requirement, such Employee immediately will cease to be in the Eligible Group.

SECTION 2.02 -- ENROLLMENT.

Enrollment is not required; rather, an Employee will automatically become an Active Participant on the date he enters the Eligible Group.


SECTION 2.03 -- END OF ELIGIBILITY AND PARTICIPATION.

An Employee who is in the Eligible Group will continue as an Active Participant for so long as the Plan remains in effect and he remains in the Eligible Group. A Participant will cease to be a Participant on the date he has received a full distribution of all benefits payable to him under the terms of the Plan.


                                   ARTICLE IIL

                          SUPPLEMENTAL PENSION BENEFITS


SECTION 3.01 -- ACCRUED SUPPLEMENTAL BENEFIT.

A Participant's Accrued Supplemental Benefit as of any date of determination will be a Single Life Annuity starting as of his Normal Retirement Date (or as of the last day of the calendar month that next follows the date of determination, if such date is after the Normal Retirement Date) with a monthly amount equal to A minus B, where:

"A" = The greater of A1or A2 where:

         "A1" = The Participant's Cash Balance Accrued Benefit under the Associated Plan determined without regard to:

                  (i) The limit on compensation taken into account under the Associated Plan under Code ss. 401(a)(17);

                  (ii) The limit on the benefit accrued and payable under the Associated Plan under Code ss. 415(b); and

                  (iii) The exclusion of amounts deferred by the Participant under The Principal Select Savings Excess Plan (or other non-qualified deferred compensation plan maintained or previously maintained by the Company or Participating Controlled Group Member) from the compensation base used in determining the benefit accrued and payable under the Associated Plan.

         "A2" = In the case of a Participant who has an Accrued Benefit (Final Average Pay) accrued on his behalf under the Associated Plan after January 1, 2002, A2 equals the greater of A2a or A2b where:
                  A2a = The Participant's Accrued Benefit (Final Average Pay) under the Associated Plan; or

                  A2b =    An amount equal to 1 + 2 - 3, where:

                           "1"      =  70.5%   of  the   Participant's   Average
                                    Compensation   multiplied   by  his  Accrued
                                    Benefit  Adjustment  (Pre-89) (Final Average
                                    Pay).

                           "2"      =   65%   of   the   Participant's   Average
                                    Compensation   multiplied   by  his  Accrued
                                    Benefit Adjustment (Final Average Pay).

                           "3" = The Participant's Social Security Benefit multiplied by the sum of his Accrued Benefit Adjustment (Pre-89) (Final Average Pay) and his Accrued Benefit Adjustment (Final Average Pay).

                  A2a and A2b will be determined without regard to:

                  (i) The limit on compensation taken into account under the Associated Plan under Code ss. 401(a)(17);

                  (ii) The limit on the benefit accrued and payable under the Associated Plan under Code ss. 415(b); and

                  (iii) The exclusion of amounts deferred by the Participant under The Principal Select Savings Excess Plan (or other non-qualified deferred compensation plan maintained or previously maintained by the Company or Participating Controlled Group Member) from the compensation base used in determining the benefit accrued and payable under the Associated Plan.

"B" = The greater of B1 or B2, where:

         "B1" = The Participant's Cash Balance Formula Accrued Benefit under the Associated Plan; or "B2" = The Participant's Accrued Benefit (Final Average Pay) under the Associated Plan.

However, if the Participant receives a distribution under the Associated Plan prior to distribution of the Supplemental Pension benefit, the cash balance account in B above will equal the amount that would have accrued as if no distribution in the Associated Plan would have occurred.

If a Participant does not have an Accrued Benefit (Final Average Pay) accrued on his behalf under the Associated Plan after January 1, 2002, then his Accrued Supplemental Benefit will be A1 minus B1, above. Similarly, if a Participant has an Accrued Benefit (Final Average Pay) accrued on his behalf under the Associated Plan after January 1, 2002, his Accrued Supplemental Benefit will be the greater of A1 or A2, minus the greater of B1 or B2, above.


SECTION 3.02 -- ENTITLEMENTS.

A Participant will have a Cash Balance Entitlement under this Plan if he is Vested and his Supplemental Accrued Benefit (when measured as of the Benefit Commencement Date for his/her Supplemental Pension) is determined by reference to A1 in the ACCRUED SUPPLEMENTAL BENEFIT SECTION of this Article III.

A Participant will have a Final Average Pay Entitlement under this Plan if he is Vested and his Supplemental Accrued Benefit (when measured as of the Benefit Commencement Date for his/her Supplemental Pension) is determined by reference to A2 in the ACCRUED SUPPLEMENTAL BENEFIT SECTION of this Article III.

A Participant who is not Vested will not be entitled to a Supplemental Pension under this Plan.

SECTION 3.03 -- SUPPLEMENTAL PENSION - CASH BALANCE ENTITLEMENT.

A Participant who has a Cash Balance Entitlement will be entitled to a Supplemental Pension which, when expressed in the form of a Single Life Annuity starting on the Participant's Normal Retirement Date (or on the last day of the month that includes the date of determination, if the date of determination is after the Participant's Normal Retirement Date), will equal A minus B, where:

"A" = The accrued benefit that would be payable to the Participant under the Associated Plan if the Pension under the Associated Plan were determined under the Cash Balance Formula and without regard to:

         (i) The limit on compensation taken into account under the Associated Plan under Code ss. 401(a)(17);

         (ii) The limit on the benefit accrued and payable under the Associated Plan under Code ss. 415(b); and

         (iii) The exclusion of amounts deferred by the Participant under The Principal Select Savings Excess Plan (or other non-qualified deferred compensation plan maintained or previously maintained by the Company or Participating Controlled Group Member) from the compensation base used in determining the benefit accrued and payable under the Associated Plan.

"B" = Accrued benefit that would be payable to the Participant under the Associated Plan.

A Participant who has a Cash Balance Entitlement may receive his Supplemental Pension upon his Termination of Service unless an election is on file, pursuant to Section 3.06. The Participant may defer payment to any later date that is not later than the latest date the Participant could commence payment of his Pension under the Associated Plan.

The Supplemental Pension may be paid in any form available under the Associated Plan for a Pension calculated under the Cash Balance Formula.


SECTION 3.04 -- SUPPLEMENTAL PENSION - FINAL AVERAGE PAY ENTITLEMENT.

A Participant who has a Final Average Pay Entitlement will be entitled to a Supplemental Pension which, when expressed in the form of a Single Life Annuity starting on the Participant's Normal Retirement Date (or on the last day of the month that includes the date of determination, if the date of determination is after the Participant's Normal Retirement Date), equals the Participant's Accrued Supplemental Benefit.

A Participant who has a Final Average Pay Entitlement may receive his Supplemental Pension as of the earliest date following his Termination of Service on which he would be entitled to receive his Pension under the Associated Plan if such Pension were determined based on his Accrued Benefit (Final Average Pay), or the Participant may defer payment of the Supplemental Pension to any later date that is not later than the latest date the Participant could commence payment of his Pension under the Associated Plan.

The Supplemental Pension may be paid in any form available under the Associated Plan for a Pension calculated under the Final Average Pay Formula.

SECTION 3.05 - SUPPLEMENTAL PENSION - FROZEN BENEFIT ENTITLEMENT

A Participant may have a Frozen Benefit entitlement under this Plan in addition to his Supplemental Pension. The Frozen Benefit may be paid in any form available under the Associated Plan for a Pension calculated under the Final Average Pay Formula.


SECTION 3.06 -- DISTRIBUTION ELECTION PROCEDURES.

A distribution election must be made in such manner and in accordance with such rules as may be prescribed for this purpose by the Company (including by means of a voice response or other electronic system under circumstances authorized by the Company).

A distribution election will be effective only if it is received in properly completed form by the Company at least twelve (12) months prior to the Participant's Termination of Service or when the Participant first enters the Eligible Group (even if that is within twelve (12) months of the Participant's Termination of Service). However, in the case of a Participant in the Plan on January 1, 2004 (which is date on which optional payment forms separate from the Associated Plan are first allowed under the Plan), such Participant may file a distribution election within thirty (30) days after January 1, 2004, which will be effective immediately (even if that is within twelve (12) months of the Participant's Termination of Service).

Notwithstanding the above, if a Participant's Termination of Service occurs by action of the Company within two (2) years following a Change in Control for any reason other than embezzlement or engaging in any criminal act, a distribution will be made in the form of a single lump-sum payment within ten (10) days following Termination of Service. Single lump-sum payments will be determined based on the actuarial assumptions of the Associated Plan.


SECTION 3.07 -- DEFAULT ELECTION.

If a Participant fails to file a timely distribution election, his Supplemental Pension will be paid in the form of a Single Life Annuity commencing as of his Normal Retirement Date (or as of the last day of the month of his Termination of Service if his Termination of Service is after his Normal Retirement Date).


SECTION 3.08 -- CASH-OUT OF SMALL BENEFITS AT OPTION OF COMMITTEE.

Notwithstanding any contrary election made by a Participant, if the present value of the Participant's Supplemental Pension does not exceed five thousand dollars ($5,000) at Termination of Service, the Corporate Management Committee may in its sole and absolute discretion direct that such present value will be paid in a single-sum distribution in full settlement of all obligations under the Plan.

The "present value" of a Supplemental Pension for this purpose will be lump-sum amount payable under the SUPPLEMENTAL PENSION - CASH BALANCE ENTITLEMENT SECTION of this Article, if applicable, or the actuarial present value of the Supplemental Pension payable under the SUPPLEMENTAL PENSION - FINAL AVERAGE PAY ENTITLEMENT SECTION of this Article, if applicable, determined using an interest and mortality assumption deemed reasonable by the Corporate Management Committee.

SECTION 3.09 -- DISTRIBUTIONS PURSUANT TO A DOMESTIC RELATIONS ORDER.

The Plan permits the benefits actually payable to a Participant to be divided with a spouse or former spouse of a participant who meets the definition of alternate payee under ERISA ss. 206(d) provided that the Company determines that the domestic relations order meets the criteria of a qualified domestic relations order, as defined in ERISA ss. 206(d). A distribution to an alternate payee is not allowed prior to payment (or commencement) of a benefit to a Participant, and the Plan will not recognize a domestic relations order that purports to create a separate interest in the alternate payee. In addition, once a form of benefit has commenced, the form of measuring life may not be changed.

The Company will establish procedures to determine whether a domestic relations order meets the criteria of ERISA ss. 206(d). Upon receiving a domestic relations order, the Company promptly will notify the Participant and an alternate payee named in the order, in writing, of the receipt of the order and the Plan's procedures for determining the status of the order. Within a reasonable period of time after receiving the domestic relations order, the Company will determine the status of the order and will notify the Participant and each alternate payee, in writing, of its determination. The Company will provide notice under this paragraph by mailing to the individual's address specified in the domestic relations order.

If any portion of the Participant's benefit under this Plan is payable during the period the Company is making its determination of the status of the domestic relations order, a separate accounting will be made of the amount payable. If the Company determines the order is a domestic relations order within the criteria of ERISA ss. 206(d) within eighteen (18) months of the date amounts are first payable following receipt of the order, the payable amounts will be distributed in accordance with the order. If the Company does not make its determination of the status of the order within the 18 month determination period, the payable amounts will be distributed in the manner the Plan would distribute if the order did not exist and the order will apply prospectively if the Company later determines the order meets the criteria of ERISA ss. 206(d).

The Plan will make payments or distributions required under this section by separate benefit checks or other separate distribution to the alternate payee(s) and report the payments accordingly, provided however, that the Company may report distributions as income to the Participant for federal income tax and/or Social Security or other withholding purposes as it determines to be consistent with the requirements of the Code.


                                   ARTICLE IV

                                     VESTING


SECTION 4.01 -- VESTING.

A Participant will be entitled to a Supplemental Pension under this Plan only if he is has a fully vested and nonforfeitable interest.


SECTION 4.02 -- FORFEITURE.

If a Participant has a Termination of Service before he is Vested, he will forfeit his Supplemental Pension. If the Participant is subsequently rehired by the Company or a Participating Controlled Group Member (while it is such) and he is eligible to have his divested benefits under the Associated Plan reinstated, his Supplemental Pension also will be reinstated under this Plan (if it then remains in effect). Otherwise, any forfeiture will be permanent.

                                    ARTICLE V

                            DISTRIBUTIONS AFTER DEATH


SECTION 5.01 -- SURVIVOR BENEFITS PRIOR TO PENSION COMMENCEMENT - CASH BALANCE ENTITLEMENT.

If a Vested Participant who has a Cash Balance Entitlement dies prior to payment or commencement of his Supplemental Pension, his Beneficiary will be entitled to a survivor benefit under the Plan in an amount equal to the lump-sum payment that would have been payable to the Participant under the SUPPLEMENTAL PENSION - CASH BALANCE ENTITLEMENT SECTION of Article III. This survivor benefit will be paid as follows:

(a) If the Participant has a Spouse to whom he has been continuously married throughout the one-year period ending on the date of his death, and unless the Participant waives this form of payment or waives this survivor benefit and designates a Beneficiary other than his Spouse in accordance with the BENEFICIARIES SECTION of this Article, the survivor benefit will be payable to the Participant's Spouse in the form of a Single Life Annuity for the life of the Participant's Spouse that is the Actuarial Equivalent of the lump-sum payment that would have been payable to the Participant under the SUPPLEMENTAL PENSION - CASH BALANCE ENTITLEMENT SECTION of Article III.

         Actuarial  Equivalence  for this purpose will be  determined  using the following actuarial assumptions: Interest - the average of the "applicable interest rates" prescribed by the Internal Revenue Service for purposes of Code ss. 417(e) for September, October and November preceding the Plan Year in which the survivor benefit starts; Mortality
         - the "applicable mortality table" prescribed by the Internal Revenue Service for purposes of Code ss. 417(e) and currently set forth in Revenue Ruling 2001-62.

(b) If the Participant does not have a Spouse to whom he has been continuously married throughout the one-year period ending on the date of his death , or if the Participant waives the Single Life Annuity payment form provided under (a) or designates a Beneficiary other than his Spouse in accordance with the BENEFICIARIES SECTION of this Article, the survivor benefit will be a lump-sum payment equal to the lump-sum payment that would have been payable to the Participant under the SUPPLEMENTAL PENSION - CASH BALANCE ENTITLEMENT SECTION of Article III.

The survivor benefit will be paid or commence as soon as administratively practicable after the death of the Participant and the entitlement of the Beneficiary as been determined.


SECTION 5.02 -- SURVIVOR BENEFITS PRIOR TO PENSION COMMENCEMENT - FINAL AVERAGE PAY ENTITLEMENT.

If a Vested Participant who has a Final Average Pay Entitlement dies prior to payment or commencement of his Supplemental Pension, and the Participant is survived by a Spouse to whom he has been continuously married throughout the one-year period ending on the date he dies and the Participant does not waive this survivor benefit (as provided below), such Spouse will be entitled to a survivor benefit under the Plan as follows:

(a) If the Spouse is entitled to a survivor benefit under the Associated Plan based on the Participant's Accrued Benefit (Final Average Pay), the survivor benefit under this Plan will be a monthly amount equal to A minus B where:

         "A" = The monthly amount that would have been payable to the Spouse as a survivor benefit under the Associated Plan if the Participant's Accrued Benefit under the Associated Plan were equal to his Supplemental Accrued Benefit.

          "B" = The monthly amount actually payable to the Spouse as a survivor benefit under the Associated Plan.

         This survivor benefit will be payable in the same form of payment and at the same time as the survivor benefit being paid to the Participant under the Associated Plan

(b) If the Spouse is entitled to a survivor benefit under the Associated Plan based on the Participant's Cash Balance Formula Accrued Benefit, the survivor benefit under this Plan will be a monthly amount equal to A minus B where:

         "A" = The monthly amount that would have been payable to the Spouse as a survivor benefit under the Associated Plan based upon the Participant's Accrued Benefit (Final Average Pay) if his Accrued Benefit (Final Average Pay) were equal to his Supplemental Accrued Benefit.

         "B" = The monthly amount actually payable to the Spouse as a survivor benefit under the Associated Plan based upon the Participant's Cash Balance Formula Accrued Benefit.

         This survivor benefit will be payable in the form of a Qualified Survivor Annuity commencing as of the earliest date such annuity could commence under the Associated Plan if the survivor benefit under the Associated Plan were based on the Accrued Benefit (Final Average Pay).

A Participant describe above may waive the survivor benefit described above and instead elect to have the survivor benefit that is a lump -sum payment equal to the lump-sum payment that would have been payable to the Participant under the SUPPLEMENTAL PENSION - CASH BALANCE ENTITLEMENT SECTION of Article III

If a Vested Participant who has a Final Average Pay Entitlement dies prior to payment or commencement of his Supplemental Pension, and the Participant is not survived by a Spouse to whom he has been continuously married throughout the one-year period ending on the date he dies, his Beneficiary will be entitled to a survivor benefit under the Plan in accordance with the SURVIVOR BENEFITS PRIOR TO PENSION COMMENCEMENT - CASH BALANCE ENTITLEMENT SECTION of this Article.


SECTION 5.03 -- SURVIVOR BENEFITS AFTER PENSION COMMENCEMENT.

If a Vested Participant elects an annuity with a survivor component as an optional form of payment and dies after commencement of such annuity, payments will continue consistent with the form of payment being received by the Participant. If the annuity elected by the Participant does not have a survivor component (e.g., a Single Life Annuity), then no survivor benefits are payable to anyone if the Participant dies after payment or commencement of his Supplemental Pension.

SECTION 5.04 -- CASH-OUT OF SURVIVOR BENEFITS AT OPTION OF COMMITTEE.

Notwithstanding the above, if survivor benefits are payable in annuity form to a Beneficiary under the above rules, the Corporate Management Committee may, in its sole discretion, elect to pay the survivor benefits in a single lump-sum payment in an amount equal to the present value of the annuity in full satisfaction of the survivor benefit otherwise payable under the Plan. Present value for this purpose will be determined using interest and mortality assumptions deemed reasonable by the Corporate Management Committee.

SECTION 5.05 -- BENEFICIARIES.

A Participant may designate any person (natural or otherwise, including a trust) as his Beneficiary to receive the survivor benefit (if any) payable when he dies, and may change or revoke a designation previously made without the consent of any Beneficiary.

In the case of a Participant who has a Spouse to whom he has been continuously married throughout the one-year period ending on the date of his death, such Spouse will be his Beneficiary unless he has designated a different Beneficiary. In the case of a Participant who does not have a Spouse to whom he has been continuously married throughout the one-year period ending on the date of his death, if a Beneficiary designation is not on file for such Participant, or if no designated Beneficiary survives the Participant, the Beneficiary will be the person designated by the Participant under the Associated Plan or, in the absence of a designation, the default Beneficiary under the Associated Plan. If the primary Beneficiary designated by a Participant dies prior to complete distribution of the survivor benefit, the remaining benefit will be paid to any contingent Beneficiary designated by the Participant, or if there is no surviving contingent Beneficiary, a lump sum of the remaining benefit will be paid to the estate of the primary Beneficiary.

A Beneficiary designation must be made on such form and in accordance with such rules as may be prescribed for this purpose by the Company. A Beneficiary designation will be effective (and will revoke all prior designations) if it is received by the Company (or if sent by mail, the post-mark of the mailing is) prior to the date of death of the Participant


                                   ARTICLE VI

                             ADMINISTRATION OF PLAN


SECTION 6.01 -- ADMINISTRATION.

The Company is the administrator of the Plan with authority to control and manage the operation and administration of the Plan and make all decisions and determinations incident thereto. Action on behalf of the Company as administrator may be taken by any of the following:

(a) CORPORATE MANAGEMENT COMMITTEE. The Corporate Management Committee of the Company will be responsible for selecting the Employees who are in the Eligible Group. This committee shall have authority to make rules and regulations for the administration of the Plan, and its interpretations and decisions with regard thereto shall be final and conclusive.

(b) BENEFIT PLANS INVESTMENT COMMITTEE. The Benefit Plans Investment Committee of the Company is responsible for all investment matters relating to the Plan, including the investment of assets that may (but are not required to be) set aside to hedge liabilities resulting from the Plan, and actual investment of the rabbi trust asset, including the selection and monitoring investment providers (including the Trustee) with respect to the Plan.

         The members of the Benefit Plans Investment Committee will be appointed by the Chief Executive Officer of the Company.

Day-to-day non-discretionary administration of the Plan may be performed by the Human Resources Department.

SECTION 6.02 -- CORRECTION OF ERRORS AND DUTY TO REVIEW INFORMATION.

Errors may occur in the operation and administration of the Plan. The Company reserves the right to cause such equitable adjustments to be made to correct for such errors as it considers appropriate (including adjustments to Participant or Beneficiary benefits), which will be final and binding on the Participant or Beneficiary.

Each Participant and Beneficiary has the duty to promptly review any information that is provided or made available to the Participant or Beneficiary and that relates in any way to the operation and administration of the Plan or his elections under the Plan (for example, to review payroll stubs to make sure a contribution election is being implemented appropriately, to review benefit statements to make sure investment elections are being implemented appropriately, to review summary plan descriptions and prospectuses, etc.) and to notify the Company of any error made in the operation or administration of the Plan that affects the Participant or Beneficiary within thirty (30) days of the date such information is provided or made available to the Participant or Beneficiary (for example, the date the information is sent by mail or the date the information is provided or made available electronically). If the Participant or Beneficiary fails to review any information or fails to notify the Company of any error within such period of time, he will not be able to bring any claim seeking relief or damages based on the error. If the Company is notified of an alleged error within the thirty (30) day time period, the Company will investigate and either correct the error or notify the Participant or Beneficiary that it believes that no error occurred. If the Participant or Beneficiary is not satisfied with the correction (or the decision that no correction is necessary), he will have sixty (60) days from the date of notification of the correction (or notification of the decision that no correction is necessary), to file a formal claim under the claims procedures under the CLAIMS PROCEDURES SECTION of this Article.


SECTION 6.03 -- CLAIMS PROCEDURES.

If a Participant or Beneficiary does not feel as if he has received full payment of the benefit due such person under the Plan, the Participant or Beneficiary may file a written claim with the Company setting forth the nature of the benefit claimed, the amount thereof, and the basis for claiming entitlement to such benefit. The Vice President of Human Resources of the Company will determine the validity of the claim and communicate a decision to the claimant promptly and, in any event, not later than ninety (90) days after the date of the claim. The claim may be deemed by the claimant to have been denied for purposes of further review described below in the event a decision is not furnished to the claimant within such ninety (90) day period. If additional information is necessary to make a determination on a claim, the claimant will be advised of the need for such additional information within forty-five (45) days after the date of the claim. The claimant will have up to one hundred and eighty (180) days to supplement the claim information, and the claimant will be advised of the decision on the claim within forty-five (45) days after the earlier of the date the supplemental information is supplied or the end of the one hundred and eighty (180) day period.

A claim for benefits which is denied will be denied by written notice setting forth in a manner calculated to be understood by the claimant:

(a) The specific reason or reasons for the denial, including a specific reference to any provisions of the Plan (including any internal rules, guidelines, protocols, criteria, etc.) on which the denial is based;

(b) A description of any additional material or information that is necessary to process the claim; and

(c) An explanation of the procedure for further reviewing the denial of the claim.

Within sixty (60) days after the receipt of a denial on a claim, a claimant or his authorized representative may file a written request for review of such denial. Such review will be undertaken by the Benefit Plans Administration Committee and will be a full and fair review. The claimant will have the right to review all pertinent documents. The Benefit Plans Administration Committee will issue a decision not later than sixty (60) days after receipt of a request for review from a claimant unless special circumstances, such as the need to hold a hearing, require a longer period of time, in which case a decision will be rendered as soon as possible but not later than one hundred and twenty (120) days after receipt of the claimant's request for review. The decision on review will be in writing and will include specific reasons for the decision written in a manner calculated to be understood by the claimant with specific reference to any provisions of the Plan on which the decision is based.


SECTION 6.04 -- INDEMNIFICATION.

The Company and the Participating Controlled Group Members jointly and severally agree to indemnify and hold harmless, to the extent permitted by law, each director, officer, and employee against any and all liabilities, losses, costs, or expenses (including legal fees) of whatsoever kind and nature that may be imposed on, incurred by, or asserted against such person at any time by reason of such person's services in the administration of the Plan, but only if such person did not act dishonestly, or in bad faith, or in willful violation of the law or regulations under which such liability, loss, cost, or expense arises.


SECTION 6.05 -- EXERCISE OF AUTHORITY.

The Company, the Corporate Management Committee, the Benefit Plans Administration Committee, the Benefit Plans Investment Committee and any other person or body who has authority with respect to the management, administration or investment of the Plan may exercise that authority in its/his/her full discretion. This discretionary authority includes, but is not limited to, the authority to make any and all factual determinations and interpret all terms and provisions of this document (or any other document established for use in the administration of the Plan) relevant to the issue under consideration. The exercise of authority will be binding upon all persons; and it is intended that the exercise of authority be given deference in all courts of law to the greatest extent allowed under law, and that it not be overturned or set aside by any court of law unless found to be arbitrary and capricious.


SECTION 6.06 -- TELEPHONIC OR ELECTRONIC NOTICES AND TRANSACTIONS.

Any notice that is required to be given under the Plan to a Participant or Beneficiary, and any action that can be taken under the Plan by a Participant or Beneficiary, may be by means of voice response or other electronic system to the extent so authorized by the Company.


                                   ARTICLE VII

                       CONTRACTUAL OBLIGATIONS AND FUNDING


SECTION 7.01 -- CONTRACTUAL OBLIGATIONS.

The Plan creates a contractual obligation on the part of the Company and each Participating Controlled Group Member to provide benefits as set forth in the Plan with respect to: .

(a) Participants who are employed with the Company or a Participating Controlled Group Member;

(b) Participants who were employed with the Company or a Participating Controlled Group Member prior to Termination of Service; and

(c)      Beneficiaries of the Participants described in (a) and (b).

A Participating Controlled Group Member is not responsible for (and has no contractual obligation with respect to) benefits payable to a Participant who is or was employed with the Company or another Participating Controlled Group Member. If a Participant is employed with two or more employers (the Company and a Participating Controlled Group Member, or two or more Participating Controlled Group Members, etc.), either concurrently or at different times, each will be responsible for the benefit attributable to the period of service with that employer.

The Parent and the Company each will guarantee and assume secondary liability for the contractual commitment of each Participating Controlled Group Member under this Section.


SECTION 7.02 -- FUNDING.

The Company has established a "rabbi" trust to serve as a funding vehicle for benefits payable under the Plan. However, neither the Company nor any Participating Controlled Group Member is obligated to fund such trust. The rabbi trust will be invested in the manner directed by the Benefit Plans Investment Committee.

The establishment and funding of the rabbi trust will not affect the contractual obligations of the Company and Participating Controlled Group Members, except that such obligations with respect to any Participant or Beneficiary will be offset to the extent that payments actually are made from the trust to such Participant or Beneficiary.

The rabbi trust used to fund benefits payable under this Plan may be used to fund benefits payable under any other non-qualified deferred compensation plan maintained by the Company or a Participating Controlled Group Member.


                                  ARTICLE VIII

                               GENERAL PROVISIONS


SECTION 8.01 -- AMENDMENT AND TERMINATION.

The Board or its delegate may amend or terminate this Plan at any time and for any reason by resolution of its Corporate Management Committee.

An amendment or termination of the Plan may not have the effect of reducing the overall benefit attributable to the period prior to amendment or termination and payable to the Participant under the Associated Plan or this Plan. This will not prohibit an amendment that reduces or eliminates the benefit accrued and payable under this Plan and shifts the liability for such benefit to another non-qualified retirement plan maintained by the Company or to the Associated Plan.

After termination of the Plan, no additional benefits attributable to periods after the date of termination will accrue under the Plan for any Participant. The Supplemental Pension payable to any Participant after the termination of the Plan will equal the Supplemental Pension determined as if the Participant's Termination of Employment occurred on the date of termination of the Plan.

Distribution following termination of the Plan will be made at the same time and in the same form as otherwise provided for under the Plan prior to such termination.


SECTION 8.02 -- EMPLOYMENT STATUS.

Nothing contained in this Plan gives an Eligible Employee the right to be retained in the Company's or Controlled Group Member's employ or to interfere with the Company's or Controlled Group Member's right to discharge any Eligible Employee.


SECTION 8.03 -- RIGHTS TO PLAN ASSETS.

Neither the Company nor any Controlled Group Member will have any obligation whatsoever to set aside funds for the Plan or for the benefit of any Participant or Beneficiary, and no Participant or Beneficiary will have any rights to any amounts that may be set aside other than the rights of an unsecured general creditor of the Company or Controlled Group Member that employs (or employed) the Participant.


SECTION 8.04 -- NONALIENATION OF BENEFITS.

Benefits payable under the Plan are not subject to the claims of any creditor of any Participant or Beneficiary. A Participant or Beneficiary does not have any rights to alienate, anticipate, commute, pledge, encumber or assign any of such benefits. The preceding sentences will not apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a Participant according to a domestic relations order, as defined in ERISA Act Section 206(d), or any domestic relations order entered before January 1, 1985.


SECTION 8.05 -- CONSTRUCTION.

The validity of the Plan or any of its provisions is determined under and construed according to Federal law and, to the extent permissible, according to the laws of the state in which the Company has its principal office. In case any provision of this Plan is held illegal or invalid for any reason, such determination will not affect the remaining provisions of this Plan, and the Plan will be construed and enforced as if the illegal or invalid provision had never been included.

In the event of any conflict between the provisions of the Plan and the terms of any contract or policy issued hereunder, the provisions of the Plan control the operation and administration of the Plan.

SECTION 8.06 -- WORD USAGE.

The masculine gender, where used in this Plan, will include the feminine gender and the singular words as used in this Plan may include the plural, unless the context indicates otherwise.

         By executing this Plan, the Company acknowledges having counseled to the extent necessary with selected legal and tax advisors regarding the Plan's legal and tax implications.

         Executed this 17TH day of December, 2003


                        PRINCIPAL LIFE INSURANCE COMPANY


                        By    /s/ JIM DEVRIES
                              ---------------------------------------
                              Vice President - Human Resources

                                                                      Exhibit 12

                         PRINCIPAL FINANCIAL GROUP, INC.

                 COMPUTATION OF EARNINGS TO FIXED CHARGES RATIO

                                                     FOR THE
                                                   THREE MONTHS
                                                      ENDED                                    FOR THE
                                                    MARCH 31,                          YEAR ENDED DECEMBER 31,
                                             ------------------------ ------------------------------------------------------------
                                                2004         2003        2003        2002       2001       2000         1999
                                             ------------ ----------- ---------- ------------ ---------- ----------- -------------
                                                                                  ($ IN MILLIONS)

1.  Income from continuing operations
      before income taxes................     $  265.4       $ 222.2    $  953.7  $   665.8    $  464.1  $  840.2     $1,066.4
2.  Interest expense.....................         27.0          25.4       104.3       99.2        96.7     116.8        145.4
3.  Interest factor of rental expense....          1.3           2.2         5.0        8.9        10.3      16.1         10.5
4.  Undistributed income from equity
      investees..........................          -            (1.1)      (18.3)       4.3       (17.4)    (27.1)       (99.7)
                                             ------------ ----------- ---------- ------------ ---------- ----------- -------------
5.  Earnings before interest credited on
      investment products................        293.7         248.7     1,044.7      778.2       553.7     946.0      1,122.6
6.  Interest credited on investment
      products...........................        179.7         178.8       735.7      743.4       773.1     723.5        709.5
                                             ------------ ----------- ---------- ------------ ---------- ----------- -------------
7.  Earnings.............................     $  473.4       $ 427.5    $1,780.4  $ 1,521.6    $1,326.8  $1,669.5     $1,832.1
                                             ============ =========== ========== ============ ========== =========== =============
8.  Interest expense.....................     $   27.0       $  25.4    $  104.3  $    99.2        96.7  $  116.8     $  145.4
9.  Interest factor of rental expense....          1.3           2.2         5.0        8.9        10.3      16.1         10.5
10. Preferred stock dividend
      requirements of  majority-owned
      subsidiaries (non-intercompany)....          0.2           0.7         1.2        0.4         -         -            -
                                             ------------ ----------- ---------- ------------ ---------- ----------- -------------
11. Fixed charges before interest
      credited on investment products....         28.5          28.3       110.5      108.5       107.0     132.9        155.9
12. Interest credited on investment
      products...........................        179.7         178.8       735.7      743.4       773.1     723.5        709.5
                                             ------------ ----------- ---------- ------------ ---------- ----------- -------------
13. Fixed charges........................     $  208.2       $ 207.1    $  846.2  $   851.9    $  880.1  $  856.4     $  865.4
                                             ============ =========== ========== ============ ========== =========== =============
14. Ratio of earnings to fixed charges
      before interest credited on
      investment products
      (Line item 5/Line item 11).........         10.3           8.8         9.5        7.2         5.2       7.1          7.2
15. Ratio of earnings to fixed charges
      (Line item 7/Line item 13).........          2.3           2.1         2.1        1.8         1.5       1.9          2.1


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


Date:  May 5, 2004                     /S/ J. BARRY GRISWELL
                                       -----------------------------------------
                                       J. Barry Griswell
                                       Chairman, President and Chief Executive
                                       Officer

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


Date:  May 5, 2004

                                       /S/ MICHAEL H. GERSIE
                                       -----------------------------------------
                                       Michael H. Gersie
                                       Executive Vice President and Chief
                                       Financial Officer

                                                                    Exhibit 32.1


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.

                                       /S/ J. BARRY GRISWELL
                                       -----------------------------------------
                                       J. Barry Griswell
                                       Chairman, President and Chief Executive
                                       Officer
                                       Date:  May 5, 2004

                                                                    Exhibit 32.2




              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.


                                       /S/ MICHAEL H. GERSIE
                                       -----------------------------------------
                                       Michael H. Gersie
                                       Executive Vice President and Chief
                                       Financial Officer
                                       Date:  May 5, 2004