Form 10-Q
period 2004-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2004-08-04
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 28, 2004 was 313,410,192.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS


                                                                           PAGE
PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
              Consolidated Statements of Financial Position at June
                  30, 2004 (Unaudited) and December 31, 2003...........      3
              Unaudited Consolidated Statements of Operations for the
                  three months and six months ended June 30, 2004
                  and 2003.............................................      4
              Unaudited Consolidated Statements of Stockholders'
                  Equity for the six months ended June 30, 2004
                  and 2003.............................................      6
              Unaudited Consolidated Statements of Cash Flows for
                  the six months ended June 30, 2004 and 2003..........      7
              Notes to Unaudited Consolidated Financial Statements
                  - June 30, 2004......................................      9
     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................     40
     Item 3. Quantitative and Qualitative Disclosures about Market
                  Risk.................................................     94
     Item 4. Controls and Procedures...................................    100

PART II - OTHER INFORMATION
     Item 1.  Legal proceedings........................................    100
     Item 2.  Changes in Securities, Use of Proceeds and Issuer
              Purchases of Equity Securities...........................    101
     Item 4.  Submission of Matters to a Vote of Security Holders......    102
     Item 6.  Exhibits and Reports on Form 8-K.........................    103
     Signature.........................................................    104

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PRINCIPAL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                     2004                2003
                                                                               ------------------ ------------------
                                                                                  (Unaudited)           (Note 1)
                                                                                           (IN MILLIONS,
                                                                                      EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities, available-for-sale........................................      $   37,451.0       $   37,418.4
Fixed maturities, trading...................................................             100.3              102.9
Equity securities, available-for-sale.......................................             687.9              699.2
Mortgage loans..............................................................          11,327.6           11,251.6
Real estate.................................................................           1,046.7            1,526.1
Policy loans................................................................             805.2              804.1
Other investments...........................................................           1,282.8            1,412.1
                                                                               ------------------ ------------------
   Total investments........................................................          52,701.5           53,214.4

Cash and cash equivalents...................................................           1,475.9            1,192.5
Accrued investment income...................................................             633.8              656.6
Premiums due and other receivables..........................................             594.3              714.9
Deferred policy acquisition costs...........................................           1,740.3            1,568.9
Property and equipment......................................................             436.4              445.2
Goodwill....................................................................             231.8              175.8
Other intangibles...........................................................             156.8              121.0
Separate account assets.....................................................          46,412.4           43,407.8
Assets of discontinued operations...........................................           6,262.2            5,425.1
Other assets................................................................             727.5              832.2
                                                                               ------------------ ------------------
   Total assets.............................................................      $  111,372.9       $  107,754.4
                                                                               ================== ==================

LIABILITIES
Contractholder funds........................................................      $   30,130.2       $   28,896.4
Future policy benefits and claims...........................................          15,578.5           15,450.8
Other policyholder funds....................................................             634.7              709.1
Short-term debt.............................................................             626.2              702.8
Long-term debt..............................................................           1,069.7            1,374.3
Income taxes payable........................................................             123.9              113.9
Deferred income taxes.......................................................             950.6            1,198.9
Separate account liabilities................................................          46,412.4           43,407.8
Liabilities of discontinued operations......................................           4,917.4            4,575.3
Other liabilities...........................................................           3,790.2            3,925.5
                                                                               ------------------ ------------------
   Total liabilities........................................................         104,233.8          100,354.8

STOCKHOLDERS' EQUITY
Common stock,  par value  $.01 per share - 2,500.0  million  shares authorized, 378.0 million and 377.4 million shares issued, and 314.9 million and 320.7 million shares outstanding in 2004 and 2003,
   respectively.............................................................               3.8                3.8
Additional paid-in capital..................................................           7,211.9            7,153.2
Retained earnings...........................................................             943.7              630.4
Accumulated other comprehensive income......................................             761.1            1,171.3
Treasury stock, at cost (63.1 million and 56.7 million shares in 2004 and
   2003, respectively)......................................................          (1,781.4)          (1,559.1)
                                                                               ------------------ ------------------
Total stockholders' equity..................................................           7,139.1            7,399.6
                                                                               ------------------ ------------------
Total liabilities and stockholders' equity..................................      $  111,372.9       $  107,754.4
                                                                               ================== ==================
SEE ACCOMPANYING NOTES.



                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                 --------------------------------- -------------------------------
                                                       2004             2003             2004            2003
                                                 ---------------- ---------------- --------------- ---------------
                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Premiums and other considerations..............      $  892.6         $  875.7         $1,813.0        $ 1,780.4
Fees and other revenues........................         364.2            276.7            696.8            543.3
Net investment income..........................         789.2            808.8          1,575.4          1,601.8
Net realized/unrealized capital losses.........         (66.3)            (9.7)          (108.8)           (84.2)
                                                 ---------------- ---------------- ---------------  ---------------
   Total revenues..............................       1,979.7          1,951.5          3,976.4          3,841.3

EXPENSES
Benefits, claims and settlement expenses.......       1,221.1          1,185.2          2,407.2          2,379.9
Dividends to policyholders.....................          74.4             73.9            147.7            154.0
Operating expenses.............................         521.1            490.3          1,050.6            975.6
                                                 ---------------- ---------------- ---------------  ---------------
   Total expenses..............................       1,816.6          1,749.4          3,605.5          3,509.5
                                                 ---------------- ---------------- ---------------  ---------------
Income from continuing operations before
   income taxes................................         163.1            202.1            370.9            331.8

Income taxes...................................          34.2             50.0             78.6             81.1
                                                 ---------------- ---------------- ---------------  ---------------
Income from continuing operations, net of
   related income taxes........................         128.9            152.1            292.3            250.7

Income (loss) from discontinued operations, net
   of related income taxes.....................          (9.2)            50.1             26.7            107.2
                                                 ---------------- ---------------- ---------------  ---------------
Income before cumulative effect of
   accounting change...........................         119.7            202.2            319.0            357.9
Cumulative effect of accounting change, net of
   related income taxes........................           -                -               (5.7)             -
                                                 ---------------- ---------------- ---------------  ---------------
Net income.....................................      $  119.7         $  202.2         $  313.3        $   357.9
                                                 ================ ================ ===============  ===============


                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                   -------------------------------- --------------------------------
                                                        2004            2003             2004            2003
                                                   --------------- ---------------- --------------- ----------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
EARNINGS PER COMMON SHARE
Basic earnings per common share:
   Income from continuing operations, net of
     related income taxes.......................        $  0.41         $ 0.46           $  0.92          $ 0.76
   Income (loss) from discontinued operations,
     net of related income taxes................          (0.03)          0.16              0.08            0.33
                                                   --------------- ---------------- --------------- ----------------
   Income before cumulative effect of
     accounting change..........................           0.38           0.62              1.00            1.09
   Cumulative effect of accounting change,
     net of related income taxes................           -              -                (0.02)           -
                                                   --------------- ---------------- --------------- ----------------
   Net income...................................        $  0.38         $ 0.62           $  0.98          $ 1.09
                                                   =============== ================ =============== ================
Diluted earnings per common share:
   Income from continuing operations, net of
     related income taxes.......................        $  0.40         $ 0.46           $  0.91          $ 0.76
   Income (loss) from discontinued operations,
     net of related income taxes................          (0.03)          0.16              0.09            0.33
                                                   --------------- ---------------- --------------- ----------------
   Income before cumulative effect of
     accounting change..........................           0.37           0.62              1.00            1.09
   Cumulative effect of accounting change, net
     of related income taxes....................           -              -                (0.02)           -
                                                   --------------- ---------------- --------------- ----------------
   Net income...................................        $  0.37         $ 0.62           $  0.98          $ 1.09
                                                   =============== ================ =============== ================

SEE ACCOMPANYING NOTES.


                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                               ACCUMULATED
                                                  ADDITIONAL                     OTHER                        TOTAL
                                     COMMON        PAID-IN       RETAINED     COMPREHENSIVE    TREASURY    STOCKHOLDERS'
                                     STOCK         CAPITAL       EARNINGS        INCOME         STOCK        EQUITY        SHARES
                                  -------------  ------------ ------------- ---------------- ----------- --------------- -----------
                                                                       (IN MILLIONS)                                  (IN THOUSANDS)

BALANCES AT JANUARY 1, 2003.......   $3.8         $7,106.3     $  29.4         $  635.8       $(1,118.1)     $6,657.2     334,419.3
Shares issued, net of call
  options.........................    -               11.7         -                -               -            11.7         441.7
Stock-based compensation..........    -               12.2         -                -               -            12.2
Treasury stock acquired and
  sold, net.......................    -                3.2         -                -            (288.0)       (284.8)     (9,779.2)
Comprehensive income:
  Net income......................    -                -         357.9              -               -           357.9
  Net unrealized gains............    -                -           -            1,147.0             -         1,147.0
  Provision for deferred income
    taxes.........................    -                -           -             (398.4)            -          (398.4)
  Net foreign currency
    translation adjustment........    -                -           -               36.2             -            36.2
                                                                                                         --------------
Comprehensive income..............                                                                            1,142.7
                                  ------------- ------------- ------------- ---------------- ----------- --------------- -----------
BALANCES AT JUNE 30, 2003.........   $3.8         $7,133.4     $ 387.3         $1,420.6       $(1,406.1)     $7,539.0     325,081.8
                                  ============= ============= ============= ================ =========== =============== ===========

BALANCES AT JANUARY 1, 2004.......   $3.8         $7,153.2     $ 630.4         $1,171.3       $(1,559.1)     $7,399.6     320,667.5
Shares issued.....................                    27.2         -                -               -            27.2         545.9
Stock-based compensation and
  additional related tax benefits.    -               22.7         -                -               -            22.7
Tax benefits related to initial
  public offering.................    -                8.8         -                -               -             8.8
Treasury stock acquired...........    -                -           -                -            (222.3)       (222.3)     (6,317.1)
Comprehensive loss:
  Net income......................    -                -         313.3              -               -           313.3
  Net unrealized losses...........    -                -           -             (596.2)            -          (596.2)
  Provision for deferred income
    tax benefit...................    -                -           -              228.9             -           228.9
  Net foreign currency
    translation adjustment........    -                -           -              (42.9)            -           (42.9)
                                                                                                         --------------
Comprehensive loss................                                                                              (96.9)
                                  ------------- ------------- ------------- ---------------- ----------- --------------- -----------
BALANCES AT JUNE 30, 2004.........   $3.8         $7,211.9     $ 943.7         $  761.1       $(1,781.4)     $7,139.1     314,896.3
                                  ============= ============= ============= ================ =========== =============== ===========

SEE ACCOMPANYING NOTES.


                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,
                                                      ----------------------------------
                                                              2004             2003
                                                      ----------------- ----------------
                                                                  (IN MILLIONS)
OPERATING ACTIVITIES
Net income............................................     $   313.3        $    357.9
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Income from discontinued operations, net of
    related income taxes..............................         (26.7)           (107.2)
  Cumulative effect of accounting change,
    net of related income taxes.......................           5.7               -
  Amortization of deferred policy acquisition costs...          92.4              98.4
  Additions to deferred policy acquisition costs......        (215.0)           (166.5)
  Accrued investment income...........................          22.8               1.4
  Premiums due and other receivables..................          33.8              (7.7)
  Contractholder and policyholder liabilities
     and dividends....................................         744.8           1,064.9
  Current and deferred income taxes (benefits)........          (5.3)            254.7
  Net realized/unrealized capital losses..............         108.8              84.2
  Depreciation and amortization expense...............          54.5              51.2
  Mortgage loans held for sale, acquired or
    originated........................................        (423.9)           (443.1)
  Mortgage loans held for sale, sold or repaid,
    net of gain.......................................         449.5             429.8
  Real estate acquired through operating activities...         (16.1)             (9.3)
  Real estate sold through operating activities.......          56.4               4.3
  Stock-based compensation............................          20.9              10.5
  Other...............................................        (223.1)            235.3
                                                      ----------------- ----------------
Net adjustments.......................................         679.5           1,500.9
                                                      ----------------- ----------------
Net cash provided by operating activities.............         992.8           1,858.8

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.........................................        (5,137.1)         (5,341.6)
  Sales............................................          1,477.3           1,787.8
  Maturities.......................................          2,802.0           1,916.2
Mortgage loans acquired or originated.................        (949.6)           (873.4)
Mortgage loans sold or repaid.........................         783.4             532.4
Real estate acquired..................................        (105.7)           (152.4)
Real estate sold......................................         131.7              31.5
Net change in property and equipment..................         (24.4)             (8.5)
Net proceeds from sales of subsidiaries...............          14.9              33.6
Purchases of interest in subsidiaries, net of
  cash acquired.............................                  (106.2)            (88.1)
Net change in other investments.......................         (65.5)            (67.1)
                                                      ----------------- ----------------
Net cash used in investing activities.................      (1,179.2)         (2,229.6)


                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                           FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,
                                                      ----------------------------------
                                                               2004           2003
                                                      ----------------- ----------------
                                                                    (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock, net of call options........           14.1              11.7
Acquisition of treasury stock........................         (222.3)           (300.0)
Proceeds from financing element derivatives..........           94.0               -
Payments for financing element derivatives...........          (41.1)              -
Issuance of long-term debt...........................            7.8               1.9
Principal repayments of long-term debt...............         (221.1)             (8.4)
Net proceeds of short-term borrowings................           49.6               7.8
Investment contract deposits.........................        3,740.9           5,052.1
Investment contract withdrawals......................       (2,938.2)         (4,081.5)
Net increase (decrease) in banking operation
  deposits...........................................          (13.9)            150.9
                                                      ----------------- ----------------
Net cash provided by financing activities............          469.8             834.5
                                                      ----------------- ----------------
Net increase in cash and cash equivalents............          283.4             463.7

Cash and cash equivalents at beginning of period.....        1,192.5             727.8
                                                      ----------------- ----------------
Cash and cash equivalents at end of period...........      $ 1,475.9         $ 1,191.5
                                                      ================= ================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. ("PFG"), its majority-owned subsidiaries and, subsequent to June 30, 2003, its consolidated variable interest entities ("VIE"), have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2003, included in our Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission ("SEC"). The accompanying consolidated statement of financial position at December 31, 2003, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the December 31, 2003 and June 30, 2003 financial statements to conform to the June 30, 2004 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin ("SAB") 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN Commitments ("SAB 105"), in which the SEC Staff expressed their view that the fair value of recorded loan commitments, including interest rate lock commitments ("IRLCs"), that are required to follow derivative accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, should not consider the expected future cash flows related to the associated servicing of the loan. We record IRLCs at zero value at date of issuance with subsequent gains or losses measured by changes in market interest rates. Therefore, this SAB did not have a material impact on our consolidated financial statements.

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

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS ("SOP 03-1"). This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. We adopted SOP 03-1 effective January 1, 2004, and recorded a cumulative effect of accounting change of $(5.7) million, which is net of income tax benefits of $3.0 million. The accounting change impacted our Life and Health Insurance, U.S. Asset Management and Accumulation and International Asset Management and Accumulation segments.

A provision of SOP 03-1 relates to the classification of contracts and calculation of an additional liability for contracts that contain significant insurance features. The adoption of the guidance requires the recognition of a liability in addition to the contract account value in cases where the insurance benefit feature results in gains in early years followed by losses in later years. The accrual and release of the additional liability also impacts the

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

We also had an after-tax cumulative effect related to an equity method investment within our International Asset Management and Accumulation segment of $(3.3) million, net of income taxes, as of January 1, 2004, for select deferred annuity products, which include guaranteed annuitization purchase rates. The guidance requires contracts which provide for potential benefits in addition to the account balance that are payable only upon annuitization to establish an additional liability if the present value of the annuitized benefits exceed the expected account balance at the expected annuitization date.

In addition, the guidance clarifies the accounting and classification for sales inducements. Although the valuation impacts were immaterial, we reclassified $37.6 million of sales inducements from DPAC to other assets effective January 1, 2004.

SEPARATE ACCOUNTS

At June 30, 2004 and December 31, 2003, the separate accounts included a separate account valued at $755.7 million and $833.9 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities.

STOCK-BASED COMPENSATION

At June 30, 2004, we have four stock-based compensation plans. We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)


1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Awards under our plans vest over periods ranging from one year to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three months ended and six months ended June 30, 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                 FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                        ENDED JUNE 30,                   JUNE 30,
                                              ------------------------------- ------------------------------
                                                   2004            2003            2004           2003
                                              ---------------- -------------- --------------- --------------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)

Net income, as reported......................   $ 119.7        $  202.2         $ 313.3       $ 357.9
Add:  Stock-based compensation expense
  included in reported net income, net
  of related tax effects.....................       9.2             6.1            12.6           9.1
Deduct:  Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects........................      10.1             6.9            14.3          10.8
                                              ---------------- -------------- --------------- --------------
Pro forma net income.........................   $ 118.8        $  201.4         $ 311.6       $ 356.2
                                              ================ ============== =============== ==============
Basic earnings per share:
  As reported................................   $   0.38       $    0.62        $   0.98      $   1.09
  Pro forma..................................       0.37            0.62            0.98          1.08

Diluted earnings per share:
  As reported................................   $   0.37       $    0.62        $   0.98      $   1.09
  Pro forma..................................       0.37            0.62            0.97          1.08


2. DISCONTINUED OPERATIONS

PRINCIPAL INTERNATIONAL ARGENTINA S.A.

On June 28, 2004, we entered into a definitive agreement for the sale of all the stock of Principal International Argentina S.A. ("Argentina"), our subsidiary in Argentina, and its wholly owned subsidiaries, Principal Life Compania de Seguros, S.A. and Principal Retiro Compania de Seguros de Retiro, S.A. We closed the transaction on July 2, 2004.

Our operations in Argentina qualify for discontinued operations treatment under SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
("SFAS 144"), therefore, the results of operations have been removed from our results of continuing operations and cash flows for all periods presented. The results of operations for Argentina are reported as other after-tax adjustments in our International Asset Management and Accumulation segment.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

2.   DISCONTINUED OPERATIONS (CONTINUED)

Selected financial information for the discontinued operations of Argentina is as follows:

                                                       AS OF
                                       -------------------------------------
                                            JUNE 30,        DECEMBER 31,
                                             2004               2003
                                       ------------------ ------------------
                                                   (IN MILLIONS)
ASSETS
Total investments.................         $33.4              $31.3
All other assets..................           8.6               10.9
                                       ------------------ ------------------
  Total assets....................         $42.0              $42.2
                                       ================== ==================
LIABILITIES
Policyholder liabilities..........         $31.4              $31.1
All other liabilities.............           1.4                2.1
                                       ------------------ ------------------
  Total liabilities...............         $32.8              $33.2
                                       ================== ==================


                                                  FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                       ENDED JUNE 30,
                                                ----------------------------     ----------------------------
                                                    2004            2003            2004            2003
                                                -------------    -----------     ------------    ------------
                                                                       (IN MILLIONS)

Total revenues...............................        $3.6           $ 5.6          $5.8            $ 5.7
                                                =============    ===========     ============    ============
Income (loss) from discontinued operations:
  Income (loss) before income taxes..........        $0.5           $(1.1)         $0.3            $(2.6)
  Income taxes...............................         0.2             0.5           0.1              -
                                                -------------    -----------     ------------    ------------
  Income (loss) from discontinued
    operations, net of related income taxes..        $0.3           $(1.6)         $0.2            $(2.6)
                                                =============    ===========     ============    ============

PRINCIPAL RESIDENTIAL MORTGAGE, INC.

On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage, Inc. ("Principal Residential Mortgage") to CitiMortgage, Inc. We closed the sale on July 1, 2004.

Our Mortgage Banking segment, which includes Principal Residential Mortgage, is accounted for as a discontinued operation, under SFAS 144 and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations and cash flows for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and therefore is still included in our results of continuing operations. The results of operations (excluding corporate overhead) are reported as other after-tax adjustments.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

2.   DISCONTINUED OPERATIONS (CONTINUED)

Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

                                                         AS OF
                                          -------------------------------------
                                               JUNE 30,        DECEMBER 31,
                                                2004             2003
                                          ------------------ ------------------
                                                       (IN MILLIONS)
ASSETS
Mortgage loans.......................         $2,784.4           $2,256.5
Mortgage loan servicing rights.......          2,210.7            1,951.9
Cash and cash equivalents............            631.4              674.6
All other assets.....................            839.7              675.8
                                          ------------------ ------------------
  Total assets.......................         $6,466.2           $5,558.8
                                          ================== ==================
LIABILITIES
Short-term debt (1)..................         $2,501.1           $1,450.9
Long-term debt.......................          1,393.0            1,393.0
All other liabilities................          2,027.7            2,242.8
                                          ------------------ ------------------
  Total liabilities..................         $5,921.8           $5,086.7
                                          ================== ==================
----------------------
(1) We were not in compliance with one of the covenants under a short-term debt agreement at June 30, 2004. We obtained a waiver from the unaffiliated entity.

                                                  FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                     ENDED JUNE 30,                      ENDED JUNE 30,
                                                ----------------------------     ----------------------------
                                                    2004            2003            2004            2003
                                                -------------    -----------     ------------    ------------
                                                                       (IN MILLIONS)
Total revenues..............................      $190.6           $452.5         $ 446.1         $ 857.0
                                                =============    ===========     ============    ============
Loss from continuing operations, net of
  related income taxes (corporate
  overhead).................................      $ (5.4)          $ (4.5)        $ (10.3)        $  (8.4)

Income (loss) from discontinued operations:
  Income (loss) before income taxes.........        (5.7)            80.1            48.3           170.5
  Income taxes (benefits)...................        (2.2)            30.5            18.3            64.7
                                                -------------    -----------     ------------    ------------
  Income (loss) from discontinued
    operations, net of related income
    taxes...................................        (3.5)            49.6            30.0           105.8
                                                -------------    -----------     ------------    ------------
Net income (loss) .........................       $ (8.9)          $ 45.1         $  19.7         $  97.4
                                                =============    ===========     ============    ============

Our U.S. Asset Management and Accumulation segment held $1,142.0 million and $804.8 million of residential mortgage banking escrow deposits (reported as other liabilities) as of June 30, 2004 and December 31, 2003, respectively, which were transferred as a result of the sale. U.S. Asset Management and Accumulation segment revenues from this arrangement reclassified to discontinued operations for the three months ended June 30, 2004 and 2003, were $(9.5)
million and $7.0 million,  respectively.  Revenues  reclassified to discontinued

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

operations, for the six months ended June 30, 2004 and 2003, were $(5.6) million and $13.1 million, respectively. Income (loss) from discontinued operations net of related income taxes, for the three months ended June 30, 2004 and 2003, was $(6.0) million and $2.5 million, respectively. Income (loss) from discontinued operations, net of related income taxes, for the six months ended June 30, 2004 and 2003, was $(3.5) million and $5.1 million, respectively.

3.  FEDERAL INCOME TAXES

The effective income tax rate on income from continuing operations for the three months and six months ended June 30, 2004 and 2003, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The effective income tax rate for the six months ended June 30, 2004 was also reduced due to a tax benefit associated with the sale of a foreign investment.

4.  EMPLOYEE AND AGENT BENEFITS



COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):

                                                                        OTHER POSTRETIREMENT
                                             PENSION BENEFITS                 BENEFITS
                                        ---------------------------- ----------------------------
                                            FOR THE THREE MONTHS        FOR THE THREE MONTHS
                                               ENDED JUNE 30,              ENDED JUNE 30,
                                        ---------------------------- ----------------------------
                                             2004         2003          2004          2003
                                        ------------- -------------- ------------- --------------
                                                                (IN MILLIONS)

Service cost..........................    $  12.8       $  12.3        $ 2.3         $ 3.1
Interest cost.........................       18.3          16.7          3.9           4.5
Expected return on plan assets........      (21.5)        (18.7)        (6.8)         (6.4)
Amortization of prior service
  cost (benefit)......................        0.5           0.4         (0.7)         (0.8)
Amortization of transition asset......        -            (0.1)         -             -
Recognized net actuarial loss.........        4.0           4.4          0.1           0.6
                                        ------------- -------------- ------------- --------------
Net periodic benefit cost (income)....    $  14.1       $  15.0        $(1.2)        $ 1.0
                                        ============= ============== ============= ==============

                                                                        OTHER POSTRETIREMENT
                                             PENSION BENEFITS                 BENEFITS
                                        ---------------------------- ----------------------------
                                            FOR THE SIX MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        ---------------------------- ----------------------------
                                            2004          2003           2004          2003
                                        ------------- -------------- ------------- --------------
                                                                 (IN MILLIONS)
Service cost..........................    $  25.6       $  24.5        $ 4.5         $ 6.2
Interest cost.........................       36.6          33.5          7.7           8.9
Expected return on plan assets........      (43.1)        (37.4)       (13.6)        (12.9)
Amortization of prior service
  cost (benefit)......................        0.9           0.8         (1.4)         (1.6)
Amortization of transition asset......        -            (0.2)         -             -
Recognized net actuarial loss.........        8.2           8.9          0.3           1.4
                                        ------------- -------------- ------------- --------------
Net periodic benefit cost (income)....    $  28.2       $  30.1        $(2.5)        $ 2.0
                                        ============= ============== ============= ==============


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

4.  EMPLOYEE AND AGENT BENEFITS (CONTINUED)

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health benefits. On May 19, 2004, the FASB issued Staff Position No. 106-2, ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG MODERNIZATION ACT OF 2003 ("FSP 106-2"). FSP 106-2 provides guidance on the accounting for the effects of the Act. In accordance with the deferral provision of FSP106-2, our benefit obligations and net periodic postretirement benefit costs do not reflect any amount associated with the subsidy as we have not determined that the benefits provided by the plan are actuarially equivalent to Medicare. The Centers of Medicare and Medicaid Services ("CMS") are expected to issue guidance on the definition of actuarially equivalent retiree health coverage later this year. This specific authoritative guidance, when issued, could require us to change previously reported The new Act will be reflected once the plan is amended or actuarial equivalence is determined.

CONTRIBUTIONS

We anticipate contributing $1.4 million in 2004 to fund our other postretirement benefit plans. We contributed approximately $0.4 million during the three months ended and six months ended June 30, 2004. Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We don't anticipate that we will be required to fund a minimum annual contribution under ERISA for the qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2004 in the range of $30 million to $50 million for both the qualified and nonqualified plans. During the three months ended and six months ended June 30, 2004, $10.5 million was contributed to the plans.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

5. COMPREHENSIVE INCOME (LOSS)


Comprehensive income (loss) is as follows (in millions):

                                                FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                              -------------------------------    ------------------------------
                                                   2004             2003             2004             2003
                                              --------------    -------------    -------------    -------------

COMPREHENSIVE INCOME (LOSS):
Net income...............................       $    119.7          $ 202.2        $   313.3          $  357.9
Net change in unrealized gains and
  losses on fixed maturities,
  available-for-sale.....................         (1,411.7)           978.4           (773.4)          1,385.2
Net change in unrealized gains and
  losses on equity securities,
  available-for-sale.....................            (19.7)            16.6            (10.5)             14.0
Net change in unrealized gains and
  losses on equity method subsidiaries
  and minority interest adjustments......              5.6             (2.8)            (8.1)             (5.3)
Adjustments for assumed changes in
  amortization patterns:
  Deferred policy acquisition costs......            122.9            (90.8)            80.3            (138.9)
  Sales inducements......................              6.2              -                3.1               -
  Unearned revenue reserves..............             (6.1)             4.0             (4.8)              6.1
Net change in unrealized gains and
  losses on derivative instruments.......             36.4              3.7             39.0              18.1
Adjustments to unrealized gains for
  Closed Block policyholder dividend
  obligation.............................            133.1            (94.0)            78.2            (132.2)
Provision for deferred income tax
  benefit (expense)......................            401.6           (281.4)           228.9            (398.4)
Change in net foreign currency
  translation adjustment.................            (46.8)            45.4            (42.9)             36.2
                                              --------------    -------------    -------------    -------------
Comprehensive income (loss)..............       $   (658.8)         $ 781.3        $   (96.9)         $1,142.7
                                              ==============    =============    =============    =============


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

6. DEBT

LONG-TERM DEBT


The components of long-term debt as of June 30, 2004 and December 31, 2003, were as follows (in millions):

                                                                            AS OF              AS OF
                                                                           JUNE 30,         DECEMBER 31,
                                                                            2004               2003
                                                                     ------------------- -------------------

7.95% notes payable, due 2004.......................................    $    200.0          $   200.0
8.2% notes payable, due 2009........................................         464.0              464.0
7.875% surplus notes payable, due 2024..............................           -                199.0
8% surplus notes payable, due 2044..................................          99.2               99.2
Nonrecourse mortgages and notes payable.............................         246.4              340.7
Other mortgages and notes payable...................................          60.1               71.4
                                                                     ------------------- -------------------
Total long-term debt................................................    $  1,069.7          $ 1,374.3
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

7.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

7.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of June 30, 2004, was approximately $170.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac"), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $175.0 million as of June 30, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations required that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. A related judicial action is pending. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

8.  SEGMENT INFORMATION

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

The International Asset Management and Accumulation segment offers retirement products and services, annuities, long-term mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico, and Hong Kong and joint ventures in Brazil, India, Japan and Malaysia. On June 28, 2004, we entered into a definitive agreement for the sale of all the stock of our Argentine companies, described further in Note 2. Consequently, the results of operations for Argentina are reported as other after-tax adjustments for all periods presented.

The Life and Health insurance segment provides individual life insurance, group health insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance, and group life insurance, throughout the U.S.

The Mortgage Banking segment originates and services residential mortgage loan products for customers in the U.S. On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc., described further in Note 2. Consequently, the results of operations (excluding corporate overhead) for Mortgage Banking are reported as other after-tax adjustments for all periods presented.

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

8.  SEGMENT INFORMATION (CONTINUED)

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

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

                                                                AS OF JUNE 30,        AS OF DECEMBER 31,
                                                                   2004                     2003
                                                          ----------------------   ---------------------
                                                                          (IN MILLIONS)
ASSETS:
U.S. Asset Management and Accumulation ...............         $   87,733.0               $  83,904.8
International Asset Management and Accumulation.......              3,123.9                   3,011.4
Life and Health Insurance.............................             12,472.5                  12,171.8
Mortgage Banking......................................              6,466.2                   5,558.8
Corporate and Other ..................................              1,577.3                   3,107.6
                                                          ----------------------   ---------------------
  Total consolidated assets...........................         $  111,372.9               $ 107,754.4
                                                          ======================   =====================


                                                FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                              --------------------------------   -------------------------------
                                                   2004             2003             2004             2003
                                              --------------    --------------   --------------   --------------
                                                                        (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and
  Accumulation............................      $   906.8          $  862.0        $ 1,800.1         $1,741.9
International Asset Management and
  Accumulation............................          122.3             106.2            235.3            180.7
Life and Health Insurance.................        1,030.7           1,001.8          2,066.0          2,014.1
Corporate and Other.......................          (11.9)             (2.0)           (10.3)             1.0
                                              --------------    --------------   --------------   --------------
  Total segment operating revenues........        2,047.9           1,968.0          4,091.1          3,937.7
Net realized/unrealized capital losses,
  including recognition of front-end fee
  revenues and certain market value
  adjustments to fee revenues.............          (68.2)            (16.5)          (114.7)           (96.4)
                                              --------------    --------------   --------------   --------------
  Total revenue per consolidated
    statements of operations..............      $ 1,979.7          $1,951.5        $ 3,976.4         $3,841.3
                                              ==============    ==============   ==============   ==============


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)


8.  SEGMENT INFORMATION (CONTINUED)

                                                FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                              --------------------------------   -------------------------------
                                                   2004             2003             2004             2003
                                              --------------    --------------   --------------   --------------
                                                                          (IN MILLIONS)
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ...        $ 121.7           $ 105.7         $ 241.2           $ 200.6
International Asset Management and
  Accumulation............................            9.3              11.9            17.9              18.5
Life and Health Insurance.................           56.9              62.9           131.7             122.0
Mortgage Banking..........................           (5.4)             (4.5)          (10.3)             (8.4)
Corporate and Other ......................           (9.1)            (10.4)          (20.6)            (15.4)
                                              --------------    --------------   --------------   --------------
  Total segment operating earnings........          173.4             165.6           359.9             317.3
Net realized/unrealized capital losses,
  as adjusted.............................          (44.5)            (13.5)          (67.6)            (66.6)
Other after-tax adjustments (1)...........           (9.2)             50.1            21.0             107.2
                                              --------------    --------------   --------------   --------------
Net income per consolidated
  statements of operations................        $ 119.7           $ 202.2         $ 313.3           $ 357.9
                                              ==============    ==============   ==============   ==============
--------------------------

(1) For the three months ended June 30, 2004, other after-tax adjustments of $(9.2) million included the negative effect of a loss from discontinued operations of Principal Residential Mortgage ($9.5 million) and the positive effect of income from discontinued operations of Argentina ($0.3 million).

     For the three months ended June 30, 2003, other after-tax adjustments of $50.1 million included the positive effect of income from discontinued operations of Principal Residential Mortgage ($52.1 million); and the negative effects of: (1) a loss from discontinued operations of Argentina ($1.6 million) and (2) a change in the estimated loss on disposal of BT Financial Group ($0.4 million).

     For the six months ended June 30, 2004, other after tax adjustments of $21.0 million included the positive effects of: (1) income from discontinued operations of Principal Residential Mortgage ($26.5 million) and (2) income from discontinued operations of Argentina ($0.2 million); and the negative effect from a cumulative change in accounting principle related to the implementation of SOP 03-1 ($5.7 million).

     For the six months ended June 30, 2003, other after-tax adjustments of $107.2 million included the positive effect of income from discontinued operations of Principal Residential Mortgage ($110.9 million); and the negative effects of: (1) a loss from discontinued operations of Argentina ($2.6 million) and a change in the estimated loss on disposal of BT Financial Group ($1.1 million).

9. STOCKHOLDERS' EQUITY

In May 2004, our board of directors authorized the repurchase of up to $700.0 million of our outstanding common stock. The repurchases will be made in the open market or through privately negotiated transactions, from time to time, depending on market conditions.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

10.  EARNINGS PER SHARE

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                            JUNE 30,                           JUNE 30,
                                ----------------------------------   ----------------------------------
                                      2004             2003                 2004             2003
                                ----------------- ----------------   ----------------- ----------------
                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
Income from continuing
  operations, net of related
  income taxes................       $128.9            $152.1             $  292.3         $ 250.7
                                ================= ================   ================= ================
Weighted-average shares
  outstanding:
  Basic.......................        317.9             326.9                319.4           329.1
  Dilutive effect:
    Stock options.............          1.1               0.5                  1.1             0.5
    Restricted stock units....          0.2               -                    0.1             -
                               ----------------- ----------------    ----------------- ----------------
  Diluted.....................        319.2             327.4                320.6           329.6
                                ================= ================   ================= ================
  Income from continuing
    operations per share:
    Basic.....................       $  0.41           $  0.46            $    0.92        $   0.76
                                ================= ================   ================= ================
    Diluted...................       $  0.40           $  0.46            $    0.91        $   0.76
                                ================= ================   ================= ================


The calculation of diluted earnings per share for the three months and six months ended June 30, 2004 and 2003, excludes the incremental effect related to certain stock-based compensation grants due to their anti-dilutive effect.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of June 30, 2004 and December 31, 2003, and for the six months ended June 30, 2004 and 2003.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)


11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                  JUNE 30, 2004

                                  PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                     PRINCIPAL
                                  FINANCIAL       INSURANCE      SERVICES, INC. AND                      FINANCIAL
                                 GROUP, INC.       COMPANY      OTHER SUBSIDIARIES                       GROUP, INC.
                                 PARENT ONLY        ONLY           COMBINED (1)        ELIMINATIONS     CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- ---------------
                                                                  (IN MILLIONS)
ASSETS
Investments, excluding
   investment in
   unconsolidated entities......   $     -        $   48,705.9      $    5,192.7       $ (1,367.5)     $   52,531.1
Investment in unconsolidated
   entities.....................     6,474.2             852.4           4,365.8        (11,522.0)            170.4
Cash and cash equivalents.......       263.7              53.5           1,366.8           (208.1)          1,475.9
Other intangibles...............         -                 4.2             152.6              -               156.8
Separate account assets.........         -            45,725.1             687.3              -            46,412.4
Assets of discontinued
   operations...................         -                 -             6,508.2           (246.0)          6,262.2
All other assets................       402.5           3,921.0           1,284.8         (1,244.2)          4,364.1
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total assets.................   $ 7,140.4      $   99,262.1      $   19,558.2       $(14,587.8)     $  111,372.9
                                ============== ================ ==================== ================= ===============
LIABILITIES
Contractholder funds............   $     -        $   30,283.9      $        6.2       $   (159.9)     $   30,130.2
Future policy benefits and
   claims.......................         -            14,141.1           1,437.4              -            15,578.5
Other policyholder funds........         -               631.9               2.8              -               634.7
Short-term debt.................         -                (0.5)            818.5           (191.8)            626.2
Long-term debt..................         -               210.7           1,098.1           (239.1)          1,069.7
Income taxes currently
   payable...................            1.4             111.2              31.4            (20.1)            123.9
Deferred income taxes...........        (0.4)            746.0             217.8            (12.8)            950.6
Separate account liabilities....         -            45,725.1             687.3              -            46,412.4
Liabilities of discontinued
   operations...................         -                 -             5,218.5           (301.1)          4,917.4
Other liabilities...............         0.3           1,741.4           3,565.9         (1,517.4)          3,790.2
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total liabilities............         1.3          93,590.8          13,083.9         (2,442.2)        104,233.8

STOCKHOLDERS' EQUITY
Common stock....................         3.8               2.5               -               (2.5)              3.8
Additional paid-in capital......     7,211.9           5,085.3           6,831.8        (11,917.1)          7,211.9
Retained earnings (deficit).....       943.7            (203.7)         (1,118.8)         1,322.5             943.7
Accumulated other comprehensive
   income.......................       761.1             787.2             761.3         (1,548.5)            761.1
Treasury stock, at cost.........    (1,781.4)              -                 -                -            (1,781.4)
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total stockholders' equity...     7,139.1           5,671.3           6,474.3        (12,145.6)          7,139.1
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total liabilities and
   stockholders' equity.........   $ 7,140.4      $   99,262.1      $   19,558.2       $(14,587.8)     $  111,372.9
                                ============== ================ ==================== ================= ===============

---------------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)


11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2003

                                  PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                     PRINCIPAL
                                  FINANCIAL       INSURANCE      SERVICES, INC. AND                      FINANCIAL
                                 GROUP, INC.       COMPANY      OTHER SUBSIDIARIES                       GROUP, INC.
                                 PARENT ONLY        ONLY           COMBINED (1)        ELIMINATIONS     CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- ---------------
                                                                  (IN MILLIONS)
ASSETS
Investments, excluding
   investment in
   unconsolidated entities......    $    -          $48,156.9         $  6,247.5       $ (1,357.2)     $   53,047.2
Investment in unconsolidated
   entities.....................     7,234.0            793.8            5,693.3        (13,553.9)            167.2
Cash and cash equivalents.......       173.8            640.5              684.2           (306.0)          1,192.5
Other intangibles...............         -                4.5              116.5              -               121.0
Separate account assets.........         -           42,753.4              632.2             22.2          43,407.8
Assets of discontinued
   operations...................         -                -              5,601.1           (176.0)          5,425.1
All other assets................         1.7          3,825.7              766.5           (200.3)          4,393.6
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total assets.................    $7,409.5        $96,174.8         $ 19,741.3       $(15,571.2)     $  107,754.4
                                ============== ================ ==================== ================= ===============
LIABILITIES
Contractholder funds............    $    -          $29,040.4         $      5.8       $   (149.8)     $   28,896.4
Future policy benefits and
   claims.......................         -           14,025.3            1,425.5              -            15,450.8
Other policyholder funds........         -              706.2                2.9              -               709.1
Short-term debt.................         -                -                888.8           (186.0)            702.8
Long-term debt..................         -              423.3            1,237.7           (286.7)          1,374.3
Income taxes currently
   payable......................         -              160.0               28.2            (74.3)            113.9
Deferred income taxes...........         8.2            974.0              221.8             (5.1)          1,198.9
Separate account liabilities....         -           42,753.4              632.2             22.2          43,407.8
Liabilities of discontinued
   operations...................          -               -              4,834.1           (258.8)          4,575.3
Other liabilities...............         1.7          1,226.1            3,230.4           (532.7)          3,925.5
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total liabilities............         9.9         89,308.7           12,507.4         (1,471.2)        100,354.8

STOCKHOLDERS' EQUITY
Common stock....................         3.8              2.5                -               (2.5)              3.8
Additional paid-in capital......     7,153.2          5,052.1            6,796.9        (11,849.0)          7,153.2
Retained earnings (deficit).....       630.4            594.6             (734.4)           139.8             630.4
Accumulated other comprehensive
   income.......................     1,171.3          1,216.9            1,171.4         (2,388.3)          1,171.3
Treasury stock, at cost.........    (1,559.1)             -                  -                -            (1,559.1)
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total stockholders' equity...     7,399.6          6,866.1            7,233.9        (14,100.0)          7,399.6
                                -------------- ------------------------------------- ----------------- ---------------
   Total liabilities and
   stockholders' equity.........    $7,409.5        $96,174.8         $ 19,741.3       $(15,571.2)     $  107,754.4
                                ============== ================ ==================== ================= ===============

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                  PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                     PRINCIPAL
                                  FINANCIAL       INSURANCE      SERVICES, INC. AND                      FINANCIAL
                                 GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY           COMBINED (1)        ELIMINATIONS     CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- ---------------
                                                                   (IN MILLIONS)

Premiums and other
   considerations...............  $   -          $ 1,694.1            $ 118.9          $    -             $ 1,813.0
Fees and other revenues.........      -              493.2              321.2            (117.6)              696.8
Net investment income...........      1.2          1,416.8              144.5              12.9             1,575.4
Net realized/unrealized
   capital losses...............      -             (100.2)             (14.1)              5.5              (108.8)
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total revenues...............      1.2          3,503.9              570.5             (99.2)            3,976.4

EXPENSES
Benefits, claims, and settlement
   expenses.....................      -            2,249.2              163.1              (5.1)            2,407.2
Dividends to policyholders......      -              147.7                -                 -                 147.7
Operating expenses..............      4.8            786.2              360.9            (101.3)            1,050.6
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total expenses...............      4.8          3,183.1              524.0            (106.4)            3,605.5
                                -------------- ---------------- -------------------- ----------------- ---------------
Income (loss) from continuing
   operations before income
   taxes........................     (3.6)           320.8               46.5               7.2               370.9
Income taxes (benefits).........     (1.3)            72.8                4.8               2.3                78.6
Equity in the net income of
   subsidiaries, excluding
   discontinued operations and
   cumulative effect of
   accounting change............    294.6             53.3              252.9            (600.8)                -
                                -------------- ---------------- -------------------- ----------------- ---------------
Income from continuing
   operations, net of related
   income taxes.................    292.3            301.3              294.6            (595.9)              292.3
Income (loss) from discontinued
   operations, net of related
   income taxes.................     26.7             (3.3)              26.7             (23.4)               26.7
                                -------------- ---------------- -------------------- ----------------- ---------------
Income before cumulative effect
   of accounting change.........    319.0            298.0              321.3            (619.3)              319.0
Cumulative effect of accounting
   change, net of related income
   taxes........................     (5.7)            (2.5)              (5.7)              8.2                (5.7)
                                -------------- ---------------- -------------------- ----------------- ---------------
Net income......................  $ 313.3        $   295.5            $ 315.6          $ (611.1)          $   313.3
                                ============== ================ ==================== ================= ===============

------------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                   PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                     PRINCIPAL
                                   FINANCIAL       INSURANCE      SERVICES, INC. AND                      FINANCIAL
                                  GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                      GROUP, INC.
                                  PARENT ONLY        ONLY           COMBINED (1)        ELIMINATIONS     CONSOLIDATED
                                 -------------- ---------------- -------------------- ----------------- ---------------
                                                                  (IN MILLIONS)
REVENUES
Premiums and other
   considerations................    $   -        $  1,692.2          $  88.2          $   -             $ 1,780.4
Fees and other revenues..........        -             397.8            231.8            (86.3)              543.3
Net investment income............        1.7         1,470.6            127.1              2.4             1,601.8
Net realized/unrealized capital
   gains (losses)................        -             (83.6)            13.4            (14.0)              (84.2)
                                 -------------- ---------------- -------------------- ----------------- ---------------
   Total revenues................        1.7         3,477.0            460.5            (97.9)            3,841.3

EXPENSES
Benefits, claims, and settlement
   expenses......................        -           2,259.3            124.2             (3.6)            2,379.9
Dividends to policyholders.......        -             154.0              -                -                 154.0
Operating expenses...............        4.5           764.8            280.0            (73.7)              975.6
                                 -------------- ---------------- -------------------- ----------------- ---------------
  Total expenses.................        4.5         3,178.1            404.2            (77.3)            3,509.5
                                 -------------- ---------------- -------------------- ----------------- ---------------
Income (loss) from continuing
   operations before income
   taxes.........................       (2.8)          298.9             56.3            (20.6)              331.8
Income taxes (benefits)..........       (1.0)           66.0             21.2             (5.1)               81.1
Equity in the net income of
   subsidiaries, excluding
   discontinued operations.......      252.5            89.7            217.4           (559.6)                -
                                 -------------- ---------------- -------------------- ----------------- ---------------
Income from continuing
   operations, net of related
   income taxes..................      250.7           322.6            252.5           (575.1)              250.7
Income (loss) from discontinued
   operations, net of related
   income taxes..................      107.2            (3.1)           107.2           (104.1)              107.2
                                 -------------- ---------------- -------------------- ----------------- ---------------
Net income.......................    $ 357.9      $    319.5          $ 359.7          $(679.2)          $   357.9
                                 ============== ================ ==================== ================= ===============


-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                  PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                      PRINCIPAL
                                  FINANCIAL       INSURANCE      SERVICES, INC. AND                       FINANCIAL
                                 GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                 PARENT ONLY        ONLY           COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                  (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
   operating activities........    $  (2.2)        $  958.8       $    (83.5)         $  119.7          $   992.8

INVESTING ACTIVITIES
Available-for-sale securities:
   Purchases...................        -           (4,335.7)          (810.9)              9.5           (5,137.1)
   Sales.......................        -              750.8            726.5               -              1,477.3
   Maturities..................        -            2,222.5            579.5               -              2,802.0
Mortgage loans acquired or
   originated..................        -             (967.5)           (18.3)             36.2             (949.6)
Mortgage loans sold or repaid..        -              806.0             57.2             (79.8)             783.4
Real estate acquired...........        -              (87.2)           (18.5)              -               (105.7)
Real estate sold...............        -               83.0             48.7               -                131.7
Net change in property and
   equipment...................        -              (20.2)            (4.2)              -                (24.4)
Net proceeds from sale of
   subsidiaries................        -                -               14.9               -                 14.9
Purchases of interest in
   subsidiaries, net of cash
   acquired....................        -                -             (106.2)              -               (106.2)
Dividends received from
   unconsolidated entities.....      300.0             26.0            557.2            (883.2)               -
Net change in other
   investments.................        0.3           (171.7)            45.7              60.2              (65.5)
                                -------------- ---------------- -------------------- ----------------- -----------------
Net cash provided by (used in)
   investing activities........      300.3         (1,694.0)         1,071.6            (857.1)          (1,179.2)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                  PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                      PRINCIPAL
                                  FINANCIAL       INSURANCE      SERVICES, INC. AND                       FINANCIAL
                                 GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                 PARENT ONLY        ONLY           COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)

FINANCING ACTIVITIES
Issuance of common stock........      14.1              -               -                 -                  14.1
Acquisition of treasury stock...    (222.3)             -               -                 -                (222.3)
Proceeds from financing element
   derivatives..................       -               94.0             -                 -                  94.0
Payments for financing element
   derivatives..................       -              (41.1)            -                 -                 (41.1)
Issuance of long-term debt......       -                4.7             3.1               -                   7.8
Principal repayments of long-
   debt.........................       -             (218.1)          (50.7)             47.7              (221.1)
Net proceeds of short-term
   borrowings...................       -                -              56.0              (6.4)               49.6
Dividends paid to parent........       -             (494.0)         (300.0)            794.0                 -
Investment contract deposits....       -            3,740.9             -                 -               3,740.9
Investment contract
   withdrawals..................       -           (2,938.2)            -                 -              (2,938.2)
Net decrease in banking
   operation deposits...........       -                -             (13.9)              -                 (13.9)
                                -------------- ---------------  -------------------- ----------------- -----------------
Net cash provided by (used in)
   financing activities.........    (208.2)           148.2          (305.5)            835.3               469.8
                                -------------- ---------------  -------------------- ----------------- -----------------

Net increase (decrease) in cash
   and cash equivalents.........      89.9           (587.0)          682.6              97.9               283.4
Cash and cash equivalents at
   beginning of year............     173.8            640.5           684.2            (306.0)            1,192.5
                                -------------- ---------------  -------------------- ----------------- -----------------
Cash and cash equivalents at
   end of year..................   $ 263.7       $     53.5        $1,366.8           $(208.1)          $ 1,475.9
                                ============== ===============  ==================== ================= =================

-----------------------

(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                  PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                      PRINCIPAL
                                  FINANCIAL       INSURANCE      SERVICES, INC. AND                       FINANCIAL
                                 GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                 PARENT ONLY        ONLY           COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)

OPERATING ACTIVITIES
Net cash provided by (used in)
   operating activities.........      $ (1.5)        $1,101.5          $  815.7         $  (56.9)     $  1,858.8

INVESTING ACTIVITIES
Available-for-sale securities:
    Purchases...................         -           (4,555.6)           (812.7)            26.7        (5,341.6)
    Sales.......................         -            1,559.8             228.0              -           1,787.8
    Maturities..................         -            1,693.0             223.2              -           1,916.2
Net cash flows from trading
   securities...................         -                -                 2.0             (2.0)            -
Mortgage loans acquired or
   originated...................         -             (801.2)            (87.3)            15.1          (873.4)
Mortgage loans sold or repaid...         -              421.2             131.0            (19.8)          532.4
Real estate acquired............         -             (143.2)             (9.2)             -            (152.4)
Real estate sold................         -               20.9              10.6              -              31.5
Net change in property and
   equipment....................         -               (6.2)             (2.3)             -              (8.5)
Net proceeds from sales of
   subsidiaries.................         -                -                33.6              -              33.6
Purchases of interest in
   subsidiaries, net of cash
   acquired.....................         -              (26.0)            (62.1)             -             (88.1)
Dividends received from
   (contributions to)
   unconsolidated entities......       300.0             73.3             (68.8)          (304.5)            -
Net change in other investments.         -              (74.4)            (91.8)            99.1           (67.1)
                                -------------- ---------------- -------------------- ----------------- -----------------
Net cash provided by (used in)
   investing activities.........       300.0         (1,838.4)           (505.8)          (185.4)       (2,229.6)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                  PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                      PRINCIPAL
                                  FINANCIAL       INSURANCE      SERVICES, INC. AND                       FINANCIAL
                                 GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                       GROUP, INC.
                                 PARENT ONLY        ONLY           COMBINED (1)        ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)

FINANCING ACTIVITIES
Issuance of common stock........       11.7            -                    -              -                 11.7
Acquisition of treasury stock...     (300.0)           -                    -              -               (300.0)
Issuance of long-term debt......        -              -                    1.9            -                  1.9
Principal repayments of long-
   debt.........................          -          (11.4)                (1.7)           4.7               (8.4)
Net proceeds of short-term
   borrowings...................        -              -                    5.7            2.1                7.8
Dividends paid to parent........        -              -                 (300.0)         300.0                -
Investment contract deposits....        -          5,052.1                  -              -              5,052.1
Investment contract
   withdrawals..................        -         (4,081.5)                 -              -             (4,081.5)
Net increase in banking
   operation deposits...........        -              -                  150.9            -                150.9
                                -------------- ---------------  -------------------- ----------------- -----------------
Net cash provided by (used in)
   financing activities.........     (288.3)         959.2               (143.2)         306.8              834.5
                                -------------- ---------------  -------------------- ----------------- -----------------
Net increase in cash and cash
   equivalents..................       10.2          222.3                166.7           64.5              463.7
Cash and cash equivalents at
    beginning of year...........      332.1          585.7                391.9         (581.9)             727.8
                                -------------- ---------------  -------------------- ----------------- -----------------
Cash and cash equivalents at
   end of year..................    $ 342.3       $  808.0              $ 558.6        $(517.4)         $ 1,191.5
                                ============== ===============  ==================== ================= =================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

On June 30, 2004, our shelf registration statement with the Securities and Exchange Commission was effective. We now have the ability to issue up to $3.0 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts. If we issue securities, we intend to use the proceeds from the sale of the securities offered by the prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of June 30, 2004 and December 31, 2003, and for the six months ended June 30, 2004 and 2003.

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                  JUNE 30, 2004

                                                                  PRINCIPAL LIFE
                                  PRINCIPAL        PRINCIPAL        INSURANCE                            PRINCIPAL
                                  FINANCIAL        FINANCIAL       COMPANY AND                           FINANCIAL
                                 GROUP, INC.    SERVICES, INC.   OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY             COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)
ASSETS
Investments, excluding
   investment in
   unconsolidated entities......   $     -          $   14.2        $  52,516.9        $       -         $  52,531.1
Investment in unconsolidated
   entities.....................     6,474.2         6,601.5              170.4          (13,075.7)            170.4
Cash and cash equivalents.......       263.7         1,104.3              226.5             (118.6)          1,475.9
Other intangibles...............         -               -                156.8                -               156.8
Separate account assets.........         -               -             46,412.4                -            46,412.4
Assets of discontinued
    operations..................         -               -              6,262.2                              6,262.2
All other assets................       402.5           672.2            4,315.7           (1,026.3)          4,364.1
                                -------------- ---------------- -------------------- ----------------- -----------------
    Total assets................   $ 7,140.4        $8,392.2        $ 110,060.9        $ (14,220.6)      $ 111,372.9
                                ============== ================ ==================== ================= =================


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

      CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (CONTINUED)
                                  JUNE 30, 2004

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
                                 PARENT ONLY        ONLY             COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)
LIABILITIES
Contractholder funds...........   $     -          $     -        $  30,130.2         $        -        $  30,130.2
Future policy benefits and
  claims.......................         -                -           15,578.5                  -           15,578.5
Other policyholder funds.......         -                -              634.7                  -              634.7
Short-term debt................         -              475.0            151.2                  -              626.2
Long-term debt.................         -              664.1            405.6                  -            1,069.7
Income taxes currently
  payable......................         1.4             12.5            123.4                (13.4)           123.9
Deferred income taxes..........        (0.4)            17.7            940.8                 (7.5)           950.6
Separate account liabilities...         -                -           46,412.4                  -           46,412.4
Liabilities of discontinued
  operations...................         -                -            4,917.4                  -            4,917.4
Other liabilities..............         0.3            748.7          4,165.2             (1,124.0)         3,790.2
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total liabilities............         1.3          1,918.0        103,459.4             (1,144.9)       104,233.8

STOCKHOLDERS' EQUITY
Common stock...................         3.8              -               16.8                (16.8)             3.8
Additional paid-in capital.....     7,211.9          6,831.8          5,914.2            (12,746.0)         7,211.9
Retained earnings (deficit)....       943.7         (1,118.8)           (90.2)             1,209.0            943.7
Accumulated other
  comprehensive income.........       761.1            761.2            760.7             (1,521.9)           761.1
Treasury stock, at cost........    (1,781.4)             -                -                    -           (1,781.4)
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total stockholders' equity...     7,139.1          6,474.2          6,601.5            (13,075.7)         7,139.1
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total liabilities and
    stockholders' equity.......   $ 7,140.4        $ 8,392.2      $ 110,060.9         $  (14,220.6)     $ 111,372.9
                                ============== ================ ==================== ================= =================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2003


                                                                  PRINCIPAL LIFE
                                  PRINCIPAL       PRINCIPAL         INSURANCE                            PRINCIPAL
                                  FINANCIAL       FINANCIAL        COMPANY AND                           FINANCIAL
                                 GROUP, INC.    SERVICES, INC.   OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY             COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)
ASSETS
Investments, excluding
  investment in
  unconsolidated entities.......   $     -        $     150.5    $     52,896.7       $        -       $  53,047.2
Investment in unconsolidated
  entities......................     7,234.0          7,771.7             167.2          (15,005.7)          167.2
Cash and cash equivalents.......       173.8            872.7             369.7             (223.7)        1,192.5
Other intangibles...............         -                -               121.0                -             121.0
Separate account assets.........         -                -            43,407.8                -          43,407.8
Assets of discontinued
  operations....................         -                -             5,425.1                -           5,425.1
All other assets................         1.7            186.1           4,223.3              (17.5)        4,393.6
                                -------------- ---------------- -------------------- ----------------- -----------------
   Total assets.................   $ 7,409.5      $   8,981.0    $    106,610.8       $  (15,246.9)    $ 107,754.4
                                ============== ================ ==================== ================= =================
LIABILITIES
Contractholder funds............   $     -        $       -      $     28,896.4       $        -       $  28,896.4
Future policy benefits and
  claims........................         -                -            15,450.8                -          15,450.8
Other policyholder funds........         -                -               709.1                -             709.1
Short-term debt.................         -              399.9             313.6              (10.7)          702.8
Long-term debt..................         -              664.0             710.3                -           1,374.3
Income taxes currently
  payable.......................         -               14.1             100.5               (0.7)          113.9
Deferred income taxes...........         8.2             20.7           1,170.0                -           1,198.9
Separate account liabilities....         -                -            43,407.8                -          43,407.8
Liabilities of discontinued
  operations....................         -                -             4,575.3                -           4,575.3
Other liabilities...............         1.7            648.3           3,505.3             (229.8)        3,925.5
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total liabilities.............         9.9          1,747.0          98,839.1             (241.2)      100,354.8

STOCKHOLDERS' EQUITY
Common stock....................         3.8              -                64.4              (64.4)            3.8
Additional paid-in capital......     7,153.2          6,796.9           5,851.8          (12,648.7)        7,153.2
Retained earnings (deficit).....       630.4           (734.3)            685.6               48.7           630.4
Accumulated other
  comprehensive income..........     1,171.3          1,171.4           1,169.9           (2,341.3)        1,171.3
Treasury stock, at cost.........    (1,559.1)             -                 -                  -          (1,559.1)
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total stockholders' equity....     7,399.6          7,234.0           7,771.7          (15,005.7)        7,399.6
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total liabilities and
    stockholders' equity........   $ 7,409.5      $   8,981.0    $    106,610.8       $  (15,246.9)    $ 107,754.4
                                ============== ================ ==================== ================= =================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                   PRINCIPAL LIFE
                                  PRINCIPAL        PRINCIPAL         INSURANCE                           PRINCIPAL
                                  FINANCIAL        FINANCIAL        COMPANY AND                          FINANCIAL
                                 GROUP, INC.     SERVICES, INC.  OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY             COMBINED          ELIMINATIONS     CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)
REVENUES
Premiums and other
  considerations................   $     -           $  -          $    1,813.0        $   -            $ 1,813.0
Fees and other revenues.........         -              -                 697.5           (0.7)             696.8
Net investment income...........         1.2            6.6             1,567.0            0.6            1,575.4
Net realized/unrealized
  capital losses................         -            (25.0)              (83.8)           -               (108.8)
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total revenues................         1.2          (18.4)            3,993.7           (0.1)           3,976.4

EXPENSES
Benefits, claims, and settlement
  expenses......................         -              -               2,407.2            -              2,407.2
Dividends to policyholders......         -              -                 147.7            -                147.7
Operating expenses..............         4.8           30.0             1,015.9           (0.1)           1,050.6
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total expenses................         4.8           30.0             3,570.8           (0.1)           3,605.5
                                -------------- ---------------- -------------------- ----------------- -----------------
Income (loss) from continuing
  operations before income
  taxes.........................        (3.6)         (48.4)              422.9            -                370.9

Income taxes (benefits).........        (1.3)         (18.4)               98.3            -                 78.6
Equity in the net income of
  subsidiaries, excluding
  discontinued operations and
  cumulative effect of
  accounting change.............       294.6          324.6                 -           (619.2)               -
                                -------------- ---------------- -------------------- ----------------- -----------------
Income from continuing
  operations, net of related
  income taxes..................       292.3          294.6               324.6         (619.2)             292.3

Income (loss) from discontinued
  operations, net of related
  income taxes..................        26.7           26.7                10.3          (37.0)              26.7
                                -------------- ---------------- -------------------- ----------------- -----------------
Income before cumulative effect
  of accounting change..........       319.0          321.3               334.9         (656.2)             319.0

Cumulative effect of accounting
  change, net of related income
  taxes.........................        (5.7)          (5.7)               (5.7)          11.4               (5.7)
                                -------------- ---------------- -------------------- ----------------- -----------------
Net income......................   $   313.3         $315.6        $      329.2        $(644.8)         $   313.3
                                ============== ================ ==================== ================= =================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                                                   PRINCIPAL LIFE
                                  PRINCIPAL        PRINCIPAL         INSURANCE                           PRINCIPAL
                                  FINANCIAL        FINANCIAL        COMPANY AND                          FINANCIAL
                                 GROUP, INC.     SERVICES, INC.  OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY             COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)
REVENUES
Premiums and other
  considerations................  $   -          $   -              $ 1,780.4         $   -             $  1,780.4
Fees and other revenues.........      -              -                  543.8            (0.5)               543.3
Net investment income...........      1.7           12.4              1,587.3             0.4              1,601.8
Net realized/unrealized capital
  gains (losses)................      -              8.7                (92.9)            -                  (84.2)
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total revenues................      1.7           21.1              3,818.6            (0.1)             3,841.3

EXPENSES
Benefits, claims, and settlement
  expenses......................      -              -                2,379.9             -                2,379.9
Dividends to policyholders......      -              -                  154.0             -                  154.0
Operating expenses..............      4.5           30.2                941.0            (0.1)               975.6
                                -------------- ---------------- -------------------- ----------------- -----------------
  Total expenses................      4.5           30.2              3,474.9            (0.1)             3,509.5
                                -------------- ---------------- -------------------- ----------------- -----------------
Income (loss) from continuing
  operations before income
  taxes.........................     (2.8)          (9.1)               343.7             -                  331.8

Income taxes (benefits).........     (1.0)          (3.5)                85.6             -                   81.1
Equity in the net income of
  subsidiaries, excluding
  discontinued operations.......    252.5          258.1                  -            (510.6)                 -
                                -------------- ---------------- -------------------- ----------------- -----------------
Income from continuing
  operations, net of related
  income taxes..................    250.7          252.5                258.1          (510.6)               250.7

Income from discontinued
  operations, net of related
  income taxes..................    107.2          107.2                 73.2          (180.4)               107.2
                                -------------- ---------------- -------------------- ----------------- -----------------
Net income......................  $ 357.9        $ 359.7            $   331.3         $(691.0)          $    357.9
                                ============== ================ ==================== ================= =================


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                                   PRINCIPAL LIFE
                                  PRINCIPAL        PRINCIPAL         INSURANCE                           PRINCIPAL
                                  FINANCIAL        FINANCIAL        COMPANY AND                          FINANCIAL
                                 GROUP, INC.     SERVICES, INC.  OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY         ONLY            COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities..........    $  (2.2)   $   (160.8)        $ 1,019.7            $136.1           $     992.8

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.....................        -          (218.0)         (4,919.1)              -                (5,137.1)
  Sales.........................        -           168.8           1,308.5               -                 1,477.3
  Maturities....................        -             -             2,802.0               -                 2,802.0
Mortgage loans acquired or
  originated....................        -             -              (949.6)              -                  (949.6)
Mortgage loans sold or repaid...        -             -               783.4               -                   783.4
Real estate acquired............        -             -              (105.7)              -                  (105.7)
Real estate sold................        -             -               131.7               -                   131.7
Net change in property and
  equipment.....................        -             -               (24.4)              -                   (24.4)
Net proceeds from sale of
  subsidiaries..................        -             9.3               5.6               -                    14.9
Purchases of interest in
  subsidiaries, net of cash
  acquired......................        -           (25.7)            (80.5)              -                  (106.2)
Dividends received from
  unconsolidated entities.......      300.0         527.9               -              (827.9)                  -
Net change in other investments.        0.3         155.1            (202.2)            (18.7)                (65.5)
                                -------------- ---------------- -------------------- ----------------- -----------------
Net cash provided by (used in)
  investing activities..........      300.3         617.4          (1,250.3)           (846.6)             (1,179.2)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

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
                                 PARENT ONLY         ONLY            COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock........       14.1            -                     -              -                14.1
Acquisition of treasury stock...     (222.3)           -                     -              -              (222.3)
Proceeds from financing element
  derivatives...................        -              -                    94.0            -                94.0
Payments for financing element
  derivatives...................        -              -                   (41.1)           -               (41.1)
Issuance of long-term debt......        -              -                     7.8            -                 7.8
Principal repayments of
  long-term debt................        -              -                  (221.1)           -              (221.1)
Net proceeds (repayments) of
  short-term borrowings.........        -             75.0                 (36.1)          10.7              49.6
Dividends paid to parent........        -           (300.0)               (504.9)         804.9               -
Investment contract deposits....        -              -                 3,740.9            -             3,740.9
Investment contract withdrawals.        -              -                (2,938.2)           -            (2,938.2)
Net decrease in banking
  operation deposits............        -              -                   (13.9)           -               (13.9)
                                -------------- ---------------- -------------------- ----------------- -----------------
Net cash provided by (used in)
  financing activities..........     (208.2)        (225.0)                 87.4          815.6             469.8
                                -------------- ---------------- -------------------- ----------------- -----------------
Net increase (decrease) in cash
  and cash equivalents..........       89.9          231.6                (143.2)         105.1             283.4

Cash and cash equivalents at
  beginning of year.............      173.8          872.7                 369.7         (223.7)          1,192.5
                                -------------- ---------------- -------------------- ----------------- -----------------
Cash and cash equivalents at end
  of year.......................  $   263.7       $1,104.3            $    226.5        $(118.6)        $ 1,475.9
                                ============== ================ ==================== ================= =================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                  PRINCIPAL                        PRINCIPAL LIFE
                                  FINANCIAL        PRINCIPAL         INSURANCE                           PRINCIPAL
                                  GROUP, INC.      FINANCIAL        COMPANY AND                          FINANCIAL
                                   PARENT       SERVICES, INC.   OTHER SUBSIDIARIES                      GROUP, INC.
                                    ONLY             ONLY             COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities..........     $(1.5)       $178.1           $  1,639.3         $  42.9            $  1,858.8

INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases.....................       -            88.5             (5,430.1)            -                (5,341.6)
  Sales.........................       -            10.4              1,777.4             -                 1,787.8
  Maturities....................       -             -                1,916.2             -                 1,916.2
Mortgage loans acquired or
  originated....................       -             -                 (873.4)            -                  (873.4)
Mortgage loans sold or repaid...       -             -                  532.4             -                   532.4
Real estate acquired............       -             -                 (152.4)            -                  (152.4)
Real estate sold................       -             -                   31.5             -                    31.5
Net change in property and
  equipment.....................       -             -                   (8.5)            -                    (8.5)
Net proceeds from sales of
  subsidiaries..................       -             -                   33.6             -                    33.6
Purchases of interest in
  subsidiaries, net of cash
  acquired......................       -             -                  (88.1)            -                   (88.1)
Dividends received from
  unconsolidated entities.......     300.0         (67.9)                81.3          (313.4)                  -
Net change in other investments.       -           (46.6)               (61.1)           40.6                 (67.1)
                                -------------- ---------------- -------------------- ----------------- -----------------
Net cash provided by (used in)
  investing activities..........     300.0         (15.6)            (2,241.2)         (272.8)             (2,229.6)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                  PRINCIPAL                        PRINCIPAL LIFE
                                  FINANCNIAL       PRINCIPAL         INSURANCE                           PRINCIPAL
                                  GROUP, INC.      FINANCIAL        COMPANY AND                          FINANCIAL
                                   PARENT        SERVICES, INC.  OTHER SUBSIDIARIES                      GROUP, INC.
                                    ONLY             ONLY             COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- -----------------
                                                                   (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock........       11.7            -                    -               -              11.7
Acquisition of treasury stock...     (300.0)           -                    -               -            (300.0)
Issuance of long-term debt......        -              0.1                  1.9            (0.1)            1.9
Principal repayments of
  long-term debt................        -              -                   (8.4)            -              (8.4)
Net proceeds of short-term
  borrowings....................        -             (7.5)                26.9           (11.6)            7.8
Dividends paid to parent........        -           (300.0)                (4.0)          304.0             -
Investment contract deposits....        -              -                5,052.1             -           5,052.1
Investment contract withdrawals.        -              -               (4,081.5)            -          (4,081.5)
Net increase in banking
  operation deposits............        -              -                  150.9             -             150.9
                                  ------------ ---------------- -------------------- ----------------- -----------------
Net cash provided by (used in)
  financing activities..........     (288.3)        (307.4)             1,137.9           292.3           834.5
                                  ------------ ---------------- -------------------- ----------------- -----------------
Net increase (decrease) in cash
  and cash equivalents..........       10.2         (144.9)               536.0            62.4           463.7

Cash and cash equivalents at
  beginning of year.............      332.1          977.7                 (9.4)         (572.6)          727.8
                                  ------------ ---------------- -------------------- ----------------- -----------------
Cash and cash equivalents at end
  of year.......................    $ 342.3       $  832.8            $   526.6        $ (510.2)       $1,191.5
                                  ============ ================ ==================== ================= =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of June 30, 2004, compared with December 31, 2003, and our consolidated results of operations for the three months and six months ended June 30, 2004 and 2003, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

o International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through subsidiaries in Argentina, Chile, Mexico and Hong Kong and joint ventures in Brazil, India, Japan, and Malaysia. On June 28, 2004, we entered into a definitive agreement for the sale of all the stock of our Argentine companies. Consequently, the results of operations for Argentina are reported as other after-tax adjustments for all periods presented. Prior to October 31, 2002, the segment included BT Financial Group, an Australia based asset manager. We sold substantially all of BT Financial Group, effective October 31, 2002. See "Transactions Affecting Comparability of Results of Operations" for further information about these two dispositions.

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

o Mortgage Banking, which engages in originating, purchasing, selling and servicing residential mortgage loans in the U.S. On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage, Inc. ("Principal Residential Mortgage") to CitiMortgage, Inc., described further in "Transactions Affecting Comparability of Results of Operations". As a result, the results of operations (excluding corporate overhead) for Mortgage Banking are reported as other after-tax adjustments for all periods presented.

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

POST ADVISORY GROUP. On August 21, 2003, we agreed to purchase approximately 68% of Post Advisory Group ("Post Advisory") for approximately $101.6 million. Effective October 15, 2003, we owned 23% of Post Advisory and purchased an additional 45% on, January 5, 2004. Our assets under management have increased $5.3 billion as a result of the acquisition. Effective October 15, 2003, the operations of Post Advisory are reported in our U.S. Asset Management and Accumulation segment.

PRINCIPAL PNB ASSET MANAGEMENT COMPANY. On August 31, 2003, we announced that our wholly owned subsidiary, Principal Financial Group (Mauritius) Ltd., had entered into a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks, to sell long-term mutual funds and related financial services in India. The new company will be called Principal PNB Asset Management Company. As part of this transaction, we will roll our existing fund management company, Principal Asset Management Company, into the joint venture. We will retain 65% of the new company, selling 30% to PNB, who will merge its own PNB funds into the new company, and 5% to Vijaya Bank. We closed the transaction on May 5, 2004.

On June 24, 2003, Principal Financial Group (Mauritius) Ltd. purchased an additional 50% ownership of IDBI - Principal Asset Management Company in India from Industrial Development Bank of India ("IDBI") for 940 million Indian Rupees ("INR") (approximately U.S. $20.3 million). This transaction gave Principal Financial Group (Mauritius) Ltd. 100% ownership of IDBI - Principal Asset Management Company. Upon completion of the transaction, IDBI - Principal Asset Management Company was renamed to Principal Asset Management Company.

As part of our International Asset Management and Accumulation segment, we account for Principal PNB Asset Management Company's statements of financial position using the full consolidation method of accounting. Activity that affected our statements of operations before our acquisition of majority ownership of the subsidiary is accounted for using the equity method of accounting.

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

DISPOSITIONS

PRINCIPAL INTERNATIONAL ARGENTINA S.A. On June 28, 2004, we entered into a definitive agreement for the sale of all the stock of Principal International Argentina S.A. ("Argentina"), our subsidiary in Argentina, and its wholly owned subsidiaries, Principal Life Compania de Seguros, S.A. and Principal Retiro Compania de Seguros de Retiro, S.A. We closed the transaction on July 2, 2004.

Our operations in Argentina qualify for discontinued operations treatment under Statement of Financial Accounting Standard No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), therefore, the results of operations have been removed from our results of continuing operations and cash flows for all periods presented. The results of operations for Argentina are reported as other after-tax adjustments in our International Asset Management and Accumulation segment.

Selected financial information for the discontinued operations of Argentina is as follows:

                                                       AS OF,
                                         -------------------------------------
                                              JUNE 30,        DECEMBER 31,
                                               2004              2003
                                         ------------------ ------------------
                                                     (IN MILLIONS)
ASSETS
Total investments...................         $33.4              $31.3
All other assets....................           8.6               10.9
                                         ------------------ ------------------
  Total assets......................         $42.0              $42.2
                                         ================== ==================

LIABILITIES
Policyholder liabilities............         $31.4              $31.1
All other liabilities...............           1.4                2.1
                                         ------------------ ------------------

Total liabilities...................         $32.8              $33.2
                                         ================== ==================

                                              FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                            --------------------------------     ----------------------------
                                                  2004              2003            2004            2003
                                            -----------------    -----------     ------------    ------------
                                                                       (IN MILLIONS)

Total revenues..........................             $3.6           $ 5.6           $5.8           $  5.7
                                            =================    ===========     ============    ============
Income (loss) from discontinued
    operations:

    Income (loss) before income taxes...             $0.5           $(1.1)          $0.3           $ (2.6)
    Income taxes........................              0.2             0.5            0.1              -
                                            -----------------    -----------     ------------    ------------
    Income (loss) from discontinued
      operations, net of related income
      taxes.............................             $0.3           $(1.6)          $0.2           $ (2.6)
                                            =================    ===========     ============    ============

PRINCIPAL  RESIDENTIAL  MORTGAGE,  INC.  On May  11,  2004,  we  entered  into a
definitive  agreement  for  the  sale  of  Principal   Residential  Mortgage  to
CitiMortgage, Inc. We closed the sale on July 1, 2004.

Our Mortgage Banking segment, which includes Principal Residential Mortgage, is accounted for as a discontinued operation, under SFAS 144 and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations and cash flows for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and therefore is still included in our results of continuing operations. The results of operations (excluding corporate overhead) are reported as other after-tax adjustments.

Selected financial information for the discontinued operations of Our Mortgage Banking segment is as follows:

                                                         AS OF,
                                           -------------------------------------
                                               JUNE 30,        DECEMBER 31,
                                                2004              2003
                                           ------------------ ------------------
                                                       (IN MILLIONS)
ASSETS
Mortgage loans.........................      $2,784.4             $2,256.5
Mortgage loan servicing rights.........       2,210.7              1,951.9
Cash and cash equivalents..............         631.4                674.6
All other assets.......................         839.7                675.8
                                           ------------------ ------------------
  Total assets.........................      $6,466.2             $5,558.8
                                           ================== ==================

                                                         AS OF,
                                           -------------------------------------
                                               JUNE 30,        DECEMBER 31,
                                                2004              2003
                                           ------------------ ------------------
                                                       (IN MILLIONS)
LIABILITIES
Short-term debt........................      $2,501.1             $1,450.9
Long-term debt.........................       1,393.0              1,393.0
All other liabilities..................       2,027.7              2,242.8
                                           ------------------ ------------------
  Total liabilities....................      $5,921.8             $5,086.7
                                           ================== ==================

                                                     FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                         ENDED JUNE 30,                  ENDED JUNE 30,
                                                ----------------------------     ----------------------------
                                                    2004            2003            2004            2003
                                                -------------    -----------     ------------    ------------
                                                                       (IN MILLIONS)

Total revenues..........................            $190.6        $   452.5         $446.1         $  857.0
                                                =============    ===========     ============    ============
Loss from continuing operations, net of
    related income taxes (corporate
    overhead)...........................            $ (5.4)       $    (4.5)        $(10.3)        $   (8.4)
Income (loss) from discontinued
    operations:
    Income (loss) before income taxes...              (5.7)            80.1           48.3            170.5
    Income taxes (benefits).............              (2.2)            30.5           18.3             64.7
                                                -------------    -----------     ------------    ------------
    Income (loss) from discontinued
       operations, net of related
       income taxes.....................              (3.5)            49.6           30.0            105.8
                                                -------------    -----------     ------------    ------------
Net income (loss) ......................            $ (8.9)       $    45.1         $ 19.7          $  97.4
                                                =============    ===========     ============    ============

Our U.S. Asset Management and Accumulation segment held $1,142.0 million and $804.8 million of residential mortgage banking escrow deposits (reported as other liabilities) as of June 30, 2004 and December 31, 2003, respectively, which were transferred as a result of the sale. U.S. Asset Management and Accumulation segment revenues from this arrangement reclassified to discontinued operations for the three months ended June 30, 2004 and 2003, were $(9.5)
million and $7.0 million, respectively. Revenues reclassified to discontinued operations, for the six months ended June 30, 2004 and 2003, were $(5.6) million and $13.1 million, respectively. Income (loss) from discontinued operations net of related income taxes, for the three months ended June 30, 2004 and 2003, was $(6.0) million and $2.5 million, respectively. Income (loss) from discontinued operations, net of related income taxes, for the six months ended June 30, 2004 and 2003, was $(3.5) million and $5.1 million, respectively.

BT FINANCIAL GROUP. On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of June 30, 2004, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S.

$537.4 million) from Westpac, with future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $105.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management. We do not anticipate receiving the contingent proceeds.

Excluding contingent proceeds, our total after-tax proceeds from the sale were approximately U.S. $890.0 million. This amount includes cash proceeds from Westpac, expected tax benefits, and gain from unwinding the hedged asset associated with our investment in BT Financial Group.

As of December 31, 2002, we accrued for an estimated after-tax loss on disposal of $208.7 million. During the three months ended and six months ended June 30, 2003, we incurred an additional after-tax loss of $0.4 million and $1.1 million, respectively. These losses are recorded in the loss from discontinued operations in the consolidated statements of operations. During the three months ended and six months ended June 30, 2004, we did not incur any after-tax gain or loss associated with the loss on disposal of BT Financial Group.

BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations and cash flows have been removed from our results of continuing operations for all periods presented.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $175.0 million as of June 30, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations required that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. A related judicial action is pending. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

OTHER TRANSACTIONS

SYNTHETIC FUEL PRODUCTION FACILITY. In June 2004, we acquired a significant variable interest in a coal-based synthetic fuel production facility where we are not the primary beneficiary. Our minority ownership interest was acquired in exchange for consideration of $37.0 million, which is primarily comprised of a non-recourse note payable for $36.0 million, as well as a commitment to fund our pro-rata share of the operations. We have also agreed to make additional payments to the seller based on our pro-rata allocation of the tax credits generated by the facility. The synthetic fuel produced at the facility through 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code (currently credits are not available for fuel produced after 2007). Our obligation to support the entity's future operations is, therefore, limited to the tax benefit we expect to receive.

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

PRINCIPAL RESIDENTIAL MORTGAGE CAPITAL RESOURCES, LLC. As a result of the implementation of Financial Accounting Standards Board (the "FASB") Interpretation No. 46: CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46"), effective July 1, 2003, Mortgage Banking assets and liabilities include the full consolidation of Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), which provides a source of funding for our residential mortgage loan production. On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc, which was completed on July 1, 2004.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted $0.5 million and negatively impacted $2.8 million for the three months ended June 30, 2004 and 2003 and positively impacted $1.1 million and negatively impacted $4.9 million for the six months ended June 30, 2004 and 2003, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. "Quantitative and Qualitative Disclosures about Market Risk."

PENSION AND OTHER POSTRETIREMENT BENEFIT EXPENSE

The 2004 annual pension benefit expense for substantially all of our employees and certain agents is approximately $56.4 million pre-tax, which is a $3.8 million decrease from the 2003 pre-tax pension expense of $60.2 million. Approximately $14.1 million and $28.2 million of pre-tax pension expense was reflected in the determination of net income for the three months and six months ended June 30, 2004, respectively. In addition, approximately $14.1 million of pre-tax pension expense will be reflected in each of the following two quarters for 2004. This decrease in expense over 2003 is primarily due to the plan's liability experience, an increase in the plan's turnover assumption, and the plan's asset performance. The discount rate used to determine the 2004 expense was 6.25%, which is down from the 6.5% discount rate used to calculate the 2003 expense. The expected long-term return on assets assumption used for the 2004 pension expense remained at 8.5%.

The divestiture of Principal Residential Mortgage will result in curtailment accounting under the pension and other postretirement benefit plans. We anticipate the curtailment will result in a gain, which will be included in the discontinued operations in third quarter 2004. Estimates are not available at this time, but we do not expect the gain will have a material impact on net income. The pension and other postretirement benefit plan expense for fourth quarter is anticipated to be lower than previous quarters as the result of the curtailment.

RECENT ACCOUNTING PRONOUNCEMENTS

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin ("SAB") 105, APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS ("SAB 105"), in which the SEC Staff expressed their view that the fair value of recorded loan commitments, including interest rate lock commitments ("IRLCs"), that are required to follow derivative accounting under Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, should not consider the expected future cash flows related to the associated servicing of the loan. We record IRLCs at zero value at the date of issuance with subsequent gains or losses measured by change in market interest rates. Therefore, this SAB did not have a material impact on our consolidated financial statements.

On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised 2003):
CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46R"), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. We adopted FIN 46R effective January 1, 2004, which did not have a material impact on our consolidated financial statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS ("SOP 03-1"). This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. We adopted SOP 03-1 effective January 1, 2004, and recorded a cumulative effect of accounting change of $(5.7) million, which is net of income tax benefits of $3.0 million. The accounting change impacted our Life and Health Insurance, U.S. Asset Management and Accumulation and International Asset Management and Accumulation segments.

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

We also had an after-tax cumulative effect related to an equity method investment within our International Asset Management and Accumulation segment of $(3.3) million, net of income taxes, as of January 1, 2004, for select deferred annuity products, which include guaranteed annuitization purchase rates. The guidance requires contracts which provide for potential benefits in addition to the account balance that are payable only upon annuitization to establish an additional liability if the present value of the annuitized benefits exceed the expected account balance at the expected annuitization date.

In addition, the guidance clarifies the accounting and classification for sales inducements. Although the valuation impacts were immaterial, we reclassified $37.6 million of sales inducements from DPAC to other assets effective January 1, 2004.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the periods indicated:

                                                        FOR THE THREE                      FOR THE SIX
                                                        MONTHS ENDED                       MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                   ---------------------------     --------------------------
                                                        2004         2003            2004           2003
                                                   -------------  ------------     ------------   -----------
                                                                            (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
  Premiums and other considerations...............    $   892.6      $  875.7      $ 1,813.0      $ 1,780.4
  Fees and other revenues.........................        364.2         276.7          696.8          543.3
  Net investment income...........................        789.2         808.8        1,575.4        1,601.8
  Net realized/unrealized capital losses..........        (66.3)         (9.7)        (108.8)         (84.2)
                                                   -------------  ------------     ------------   -----------
    Total revenues................................      1,979.7       1,951.5        3,976.4        3,841.3

Expenses:
  Benefits, claims and settlement expenses........      1,221.1       1,185.2        2,407.2        2,379.9
  Dividends to policyholders......................         74.4          73.9          147.7          154.0
  Operating expenses..............................        521.1         490.3        1,050.6          975.6
                                                   -------------  ------------     ------------   -----------
    Total expenses................................      1,816.6       1,749.4        3,605.5        3,509.5
                                                   -------------  ------------     ------------   -----------
Income from continuing operations before income
  taxes...........................................        163.1         202.1          370.9          331.8
Income taxes......................................         34.2          50.0           78.6           81.1
                                                   -------------  ------------     ------------   -----------
Income from continuing operations, net of
  related income taxes............................        128.9         152.1          292.3          250.7

Income (loss) from discontinued operations, net
  of related income taxes.........................         (9.2)         50.1           26.7          107.2
                                                   -------------  ------------     ------------   -----------
Income before cumulative effect of accounting
  change..........................................        119.7         202.2          319.0          357.9
Cumulative effect of accounting change, net of
  related income taxes............................          -             -             (5.7)           -
                                                   -------------  ------------     ------------   -----------
  Net income .....................................    $   119.7      $  202.2      $   313.3      $   357.9
                                                   =============  ============     ============   ===========

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Premiums and other considerations increased $16.9 million, or 2%, to $892.6 million for the three months ended June 30, 2004, from $875.7 million for the three months ended June 30, 2003. The increase reflected a $12.5 million increase from the Life and Health segment primarily due to growth in our specialty benefits business partially offset by the shift in customer preference from individual traditional life insurance products to individual universal and variable universal life insurance products. In addition, the increase was due to a $2.7 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $87.5 million, or 32%, to $364.2 million for the three months ended June 30, 2004, from $276.7 million for the three months ended June 30, 2003. The increase was largely due to a $66.6 million increase from the U.S. Asset Management and Accumulation segment primarily related to increased fees from our separate accounts, due to improvements in the equity markets and net cash flow from customers, which have led to higher account values. In addition, Life and Health Insurance fees and other revenues increased $19.6 million primarily due to growth in the universal life and variable universal life insurance business and the acquisition of the Molloy Companies effective January 2, 2004.

Net investment income decreased $19.6 million, or 2%, to $789.2 million for the three months ended June 30, 2004, from $808.8 million for the three months ended June 30, 2003. The decrease was primarily related to a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 5.8% for the three months ended June 30, 2004, compared to 6.2% for the three months ended June 30, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment. Partially offsetting the decrease was a $2,447.4 million, or 5%, increase in average invested assets and cash.

Net realized/unrealized capital losses increased $56.6 million to $66.3 million for the three months ended June 30, 2004, from $9.7 million for the three months ended June 30, 2003. The increase in net realized losses was primarily due to the mark to market of certain seed money investments and the realized loss related to the sale of a foreign investment.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended June 30, 2004.

                                                     FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                 ----------------------------------------------------------------------------
                                                       NET REALIZED                           NET REALIZED/
                                                          GAINS                                UNREALIZED
                                                       (LOSSES) ON          HEDGING           CAPITAL GAINS
                                   IMPAIRMENTS           DISPOSAL         ADJUSTMENTS           (LOSSES)
                                 ---------------- ------------------- ----------------- ---------------------
                                                                (IN MILLIONS)

Fixed maturity securities (1)...  $   (14.8)          $    (7.1)         $   (58.0)         $   (79.9)
Equity securities (2)...........       (0.2)                1.2                -                  1.0
Mortgage loans on real
  estate (3)....................      (11.1)                -                  -                (11.1)
Real estate.....................        -                   0.4                -                  0.4
Derivatives.....................        -                   -                 68.9               68.9
Other (4).......................        -                 (30.7)             (14.9)             (45.6)
                                 ---------------- ------------------- ----------------- ---------------------
  Total.........................  $   (26.1)          $   (36.2)         $    (4.0)         $   (66.3)
                                 ================ =================== ================= =====================

-----------------------
(1) Impairments include $7.4 million in recoveries on the sale of previously impaired assets and $22.2 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $7.5 million and gross realized losses of $14.6 million, excluding the impact of hedging.
(2) Impairments include $0.2 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $2.1 million and gross realized losses of $0.9 million.
(3) Includes $9.8 million in realized losses due to sale, foreclosure, or impairment write-down of commercial mortgage loans and a $1.3 million increase in commercial mortgage valuation allowance.
(4) Net realized gains (losses) on disposal includes $9.9 million in losses on seed money and $20.1 million in losses related to the sale of a foreign investment.

Benefits, claims and settlement expenses increased $35.9 million, or 3%, to $1,221.1 million for the three months ended June 30, 2004, from $1,185.2 million for the three months ended June 30, 2003. The increase resulted from a $31.8 million increase in the Life and Health Insurance segment due to health insurance reserve refinements, increased health insurance claim costs per member and growth in our specialty benefits business.

Dividends to policyholders increased $0.5 million, or 1%, to $74.4 million for the three months ended June 30, 2004, from $73.9 million for the three months ended June 30, 2003. The increase was attributable to a $2.0 million increase from the U.S. Management and Accumulation segment, resulting from an increase in dividends for our participating pension full-service accumulation products. Partially offsetting this increase was a $1.5 million decrease in dividends to policyholders for the Life and Health Insurance segment due to changes in the individual life insurance dividend crediting rates resulting from a declining interest rate environment.

Operating expenses increased $30.8 million, or 6%, to $521.1 million for the three months ended June 30, 2004, from $490.3 million for the three months ended June 30, 2003. The increase was largely due to a $24.9 million increase from the U.S Asset Management and Accumulation segment due to our acquisition of Post Advisory in the third quarter of 2003 and to a lesser extent an increase in management fees.

Income taxes decreased $15.8 million, or 32%, to $34.2 million for the three months ended June 30, 2004 from $50.0 million for the three months ended June 30, 2003. The effective income tax rate was 21% for the three months ended June 30, 2004 and 25% for the three months ended June 30, 2003. The effective income tax rates for the three months ended June 30, 2004 and 2003 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The decrease in the effective tax rate to 21% for the three months ended June 30, 2004, from 25% for the three months ended June 30, 2003, was primarily due to reduced pre-tax net income relative to a moderate increase in expected permanent tax differences.

As a result of the foregoing factors and the inclusion of income (loss) from discontinued operations, net income decreased $82.5 million, or 41%, to $119.7 million for the three months ended June 30, 2004, from $202.2 million for the three months ended June 30, 2003. The income (loss) from discontinued operations was related to our sale of Principal Residential Mortgage and Argentine companies in 2004 and a change in the estimated loss on disposal of BT Financial Group in 2003

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Premiums and other considerations increased $32.6 million, or 2%, to $1,813.0 million for the six months ended June 30, 2004, from $1,780.4 million for the six months ended June 30, 2003. The increase reflected a $30.6 million increase from the International Asset Management and Accumulation segment, primarily a result of an increase in Chile due to the strengthening of the Chilean peso versus the U.S. dollar and record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction. In addition, Life and Health segment premiums increased $24.2 million primarily due to growth in our specialty benefits business partially offset by the shift in customer preference from individual traditional life insurance products to individual universal and variable universal life insurance products. The increases were partially offset by a $22.2 million decrease from the U.S. Asset Management and Accumulation segment, resulting from a decrease in individual payout annuity sales, primarily related to increased competitive pressures and decrease in our pension full-service payout sales of single premium group annuities with life contingencies.

Fees and other revenues increased $153.5 million, or 28%, to $696.8 million for the six months ended June 30, 2004, from $543.3 million for the six months ended June 30, 2003. The increase was largely due to a $113.0 million increase from the U.S. Asset Management and Accumulation segment primarily related to fees from our separate accounts, due to improvements in the equity markets and net cash flow from customers, which have led to higher account values. In addition, Life and Health Insurance fees and other revenues increased $32.8 million primarily due to the acquisition of the Molloy Companies effective January 2, 2004 and due to growth in the universal life and variable universal life insurance business.

Net investment income decreased $26.4 million, or 2%, to $1,575.4 million for the six months ended June 30, 2004, from $1,601.8 million for the six months ended June 30, 2003. The decrease was primarily related to a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 5.8% for the six months ended June 30, 2004, compared to 6.2% for the six months ended June 30, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment. Partially offsetting the decrease was a $2,953.2 million, or 6%, increase in average invested assets and cash.

Net realized/unrealized capital losses increased $24.6 million, or 29%, to $108.8 million for the six months ended June 30, 2004, from $84.2 million for the six months ended June 30, 2003. The increase in net realized losses was primarily due to the mark to market of certain seed money investments, an increase in commercial mortgage losses, and a realized loss related to the sale of a foreign investment offset by lower other than temporary impairments on fixed maturity securities.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the six months ended June 30, 2004.

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                 ----------------------------------------------------------------------------
                                                       NET REALIZED                          NET REALIZED/
                                                          GAINS                               UNREALIZED
                                                       (LOSSES) ON           HEDGING         CAPITAL GAINS
                                   IMPAIRMENTS           DISPOSAL          ADJUSTMENTS          (LOSSES)
                                 ------------------ ----------------- ------------------- -------------------
                                                                (IN MILLIONS)

Fixed maturity securities (1)...  $   (36.6)          $    (1.9)         $   (30.0)         $   (68.5)
Equity securities (2)...........       (4.2)                5.1                 -                 0.9
Mortgage loans on real
  estate (3)....................      (22.8)                 -                  -               (22.8)
Real estate.....................       (3.3)                4.4                 -                 1.1
Derivatives.....................        -                   -                 (4.0)              (4.0)
Other (4).......................        -                  (7.1)              (8.4)             (15.5)
                                 ------------------ ----------------- ------------------- -------------------
  Total.........................  $   (66.9)          $     0.5          $   (42.4)         $  (108.8)
                                 ================== ================= =================== ===================

-----------------------
(1) Impairments include $9.8 million in recoveries on the sale of previously impaired assets and $46.4 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $17.3 million and gross realized losses of $19.2 million, excluding the impact of hedging.
(2) Impairments include $4.2 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $7.1 million and gross realized losses of $2.0 million.
(3) Includes $15.4 million in realized losses due to sale, foreclosure, or impairment write-down of commercial mortgage loans and a $7.4 million increase in commercial mortgage valuation allowance.
(4) Net realized gains (losses) on disposal includes $7.5 million in gains on seed money and $20.0 million in losses related to the sale of a foreign investment.

Benefits, claims and settlement expenses increased $27.3 million, or 1%, to $2,407.2 million for the six months ended June 30, 2004, from $2,379.9 million for the six months ended June 30, 2003. The increase was primarily due to a $39.0 million increase from the International Asset Management and Accumulation segment, primarily a result of an increase in Chile due to the strengthening of the Chilean peso versus the U.S. dollar and higher reserve expenses due to record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction. In addition, the Life and Health Insurance segment benefits, claims, and settlement expense increased $30.1 million due to growth in our specialty benefits business, health insurance reserve refinements, and increased health insurance claim costs per member. Partially offsetting these increases was a $40.3 million decrease for the U.S. Asset Management and Accumulation segment, reflecting a decrease in our pension full-service accumulation products due to lower interest credited on our non-participating deposit type business and to a lesser extent due to decreases in cost of interest credited on declining business from our participating block.

Dividends to policyholders decreased $6.3 million, or 4%, to $147.7 million for the six months ended June 30, 2004, from $154.0 million for the six months ended June 30, 2003. The decrease was attributable to a $5.0 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life insurance dividend crediting rates due to a declining interest rate environment. In addition, U.S. Management and Accumulation dividends to policyholders decreased $1.3 million resulting from a decrease in dividends for our participating pension full-service accumulation products.

Operating expenses increased $75.0 million, or 8%, to $1,050.6 million for the six months ended June 30, 2004, from $975.6 million for the six months ended June 30, 2003. The increase was largely due to a $42.0 million increase from the U.S Asset Management and Accumulation segment due to our acquisition of Post Advisory in the third quarter of 2003 and to a lesser extent an increase in investment management expenses. In addition, the International Asset Management and Accumulation segment operating expenses increased $12.0 million partially due to an increase in Mexico primarily due to the acquisition of Genera in July 2003 and an increase in Chile primarily due to non-deferrable commissions on record sales of single premium annuities with life contingencies and the strengthening of the Chilean peso versus the U.S. dollar. Also, the operating expenses for the Life and Health Insurance segment increased $11.1 million due to the acquisition of the Molloy Companies and increased non-deferrable production related expenses due to growth in the business.

Income taxes decreased $2.5 million, or 3%, to $78.6 million for the six months ended June 30, 2004 from $81.1 million for the six months ended June 30, 2003. The effective income tax rate was 21% for the six months ended June 30, 2004 and 24% for the six months ended June 30, 2003. The effective income tax rate for the six months ended June 30, 2004 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, a tax benefit associated with the sale of a foreign investment and interest exclusion from taxable income. The effective income tax rate for the six months ended June 30, 2003 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The decrease in the effective tax rate to 21% for the six months ended June 30, 2004, from 24% for the six months ended June 30, 2003, was primarily due to a tax benefit associated with the sale of a foreign investment.

As a result of the foregoing factors and the inclusion of income (loss) from discontinued operations and the cumulative change in accounting principle, net of related income taxes, net income decreased $44.6 million, or 12%, to $313.3 million for the six months ended June 30, 2004, from $357.9 million for the six months ended June 30, 2003. The income (loss) from discontinued operations was related to our sale of Principal Residential Mortgage and Argentine companies in 2004 and a change in the estimated loss on disposal of BT Financial Group in 2003. The cumulative effect of accounting change was related to our implementation of SOP 03-1.

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

The following table presents segment information as of or for the periods indicated:

                                                      AS OF OR FOR THE THREE             AS OF OR FOR THE SIX
                                                           MONTHS ENDED                      MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  -------------------------------    -------------------------------
                                                      2004              2003             2004            2003
                                                  --------------    -------------    --------------    -------------
                                                                           (IN MILLIONS)

OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation........     $     906.8       $     862.0      $   1,800.1      $   1,741.9
International Asset Management and
   Accumulation...............................           122.3             106.2            235.3            180.7
Life and Health Insurance.....................         1,030.7           1,001.8          2,066.0          2,014.1
Mortgage Banking..............................             -                 -                -                -
Corporate and Other (1).......................           (11.9)             (2.0)           (10.3)             1.0
                                                  --------------    -------------    --------------    -------------
  Total segment operating revenues............         2,047.9           1,968.0          4,091.1          3,937.7
Net realized/unrealized capital losses,
  including recognition of front-end fee
  revenues and certain market value
  adjustments to fee revenues(2)..............           (68.2)            (16.5)          (114.7)           (96.4)
                                                  --------------    -------------    --------------    -------------
  Total revenue per consolidated statements
   of operations..............................     $   1,979.7       $   1,951.5      $   3,976.4      $   3,841.3
                                                  ==============    =============    ==============    =============
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .......     $     121.7       $     105.7      $     241.2      $     200.6
International Asset Management and
   Accumulation...............................             9.3              11.9             17.9             18.5
Life and Health Insurance.....................            56.9              62.9            131.7            122.0
Mortgage Banking..............................            (5.4)             (4.5)           (10.3)            (8.4)
Corporate and Other ..........................            (9.1)            (10.4)           (20.6)           (15.4)
                                                  --------------    -------------    --------------    -------------
  Total segment operating earnings............           173.4             165.6            359.9            317.3
Net realized/unrealized capital losses, as
   adjusted(2)................................           (44.5)            (13.5)           (67.6)           (66.6)
Other after-tax adjustments(3)................            (9.2)             50.1             21.0            107.2
                                                  --------------    -------------    --------------    -------------
   Net income per consolidated statements of
     operations...............................     $     119.7       $     202.2      $     313.3      $     357.9
                                                  ==============    =============    ==============    =============
TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation (4)....     $  87,733.0       $  77,647.6      $  87,733.0      $  77,647.6
International Asset Management and
   Accumulation...............................         3,123.9           2,531.3          3,123.9          2,531.3
Life and Health Insurance.....................        12,472.5          11,857.0         12,472.5         11,857.0
Mortgage Banking (5)..........................         6,466.2           4,119.5          6,466.2          4,119.5
Corporate and Other (6).......................         1,577.3           2,466.3          1,577.3          2,466.3
                                                  --------------    -------------    --------------    -------------
  Total assets................................     $ 111,372.9       $  98,621.7      $ 111,372.9      $  98,621.7
                                                  ==============    =============    ==============    =============

-----------------------
(1) Includes inter-segment eliminations primarily related to internal investment management fee revenues and commission fee revenues paid to U.S. Asset Management and Accumulation agents for selling Life and Health Insurance segment insurance products.

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

                                                          FOR THE THREE                       FOR THE SIX
                                                           MONTHS ENDED                      MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  --------------------------------   -------------------------------
                                                      2004              2003             2004             2003
                                                  -------------     --------------   -------------    --------------
                                                                           (IN MILLIONS)

Net realized/unrealized capital losses...........     $ (66.3)       $     (9.7)      $   (108.8)      $    (84.2)
Certain market value adjustments to fee revenues         (2.9)             (6.7)            (5.8)           (16.5)
Recognition of front-end fee revenues............         1.0              (0.1)            (0.1)             4.3
                                                  -------------     --------------   -------------    --------------
  Net realized/unrealized capital losses,
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues .................       (68.2)            (16.5)          (114.7)           (96.4)
Amortization of deferred policy acquisition and
    sales inducement costs related to net
    realized/unrealized capital gains
    (losses) ....................................         0.5              (0.4)             2.6              3.3
Capital (gains) losses distributed...............         0.8              (1.9)            (1.2)            (1.0)
Minority interest capital (gains) losses.........        (0.1)              0.4             (0.2)             0.3
                                                  -------------     --------------   -------------    --------------
  Net realized/unrealized capital losses,
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues, net of related
    amortization of deferred policy acquisition
    and sales inducement costs, capital gains
    (losses) distributed and minority capital
    gains (losses)...............................       (67.0)            (18.4)          (113.5)           (93.8)

Income tax effect ...............................        22.5               4.9             45.9             27.2
                                                  -------------     --------------   -------------    --------------
  Net realized/unrealized capital losses, as
    adjusted.....................................     $ (44.5)       $    (13.5)      $    (67.6)      $    (66.6)
                                                  =============     ==============   =============    ==============

(3)For the three months ended June 30, 2004, other after-tax adjustments of $9.2 million included (1) the negative effect of a loss from discontinued operations of Principal Residential Mortgage ($9.5 million) and (2) the positive effect of income from discontinued operations of Argentina ($0.3 million). For the three months ended June 30, 2003, other after-tax adjustments of $50.1 million included (1) the positive effect of income from discontinued operations of Principal Residential Mortgage ($52.1 million) and
   (2) the negative effects of: (a) a loss from discontinued operations of Argentina ($1.6 million) and (b) a change in the estimated loss on disposal of BT Financial Group ($0.4 million). For the six months ended June 30, 2004, other after-tax adjustments of $21.0 included (1) the positive effects of:
   (a) income from discontinued operations of Principal Residential Mortgage ($26.5 million) and (b) income from discontinued operations of Argentina
   ($0.2 million) and (2) the negative effect from a cumulative effect of an accounting change, a result of our implementation of SOP 03-1 ($5.7 million). For the six months ended June 30, 2003, other after-tax adjustments of $107.2 million included (1) the positive effect of income from discontinued operations of Principal Residential Mortgage ($110.9 million) and (2) the negative effects of: (a) a loss from discontinued operations of Argentina ($2.6 million) and (b) a change in the estimated loss on disposal of BT Financial Group ($1.1 million).

(4)U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $755.7 million at June 30, 2004, and $927.8 million at June 30, 2003. Changes in fair value of the separate account are reflected in both separate account assets and separate account liabilities.

(5)As a result of our implementation of FIN 46, effective July 1, 2003, Mortgage Banking assets include the full consolidation of PRMCR, which provides a source of funding for our residential mortgage loan production. PRMCR held $2.3 billion in mortgage loans held for sale as of June 30, 2004, which are reported as assets of discontinued operations on our consolidated statements of financial position.

(6)Includes inter-segment elimination amounts related to an internal line of credit, long-term borrowings, and internally generated mortgage loans. The Corporate and Other segment managed a revolving line of credit used by other segments. The U.S. Asset Management and Accumulation segment provides a source of funding for the Mortgage Banking segment's mortgage servicing rights. The U.S. Asset Management and Accumulation segment and the Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment.

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

                                                      FOR THE THREE                       FOR THE SIX
                                                       MONTHS ENDED                      MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                              -------------------------------    ------------------------------
                                                  2004              2003             2004             2003
                                              --------------    -------------    -------------    -------------
                                                                        (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues(1):
  Premiums and other considerations.....       $      77.1       $      74.4      $    166.0       $    188.2
  Fees and other revenues...............             255.2             193.5           485.0            378.3
  Net investment income.................             574.5             594.1         1,149.1          1,175.4
                                              --------------    -------------    -------------    -------------
    Total operating revenues............             906.8             862.0         1,800.1          1,741.9

Expenses:
  Benefits, claims and settlement
    expenses, including dividends to
    policyholders.......................             504.1             508.6         1,002.7          1,044.2
  Operating expenses....................             241.5             216.9           479.9            439.8
                                              --------------    -------------    -------------    -------------
    Total expenses......................             745.6             725.5         1,482.6          1,484.0
                                              --------------    -------------    -------------    -------------
Pre-tax operating earnings..............             161.2             136.5           317.5            257.9
Income taxes............................              39.5              30.8            76.3             57.3
                                              --------------    -------------    -------------    -------------
Operating earnings......................             121.7             105.7           241.2            200.6
Net realized/unrealized capital losses,
  as adjusted ..........................             (20.3)            (29.0)          (57.5)           (60.1)
Other after-tax adjustments.............              (6.0)              2.5            (5.0)             5.1
                                              --------------    -------------    -------------    -------------
U. S. GAAP REPORTED:
Net income..............................       $      95.4       $      79.2      $    178.7       $    145.6
                                              ==============    =============    =============    =============

--------------------------
(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Premiums and other considerations increased $2.7 million, or 4%, to $77.1 million for the three months ended June 30, 2004, from $74.4 million for the three months ended June 30, 2003. The increase primarily resulted from an $11.9 million increase in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. Offsetting this increase was a $9.2 million decrease in individual payout annuity sales, primarily related to increased competitive pressures.

Fees and other revenues increased $61.7 million, or 32%, to $255.2 million for the three months ended June 30, 2004, from $193.5 million for the three months ended June 30, 2003. Pension full-service accumulation fees and other revenue increased $36.5 million primarily due to an increase in fees from our separate accounts, due to improvements in the equity markets and net cash flow from customers, which have led to higher account values. In addition, Principal Global Investors fees and other revenues increased $22.5 million primarily due to increased management fees stemming from our acquisition of Post Advisory in third quarter of 2003 and an increase in assets under management.

Net investment income decreased $19.6 million, or 3%, to $574.5 million for the three months ended June 30, 2004, from $594.1 million for the three months ended June 30, 2003. The decrease primarily resulted from a decrease in the average annualized yield on invested assets and cash, which was 5.6% for the three months ended June 30, 2004, compared to 6.1% for the three months ended June 30, 2003. This reflects lower yields on cash and fixed maturity securities and commercial mortgages due in part to a lower interest rate environment. The decrease was partially offset by a $1,840.3 million, or 5%, increase in average invested assets and cash.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $4.5 million, or 1%, to $504.1 million for the three months ended June 30, 2004, from $508.6 million for the three months ended June 30, 2003. The decrease primarily resulted from an $11.1 decrease in our pension full-service accumulation business due to lower interest credited on our non-participating deposit type business. Also contributing to the decrease was a $6.1 million decrease from individual payout annuity, which resulted largely from the lower sales of individual payout life annuities. Partially offsetting the overall decrease was a $12.1 million increase in our pension full-service payout business as a result of increased sales of single premium group annuities with life contingencies.

Operating expenses increased $24.6 million, or 11%, to $241.5 million for the three months ended June 30, 2004, from $216.9 million for the three months ended June 30, 2003. The increase primarily resulted from an $11.3 million increase in Principal Global Investors due to our acquisition of Post Advisory in the third quarter of 2003 and to a lesser extent an increase in investment management expenses. In addition, pension full-service accumulation expenses increased $6.1 million primarily due to an increase in amortization of DPAC and non-deferrable expenses. Furthermore, individual fixed annuity expenses increased $5.4 million primarily due to our growing block of fixed deferred annuity business.

Income taxes increased $8.7 million, or 28%, to $39.5 million for the three months ended June 30, 2004, from $30.8 million for the three months ended June 30, 2003. The effective income tax rate for this segment was 25% for the three months ended June 30, 2004, and 23% for the three months ended June 30, 2003. The effective income tax rates for the three months ended June 30, 2004 and 2003, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for the corporate dividends received and other tax-exempt income. The increase in the effective tax rate was primarily due to a greater increase in pre-tax operating earnings relative to the increase in permanent tax differences.

As a result of the foregoing factors, operating earnings increased $16.0 million, or 15%, to $121.7 million for the three months ended June 30, 2004 from $105.7 million for the three months ended June 30, 2003.

Net realized/unrealized capital losses, as adjusted, decreased $8.7 million, or 30%, to $20.3 million for the three months ended June 30, 2004, from $29.0 million for the three months ended June 30, 2003. The decrease is primarily due to fewer mark to market losses related to hedging activities partially offset by losses on sales of other fixed maturity securities compared to gains on sale in 2Q 03.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $16.2 million, or 20%, to $95.4 million for the three months ended June 30, 2004, from $79.2 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, net income included the negative effect of other after-tax adjustments totaling $6.0 million related to a loss from discontinued operations associated with the sale of Principal Residential Mortgage. For the three months ended June 30, 2003, net income included the positive effect of other after-tax adjustments totaling $2.5 million related to income from discontinued operations associated with the sale of Principal Residential Mortgage.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Premiums and other considerations decreased $22.2 million, or 12%, to $166.0 million for the six months ended June 30, 2004, from $188.2 million for the six months ended June 30, 2003. The decrease primarily resulted from a $14.3 million decrease in individual payout annuity sales, primarily related to increased competitive pressures. Also contributing to the decrease was a $7.9 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $106.7 million, or 28%, to $485.0 million for the six months ended June 30, 2004, from $378.3 million for the six months ended June 30, 2003. Pension full-service accumulation fees and other revenue increased $57.6 million primarily due to an increase in fees from our separate accounts, due to improvements in the equity markets and net cash flow from customers, which have led to higher account values. In addition, Principal Global Investors fees and other revenues increased $37.1 million primarily due to increased management fees stemming from our acquisition of Post Advisory in third quarter of 2003 and an increase in assets under management.

Net investment income decreased $26.3 million, or 2%, to $1,149.1 million for the six months ended June 30, 2004, from $1,175.4 million for the six months ended June 30, 2003. The decrease primarily resulted from a decrease in the average annualized yield on invested assets and cash, which was 5.7% for the six months ended June 30, 2004, compared to 6.2% for the six months ended June 30, 2003. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment. The decrease was partially offset by a $2,343.6 million, or 6%, increase in average invested assets and cash.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $41.5 million, or 4%, to $1,002.7 million for the six months ended June 30, 2004, from $1,044.2 million for the six months ended June 30, 2003. The decrease primarily resulted from a $20.3 million decrease in our pension full-service accumulation products due to lower interest credited on our non-participating deposit type business and to a lesser extent due to decreases in cost of interest credited on declining business from our participating block. Also contributing to the decrease was a $10.7 million decrease from individual payout annuity, which resulted largely from the lower sales of individual payout life annuities. In addition, pension full-service payout decreased $8.7 million primarily due to decreased sales of single premium group annuities with life contingencies.

Operating expenses increased $40.1 million, or 9%, to $479.9 million for the six months ended June 30, 2004, from $439.8 million for the six months ended June 30, 2003. The increase primarily resulted from a $20.1 million increase in Principal Global Investors due to our acquisition of Post Advisory in the third quarter of 2003 and to a lesser extent an increase in investment management expenses. In addition, pension full-service accumulation expenses increased $12.5 million primarily due to an increase in non-deferrable expenses.

Income taxes increased $19.0 million, or 33%, to $76.3 million for the six months ended June 30, 2004, from $57.3 million for the six months ended June 30, 2003. The effective income tax rate for this segment was 24% for the six months ended June 30, 2004, and 22% for the six months ended June 30, 2003. The effective income tax rates for the six months ended June 30, 2004 and 2003, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for the corporate dividends received and other tax-exempt income. The increase in the effective tax rate was primarily due to a greater increase in pre-tax operating earnings relative to the increase in permanent tax differences.

As a result of the foregoing factors, operating earnings increased $40.6 million, or 20%, to $241.2 million for the six months ended June 30, 2004 from $200.6 million for the six months ended June 30, 2003.

Net realized/unrealized capital losses, as adjusted, decreased $2.6 million, or 4%, to $57.5 million for the six months ended June 30, 2004, from $60.1 million for the six months ended June 30, 2003. The decrease is primarily due to lower other than temporary declines in the value of certain fixed maturity securities and fewer mark to market losses related to hedging activities partially offset by an increase in commercial mortgage losses and losses on sale of fixed maturity securities compared to gains in 2003.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $33.1 million, or 23%, to $178.7 million for the six months ended June 30, 2004, from $145.6 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net income included the negative effect of other after-tax adjustments totaling $5.0 million related to:
(1) a loss from discontinued operations associated with the sale of Principal Residential Mortgage ($3.5 million) and (2) a cumulative effect of accounting change due to our implementation of SOP 03-1 ($1.5 million). For the six months ended June 30, 2003, net income included the positive effect of other after-tax adjustments totaling $5.1 million related to income from discontinued operations associated with the sale of Principal Residential Mortgage.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following  table  presents  certain  summary  financial data relating to the
International  Asset  Management  and  Accumulation   segment  for  the  periods
indicated:

                                                  FOR THE THREE                       FOR THE SIX
                                                  MONTHS ENDED                       MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                         --------------------------------    ------------------------------
                                             2004              2003             2004              2003
                                         -------------     --------------    ------------     -------------
                                                                    (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other consideration...      $    52.3       $       50.6       $   111.1       $      80.5
  Fees and other revenues............           21.2               16.9            42.2              30.9
  Net investment income..............           48.8               38.7            82.0              69.3
                                         -------------     --------------    ------------     -------------
    Total operating revenues.........          122.3              106.2           235.3             180.7

Expenses:
   Benefits, claims and settlement
    expenses.........................           84.0               72.4           158.3             119.3
   Operating expenses................           26.2               20.8            51.7              40.3
                                         -------------     --------------    ------------     -------------
       Total expenses................          110.2               93.2           210.0             159.6
                                         -------------     --------------    ------------     -------------
Pre-tax operating earnings...........           12.1               13.0            25.3              21.1
Income taxes.........................            2.8                1.1             7.4               2.6
                                         -------------     --------------    ------------     -------------
Operating earnings...................            9.3               11.9            17.9              18.5
Net realized/unrealized capital gains
    (losses), as adjusted............            0.2               (0.5)            4.0              (3.9)

Other after-tax adjustments..........            0.3               (2.0)           (3.1)             (3.7)
                                         -------------     --------------    ------------     -------------
U.S. GAAP REPORTED:
Net income...........................      $     9.8             $  9.4       $    18.8       $      10.9
                                         =============     ==============    ============     =============
OTHER DATA:
Operating earnings:
   Principal International...........      $     9.3       $       11.9       $    17.9       $      18.5
   BT Financial Group................            -                  -               -                 -

Net income (loss):
    Principal International..........      $     9.8       $        9.8       $    18.8       $      12.0
    BT Financial Group...............            -                 (0.4)            -                (1.1)


----------------------------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Premiums and other considerations increased $1.7 million, or 3%, to $52.3 million for the three months ended June 30, 2004, from $50.6 million for the three months ended June 30, 2003. An increase of $4.8 million in Mexico was primarily due to additional premiums on single premium annuities with life contingencies. Partially offsetting this increase was a decrease of $3.2 million in Chile primarily a result of lower sales of single premium annuities with life contingencies, offset partially by the strengthening of the Chilean peso versus the U.S. dollar.

Fees and other revenues increased $4.3 million, or 25%, to $21.2 million for the three months ended June 30, 2004, from $16.9 million for the three months ended June 30, 2003. An increase of $1.8 million in Hong Kong was primarily a result of an increase in assets under management due to the acquisition of Dao Heng Fund Management in 2004. An increase of $1.6 million in India was primarily a result of accounting for Principal PNB Asset Management Company using the full consolidation method of accounting due to our majority ownership beginning third quarter 2003; prior to third quarter 2003, results were reported using equity method of accounting. In addition, an increase of $1.2 million in Mexico was primarily due to the acquisition of Principal Genera, S.A. de C.V., Operadora de Fondos de Inversion ("Genera") in July 2003.

Net investment income increased $10.1 million, or 26%, to $48.8 million for the three months ended June 30, 2004, from $38.7 million for the three months ended June 30, 2003. The increase was primarily due to a $433.1 million, or 28%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. The increase was partially offset by a decrease in investment yields. The annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, was 9.3% for the three months ended June 30, 2004, compared to 9.6% for the three months ended June 30, 2003.

Benefits, claims and settlement expenses increased $11.6 million, or 16%, to $84.0 million for the three months ended June 30, 2004, from $72.4 million for the three months ended June 30, 2003. An increase of $7.3 million in Chile was primarily a result of the strengthening of the Chilean peso versus the U.S. dollar, offset partially by decreased reserve expenses due to lower sales of single premium annuities with life contingencies. In addition, an increase of $4.4 million in Mexico was primarily a result of higher reserve expenses due to additional premiums on single premium annuities with life contingencies.

Operating expenses increased $5.4 million, or 26%, to $26.2 million for the three months ended June 30, 2004, from $20.8 million for the three months ended June 30, 2003. An increase of $2.6 million in Mexico was partially due to the acquisition of Genera in 2003. An increase of $1.4 million in India was primarily a result of accounting for Principal PNB Asset Management Company using the full consolidation method of accounting due to our majority ownership beginning third quarter 2003; prior to third quarter 2003, results were reported using equity method of accounting. In addition, an increase of $1.1 million in Hong Kong was primarily a result of increased marketing efforts and higher investment management expense caused by an increase in assets under management due to the acquisition of Dao Heng Fund Management in 2004.

Income taxes increased $1.7 million to $2.8 million for the three months ended June 30, 2004, from $1.1 million for the three months ended June 30, 2003. The increase was partially a result of an increase in deferred taxes related to a Brazilian equity method investment, coupled with a tax benefit in Mexico that was received in 2003.

As a result of the foregoing factors, operating earnings decreased $2.6 million, or 22%, to $9.3 million for the three months ended June 30, 2004, from $11.9 million for the three months ended June 30, 2003.

Net realized/unrealized capital gains, as adjusted, increased $0.7 million to $0.2 million of net realized/unrealized capital gains for the three months ended June 30, 2004, from $0.5 million of net realized/unrealized capital losses for the three months ended June 30, 2003. An increase of $2.6 million in Hong Kong was primarily due to a change in the fair value of embedded derivatives. Partially offsetting this increase was a decrease of $1.9 million in Chile primarily due to losses realized on the sale of fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $0.4 million, or 4%, to $9.8 million for the three months ended June 30, 2004, from $9.4 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, net income included the positive effect of other after-tax adjustments totaling $0.3 million related to income from discontinued operations of Argentina. For the three months ended June 30, 2003, net income included the negative effect of other after-tax adjustments totaling $2.0 million, related to: (1) the loss from discontinued operations of Argentina ($1.6 million) and (2) the change in the estimated loss on disposal of BT Financial Group ($0.4 million).

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Premiums and other considerations increased $30.6 million, or 38%, to $111.1 million for the six months ended June 30, 2004, from $80.5 million for the six months ended June 30, 2003. An increase of $27.0 million in Chile was primarily a result of the strengthening of the Chilean peso versus the U.S. dollar and record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction.

Fees and other revenues increased $11.3 million, or 37%, to $42.2 million for the six months ended June 30, 2004, from $30.9 million for the six months ended June 30, 2003. An increase of $4.1 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of AFORE Tepeyac in February 2003 and the acquisition of Genera in July 2003. An increase of $4.0 million in Hong Kong was primarily a result of an increase in assets under management due to the acquisition of Dao Heng Fund Management in 2004. In addition, an increase of $2.7 million in India was primarily a result of accounting for Principal PNB Asset Management Company using the full consolidation method of accounting due to our majority ownership beginning third quarter 2003; prior to third quarter 2003, results were reported using equity method of accounting.

Net investment income increased $12.7 million, or 18%, to $82.0 million for the six months ended June 30, 2004, from $69.3 million for the six months ended June 30, 2003. The increase was primarily due to a $433.1 million, or 28%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. The increase was partially offset by a decrease in investment yields. The annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, was 7.5% for the six months ended June 30, 2004, compared to 8.6% for the six months ended June 30, 2003.

Benefits, claims and settlement expenses increased $39.0 million, or 33%, to $158.3 million for the six months ended June 30, 2004, from $119.3 million for the six months ended June 30, 2003. An increase of $32.8 million in Chile was primarily a result of the strengthening of the Chilean peso versus the U.S. dollar and higher reserve expenses due to record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction.

Operating expenses increased $11.4 million, or 28%, to $51.7 million for the six months ended June 30, 2004, from $40.3 million for the six months ended June 30, 2003. An increase of $3.6 million in Mexico was primarily due to the acquisition of Genera in 2003. An increase of $3.2 million in Chile was primarily due to non-deferrable commissions on record sales of single premium annuities with life contingencies and the strengthening of the Chilean peso versus the U.S. dollar. An increase of $2.1 million in Hong Kong was primarily a result of increased marketing efforts and higher investment management fees caused by an increase in assets under management due to the acquisition of Dao Heng Fund Management in 2004. In addition, an increase of $2.1 million in India was primarily a result of accounting for Principal PNB Asset Management Company using the full consolidation method of accounting due to our majority ownership beginning third quarter 2003; prior to third quarter 2003, results were reported using equity method of accounting.

Income taxes increased $4.8 million to $7.4 million for the six months ended June 30, 2004, from $2.6 million for the six months ended June 30, 2003. The increase was primarily a result of an increase in deferred taxes related to our Brazilian equity method investment.

As a result of the foregoing factors, operating earnings decreased $0.6 million, or 3%, to $17.9 million for the six months ended June 30, 2004, from $18.5 million for the six months ended June 30, 2003.

Net realized/unrealized capital gains, as adjusted, increased $7.9 million to $4.0 million of net realized/unrealized capital gains for the six months ended June 30, 2004, from $3.9 million of net realized/unrealized capital losses for the six months ended June 30, 2003. An increase of $7.2 million in Hong Kong was primarily due to a change in the fair value of embedded derivatives.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $7.9 million, or 72%, to $18.8 million for the six months ended June 30, 2004, from $10.9 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net income included the effect of other after-tax adjustments totaling $3.1 million, related to: (1) the negative effect of cumulative effect of an accounting change related to the implementation of SOP 03-1 ($3.3 million) and (2) the positive effect of income from discontinued operations of Argentina ($0.2 million). For the six months ended June 30, 2003, net income included the negative effect of other after-tax adjustments totaling $3.7 million, related to: (1) the loss from discontinued operations of Argentina ($2.6 million) and (2) the change in the estimated loss on disposal of BT Financial Group ($1.1 million).

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

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                         FOR THE THREE                     FOR THE SIX
                                                         MONTHS ENDED                      MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                 ------------------------------    -----------------------------
                                                     2004             2003            2004             2003
                                                 --------------   -------------    ------------     ------------
                                                                         (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations........       $    763.2       $    750.7       $ 1,535.9        $ 1,511.7
  Fees and other revenues..................            103.2             83.6           200.8            168.0
  Net investment income....................            164.3            167.5           329.3            334.4
                                                 --------------   -------------    ------------     ------------
     Total operating revenues..............          1,030.7          1,001.8         2,066.0          2,014.1

Expenses:
  Benefits, claims and settlement expenses.            636.5            604.7         1,252.6          1,222.5
  Dividends to policyholders...............             73.1             74.6           145.1            150.1
  Operating expenses.......................            236.0            227.3           469.6            457.4
                                                 --------------   -------------    ------------     ------------
     Total expenses........................            945.6            906.6         1,867.3          1,830.0
                                                 --------------   -------------    ------------     ------------
Pre-tax operating earnings.................             85.1             95.2           198.7            184.1
Income taxes...............................             28.2             32.3            67.0             62.1
                                                 --------------   -------------    ------------     ------------
Operating earnings.........................             56.9             62.9           131.7            122.0

Net realized/unrealized capital losses, as
  adjusted.................................             (5.9)            (1.1)           (7.8)           (10.4)
Other after-tax adjustments................               -                -             (0.9)             -
                                                 --------------   -------------    ------------     ------------
U.S. GAAP REPORTED:
Net income.................................       $     51.0       $     61.8       $   123.0        $   111.6
                                                 ==============   =============    ============     ============

-----------
(1) Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Premiums and other considerations increased $12.5 million, or 2%, to $763.2 million for the three months ended June 30, 2004, from $750.7 million for the three months ended June 30, 2003. Specialty benefits insurance premiums increased $21.3 million primarily due to growth in the business. In addition, health insurance premiums increased $2.3 million, primarily due to rate increase partially offset by a decrease in average covered medical members and the establishment of a premium refund accrual for pending litigation related to a business exited in the 1990's. Partially offsetting these increases was a decrease of $11.1 million in individual life insurance premiums, primarily a result of the continued shift of customer preference from traditional life insurance products to fee-based universal and variable universal life insurance products.

Fees and other revenues increased $19.6 million, or 23%, to $103.2 million for the three months ended June 30, 2004, from $83.6 million for the three months ended June 30, 2003. Fee revenues from our individual life insurance business increased $11.0 million, primarily due to the continued shift in customer
preference  to  fee-based   universal  and  variable  universal  life  insurance
products. Fee revenues from our health insurance business increased $9.0 million, primarily a result of the acquisition of the Molloy Companies effective January 2, 2004.

Net investment income decreased $3.2 million, or 2%, to $164.3 million for the three months ended June 30, 2004, from $167.5 million for the three months ended June 30, 2003. The decrease primarily relates to a decrease in the average annualized yield on invested assets and cash, which was 6.5% for the three months ended June 30, 2004, compared to 6.8% for the three months ended June 30, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment. The decrease was partially offset by a $361.0 million, or 4%, increase in average invested assets and cash for the segment.

Benefits, claims and settlement expenses increased $31.8 million, or 5%, to $636.5 million for the three months ended June 30, 2004, from $604.7 million for the three months ended June 30, 2003. Health insurance benefits, claims and settlement expenses increased $19.7 million, primarily due to reserve refinements and increased claim costs per member. Specialty benefit insurance benefits, claims and settlement expenses increased $15.6 million, primarily due to growth in the business.

Dividends to policyholders decreased $1.5 million, or 2%, to $73.1 million for the three months ended June 30, 2004, from $74.6 million for the three months ended June 30, 2003. The decrease is primarily related to a decrease in the individual life insurance dividend crediting rates resulting from a declining interest rate environment.

Operating expenses increased $8.7 million, or 4%, to $236.0 million for the three months ended June 30, 2004, from $227.3 million for the three months ended June 30, 2003. Health insurance operating expenses increased $5.3 million, primarily a result of the acquisition of the Molloy Companies partially offset by a reduction in salary and benefit related expenses. Specialty benefits operating expenses increased $4.5 million primarily resulting from increased non-deferrable production related expenses due to growth in the business and from increased DPAC amortization.

Income taxes decreased $4.1 million, or 13%, to $28.2 million for the three months ended June 30, 2004, from $32.3 million for the three months ended June 30, 2003. The effective income tax rate for the segment was 33% for the three months ended June 30, 2004 and 34% for the three months ended June 30, 2003. The effective income tax rates for the three months ended June 30, 2004 and 2003 were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings decreased $6.0 million, or 10%, to $56.9 million for the three months ended June 30, 2004, from $62.9 million for the three months ended June 30, 2003.

Net realized/unrealized capital losses, as adjusted, increased $4.8 million to $5.9 million for the three months ended June 30, 2004, from $1.1 million for the three months ended June 30, 2003. The increase is primarily the result of higher capital losses on other than temporary declines in the value of certain fixed maturity securities.

As a result of the foregoing factors, net income decreased $10.8 million, or 17%, to $51.0 million for the three months ended June 30, 2004, from $61.8 million for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Premiums and other considerations increased $24.2 million, or 2%, to $1,535.9 million for the six months ended June 30, 2004, from $1,511.7 million for the six months ended June 30, 2003. Specialty benefits insurance premiums increased $41.5 million primarily due to growth in the business. In addition, health insurance premiums increased $3.6 million, primarily due to rate increase partially offset by a decrease in average covered medical members and the establishment of a premium refund accrual for pending litigation related to a business exited in the 1990's. Partially offsetting these increases was a decrease of $20.9 million in individual life insurance premiums, primarily a result of the continued shift of customer preference from traditional life insurance products to fee-based universal and variable universal life insurance products.

Fees and other revenues increased $32.8 million, or 20%, to $200.8 million for the six months ended June 30, 2004, from $168.0 million for the six months ended June 30, 2003. Fee revenues from our health insurance business increased $17.0 million, primarily a result of the acquisition of the Molloy Companies effective January 2, 2004. Fee revenues from our individual life insurance business increased  $15.6  million,  primarily  due to the  continued  shift in  customer
preference  to  fee-based   universal  and  variable  universal  life  insurance
products.

Net investment income decreased $5.1 million, or 2%, to $329.3 million for the six months ended June 30, 2004, from $334.4 million for the six months ended June 30, 2003. The decrease primarily relates to a decrease in the average annualized yield on invested assets and cash, which was 6.6% for the six months ended June 30, 2004, compared to 6.9% for the six months ended June 30, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment. The decrease was partially offset by a $287.5 million, or 3%, increase in average invested assets and cash for the segment.

Benefits, claims and settlement expenses increased $30.1 million, or 2%, to $1,252.6 million for the six months ended June 30, 2004, from $1,222.5 million for the six months ended June 30, 2003. Specialty benefit insurance benefits, claims and settlement expenses increased $25.4 million, primarily due to growth in the business. Health insurance benefits, claims and settlement expenses increased $17.2 million, primarily due to reserve refinements and increased claim costs per member. Partially offsetting these increases was a $12.5 million decrease in the individual life insurance benefits, claims and settlement expenses, primarily due to the impact of decreased premium and lower death claims.

Dividends to policyholders decreased $5.0 million, or 3%, to $145.1 million for the six months ended June 30, 2004, from $150.1 million for the six months ended June 30, 2003. The decrease is primarily related to a decrease in the individual life insurance dividend crediting rates resulting from a declining interest rate environment.

Operating expenses increased $12.2 million, or 3%, to $469.6 million for the six months ended June 30, 2004, from $457.4 million for the six months ended June 30, 2003. Health insurance operating expenses increased $9.7 million, primarily a result of the acquisition of the Molloy Companies partially offset by a decrease in premium tax related expenses and lower salary and benefit related expenses. Specialty benefits operating expenses increased $9.1 million primarily resulting from increased non-deferrable production related expenses due to growth in the business and increased DPAC amortization. Individual life insurance operating expenses decreased $6.6 million primarily due to lower DPAC amortization resulting from the impact of updating the mortality assumptions in the DPAC models for universal life and variable universal life insurance products.

Income taxes increased $4.9 million, or 8%, to $67.0 million for the six months ended June 30, 2004, from $62.1 million for the six months ended June 30, 2003. The effective income tax rate for the segment was 34% for the six months ended June 30, 2004 and 2003. The effective income tax rates for the six months ended June 30, 2004 and 2003 were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $9.7 million, or 8%, to $131.7 million for the six months ended June 30, 2004, from $122.0 million for the six months ended June 30, 2003.

Net realized/unrealized capital losses, as adjusted, decreased $2.6 million, or 25%, to $7.8 million for the six months ended June 30, 2004, from $10.4 million for the six months ended June 30, 2003. The decrease is primarily the result of lower capital losses on other than temporary declines in the value of certain fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $11.4 million, or 10%, to $123.0 million for the six months ended June 30, 2004, from $111.6 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, net income included the negative effect of other after-tax adjustments totaling $0.9 million, due to a cumulative effect of accounting change, a result of our implementation of SOP 03-1.

MORTGAGE BANKING SEGMENT

The following table presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                                     FOR THE THREE                    FOR THE SIX
                                                      MONTHS ENDED                    MONTHS ENDED
                                                        JUNE 30,                        JUNE 30,
                                               ---------------------------    -----------------------------
                                                  2004            2003           2004             2003
                                               -----------     -----------    ------------     ------------
                                                                      (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues:
  Total operating revenues..................    $ -             $  -            $ -             $   -

Expenses:
  Total expenses............................      8.8              7.4           16.7              13.7
                                               -----------     -----------    ------------     ------------
Pre-tax operating loss......................     (8.8)            (7.4)         (16.7)            (13.7)
Income tax benefits.........................     (3.4)            (2.9)          (6.4)             (5.3)
                                               -----------     -----------    ------------     ------------
Operating loss..............................     (5.4)            (4.5)         (10.3)             (8.4)
Net realized/unrealized capital losses,
  as adjusted ..............................      -                -              -                 -
Other after-tax adjustments.................     (3.5)            49.6           30.0             105.8
                                               ------------    -----------    ------------     ------------
U. S. GAAP REPORTED:
Net income (loss)...........................    $(8.9)          $ 45.1          $19.7           $  97.4
                                               ============    ===========    ============     ============


THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Total expenses represent corporate overhead allocated to the Mortgage Banking segment and do not qualify for discontinued operations treatment.

Income tax benefits increased $0.5 million, or 17%, to $3.4 million for the three months ended June 30, 2004, from $2.9 million for the three months ended June 30, 2003. The increase is due to the increase in corporate overhead allocated to the Mortgage Banking segment.

As a result of the foregoing factors, operating loss increased $0.9 million, or 20%, to $5.4 million for the three months ended June 30, 2004, from $4.5 million for the three months ended June 30, 2003.

Net loss increased $54.0 million to $8.9 million of net loss for the three months ended June 30, 2004, from $45.1 million of net income for the three months ended June 30, 2003. Residential mortgage loan production net loss increased $142.2 million, which was primarily due to a decrease in mortgage loan production to $9.7 billion for the three months ended June 30, 2004, from $17.1 billion for the same period a year ago. The net loss increase was also due to smaller margins. Partially offsetting the overall increase in net loss was a $94.3 million increase in net income from residential mortgage loan servicing. The increase was primarily due to a $160.7 million pre-tax decrease in the loss from mortgage servicing rights valuation adjustments net of hedge activity.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Total expenses represent corporate overhead allocated to the Mortgage Banking segment and do not qualify for discontinued operations treatment.

Income tax benefits increased $1.1 million, or 21%, to $6.4 million for the six months ended June 30, 2004, from $5.3 million for the six months ended June 30, 2003. The increase is due to the increase in corporate overhead allocated to the Mortgage Banking segment.

As a result of the foregoing factors, operating loss increased $1.9 million, or 23%, to $10.3 million for the six months ended June 30, 2004, from $8.4 million for the six months ended June 30, 2003.

Net income decreased $77.7 million, or 80%, to $19.7 million for the six months ended June 30, 2004, from $97.4 million for the six months ended June 30, 2003. Residential mortgage loan production net income decreased $228.2 million, which was primarily due to a decrease in mortgage loan production to $16.5 billion for the six months ended June 30, 2004, from $32.6 billion for the same period a year ago. Net income also decreased due to smaller margins. Partially offsetting the overall decrease was a $156.5 million increase in net income from residential mortgage loan servicing. The increase was primarily due to a $216.6 million pre-tax decrease in the loss from mortgage servicing rights valuation adjustments net of hedge activity.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

                                                            FOR THE THREE                    FOR THE SIX
                                                             MONTHS ENDED                   MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------   ----------------------------
                                                        2004             2003           2004            2003
                                                     ------------    -------------   -----------     ------------
                                                                             (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues (1):
  Total operating revenues......................       $  (11.9)       $ (2.0)        $ (10.3)        $  1.0

Expenses:
  Total expenses................................            7.6          14.8            30.1           24.8
                                                     ------------    -------------   ------------    ------------
Pre-tax operating loss..........................          (19.5)        (16.8)          (40.4)         (23.8)
Income taxes benefits...........................          (10.4)         (6.4)          (19.8)          (8.4)
                                                     ------------    -------------   ------------    ------------
Operating loss..................................           (9.1)        (10.4)          (20.6)         (15.4)

Net realized/unrealized capital gains (losses),
  as adjusted...................................          (18.5)         17.1            (6.3)           7.8
Other after-tax adjustments.....................            -             -               -              -
                                                     ------------    -------------   ------------    ------------
U.S. GAAP REPORTED:
Net income (loss)...............................       $  (27.6)       $  6.7         $ (26.9)        $ (7.6)
                                                     ============    =============   ============    ============

------------
(1)  Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Total operating revenues decreased $9.9 million to a negative $11.9 million for the three months ended June 30, 2004, from a negative $2.0 million for the three months ended June 30, 2003. Net investment income decreased $7.8 million, primarily due to a decrease in average annualized investment yields for the segment. The decrease in total revenues was also partially due to a $2.2 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

Total expenses decreased $7.2 million, or 49%, to $7.6 million for the three months ended June 30, 2004, from $14.8 million for the three months ended June 30, 2003. A decrease of $3.9 million in interest expense was due to the March 2004 redemption of our surplus notes due 2024. Inter-segment eliminations included in this segment increased $2.2 million, resulting in a decrease in total expenses.

Income tax benefits increased $4.0 million, or 63%, to $10.4 million for the three months ended June 30, 2004, from $6.4 million for the three months ended June 30, 2003. The increase was partially a result of tax credits received on our investment in a synthetic fuel production facility as well as an increase in pre-tax operating loss.

As a result of the foregoing factors, operating loss decreased $1.3 million, or 13%, to $9.1 million for the three months ended June 30, 2004, from $10.4 million for the three months ended June 30, 2003.

Net realized/unrealized capital losses, as adjusted, increased $35.6 million to $18.5 million of net realized/unrealized capital losses for the three months ended June 30, 2004, from $17.1 million of net realized/unrealized capital gains for the three months ended June 30, 2003. The increase was primarily due to the mark to market of certain seed money investments and the realized capital loss related to the sale of a foreign investment. This increase was partially offset by higher other than temporary impairments recognized in 2003 compared to 2004.

As a result of the foregoing factors, net loss increased $34.3 million to $27.6 million of net loss for the three months ended June 30, 2004, from $6.7 million of net income for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Total operating revenues decreased $11.3 million to a negative $10.3 million for the six months ended June 30, 2004, from a positive $1.0 million for the six months ended June 30, 2003. Net investment income decreased $9.8 million, primarily due to a decrease in average annualized investment yields for the segment.

Total expenses increased $5.3 million, or 21%, to $30.1 million for the six months ended June 30, 2004, from $24.8 million for the six months ended June 30, 2003. An increase of $7.2 million related to a prepayment penalty recognized on redemption of our surplus notes due 2024. The increase was partially offset by a decrease of $4.3 million in interest expense from the redemption of our surplus notes.

Income tax benefits increased $11.4 million to $19.8 million for the six months ended June 30, 2004, from $8.4 million for the six months ended June 30, 2003. The increase was primarily a result of an increase in pre-tax operating loss as well as a tax benefit associated with the sale of a foreign investment.

As a result of the foregoing factors, operating loss increased $5.2 million, or 34%, to $20.6 million for the six months ended June 30, 2004, from $15.4 million for the six months ended June 30, 2003.

Net realized/unrealized capital losses, as adjusted, increased $14.1 million to $6.3 million of net realized/unrealized capital losses for the six months ended June 30, 2004, from $7.8 million of net realized/unrealized capital gains for the six months ended June 30, 2003. The increase was primarily due to mark to market of certain seed money investments and the realized capital loss related to the sale of foreign investments. The increases were partially offset by gains on sales of invested assets in 2004 and other than temporary impairments recognized in 2003.

As a result of the foregoing factors, net loss increased $19.3 million to $26.9 million for the six months ended June 30, 2004, from $7.6 million for the six months ended June 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure as of June 30, 2004.

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

* Discontinued Operation

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $992.8 million and $1,858.8 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in cash provided by our continuing operations between periods primarily related to increases in intercompany borrowings between our Corporate segment and a discontinued segment. These intercompany borrowings were settled on July 1, 2004, in addition to the settlement of all other intercompany arrangements and sales proceeds received as a result of the sale of Principal Residential

Mortgage to CitiMortgage Inc. Also contributing to the reduction in cash provided by operating activities was an increase in cash paid for benefits, claims and settlement expense.

Net cash used in investing activities was $1,179.2 million and $2,229.6 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in cash used in investing activities between periods was primarily related to an increase in the net sales and maturities of available-for-sale securities, mortgage loans and real estate. This was slightly offset by an increase in cash used to purchase subsidiaries as well as a decrease in proceeds received from the sale of subsidiaries. On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage Inc., which was finalized on July 1, 2004. Excluding the net inflows resulting from the settlement of intercompany accounts and borrowings, the after tax proceeds from this transaction are expected to be approximately $630.0 million, subject to post closing adjustments. We plan to use proceeds from the transaction primarily for organic growth of our core business, strategic acquisitions, and share repurchase.

Net cash provided by financing activities was $469.8 million and $834.5 million for the six months ended June 30, 2004, respectively. The decrease in net cash provided by financing activities was primarily due to the redemption of a surplus note in 2004 as well as a decrease in net deposits of investment contracts and bank deposits. These items were slightly offset by a decline in treasury stock acquired.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and retirement of existing debt and equity. In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission, which became effective on June 30, 2004. The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc ("PFG") and trust preferred securities of three subsidiary trusts. If we issue securities, we intend to use the proceeds from the sale of the securities offered by this prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. ("PFSI") unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement. As of June 30, 2004, no amounts have been issued under our shelf registration.

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

On May 19, 2004, Principal Life declared a dividend of up to $1.2 billion. Total stockholder dividends paid by Principal Life to its parent company through June 30, 2004 were $494.0 million.

On March 1, 2004, Principal Life redeemed $200.0 million of its surplus notes at a cost of $207.2 million. Principal Life and the Commissioner have agreed that this $207.2 million will be applied against Principal Life's 2004 ordinary dividend capacity. As a result, Principal Life may not pay an additional ordinary dividend in 2004. Principal Life has requested and received permission from the Commissioner to pay an extraordinary dividend of $700.0 million,$600.0 million of which was accrued as of June 30,2004.

COMMON STOCK ISSUED AND TREASURY STOCK ACQUIRED

In the last two years, our board of directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

In May 2004, our board of directors authorized a repurchase program of up to $700.0 million of our outstanding common stock. This program began after the completion of the May 2003 repurchase program, which authorized the repurchase of up to $300.0 million of our outstanding common stock. We acquired 6.3 million shares in the open market at an aggregate cost of $222.0 million during the six months ended June 30, 2004. As of June 30, 2004, $625.0 million remains outstanding under the May 2004 share repurchase authorization.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION OPERATIONS

Prior to 2004, we have received approximately U.S. $890.0 million of total proceeds from our sale of substantially all of BT Financial Group to Westpac. This amount includes cash proceeds from Westpac, expected tax benefits, and a gain from unwinding the hedged asset associated with our investment in BT Financial Group. An additional future contingent receipt of approximately U.S. $105.0 million may be received in 2004, if Westpac experiences growth in their retail assets under management. We do not anticipate receiving the contingent proceeds.

Our Brazilian, Chilean and Mexican operations produced positive cash flow from operations for the six months ended June 30, 2004 and 2003. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. In March 2004, our Brazilian operations returned $8.2 million and in May 2004 our Indian operations returned $7.5 million in the form of dividends to our subsidiary, Principal Financial Services, Inc. Our international operations have required infusions of capital of $4.2 million for the six months ended June 30, 2004, and $76.8 million for the six months ended June 30, 2003, primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

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

As previously explained, the results of operations of Principal Residential Mortgage and Argentina are accounted for as discontinued operations and therefore, their results of operations have been removed from our results of continuing operations for all periods presented. The reclassifications to discontinued operations have impacted our ratio of earnings to fixed charges, thus we have presented our reclassified ratio of earnings to fixed charges in the following table:


                                                         FOR THE SIX
                                                         MONTHS ENDED           FOR THE YEAR ENDED
                                                           JUNE 30,                DECEMBER 31,
                                                       ------------------   ----------------------------
                                                        2004      2003       2003       2002      2001
                                                       ------    --------   -------    ------    -------

Ratio of earnings to fixed charges before interest
  credited on investment products....................   7.7       6.8        8.3        4.5       3.2
Ratio of earnings to fixed charges...................   1.9       1.8        2.0        1.4       1.3


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of June 30, 2004, we had $1,069.7 million of long-term debt outstanding compared to $1,374.3 million at December 31, 2003. On March 10, 1994, our subsidiary, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. Subject to the Commissioner approval, the surplus notes due March 1, 2024, were optionally redeemable at Principal Life's election on or after March 1, 2004, in whole or in part at a redemption price of approximately 103.6% of par. We elected, with the Commissioner's approval, to redeem on March 1, 2004, the entire outstanding $200.0 million principal amount of surplus notes due March 1, 2024, at a redemption price of 103.6%. Total cash paid for the surplus note redemption on March 1, 2004, was $207.2 million.

Long-term debt was also reduced due to the sale of Principal Residential Mortgage and of a foreign investment and its associated long-term debt.

The following table presents payments due by period for long-term contractual obligations that have experienced significant changes since December 31, 2003.

                                                                AS OF JUNE 30, 2004
                          -------------------------------------------------------------------------------------------------
                                            SIX
                                           MONTHS
                                           ENDED                                                                2009 AND
    CONTRACTUAL                           DECEMBER                                                               THERE-
    OBLIGATIONS             TOTAL         31, 2004          2005          2006         2007         2008          AFTER
---------------------     -----------    -------------    ---------     ---------    ---------    ---------    ------------
                                                                (IN MILLIONS)

Long-term debt.........    $1,069.7        $ 239.8         $ 39.7        $32.2        $ 109.0      $  78.7       $ 570.3
Long-term debt
   Interest............       319.8           44.7           64.8         61.9           60.7         51.7          36.0
Operating leases:......
     Continuing
         operations....       175.3           25.7           43.8         35.0           23.0         19.2          28.6
     Discontinued
         Operations....         4.8            1.0            1.7          1.0            0.6          0.4           0.1


There have been no other significant changes to the long-term contractual obligations since December 31, 2003.

SHORT-TERM DEBT

As of June 30, 2004, we had $626.2 million of short-term debt outstanding compared to $702.8 million at December 31, 2003. As of June 30, 2004, we had credit facilities with various financial institutions in an aggregate amount of $2.1 billion. Our credit facilities include a $1.0 billion back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of June 30, 2004. Our credit facilities also include $700.0 million to finance a commercial mortgage-backed securities ("CMBS") pipeline, $100.0 million to purchase certain CMBS securities for investment purposes and $300.0 million in various other credit facilities. Short-term debt was reduced due to the sale of Principal Residential Mortgage.

OFF-BALANCE SHEET ARRANGEMENTS

SYNTHETIC FUEL PRODUCTION FACILITY. In June 2004, we acquired a significant variable interest in a coal-based synthetic fuel production facility where we are not the primary beneficiary. Our minority ownership interest was acquired in exchange for consideration of $37.0 million, which is primarily comprised of a non-recourse note payable for $36.0 million, as well as a commitment to fund our pro-rata share of the operations. We have also agreed to make additional payments to the seller based on our pro-rata allocation of the tax credits generated by the facility. The synthetic fuel produced at the facility through 2007 qualifies for tax credits pursuant to Section 29 of the Internal Revenue Code (currently credits are not available for fuel produced after 2007). Our obligation to support the entity's future operations is, therefore, limited to the tax benefit we expect to receive.

DELINQUENT RESIDENTIAL MORTGAGE LOAN FUNDING. Principal Residential Mortgage Funding, LLC ("PRMF"), provides an off-balance sheet source of funding for qualifying delinquent mortgage loans. We sell qualifying delinquent FHA and VA mortgage loans to PRMF which then transfers the loans to Principal Residential Mortgage EBO Trust ("Trust"), an unaffiliated Delaware business trust and a qualifying special purpose entity. At June 30, 2004 and 2003, the Trust held $589.8 million and $557.5 million in mortgage loans, respectively, and had outstanding participation certificates of $557.7 million and $528.0 million, respectively.

We are retained as the servicer of the mortgage loans and also perform accounting and various administrative functions on behalf of PRMF, in our capacity as the managing member of PRMF. As the servicer, we receive a servicing fee pursuant to the pooling and servicing agreement. We may also receive a successful servicing fee only after all other conditions in the monthly cash flow distribution are met. We received $21.6 million and $15.9 million in servicing and successful servicing fees from PRMF during the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, our residual interest in such cash flows was $47.3 million and $44.7 million, respectively, and was recorded in assets from discontinued operations on the consolidated statements of financial position.

On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc, which was completed on July 1, 2004.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of June 30, 2004, was approximately $170.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac"), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $175.0 million as of June 30, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations required that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. A related judicial action is pending. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

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

INVESTMENTS

We had total consolidated assets as of June 30, 2004, of $111.4 billion, of which $52.7 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $50.7 billion were held by our U.S. operations and the remaining $2.0 billion were held by our International Asset Management and Accumulation segment. On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc, which was completed on July 1, 2004. The invested assets and cash have been reclassified to assets from discontinued operations on the consolidated statements of financial position.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, is responsible for establishing all investment policies, reviewing and approving all investments. As of June 30, 2004, there are ten members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 66% and the debt service coverage ratio at loan inception was 2.2 times as of June 30, 2004.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of June 30, 2004.

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

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of June 30, 2004, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                                              AS OF JUNE 30,           AS OF DECEMBER 31,
                                                          ----------------------     ----------------------
                                                                   2004                      2003
                                                          ----------------------     ----------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                          ------------- --------     ------------  --------
                                                                           ($ IN MILLIONS)
Fixed maturity securities
  Public..........................................        $  24,179.8        48%     $  24,785.0      48%
  Private.........................................           11,897.0        24         11,343.0      22
Equity securities.................................              649.4         1            657.4       1
Mortgage loans
  Commercial......................................            9,790.7        19          9,630.4      19
  Residential.....................................            1,207.2         2          1,288.1       3
Real estate held for sale ........................              142.8         -            513.0       1
Real estate held for investment...................              895.1         2          1,003.6       2
Policy loans......................................              805.2         2            804.1       2
Other investments ................................            1,093.9         2          1,198.8       2
                                                          ------------- --------     -----------   --------
   Total invested assets..........................           50,661.1       100%        51,223.4     100%
                                                                        ========                   ========
Cash and cash equivalents.........................            1,399.8                    1,121.1
                                                          -------------              -----------
   Total invested assets and cash ................        $  52,060.9                $  52,344.5
                                                          =============              ===========

U.S. INVESTMENT RESULTS

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.6% for the three months ended June 30, 2004, compared to 6.1% for the three months ended June 30, 2003. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.7% for the six months ended June 30, 2004, compared to 5.9% for the six months ended June 30, 2003. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.


                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------
                                                    2004                           2003
                                           --------------------------- -----------------------------
                                               YIELD        AMOUNT          YIELD          AMOUNT
                                           ------------- ------------- ---------------   -----------
                                                                ($ IN MILLIONS)

Fixed maturity securities.............       5.9%          $ 537.5           6.3%         $  556.2
Equity securities.....................       6.3              10.4           7.6               6.9
Mortgage loans - Commercial...........       6.9             167.8           7.1             172.0
Mortgage loans - Residential..........       3.5              10.7           4.7              10.6
Real Estate...........................       7.0              21.6           6.0              20.2
Policy loans..........................       6.3              12.6           6.8              13.7
Cash and cash equivalents.............       1.9               4.8           1.9               4.3
Other investments.....................       4.1              11.1           5.5              13.6
                                                         -------------                   -----------
  Total before investment expenses....       5.9             776.5           6.3             797.5

Investment expenses...................       0.3              36.1           0.2              27.4
                                                         -------------                   -----------
  Net investment income...............       5.6%          $ 740.4           6.1%         $  770.1
                                                         =============                   ===========

                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------
                                                    2004                           2003
                                           --------------------------- -----------------------------
                                               YIELD        AMOUNT          YIELD         AMOUNT
                                           ------------- ------------- ---------------   -----------
                                                                ($ IN MILLIONS)

Fixed maturity securities.............       5.9%         $1,073.3           6.1%         $1,101.3
Equity securities.....................       6.7              22.0           5.4              13.7
Mortgage loans - Commercial...........       7.0             337.5           7.1             346.4
Mortgage loans - Residential..........       3.8              23.6           3.7              20.8
Real Estate...........................       8.8              55.9           5.7              41.8
Policy loans..........................       6.3              25.4           6.9              27.7
Cash and cash equivalents.............       1.3               8.3           1.5               8.7
Other investments.....................       2.4              13.5           4.6              25.6
                                                      ----------------                   -----------
  Total before investment expenses....       6.0           1,559.5           6.1           1,586.0

Investment expenses...................       0.3              66.1           0.2              53.5
                                                      ----------------                   -----------
  Net investment income...............       5.7%         $1,493.4           5.9%         $1,532.5
                                                      ================                   ===========

FIXED MATURITY SECURITIES

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 72% of total U.S. invested assets as of June 30, 2004 and 70% as of December 31, 2003. The fixed maturity securities portfolio was comprised, based on carrying amount, of 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of June 30, 2004 and 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2003. Included in the privately placed category as of June 30, 2004, and December 31, 2003, were $5.1 billion and $4.3 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of June 30, 2004, and December 31, 2003, as shown in the following table:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                              AS OF JUNE 30,          AS OF DECEMBER 31,
                                                          ----------------------   -----------------------
                                                                   2004                      2003
                                                          ----------------------   -----------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                          -------------  -------   -------------  --------
                                                                          ($ IN MILLIONS)
U.S. Government and agencies...........................   $     302.1         1%     $    610.9       2%
States and political subdivisions......................         688.9         2           537.0       1
Non-U.S. governments...................................         456.5         1           422.4       1
Corporate - public.....................................      17,799.1        49        18,033.4      50
Corporate - private....................................       9,907.7        28         9,693.1      27
Residential pass-through securities....................       1,477.2         4         2,070.3       6
Commercial MBS.........................................       3,238.6         9         2,917.4       8
Collateral mortgage obligations........................         619.6         2           294.6       1
Asset-backed securities................................       1,587.1         4         1,548.9       4
                                                          -------------  -------   -------------  --------
  Total fixed maturities...............................   $  36,076.8       100%     $ 36,128.0     100%
                                                          =============  =======   =============  ========

We held $6,922.5 million of mortgage-backed and asset-backed securities as of June 30, 2004, and $6,831.2 million as of December 31, 2003.

We believe that it is desirable to hold residential mortgage-backed securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of GNMA, FNMA and FHLMC pass-through securities.

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

The international exposure in our U.S. fixed maturity securities totaled $5,289.4 million, or 15% of total fixed maturity securities, as of June 30,

2004, comprised of corporate and foreign government fixed maturity securities. Of the $5,289.4 million as of June 30, 2004, investments totaled $1,538.6 million in the United Kingdom, $1,224.5 million in the continental European Union, $644.8 million in Asia, $439.1 million in South America, $388.2 million in Australia and $10.6 million in Japan. The remaining $1,043.6 million is invested in 13 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of June 30, 2004, our investments in Canada totaled $1,303.5 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of June 30, 2004, and December 31, 2003.

                                                          AS OF JUNE 30, 2004
                                                    ----------------------------
                                                             AMORTIZED
                                                               COST
                                                    ----------------------------
                                                           (IN MILLIONS)
HSBC Holdings PLC (1)...............................       $    511.7
American International Group Inc....................            392.6
Bank of America Corp................................            379.3
MBIA Inc. (2).......................................            375.2
General Electric Co.................................            294.0
Morgan Stanley......................................            274.7
Verizon Communications Inc..........................            261.0
Royal Bank of Scotland Group PLC....................            260.4
Citigroup Inc.......................................            257.5
Goldman Sachs Group Inc.............................            250.3
                                                    ----------------------------
  Total Top Ten Exposures...........................       $  3,256.7
                                                    ============================
----------------------
(1) Includes a $238.3 million investment classified as an equity security for GAAP. The investment issuer engages in managing investment grade third party bond investments and HSBC paper. All non-HSBC paper has the ultimate benefit of price support protection provided by HSBC Bank, PLC. Since Principal Life Insurance Company has the senior priority in the issuer, we believe many third party bonds could be liquidated to satisfy our claim. While we calculate our exposure on a gross basis, the value we attribute to the underlying collateral is $125 million.

(2) MBIA Inc. exposure is predominately comprised of the guarantee of underlying securities that are rated "A-" equivalent or better by the rating agencies on a stand alone basis. The MBIA wrap guarantees performance in the event of default of the underlying securities bringing the combined rating to AAA.

                                                        AS OF DECEMBER 31, 2003
                                                    ----------------------------
                                                              AMORTIZED
                                                                COST
                                                    ----------------------------
                                                           (IN MILLIONS)
HSBC Holdings PLIC (1)..............................       $    518.7
MBIA Inc. (2).......................................            380.6
American International Group Inc....................            363.1
Citigroup Inc.......................................            292.2
Bank of America Corp................................            265.6
Royal Bank of Scotland Group PLC....................            263.3
Verizon Communications Inc..........................            261.9
General Electric Co.................................            249.1
Morgan Stanley......................................            228.8
Bear Stearns Co.....................................            223.9
                                                    ----------------------------
  Total Top Ten Exposures...........................       $  3,047.2
                                                    ============================
----------------------
(1) Includes a $238.3 million investment classified as an equity security for GAAP. The investment issuer engages in managing investment grade third party bond investments and HSBC paper. All non-HSBC paper has the ultimate benefit of price support protection provided by HSBC Bank, PLC. Since Principal Life Insurance Company has senior priority in the issuer, we believe many third party bonds could be liquidated to satisfy our claim. While we calculate our exposure on a gross basis, the value we attribute to the underlying collateral is $125 million.

(2) MBIA Inc. exposure is predominately comprised of the guarantee of underlying securities which are rated "A-" equivalent or better by the rating agencies on a stand alone basis. The MBIA wrap guarantees performance in the event of a default of the underlying securities bringing the combined rating to AAA.

Our top ten exposures were rated an "A" equivalent or better by the rating agencies as of June 30, 2004 and December 31, 2003. As of June 30, 2004 and December 31, 2003, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The Securities Valuation Office ("SVO") of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC Designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC Designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of June 30, 2004, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 94%.

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

The following table presents our total fixed maturity securities by NAIC Designation and the equivalent ratings of the nationally recognized securities rating organizations as of June 30, 2004, and December 31, 2003, as well as the percentage, based on estimated fair value, that each designation comprises:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                              AS OF JUNE 30, 2004                           AS OF DECEMBER 31, 2003
                                      ------------------------------------------  ---------------------------------------------
                                                                      % OF                                         % OF
                       RATING                                         TOTAL                                         TOTAL
NAIC                   AGENCY           AMORTIZED     CARRYING      CARRYING       AMORTIZED        CARRYING       CARRYING
RATING (1)           EQUIVALENT            COST        AMOUNT        AMOUNT          COST            AMOUNT         AMOUNT
---------------   ------------------  -------------  ------------  -------------  -------------  -------------  ---------------
                                                                         ($ IN MILLIONS)

1               Aaa/Aa/A.............  $  17,964.2   $  18,650.7      52%          $  17,299.2    $  18,415.1        51%
2               Baa..................     14,474.1      15,149.2      42              13,579.3       14,657.1        41
3               Ba...................      1,542.7       1,617.4       5               1,998.0        2,123.1         6
4               B....................        422.3         422.6       1                 517.4          514.5         1
5               Caa and lower........         86.7          83.3       -                 230.9          225.4         1
6               In or near default...        147.0         153.6       -                 220.7          192.8         -
                                      -------------  ------------  -------------  -------------  -------------  ---------------
                  Total fixed
                    maturities.......  $  34,637.0   $  36,076.8     100%          $  33,845.5    $  36,128.0       100%
                                      =============  ============  =============  =============  =============  ===============

-----------------------
(1) Includes 122 securities with an amortized cost of $1,159.4 million, gross gains of $14.7 million, gross losses of $20.8 million and a carrying amount of $1,153.3 million as of June 30, 2004, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of June 30, 2004, we had invested 1.3% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of June 30, 2004, and December 31, 2003.

                              U.S. INVESTED ASSETS
             CORPORATE FIXED MATURITY SECURITIES BY SALOMON INDUSTRY

                                                             AS OF JUNE 30,            AS OF DECEMBER 31,
                                                                 2004                         2003
                                                     ---------------------------  --------------------------
                                                        CARRYING         % OF        CARRYING       % OF
                                                         AMOUNT          TOTAL        AMOUNT        TOTAL
                                                     --------------  -----------  -------------  -----------
                                                                            ($ IN MILLIONS)
INDUSTRY CLASS
Finance - Bank..........................               $  3,116.3          11%     $  3,041.9          11%
Finance - Insurance.....................                  2,126.3           8         1,718.1           6
Finance - Other.........................                  3,385.6          12         3,337.5          12
Industrial - Consumer...................                    863.8           3           879.4           3
Industrial - Energy.....................                  2,624.1           9         2,779.5          10
Industrial - Manufacturing..............                  5,411.3          20         5,729.6          21
Industrial - Other......................                    145.6           1           158.7           1
Industrial - Service....................                  4,382.9          16         4,503.0          16
Industrial - Transport..................                    945.7           3           967.8           4
Utility - Electric......................                  2,923.3          11         2,751.2          10
Utility - Other.........................                     58.8           -            67.4           -
Utility - Telecom.......................                  1,723.1           6         1,792.4           6
                                                     --------------  -----------  -------------  -----------
  Total.................................               $ 27,706.8         100%     $ 27,726.5         100%
                                                     ==============  ===========  =============  ===========

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

The realized losses relating to other than temporary impairments of fixed maturity securities were $36.6 million for the six months ended June 30, 2004. Following is a summary of our material impairments taken for the six months ended June 30, 2004:

o $16.7 million on public and private fixed maturity securities of a U.S. airline. The company has experienced an increasing degree of financial duress due to a high cost structure, increasingly competitive industry landscape and high fuel prices. The extent of this financial duress has pressured the company's liquidity position and increased the probability of a Chapter 11 filing in the future. These impairments are based on market prices for the public bonds and estimated market prices for the private bonds.

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

For the six months ended June 30, 2004, we realized $19.2 million of losses upon disposal of bonds excluding hedging adjustments. Included in this $19.2 million is $10.4 million related to sales of thirteen credit impaired names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer's creditworthiness, when a change in regulatory requirements modifies what constitutes a permissable investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of June 30, 2004, and December 31, 2003.


                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                                     AS OF JUNE 30, 2004
                                              --------------------------------------------------------------
                                                                 GROSS           GROSS
                                                AMORTIZED      UNREALIZED      UNREALIZED       CARRYING
                                                  COST           GAINS          LOSSES (1)        AMOUNT
                                              --------------  ------------  ---------------  ---------------
                                                                         (IN MILLIONS)

Finance - Bank..........................       $   3,014.1    $   125.3      $    23.1        $   3,116.3
Finance - Insurance.....................           2,090.6         66.5           30.8            2,126.3
Finance - Other.........................           3,284.5        132.9           31.8            3,385.6
Industrial - Consumer...................             826.4         45.0            7.6              863.8
Industrial - Energy.....................           2,479.9        167.0           22.8            2,624.1
Industrial - Manufacturing..............           5,180.0        259.9           28.6            5,411.3
Industrial - Other......................             139.4          7.4            1.2              145.6
Industrial - Service....................           4,169.1        238.3           24.5            4,382.9
Industrial - Transport..................             902.1         59.9           16.3              945.7
Utility - Electric......................           2,811.0        135.7           23.4            2,923.3
Utility - Other.........................              53.7          5.1            -                 58.8
Utility - Telecom.......................           1,619.7        113.4           10.0            1,723.1
                                              --------------  ------------  ---------------  ---------------
  Total corporate securities............          26,570.5      1,356.4          220.1           27,706.8
U.S. Government and agencies............             297.8          7.3            3.0              302.1
States and political subdivisions.......             666.1         28.5            5.7              688.9
Non-U.S. governments....................             411.3         46.4            1.2              456.5
Mortgage-backed and other
  asset-backed securities...............           6,597.4        280.6           55.8            6,822.2
                                              --------------  ------------  ---------------   --------------
  Total fixed maturity securities,
    available-for-sale..................       $  34,543.1    $ 1,719.2      $   285.8        $  35,976.5
                                              ==============  ============  ===============   ==============

-----------------------
(1) Included in the $285.8 million in unrealized losses is $16.5 million that relates to fixed maturity securities that are part of fair value hedging relationships and which have been recognized in net income versus other comprehensive income.


                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                                  AS OF DECEMBER 31, 2003
                                              --------------------------------------------------------------
                                                                 GROSS          GROSS
                                                AMORTIZED      UNREALIZED     UNREALIZED         CARRYING
                                                  COST           GAINS         LOSSES(1)          AMOUNT
                                              --------------  ------------  ---------------   --------------
                                                                    (IN MILLIONS)

Finance - Bank..........................       $   2,870.2    $   183.3      $    11.6        $   3,041.9
Finance - Insurance.....................           1,635.1         95.3           12.3            1,718.1
Finance - Other.........................           3,142.7        205.2           10.4            3,337.5
Industrial - Consumer...................             848.5         56.8           25.9              879.4
Industrial - Energy.....................           2,546.0        245.2           11.7            2,779.5
Industrial - Manufacturing..............           5,363.5        382.0           15.9            5,729.6
Industrial - Other......................             147.9         11.1            0.3              158.7
Industrial - Service....................           4,153.6        355.2            5.8            4,503.0
Industrial - Transport..................             914.2         74.6           21.0              967.8
Utility - Electric......................           2,581.4        179.1            9.3            2,751.2
Utility - Other.........................              61.4          6.8            0.8               67.4
Utility - Telecom.......................           1,623.2        170.5            1.3            1,792.4
                                              --------------  ------------  ---------------   --------------
  Total corporate securities............          25,887.7      1,965.1          126.3           27,726.5
U.S. Government and agencies............             599.0         12.9            1.0              610.9
States and political subdivisions.......             498.7         40.5            2.2              537.0
Non-U.S. governments....................             358.2         64.2            -                422.4
Mortgage-backed and other
  asset-backed securities...............           6,406.9        343.5           22.1            6,728.3
                                              --------------  ------------  ---------------   --------------
  Total fixed maturity securities,
    available-for-sale..................       $  33,750.5    $ 2,426.2      $   151.6        $  36,025.1
                                               =============  ============  ===============   ==============

-----------------------
(1) Included in the $151.6 million in unrealized losses is $24.8 million that relates to fixed maturity securities that are part of fair value hedging relationships and which have been recognized in net income versus other comprehensive income.

The total unrealized losses on our fixed maturity securities available-for-sale were $285.8 million and $151.6 million as of June 30, 2004 and December 31, 2003, respectively. Of the $285.8 million in gross unrealized losses as of June 30, 2004, there were $0.1 million in losses attributed to securities scheduled to mature in one year or less, $31.1 million is attributed to securities scheduled to mature between one to five years, $74.1 million is attributed to securities scheduled to mature between five to ten years, $124.7 million is attributed to securities scheduled to mature after ten years, and $55.8 million is related to mortgage-backed and other asset-back securities. The gross unrealized losses as of June 30, 2004 were concentrated primarily in Mortgage-backed and other asset-backed security, Finance - Other, Finance - Insurance, and Industrial-Manufacturing sectors. The gross unrealized losses as of December 31, 2003 were concentrated primarily in the Industrial-Consumer, Mortgage-backed and other asset-backed security, Industrial-Transportation, and Industrial-Manufacturing sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of June 30, 2004, and December 31, 2003.


                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY QUALITY

                                                                 AS OF JUNE 30, 2004
                                              ------------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED      CARRYING
                                                  COST          GAINS         LOSSES          AMOUNT
                                              -------------  ------------  --------------  ---------------
                                                                       (IN MILLIONS)
Investment Grade:
  Public...................................    $  22,001.3    $ 1,098.0      $   157.3      $  22,942.0
  Private..................................       10,343.1        513.9           99.4         10,757.6
Below Investment Grade:
  Public...................................        1,194.2         51.3            7.7          1,237.8
  Private..................................        1,004.5         56.0           21.4          1,039.1
                                              -------------  ------------  --------------  ---------------
Total fixed maturity securities,
  available-for-sale.......................    $  34,543.1    $ 1,719.2      $   285.8      $  35,976.5
                                              =============  ============  ==============  ===============

                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY QUALITY

                                                                   AS OF DECEMBER 31, 2003
                                              ------------------------------------------------------------
                                                                 GROSS          GROSS
                                                AMORTIZED      UNREALIZED     UNREALIZED       CARRYING
                                                  COST          GAINS          LOSSES           AMOUNT
                                              -------------  ------------  --------------  ---------------
                                                                        (IN MILLIONS)
Investment Grade:
  Public...................................    $  21,733.3    $ 1,590.6      $    36.1      $  23,287.8
  Private..................................        9,050.2        671.7           40.3          9,681.6
Below Investment Grade:
  Public...................................        1,407.6        102.1           12.4          1,497.3
  Private..................................        1,559.4         61.8           62.8          1,558.4
                                               ------------  ------------  --------------  ---------------
Total fixed maturity securities,
  available-for-sale.......................    $  33,750.5    $ 2,426.2      $   151.6      $  36,025.1
                                               ============  ============  ==============  ===============


                              U.S. INVESTED ASSETS
         UNREALIZED LOSSES ON INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                        AS OF JUNE 30, 2004
                                        ------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        ----------------------------  --------------------------  --------------------------
                                                         GROSS                         GROSS                      GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES       AMOUNT        LOSSES
                                        ------------- --------------  ------------ -------------  ------------ -------------
                                                                           (IN MILLIONS)

Three months or less..................   $   4,887.2   $     115.6    $   2,750.4    $   67.8     $   7,637.6   $  183.4
Greater than three to six months......         265.3          11.9          166.6         6.4           431.9       18.3
Greater than six to nine months.......          52.8           2.4           84.8         5.0           137.6        7.4
Greater than nine to twelve months....          65.4           3.4          146.6        12.9           212.0       16.3
Greater than twelve to twenty-four
  months..............................         156.0          14.0          115.2         7.1           271.2       21.1
Greater than twenty-four to thirty-
  six months..........................          43.4           8.5             -          -              43.4        8.5
Greater than thirty-six months........          25.6           1.5            6.6         0.2            32.2        1.7
                                        ------------- --------------  ------------ -------------  ------------ -------------
  Total fixed maturities, available-
    for-sale..........................   $   5,495.7   $     157.3    $   3,270.2    $   99.4     $   8,765.9   $  256.7
                                        ============= ==============  ============ =============  ============ =============


                              U.S. INVESTED ASSETS
         UNREALIZED LOSSES ON INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2003
                                        ------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        ----------------------------  --------------------------  --------------------------
                                                         GROSS                         GROSS                      GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES       AMOUNT        LOSSES
                                        ------------- --------------  ------------ -------------  ------------ -------------
                                                                              (IN MILLIONS)

Three months or less..................   $   1,157.2   $       7.2    $     574.6    $   14.2     $   1,731.8   $   21.4
Greater than three to six months......         794.3          10.6          464.4        14.9         1,258.7       25.5
Greater than six to nine months.......         417.7          13.4          209.2         8.5           626.9       21.9
Greater than nine to twelve months....          50.8           1.5            5.1         0.3            55.9        1.8
Greater than twelve to twenty-four
  months..............................           -             -             19.1         2.1            19.1        2.1
Greater than twenty-four to thirty-
  six months..........................          21.0           2.4             -          -              21.0        2.4
Greater than thirty-six months........          25.1           1.0           27.3         0.3            52.4        1.3
                                        ------------- --------------  ------------ -------------  ------------ -------------
  Total fixed maturities, available-
    for-sale..........................   $   2,466.1   $      36.1    $   1,299.7    $   40.3     $   3,765.8   $   76.4
                                        ============= ==============  ============ =============  ============ =============



                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON BELOW INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY


                                                                        AS OF JUNE 30, 2004
                                        ------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        ----------------------------  --------------------------  --------------------------
                                                          GROSS                         GROSS                      GROSS
                                          CARRYING      UNREALIZED      CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT         LOSSES         AMOUNT         LOSSES       AMOUNT        LOSSES
                                        ------------- --------------  ------------ -------------  ------------ -------------
                                                                              (IN MILLIONS)

Three months or less..................   $     110.4   $       2.7    $      84.3    $    3.2     $     194.7   $    5.9
Greater than three to six months......          49.4           3.6            0.4         0.1            49.8        3.7
Greater than six to nine months.......           -             -             16.2         0.9            16.2        0.9
Greater than nine to twelve months....           4.8           0.5           10.5         1.1            15.3        1.6
Greater than twelve to twenty-four
  months..............................          15.4           0.4           14.2         1.8            29.6        2.2
Greater than twenty-four to thirty-
  six months..........................           5.2           0.5           26.1         3.0            31.3        3.5
Greater than thirty-six months........           -             -             57.8        11.3            57.8       11.3
                                        ------------- --------------  ------------ -------------  ------------ -------------
  Total fixed maturities, available-
    for-sale..........................   $     185.2   $       7.7    $     209.5    $   21.4     $     394.7   $   29.1
                                        ============= ==============  ============ =============  ============ =============



                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON BELOW INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2003
                                        ------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        ----------------------------  --------------------------  --------------------------
                                                           GROSS                         GROSS                      GROSS
                                          CARRYING      UNREALIZED      CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT         LOSSES         AMOUNT         LOSSES       AMOUNT        LOSSES
                                        ------------- --------------  ------------ -------------  ------------ -------------
                                                                                (IN MILLIONS)

Three months or less..................   $      41.1   $       0.6    $      67.9    $   28.8     $     109.0   $   29.4
Greater than three to six months......           5.3           0.8           40.4         6.0            45.7        6.8
Greater than six to nine months.......           3.5           0.1           24.1         0.1            27.6        0.2
Greater than nine to twelve months....           -             -              0.8         0.1             0.8        0.1
Greater than twelve to twenty-four
  months..............................          26.9           0.8           68.6         9.1            95.5        9.9
Greater than twenty-four to thirty-
  six months..........................          64.2           8.8           62.6         8.2           126.8       17.0
Greater than thirty-six months........           9.1           1.3           78.6        10.5            87.7       11.8
                                        ------------- --------------  ------------ -------------  ------------ -------------
  Total fixed maturities, available-
    for-sale...................... ....   $    150.1   $      12.4    $     343.0    $   62.8     $     493.1   $   75.2
                                        ============= ==============  ============ =============  ============ =============

Of total gross unrealized losses as of June 30, 2004 and December 31, 2003, $256.7 million and $76.4 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $29.1 million and $75.2 million as of June 30, 2004 and December 31, 2003, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of June 30, 2004, and December 31, 2003.

                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                             AS OF JUNE 30, 2004
                                       ---------------------------------------------------------------------------------------------
                                          PROBLEM, POTENTIAL
                                            PROBLEM, AND                    ALL OTHER FIXED MATURITY
                                            RESTRUCTURED                         SECURITIES                    TOTAL
                                       --------------------------------   ------------------------------ ---------------------------
                                                             GROSS                            GROSS                        GROSS
                                           CARRYING        UNREALIZED        CARRYING       UNREALIZED       CARRYING    UNREALIZED
                                            AMOUNT           LOSSES           AMOUNT         LOSSES           AMOUNT      LOSSES
                                      ----------------  ---------------   --------------- -------------- -------------- ------------
                                                                                      (IN MILLIONS)

Three months or less..................   $     4.0        $    1.1          $  0.6          $  0.1          $   4.6       $  1.2
Greater than three to six months......         -               -              31.6             8.4             31.6          8.4
Greater than six to nine months.......         -               -               -               -                -            -
Greater than nine to twelve months....         -               -               -               -                -            -
Greater than twelve months............        10.1             2.9             -               -               10.1          2.9
                                      ----------------  ---------------   --------------- -------------- --------------  -----------
  Total fixed maturity securities,
    available-for-sale................   $    14.1       $     4.0          $ 32.2          $  8.5          $  46.3       $ 12.5
                                      ================  ===============   =============== ============== ============== ============

                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                             AS OF DECEMBER 31, 2003
                                       ---------------------------------------------------------------------------------------------
                                          PROBLEM, POTENTIAL
                                            PROBLEM, AND                    ALL OTHER FIXED MATURITY
                                            RESTRUCTURED                         SECURITIES                    TOTAL
                                       ---------------------------------   ------------------------------ --------------------------
                                                             GROSS                             GROSS                        GROSS
                                           CARRYING        UNREALIZED        CARRYING        UNREALIZED       CARRYING    UNREALIZED
                                            AMOUNT           LOSSES           AMOUNT          LOSSES           AMOUNT       LOSSES
                                       ----------------  ---------------   --------------- -------------- -------------- -----------
Three months or less..................   $      30.9       $  34.6             $   -       $       -         $   30.9     $   34.6
Greater than three to six months......           -             -                   -               -              -            -
Greater than six to nine months.......           -             -                   -               -              -            -
Greater than nine to twelve months....           0.5           0.1                 -               -              0.5          0.1
Greater than twelve months............           3.6           1.5                 7.7             2.2           11.3          3.7
                                       ----------------  ---------------   --------------- -------------  -------------- -----------
  Total fixed maturity securities,
    available-for-sale................   $      35.0       $  36.2             $   7.7     $       2.2       $   42.7     $   38.4
                                       ================  ===============   =============== =============  ============== ===========

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $12.5 million as of June 30, 2004 and $38.4 million as of December 31, 2003. The gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" were $4.0 million and $36.2 million as of June 30, 2004, and December 31, 2003, respectively.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                         AS OF JUNE 30,         AS OF DECEMBER 31,
                                                                        --------------------  ---------------------
                                                                               2004                   2003
                                                                        --------------------  ---------------------
                                                                                        ($ IN MILLIONS)

Total fixed maturity securities (public and private)............            $   36,076.8            $  36,128.0
                                                                        ====================  =====================
Problem fixed maturity securities...............................            $      106.5            $     152.5
Potential problem fixed maturity securities.....................                   130.1                  230.1
Restructured fixed maturity securities..........................                    19.9                   39.9
                                                                        --------------------  ---------------------
  Total problem, potential problem and restructured fixed
    maturity securities.........................................            $      256.5            $     422.5
                                                                        ====================  =====================
  Total problem, potential problem and restructured fixed
    maturity securities as a percent of total fixed maturity
    securities..................................................                     1%                     1%

MORTGAGE LOANS

Mortgage loans  comprised 21% and 22% of total U.S.  invested  assets as of June
30, 2004, and December 31, 2003, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $9,790.7 million as of June 30, 2004, and $9,630.4 million as of December 31, 2003, or 89% and 88% of total mortgage loan investments, respectively. Residential mortgages comprised $1,207.2 million as of June 30, 2004 and $1,288.1 million as of December 31, 2003, or 11% and 12% of total mortgage loan investments, respectively. Principal Bank holds the majority of residential loans to comply with federal thrift charter requirements.

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

California accounted for 20% of our commercial mortgage loan portfolio as of June 30, 2004. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of June 30, 2004, 36% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of June 30, 2004 and December 31, 2003 was 1,349 and 1,447, respectively. The average loan size of our commercial mortgage portfolio was $7.3 million as of June 30, 2004.

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on past loan loss experience and for specific loans considered to be impaired. Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we either establish a valuation allowance or adjust the cost basis of that loan and record a loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect the losses in our consolidated results of operations. Such increases (decreases) in valuation allowances aggregated $7.4 million for the six months ended June 30, 2004 and $(34.0) million for the year ended December 31, 2003.

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

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                    AS OF JUNE 30,          AS OF DECEMBER 31,
                                                                  --------------------   -----------------------
                                                                         2004                      2003
                                                                  --------------------   -----------------------
                                                                                    ($ IN MILLIONS)

Beginning balance..........................................          $          49.6           $          83.6
Provision..................................................                     21.2                       1.3
Release....................................................                    (13.8)                    (35.3)
                                                                  --------------------   -----------------------
Ending balance.............................................          $          57.0           $          49.6
                                                                  ====================   =======================
Valuation allowance as % of carrying value before reserves.                      1%                        1%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

                              U.S. INVESTED ASSETS
       PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT
                                CARRYING AMOUNT

                                                                     AS OF JUNE 30,          AS OF DECEMBER 31,
                                                                  --------------------   -----------------------
                                                                          2004                      2003
                                                                  --------------------   -----------------------
                                                                                    ($ IN MILLIONS)

Total commercial mortgages ................................            $   9,790.7           $        9,630.4
                                                                  ====================   =======================
Problem commercial mortgages(1)............................            $      45.7           $           45.9
Potential problem commercial mortgages ....................                   68.6                       99.3
Restructured commercial mortgages .........................                   61.8                       65.3
                                                                  --------------------   -----------------------
  Total problem, potential problem and
    restructured commercial mortgages......................            $     176.1           $          210.5
                                                                  ====================   =======================
  Total problem, potential problem and restructured
    commercial mortgages as a percent of total commercial
    mortgages..............................................                    2%                         2%

--------------------
(1) Problem commercial mortgages include no mortgage loans in foreclosure as of June 30, 2004 and December 31, 2003.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of June 30, 2004, and December 31, 2003, the carrying amount of equity real estate investment was $1,037.9 million and $1,516.6 million, or 2% and 3%, of U.S. invested assets, respectively. We own real estate, real estate acquired upon foreclosure of commercial mortgage loans and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $895.1 million as of June 30, 2004, and $1,003.6 million as of December 31, 2003. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended June 30, 2004 and December 31, 2003, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of June 30, 2004, and December 31, 2003, was $142.8 million and $513.0 million, net of valuation allowances of $8.1 million and $19.1 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of June 30, 2004. By property type, there is a concentration in office buildings that represented approximately 42% of the equity real estate portfolio as of June 30, 2004.

OTHER INVESTMENTS

Our other investments totaled $1,093.9 million as of June 30, 2004, compared to $1,198.8 million as of December 31, 2003. Derivatives accounted for $552.3 million in other investments as of June 30, 2004. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

INTERNATIONAL INVESTMENT OPERATIONS

As of June 30, 2004, our international investment operations consist of the investments of Principal International comprised of $2.0 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of June 30, 2004, and December 31, 2003, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                                              AS OF JUNE 30,           AS OF DECEMBER 31,
                                                           ---------------------  -------------------------
                                                                   2004                      2003
                                                           ---------------------  -------------------------
                                                            CARRYING       % OF      CARRYING      % OF
                                                             AMOUNT        TOTAL      AMOUNT       TOTAL
                                                           ------------  -------  -------------  ----------
                                                                             ($ IN MILLIONS)
Fixed maturity securities
  Public..........................................         $  1,474.5        72%    $  1,312.3      66%
  Private.........................................                -           -           81.0       4
Equity securities.................................               38.5         2           41.8       2
Mortgage loans
  Residential.....................................              329.7        16          333.1      17
Real estate held for investment...................                8.8         1            9.5       1
Other investments ................................              188.9         9          213.3      10
                                                           ------------  -------  -------------  ----------
   Total invested assets..........................            2,040.4       100%       1,991.0     100%
                                                                         =======                 ==========
Cash and cash equivalents.........................               76.1                     71.4
                                                           ------------           -------------
   Total invested assets and cash ................         $  2,116.5               $  2,062.4
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

As of June 30, 2004, the difference between the asset and liability durations on our primary duration managed portfolio was +.04. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $30,206.3 million as of June 30, 2004.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of June 30, 2004, the weighted-average difference between the asset and liability durations on these portfolios was +.39. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $13,474.9 million as of June 30, 2004.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $1,783.6 million as of June 30, 2004.

Using the assumptions and data in effect as of June 30, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $65.2 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted average difference between the asset and liability durations).

                                           AS OF
                                       JUNE 30, 2004                                           NET FAIR
        RISK MANAGEMENT               VALUE OF TOTAL         DURATION           NET             VALUE
           STRATEGY                       ASSETS             OF ASSETS      DURATION GAP        CHANGE
----------------------------------  --------------------  ---------------  ---------------  --------------
                                                                                                 (IN
                                         (IN MILLIONS)                                          MILLIONS)

Primary duration-managed..........      $30,206.3             3.97             .04           $    (12.1)
Duration-monitored................       13,474.9             4.97             .39                (53.1)
Non duration-managed..............        1,783.6             5.61             N/A                  N/A
                                    --------------------                                    --------------
  Total...........................      $45,464.8                                            $    (65.2)
                                    ====================                                    ==============

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

We were also exposed to interest rate risk in our Mortgage Banking business. On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc, which was completed on July 1, 2004.

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

We have increased our credit exposure through credit default swaps by investing in subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of June 30, 2004 was $500.0 million and the mark to market value was $10.6 million. We also invested in credit default swaps creating replicated assets with a notional of $398.3 million and mark to market value of $5.1 million as of June 30, 2004.

We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). We recognized a $0.2 million pre-tax gain for the six months ended June 30, 2004.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of June 30, 2004, and December 31, 2003:

               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                                               AS OF JUNE 30,             AS OF DECEMBER 31,
                                                         ---------------------------  ------------------------
                                                                    2004                        2003
                                                         ---------------------------  ------------------------
                                                             NOTIONAL        % OF        NOTIONAL        % OF
                                                              AMOUNT         TOTAL        AMOUNT        TOTAL
                                                         ----------------  ---------  --------------  --------
                                                                              ($ IN MILLIONS)

Interest rate swaps.............................         $    5,303.9         52%     $   5,025.0         49%
Foreign currency swaps..........................              2,571.8         25          2,823.4         27
Credit default swaps ...........................                898.3          9            863.2          8
Bond forwards...................................                511.0          5            467.2          5
Swaptions.......................................                458.8          5            315.0          3
Currency forwards...............................                301.3          3            282.0          3
MBS forwards....................................                158.5          1            522.1          5
Call options....................................                 30.0          -             30.0          -
Put options.....................................                 21.0          -              -            -
Bond options....................................                 17.5          -             17.5          -
U.S. Treasury futures...........................                  8.0          -             27.8          -
Other...........................................                  1.5          -              1.5          -
                                                         ----------------  ---------  --------------  --------
  Total.........................................         $   10,281.6         100%    $  10,374.7        100%
                                                         ================  =========  ==============  ========

               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                                               AS OF JUNE 30,             AS OF DECEMBER 31,
                                                         ---------------------------  ------------------------
                                                                    2004                         2003
                                                         ---------------------------  ------------------------
                                                              CREDIT         % OF         CREDIT         % OF
                                                             EXPOSURE        TOTAL       EXPOSURE        TOTAL
                                                         ----------------  ---------  --------------  --------
                                                                               ($ IN MILLIONS)

Foreign currency swaps..........................            $     407.9         71%      $   637.1        78%
Interest rate swaps.............................                   84.7         15            69.0         9
Bond forwards...................................                   46.6          8            52.1         6
Credit default swaps............................                   17.9          3            45.9         6
Call options....................................                    7.5          2             6.6         1
Swaptions ......................................                    6.6          1             1.8         -
Currency forwards...............................                    1.9          -             0.3         -
                                                         ----------------  ---------  --------------  --------
  Total.........................................            $     573.1        100%      $   812.8       100%
                                                         ================  =========  ==============  ========

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                                       AS OF JUNE 30, 2004
                                        --------------------------------------------------------------------------------------------
                                                                                FAIR VALUE (NO ACCRUED INTEREST)
                                                                                ----------------------------------------------------
                                                                WEIGHTED
                                                                AVERAGE         -100 BASIS                         +100 BASIS
                                           NOTIONAL             TERM              POINT                               POINT
                                            AMOUNT               (YEARS)          CHANGE        NO CHANGE             CHANGE
                                        --------------------  ----------------  ------------  -------------   ----------------------
                                                                           ($ IN MILLIONS)

Interest rate swaps..................      $  5,303.9            5.94(1)         $ (104.1)      $   39.8         $   168.4
Bond forwards........................           511.0            2.24(5)             77.2           46.6              17.9
Swaptions............................           458.8            1.47(4)            (17.4)          (7.7)             (3.6)
Mortgage-backed forwards and options.           158.5            0.04(5)              0.9           (0.4)             (1.6)
Bond options.........................            17.5            2.29(5)             (1.6)          (0.5)              -
Put options..........................            21.0            4.98(5)              0.4            0.8               1.3
U.S. Treasury futures................             8.0            0.23(3)             (0.5)           -                 0.4
                                        --------------------                    ------------  -------------   ----------------------
   Total.............................      $  6,478.7                            $  (45.1)      $   78.6         $   182.8
                                        ====================                    ============  =============   ======================

--------------------
(1)  Based on maturity date of swap.
(2)  Based on maturity date of floor.
(3)  Based on maturity date.
(4)  Based on option date of swaption.
(5)  Based on settlement date.
(6)  Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING

As of June 30, 2004, the aggregate fair value of long-term debt was $1,196.0 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $45.6 million.

                                                                                 AS OF JUNE 30, 2004
                                                          --------------------------------------------------------------
                                                                           FAIR VALUE (NO ACCRUED INTEREST)
                                                          --------------------------------------------------------------
                                                             -100 BASIS                                 +100 BASIS
                                                            POINT CHANGE           NO CHANGE           POINT CHANGE
                                                          -------------------   -----------------   --------------------
                                                                                 (IN MILLIONS)

7.95% notes payable, due 2004......................        $      205.0          $     204.2          $      203.4
8.2% notes payable, due 2009.......................               588.3                562.1                 537.4
8% surplus notes payable, due 2044.................               121.8                110.1                  99.0
Non-recourse mortgages and notes payable...........               265.4                259.3                 253.4
Other mortgages and notes payable..................                61.1                 60.3                  59.5
                                                          -------------------   -----------------   --------------------
  Total long-term debt.............................        $    1,241.6          $   1,196.0          $    1,152.7
                                                          ===================   =================   ====================

----------------------

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of June 30, 2004, the fair value of our equity securities was $687.9 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $68.8 million. As of June 30, 2004, a 10% immediate and sustained decline in the equity markets would result in a decrease of asset-based fee revenues of $20.5 million over the next six months. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of June 30, 2004, was $2,326.2 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of June 30, 2004, the fair value of our foreign currency denominated fixed maturity securities was $299.2 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of June 30, 2004, was $242.7 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks. Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. As of June 30, 2004, we used currency forwards to hedge a portion of our net equity investment in our Mexican operations from currency fluctuations. The outstanding notional amount of the currency forwards relating to these operations was $30.5 million (approximately $350 million Mexican pesos) and we recognized a $0.9 million pre-tax gain in other comprehensive income for the six months ended June 30, 2004.

We estimate that as of June 30, 2004, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

EFFECTS OF INFLATION

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

ITEM 4.  CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer,
J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2004, and have concluded that our disclosure controls and procedures are effective.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES


The following table presents the amount of our share purchase activity for the periods indicated:

                      ISSUER PURCHASES OF EQUITY SECURITIES
                                                                                                          MAXIMUM
                                                                                                         NUMBER (OR
                                                                                                        APPROXIMATE
                                                                                                      DOLLAR VALUE) OF
                                                                                TOTAL NUMBER OF      SHARES (OR UNITS)
                                               TOTAL NUMBER                    SHARES (OR UNITS)      THAT MAY YET BE
                                                  OF            AVERAGE        PURCHASED AS PART        PURCHASED UNDER
                                               SHARES (OR      PRICE PAID       OF PUBLICLY           THE PLANS OR
                                                 UNITS)        PER SHARE         ANNOUNCED             PROGRAMS (IN
                  PERIOD                       PURCHASED       (OR UNIT)      PLANS OR PROGRAMS           MILLIONS)
-------------------------------------------- ----------------- ------------- ---------------------- ---------------------
January 1, 2004 - January 31, 2004......            644(3)      $ 33.07                   -             $147.0 (1)
February 1, 2004 - February 29, 2004....              -            -                      -             $147.0 (1)
March 1, 2004 - March 31, 2004..........          9,600(4)      $ 36.37                   -             $147.0 (1)
April 1, 2004 - April 30, 2004..........      2,237,500         $ 35.48           2,237,500             $ 67.6 (1)
May 1, 2004 - May 31, 2004..............      2,104,811         $ 34.77           2,104,811             $694.4 (1),(2)
June 1, 2004 - June 30, 2004............      1,964,600         $ 35.32           1,964,600             $625.0 (2)
                                             -----------------               ----------------------
Total...................................      6,317,155         $ 35.19           6,306,911             $625.0 (2)
                                             =================               ======================

---------------------------
(1) In May 2003, our board of directors authorized a repurchase program of up to $300.0 million of our outstanding common stock. This program began after the completion of the November 2002 repurchase program, which authorized the repurchase of up to $300.0 million of our outstanding common stock. On May 26, 2004, the program that was announced in May 2003 was completed.

(2) In May 2004, our board of directors authorized a repurchase program of up to $700.0 million of our outstanding common stock. Our first purchase on this program was on May 28, 2004, which was after the completion of the May 2003 repurchase program, which authorized the repurchase of up to $300.0 million of our outstanding common stock. There is no expiration date for the program that was announced in May 2004.

(3) Principal Financial Services, Inc., a subsidiary of Principal Financial Group, Inc., purchased J.F. Molloy and Associates, Inc. effective January 2, 2004. At the time of acquisition, 644 shares of the common stock of Principal Financial Group, Inc., which were granted as part of our demutualization, were held in the name of J.F. Molloy and Associates, Inc.

(4) This activity represents the portion of common stock issued and acquired for a stock incentive award that was utilized to execute the award.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At  the  Company's   annual  meeting  of  stockholders  on  May  18,  2004,  the stockholders elected four Class III directors each for a term expiring at the Company's 2007 annual meeting. The voting results are as follows:

                                   VOTES FOR                VOTES WITHHELD

David J. Drury                    186,730,726                  4,041,892
C. Daniel Gelatt                  179,497,836                 11,274,782
Sandra L. Helton                  184,183,623                  6,588,995
Federico F. Pena                  186,340,222                  4,432,396

The directors whose terms of office continued and the years their terms expire are as follows:

CLASS I DIRECTORS - TERM EXPIRES IN 2005

Betsy J. Bernard
Jocelyn Carter-Miller
Gary E. Costley
William T. Kerr

CLASS II DIRECTORS - TERM EXPIRES IN 2006

J. Barry Griswell
Charles S. Johnson
Richard L. Keyser
Arjun K. Mathrani
Elizabeth E. Tallett

Further, the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 2004. The voting results are as follows:

           FOR                      AGAINST                     ABSTAIN

       182,121,543                 5,269,318                   3,381,757

The stockholders also voted to approve the Principal Financial Group, Inc. Annual Incentive Plan pursuant to the following vote:

           FOR                      AGAINST                     ABSTAIN

       157,671,896                 28,125,859                  4,974,863

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
   A.    EXHIBITS

         EXHIBIT
         NUMBER     Description
          2.5       Stock Purchase  Agreement  dated as of May 11, 2004 by and between  Principal  Holding Company and CitiMortgage, Inc.
          10.8      Employment  Agreement dated as of April 1, 2004 by and
                    between  Principal  Financial Group,  Inc., Principal
                    Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell
          10.9      Change-of-Control  Supplement and Amendment to Employment
                    Agreement dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial
                    Services,  Inc.,  Principal Life Insurance Company and
                    J. Barry Griswell
          12        Statement Regarding Computation of Ratio of Earnings to
                    Fixed Charges
          31.1      Certification of J. Barry Griswell
          31.2      Certification of Michael H. Gersie
          32.1      Certification Pursuant to Section 1350 of Chapter 63 of
                    Title 18 of the United States Code - J. Barry Griswell
          32.2      Certification Pursuant to Section 1350 of Chapter 63 of
                    Title 18 of the United States Code - Michael H. Gersie

   B.    REPORTS ON FORM 8-K

         Current Report on Form 8-K dated March 31, 2004, and filed May 4, 2004.

         Current Report on Form 8-K dated and filed May 12, 2004.

         Current Report on Form 8-K dated and filed May 19, 2004.

         Current Report on Form 8-K dated June 7, 2004, and filed June 15, 2004.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PRINCIPAL FINANCIAL GROUP, INC.
Dated:  August 4, 2004                    By   /S/ MICHAEL H. GERSIE
                                              ----------------------------------
                                              Michael H. Gersie
                                              Executive Vice President and
                                              Chief Financial Officer

                                              Duly Authorized Officer,
                                              Principal Financial Officer, and
                                              Chief Accounting Officer

   EXHIBIT INDEX

    EXHIBIT
    NUMBER                   DESCRIPTION                               PAGE
      2.5        Stock Purchase Agreement dated as of May 11, 2004
                 by and between Principal Holding Company and
                 CitiMortgage, Inc...................................   106
     10.8        Employment  Agreement dated as of April 1, 2004 by
                 and between Principal Financial Group, Inc.,
                 Principal Financial Services,  Inc., Principal Life
                 Insurance Company and J. Barry Griswell.............   171
     10.9        Change-of-Control Supplement and Amendment to
                 Employment Agreement dated as of April 1, 2004 by
                 and between Principal Financial Group, Inc.,
                 Principal Financial Services, Inc., Principal Life
                 Insurance Company and J. Barry Griswell.............   189
      12         Statement Regarding Computation of Ratio of
                 Earnings to Fixed Charges...........................   226
     31.1        Certification of J. Barry Griswell..................   227
     31.2        Certification of Michael H. Gersie..................   228
     32.1        Certification Pursuant to Section 1350 of Chapter
                 63 of Title 18 of the United States Code -
                 J. Barry Griswell...................................   229
     32.2        Certification Pursuant to Section 1350 of
                 Chapter 63 of Title 18 of the United States Code -
                 Michael H. Gersie...................................   230

                                                                     EXHIBIT 2.5


                             STOCK PURCHASE AGREEMENT

                                   dated as of

                                  May 11, 2004

                                 by and between

                            Principal Holding Company

                                       and

                               CitiMortgage, Inc.

ARTICLE 1 DEFINITIONS
         1.1      DEFINED TERMS
         1.2      OTHER DEFINED TERMS

ARTICLE 2 PURCHASE AND SALE OF STOCK
         2.1      TRANSFER OF STOCK
         2.2      CONSIDERATION FOR STOCK
         2.3      PRE-CLOSING DELIVERIES
         2.4      SETTLEMENT DATE
         2.5      CLOSING DATE BALANCE SHEET
         2.6      PURCHASE PRICE ALLOCATION

ARTICLE 3 CLOSING
         3.1      TIME AND PLACE OF CLOSING
         3.2      DELIVERIES BY SELLER
         3.3      DELIVERIES BY BUYER
         3.4      SETTLEMENT OF INTERCOMPANY ACCOUNTS AND BORROWINGS AND
                    TAX AMOUNTS
         3.5      SETTLEMENT DATE PAYMENTS
         3.6      CONFIRMATION AND ADJUSTMENT OF FINAL PURCHASE PRICE
                    AND SETTLEMENT AMOUNT

ARTICLE 4 REPRESENTATIONS AND WARRANTIES OF SELLER
         4.1      ORGANIZATION OF SELLER
         4.2      ORGANIZATION OF THE COMPANY
         4.3      CAPITAL STOCK
         4.4      AUTHORIZATION
         4.5      SUBSIDIARIES
         4.6      FINANCIAL STATEMENTS; MINUTE BOOKS
         4.7      PROPERTIES AND INSURANCE
         4.8      CONTRACTS AND COMMITMENTS
         4.9      ABSENCE OF UNDISCLOSED LIABILITIES
         4.10     NO CONFLICT OR VIOLATION
         4.11     CONSENTS AND APPROVALS
         4.12     LITIGATION.
         4.13     COMPLIANCE WITH LAW: PERMITS AND LICENSES
         4.14     NO BROKERS
         4.15     INTELLECTUAL PROPERTY AND TECHNOLOGY
         4.16     TAXES
         4.17     EMPLOYEE BENEFIT PLANS
         4.18     ENVIRONMENTAL LIABILITY
         4.19     ADVANCES/RECEIVABLES
         4.20     NO RECOURSE
         4.21     LOAN REPRESENTATIONS AND WARRANTIES
         4.22     SECURITIZATION TRANSACTIONS
         4.23     ABSENCE OF CERTAIN CHANGES OR EVENTS
         4.24     LABOR MATTERS
         4.25     TRANSACTIONS WITH AFFILIATES
         4.26     SUFFICIENCY OF ASSETS
         4.27     INTEREST RATE RISK MANAGEMENT INSTRUMENTS
         4.28     NO REGULATORY IMPEDIMENT
         4.29     MASTER SERVICING
         4.30     DILIGENCE MATERIALS

ARTICLE 5 REPRESENTATIONS AND WARRANTIES OF BUYER
         5.1      ORGANIZATION OF BUYER
         5.2      AUTHORIZATION
         5.3      CONSENTS AND APPROVALS

         5.4      NO BROKERS
         5.5      NO CONFLICT OR VIOLATION
         5.6      FINANCIAL ABILITY
         5.7      ACQUISITION OF STOCK AND OTHER PURCHASED ASSETS
         5.8      NO REGULATORY IMPEDIMENT
         5.9      GAAP

ARTICLE 6 ACTIONS BY SELLER AND BUYER PRIOR TO THE CLOSING
         6.1      MAINTENANCE OF BUSINESS
         6.2      CERTAIN PROHIBITED TRANSACTIONS
         6.3      ACCESS
         6.4      REGULATORY APPROVALS
         6.5      EFFORTS TO CLOSE
         6.6      AGENCIES
         6.7      CONSENTS AND WAIVERS OF THIRD PARTIES
         6.8      MONTHLY FINANCIAL INFORMATION
         6.9      PRECLOSING TRANSACTIONS

ARTICLE 7 CONDITIONS TO SELLER'S OBLIGATIONS.
         7.1      REPRESENTATIONS, WARRANTIES AND COVENANTS
         7.2      CONSENTS
         7.3      NO GOVERNMENTAL ORDERS
         7.4      CERTIFICATES
         7.5      CORPORATE AUTHORITY

ARTICLE 8 CONDITIONS TO BUYER'S OBLIGATIONS
         8.1      REPRESENTATIONS, WARRANTIES AND COVENANTS
         8.2      CONSENTS
         8.3      NO GOVERNMENTAL ORDERS
         8.4      CERTIFICATES
         8.5      CORPORATE AUTHORITY

ARTICLE 9 ACTIONS BY SELLER AND BUYER AFTER THE CLOSING
         9.1      BOOKS AND RECORDS
         9.2      FURTHER ASSURANCES
         9.3      NAME CHANGE AND LIMITED USE OF MARK
         9.4      EMPLOYEE BENEFIT PLANS
         9.5      NONCOMPETITION AND NONSOLICITATION
         9.6      ANCILLARY AGREEMENTS
         9.7      CUSTODIAL ACCOUNT BALANCES
         9.8      POST-CLOSING COOPERATION AND RETENTION OF RECORDS

ARTICLE 10 INDEMNIFICATION
         10.1     INDEMNIFICATION BY SELLER
         10.2     INDEMNIFICATION BY BUYER
         10.3     COORDINATION WITH TAX INDEMNITY
         10.4     INDEMNIFICATION PROCEDURE
         10.5     INDEMNIFICATION AS EXCLUSIVE REMEDY
         10.6     DISTRIBUTION OF EXCESS HOLDBACK AMOUNT
         10.7     GUARANTEE

ARTICLE 11 TAXES
         11.1     ELECTION UNDER CODE SECTION 338(H)(10)
         11.2     TRANSFER TAXES
         11.3     INDEMNIFICATION FOR TAXES

         11.4     PAYMENTS
         11.5     TAX RETURNS
         11.6     CONTEST PROVISIONS
         11.7     TAX SHARING AGREEMENTS
         11.8     ASSISTANCE AND COOPERATION
         11.9     RETENTION OF RECORDS
         11.10    SELLER NOT A FOREIGN PERSON
         11.11    OTHER

ARTICLE 12 MISCELLANEOUS
         12.1     TERMINATION
         12.2     EFFECT OF TERMINATION
         12.3     ASSIGNMENT
         12.4     NOTICES
         12.5     CHOICE OF LAW; JURISDICTION AND FORUM; WAIVER OF JURY
                    TRIAL
         12.6     ENTIRE AGREEMENT; AMENDMENTS AND WAIVERS
         12.7     COUNTERPARTS
         12.8     INVALIDITY
         12.9     HEADINGS
         12.10    EXPENSES
         12.11    PUBLICITY
         12.12    DISCLOSURE SCHEDULES1
         12.13    CONSTRUCTION OF AGREEMENT
         12.14    DISCLAIMER OF WARRANTIES

LIST OF SCHEDULES AND EXHIBITS *

SCHEDULES
1.2                        Mortgage Loan Schedule
1.3                        Reserve Schedule
1.4                        Terms of Transition Agreement
2.2                        Calculation of Purchase Price
2.2-I                      Servicing Value Schedule
2.5(a)                     Closing Date Balance Sheet
3.4                        Intercompany Accounts and Tax Amounts
4.3                        Capital Stock
4.5                        Subsidiaries
4.7(a)                     Real Property (other than REO)
4.7(b)                     Certain Leases
4.7(c)                     Insurance Policies
4.8(a)                     Certain Contracts
4.8(b)                     Invalid or Breached Contracts
4.8(c)                     Mortgage Servicing Portfolio
4.9                        Undisclosed Liabilities
4.11                       Consents and Approvals
4.12                       Litigation
4.13(a)                    Regulatory Matters
4.13(c)                    Administrative Investigations
4.13(d)                    Regulatory Documents
4.15(a)(1)                 Company Intellectual Property
4.15(a)(2)                 Company Information Technology
4.15(a)(3)                 Excluded IT
4.15(a)(4)                 Third Party IT
4.15(b)                    IT Exclusions
4.16                       Tax Matters
4.16(j)                    Securitization Entities
4.16(q)                    338(h)(10) Election
4.17                       Mortgage Group Plans
4.17(a)                    PRMI Employee Benefit Plans
4.17(d)                    PRMI Qualified Plans
4.17(e)                    Value of Benefits
4.17(i)                    Retention Agreements
4.17(j)                    Medical Benefits
4.19(a)                    Advances, Defaulted or Delinquent Loans
4.20                       Recourse
4.21(a)                    Exceptions to Loan Representations and Warranties
4.21(e)                    Servicing Agreements
4.21(f)                    Uncertified Mortgage Pools
4.21(g)                    Past Due Payments
4.21(h)                    Government Sanctions
4.21(j)                    Title Insurance Claims
4.21(l)                    High Cost Loans
4.21(m)                    Payments Relating to Certain Mortgages
4.21(n)                    Loan Proceed Disbursements
4.22(a)                    Securitized Transactions
4.23                       Absence of Certain Changes or Events
4.25                       Transactions with Affiliates
4.30(a)-(b)                Due Diligence Materials
6.2(c)                     Certain Prohibited Transactions
6.2(f)                     Disposition of Assets
6.2(g)                     Servicing Payments

6.2(h)                     Indebtedness
6.9(a)                     Preclosing Transactions
9.3(b)                     Internet Domain Names

EXHIBITS

A                          Servicing Rights Age Adjustment
B                          Servicing Rights Rate Adjustment
C                          Servicing Rights Volatility Adjustment
D                          Pipeline Loan Servicing Value
E                          Warehouse Loan Servicing Value
F                          Debt Mark
G                          List of Marks
H                          Policies on Use of Licensed Marks

* Principal Financial Group, Inc. agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

                            STOCK PURCHASE AGREEMENT

         This Stock Purchase Agreement, dated as of May 11, 2004, is by and between Principal Holding Company, an Iowa corporation ("SELLER"), CitiMortgage, Inc., a Delaware corporation ("BUYER"), and, solely for purposes of SECTION 10.7 hereof, Principal Financial Services, Inc ("GUARANTOR").

                                    RECITALS

         A. Seller owns all of the issued and outstanding capital stock (the "STOCK") of Principal Residential Mortgage, Inc., an Iowa corporation ("PRMI" or "COMPANY").

         B. The Company is engaged in a mortgage banking business conducted on a nationwide basis.

         C. The Company conducts various of its mortgage banking and related financing activities through wholly owned Subsidiaries.

         D. The Buyer desires to purchase from Seller, and Seller desires to sell to Buyer, all of the Stock of the Company and thereby to acquire the Company and the Subsidiaries, subject to the terms and conditions of this Agreement.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein and for other good and valuable consideration the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

                                   ARTICLE 1
                                   DEFINITIONS

1.1  DEFINED TERMS.

         As used herein, the terms below shall have the following meanings:

         "ADVANCES" means, with respect to the Company or any Subsidiary and the Servicing Agreements, the moneys that have been advanced by the Company or any Subsidiary on or before the Closing Date from its funds in connection with its servicing of the Loans in accordance with Applicable Requirements.

         "AFFILIATE" means a Person that directly or indirectly through one or more intermediaries controls, is controlled by or is under common control with the Person specified. For purposes of this definition, the term "control" (including the terms "controlling," "controlled by" and "under common control with") of a Person means the possession, direct or indirect, of the power to (i) vote 50% or more of the voting securities or interests of such Person or (ii) direct or cause the direction of the management and policies of such Person, whether by contract or otherwise.

         "AGENCY OR AGENCIES" means FHA, VA, HUD, a State Agency, FNMA, FHLMC or GNMA, as applicable.

         "AGGREGATE OUTSTANDING LOAN BALANCE" means the aggregate sum of the principal balances of the mortgage loans held by the Securitization Entity.

         "AGREEMENT" means this Stock Purchase Agreement, together with all schedules (including the Disclosure Schedules) and exhibits referenced herein.

         "APPLICABLE REQUIREMENTS" means and includes, as of the time of reference, with respect to the origination of the Pipeline Loans, or the origination, purchase, sale, servicing and securitization of the Loans, or handling of REO, the Servicing Agreements, Securitization Instruments and Securitization Transactions, all of the following: (i) all contractual obligations of the Company or any Subsidiary or any Originator, Securitization Entity or Prior Servicer with respect to any Securitization Transaction or

Servicing under any Servicing  Agreement,  Securitization  Instrument,  Mortgage
Note, Mortgage and other Mortgage Loan Document or any commitment or other contractual obligation relating to a Pipeline Loan, (ii) all applicable underwriting and servicing guidelines of the Company or any Subsidiary as incorporated in the Seller and Servicing Guides, (iii) all Law applicable to the Company or any Subsidiary or any Originator, Securitization Entity or Prior Servicer, (iv) all other applicable requirements and guidelines of each governmental agency, board, commission, instrumentality and other governmental or quasi-governmental body or office having jurisdiction, including, without limitation, those of any Investor and any Insurer and (v) all other applicable judicial and administrative judgments, orders, stipulations, awards, writs and injunctions.

         "AVERAGE AGGREGATE OUTSTANDING LOAN BALANCE" means, for any taxable period, the average daily Aggregate Outstanding Loan Balance of the relevant Securitization Entity during such relevant taxable period.

         "BALANCE SHEET" means the unaudited consolidated balance sheet for the Company dated February 29, 2004 and delivered to Buyer, which shall be prepared in accordance with GAAP consistently applied and the policies, procedures and methodologies employed by the Company in the preparation of the Financial Statements.

         "BUSINESS DAY" means any day except a Saturday or Sunday or other day on which commercial banks in New York, New York are required or authorized by law or executive order to close.

         "BUYER EMPLOYEE BENEFIT PLAN" means an Employee Benefit Plan sponsored by Buyer or any of its subsidiaries for the benefit of Continuing Employees.

         "CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 46 United States Code Section 96.1 et seq., as amended.

         "CERTIFICATE INSURER" means a provider of an insurance policy insuring against certain specified losses or shortfalls with respect to mortgage-backed securities.

         "CLOSING DATE" means the date on which the Closing shall occur, which shall be the first calendar day in the month immediately following the month in which all consents, approvals and waivers required to have been obtained pursuant to SECTIONS 7.2 and 8.2 hereof have been obtained and any required waiting periods have expired.

         "CLOSING DATE BALANCE SHEET" means the unaudited consolidated balance sheet for the Company as of the Cut-Off Time, which shall be prepared in accordance with GAAP and on the same basis as the Balance Sheet, using the policies, procedures and methodologies employed by the Company in the preparation of the Financial Statements and delivered by Buyer to Seller pursuant to SECTION 2.5 hereof.

         "CLOSING DATE TAX AMOUNTS" means the net amount reflected on the Closing Date Balance Sheet relating to federal, state, local or foreign income or franchise Taxes, or Taxes measured by or based on net income (for the avoidance of doubt, such amounts shall include, without limitation, any deferred tax assets and deferred tax liabilities), of the Company and/or its Subsidiaries; for purposes of SECTION 3.4, such net amount shall be an amount payable by Buyer to Seller if such net amount is a liability, and shall be an amount payable by Seller to Buyer if such net amount is an asset.

         "CLOSING NET BOOK VALUE" means an amount equal to the stockholder's equity of the Company reflected on the Closing Date Balance Sheet.

         "CODE" means the Internal Revenue Code of 1986, as it may be amended from time to time.

         "COLLATERAL" means the property securing a Loan.

         "COLLATERAL CERTIFICATE" means a security based on and backed by a Mortgage Pool, which security has been pledged, granted or sold to secure or support payments on specific asset-backed securities that are administered pursuant to a Servicing Agreement.

         "COLLATERAL CERTIFICATE POOL" means a group of Collateral Certificates that have been pledged, granted or sold to secure or support payments on specific asset-backed securities which are administered pursuant to a specific Servicing Agreement.

         "CONTINUING EMPLOYEES" means any employee of PRMI or any Subsidiary on the Closing Date, except for any employees whom Buyer and Seller agree may be retained by Seller.

         "CONTRACTS" means all agreements, contracts, commitments and undertakings, written or oral, to which the Company or any Subsidiary is a party, an obligor or a beneficiary, or by which any of their respective assets or properties is bound.

         "CUSTODIAL ACCOUNT" means all funds held or directly controlled by the Company or any Subsidiary with respect to any Loan or any Collateral Certificate, including, but not limited to, all principal and interest funds and any other funds due Investors, buydown funds, suspense funds, funds for the payment of taxes, assessments, insurance premiums, ground rents and similar charges, funds from hazard insurance loss drafts and other mortgage escrow and impound amounts (including interest thereon for the benefit of Mortgagors, if applicable).

         "CUSTODIAL FILE" means, with respect to a Loan, all of the documents that must be maintained on file with a document custodian, Investor, trustee or other designated agent under Applicable Requirements.

         "CUT-OFF TIME" means 11:59 p.m. Central Time on the calendar day immediately preceding the Closing Date.

         "DEBT MARK" means an amount determined pursuant to EXHIBIT F hereto.

         "DISCLOSURE SCHEDULES" means the schedules attached hereto and delivered by Seller to Buyer as of the date hereof. Information disclosed in any section of the Disclosure Schedule shall be deemed to be disclosed with respect to other sections of this Agreement or the Disclosure Schedule only to the extent such disclosure would be reasonably apparent in the light of the substance of the disclosure made or to the extent there is a specific cross reference.

         "EARLY FUNDED LOANS" means Loans as to which the Company or the applicable Subsidiary elects an early funding settlement option with the applicable Investor when it delivers a pool purchase transaction, such as FNMA's "As Soon As Pooled" options.

         "EBO TRUST" means The Principal Residential Mortgage EBO Trust, a Delaware business trust.

         "EMPLOYEE BENEFIT PLAN" means any (i) "employee benefit plan" within the meaning of Section 3(3) of ERISA, (ii) stock option, stock purchase, restricted stock, equity compensation, deferred compensation, bonus, incentive compensation, fringe benefit, sick leave, vacation, paid or unpaid leave, profit sharing, pension, retirement, deferred compensation, medical, life, disability, accident, salary continuation, retention, supplemental retirement, severance, termination pay, change-of-control and unemployment benefit plans, programs or agreements (whether or not insured), or (iii) employment agreement.

         "ENCUMBRANCES" means any lien, charge, adverse right, claim, mortgage, security interest or encumbrance in favor of any party.

         "ENVIRONMENTAL LAWS" means all federal, state, district, and local laws, and all rules or regulations promulgated thereunder, applicable to the Company and the Subsidiaries relating to pollution, the protection of the environment or human health or relating to the release, threatened release or handling of any hazardous, toxic, radioactive or dangerous materials or other materials regulated under any Environmental Law. Environmental Laws shall include without limitation CERCLA, the Toxic Substances Control Act, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Water Act, as amended, the Safe Drinking Water Act, as amended, the Clean Air Act, as amended, the Atomic Energy Act of 1954, as amended, the Occupational Safety and Health Act, as amended, and all analogous laws promulgated or issued by any state or other governmental authority.


         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

         "ERISA AFFILIATE" with respect to any Person, means any trade or business that is a member of the same controlled group of corporations as such Person, within the meaning of Section 414(b) of the Code, that is under common control with such Person, within the meaning of Section 414(c) of the Code, that is a member of the same affiliated service group as such Person, within the meaning of Section 414(m) of the Code, or that is otherwise required to be aggregated with such Person pursuant to Section 414(o) of the Code.

         "ESTIMATED  PURCHASE  PRICE"  means an amount  determined  pursuant  to
SCHEDULE 2.2.

         "FED FUNDS RATE" means, for any date, the weighted average of the rates set forth in the weekly statistical release H.15(519) (or any successor publication) published by the Board of Governors of the Federal Reserve System opposite the caption "Federal Funds (Effective)."

         "FHA" means the Federal Housing Administration of HUD or any successor thereto.

         "FHLMC" means the Federal Home Loan Mortgage Corporation or any successor thereto.

         "FINAL PURCHASE PRICE" means an amount determined pursuant to SCHEDULE 2.2.

         "FNMA" means the Federal National Mortgage Association or any successor thereto.

         "FORECLOSURE" means the process culminating in the acquisition of title to a Mortgaged Property in a foreclosure sale or by a deed in lieu of foreclosure or pursuant to any other comparable procedure allowed under Applicable Requirements.

         "GAAP" means generally accepted accounting principles in the United States which, unless otherwise indicated, are applied on a consistent basis.

         "GNMA" means the Government National Mortgage Association or any successor thereto.

         "HAZARDOUS MATERIALS" means any materials or wastes, defined, listed, classified or regulated as hazardous, toxic, a pollutant, a contaminant or dangerous in or under any Environmental Laws, including without limitation, petroleum, petroleum products, friable asbestos, molds, urea formaldehyde, radioactive materials and polychlorinated biphenyls.

         "HOLDBACK AMOUNT" means the amount disclosed on SCHEDULE 2.2 hereof.

         "HUD"  means  the  United  States   Department  of  Housing  and  Urban
Development or any successor thereto.

         "INFORMATION TECHNOLOGY" means (i) computer software, including application software, compilers and tool kits in object (or executable) code and/or (human readable) source code, and related documentation; (ii) proprietary computer programming languages and related documentation and materials; (iii) data feeds and databases; (iv) voice and data circuits, including, by way of example but not of limitation, hubs and routers; (v) telecommunications systems and services; and (vi) computer hardware and operating systems.

         "INSURANCE CONTRACT" means any of the insurance policies, Contracts of insurance or reinsurance, policy endorsements and certificates of insurance pertaining to the insurance products or coverages underwritten by the Company or any of the Subsidiaries.

         "INSURER" means a Person who (i) insures or guarantees all or any portion of the risk of loss on any Loan, including, without limitation, any Agency and any provider of private mortgage insurance, standard hazard insurance, flood insurance, earthquake insurance or title insurance with respect to any Loan or related Mortgaged Property, (ii) provides any fidelity bond, direct surety bond, letter of credit, other credit enhancement instrument or errors and omissions policy or (iii) is a Certificate Insurer.

         "INTELLECTUAL PROPERTY" means (i) patents and patent applications, including reissuances, continuations, continuations-in-part, revisions, extensions, and reexaminations of such patents and patent applications; (ii) registered and unregistered trademarks, service marks, trade dress, logos, trade names and corporate names, or other identifying marks, indicators or labels, together with the goodwill associated with them and applications for, and renewals of, each of them; (iii) registered and unregistered copyrights and applications for, and renewals of, copyrights; (iv) trade secrets; and (vi) Internet domain names and Web site content.

         "INTERCOMPANY ACCOUNTS AND BORROWINGS" means, for purposes of SECTION 3.4, the accounts and borrowings reflected on SCHEDULE 3.4 relating to receivables and payables of the Company and Subsidiaries with respect to other members of The Principal Financial Group, Inc. affiliated group. For purposes of
SECTION 3.4, if the net amount of Intercompany Accounts and Borrowings reflected on the relevant Pre-Closing Balance Sheet or Closing Date Balance Sheet is a liability, such net amount shall be an amount payable by Buyer to the Seller, and if the net amount of Intercompany Accounts and Borrowings is an asset, such net amount shall be an amount payable by Seller to Buyer.

         "INVESTMENT COMMITMENT" means the optional or mandatory commitment of the Company or any Subsidiary to sell to any Person, and a Person to purchase from the Company or such Subsidiary, a Warehouse Loan or an interest in a Warehouse Loan owned or to be acquired by the Company or such Subsidiary.

         "INVESTOR" means, with respect to the Mortgage Servicing Portfolio, FHLMC, FNMA, GNMA, a State Agency, a state mortgage revenue bond agency, Seller or any Affiliate thereof, or any other Person who owns or holds Loans master serviced, serviced or subserviced by the Company or any Subsidiary, pursuant to a Servicing Agreement but shall not mean a holder of mortgage-backed securities, mortgage pass-through certificates, participation certificates or similar securities, including any Securitization Trustee acting on behalf of such holder.

         "KNOWLEDGE OF SELLER" means the actual knowledge of Paul Bognanno, Jon Baymiller, Tracy Jackson, Stephen Gallaher, Loraine Hardin, Charlotte Catalfo, John Ievalts and John Schmidt as to matters within his or her area of responsibility after reasonable investigation.

         "LAW" means any order, writ, injunction, decree, judgment, ruling, law, decision, opinion, statute, rule or regulation of any governmental, judicial, legislative, executive, administrative or regulatory authority of the United States, or of any state, local or foreign government or any subdivision thereof, or of any governmental agency (including an Agency or State Agency), including, without limitation, any federal, state or local fair lending laws.

         "LITIGATION" means any action, suit, proceeding, claim, administrative or regulatory action, governmental investigation or arbitration proceeding.

         "LOANS" means Warehouse Loans and Serviced Loans.

         "LOSSES" means, in respect of any obligation to indemnify any Person pursuant to the terms of this Agreement, any and all actual direct, out of pocket losses, damages, indemnities, liabilities, obligations, judgments, settlements, awards, deficiencies, offsets, fines and penalties (together,
"DAMAGES"), reasonable out-of-pocket costs, expenses and attorneys' fees relating to Damages or to any proceedings, counterclaims or defenses that could reasonably result in incurring or avoiding Damages (including any such reasonable out-of-pocket costs, expenses and attorneys' fees incurred in enforcing such right of indemnification against any indemnitor or with respect to any appeal), but shall not include (i) any such amounts for which the Company or any Subsidiary had recorded a reserve or allowance reserve in the Closing Date Balance Sheet to protect against the type of Loss giving rise to a claim for indemnification under SECTION 10.1 hereof or (ii) loss of profits or other consequential damages and punitive or other exemplary damages, except to the extent that such damages have been awarded to a third party against an Indemnified Party. SCHEDULE 1.3 hereof lists all of the Company reserves and allowance reserves as of March 31, 2004 and April 30, 2004 (to be updated on the

Closing Date) by account number and indicates which accounts are and are not eligible to be credited against Losses with respect to breaches of SECTION 4.21(A).

         "LTV" means the ratio that results when the initial principal balance of a Loan at origination is divided by the lesser of the appraised value and the purchase price of the Mortgaged Property as of the origination date.

         "MARKS" means collectively, any registered or unregistered trademark, service mark, trade dress, or other identifying symbol, indicator, or label that is used in any manner to create brand recognition of and to market Seller's and its subsidiaries' and Affiliates' products and services, including, without limitation, The Principal, Principal Bank, Principal Life Insurance Company, the Principal Financial Group, and any trademarks, service marks, trade dress, or other identifying marks, indicators, or labels that are used in connection therewith, consisting of those listed on EXHIBIT G hereto.

         "MASTER SERVICING" means master servicing services in respect of Collateral Certificate Pools or Loans, consisting principally of the following functions (or a portion thereof): (i) the supervision and oversight of the performance by servicers of their obligations under servicing agreements, but not otherwise having the contractual responsibility to the Investor to collect payments from or enforce the Mortgage Loan Documents against individual Mortgagors, except perhaps in the event the servicer is terminated; (ii) causing Loans to be serviced in the event a servicer is terminated until a replacement servicer is retained; (iii) the calculation of payments due to owners of mortgage-backed securities, asset-backed securities, participation certificates or other similar securities or Loans; (iv) the transmittal of payments related to Loans or Collateral Certificates to the Investor; (v) the transmittal or payment of Advances; (vi) the preparation of reports to Investors, tax authorities and the Securities and Exchange Commission; and (vii) if applicable, the compliance with REMIC or other relevant Tax requirements. For purposes of this Agreement, Master Servicing does not include Servicing where the master servicer either delegates its duties to a subservicer or servicer and has responsibility to the Investor for the acts, errors or omissions of such subservicer or servicer or otherwise has responsibility to the Investor for the primary servicing of the Loans with respect to the Mortgagors.

         "MASTER SERVICING  AGREEMENT" means an agreement  pursuant to which the
Company  or  any  Subsidiary  provides  Master  Servicing  (including,   without
limitation, any rights to master servicing fees).

         "MATERIAL ADVERSE EFFECT" means, with respect to the Company and the Subsidiaries, (I) any change, event or effect that has resulted in or had, or will, within thirty (30) days, result in or have, a material adverse change in, or a material adverse effect upon, the business, results of operations or the financial condition of the Mortgage Group taken as a whole, excluding any change, event or effect attributable to or resulting from (1) adverse changes in the economy or the financial markets in general; (2) adverse changes in economic, business or financial conditions, including interest rate conditions, affecting companies engaged in the mortgage banking business; (3) changes in laws, regulations, interpretations of laws or regulations, GAAP or regulatory accounting requirements applicable generally or to mortgage banking companies; or (4) this Agreement or the transactions contemplated hereby or the announcement thereof; (5) actions or omissions, or effects of actions or omissions, taken with the prior written consent, or at the direction, of Buyer; or (6) any action not taken or omission made because the consent of Buyer thereto reasonably requested by the Seller or the Company and required by this Agreement was denied or not acted upon in a timely manner by the Buyer, to the extent, in the case of clauses (2) and (3), such changes have not had a materially adverse disproportionate effect on the Mortgage Group (exclusive of the effect, if any, of changes in factors already taken into account by Buyer in valuing the Servicing and calculating the Final Purchase Price) relative to other similarly situated entities operating in the mortgage banking business, or
(II) a material impairment of the Seller's or the Company's or any Subsidiary's ability to perform any of its material obligations under this Agreement or to consummate the transactions contemplated hereby in accordance with the terms of this Agreement.

         "MORTGAGE" means with respect to a Loan, a mortgage, deed of trust or other security instrument creating an Encumbrance upon real property and any other property described therein which secures a Mortgage Note, together with any assignment, reinstatement, extension, endorsement or modification thereof.

         "MORTGAGE GROUP" means the Company and the Subsidiaries taken as a whole.

         "MORTGAGE LOAN DOCUMENTS" means the Custodial File and all other documents relating to Loans required to document and service the Loans by Applicable Requirements, whether on hard copy, microfiche or its equivalent or in electronic format and, to the extent required by Applicable Requirements, credit and closing packages and disclosures.

         "MORTGAGE LOAN SCHEDULE" means a report delivered as a computer tape in a format reasonably acceptable to Buyer that identifies with respect to each Loan owned by Company and the Subsidiaries, each Serviced Loan and any Subserviced Loan, the information as of the Preliminary Cut-Off Time specified on SCHEDULE 1.2.

         "MORTGAGE NOTE" means, with respect to a Loan, a promissory note or notes, or other evidence of indebtedness, with respect to such Loan secured by a Mortgage or Mortgages, together with any assignment, reinstatement, extension, endorsement or modification thereof.

         "MORTGAGE POOL" means a group of mortgage loans that have been pledged, granted or sold to secure or support payments on specific mortgage-backed securities or specific participation certificates, including Collateral Certificates.

         "MORTGAGE SERVICING PORTFOLIO" means the portfolio of Loans and the Collateral Certificate Pools serviced or master serviced or to be serviced or master serviced by the Company or any Subsidiary pursuant to Servicing Agreements.

         "MORTGAGED PROPERTY" means the real property and improvements that secure a Mortgage Note and that are subject to a Mortgage.

         "MORTGAGOR" means the obligor(s) on a Mortgage Note.

         "ORIGINATOR" means, with respect to any Loan, the entity or entities that (i) took the relevant Mortgagor's loan application, (ii) processed the relevant Mortgagor's loan application or (iii) closed and/or funded such Loan.

         "PERMITS" means all licenses, permits, franchises, orders, consents, approvals, registrations, authorizations, qualifications, certificates and filings with and under all federal, state, local or foreign laws and governmental or regulatory bodies and all industry or other nongovernmental self-regulatory organizations.

         "PERSON" means an individual, a partnership, a joint venture, a corporation, a trust, an unincorporated organization, a limited liability entity, a government or any department or agency thereof or any other entity.

         "PERSONNEL" means any officers or employees of the Company or any Subsidiary.

         "PIPELINE LOANS" shall mean applications in process for residential mortgage loans to be made by Company and its Subsidiaries which (x) for purposes of calculating Pipeline Loans Servicing Value, Estimated Purchase Price or Final Purchase Price as defined in SCHEDULE 2.2, have been registered and designated as price protected on Company's residential mortgage loan origination system and
(y) for purposes of ARTICLES 4, 6 and 10, whether or not registered or designated as price protected on the Company's residential mortgage loan origination system and, in either case, which have not closed or funded as of the Closing Date.

         "PRE-CLOSING BALANCE SHEET" means the unaudited consolidated balance sheet for the Company dated as of the Preliminary Cut-Off Time and delivered by Seller to Buyer pursuant to SECTION 2.3 hereof, which shall be prepared in accordance with GAAP and on the same basis as the Balance Sheet, using the policies, procedures and methodologies employed by the Company in the preparation of the Financial Statements.

         "PRE-CLOSING TAX AMOUNTS" means the net amount reflected on the Pre-Closing Balance Sheet relating to federal, state, local or foreign income or franchise Taxes, or Taxes measured by or based on net income (for the avoidance of doubt, such amounts shall include, without limitation, any deferred tax assets and deferred tax liabilities), of the Company and/or its Subsidiaries; for purposes of SECTION 3.4, such net amount shall be an amount payable by Buyer to Seller if such net amount is a liability, and shall be an amount payable by Seller to Buyer if such net amount is an asset.

         "PRE-CLOSING   NET  BOOK   VALUE"   means  the  amount   equal  to  the
stockholder's equity of the Company reflected on the Pre-Closing Balance Sheet.

         "PRELIMINARY CUT-OFF TIME" means 11:59 p.m. Central Time on the last Business Day of the second calendar month immediately preceding the month in which the Closing Date occurs.

         "PRIOR SERVICER" means any party that was a master servicer, servicer or subservicer of any Loan before the Company or any Subsidiary or the current Servicer, as applicable, became the master servicer, servicer or subservicer of such Loan.

         "PRIVATE INVESTORS" means Seller, any of its Affiliates or any Person other than the Agencies who owns Loans master serviced, serviced or subserviced by the Company or any Subsidiary pursuant to a Master Servicing Agreement or Servicing Agreement, including Securitization Trustees and Securitization Entities.

         "PRMI DEFINED BENEFIT PLAN" means any PRMI Employee Benefit Plan that is subject to Section 302 or Title IV of ERISA.

         "PRMI EMPLOYEE BENEFIT PLAN" means any Employee Benefit Plan (i) that has been established or is maintained or sponsored by PRMI, or to which PRMI contributes or is required to contribute, or into which PRMI has entered or (ii) that has been established or is maintained or sponsored by an ERISA Affiliate of PRMI, or to which an ERISA Affiliate of PRMI has contributed or is required to contribute, or into which an ERISA Affiliate of PRMI has entered, in each case, for the benefit of any active, retired or former employee, director or consultant of PRMI or any Subsidiary; provided that the term "PRMI Employee Benefit Plan" shall not include any Employee Benefit Plan that is maintained under applicable law by a governmental body.

         "PRMI QUALIFIED PLAN" means any PRMI Employee Benefit Plan that is intended to be qualified under Section 401(a) of the Code.

         "RECOURSE" means any arrangement pursuant to which the Company or any Subsidiary bears the risk to a third party Investor of any part of the ultimate credit losses incurred in connection with a default under or Foreclosure of a Loan not owned by the Company or such Subsidiary, except insofar as such risk of loss is based upon (i) a breach by the Company or any such Subsidiary of any of their contractual representations, warranties or covenants, (ii) expenses, such as legal fees, in excess of the reimbursement limits, if any, set forth in the Applicable Requirements or (iii) an early payment default based on a delinquency or default under the Loan within the first year after the Closing of such Loan. The parties hereto acknowledge that no Recourse results from or arises under (x) the Applicable Requirements pertaining to GNMA or (y) with respect to any Master Servicing Agreement, losses as to which the responsibility or liability of the Company or any Subsidiary is limited to customary special hazard, bankruptcy and fraud coverages, the amount of which coverages is established by nationally recognized rating agencies in connection with rated series of mortgage pass-through certificates, participation certificates, mortgage backed securities or other similar securities.

         "REMIC" means a "real estate mortgage investment conduit" within the meaning of Section 860D of the Code.

         "REO" means any property owned by the Company or any Subsidiary acquired in the conduct of its mortgage servicing business as a result of Foreclosure or any other method in satisfaction of indebtedness (whether for its own account or on behalf of an Investor or Insurer).

         "RETENTION   AGREEMENTS"  means  those  certain  agreements  listed  on
SCHEDULE 4.17(I) hereto.

         "SAP"  means  the  statutory   accounting   principles   and  practices
prescribed or permitted by the Vermont Department of Insurance.

         "SECURITIES LAWS" means the Securities Act of 1933, as amended; the Securities Exchange Act of 1934, as amended; the Investment Company Act of 1940, as amended; the Investment Advisers Act of 1940, as amended; the Trust Indenture

Act of 1939, as amended; and the rules and regulations of the Securities and Exchange Commission promulgated thereunder.

         "SECURITIZATION ENTITY" means The EBO Trust.

         "SECURITIZATION ISSUER" means (i) the Company or any Subsidiary or any Affiliate of the Company or any Subsidiary depositor in any Securitization Transaction or (ii) any trust, corporation, partnership, limited liability entity or special purpose entity that is the issuer of mortgage pass-through certificates, participation certificates, mortgage-backed securities or other similar securities in any Securitization Transaction.

         "SECURITIZATION TRANSACTION" means any transaction, however named, involving the Company or any Subsidiary and any one or more purchasers and/or Investors (other than an Agency) which provides for the monetization of a discrete pool or pools of (i) mortgage loans and/or mortgage notes or (ii) Collateral Certificates through debt securities or ownership interests issued by a Securitization Issuer or Securitization Entity supported or backed by mortgage loans and/or mortgage notes or Collateral Certificates that have been transferred to a Securitization Issuer by the Company or such Subsidiary.

         "SECURITIZATION TRUSTEE" means any entity that is a trustee for any Securitization Transaction acting for the benefit of holders of mortgage pass-through certificates, pass-through certificates or other similar securities issued in connection with such Securitization Transaction.

         "SELLER AND SERVICING GUIDES" means the (i) seller and servicer guides utilized by the Agencies and other Investors to which the Company and Subsidiaries have sold residential mortgage loans and for which the Company services residential mortgage loans or (ii) the Correspondent Seller Guide and the Wholesale Lender Broker Guide utilized by the Company to govern its relationships with correspondent and wholesale sellers of loans.

         "SERVICED LOAN" means any Loan (including Early Funded Loans) with respect to which the Company or any Subsidiary owns the Servicing pursuant to a Servicing Agreement.

         "SERVICER" means the Person responsible for performing the master servicing, servicing or subservicing functions in connection with a Serviced Loan.

         "SERVICING" means mortgage loan servicing rights and obligations including, without limitation, one or more of the following functions (or a portion thereof): (i) the administration and collection of payments for the reduction of principal and/or the application of interest on a mortgage loan;
(ii) the collection of payments on account of taxes and insurance; (iii) the remittance of appropriate portions of collected payments; (iv) the provision of full escrow administration; (v) the pursuit of foreclosure and alternate remedies against a related Mortgaged Property; (vi) the administration and liquidation of REO; (vii) the right to receive the Servicing Compensation and any ancillary fees arising from or connected to the Serviced Loans, earnings on and other benefits of the related Custodial Accounts and any other related accounts maintained by the Company or any Subsidiary pursuant to Applicable Requirements; (viii) any other obligation relating to servicing of mortgage loans required under any Servicing Agreement not otherwise described in the foregoing clauses; (ix) the right to exercise any clean up calls; (x) the performance of administrative functions relating to any of the foregoing; and
(xi) the provision of Master Servicing and, in each case, all rights, powers and privileges incident to any of the foregoing, and expressly includes the related Custodial Accounts, the Mortgage Loan Documents and the right to enter into arrangements with third parties that generate ancillary fees and benefits with respect to the Serviced Loans.

         "SERVICING AGREEMENTS" mean agreements, including Master Servicing Agreements, pursuant to which the Company or any Subsidiary provides Servicing in connection with Serviced Loans.

         "SERVICING COMPENSATION" means any servicing fees and any excess servicing compensation which the Company or any Subsidiary is entitled to receive pursuant to any Servicing Agreement or Master Servicing Agreement.

         "STATE AGENCY" means any state agency or other state entity with authority to regulate the mortgage-related activities of the Company or any Subsidiary or to determine the investment or servicing requirements with regard to mortgage loan origination, purchasing, servicing, master servicing or certificate administration performed by the Company and such Subsidiary.

         "STRADDLE PERIOD" means any taxable year or period beginning before and ending after the Closing Date.

         "STOCK" shall have the meaning set forth in the recitals to this Agreement.

         "SUBSERVICED LOAN" means any residential mortgage loan subserviced by, or to be subserviced by, the Company or any Subsidiary.

         "SUBSIDIARIES" means Principal Residential Mortgage Capital Resources, LLC, a Delaware limited liability entity; Principal Residential Mortgage Servicing, LLC, a Delaware limited liability entity; Principal Residential Mortgage Funding, LLC, a Delaware limited liability entity; Principal Mortgage Reinsurance Company, a Vermont organized insurance company; and Principal Wholesale Mortgage, Inc., an Iowa corporation.

         "TAX" or "TAXES" means any net income, alternative or add-on minimum tax, gross income, gross receipts, sales, use, ad valorem, franchise, capital, profits, license, withholding, payroll, employment, excise, severance, stamp, occupation, premium, property, custom duty, transfer, documentary or other tax, governmental fee or other like assessment or charge of any kind whatsoever, together with any interest or any penalty, addition to tax or additional amount imposed by any governmental authority responsible for the imposition of any such tax.

         "TAX AMOUNTS" means, for purposes of SCHEDULE 3.4 hereof, the net amount reflected on the unaudited consolidated balance sheet of the Company as of March 31, 2004 relating to federal, state, local or foreign income or franchise Taxes, or Taxes measured by or based on net income (for the avoidance of doubt, such amounts shall include, without limitation, any deferred tax assets and deferred tax liabilities), of the Company or its Subsidiaries; for purposes of SECTION 3.4, such net amount shall be an amount payable by Buyer to Seller if such net amount is a liability, and shall be an amount payable by Seller to Buyer if such net amount is an asset.

         "TAX RETURN" means any return, report, declaration, form, claim for refund, or information return or statement required or permitted to be filed with any Tax authority relating to Taxes, including estimated tax returns, income tax returns, information returns, withholding returns, employment tax returns, and any schedule or attachment thereto or any amendment thereto.

         "TRANSITION SERVICES AGREEMENT" means an agreement executed by, and in form and substance satisfactory to, the Seller and Buyer for the provision of transition services after Closing, containing substantially the terms set forth in SCHEDULE 1.4.

         "TREASURY REGULATIONS" means the regulations promulgated under the Code.

         "VA" means the United States Department of Veteran's Administration or any successor thereto.

         "VA LOANS" means mortgage loans that are guaranteed or are eligible to be guaranteed by the VA.

         "WAREHOUSE LOAN" means a mortgage loan evidenced by a Mortgage Note and secured by a Mortgage owned by the Company or any Subsidiary, including a mortgage loan that has closed but not funded, but excluding Early Funded Loans.

1.2 OTHER DEFINED TERMS. The following terms shall have the meanings defined for such terms in the Sections set forth below:


TERM                                                            SECTION
----                                                            -------
Benefits Continuation Period                                    ss. 9.4(a)
Buyer Indemnified Parties                                       ss. 10.1
Claim Notice                                                    ss. 10.4(a)
Closing                                                         ss. 3.1

Confidentiality Agreement                                       ss. 6.3
Company Intellectual Property                                   ss. 4.15(a)(1)
Company Information Technology                                  ss. 4.15(a)(2)
Company Owned Intellectual Property                             ss. 4.15(a)(1)
Company Owned Information Technology                            ss. 4.15(a)(2)
Competing Business                                              ss. 9.5
Damages                                                         ss. 1.1 (Losses)
Estimated Purchase Price                                        ss. 2.4
Evaluation Material                                             ss. 6.3
Excluded IT                                                     ss. 4.15(a)(3)
Final Section 3.4 Amount                                        ss. 3.5
Financial Statements                                            ss. 4.6(a)
Franchise Premium                                               ss. 2.3
Indemnified Party                                               ss.10.4(a)
Indemnifying Party                                              ss.10.4
Indemnity Cap                                                   ss.10.1(b)
Leases                                                          ss. 4.7(b)
Licensed Marks                                                  ss. 9.3(b)
Policies                                                        ss. 4.7(c)
PMRC                                                            ss. 4.6(b)
Pre-Closing Section 3.4 Amount                                  ss. 3.4
Representatives                                                 ss. 6.2(n)
Securitization Instruments                                      ss. 4.22(a)
Seller Indemnified Parties                                      ss. 10.2
Settlement Date                                                 ss. 2.7
Tape                                                            ss. 4.29
Third Party                                                     ss. 4.15(a)(4)
Third Party IT                                                  ss. 4.15(a)(4)
Tax Package                                                     ss. 11.5(f)
Transition Team                                                 ss. 6.3


                                    ARTICLE 2
                           PURCHASE AND SALE OF STOCK

2.1 TRANSFER OF STOCK. Upon the terms and subject to the conditions contained herein, Seller will sell, transfer and convey to Buyer, and Buyer will purchase from Seller, all of the Stock, free and clear of all Encumbrances at the Closing.

2.2 CONSIDERATION FOR STOCK. The consideration for the Stock shall be the Final Purchase Price. At the Closing, in accordance with SECTION 3.3, Buyer shall pay to Seller the Estimated Purchase Price.

2.3 PRE-CLOSING DELIVERIES. No later than the 10th Business Day of the month immediately preceding the month in which the Closing will occur, Seller shall deliver the following to Buyer: (i) the Mortgage Loan Schedule; (ii) the Pre-Closing Balance Sheet; (iii) a schedule setting forth the Pre-Closing Section 3.4 Amount in the form of SCHEDULE 3.4; (iv) a schedule in the form of SCHEDULE 2.5(A) setting forth the Estimated Purchase Price;
     (v) a schedule detailing Advances and accounts receivable as of the Preliminary Cut-Off Time; and (vi) wire instructions designating the account or accounts to which to wire the Estimated Purchase Price and the Pre-Closing Section 3.4 Amount on the Closing Date.

2.4 SETTLEMENT DATE. Except as otherwise provided in SECTION 3.6 hereof, on a date ("SETTLEMENT DATE") within 90 days after the Closing Date or such later date as agreement may be reached pursuant to SECTION 2.5 hereof, the Buyer and Seller shall determine the Final Purchase Price and the Final
     Section 3.4 Amount in  accordance  with the  provisions of SECTIONS 2.5 and
     3.4 hereof. On the Settlement Date, Buyer or Seller, as the case may be, shall be entitled to the net difference between (i) the amount paid under
     SECTION 3.3(A), and (ii) the sum of (x) the Final Purchase Price PLUS (y) the Final Section 3.4 Amount (or, if such amount is an amount payable by Seller to Buyer, minus the Final Section 3.4 Amount) MINUS (z) the Holdback Amount, together with interest thereon at the Fed Funds Rate from and including the Closing Date to but excluding the date of payment (such amount, including interest, the "SETTLEMENT AMOUNT"), payable in accordance with SECTION 3.5.

2.5  CLOSING DATE BALANCE SHEET

(a) Not later than 60 days after the Closing Date, Buyer shall prepare or cause to be prepared and deliver or cause to be delivered to Seller the Closing Date Balance Sheet and the Final Purchase Price calculation. For illustrative purposes only, SCHEDULE 2.5(A) discloses an example of the Estimated Purchase Price and Final Purchase Price calculations assuming that the Closing Date is May 1, 2004.

(b) Buyer shall permit Seller to have reasonable access to the records and Personnel of the Company and the Subsidiaries used in preparing the Closing Date Balance Sheet in order to verify amounts set forth thereon. Seller may dispute items reflected on the Closing Date Balance Sheet only on the basis of (1) mathematical or factual errors, (2) noncompliance with this SECTION
     2.5 (including all defined terms and cross-references) or (3) inconsistent application of accounting methods, principles, practices, procedures, policies and estimation methodologies used in the preparation of the
     Balance Sheet, except where preparation on that basis would be inappropriate due to prior errors or changes in circumstances that would render such basis inconsistent with GAAP in any material respect. Unless Seller delivers written notice (a "DISPUTE Notice") to Buyer on or prior to the 30th day after Seller's receipt of the Closing Date Balance Sheet specifying in reasonable detail the amount, nature and basis of all disputed items, Seller shall be deemed to have accepted and agreed to the Closing Date Balance Sheet, and such Closing Date Balance Sheet shall be deemed conclusive for purposes of determining the Final Purchase Price.

(c) In the event that Buyer and Seller are unable to agree with respect to the Closing Date Balance Sheet, then within seven days of delivery of the Dispute Notice, Buyer and Seller shall mutually agree to an independent public accounting firm that is not the independent auditor for either Buyer or Seller; provided if Buyer and Seller are unable to agree on an independent public accounting firm, either may request the American Arbitration Association (New York City Office) to appoint an independent accounting firm meeting such requirements. The independent public accounting firm selected pursuant to this SECTION 2.5(C) shall be referred to as the "ACCOUNTANT." The Accountant shall make a determination only of such disputed items identified in the Dispute Notice (and not as to any other matters) based solely upon submissions/presentations by Buyer and Seller and the provisions of this Agreement (and not by independent review) and shall deliver to Buyer and Seller, as promptly as practicable and no more than 45 days after its appointment, a written report setting forth the resolution of each disputed item. The findings of the Accountant, which shall not exceed in amount the amount claimed by either party as to any item in dispute, shall be conclusive and binding upon Buyer and Seller for purposes of this Agreement. Each of Buyer and Seller shall bear all the fees and costs incurred by it in connection with the arbitration referred to in this SECTION 2.5, except that the fees and expenses of the Accountant shall be borne 50% by Seller and 50% by Buyer (and shall not be accrued in the Closing Date Balance Sheet). The provisions in this SECTION 2.5(C) relating to resolutions of disputes by the Accountant are not intended to and shall not be interpreted to require that the parties refer to such a firm (i) any dispute arising out of a breach by one of the parties of its obligations under the Agreement; (ii) any dispute the resolution of which requires the construction or interpretation of this Agreement; or (iii) any other dispute other than (in the case of this clause (iii)) a dispute related to the mathematical calculation of the Closing Date Balance Sheet or the Final Purchase Price or the accounting treatment of any asset or liability, or item of income or expense, that affects the calculation of the Closing Date Balance Sheet.

2.6 PURCHASE PRICE ALLOCATION. In connection with the Section 338(h)(10) Election, Buyer and Seller agree that the "Aggregate Deemed Sale Price" (as defined in Treasury Regulations Section 1.338-4) for the Stock will be allocated among the assets of the Company and, if applicable, the Subsidiaries, for all purposes (including Tax and financial accounting purposes) in a manner consistent with Code Sections 338 and 1060 and the Treasury Regulations thereunder. If Buyer and Seller agree on such allocation within one hundred twenty (120) days after the Closing Date

     (which shall be evidenced by an allocation schedule signed by each of Buyer and Seller), Buyer, Seller, the Company and the Subsidiaries shall file all Tax Returns and information reports in a manner consistent with such agreed allocation and shall take no position inconsistent therewith. In the event that Buyer and Seller are unable to agree on such allocation within one hundred twenty (120) days after the Closing Date, neither Buyer (or the Company or the Subsidiaries with respect to periods beginning after the Closing Date) nor Seller (or the Company or the Subsidiaries with respect to periods ending on or before the Closing Date) shall be required, pursuant hereto, to file any Tax Returns or information reports or otherwise take any positions consistent with the allocation of the other party.

                                    ARTICLE 3
                                     CLOSING

3.1 TIME AND PLACE OF CLOSING. Subject to the receipt of the deliveries specified in SECTIONS 3.2 and 3.3 below, the closing of the transactions contemplated herein (the "CLOSING") shall be held as of 12:01 a.m. (Central Standard Time) on the Closing Date at such place and time as the parties may agree.

3.2 DELIVERIES BY SELLER. At the Closing, Seller shall deliver, or cause to be delivered, the following to Buyer:

(a) The stock certificates representing the shares of Stock, together with duly executed stock powers;

(b)  The certificate(s) contemplated by Article 8 hereof;

(c) The Transition Services Agreement and, subject to SECTION 9.6 hereof, the Loan Servicing Agreement, duly executed;

(d) The resignation letters of all Persons who are officers of the Company or any of the Subsidiaries whose principal employment is not as an employee of such entity or who are directors of the Company or any of the Subsidiaries;

(e) A duly executed certificate of non-foreign status (a "FIRPTA CERTIFICATE") from Seller in the form and manner that complies with Section 1445 of the Code and the Treasury Regulations promulgated thereunder; and

(f) All other documents, instruments and writings required to be delivered by Seller at or prior to the Closing Date pursuant to this Agreement.

3.3  DELIVERIES BY BUYER.  At the Closing,  Buyer shall deliver the following to
     Seller:

(a)  The sum of (i) the  Estimated  Purchase  Price  PLUS  (ii) the  Pre-Closing
     Section 3.4 Amount (or, if such amount is payable by Seller to Buyer, minus the Pre-Closing Section 3.4 Amount) MINUS (iii) the Holdback Amount, by wire transfer in immediately federal funds to an account designated by Seller pursuant to SECTION 2.3;

(b)  The certificate(s) contemplated by ARTICLE 7 hereof;

(c) The Transition Services Agreement and, subject to SECTION 9.6 hereof, the Loan Servicing Agreement, duly executed; and

(d) All other documents, instruments and writings required to be delivered by Buyer at or prior to the Closing Date pursuant to this Agreement.

3.4 SETTLEMENT OF INTERCOMPANY ACCOUNTS AND BORROWINGS AND TAX AMOUNTS. In accordance with SECTION 2.3, no later than the 10th Business Day of the month immediately preceding the month in which the Closing will occur, Seller shall deliver to Buyer a schedule in the form of SCHEDULE 3.4 setting forth the balance of each of the (i) Intercompany Accounts and Borrowings as of the date of, and reflected in, the Pre-Closing Balance Sheet and (ii) the Pre-Closing Tax Amounts, and the net amount necessary to settle such Intercompany Accounts and Borrowings and the Pre-Closing Tax Amounts ("PRE-CLOSING SECTION 3.4 AMOUNT"). Not more than 60 days after the Closing Date, Buyer shall deliver to Seller a schedule in the form of
     SCHEDULE 3.4 setting forth the balance of each of (i) the Intercompany Accounts and Borrowings, as of the date of, and reflected in, the Closing Date Balance Sheet and (ii) the Closing Date Tax Amounts, and the net amount necessary to settle such Intercompany Accounts and Borrowings and Closing Date Tax Amounts ("FINAL SECTION 3.4 AMOUNT"). The procedures and principles set forth in SECTIONS 2.5(B) and 2.5(C) shall apply to access to records and Personnel, disputes and expenses in connection with the determination of the Final Section 3.4 Amount. Buyer shall cause to be released on the Closing Date the guarantees, swaps and other forms of credit enhancement provided by Seller or its Affiliates to third parties to support the debt obligation of Company to such third parties, as listed on
     SCHEDULE 3.4. Seller shall cause to be released on the Closing Date all security interests on assets of the Company and any of its Subsidiaries in connection with any intercompany borrowing upon the repayment of such borrowings by Buyer or its Affiliates.

3.5 SETTLEMENT DATE PAYMENTS. On the Settlement Date, the following actions shall be taken:

(a) Buyer or Seller, as the case may be, shall pay the Settlement Amount by wire transfer in immediately available funds to an account designated by the recipient thereof.

(b) Each party shall take such other actions, and shall execute and deliver such other instruments or documents, as shall be required in connection with the determination and payment of the Final Purchase Price and the Final Section 3.4 Amount.

3.6 CONFIRMATION AND ADJUSTMENT OF FINAL PURCHASE PRICE AND SETTLEMENT AMOUNT. The determination of the Final Purchase Price and the Settlement Amount and the payment thereof shall be subject to further confirmation and adjustment as provided for in SCHEDULE 2.2 and EXHIBIT D.


                                   ARTICLE 4
                    REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby represents and warrants to Buyer as follows:

4.1 ORGANIZATION OF SELLER. Seller is duly organized and validly existing as a corporation in good standing under the laws of its jurisdiction of organization and has full corporate power and authority to conduct its business as it is presently being conducted.

4.2 ORGANIZATION OF THE COMPANY. The Company and each Subsidiary is duly organized and validly existing as a corporation or limited liability entity in good standing under the laws of the jurisdiction in which it is organized and has full corporate or entity power and authority to conduct its business and to own, lease and operate its properties and assets. The Company and each Subsidiary is duly qualified or otherwise authorized in all material respects as a foreign corporation or limited liability entity to conduct its business and is in good standing in each jurisdiction where such authorization or qualification is required for the conduct of its business or the ownership of its assets. True, complete and correct copies of the organizational documents of the Company and each Subsidiary as of the date of this Agreement have been previously made available to Buyer.

4.3 CAPITAL STOCK. SCHEDULE 4.3 sets forth a complete and accurate list of the Company's authorized shares of common stock and the number of shares of common stock which are issued and outstanding. No shares of any other class or series of capital stock of the Company are authorized, issued or outstanding. All of the shares of the Stock have been duly and validly authorized and issued, and are fully paid and nonassessable. Seller owns of record and beneficially all of the Stock free and clear of all Encumbrances, including without limitation, any agreement, understanding or restriction affecting the voting rights or other incidents of record or beneficial ownership pertaining to the Stock. There are no subscriptions, options, warrants, calls, commitments, preemptive rights or other rights of any kind outstanding for the purchase of, or any securities convertible or exchangeable for, any equity interests of the Company. There are no restrictions upon the voting or transfer of any shares of the Stock pursuant to the charter or bylaws of the Company or any agreement or other instrument to which the Company, Seller or any Affiliate of Seller is a party or by which the Company, Seller or any Affiliate of Seller is bound. Upon consummation of the transactions contemplated by this Agreement, Buyer will be the owner of the Stock, free and clear of all Encumbrances other than any Encumbrances arising as a result of action by Buyer.

4.4 AUTHORIZATION. Seller has full corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance of this Agreement by Seller have been duly authorized by all necessary corporate action. This Agreement has been duly executed and delivered by Seller and, assuming the due execution of this Agreement by Buyer, is a valid and binding obligation of Seller, enforceable against Seller in accordance with its terms, except that such enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to or affecting the rights or remedies of creditors or general principles of equity (whether considered in a proceeding at law or in equity) and the discretion of the court before which any proceeding therefor may be brought.

4.5 SUBSIDIARIES. SCHEDULE 4.5 sets forth a complete and accurate list of all of the Subsidiaries, all of which are directly wholly owned by the Company.
     SCHEDULE 4.5 also sets forth the jurisdiction of incorporation or organization of each of the Subsidiaries and the number of issued and outstanding shares of capital stock or interests of each Subsidiary. All outstanding shares of capital stock or interests of the Subsidiaries have been duly and validly authorized and issued, and are fully paid and nonassessable. All such outstanding shares or interests are owned by the Company free and clear of any Encumbrances, including, without limitation, any agreement, understanding or restriction affecting the voting rights or other incidents of record or beneficial ownership pertaining to such shares. There are no subscriptions, options, warrants, calls, commitments, preemptive rights or other rights of any kind outstanding for the purchase of, nor any securities convertible into or exchangeable for, any equity interests of any of the Subsidiaries. Each of the Subsidiaries is a corporation or limited liability entity duly organized, validly existing and in good standing in all material respects under the jurisdiction of its organization, with full corporate or entity power, right and authority and all necessary Federal, state and local authorizations to own its properties and conduct its business as now being conducted and is duly qualified and in good standing in all material respects to transact business in each jurisdiction where such authorization or qualification is required for the conduct of its business or the ownership of its assets. Except for ownership of the Subsidiaries or as disclosed in SCHEDULE 4.5, neither the Company nor any of the Subsidiaries beneficially owns or controls, directly or indirectly, any shares of stock or other equity interest in any corporation, firm, partnership, joint venture or other Person.

4.6  FINANCIAL STATEMENTS; MINUTE BOOKS.

(a) The audited consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholder's equity and of cash flows of the Company at December 31, 2003 and December 31, 2002 and for the periods then ended, including the footnotes thereto (the "FINANCIAL STATEMENTS"), and the Balance Sheet have been delivered to Buyer by Seller. The Financial Statements and the Balance Sheet are based on the books and records of the Company and its Subsidiaries, and fairly present, in all material respects, the financial position and results of operations of the Company and its Subsidiaries, as of the date of or for the period indicated therein, in accordance with GAAP. The Monthly Unaudited Balance Sheets delivered by Buyer pursuant to
     SECTION 6.8, when prepared, will be based on the books and records of the Company and its Subsidiaries and will fairly present, in all material respects, the financial position and results of operations of the Company and the Subsidiaries, as of the date of or for the period indicated therein, in accordance with GAAP. The books and records of the Company and each Subsidiary have been, and are being, maintained in all material respects in accordance with GAAP and any other applicable legal and accounting requirements. The minute books of the Company and each Subsidiary, which have been made available to Buyer, contain accurate records in all material respects of all corporate actions of their respective shareholders and Boards of Directors.

(b) The audited balance sheet of Principal Mortgage Reinsurance Company, Inc. ("PMRC") and the related audited statements of operations and comprehensive income and cash flows at December 31, 2002 and for the year then ended, and the unaudited balance sheet as of December 31, 2003 and interim balance sheet as of March 31, 2004 and the related unaudited interim statements of operations and comprehensive income and cash flows for the year ended December 31, 2003, and the three (3) months ended March 31, 2004, and its annual statements for the fiscal years ended December 31, 2003 and December 31, 2002, as filed with the insurance regulatory authorities (or other comparable state regulatory agencies), copies of which have been delivered to Buyer prior to the date hereof, fairly present, in all material respects, PMRC's statutory financial condition as of the dates thereof and its results of operations and cash flows for the periods then ended in conformity with SAP consistently applied. The other information contained in such annual statements fairly presents, in all material respects, the information required to be contained therein in conformity with SAP consistently applied. PMRC is the only Subsidiary of the Company required by Law to prepare financial statements for filing with, or submission to, insurance regulatory authorities (or other comparable state regulatory agencies). The aggregate reserves held with respect to Insurance Contracts of PMRC, as established and reflected in its December 31, 2003 financial statements and annual report meet all requirements of applicable Law and SAP in all material respects.

4.7  PROPERTIES AND INSURANCE.

(a) SCHEDULE 4.7(A) sets forth the address or other description of all real property owned by the Company or any Subsidiary other than REO. Except (i) as may be reflected in the Financial Statements, (ii) for any lien for current taxes not yet payable, (iii) for such other Encumbrances and imperfections of title that do not materially affect the value of personal or real property reflected in the Financial Statements or acquired since the date of such Financial Statements and that do not materially affect the value of or materially interfere with or impair the present and continued use of such property and (iv) as it relates to any REO, the Company and its Subsidiaries have good and marketable indefeasible fee simple title, free and clear of Encumbrances, to all of the personal and real property reflected in the Financial Statements, and all personal and real property acquired since the date of the Financial Statements, except such personal and real property as has been disposed of in the ordinary course of business for adequate consideration or that is being held on behalf of the applicable Investor or Insurer or except for liens, security interests, claims, charges, or other such other Encumbrances as have been appropriately reserved for in the Financial Statements. There are no outstanding options, rights of first offer, rights of reverter or rights of first refusal to purchase the real property described on SCHEDULE 4.7(A) or any portion thereof or interest therein. Other than as a result of Foreclosure, the Company and each Subsidiary is not a party to any agreement or option to purchase any real property or interest therein.

(b) SCHEDULE 4.7(B) sets forth a true, correct and complete list of the address or other description, as of the date hereof, of each lease for real property to which the Company or any Subsidiary is a party (including, the date, if available, and name of the parties to such lease). With respect to all material leases of real property to which the Company or any Subsidiary is a party other than leases related to REO (collectively, the "LEASES"), except as set forth on SCHEDULE 4.7(B), (i) each Lease is valid and binding on the Company or relevant Subsidiary and in full force and effect in all material respects and, to the Knowledge of Seller, is valid and binding on the other parties thereto, (ii) the Company or such Subsidiary (and, to the Knowledge of Seller, any counterparty thereto) has performed in all material respects all obligations required to be performed by it to date under each Lease; (iii) neither the Company nor any Subsidiary has received a notice of default or termination with respect to any such Lease; (iv) the transactions contemplated by this Agreement do not require the consent of any other party to any such Lease (except for those lease consents to be obtained by the Company or each Subsidiary pursuant to SECTION 4.11 of this Agreement); (v) no security deposit or portion thereof deposited with respect to any such Lease has been applied in respect of a breach or default under such Lease which has not been redeposited in full; (vi) none of the Company or any Subsidiary owe, nor will any of them owe in the future, any brokerage commissions or finder's fees with respect to any such Lease; (vii) the other party to any such Lease is not an Affiliate of, and otherwise does not have any economic interest in, the Company or each Subsidiary; (viii) the Company and each Subsidiary have not subleased, licensed or otherwise granted any person the right to use or occupy the estate or interest created by any such Lease or any portion thereof; (ix) the Company and each Subsidiary has not collaterally assigned or granted any other security interest in any such Lease or any interest therein; and
     (x) there are no Encumbrances on the estate or interest created by any such Lease. The Company and each Subsidiary quietly enjoy the premises provided for in any such Lease in all material respects.

(c) SCHEDULE 4.7(C) sets forth a summary of all insurance policies and bonds, other than mortgage loan insurance policies and policies that fund a Seller Plan, pursuant to which the Company or any Subsidiary is an insured party ("POLICIES"). The Company and each Subsidiary is in material compliance with the Policies and is not in default under any of the material terms thereof. Each Policy is outstanding and in full force and effect and all premiums and other payments due under any Policy have been paid in due and timely fashion. Except as set forth in Part 1 of SCHEDULE 4.7(C), the Company and each Subsidiary will be cancelled as insured parties (but not as to coverage in respect of pre-Closing occurrences) under the Policies as of the Closing Date.

(d) With the exception of leased property, each of the Company and the Subsidiaries has good, valid and marketable title to all tangible personal property owned by the Company and/or the Subsidiaries, free and clear of all Encumbrances. With respect to personal property used in the business of the Company or the Subsidiaries that is leased rather than owned, neither the Company nor any Subsidiary is in default in any material respect under the terms of any such lease.

4.8  CONTRACTS AND COMMITMENTS.

(a) Except as set forth in SCHEDULE 4.8(A) and in the Mortgage Loan Schedule, neither the Company nor any Subsidiary is a party to, is bound by or receives benefits under (i) any material Contract not made in the ordinary course of business (other than Contracts pursuant to which the Company or a Subsidiary receives funding, employee benefits or other services from Seller or an Affiliate, enterprise-wide arrangements with Seller or an Affiliate and Contracts made available by Seller to Buyer); (ii) any Contract relating to the borrowing of money by it or the guarantee by it of any such obligation (other than Contracts for intercompany obligations to be settled in accordance with SECTION 3.4 hereof); (iii) any Contract that by its terms limits the payment of dividends by the Company or any
     Subsidiary or that by its terms either requires the Company or any Subsidiary to do business with the contract party on an exclusive basis or restricts or limits the Company or any Subsidiary from owning, managing or operating any business or in any geographical location (including non-competition agreements); (iv) any joint venture or partnership agreement; (vi) any agreement that grants any right of first refusal or right of first offer or similar right to third parties or that limits or purports to limit the ability of the Company or any of the Subsidiaries in any material respect to pledge, sell, transfer or otherwise dispose of any material amount of assets or business (other than in connection with Securitization Transactions or Contracts entered into in the ordinary course of business that require that the particular transactions that are the subject thereof to be conducted with the counterparty or counterparties to the Contract); (vii) any Contract providing for any material future payments that are conditioned, in whole or in part, on a change of control with respect to the Company; (viii) any material Insurance Contract; (ix) any material agency, broker, sale representative, marketing or similar Contract; (x) any Contract that contains a "most favored nation" clause obligating the Company or any Subsidiary to change the material terms and conditions of such Contract based on better terms or conditions provided to other parties in similar contracts; (xi) any Contract relating to any merger or business combination concerning the Company or any Subsidiary or the acquisition or disposition of any assets or any Person during the last five years; (xii) any Contract with any director, officer, employee or Affiliate of the Company or any Subsidiary; and (xiii) any other Contract involving aggregate expenditures or revenues in excess of $500,000 or which is otherwise material to the Company or any Subsidiary (the contracts of the type covered in clauses (i) through (xiii), the "MATERIAL CONTRACTS").

(b) Except as set forth in SCHEDULE 4.8(B), (i) each Material Contract is valid and binding on the Company or relevant Subsidiary and in full force and effect and, to the Knowledge of Seller, is valid and binding on the other parties thereto; (ii) the Company or such Subsidiary (and, to the Knowledge of Seller, any counterparty thereto) has performed in all material respects all obligations required to be performed by it to date under each Material Contract. Neither the Company nor any Subsidiary is in material default under any material order, writ, judgment, decree, Contract or other instrument to which it is a party or by which it or any of its assets or properties is bound, whether entered into in the ordinary course of business or otherwise and whether written or oral, and there has not occurred any event that, with the lapse of time or giving of notice or both, would constitute such a default.

(c) Seller has delivered to Buyer the Mortgage Loan Schedule. The information contained in the Mortgage Loan Schedule is true and correct in all material respects. SCHEDULE 4.8(C) sets forth a list of (i) each Investor with which the Company or a Subsidiary had, as of the date of the Balance Sheet, a Servicing Agreement, together with the aggregate principal amount of Loans or Collateral Certificate Pools subject to each such Servicing Agreement as of such date, and (ii) the aggregate balance of all Custodial Accounts as of such date. Seller has previously made available to Buyer copies of all Servicing Agreements which were in effect on the date of the Balance Sheet and which were in Seller's or the Company's possession. All such Servicing Agreements are in full force and effect at the date hereof, without notice by the applicable Investor of termination thereof.

4.9 ABSENCE OF UNDISCLOSED LIABILITIES. Neither the Company nor any Subsidiary has any material liability (contingent or otherwise), except as disclosed in the Financial Statements, the Balance Sheet or on SCHEDULE 4.9, and except for liabilities incurred in the ordinary course of business consistent with past practice since the date of the Balance Sheet, or liabilities not within the Knowledge of Seller that are not required to be disclosed under GAAP.

4.10 NO CONFLICT OR VIOLATION. Except as provided for in SECTION 4.11, neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will in any material respect (i) conflict with or result in any breach which would constitute a default (or which would give rise to any right of consent, acceleration or termination or the loss of any benefit) under any term or provision of any Contract to which Seller, the Company, any Subsidiary or any of their Affiliates is a party or is subject or by which any assets of the Company or any of the Subsidiaries are bound, or interfere with the ability of Seller to consummate the transactions contemplated by this Agreement, (ii) result in the creation or imposition of any Encumbrance on any of the property or assets of the Company or any Subsidiary, (iii) result in any violation of the provisions of the charter or bylaws or similar organizational document of Seller, the Company or any Subsidiary, (iv) result in any violation by Seller, the Company or any Subsidiary of any Law or (v) result in the creation or imposition of any Encumbrance on any shares of the Stock.

4.11 CONSENTS AND APPROVALS. No consent, approval or authorization of, or declaration, notice, filing or registration with, any governmental or regulatory authority, or material consent, approval or authorization of any other Person, is required to be made or obtained by Seller, the Company or any Subsidiary on or prior to the Closing Date in connection with the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement, except (i) as set forth in SCHEDULE 4.11, and (ii) the filing of premerger notification reports under the Hart Scott-Rodino Antitrust Improvements Act of 1976, as amended.

4.12 LITIGATION. Except as set forth in SCHEDULE 4.12, there is no material Litigation instituted, pending or, to the Knowledge of Seller, threatened against the Company or any Subsidiary or against any asset, interest or right of the Company or any Subsidiary. There is no actual or, to the Knowledge of Seller, threatened Litigation that presents a claim to restrain, delay, condition or prohibit the transactions contemplated herein or to impose upon Buyer, Seller, the Company or any Subsidiary any material costs, conditions or obligations in connection therewith.

4.13 COMPLIANCE WITH LAW: PERMITS AND LICENSES.

(a) The Company and the Subsidiaries are operating in compliance in all material respects with all applicable Laws. Neither the Company nor any Subsidiary has received any notification from any agency or department of Federal, state or local government, (i) asserting a material violation of any Law, (ii) threatening to revoke any material Permit or (iii) limiting its operations in any material respect. Except as set forth in SCHEDULE 4.13(A), neither the Company nor any Subsidiary is subject to any regulatory or supervisory cease and desist order, agreement, directive, memorandum of understanding or commitment that currently restricts or will in the future restrict in any material respect the conduct of its business, its credit policies, its management or its business, and none of them has received any communication requesting that they enter into any of the foregoing.

(b) The Company and the Subsidiaries hold all material Permits necessary for the ownership and conduct of their respective businesses in each of the jurisdictions in which the Company and such Subsidiaries conduct or operate their respective businesses in the manner now conducted and such Permits are in full force and effect. Without limiting the generality of the foregoing, PRMI or the applicable Subsidiary is approved by and is in good standing: (i) as a non-supervised mortgagee by HUD to originate and service Title II FHA mortgage loans; (ii) as a GNMA I and II Issuer by GNMA; (iii) by the VA to originate VA loans; and (iv) as a seller/servicer by FNMA and FHLMC to originate and service conventional residential mortgage loans. Except as provided for in SECTION 4.11, the consummation of the transactions contemplated by this Agreement will not result in any revocation, cancellation or suspension of any such Permit, and there is no pending or, to the Knowledge of Seller, threatened material Litigation with respect to revocation, cancellation, suspension or nonrenewal thereof and there has occurred no event which (whether with notice or lapse of time or both) will result in such a revocation, cancellation, suspension or nonrenewal thereof.

(c) Except for normal examinations conducted by any court, administrative agency or commission or other governmental authority or instrumentality or self-regulatory organization in the regular course of the business of the Company and the Subsidiaries or as set forth in SCHEDULE 4.13(C), no court, administrative agency or commission or other governmental authority or instrumentality or self-regulatory organization has initiated any material proceeding or, to the Knowledge of Seller, threatened a material investigation into the business or operations of the Company or any Subsidiaries that is ongoing or pending. Except as set forth in SCHEDULE 4.13(C), there is no material unresolved violation by any court, administrative agency or commission or other governmental authority or instrumentality or self-regulatory organization with respect to any report or statement relating to any examinations of the Company or the Subsidiaries.

(d) Except as set forth in SCHEDULE 4.13(D), the Company and each Subsidiary has timely filed all regulatory reports, schedules, forms, registrations and other documents, together with any amendments required to be made with respect thereto, that each was required to file since January 1, 2001 with any governmental authority (the "REGULATORY DOCUMENTS"), and have timely paid all fees and assessments due and payable in connection therewith, except where the failure to make such payments and filings would not be material. There is no material unresolved violation or exception asserted by any such governmental authority with respect to any of the Regulatory Documents. As of their respective dates, the Regulatory Documents complied in all material respects with all requirements of Law. Seller has made available to Buyer true and complete copies of all Regulatory Documents.

(e) All Insurance Contracts issued by PMRC are reinsurance contracts issued in compliance with applicable Law in all material respects and were issued on forms approved by appropriate governmental authorities or otherwise permitted under applicable Law. All premium rates, rating plans and policy terms established or used by PMRC that are required to be filed with or approved by applicable governmental authorities have been so filed or approved and comply in all material respects with the insurance Laws applicable thereto.

4.14 NO BROKERS. Except for the services of Lehman Brothers, which has been employed by Seller, neither Seller nor the Company nor any Subsidiary has employed, or is subject to any valid claim of, any broker, finder, consultant or other intermediary in connection with the transactions contemplated by this Agreement. Seller is solely responsible for any payment, fee or commission that may be due to Lehman Brothers in connection with the transactions contemplated hereby.

4.15 INTELLECTUAL PROPERTY AND TECHNOLOGY.
(a)

(1) All of the Intellectual Property that Company or any of the Subsidiaries owns (the "COMPANY OWNED INTELLECTUAL PROPERTY"), licenses or otherwise has acquired the right to use as of the date of this Agreement (collectively, the "COMPANY INTELLECTUAL PROPERTY"), to the extent material, is set forth on SCHEDULE 4.15(A)(1), which specifies, as applicable, (A) the nature of such Company Intellectual Property, (B) whether such Company Intellectual Property is owned or licensed by the Company or any of the Subsidiaries,
     (C) if provided under a license, the licensor and (D) if owned, (i) any applications or registrations relating to such Company Intellectual Property, together with the application(s) or registration(s) number(s) and
     (ii) any termination or expiration dates for such Company Intellectual Property.

(2) All of the Information Technology that Company or any of the Subsidiaries owns (the "COMPANY OWNED INFORMATION TECHNOLOGY"), licenses or otherwise has acquired the right to use as of the date of this Agreement (collectively, the "COMPANY INFORMATION TECHNOLOGY"), to the extent material, is set forth on SCHEDULE 4.15(A)(2), which specifies, as applicable, (A) whether such Company Information Technology is provided under a service contract or is owned or licensed by Company or the Subsidiaries, (B) if provided under a service contract, the service provider, if licensed, the licensor, and if owned, the owner of such Company Information Technology, (C) the scope of such Company Information Technology, including, by way of example, but not of limitation, the range of services provided and number of licenses and (D) the expiration dates of service contracts and licenses.

(3) All Intellectual Property and Information Technology that Seller or any Seller Affiliate (other than the Company or any of the Subsidiaries) owns, licenses or has otherwise acquired the right to use as of the date of this Agreement that is used in or reasonably necessary to the Company's or any of the Subsidiaries' day-to-day business operations, but that Seller shall not assign and transfer to Company at the Closing (the "EXCLUDED IT"), to the extent material, is set forth on SCHEDULE 4.15(A)(3).

(4)  All  Intellectual  Property and  Information  Technology that Seller or any
     Seller Affiliate (other than the Company or any of the Subsidiaries) licenses or otherwise has acquired the right to use from a third party as of the date of this Agreement, that is used in or reasonably necessary to the Company's or any of the Subsidiaries' day-to-day business operations, but that, due to license limitations or other causes, Seller shall not license to Company or use on Company's or any of the Subsidiaries' behalf following the closing (the "THIRD PARTY IT"), to the extent material , is set forth on SCHEDULE 4.15(A)(4).

(b)  Except as set forth on SCHEDULE 4.15(B):

(1) The Company Intellectual Property and Company Information Technology, together with the Excluded IT and Third Party IT include all rights necessary to enable Company and each of the Subsidiaries to conduct its day-to-day business operations in the manner in which it is conducting them as of the date of this Agreement.

(2) The Company and each of the Subsidiaries has taken all commercially reasonable measures to keep in full force and effect all Company Owned Intellectual Property and Company Owned Information Technology registrations, renewals, and applications for registration and to maintain the confidentiality of all trade secrets that constitute Company Owned Intellectual Property or Company Owned Information Technology. The Company Owned Intellectual Property and the Company Owned Information Technology (and any Company Intellectual Property and Company Information Technology that the Company and any of the Subsidiaries shall own following the Closing) is free and clear of any Encumbrance. All registrations and applications for registration of Company Owned Intellectual Property with a governmental authority currently comply in all material respects with the formal legal requirements for such registrations and applications (as applicable).

(3) The Company and the Subsidiaries either exclusively own or have licensed from a third party the Company Intellectual Property and the Company Information Technology.

(4) (A) All licenses, service Contracts, and other Contracts that constitute, or shall constitute following the Closing, Company Information Technology are in full force and effect and are the Company's and, to the Knowledge of Seller, the applicable licensor's legal, valid, and binding obligations,
     (B) Company and the Subsidiaries are not in default under any such licenses and (C) none of Company or any Subsidiary, all licensors or any other contracting parties have exercised termination rights with respect to such licenses, service Contracts or other Contracts.

(5) As of the date of this Agreement, there is no material Litigation pending or, to Knowledge of Seller, threatened, that involves a claim (A) that any Company Owned Intellectual Property or Company Owned Information Technology (or any Company Intellectual Property and Company Information Technology that Company shall own following the Closing) infringes, misappropriates, dilutes, or violates a Third Party's rights in or to Intellectual Property or Information Technology or challenging the ownership, use, protectability, registerability, validity, or enforceability of the Company Owned Intellectual Property or Company Owned Information Technology or (B) against any customers of Company, any of the Subsidiaries or Seller or any of its Affiliates, as the case may be, with respect to the Company Owned Intellectual Property or Company Owned Information Technology or any such customer's use thereof.

(6) To the Knowledge of Seller, no Third Party is infringing, violating, diluting, misusing, or misappropriating any Company Owned Intellectual
     Property, Company Owned Information Technology, Company Intellectual Property or Company Information Technology. Neither Company nor any of the Subsidiaries nor Seller has made any claim against any Third Party based upon any such infringement, violation, dilution, misuse, or misappropriation.

(7) The processes employed, the services provided, the businesses conducted, the products used or dealt in by the Company and the Subsidiaries, the Company Intellectual Property and/or Company Information Technology, do not, and, within the last six years did not, infringe, violate, dilute, misuse or misappropriate any Intellectual Property or Information Technology rights of a Third Party. No Third Party has made a complaint, demand, notice, material charge or claim against the Company, any of the Subsidiaries or Seller based upon any such infringement, violation, dilution, misuse, or misappropriation. There are no interference or opposition proceedings relating to any Company Owned Intellectual Property or Company Owned Information Technology.

(8) No Company Owned Intellectual Property or Company Owned Information Technology is currently the subject of any re-examination, opposition, cancellation or invalidation proceeding before any governmental authority.

4.16 TAXES.

Except as set forth on SCHEDULE 4.16:

(a) All Tax Returns required to be filed by or with respect to the Company or Subsidiaries have been timely filed and such Tax Returns are complete and accurate in all material respects. All Taxes that were required to have been paid by, or with respect to, the Company or any Subsidiary have been paid.

(b) None of the Company or any Subsidiary currently is the beneficiary of any extension of time within which to file any Tax Return.

(c) No deficiencies for any material Tax have been proposed, asserted or assessed against the Company which have not been settled and paid in full or for which adequate reserves in accordance with GAAP have not been established, and, to the Knowledge of Seller, no such assertion of material deficiency or assessment of Tax liability is pending or being threatened with respect to the Company or any Subsidiary.

(d) There are currently no agreements in effect with respect to the Company or any Subsidiaries to extend the period of limitations for the assessment or collection of any Tax.

(e) There is no presently pending audit examination, refund claim, or litigation, proposed adjustment or matter in controversy with respect to any Taxes for which the Company or any Subsidiaries may be liable, and, to the Knowledge of Seller, no such examination, action or proceeding is threatened.

(f) Neither the Company nor any Subsidiary has been a member of an affiliated, combined, consolidated or unitary group for purposes of filing any income or franchise Tax Return, other than a group of which Principal Financial Group, Inc. was the common parent.

(g)  Seller is not a "foreign person" within the meaning of Treasury Regulations
     Section 1.1445-2(b).

(h) Neither the Company nor any Subsidiary is a party to any agreement, contract, arrangement, or plan that has resulted or would result, individually or in the aggregate, in connection with the transactions contemplated by this Agreement in the payment of any "excess parachute payments" within the meaning of Section 280G of the Code.

(i) Neither the Company nor any Subsidiary is a party to any Tax sharing or Tax allocation agreement.

(j) Each of the Company and Subsidiaries and each Securitization Entity has withheld and paid to the proper taxing authority on a timely basis all Taxes required to have been withheld and paid in connection with amounts paid, or deemed to have been paid, or owing, or amounts allocated to any employee, independent contractor, creditor, stockholder or other third party. Each such obligation of each Securitization Entity to withhold and pay is listed on SCHEDULE 4.16(J).

(k) No power of attorney has been granted with respect to any of the Company or Subsidiaries as to any matter relating to Taxes.

(l) There are no Encumbrances for Taxes on the assets of the Company or Subsidiaries other than Encumbrances for Taxes not yet due and payable.

(m) To the Knowledge of Seller, no claim has ever been made by a taxing authority in a jurisdiction where the Company, any Subsidiary, or any Securitization Entity does not file Tax Returns that any of the Company, its Subsidiaries, or a Securitization Entity, respectively, is or may be required to file Tax Returns with respect to such jurisdiction.

(n) Neither the Company nor any Subsidiary will be required to include any item of income in, or exclude any item of deduction from, taxable income for any period ending after the Closing Date as a result of any (i) change in method of accounting for a taxable period ending on or prior to the Closing Date; (ii) "closing agreement" as described in Code Section 7121 (or any corresponding or similar provision of any law relating to income Tax) executed prior to the Closing; (iii) installment sale or open transaction disposition made prior to the Closing; or (iv) prepaid amount received prior to the Closing.

(o) Neither the Company nor any Subsidiary distributed stock of another Person, or has had its stock distributed by another Person, in a transaction that was purported or intended to be governed in whole or in part by Code
     Section 355 or Code Section 361.

(p) Since its formation, each Securitization Entity (i) has been properly treated for United States federal income Tax purposes as other than an association, "Taxable Mortgage Pool" within the meaning of Code Section 7701(i), or "Publicly Traded Partnership" within the meaning of Code
     Section 7704 taxable as a corporation, and (ii) has not been an entity subject to Tax for federal, state, local, or foreign Tax purposes. All securities issued by the EBO Trust (other than those securities held by Principal Residential Mortgage Funding, LLC) (the "EBO Securities") are properly treated as either debt of the Company or equity of the EBO Trust for United States federal income Tax purposes.

(q) The Principal Financial Group, Inc. is eligible to make a joint election pursuant to Code Section 338(h)(10) with respect to the Company and those Subsidiaries listed on SCHEDULE 4.16(Q) in connection with the sale of Stock to Buyer contemplated by this Agreement.

(r) Since its formation each of Principal Wholesale Mortgage, Inc., Principal Mortgage Reinsurance Company and Seller has been properly classified for United States federal Tax purposes as an association taxable as a corporation. Since its formation each of Principal Residential Mortgage Funding, LLC, Principal Residential Mortgage Servicing, LLC and Principal Residential Mortgage Capital Resources, LLC has been properly classified for United States federal Tax purposes as an entity the existence of which is disregarded from that of its owner.

4.17 EMPLOYEE BENEFIT PLANS.

(a) SCHEDULE 4.17 sets forth an accurate and complete list of all PRMI Employee Benefit Plans and identifies, with respect to each such PRMI Employee Benefit Plan, either PRMI or the applicable ERISA Affiliate of PRMI that established, sponsors or maintains such PRMI Employee Benefit Plan or that contributes or is required to contribute to such PRMI Employee Benefit Plan or that has entered into such PRMI Employee Benefit Plan. Except as set forth on SCHEDULE 4.17(A), neither PRMI nor any ERISA Affiliate of PRMI has announced or otherwise made a commitment to implement any arrangement that, if implemented, would be a PRMI Employee Benefit Plan.

(b) With respect to each PRMI Employee Benefit Plan, Seller has made available or caused to be made available to Buyer a true and complete copy of each PRMI Employee Benefit Plan, any amendments thereto (or if the PRMI Employee Benefit Plan is not written, a description thereof), any related trust or other funding vehicle, any reports or summaries required under ERISA and the most recent determination letter received from the Internal Revenue Service with respect to each PRMI Qualified Plan.

(c) Each PRMI Employee Benefit Plan complies in form and has been maintained and operated in all material respects in accordance with the requirements of all applicable laws, including ERISA and the Code, and each PRMI Employee Benefit Plan has been maintained and operated in all material respects in accordance with its terms. With respect to each PRMI Employee Benefit Plan that is intended to meet requirements for tax-favored treatment under the Code, the term "applicable laws" shall include, without limitation, the provisions of the Code that provide for such tax-favored treatment.

(d) SCHEDULE 4.17 separately identifies each PRMI Qualified Plan. Except as set forth on SCHEDULE 4.17(D), each PRMI Qualified Plan and each trust established in connection with each PRMI Qualified Plan is the subject of a favorable determination letter issued by the Internal Revenue Service.

(e) SCHEDULE 4.17 separately identifies each PRMI Defined Benefit Plan. Except as set forth on SCHEDULE 4.17(E), the present fair market value of the assets of each PRMI Defined Benefit Plan equal or exceed the present value of vested and nonvested accrued benefits under such PRMI Defined Benefit

     Plan, based on the actuarial assumptions and methodology used for funding purposes as set forth in such PRMI Defined Benefit Plan's most recent actuarial report. No reportable event under Section 4043 of ERISA has occurred with respect to any PRMI Defined Benefit Plan. No event has occurred and no condition has existed or exists that could constitute grounds under Section 4042 of ERISA for termination of or appointment of a trustee to administer any PRMI Defined Benefit Plan. Neither PRMI nor any ERISA Affiliate of PRMI has transferred, in whole or in part, a PRMI
     Defined Benefit Plan to a trade or business that was at the time of transfer not an ERISA Affiliate of PRMI. No accumulated funding deficiency (as defined in Section 402 of ERISA or Section 412 of the Code) exists nor has any funding waiver from the Internal Revenue Service been received or requested with respect to any PRMI Defined Benefit Plan. No excise or other tax is due or owing because of any failure to comply with (i) the minimum funding standards of the Code or ERISA with respect to any PRMI Defined Benefit Plan or (ii) the provisions of Section 4980B of the Code.

(f) Neither PRMI nor any ERISA Affiliate of PRMI contributes to or has an obligation to contribute to or has contributed to a multiemployer pension plan (as defined in Section 3(37) of ERISA) for the benefit of any active, retired or former employee or director of PRMI or any Subsidiary.

(g) No PRMI Employee Benefit Plan is a multiple employer welfare arrangement within the meaning of Section 3(41) of ERISA.

(h) PRMI does not, and, following the Closing Date, Buyer will not, have any liability (actual or contingent) with respect to any Employee Benefit Plan established, maintained, or sponsored by any ERISA Affiliate of PRMI, or to which any ERISA Affiliate of PRMI has contributed or is required to contribute, or into which any ERISA Affiliate of PRMI has entered that is not a PRMI Employee Benefit Plan.

(i) Except as provided on SCHEDULE 4.17(I), the consummation of the transactions contemplated by this Agreement will not, either alone or in combination with another event, (i) entitle any current or former employee, officer or consultant of PRMI or any ERISA Affiliate of PRMI to severance pay, unemployment compensation or any other payment or (ii) accelerate the time of payment or vesting, or increase the amount of compensation due any such employee, officer or consultant.

(j) Except as provided on SCHEDULE 4.17(J), no PRMI Employee Benefit Plan provides medical, surgical, hospitalization, death or similar benefits (whether or not insured) for employees or former employees of PRMI or any Subsidiary for periods extending beyond their retirement or other termination of service, other than (i) coverage mandated by applicable law,
     (ii) death benefits under any "pension plan" or (iii) benefits the full cost of which is borne by the current or former employee (or his beneficiary).

(k) There are no pending, threatened or anticipated material claims by or on behalf of any PRMI Employee Benefit Plan, by any employee or beneficiary covered under any such PRMI Employee Benefit Plan, or otherwise involving any such PRMI Employee Benefit Plan (other than routine claims for benefits).

(l) Neither the Company nor any Subsidiary maintains or sponsors any PRMI Qualified Plan.

4.18 ENVIRONMENTAL LIABILITY. There is no pending or, to the Knowledge of Seller, material threatened Litigation against the Company, any Subsidiary or against any Person or entity whose liability the Company or any Subsidiary has or may have retained or assumed either contractually or by operation of law that could reasonably result in the imposition on the Company or any Subsidiary of any material liability arising under any Environmental Laws, and neither the Company nor any Subsidiary is subject to any agreement, order, judgment, decree, or memorandum by or with any court, governmental authority, regulatory agency or third party imposing any such material liability. There are no present or, to the Knowledge of Seller, past actions, activities, circumstances, conditions, events or incidents, including without limitation, the release or threatened release or presence of any Hazardous Materials, which could form the basis for any material Litigation that would impose any material liability or obligation on the Company or any Subsidiary under Environmental Laws. During or, to the Knowledge of Seller, prior to the period of (i) the Company's or any Subsidiary's ownership or operation of any of their respective current properties, (ii) the Company's or any Subsidiary's participation in the management of any property or (iii) the Company's or any Subsidiary's holding of a security interest or other interest in any property, there were no releases or threatened releases of hazardous, toxic, radioactive or dangerous materials or other materials regulated under any Environmental Laws in, on, under or affecting any such property. Neither the Company nor any Subsidiary has taken any action with respect to any properties that they do not currently own or operate that would prevent the Company or any Subsidiary from qualifying under the lender exclusion of CERCLA or any other Environmental Laws with respect to such property.

4.19 ADVANCES/RECEIVABLES.

(a) The Advances are valid and subsisting amounts owing to the Company or the Subsidiaries, are carried on the books of the Company and the Subsidiaries at values determined in accordance with GAAP in all material respects and are not subject to setoffs or claims arising from acts or omissions of the Company or the Subsidiaries. Except as set forth in SCHEDULE 4.19(a), no Investor has or has claimed any material defense, offset or counterclaim to repayment of any Advance that is pending. SCHEDULE 4.19(A) accurately summarizes the Advances outstanding as of the date of the Balance Sheet.

(b) The accounts receivable reflected on the Balance Sheet, and those to be reflected on the Pre-Closing Balance Sheet or the Closing Date Balance Sheet, have (or will have) arisen from bona fide transactions in the ordinary course of the business of the Company and the Subsidiaries and are (or will be) valid obligations of the respective makers thereof and are not (and will not be) subject to material setoffs or claims, except for the amounts reserved for doubtful or uncollectible accounts as reflected on the Balance Sheet, the Pre-Closing Balance Sheet or the Closing Date Balance Sheet, as the case may be. The accounts receivable are (or will be) reflected on the Balance Sheet, the Pre-Closing Balance Sheet or the Closing Date Balance Sheet, as the case may be, at values determined in accordance with GAAP in all material respects.

4.20 NO RECOURSE. Except for those Loans and Mortgage Pools designated as Recourse on the Tape set forth on SCHEDULE 4.20 which do not exceed $600 million in aggregate principal amount as of the date of the Balance Sheet and for which Loan Reserves are reflected in accordance with GAAP on the Balance Sheet, none of the Loans, Collateral Certificates, Securitization Instruments or Servicing Agreements provide for Recourse to the Company or any Subsidiary.

4.21 LOAN REPRESENTATIONS AND WARRANTIES.

         The Seller makes the representations and warranties set forth below regarding each Loan (PROVIDED, for purposes of this SECTION 4.21, the Investor, if any, for any Warehouse Loan shall be the Investor that is party to the applicable Investment Commitment) and, if and to the extent specified, each Pipeline Loan or REO:

(a) Except as set forth on SCHEDULE 4.21(A), each Loan or Collateral Certificate in the Mortgage Servicing Portfolio was eligible in all material respects for sale to, insurance by, or pooling to back securities issued or guaranteed by, the applicable Investor or Insurer upon such sale, issuance of insurance or pooling, except for Serviced Loans or Collateral Certificates as to which the ineligibility for such sale, issuance of insurance or pooling would not be the contractual or legal responsibility of Company or any Subsidiary under Applicable Requirements because the Company or any Subsidiary did not originate, sell or pool such Loan or Collateral Certificate. Each Warehouse Loan allocated to a particular Investor in accordance with the standard secondary market practices of the Company or any Subsidiary is eligible in all material respects for sale under an Investment Commitment. Except as set forth on SCHEDULE 4.21(A), each Warehouse Loan not allocated to a particular Investor in accordance with the foregoing sentence would be otherwise eligible for sale in all material respects under an Investment Commitment upon allocation to an

     Investor. Except as set forth on SCHEDULE 4.21(A), there exists no fact or circumstance that would entitle the applicable Insurer or Investor to (i) demand from the Company or any Subsidiary either repurchase of any Serviced Loan or any Collateral Certificate or indemnification for losses or refuse to purchase a Warehouse Loan, (ii) impose on the Company or any Subsidiary sanctions, penalties or special requirements in respect of any Loan, or
     (iii) rescind any insurance policy or reduce insurance benefits in respect of any Loan which would result in a breach of any obligation of the Company or any Subsidiary under any Contract. Each Pipeline Loan complied in all material respects with Applicable Requirements for the stage of processing that had been achieved as of the Closing Date based on the Investor or Insurer Program under which Company originated the Pipeline Loan, including but not limited to compliance with applicable Laws and procurement of required settlement services (E.G., appraisal, title and insurance). The Company and each of the Subsidiaries have handled each REO in accordance with Applicable Requirements.

(b) Each Loan is evidenced by a Mortgage Note and is duly secured by a valid first lien Mortgage on the related Mortgaged Property, in each case, on such forms and with such terms as comply with all Applicable Requirements. Each Mortgage Note and the related Mortgage is genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all material respects in accordance with its terms, subject to bankruptcy, insolvency and similar laws affecting generally the enforcement of creditors' rights and the discretion of a court to grant specific performance. All parties to the Mortgage Note and the Mortgage had legal capacity to execute the Mortgage Note and the Mortgage and each Mortgage Note and Mortgage has been duly and properly executed by such parties. Each Loan is not subject to any rights of rescission, set-off, counterclaim or defense, including the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render either the Mortgage Note or the Mortgage unenforceable by the Company, in whole or in part, or subject to any right of rescission (except any Warehouse Loan which is closed but not funded), set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim, or defense has been asserted with respect thereto. For purposes of this SECTION 4.21(B), references to Mortgage Notes shall be deemed to include mortgage notes in respect of REO.

(c) The Company and each Subsidiary (in their respective capacities as Servicer or otherwise) and each Originator and Prior Servicer have complied in all material respects with the Applicable Requirements including, without limitation, the federal Fair Housing Act, federal Equal Credit Opportunity Act and Regulation B, federal Fair Credit Reporting Act, federal Truth in Lending Act and Regulation Z, National Flood Insurance Act of 1968, federal Flood Disaster Protection Act of 1973, federal Real Estate Settlement Procedures Act and Regulation X, federal Fair Debt Collection Practices Act, federal Home Mortgage Disclosure Act, and state consumer credit and usury codes and laws.

(d) There has been no material fraudulent action on the part of any Person (including without limitation any borrower, appraiser, builder or developer, credit reporting agency, settlement agent, realtor, broker or correspondent) in connection with the origination of any Loan or Pipeline Loan or the application of any insurance proceeds with respect to a Loan or the Collateral for which Company is responsible to the applicable Investor or Insurer.

(e) SCHEDULE 4.21(E) represents a complete and accurate list of each Servicing Agreement as of the date of the Balance Sheet pertaining to Serviced Loans and includes (i) the identity of the Mortgage Group member acting as Servicer under such Servicing Agreement; (ii) whether the relevant Servicer is acting as master servicer, servicer or subservicer under such Servicing Agreement; and (iii) the outstanding principal balance of any advances made by the relevant Servicer with respect to the Loans, Collateral Certificate Pools or Pipeline Loans (if any) Serviced under such Servicing Agreement. All information contained in SCHEDULE 4.2(E) is complete and accurate in all material respects. The Servicing of the Loans and Collateral Certificate Pools complies in all material respects with all Applicable Requirements.

(f) Except as disclosed in SCHEDULE 4.21(F), all Mortgage Pools have been initially certified, finally certified and/or recertified if required by the relevant Investor, Insurer or other certifying Person and otherwise in accordance in all material respects with Applicable Requirements.

(g) All Custodial Accounts required to be maintained by the Company and the Subsidiaries have been established and continuously maintained in accordance with Applicable Requirements in all material respects. Except as to payments which are past due under the Loans or Collateral Certificates identified on SCHEDULE 4.21(G), all Custodial Account balances required by the Loans and paid to the Company or Subsidiaries for the account of the Mortgagors under the Loans or with respect to Collateral Certificates or Securitization Transactions have been credited to the appropriate account and have been retained in and disbursed from the appropriate account in accordance with the Applicable Requirements in all material respects. Subject to and in accordance with the Applicable Requirements pertaining generally to the type, size, rating or capitalization of depository institutions qualified to hold such balances, the Company and the
     Subsidiaries have the right and power to determine the financial institution in which the Custodial Accounts are held.

(h) Except as disclosed in SCHEDULE 4.21(H) and for indemnity agreements with any of such Persons (a true and complete list of all current such indemnity agreements being in SCHEDULE 4.21(H)) and except for customary industry standards for indemnification and repurchase remedies in connection with agreements for the sale or servicing of mortgage loans, none of the Company or any Subsidiary is now nor has been, during the last three years, subject to any material fine, suspension, settlement or other agreement or administrative agreement or sanction by, or any obligation to indemnify, HUD, GNMA, VA, FNMA, FHLMC or other Investor, any federal agency, or State Agency relating to the origination, sale or servicing of mortgage or consumer loans.

(i) Each Loan is covered by an American Land Title Association or similar lender's title insurance policy (or a title commitment or title binder committing the title company to issue such title insurance policy) or, where customary, an attorney's opinion of title (collectively, "TITLE INSURANCE POLICY") in each case meeting the Applicable Requirements in all material respects, issued by an Insurer acceptable to any relevant Agency, and any other Investor or Private Investor and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring the Company or the relevant Subsidiary, its successors and assigns as to the lien of the Mortgage in the original principal amount of the Loan and against any loss by reason of the invalidity or unenforceability of the lien. Additionally, such lender's title insurance policy affirmatively insures ingress and egress to and from the Mortgaged Property, and against encroachments by or upon the Mortgaged Property. The Company or the relevant Subsidiary is the sole insured of each lender's title insurance policy, and each lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. Except as disclosed in
     SCHEDULE 4.21(I), no claims have been made under a lender's title insurance policy, and no prior holder of the related Mortgage, including the Company and any Subsidiary, has done, by act or omission, anything which would impair the coverage of any lender's title insurance policy.

(j) Each appraisal made in connection with the origination of a Loan or, if applicable, a Pipeline Loan, was performed in all material respects in accordance with Applicable Requirements. Except as otherwise permitted or required by the Applicable Requirements, each conventional Loan with an LTV at origination in excess of 80% is subject to a primary insurance policy satisfying the requirements of the applicable Investor or to the extent that no Investor exists, complying with the requirements contained in the Seller and Servicing Guides. All provisions of such primary insurance policy have been and are being complied with in all material respects, such policy is in full force and effect, and all premiums due thereunder have been paid. Any Mortgage subject to any such primary insurance policy obligates the Mortgagor thereunder to maintain such insurance and to pay all premiums and charges in connection therewith if the Investor so requires or to the extent that no Investor exists, complying with the requirements contained in the Seller and Servicing Guides.

(k) All flood and hazard insurance policies with respect to Loans were obtained where required and are in compliance in all material respects with Applicable Requirements.

(l) Except as disclosed on SCHEDULE 4.21(L), no Loan is a "high-cost loan" or "covered loan" under either the Home Ownership Equity Protection Act or a similar state or local anti-predatory lending Law.

(m) Except as disclosed in SCHEDULE 4.21(M), there are no material taxes, ground rents, water charges, sewer rents, assessments (including assessments payable in future installments), insurance premiums, leasehold payments or other outstanding charges affecting the related Mortgaged Properties (i) with respect to any Warehouse Loan or REO and (ii) with respect to any Serviced Loan (except those items which, if unpaid, are not obligations of the Company or any Subsidiary under Applicable Requirements), in each case that are past due and, except with respect to insurance premiums, for which a penalty is payable.

(n) Except as disclosed in SCHEDULE 4.21(N), the proceeds of each Loan have been fully disbursed to or for the account of the related Mortgagor, there is no obligation for the related mortgagee to advance additional funds thereunder and any and all requirements as to completion of any on site or off site improvement and as to disbursements of any completion or repair escrow funds therefore have been complied with in all material respects.

4.22 SECURITIZATION TRANSACTIONS.

(a) SCHEDULE 4.22(A) represents a complete and accurate list of each material Securitization Transaction as of the date of the Balance Sheet and sets forth the relevant Securitization Issuer, the classes of securities issued, the current principal balance for each class, the applicable coupon rate or discount of each class, the current rating assigned to each class, if any, and the scheduled maturity date(s) of each class. The information contained in SCHEDULE 4.22(A) is complete and accurate in all material respects. Since the date of the Balance Sheet, no further Securitization Transactions other than those disclosed on SCHEDULE 4.22(A) have been completed or are currently pending. The Company and each Subsidiary has complied in all material respects with all obligations and conditions to be performed or satisfied by it with respect to all agreements and arrangements pursuant to which it is bound under a Securitization Transaction (such agreements and arrangements are collectively referred to as the "SECURITIZATION INSTRUMENTS"). Each Securitization Issuer, Securitization Entity, Securitization Trustee, Servicer and Prior Servicer (if any) has performed in all material respects all of its respective obligations for which the Company or any Subsidiary is responsible or may be subject to liability under the Securitization Instruments or any other existing Law applicable to Securitization Transactions. Neither the Company nor any Subsidiary nor any governmental entity, Tax authority, Securitization Issuer, Securitization Trustee or Servicer has taken any action that would materially and adversely affect the characterization or Tax treatment for federal, state or local income or franchise Tax purposes, of any Securitization Entity or any securities issued in connection with a Securitization Transaction, and except as set forth in SCHEDULE 4.22(A), all required federal, state and local Tax and information returns and elections relating to any Securitization Transaction for which the Company, any Subsidiary or a Securitization Issuer under the control of Company or any Subsidiary is responsible under the Securitization Instruments have been accurately prepared and properly and timely filed in all material respects.

(b) Neither the Company nor any Subsidiary (acting as Servicer or otherwise) has materially changed its policies and procedures relating to its reporting obligations under any Servicing Agreement or Securitization Instrument. The relevant Servicer has consistently applied in all material respects all accounting principles and calculation methodologies used by it in the preparation of any reports required to be delivered pursuant to any Servicing Report or Securitization Instrument, except to account for changes in GAAP.

(c) There is no material Litigation pending or any investigation by any governmental authority pending, or, to the Knowledge of Seller, threatened against the Seller, the Company, any Subsidiary, any Securitization Entity or any Securitization Issuer relating to any Collateral Certificate or Securitization Transaction, including but not limited to any Litigation or investigation relating to an untrue statement of material fact contained in any disclosure or offering document delivered to Investors, Private Investors or creditors relating to the Loans, the Collateral Certificates or any Securitization Transaction (including any exhibits, attachments, supplements or amendments thereto) (collectively, the "OFFERING Documents"), or the omission of a material fact from any Offering Documents necessary to make the statements contained therein not misleading. No Offering Document contains an untrue statement of a material fact or omits a material fact necessary to make the statements contained therein not misleading with respect to the Company, any Subsidiary or any information for which the Company or any Subsidiary is responsible in such Offering Document.

(d) Except as publicly disclosed prior to the date hereof, none of Standard & Poor's, a division of The McGraw-Hill Companies, Inc., Moody's Investor Service., Inc., Fitch Inc., doing business as Fitch Ratings or A.M. Best, has indicated that it has under surveillance or review, its rating of (i) the financial strength, claims paying ability or servicer rating (if any) of the Company or any Subsidiary and (ii) any Collateral Certificates or securities issued in connection with Securitization Transactions, and to the Knowledge of Seller, there exists no circumstance or condition reasonably likely to cause any such ratings to be modified, qualified, lowered or placed under such surveillance.

4.23 ABSENCE OF CERTAIN CHANGES OR EVENTS. Except as set forth in the Financial Statements or in SCHEDULE 4.23, since December 31, 2003, no Material Adverse Effect has occurred. Except as contemplated by this Agreement or permitted under SECTION 6.2, since February 29, 2004, the Company and each Subsidiary has carried on its business in all material respects in the ordinary course.

4.24 LABOR MATTERS. Neither the Company nor any Subsidiary is a party to or is bound by any collective bargaining agreement, contract or other agreement or understanding with a labor union or labor organization, nor is the Company or any Subsidiary the subject of a proceeding asserting that any of them has committed an unfair labor practice (within the meaning of the National Labor Relations Act) or seeking to compel the Company or any Subsidiary to bargain with any labor organization as to wages or conditions of employment, nor is there any strike or other material labor dispute or disputes involving the Company or any Subsidiary pending, or to the Knowledge of Seller, threatened. There is no activity involving any of the Company's or the Subsidiary's employees seeking to certify a collective bargaining unit or engaging in other organizational activity.

4.25 TRANSACTIONS  WITH  AFFILIATES.  Except  as set  forth on  SCHEDULE  3.4 or
     SCHEDULE 4.25, there are no outstanding amounts payable to or receivable from, or advances by the Company or any Subsidiary to, and neither the Company nor any of the Subsidiaries is otherwise a creditor or debtor to, Seller or any of its Affiliates, or any director, officer or employee of Seller or any of its Affiliates (including the Company and the Subsidiaries). Except as set forth on SCHEDULE 4.25, neither the Company nor any Subsidiary has purchased, acquired or leased any property or services from or sold, transferred or leased any property or services to, or made any management consulting or similar fee agreement with, Seller or any of its Affiliates (other than the Company or any Subsidiary) or any director, officer or employee of Seller or any of its Affiliates (including the Company and the Subsidiaries).

4.26 SUFFICIENCY OF ASSETS. Except for the property and services provided by Seller and its Affiliates as listed on SCHEDULE 4.25, the assets and properties of the Company and the Subsidiaries, taken as a whole, constitute all of the material assets and properties which are reasonably required for the operation of the business of the Company and the Subsidiaries as currently conducted.

4.27 INTEREST RATE RISK MANAGEMENT INSTRUMENTS. All interest rate swaps, caps, floors and option agreements and other interest rate risk management arrangements (collectively, "HEDGING INSTRUMENTS") entered into for the account of the Company or the Subsidiaries were entered into in accordance with applicable Law. The Hedging Instruments are legal, valid and binding obligations of the Company or the applicable Subsidiary and the other parties thereto, enforceable against the Company or such Subsidiary, and to the Knowledge of Seller, the counterparty thereto, in accordance with their terms (except as enforceability may be limited by bankruptcy, insolvency and other laws relating to creditors' rights generally or by general equitable principles), without any material set-off, defense or counterclaim, and are in full force and effect with respect to the Company, the applicable Subsidiary and the other parties thereto. The Company and the Subsidiaries have duly performed all of their material obligations under the Hedging Instruments to the extent that such obligations to perform have accrued, and there are no breaches, violations or defaults or allegations or assertions of such by any party thereunder.

4.28 NO REGULATORY IMPEDIMENT. Seller is not aware of any fact relating to its business, operations, financial condition or legal status that might reasonably be expected to impair in any material respect its ability to obtain all consents, orders, authorizations, and approvals from federal or state governmental authorities necessary for the consummation of the transactions contemplated hereby within the time period contemplated by this Agreement.

4.29 MASTER SERVICING. Neither the Company nor any of the Subsidiaries engage in Master Servicing.

4.30 DILIGENCE MATERIALS. Seller has previously delivered to Buyer (i) certain tapes (electronic media) on which information regarding the Loans as of February 27, 2004 and March 31, 2004 is recorded (the "Tapes") and (ii) other information concerning the Company and its Subsidiaries identified in
     SCHEDULE 4.30(A) and (B) (such information, together with the Tapes, the "Diligence Materials"). The information contained in the Tapes is true and accurate in all material respects as of the date specified therein, with the exception of the following excluded "fields:"

                                    sas_type
                                    sas_purp
                                      group
                                     mn_del
                                   escrow_bal
                                   crsibnkfcl
                                      term
                                      rterm

     Subject to any written limitations stated in such Diligence Materials or on
     SCHEDULE 4.30(A), the Diligence Materials listed on SCHEDULE 4.30(A) are true and accurate in all material respects as of the date specified therein. Subject to any written limitations stated in such Diligence Materials or in SCHEDULE 4.30(B), the Diligence Materials listed on
     SCHEDULE 4.30(B) are true copies of the documents that they purport to be.

                                   ARTICLE 5
                     REPRESENTATIONS AND WARRANTIES OF BUYER

Buyer hereby represents and warrants to Seller as follows:

5.1 ORGANIZATION OF BUYER. Buyer is duly organized and validly existing as a corporation and in good standing under the laws of the jurisdiction of its organization and has full corporate power and authority to conduct its business as it is presently being conducted and to own and lease its properties.

5.2 AUTHORIZATION. The execution, delivery and performance of this Agreement by Buyer have been duly authorized by all necessary corporate action. This Agreement has been duly executed and delivered by Buyer and, assuming the due execution of this Agreement by the other parties hereto, is a valid and binding obligation of Buyer, enforceable against it in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, receivership, conservatorship, reorganization, moratorium or other similar laws now or hereafter in effect relating to or affecting the rights and remedies of creditors generally, and general principles of equity (whether considered in a proceeding at law or in equity) and the discretion of the court before which any proceeding therefor may be brought.

5.3 CONSENTS AND APPROVALS. No consent, approval or authorization of, or declaration, filing or registration with, any governmental or regulatory authority or any other Person is required to be made or obtained by Buyer on or prior to the Closing Date in connection with the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated by this Agreement, except (i) the filing of premerger notification reports under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (ii) any required approvals or consents from federal and state regulatory agencies. Buyer has no knowledge of any fact or circumstance concerning itself that reasonably could be expected to delay the receipt of, or result in a denial of, any required consent or approval.

5.4 NO BROKERS. Buyer has not employed, and is not subject to the valid claim of, any broker, finder, consultant or other intermediary in connection with the transactions contemplated by this Agreement.

5.5 NO CONFLICT OR VIOLATION. Neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated by this Agreement will in any material respect (i) conflict with or result in any material breach which would constitute a default under any term or provision of any Contract, agreement, indebtedness, lease, commitment, license, franchise, Permit, authorization or concession to which Buyer or any of its Affiliates is a party or is subject or by which any assets of Buyer or such Affiliate are bound, (ii) result in any material violation of the provisions of the charter or bylaws of Buyer, or (iii) result in any material violation by Buyer of any Law.

5.6  FINANCIAL ABILITY. Buyer has sufficient funds available to it to consummate
     the  transactions  contemplated  in  this  Agreement,   including,  without
     limitation, payment of the amounts contemplated in SECTION 3.3(A) hereof.

5.7 ACQUISITION OF STOCK AND OTHER PURCHASED ASSETS. Buyer has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of its purchase of the Stock. Buyer confirms that Seller has made available to Buyer the opportunity to ask questions of the officers and management employees of Seller, the Company and the Subsidiaries and to acquire additional information about the business and financial condition of the Company and the Subsidiaries. Buyer is acquiring the Stock for investment and not with a view toward or for sale in connection with any distribution thereof, or with any present intention of distributing or selling the Stock. Buyer agrees that the Stock may not be sold, transferred, offered for sale, pledged, hypothecated or otherwise disposed of without registration under Securities Laws, except pursuant to an exemption from registration under such Securities Laws, and without compliance with state securities laws, in each case, to the extent applicable.

5.8 NO REGULATORY IMPEDIMENT. Buyer is not aware of any fact relating to its business, operations, financial condition or legal status that might reasonably be expected to impair in any material respect its ability to obtain all consents, orders, authorizations, and approvals from federal and state governmental authorities necessary for the consummation of the transactions contemplated hereby within the time period contemplated by this Agreement.

5.9 GAAP. As of the date of this Agreement, Buyer has no actual knowledge that the Company did not prepare the Balance Sheet in accordance with GAAP and consistent with the policies, procedures and methodologies employed by the Company in the preparation of the Financial Statements. Seller has the burden of proving Buyer's actual knowledge for purposes of this SECTION 5.9.

                                   ARTICLE 6
                              ACTIONS BY SELLER AND
                           BUYER PRIOR TO THE CLOSING

Seller or Buyer, as the case may be, covenants as follows for the period from the date hereof to the Closing Date:

6.1 MAINTENANCE OF BUSINESS. Seller shall cause the Company and each of the Subsidiaries in all material respects to (i) carry on their business (including but not limited to the manner and selection of Loans sold to Investors), in the ordinary course consistent with past practice except as contemplated or required by this Agreement, or as otherwise agreed in writing by the parties hereto, (ii) use commercially reasonable efforts to maintain and preserve intact the business organization, employees and advantageous business relationships of the Company and the Subsidiaries,
     (iii) maintain the reserves in account numbers 1440000, 1410600, 1440100, 1430100 and 1512000 consistent with the assumptions and formulas used by the Company in calculating the reserves recorded on the Company's March 31, 2004 balance sheet in such account numbers and (iv) take no action which would reasonably be expected to adversely affect or delay its ability to obtain any approvals required to consummate the transactions contemplated hereby.

6.2 CERTAIN PROHIBITED TRANSACTIONS. Except as permitted or contemplated by this Agreement, Seller shall cause the Company and each Subsidiary not to, without the prior written approval of Buyer, which shall not be unreasonably withheld:

(a) except for compensation and benefit increases in the ordinary course of business consistent with past practice and the items set forth on SCHEDULE 4.17(I), (i) increase the compensation or fringe benefits payable or provided by the Company or any Subsidiary to any individual, or (ii) enter into or commit itself to any new officer employment, management or consulting agreement with any Person, other than agreements that can be terminated without additional payment in less than 30 days;

(b) issue any broadly distributed communication of a general nature to Continuing Employees (including general communications relating to benefits and compensation) without the prior written approval of Buyer (which will not be unreasonably delayed or withheld), except for communications that either are in the ordinary course of business that do not relate to the transactions contemplated hereby or are made pursuant to a mutually-agreed upon communications plan;

(c) except as set forth on SCHEDULE 6.2(C), except in the ordinary course of business consistent with past practice, permit or allow any assets or properties of the Company or any Subsidiary to be subject to any material Encumbrance;

(d) make any capital expenditure or any commitment to make any capital expenditure, except for such expenditures or commitments made in the ordinary course of business consistent with either the business plan previously furnished to Buyer or not exceeding $250,000 in the aggregate;

(e) enter into any Material Contract or any other Contract with a non-cancelable term in excess of six months or involving aggregate expenditures or revenues by the Company or any Subsidiary in excess of $250,000;

(f) except as set forth on SCHEDULE 6.2(F), sell, lease, license, transfer or otherwise dispose of, or acquire or agree to acquire, any material assets except in the ordinary course of business; PROVIDED, with respect to the buyout of delinquent Loans from GNMA securities, "ordinary course of business" shall be deemed to be in a manner and amount consistent in all material respects with methodologies employed by, and average repurchases of, the Company during the six months ended March 31, 2004;

(g) except in the ordinary course of business consistent with past practice and as set forth on SCHEDULE 6.2(G), (I) enter into, amend (including by re-pricing), extend, or terminate, or agree to enter into, amend, extend or terminate, any material Servicing Agreement, or (II) acquire, sell, transfer or otherwise dispose of, or agree to (or amend any agreement to) acquire, sell, transfer or dispose of, any Servicing;

(h) except in the ordinary course of business consistent with past practice and as set forth on SCHEDULE 6.2(H), and except for immaterial amounts or terms, incur any indebtedness for borrowed money, assume, guarantee, endorse or otherwise become responsible for obligations of any other Person, or make any loans or advances to any Person;

(i) change in any material respect any (A) financial accounting policies, practices or procedures, (B) collections, pricing, origination, credit or underwriting policies, practices or procedures, (C) Servicing practices, policies and procedures with respect to the Loans or (D) actuarial, reserving, investment or risk management or other similar policies of the Company or any Subsidiary, except to hedge to the pricing matrix for the Servicing and other components of the Final Purchase Price as determined pursuant to SCHEDULE 2.2 and EXHIBITS A - F hereto or to respond to changes in GAAP or SAP, Applicable Requirements and market conditions;

(j) settle any material Litigation that contains terms that generally bind the way the Company conducts business in the future or waive any material rights or claims;

(k) make, declare, set aside or pay any dividends or distributions (whether in cash, stock or property) in respect of any capital stock of the Company or any Subsidiary or directly or indirectly redeem, purchase or otherwise acquire any of the Company's or any Subsidiary's capital stock or any securities or obligations convertible into or exercisable for any of the Company's or any Subsidiary's capital stock;

(l) issue or commit to issue any shares of capital stock of the Company or any Subsidiary or obligations or securities convertible into or exchangeable for capital stock of the Company or any Subsidiary, or grant any stock appreciation rights or grant any Person any right to acquire any shares of capital stock of the Company or any Subsidiary;

(m)  amend its charter or bylaws or comparable organizational documents;

(n) merge with any other Person or permit any other Person to merge into it or consolidate with any other Person;

(o) authorize or permit any of Seller's, Seller's Affiliates or the Company's or any Subsidiary's officers, directors, employees, representatives or agents (collectively, "REPRESENTATIVES") to directly or indirectly solicit, initiate or encourage any inquiries relating to, or that may reasonably be expected to lead to, the making of, any proposal that constitutes an
     Acquisition Proposal (as defined below), or recommend or endorse any Acquisition Proposal, or participate in any discussions or negotiations, or provide third parties with any nonpublic information, relating to any such Acquisition Proposal or otherwise facilitate any effort or attempt to make or implement an Acquisition Proposal. Each of Seller or the Company or any Subsidiary will immediately cease and cause to be terminated any activities, discussions or negotiations conducted prior to the date of this Agreement with any parties other than Buyer with respect to any Acquisition Proposal and, to the extent it is able to do so, require the return (or if permitted by the terms of the applicable confidentiality agreement, the destruction) of all confidential information previously provided to such parties. As used in this Agreement, "ACQUISITION PROPOSAL" means any inquiry, proposal or offer relating primarily to any tender or exchange offer, proposal for a merger, consolidation, other business combination or other acquisition involving the Company or any Subsidiary or the acquisition in any manner of any of the voting stock, equity, assets or properties of the Company or any Subsidiary, other than the transactions contemplated by this Agreement or as otherwise expressly permitted elsewhere in this SECTION 6.2;

(p) take any action that is intended or may reasonably be expected to result in any of its representations and warranties set forth in this Agreement being or becoming untrue in any material respect at any time prior to the Closing Date, or in any of the conditions set forth in SECTION 7 or 8 not being satisfied in any material respect or in a material violation of any provision of this Agreement, except, in each case, as may be required by Applicable Requirements;

(q) make or change any election, file any amended Tax Return, enter into any closing agreement, settle any Tax claim or assessment of or relating to the Company or any Subsidiary, surrender any right to claim a refund of Taxes, or consent to any extension or waiver of the limitation period applicable to any Tax claim or assessment upon or relating to the Company or any Subsidiary if such election, amendment, agreement, settlement, surrender, consent or other action would likely have the effect of increasing the Tax liability of the Company or any Subsidiary for any taxable period beginning on or after the day after the Closing Date unless required by applicable Law;

(r) engage in any transaction with, or enter into any agreement, arrangement, or understanding with, directly or indirectly, any Affiliate, or make any payment or distribution to any Affiliate (other than payments for services as an officer, director or employee of the Company or a Subsidiary), except for transactions in the ordinary course of business consistent with past practice or involving immaterial amounts or terms;

(s) permit any employee of the Company or any Subsidiary having decision making responsibility for the sale or retention of Servicing (including, but not limited to, best execution strategies surrounding Warehouse Loans) to take actions in respect of the calculations and methodologies used in this Agreement (including as set forth on the Exhibits and schedules hereto) related to the calculation of Pre-Closing Servicing Rights Value, Closing Servicing Rights Value, Pipeline Loans Servicing Value and Warehouse Loans Servicing Value or otherwise used in determination of the Estimated Purchase Price or Final Purchase Price in order to, or with the effect of, affecting or manipulating in bad faith the Estimated Purchase Price or the Final Purchase Price; or

(t)  authorize, commit or agree to take any of the foregoing actions.

6.3 ACCESS. Seller shall allow Buyer during regular business hours through Buyer's employees, agents and representatives (i) to make such investigation of the business, properties, books and records of the Company or any Subsidiary, (ii) to conduct such examination of the condition of the Company or any Subsidiary, as Buyer reasonably deems necessary or advisable for purposes of an orderly integration of the Company and the Subsidiaries by Buyer following Closing, (iii) to train Continuing Employees and any other Seller's employees who will or may become employees of Buyer or who will provide services to Buyer through the Transition Services Agreement with respect to Buyer's policies, procedures and systems and (iv) for other purposes reasonably consistent with this Agreement. In furtherance of the foregoing, to the fullest extent permitted under applicable Law, not later than seven (7) Business Days from the date hereof, the Seller, the Company and the Subsidiaries shall jointly appoint three (3) officers with knowledge of, and experience in, the operations and affairs of the Company and the Subsidiaries, and Buyer shall appoint three (3) officers with responsibility for overseeing the operational integration of the Company and the Subsidiaries with Buyer's business, to comprise a transition team (the "TRANSITION TEAM") that shall meet on a regular basis to discuss and implement reasonable steps necessary to achieve an orderly integration of the Company and the Subsidiaries with Buyer as of the Closing. In addition, subject to the establishment of appropriate screening and confidentiality mechanisms as determined by the Transition Team, the Transition Team shall ensure that Buyer has access to necessary information to enable it to prepare for the conversion of those information technology systems of the Company and the Subsidiaries, as may be identified by Buyer's appointees on the Transition Team, to the information technology systems of Buyer as of the Closing or as promptly as practicable thereafter.

     All reasonable requests for access to the offices, properties, plants, books and records relating to Seller or the Company or the Subsidiaries shall be made to such representatives of Seller as Seller shall designate or to the Seller's representatives on the Transition Team, who shall be solely responsible for coordinating all such requests and all access permitted hereunder. It is further understood and agreed that neither Buyer nor its representatives shall contact any of the employees, customers or suppliers of Seller or the Company or the Subsidiaries in connection with the transactions contemplated hereby, whether in person or by telephone, mail or other means of communication without the prior authorization of such representatives of Seller as Seller may designate; provided, that the foregoing shall not be deemed to preclude ongoing contact with any such Person with whom Buyer or its Representatives has been in contact prior to the date hereof. Any information obtained from Seller or the Company or any Subsidiary shall be deemed to be "Evaluation Material" as defined in the Confidentiality Agreement dated February 20, 2004 between Seller and Buyer (the "CONFIDENTIALITY AGREEMENT") and shall be subject to the Confidentiality Agreement. Notwithstanding the foregoing, Seller shall not be required to violate any obligation of confidentiality to which Seller, or the Company or any Subsidiary is subject or to waive any privilege which any of them may possess in discharging their obligations pursuant to this
     SECTION 6.3 or to violate any Law.

6.4 REGULATORY APPROVALS. As soon as practicable after execution and delivery of this Agreement, Buyer and Seller shall make all filings required under applicable laws and regulations for consummation of the transactions contemplated hereby. In addition, Buyer and Seller will each promptly furnish all information as may be required by any federal or state regulatory agency properly asserting jurisdiction in order that the requisite approvals for the transactions contemplated hereby may be obtained or to cause any applicable waiting periods to expire. Seller and Buyer will, as soon as practicable, use commercially reasonable efforts to take, or cause to be taken, all action required to obtain as promptly as practicable all necessary Permits, consents, approvals, authorizations and agreements of, and to give all notices and reports and make all other filings with, any governmental or regulatory authority, necessary to authorize, approve or permit the consummation of the transactions contemplated hereby, and Buyer and Seller shall cooperate with each other in good faith with respect thereto. To the extent such documents are publicly available, Buyer and Seller shall promptly provide to each other copies of all applications, documents, correspondence and written comments that each of them or any of their Affiliates files with, sends to or receives from any regulatory or governmental agency, or the staff or supervisory agents of any of them, relating to this Agreement and the transactions contemplated herein, including any applications filed for the purpose of obtaining any necessary regulatory consents, approvals or waivers. Buyer and Seller each represents and warrants to the other that all information concerning it, its Affiliates or their respective directors, officers, shareholders and subsidiaries (or submitted for inclusion) in any such application or filing shall be true, correct and complete in all material respects.

6.5 EFFORTS TO CLOSE. Subject to the terms and conditions herein provided, each of the parties hereto shall use commercially reasonable efforts to take, or cause to be taken, all action or do, or cause to be done, all things necessary, proper or appropriate to consummate and make effective the transactions contemplated hereby and to cause the fulfillment of the parties' obligations hereunder.

6.6 AGENCIES. Promptly after the execution of this Agreement, Seller shall cause the Company to cooperate with Buyer to proceed to obtain any required Permits from the Agencies necessary to complete the transactions contemplated by this Agreement. Seller shall have the responsibility to cause the Company to use all commercially reasonable efforts to secure any such Permits from the Agencies, and Buyer shall cooperate and use all commercially reasonable efforts to secure any such Permit. Seller shall pay all fees imposed by the Agencies and costs with respect to any Permits.

6.7 CONSENTS AND WAIVERS OF THIRD PARTIES. Seller shall cause the Company or any of the Subsidiaries to use commercially reasonable efforts, and Buyer, upon request of Seller, shall use commercially reasonable efforts to cooperate with Seller, in attempting to secure any approvals or consents from (or file notices with or obtain waivers from) any third party required to consummate the transactions contemplated herein.

6.8 MONTHLY FINANCIAL INFORMATION. Not later than the 10th Business Day of each month between the date of this Agreement and the Closing Date, Seller shall provide Buyer with (i) an unaudited consolidated balance sheet for the Company as of the most recently completed month-end period (a "MONTHLY UNAUDITED BALANCE SHEET") in sufficient detail to determine the Final Purchase Price in conformance with SECTION 2.2, which shall be accompanied by a certificate, duly executed by the chief financial officer, chief accounting officer or other senior financial officer of Seller stating with respect to such Monthly Unaudited Balance Sheet, that such Monthly Unaudited Balance Sheet is based on the books and records of the Company and its Subsidiaries and fairly presents, in all material respects, the financial position of the Company and its Subsidiaries, as of the date indicated therein, in accordance with GAAP; (ii) a report delivered as a computer tape containing, with respect to each Loan owned by the Company and the Subsidiaries and each Serviced Loan and Subserviced Loan, the information specified on SCHEDULE 1.2 as of the most recent month-end period; and (iii) an updated servicing data file as of the prior month-end regarding Serviced Loans containing the same information and data elements and in the same format as the month-end servicing tape provided to Buyer as of March 31, 2004. As soon as such information becomes available, Seller shall provide Buyer with PMRC's audited balance sheet as of December 31, 2003 and the related audited statements of operations and income and cash flows for the year then ended.

6.9  PRECLOSING TRANSACTIONS.

(a) Seller shall, on or prior to the Closing Date, transfer or cause to be transferred to the Company or a Subsidiary, as appropriate, the contracts and other assets owned by Seller or its Affiliates and presently exclusively used and necessary for the operation of the business of the Company as set forth on SCHEDULE 6.9(A). All such transfers shall be on terms, and made pursuant to documents, reasonably acceptable to Buyer and Seller. The purchase price for all transfers of assets that are made to Seller or any Subsidiary shall be as set forth on SCHEDULE 6.9(A), shall be paid in cash or, in the case of transfers to Seller, reduction of intercompany indebtedness owed by the Company and shall be at Seller's sole cost and expense.

(b) Seller shall, on or prior to the Closing Date, amend or terminate, or cause to be amended or terminated, all interest rate swap agreements or other instruments or arrangements which have the intent or effect of transferring net interest margin from one or more of the Subsidiaries such that the benefit of such instruments or arrangements inures to Buyer following the Closing, and Seller shall provide Buyer with evidence to such effect.

(c) Seller shall cause the Company to provide such information to Buyer as may be reasonably necessary to enable Buyer to arrange the pay off and termination at Closing of all the Company's and any of the Subsidiary's existing financing with third parties and shall cooperate with Buyer in the filing of UCC-3 termination statements and other similar instruments to effect the release of liens related thereto.

                                   ARTICLE 7
                       CONDITIONS TO SELLER'S OBLIGATIONS

The obligations of Seller to consummate the transactions contemplated hereby on the Closing Date are subject, in the discretion of Seller, to the satisfaction or waiver in writing, on or prior to the Closing Date, of each of the following conditions:

7.1 REPRESENTATIONS, WARRANTIES AND COVENANTS. All representations and warranties of Buyer contained in this Agreement shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date as though made on and as of the Closing Date (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), except as otherwise consented to in writing by Seller and except for the failure or failures of such representations and warranties to be so true and correct that (after excluding any effect of materiality qualifications as set forth in any such representation or warranty), in the aggregate, has not resulted in, or would not reasonably be expected to result in, a material adverse effect on Buyer's ability to consummate the transactions contemplated by this Agreement, and Buyer shall have performed in all material respects all agreements and covenants as required hereby to be performed by it prior to or at the Closing Date. There shall be delivered to Seller a certificate (signed by the President or a Vice President of Buyer) to the foregoing effect.

7.2 CONSENTS. All Permits, consents, approvals and waivers from governmental and regulatory authorities and Agencies and those set forth in SCHEDULE
     4.11 necessary to permit Seller to consummate the transactions contemplated hereby shall have been obtained; all conditions required to be satisfied prior to Closing imposed by the terms of such Permits, consents, approvals or waivers shall have been satisfied; and all waiting periods relating to such approvals shall have expired.

7.3 NO GOVERNMENTAL ORDERS. Neither of the parties hereto shall be subject to any order, decree or injunction of a court or agency of competent jurisdiction which enjoins or prohibits the consummation of this Agreement or the transactions contemplated hereby.

7.4 CERTIFICATES. Buyer will furnish Seller with such certificates of its officers, directors and others to evidence compliance with the conditions set forth in this ARTICLE 7 as may be reasonably requested by Seller.

7.5 CORPORATE AUTHORITY. Seller shall have received certified copies of resolutions adopted by the board of directors of Buyer approving the execution, delivery and performance of this Agreement.

                                   ARTICLE 8
                        CONDITIONS TO BUYER'S OBLIGATIONS

The obligations of Buyer to consummate the transactions contemplated hereby are subject, in the discretion of Buyer, to the satisfaction or waiver, on or prior to the Closing Date, of each of the following conditions:

8.1 REPRESENTATIONS, WARRANTIES AND COVENANTS. All representations and warranties of Seller contained in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing Date as though made on and as of the Closing Date (or on the date when made in the case of any representation and warranty which specifically relates to an earlier date), except as consented to in writing by Buyer and except for the failure or failures of such representations and warranties to be so true and correct (after excluding any effect of materiality qualifications set forth in any such representation or warranty) that, in the aggregate, has not resulted in a Material Adverse Effect, and Seller shall have performed in all material respects all agreements and covenants required hereby to be performed by Seller prior to or at the Closing Date. There shall be delivered to Buyer a certificate (signed by the President or a Vice President of Seller) to the foregoing effect.

8.2 CONSENTS. All Permits, consents, approvals and waivers from governmental and regulatory authorities and Agencies necessary to permit Buyer to consummate the transactions contemplated hereby and those consents set forth on SCHEDULES 4.11 or 6.7 shall have been obtained; all conditions required to be satisfied prior to the Closing imposed by the terms of such Permits, consents, approvals or waivers shall have been satisfied; and all waiting periods relating to such approvals shall have expired. For purposes of this SECTION 8.2, a consent or approval from a governmental authority or Agency shall not be deemed to have been obtained if in connection with the grant thereof there shall have been an imposition by such governmental authority or Agency of any condition, requirement, restriction or change of regulation, or any other action directly or indirectly related to such grant taken by such governmental authority or Agency, which, either alone or together with all such other conditions or requirements, requires the Company or any of the Subsidiaries to be operated in a manner which is materially different from industry standards in effect on the date hereof and which materially adversely affects the business, financial condition, results of operations or prospects of the Company and the Subsidiaries taken as a whole.

8.3 NO GOVERNMENTAL ORDERS. None of the parties hereto shall be subject to any order, decree or injunction of a court or agency of competent jurisdiction which enjoins, conditions or prohibits the consummation of this Agreement or the transactions contemplated hereby.

8.4 CERTIFICATES. Seller shall furnish Buyer with such certificates of its officers, directors and others to evidence compliance with the conditions set forth in this ARTICLE 8 as may be reasonably requested by Buyer.

8.5  CORPORATE  AUTHORITY.   Buyer  shall  have  received  certified  copies  of
     resolutions adopted by the board of directors of Seller approving the execution, delivery and performance of this Agreement.

                                   ARTICLE 9
                                ACTIONS BY SELLER
                           AND BUYER AFTER THE CLOSING

9.1 BOOKS AND RECORDS. From and after the Closing, any books, records and files, including Evaluation Material, relating to the business, properties, assets or operations of the Company or any Subsidiary, including to the extent that they pertain to the operations of the Company prior to the Closing Date (to the extent they remain in existence and available) shall become the property of Buyer. Except with respect to the retention of any books, records and files relating to Taxes, which shall be governed by
     ARTICLE 11 hereof, for a period ending on the first anniversary of the Closing Date, Seller shall have the right to inspect and to make copies of the same at any time during normal business hours in connection with the audit, Tax, reporting, litigation or similar needs of Seller arising in the ordinary course of business and for no other purposes whatsoever (including, for the avoidance of doubt, any record retention policy of Seller or any Affiliate of Seller). From and after the Closing, except as required by applicable Law and the regulations, rules and requirements of a recognized stock exchange or regulatory authority, Seller shall, and shall cause its Affiliates and authorized Representatives to, hold all such information and any other confidential information that Seller possesses concerning the Company and the Subsidiaries (including any information that qualifies as "Evaluation Material" for purposes of the Confidentiality Agreement) in confidence and not disclose to any third party any such confidential information possessed by it, and shall use any such information solely for the purposes delineated above unless such information (1) is disclosed with the prior written approval of Buyer, (2) is or becomes readily ascertainable from published information or trade sources or (3) is required to be disclosed by law, regulation, supervisory authority, other applicable judicial or governmental order or applicable stock exchange rules. Except as otherwise provided in the Confidentiality Agreement, in the event that this Agreement is terminated or the transactions contemplated by this Agreement otherwise fail to be consummated, Buyer will promptly cause all copies of documents or extracts thereof containing information and data as to Seller, the Company and the Subsidiaries to be returned to Seller at Buyer's expense, or (at Seller's option) confirm in writing to Seller that Buyer has completely destroyed all such copies, documents, extracts, information and data.

9.2 FURTHER ASSURANCES. On and after the Closing Date, Seller, the Company, the Subsidiaries and Buyer will take all appropriate action and execute all documents, instruments or conveyances of any kind which may be reasonably necessary or advisable to carry out any of the provisions hereof, including, but not limited to, any necessary powers of attorney or limited appointment of officers to enable the Company, after Closing, to assign and release Mortgages.

9.3  NAME CHANGE AND LIMITED USE OF MARKS.

(a) Except as provided in this SECTION 9.3, Buyer will cause the Company and each of the Subsidiaries to change their names and take such other action necessary to ensure that none of such entities retains, does business under, or has any ownership right in, any Licensed Mark, except as specifically provided in this SECTION 9.3.

(b) Seller hereby grants to Buyer following the Closing Date, a non-exclusive, non-transferable, fully paid and royalty-free license to use the service marks shown in EXHIBIT H as have been used by Seller, the Company or the Subsidiaries prior to the Closing Date in connection with their mortgage businesses (the "LICENSED MARKS") on stationery, signage and other business materials (whether in tangible or electronic form) in connection with the transition of the names used by the Company and the Subsidiaries to new names (the "LICENSED USES"), all in accordance with EXHIBIT H. Notwithstanding the foregoing, Buyer, the Company and the Subsidiaries shall use reasonable efforts to change all references to the Licensed Marks used by the Company and the Subsidiaries as soon as reasonably practicable following the Closing Date. Buyer agrees that within nine months following the Closing Date, it shall amend the names of the Company and the Subsidiaries in their respective organizational documents to names which do not include the Marks or Licensed Marks. The Licensed Marks are set forth in EXHIBIT H. For a period of nine months after the Closing Date, Seller shall cause hypertext transfer protocol servers registered to internet domains that are set forth on SCHEDULE 9.3(B) to operate and to automatically redirect to such internet domain or domains that do not include the Marks or Licensed Marks as Buyer shall specify. The license granted by this SECTION 9.3 shall be effective as of the Closing Date and shall terminate on the date nine months following the Closing Date. Buyer acknowledges, covenants and agrees that, except as specifically provided or permitted under this Agreement, Buyer shall not acquire hereunder any right, title or interest in or to the Licensed Marks and, except as specifically permitted under this SECTION 9.3, shall not use in any manner,
     (i) any Licensed Mark (except for descriptive or other fair use), and any content or text owned or licensed by Seller that is subject to state or federal copyright protection, or (ii) any confusingly similar registered or unregistered trademark, service mark, trade dress, or other identifying symbol.

(c) Buyer shall submit to certain of Seller's personnel, specifically designated by Seller in writing, for approval, the form of any communications in which Buyer proposes to use the Licensed Marks covered by this license if such use departs from the Licensed Uses. Seller agrees it will not unreasonably delay or withhold approval of any proposed use of the Licensed Marks that is the same as or substantially similar to that made by Seller, the Company or the Subsidiaries prior to the Closing Date. The license granted to Buyer under this SECTION 9.3 is not assignable by Buyer, and, except as sub-licensed or authorized by Seller, the Company or the Subsidiaries prior to the Closing Date, Buyer shall not sub-license or authorize any other party to make use of the Licensed Marks without the prior written consent of Seller.

(d)  Buyer agrees that it shall:

     (i) use the Licensed Marks hereunder only for the Licensed Uses and in conformity with this SECTION 9.3;

     (ii) take reasonable steps to guard against the dilution and misuse of the Licensed Marks by using the Licensed Marks hereunder only for the Licensed Uses; and

     (iii)ensure that all of the services identified by the Licensed Marks (x) comply in all material respect with applicable local, state and federal government laws and regulations pertaining to such services, and (y) meet standards for such services generally accepted in the mortgage banking industry, except if and to the extent such services of Seller, the Company or the Subsidiaries do not so comply prior to the Closing Date.

(e) Seller and Buyer agree that the Licensed Marks are a valuable asset of Seller and its Affiliates and any misuse of the Licensed Marks in violation of this SECTION 9.3 may cause Seller and its Affiliates irreparable harm for which it may have no adequate remedy at law; therefore, Seller shall be entitled to seek a preliminary injunction and other equitable relief to prevent any further misuse of the Licensed Marks.

(f) Buyer acknowledges and agrees that Seller shall have the right at any time, at Seller's expense, to reasonably require the Company and any Subsidiary to make amendments or other modifications to mortgages, deeds of trust, financing statements or other recorded documents recorded prior to the date hereof necessary to remove the word "Principal" or the name of any predecessor of the Company or any Subsidiary from the name of such documents.

(g) Seller shall license the Company Intellectual Property that comprises Excluded IT, and to the extent permissible, Seller shall license the balance of the Excluded IT and Third Party IT, to Company and the Subsidiaries on a limited basis, or use the Excluded IT and Third Party IT on Company's and the Subsidiaries' behalf, to allow Buyer to conduct the business of the Company and the Subsidiaries as it was conducted prior to the Closing Date, for a period of 180 days following the Closing Date, pursuant to this SECTION 9.3 and as shall be further documented in a Transition Services Agreement. The Transition Services Agreement shall provide that, at the request of Buyer, Seller shall agree to extend the term of the license for up to an additional 180 days at such prices as the parties may agree pursuant to the Transition Services Agreement. Prior to the Closing and during the applicable transition period, Seller shall reasonably assist Buyer in acquiring (with Buyer and Seller equally sharing any required cost and expense) such rights in the Excluded IT and the Third Party IT as are reasonably necessary to the Company's day-to-day business operations.

(h) Seller covenants and agrees not to bring any action against Buyer or any of its Affiliates on the grounds that Buyer has violated Seller's rights under United States Patent Application Serial Number 10/342,062 and Number 09/918,091 (the "Seller Patents") by practicing one or more of the claims of the Seller Patents without obtaining a license to do so. Buyer covenants and agrees not to bring any action against Seller or any of its Affiliates on the grounds that Seller has violated Buyer's intellectual property and proprietary rights by exercising Seller's rights to the Seller Patents.

9.4  EMPLOYEE BENEFIT PLANS.

(a) Pursuant to the terms of the Transition Services Agreement, Seller will, at Buyer's expense, administer the payroll for Continuing Employees and will, at Buyer's expense, provide coverage to Continuing Employees under Seller's welfare benefit plans for a period beginning on the Closing Date and ending no later than December 31, 2004 (the "TRANSITION PERIOD").

(b) Except as otherwise provided in this Article, until January 1, 2005, Buyer shall, or shall cause its Affiliates to, provide each Continuing Employee with (i) salary or wages, including incentive compensation, as applicable, at least equal to those provided to such Continuing Employee immediately prior to the Closing Date and (ii) employee benefits that are no less favorable in the aggregate than the employee benefits provided by Buyer to its similarly situated employees. Subject to SECTION 9.4(H) below, notwithstanding any provision hereof, none of Buyer, the Company or any of their respective Affiliates will have any obligation to continue the employment of any Continuing Employee for any period following the Closing Date.

(c) Subject to SECTION 9.4(I), Buyer shall cause the Buyer Employee Benefit Plans to credit service with PRMI and the ERISA Affiliates of PRMI and any predecessor employers prior to the last day of the Transition Period, to the extent credited under the corresponding or comparable PRMI Employee Benefit Plans, as service with Buyer and its subsidiaries for purposes of eligibility and vesting under Buyer Employee Benefit Plans in which a Continuing Employee becomes eligible to participate in after the last day of the Transition Period and for purposes of determining the amount of benefits under Buyer's severance plan or vacation plan; PROVIDED, HOWEVER, that in no event shall the Continuing Employees be entitled to any credit to the extent that it would result in duplication of benefits with respect to the same period of service.

(d) Subject to SECTION 9.4(I), on and after the last day of the Transition Period, Buyer shall, or shall cause its subsidiaries, to give full credit to Continuing Employees for, and permit the Continuing Employees to either retain and carry over or to be paid in respect of all unused paid time off accrued by the Company on the Closing Date Balance Sheet and during the Transition Period in respect of the Continuing Employees while employees of PRMI and the ERISA Affiliates of PRMI.

(e) Subject to SECTION 9.4(I), Buyer shall, from and after the last day of the Transition Period, (i) cause any and all pre-existing condition limitations, eligibility waiting periods, active employment requirements and requirements to show evidence of good health under the Buyer Employee Benefit Plans, to the extent that such conditions, exclusions and waiting periods would have been waived or satisfied under the corresponding welfare plan in which any such Continuing Employee participated immediately prior to the last day of the Transition Period, to be waived with respect to Continuing Employees (and their spouses and eligible dependents) who become participants in such Buyer Employee Benefit Plans and (ii) give credit for or otherwise take into account under the Buyer Employee Benefit Plans the out-of-pocket expenses and annual expense limitation amounts paid by each Continuing Employee under the comparable PRMI Employee Benefit Plan for the year in which the last day of the Transition Period occurs.

(f)  Buyer shall cause a Buyer  Employee  Benefit Plan that is  qualified  under
     Section 401(a) of the Code to, at the direction of the Continuing Employees, accept rollovers of "eligible rollover distributions" (within the meaning of Section 402(c)(4) of the Code) to Continuing Employees from the PRMI Qualified Plans, to the extent that the Buyer Employee Benefit Plan allows rollovers.

(g) Except as otherwise set forth herein, Seller shall retain any benefit liabilities under PRMI Employee Benefit Plans accruing in respect of the pre-closing period that are not accrued on the Closing Date Balance Sheet, including but not limited to the Retention Agreements.

(h) If the employment of a Continuing Employee terminates (a) on or prior to the first anniversary of the Closing Date, such Continuing Employee shall be entitled to severance benefits from Buyer or its Affiliates at least equal to the severance benefits specified on SCHEDULE 4.17(I) and (b) after the first anniversary of the Closing Date, such Continuing Employee shall be entitled to severance benefits in accordance with the severance policies of Buyer, as in effect from time to time thereafter. For purposes of subsection (a) of this SECTION 9.4(H), it is understood that if Buyer or any of its Affiliates changes, without such Continuing Employee's prior consent, a Continuing Employee's work location and such change results in an increase in the one-way commute from such Continuing Employee's primary residence to his or her worksite by 25 miles or more, such Continuing Employee shall be entitled to terminate his or her employment and receive the severance benefits described above if such employee declines to make such change.

(i) Seller shall, or shall cause PRMI and any Subsidiary to, cooperate with Buyer or any of its subsidiaries or Affiliates in providing reasonable access to any employees and providing such information as is necessary to facilitate the implementation of the provisions of this SECTION 9.4.

9.5  NONCOMPETITION AND NONSOLICITATION.

(a) During the period beginning on the Closing Date and ending on the date which is three (3) years following the Closing Date, neither Seller nor any Affiliate of Seller that is an entity (other than any pooled investment vehicle to which Seller or an Affiliate serves as general partner or investment advisor) shall, within the United States of America, without the prior written consent of Buyer: (x) engage in the business of (A) originating or servicing one-to-four family residential first mortgage loans with a consumer purpose ("RESIDENTIAL MORTGAGE LOANS"), or (B) establishing correspondent and wholesale contractual arrangements providing for the purchase from time to time of eligible Residential Mortgage Loans and purchasing Residential Mortgage Loans pursuant to such arrangements or
     (y) enter into a transaction the primary purpose of which is to acquire 15% or more of the equity interests or voting power of any Person principally engaged in the business of originating or servicing Residential Mortgage Loans (a "COMPETING BUSINESS"); provided, however, that this SECTION 9.5 shall not apply to the activities of Seller or its Affiliates undertaken in a fiduciary or representative capacity. For purposes of this Agreement, a loan is made "with a consumer purpose" if it is made for personal, family or household purposes or is a loan reasonably incidental thereto. Residential Mortgage Loans do not include (i) one-to-four family residential second or other junior lien mortgage loans or (ii) loans made for commercial, corporate, business or agricultural purposes or loans secured by liens on nonresidential property. Notwithstanding the foregoing, Seller and its Affiliates shall not be prohibited from or restricted in:

     (1) Making bulk purchases of Residential Mortgage Loans or interests therein intended at the time of purchase to be held for Seller's or any of its Affiliates' own account;

     (2) Purchasing Residential Mortgage Loans or interests therein where the sellers are obligated either to repurchase the Residential Mortgage
          Loans or direct their delivery for subsequent sale to a third party within a specified period of time;

     (3) Servicing Residential Mortgage Loans for its own account or contracting with third parties to perform servicing of Residential Mortgage Loans held for Seller's or any of its Affiliates' own account;

     (4) Acquiring a security interest in Residential Mortgage Loans or the ownership thereof or any interest therein by virtue of enforcing such security interest;

     (5) Purchasing, pooling or otherwise dealing in mortgage-backed securities, collateralized mortgage bonds or other forms of securities based on, backed by or otherwise related to Residential Mortgage Loans;

     (6)  Engaging in any hedge or derivative transactions;

     (7) With respect to Principal Bank, in addition to the other permitted activities enumerated in this Section:

          (a) Lending and other activities determined by Principal Bank, acting in good faith, to be necessary or desirable in connection with its obligations, goals or commitments to provide loan and other credit services pursuant to the Community Reinvestment Act of 1977, as amended, or any similar federal, state or local legal requirement or any state or local housing program or any housing assistance program engaged in by Principal Bank to satisfy its legal obligations;

          (b) Originating or servicing commercial purpose loans secured by one-to-four family residential properties;

          (c) Purchasing Residential Mortgage Loans in connection with the foreclosure or workout of home equity loans or home equity lines of credit; or

          (d) Originating other Residential Mortgage Loans, the aggregate principal balance of which shall not exceed $50 million in any calendar year.

     (8) Engaging in a mortgage broker business by any employees, agents or contractors of Seller or any of its Affiliates as long as such activity is an incidental part of such employee's, agent's or contractor's business activities;

     (9) Making investments in the ordinary course of business, including in a general and separate account of an insurance company, in investment funds that make investments in Persons engaging in a Competing Business and in Persons engaging in a Competing Business, provided that each such investment is a passive investment and Seller and its Affiliates do not have representatives on the board of directors or similar governing body comprising a majority of such board or body of such Competing Business;

     (10) Making investments in Buyer and its Affiliates;

     (11) Managing investment funds that make investments in Persons engaging in a Competing Business or in Residential Mortgage Loans;

     (12) Making,  purchasing,   selling,  servicing  or  otherwise  dealing  in
          commercial real estate transactions of any type;

     (13) Acquiring any business or entity that includes operations the conduct of which by Seller would, but for this clause (13), otherwise violate the restrictions of SECTION 6.2, if the primary purpose of such acquisition is not to acquire a Competing Business; provided that (i) if such business or entity is substantially engaged in one or more businesses, but (ii) if more than 50% of such entity's consolidated net income is derived from the Competing Business for each of the last two (2) fiscal years immediately preceding such acquisition and exceed $20 million in each year, then within one year after the date of such acquisition (unless less than one year remains on the non-competition covenant in this Section), Seller shall have ceased conducting such Competing Business or shall have entered a binding agreement (which may be an agreement with Buyer) for the disposition of the Competing Business. If any such binding agreement shall terminate prior to the completion of the sale of such Competing Business, Seller shall cease conducting such Competing Business or enter into a new binding agreement for its disposition within three months after the date of such termination; and

     (14) Merging into, or otherwise combining in any form with or being acquired by any entity in any transaction in which Seller or any of its Affiliates is not the surviving entity or ultimate controlling person following such transaction, in which event none of the restrictions set forth in this SECTION 9.5 shall continue to apply, PROVIDED that the parties have not structured the transaction as a pretext to avoid the restrictive covenants in this SECTION 9.5.

(b) From the Closing Date, neither Seller nor any of its Affiliates shall solicit Mortgagors for any purposes, including, but not limited to, financial services, insurance coverage or prepayment of Mortgage Loans, on a targeted basis by either using information that they obtained as a result of Seller's ownership of the Company or conducting a targeted search for such information. Without the prior written consent of Buyer, Seller shall not sell or distribute any customer list incorporating the names of Mortgagors and shall not itself use any such list to solicit or promote, or to allow any other person to solicit or promote, the sale of any services or products to any Mortgagor, in each case using information that it or they obtained as a result of Seller's ownership of the Company. Seller and its Affiliates may make sales to, or solicit the sale to, Mortgagors of financial services and products, including, but not limited to, insurance-related products, provided that such sales or solicitations are not made on a targeted basis on the basis of information that they obtained as a result of Seller's ownership of the Company or as a result of a targeted search for such information. The foregoing restrictions shall not apply to:

     (1) any advertising or marketing campaign by or on behalf of the Seller or any of its Affiliates offering financial services, including mortgages (to the extent not prohibited pursuant to SECTION 9.5(A)) or insurance-related products and services, directed to its own customer base or the general public or any segment thereof provided such segment does not target the Mortgagors; or

     (2) a solicitation for financial services to any Mortgagor with whom Seller or an Affiliate has a customer relationship unrelated to the Mortgage Loan existing as of the Closing Date; provided that such solicitation is part of a solicitation program not directed primarily to the Mortgagors.

     (c) Seller agrees that, for a period beginning on the date of this Agreement and ending on the date three (3) years following the Closing Date, neither Seller nor its Affiliates will solicit for employment any of the Continuing Employees; provided, however, that it is understood that this SECTION 9.5(C) shall not prohibit: (1) solicitation of any Continuing Employee who contacts Seller or any Affiliate of Seller on his or her own initiative without any solicitation by or encouragement from Seller or any Affiliate (excluding any solicitation by a professional search firm where Seller or an Affiliate has not directed such firm to solicit that person);
          (2) generalized solicitations by advertising and the like which are not directed to the Continuing Employees; (3) solicitations of Continuing Employees whose employment was terminated by Buyer or the Company or any Subsidiary; provided that for any Continuing Employee hired after termination by Buyer within thirty (30) days after Closing and who obtained a severance benefit from Buyer, Seller shall reimburse Buyer the amount of the severance benefit paid by Buyer; or
          (4) solicitations of Continuing Employees who have terminated their employment with the Company or any Subsidiary without any prior solicitation (which would otherwise violate this SECTION 9.5(C)) by Seller or any Affiliate.

     (d) Seller acknowledges that the restrictions and agreements contained in this SECTION 9.5 are reasonable and necessary to protect the legitimate interests of Buyer, and that any violation of this SECTION
          9.5 will cause substantial and irreparable injury to Buyer that would not be quantifiable and for which no adequate remedy would exist at law and agrees that injunctive relief, in addition to all other remedies, shall be available therefor.

     (e) It is the intent and understanding of each party hereto that if, in any action before any court or agency legally empowered to enforce this SECTION 9.5, any term, restriction, covenant, or promise is found to be unreasonable and for that reason unenforceable, then such term, restriction, covenant or promise shall not thereby be terminated but that it shall be deemed modified to the extent necessary to make it enforceable by such court or agency and, if it cannot be so modified, that it shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable, such modification or amendment in any event to apply only with respect to the operation of this SECTION 9.5 in the particular jurisdiction in which such adjudication is made.

     9.6 ANCILLARY AGREEMENTS. On the Closing Date, Buyer and Seller shall enter into a mutually agreeable Loan Servicing Agreement and Transition Services Agreement, both in form and substance reasonably satisfactory to Buyer and Seller and, with respect to the Transition Services Agreement, at rates that are equal to the 2004 rates charged to the Company by Seller or any Affiliate thereof; provided, that at Seller's discretion, Seller may elect to keep in place one or more of the existing loan servicing agreements between Company or any Subsidiary and any of their Affiliates.

     9.7 CUSTODIAL ACCOUNT BALANCES. Upon Buyer's request, Seller shall obtain all necessary approval and provide any required notices and shall transfer to Buyer the balances of all Custodial Accounts held by it pursuant to Servicing Agreements as of the Closing Date by wire transfer to such accounts as Buyer may designate, subject to the terms of the respective Servicing Agreements.

9.8  POST-CLOSING COOPERATION AND RETENTION OF RECORDS.

(a) Buyer and Seller agree that following the Closing, each party and/or their independent auditors shall have reasonable access during normal business hours to the books and records of the Company and the Subsidiaries and their predecessors applicable to the period prior to the Closing and shall have the reasonable assistance and cooperation of appropriate personnel consistent with assistance and cooperation furnished during the period prior to the Closing, in each case in connection with the audit, reporting, litigation or similar needs of Seller. Without limiting the foregoing, the Transition Services Agreement shall provide that (i) Buyer shall make available to Seller and its Affiliates the employees of the Company and the Subsidiaries and the affected employees whose assistance, expertise, testimony, notes, recollections or presence (including participation as a witness in a deposition, hearing or trial) is necessary or appropriate in connection with the foregoing and (ii) Seller shall reimburse Buyer for the cost incurred by Buyer in providing such assistance (including reasonably allocated charges for the cost of the time of any Buyer or Company employees made available to Seller). This SECTION 9.8(A) shall not apply to any books, records or other matters relating to Taxes.

(b) Following the Closing, Buyer shall, and shall cause the Company and the Subsidiaries to, (i) subject to the last sentence of this SECTION 9.8(B), preserve and keep (x) the records of the Company and the Subsidiaries held by the Company and the Subsidiaries prior to the Closing relating to the business of the Company and the Subsidiaries (including personnel records) for so long as and to the extent required by applicable Law (but in no event less than three years after the Closing Date) and (ii) to the extent permitted by applicable Law, make such records and personnel available to Seller and its Affiliates, subject to customary confidentiality commitments reasonable under the circumstances, as may be reasonably required by any such party, including in connection with any insurance claims by, legal proceedings against or investigations by any governmental authority of, Seller or any of its Affiliates or for similar matters or to enable Seller to comply with its obligations under applicable Law and this Agreement or otherwise reasonably necessary for the conduct of Seller's business and operations. In the event Buyer or any of its Affiliates wishes to destroy any such records after that time in accordance with its normal document retention policy, then Buyer shall (or shall cause such Affiliate to) give 30 days' prior written notice to Seller and (to the extent permitted by applicable Law) Seller shall have the right at its option and expense, upon prior written notice given within such 30-day period, to take possession of the records within sixty days after the date such notice is given. Seller shall reimburse Buyer for the cost incurred by Buyer of providing such assistance (including reasonably allocated charges for the cost of the time of any Buyer or any Company employees made available to Seller). This
     SECTION 9.8(B) shall not apply to any books, records or other matters relating to Taxes.

                                   ARTICLE 10
                                 INDEMNIFICATION

10.1 INDEMNIFICATION BY SELLER.

(a) INDEMNIFICATION. Subject to the provisions of this SECTION 10.1 and except as provided in SECTION 10.3 hereof, Seller shall save, defend, indemnify and hold harmless Buyer, the Company, each Subsidiary and their respective Affiliates, and each of their respective past, present and future directors, officers, agents and representatives (together, the "BUYER INDEMNIFIED PARTIES") from and against, and shall promptly reimburse such Buyer Indemnified Parties for, any and all Losses incurred by such Buyer Indemnified Party and arising out of or resulting from:

     (1) the inaccuracy of any representation or warranty made by Seller in this Agreement; and

     (2) the failure by Seller to perform any obligation or covenant in this Agreement.

(b) HOLDBACK AMOUNT; LIMITS ON LIABILITY. No Buyer Indemnified Party shall seek reimbursement from Seller for Losses under SECTION 10.1(A) until all Losses for which Buyer Indemnified Parties are entitled to indemnification exceed the Holdback Amount, and then only to the extent of such excess. In addition, Seller shall have no obligation under CLAUSE (1) of SECTION 10.1(A) to pay by way of indemnification amounts that aggregate more than Three Hundred Million Dollars ($300,000,000) (the "INDEMNITY CAP"). Notwithstanding the foregoing, the Indemnity Cap shall not apply to the extent any Buyer Indemnified Party seeks reimbursement or indemnification for Losses resulting from a breach of any representations and warranties set forth in SECTIONS 4.3, 4.4 AND 4.5.

(c) EXCLUSION FROM LIABILITY. Notwithstanding anything else to the contrary, and in addition to any other limitations and exclusions set forth in this Agreement, Seller shall not indemnify or hold harmless any Buyer Indemnified Party, and no Buyer Indemnified Party shall seek reimbursement or indemnity from Seller for any Losses unless, in the case of SECTIONS 10.1(A)(1) and 10.1(A)(2) (but only insofar as SECTION 10.1(A)(2) relates to ARTICLE 6 hereof), written demand for reimbursement of such Losses is made within one (1) year from the Closing Date, except that such time limitation shall not apply to the extent Buyer or the Company or any
     Subsidiary seeks reimbursement or indemnification for breach of any representations and warranties set forth in (x) SECTIONS 4.15, 4.19, 4.20,
     4.21 and 4.22, in which case written demand for reimbursement must be made within six (6) years from the Closing Date or five (5) years in the case of
     SECTION 4.15 and (y) SECTIONS 4.3, 4.4 AND 4.5, in which case receipt of written demand for reimbursement is not subject to time limitations. Any such written demand must (i) set forth actual Losses that have begun to accrue but in respect of which the total liability has not yet been fixed or (ii) contain a notice from a third party of a claim that will cause actual Losses to accrue after such applicable survival period, including without limitation, pending curtailments, lawsuits or government investigations, in which case such survival period will be extended in order to cover the finally determined Losses related thereto.

10.2 INDEMNIFICATION BY BUYER.

(a) Except as provided in SECTION 10.3 hereof, Buyer shall save, defend, indemnify and hold harmless Seller and its Affiliates and their respective past, present and future directors, officers, agents and representatives (together, the "SELLER INDEMNIFIED PARTIES") from, and shall promptly reimburse such Seller Indemnified Parties for any Losses incurred by or assessed against such Seller Indemnified Party and arising out of or resulting from:

     (1) the inaccuracy of any representation or warranty made by Buyer in this Agreement;

     (2) the failure by Buyer to timely perform any obligation or covenant in this Agreement; or

     (3) any of the businesses, assets, operations or activities of the Company or the Subsidiaries occurring after the Closing Date which do not arise out of or result from any actions or inactions of Seller or its Affiliates or in respect of which a Buyer Indemnified Party is entitled to indemnification pursuant to SECTION 10.1(A).

(b)  LIMITS ON  LIABILITY.  Buyer shall have no  obligation  under CLAUSE (1) of
     SECTION 10.2(A) to pay by way of indemnification amounts that aggregate more than Indemnity Cap.

(c) EXCLUSION FROM LIABILITY. Notwithstanding anything else to the contrary, and in addition to any other limitations and exclusions set forth in this Agreement, Buyer shall not indemnify or hold harmless any Seller Indemnified Party, and no Seller Indemnified Party shall seek reimbursement or indemnity from Buyer for any Losses (other than Losses resulting from Buyer's covenants under SECTIONS 9.3 and 9.4) unless, in the case of SECTIONS 10.2(A)(1) and 10.2(A)(2) (but only insofar as SECTION 10.2(A)(2) relates to ARTICLE 6 hereof), written demand for reimbursement of such Losses is made within one (1) year from the Closing Date. Any such written demand must (i) set forth actual liabilities that have begun to accrue but in respect of which the total liability may not yet have been fixed or (ii) contain a notice from a third party of a claim that will cause actual liabilities to accrue after such applicable survival period, including without limitation, pending curtailments, lawsuits or government investigations, in which case such survival period will be extended in order to cover the finally determined liabilities related thereto.

10.3 COORDINATION WITH TAX INDEMNITY. Except as expressly provided in ARTICLE 11 hereof, the provisions of this ARTICLE 10 shall not apply to (i) any representations or warranties under SECTION 4.16 hereof, (ii) any representations or warranties relating to Taxes under SECTION 4.22, (iii) any obligations or covenants contained in ARTICLE 11 hereof and (iv) any other provision of this Agreement providing any representation, warranty or covenant relating to Taxes other than those set forth in SECTION 4.21.
     ARTICLE 11 shall provide the exclusive means for indemnity under this Agreement for any indemnity for Losses relating to Taxes other than those set forth in SECTION 4.21.

10.4 INDEMNIFICATION PROCEDURE. The obligations and liabilities of the indemnifying party (the "INDEMNIFYING PARTY") under this ARTICLE 10 and, where expressly provided for in ARTICLE 11, under ARTICLE 11 hereof with respect to Losses shall be subject to the following terms and conditions:

(a) The indemnified party (the "INDEMNIFIED PARTY") shall give the Indemnifying Party prompt notice ("CLAIM NOTICE") of any Losses incurred (or likely to be incurred) by the Indemnified Party, and the Indemnifying Party may undertake the defense of any proceeding regarding such Losses by selecting representatives of its own choosing. Such notice shall describe the claim or suit in reasonable detail and shall indicate the amount (estimated, if necessary) of the Losses that have been or may be suffered by the Indemnified Party. If the Indemnifying Party agrees to payment under a Claim Notice as provided in SECTION 10.4(G) but elects not to undertake the defense of any proceeding, it shall notify the Indemnified Party of such election within ten (10) Business Days of its receipt of a Claim Notice.

(b) The Indemnified Party shall be entitled to participate at its own expense in the defense of any claim relating to such Losses, but such defense shall be controlled by counsel to the Indemnifying Party. Notwithstanding the foregoing, an Indemnified Party shall have the right to employ separate counsel at the Indemnifying Party's expense if (i) the named parties to such proceeding (including any impleaded parties) include both such Indemnified Party and the Indemnifying Party, (ii) such Indemnified Party shall have been advised by counsel in its reasonable judgment that a material conflict of interest is likely to exist if the same counsel were to represent such Indemnified Party that would make it inappropriate for the same counsel to represent both parties and the Indemnifying Party and
     (iii) such Indemnified Party notifies the Indemnifying Party in writing that it elects to employ separate counsel at the expense of the Indemnifying Party.

(c) The Indemnifying Party shall not be liable for any settlement of any litigation or proceeding effected without the written consent of the Indemnifying Party, which shall not be unreasonably withheld. The
     Indemnifying Party shall not, without the Indemnified Party's written consent, settle or compromise any claim regarding Losses or consent to entry of any judgment which would impose an injunction or other equitable relief upon the Indemnified Party or which does not include as an unconditional term thereof the release by the claimant or the plaintiff of the Indemnified Party from all liability in respect of any such Losses.

(d) In the event (x) the Indemnifying Party fails, within twenty (20) days of receipt of a Claim Notice, to defend, contest, or otherwise protect against any such claim or suit, or is not defending such claim in good faith or (y) the Indemnified Party concludes in good faith that such ongoing claim or suit would have a material adverse impact on the business or operations of Buyer, the Company or any Subsidiary, and the Indemnifying Party determines in good faith that such assumption of defense by the Indemnified Party will not prejudice the Indemnifying Party's interests in any material respect, the Indemnified Party may, but will not be obligated to, defend, contest, or otherwise protect against the same, and make any compromise or settlement thereof and recover the entire costs thereof from the
     Indemnifying Party, including reasonable attorneys' and experts' fees, disbursements and all amounts paid as a result of such claim or suit or the compromise or settlement thereof, provided that any such settlement or compromise shall be permitted hereunder only with the written consent of the Indemnifying Party, which consent shall not be unreasonably withheld. The Indemnified Party shall cooperate and provide such assistance as the Indemnifying Party may reasonably request in connection with the defense of the matter subject to indemnification.

(e) In calculating Losses, a Buyer Indemnified Party shall be entitled to include Damages (and reasonable out-of-pocket costs, expenses and attorneys' fees relating to Damages or to any proceedings, counterclaims or defenses that could reasonably result in incurring or avoiding Damages (including any such reasonable out-of-pocket costs, expenses and attorneys' fees incurred in enforcing such right of indemnification against any indemnitor or with respect to any appeal)) incurred after the Closing Date by virtue of the continuation by Buyer, the Company or any Subsidiary of the business practices of the Company and the Subsidiaries as in effect prior to the Closing Date if and to the extent such business practices are materially inconsistent with those of Buyer Indemnified Party; PROVIDED, that a Buyer Indemnified Party shall only be entitled to seek reimbursement or indemnity of such amounts until the earlier of (x) the ninety (90) day anniversary of the Closing Date or (y) such time as Buyer, after having obtained actual or constructive knowledge of the reasonable likelihood of the incurrence of Damages as a result of such practices, shall have had a commercially reasonable opportunity to have changed or corrected the practices in question.

(f)  In calculating Losses there shall be deducted (retroactively, if necessary)
     (i) any insurance recovery in respect thereof (and no right of subrogation shall accrue hereunder to any insurer), (ii) any amount specifically accrued or reserved against as a liability on the Closing Date Balance Sheet with respect to such Losses (or, in the case of any such Loss comprised of the loss of, or reduced value of, any asset, the extent to which such asset was written down on the Closing Date Balance Sheet to reflect such reduction in value) and (iii) any recoveries from third Persons pursuant to indemnification or otherwise with respect thereto. Any party receiving indemnity shall assign to the Indemnifying Party all of its claims for recovery against third Persons as to such Losses, whether by insurance coverage, contribution claims, subrogation or otherwise. Buyer and Seller agree that, for purposes of computing the amount of any indemnification payment under this ARTICLE 10 or ARTICLE 11 hereof, any such indemnification payment shall be treated as an adjustment to the Purchase Price for all Tax purposes. The Indemnified Party shall claim on the appropriate Tax Return any Benefit Item arising from the incurrence or payment of Losses if the Indemnified Party believes such Benefit Item is allowable or if the Indemnifying Party provides the Indemnified Party with an opinion of a nationally recognized law firm or accounting firm (which firm and opinion shall be reasonably acceptable to the Indemnified Party) to the effect that such Benefit Item "should" be allowable. Not more than ten (10) Business Days after filing the Tax Return on which such Benefit
     Item is claimed, the Indemnified Party shall pay the Indemnifying Party the amount of any realized Tax Benefit arising from such Benefit Item (net of the Tax cost, including the net present value of any reasonably anticipated future Tax cost, to the Indemnified Party or its Affiliates arising from the receipt of the indemnification payment). For purposes of this SECTION 10.4(F), "BENEFIT ITEM" shall mean any loss, deduction, credit or other item that decreases Taxes paid or payable or increases Tax Basis, and "Tax Benefit" shall mean the Tax effect of any Benefit Item, including any interest with respect thereto or interest that would have been payable but for such item.

(g) After the giving of any Claim Notice pursuant to SECTION 10.3, the amount of indemnification to which an Indemnified Party shall be entitled under this ARTICLE 10 or ARTICLE 11 hereof shall be determined: (i) by the written agreement between the Indemnified Party and the Indemnifying Party or payment by an Indemnifying Party of all amounts specified in a Claim Notice; provided, however, that if agreement has not been reached or payment has not been made within 30 days of the receipt of the material information that the Indemnifying Party needs to evaluate the merits of the Claim, the Indemnified Party shall be entitled to pursue recourse in accordance with SECTION 12.5; (ii) by a final judgment or decree of any court of competent jurisdiction or, in the case of income tax indemnification under ARTICLE 11, a "determination" within the meaning of Code Section 1313(a); or (iii) by any other means to which the Indemnified Party and the Indemnifying Party shall agree. The judgment or decree of a court shall be deemed final when the time for appeal, if any, shall have expired and no appeal shall have been taken or when all appeals taken shall have been finally determined. The Indemnified Party shall have the burden of proof in establishing the amount of Losses suffered by it.

(h) In any case where an Indemnified Party recovers from third Persons any amount (other than any amounts deducted pursuant to SECTION 10.4(E) hereof) in respect of a matter with respect to which an Indemnifying Party has indemnified it pursuant to this ARTICLE 10 or ARTICLE 11 hereof, such Indemnified Party shall promptly pay over to the Indemnifying Party the amount so recovered (after deducting therefrom the full amount of the expenses incurred by it in procuring such recovery), but not in excess of the sum of (i) any amount previously so paid by the Indemnifying Party to or on behalf of the Indemnified Party in respect of such matter and (ii) any amount expended by the Indemnifying Party in pursuing or defending any claim arising out of such matter.

(i) An Indemnified Party shall make commercially reasonable efforts to mitigate any actual or potential Loss, and the failure to do so shall result in a reduction in the Indemnifying Party's indemnification obligation hereunder but only to the extent such efforts would have mitigated the Loss. By way of illustration, the Buyer agrees that, if it suffers, or reasonably expects to suffer, Losses attributable to a breach of SECTION 4.21 and the facts or circumstances giving rise to such breach also would constitute a breach under the applicable mortgage loan origination, mortgage loan sale or similar agreement with a Prior Originator or seller of the Loan other than the Seller or an Affiliate of the Seller (and such mortgage loan origination, mortgage loan sale or similar agreement contains an indemnification provision providing the Buyer with a means of seeking indemnity thereunder), the Buyer Indemnified Parties will not be entitled to indemnification under SECTION 10(A)(1) above with respect to such breach until Buyer shall have first used commercially reasonable efforts to pursue available remedies under the applicable agreement against such breaching party with no less diligence than the Company and its Subsidiaries used within the last two (2) years and, in any event, it would pursue if there were no indemnification by Seller hereunder; provided, however, that in the event that the Buyer has used its commercially reasonable efforts to pursue its remedies under the applicable mortgage loan origination, mortgage loan sale or similar agreement against such breaching party and the Buyer Indemnified Parties have not been successful in recovering their Losses directly resulting from the breach of the applicable agreement after one year has elapsed from the date on which the relevant Buyer Indemnified Parties first gave notice of the relevant Claim to the Seller (which such one year period shall act to toll the relevant survival period contained in
     SECTION 10.1(C) or 10.2(C), as applicable), the Buyer Indemnified Parties shall be entitled to seek indemnification for such remaining Losses from the Seller pursuant to the terms of SECTION 10.4 of this Agreement, without further regard to the mitigation provisions of this SECTION 10.4(I), but subject to the remaining provisions of this SECTION 10. The Indemnifying Party shall have the right, but not the obligation, and shall be afforded the opportunity by the Indemnified Party to the extent reasonably possible, to make commercially reasonable efforts to minimize damages before such damages actually are incurred by the Indemnified Party.

10.5 INDEMNIFICATION AS EXCLUSIVE REMEDY.

Except in the case of fraud, with respect to any matter as to which indemnification is provided pursuant to this ARTICLE 10 (other than breaches of covenants contained in Articles other than ARTICLE 6 hereof and any claim for equitable or injunctive relief), such indemnification shall be the sole remedy available to the Indemnified Party.

10.6 DISTRIBUTION OF EXCESS HOLDBACK AMOUNT.

Within thirty (30) days following the sixth anniversary of the Closing Date, Buyer shall pay (by wire transfer in immediately available funds) to Seller an amount in cash equal to the excess, if any, of (x) the amount of the Holdback Amount LESS (y) the sum of (i) the aggregate amount of all payments or reimbursements for Losses that, but for the existence of the Holdback Amount, would have been paid to any of the Buyer Indemnified Parties pursuant to this
ARTICLE 10 on or prior to such payment date AND (ii) the aggregate amount of all Unresolved Claims as of such payment date (the "UNRESOLVED CLAIM RESERVE AMOUNT"). For purposes of this SECTION 10.6, "UNRESOLVED CLAIMS" shall mean, as of any payment date, all claims for indemnification made by any Buyer Indemnified Parties pursuant to this ARTICLE 10 that are the subject of dispute or are otherwise unresolved as of such date. On a bi-annual basis following the sixth anniversary of the Closing Date, following the resolution of any Unresolved Claims, Buyer shall pay (by wire transfer in immediately available funds) to Seller an amount in cash equal to the excess, if any of (x) the Unresolved Claim Reserve Amount in respect of any Unresolved Claims LESS (y) the aggregate amount of all payments or reimbursements for Losses that, but for this existence of the Holdback Amount, would have been paid to any of the Buyer Indemnified Parties pursuant to ARTICLE 10 in respect of the Unresolved Claims. Buyer shall provide Seller with bi-annual reports of the status of claims in respect of which Buyer has made written demand on Seller pursuant to SECTION 10.1(C) hereof and for which indemnification would be payable by Seller but for the amounts applied by the Buyer from the Holdback Amount, including the application of any reserves.

10.7 GUARANTEE. Guarantor hereby unconditionally guarantees to Buyer the full and prompt payment of all amounts which may become due and owing to Buyer from Seller pursuant to this ARTICLE 10. Guarantor also shall reimburse the Buyer for reasonable fees and expenses incurred in successfully enforcing this guarantee obligation. This SECTION 10.7 shall survive termination of this Agreement.

                                   ARTICLE 11
                                      TAXES

11.1 ELECTION UNDER CODE SECTION 338(H)(10).

(a) Seller and Buyer shall join in making an election under Code Section 338(h)(10) (and any corresponding election under state, local or foreign Tax law) with respect to the sale and purchase of Stock hereunder and any deemed sale and purchase of the equity of any Subsidiary for which such an election may lawfully be made (the "SECTION 338(H)10) ELECTION"), and Seller shall cooperate fully with Buyer in making the Section 338(h)(10) Election, including executing and filing IRS Form 8023 and all other forms, returns, elections, schedules, and documents required to effect the Section 338(h)(10) Election.

(b) Seller and Buyer agree that, except as required by a final determination with any tax authority, they will not take, or cause to be taken, any action in connection with the filing of any Tax Return on behalf of Seller, Buyer, or their Affiliates or otherwise which would be inconsistent with or prejudice the Section 338(h)(10) Election.

11.2 TRANSFER TAXES. All sales, use, transfer, documentary, stamp, registration and other similar Taxes that are payable in connection with the transactions contemplated by this Agreement shall be borne one-half by Buyer and one-half by Seller. The party required by applicable law to file any Tax Returns and other documentation with respect to any such Taxes shall prepare and file such Tax Returns and Buyer and Seller shall each, and shall each cause its Affiliates to, cooperate in the timely preparation and filing of, and join in the execution of, any such Tax Returns and other documentation.

11.3 INDEMNIFICATION FOR TAXES.

(a) Except as otherwise provided herein, Seller shall be liable for and shall indemnify the Buyer Indemnified Parties for (x) any Losses attributable to
     (i) any Taxes of any member (other than the Company and Subsidiaries) of an affiliated, consolidated, combined or unitary group of which the Company or any Subsidiary is or was a member on or prior to the Closing Date, including pursuant to Treasury Regulations Section 1.1502-6 or any similar provision of state, local or foreign law, (ii) any Taxes that are imposed on the Company or any Subsidiary for any taxable year or period that ends on or before the Closing Date and, with respect to any Straddle Period, the portion of such Straddle Period ending on and including the Closing Date, and (iii) any Taxes of any person (other than the Company or any Subsidiary) liability for which is imposed on the Company or any Subsidiary as a transferee or successor, by contract or otherwise, pursuant to a transaction or contract or other indemnification obligation that occurs or arises before the Closing; and (y) any Losses (including Taxes) for which the Company, any Subsidiary, any Securitization Entity, or Buyer or any of Buyer's Affiliates become liable as a result of the inaccuracy of any representation or warranty relating to Taxes made by Seller in SECTIONS
     4.16 and 4.22 of this Agreement. Notwithstanding the foregoing, (i) Seller shall have no obligation pursuant to this SECTION 11.3(A) for any Taxes or

     Losses accrued or reserved as a liability on the Closing Date Balance Sheet that are not included in the calculation of the Closing Date Tax Amount, and (ii) Seller shall have no indemnification obligation for any Taxes or Losses relating to a breach of the representations set forth in Section 4.16(p) or 4.22 hereof (the "Securitization Entity Losses") to the extent that such Securitization Entity Losses are related to or attributable to a taxable year beginning after the second anniversary of the Closing Date; provided, further that Seller's obligation to indemnify any person for any Securitization Entity Losses for any taxable period shall not exceed an amount equal to the product of (x) the aggregate amount of Securitization Entity Losses related or attributable to such taxable period, multiplied by
     (y) a ratio, not to exceed one (1.00), of (i) the Aggregate Outstanding Loan Balance of the relevant Securitization Entity as of the Closing, divided by (ii) the Average Aggregate Outstanding Loan Balance of the relevant Securitization Entity for the taxable period to which the Securitization Entity Losses relate or are attributable. Notwithstanding anything to the contrary in this Agreement, Seller shall have no obligation to indemnify the Company, any Subsidiary, any Securitization Entity, Buyer, or any of Buyer's Affiliates pursuant to this Section 11.3(a) for any Taxes or Losses resulting from the breach of any representation set forth in any of Sections 4.16(p), 4.16(q) or 4.22, to the extent that such indemnification obligation is attributable to Buyer's breach of the covenant set forth in Section 11.3(f) hereof. Seller shall be entitled to any refund of Taxes of the Company or any Subsidiary attributable to taxable periods ending on or prior to the Closing Date (other than any refunds for Taxes reflected as an asset on the Closing Date Balance Sheet and not included in the calculation of Closing Date Tax Amounts), and Buyer, the Company, and Subsidiaries shall promptly remit to Seller the amount of any such refund received by Buyer, the Company, or Subsidiaries.

(b) Except to the extent inconsistent with SECTION 11.3(A), Buyer shall be liable for and shall indemnify Seller and any Affiliate of Seller for (x) the Taxes of the Company or any Subsidiaries for any taxable year or period that begins after the Closing Date and, with respect to any Straddle Period, the portion of such Straddle Period beginning after the Closing Date; and (y) any Taxes owed by Seller or any Affiliate of Seller resulting from any transaction engaged in by the Company or any Subsidiary not in the ordinary course of business occurring on the Closing Date after Buyer's purchase of the Stock. Buyer shall be entitled to any refund of Taxes of the Company or any Subsidiaries attributable to such periods beginning after the Closing Date or attributable to such transactions, and Seller and its Affiliates shall promptly remit to Buyer the amount of any such refund received by Seller or its Affiliates.

(c) For purposes of SECTIONS 11.3(A) and (B), whenever it is necessary to determine the liability for Taxes of the Company or any Subsidiaries for a Straddle Period, the determination of the Taxes for the portion of the Straddle Period ending on and including, and the portion of the Straddle Period beginning after, the Closing Date shall be determined by assuming that the Straddle Period consisted of two taxable years or periods, one which ended at the close of the Closing Date and the other which began at the beginning of the day following the Closing Date, and items of income, gain, deduction, loss or credit, and state and local apportionment factors of the Company or Subsidiaries for the Straddle Period shall be allocated between such two taxable years or periods on a "closing of the books basis" by assuming that the books of the Company or any Subsidiaries were closed at the close of the Closing Date, provided, however, that (i) exemptions, allowances or deductions that are calculated on an annual basis, such as the deduction for depreciation, and Taxes calculated on a periodic basis (such as real property Taxes and other ad valorem Taxes) shall be apportioned ratably between such periods on a daily basis, and (ii) any extraordinary item within the meaning of Treasury Regulations Section 1.1502-76(b)(2)(ii)(C) that occurs or results from a transaction that takes place after the Closing on the Closing Date shall be treated as occurring at the beginning of the day following the Closing Date.

(d) The provisions of SECTIONS 10.3, 10.4(D) (other than SECTION 10.4(D)(Y)), 10.4(F) (other than 10.4(F)(II)), 10.4(G), 10.4(H) and 10.4(I) shall apply for purposes of the indemnification provisions of this SECTION 11.3 and the contest provisions of SECTION 11.6.

(e) Notwithstanding anything else to the contrary, Seller shall not indemnify or hold harmless any Buyer Indemnified Party, and no Buyer Indemnified Party shall seek reimbursement or indemnity from Seller, for any Losses pursuant to SECTION 11.3(A)(Y) unless written demand for reimbursement of such Losses is made within one month following the expiration of the applicable statute of limitations, including any applicable tolling period.

(f) Unless Buyer obtains Seller's prior written consent, Buyer will not take, nor shall it permit any of Buyer's Affiliates, the Company, any Subsidiary, or any Securitization Entity to take (i) any action with respect to the EBO Securities or any Securitization Entity that is inconsistent with the Company's characterization of the EBO Securities or any Securitization Entity prior to Closing for United States federal income Tax purposes (collectively, the "Pre-Closing Securitization Entity Treatment"); and (ii) any action that could be expected to result in a change in the Pre-Closing Securitization Entity Tax Treatment.

11.4 PAYMENTS.  Any  payment by Buyer or Seller  under this  ARTICLE 11 or under
     ARTICLE 10, or any payment by Buyer or Seller under SECTION 3.5 of the difference between the Estimated Purchase Price and the Final Purchase Price (determined under SECTIONS 2.4 and 2.5 hereof), or any payment by Buyer or Seller under SECTIONS 2.2 or 3.4 with respect to intercompany accounts shall be treated by Buyer and Seller as an adjustment to the Final Purchase Price for Tax purposes if payment occurs after the Closing Date.

11.5 TAX RETURNS.

(a) Seller shall file or cause to be filed when due (x) all Tax Returns by or with respect to the Company or any Subsidiary that are due before the Closing Date, and (y) all income and franchise Tax Returns and other Tax Returns either (i) measured by or based on net income or (ii) measured by or based on equity that, in either case, are required to be filed by or with respect to the Company or any Subsidiary for taxable years or periods ending on or before the Closing Date and shall pay (or cause, prior to the Closing to be paid by Company or any Subsidiary) any Taxes due in respect of the Tax Returns described in clauses (x) and (y) for which Seller is liable pursuant to SECTION 11.3(A). Buyer shall file, or cause to be filed when due, all Tax Returns with respect to the Company or any of its Subsidiaries other than those described in the previous sentence and shall remit any Taxes due in respect of such Tax Returns. Seller shall pay by wire transfer to Buyer the Taxes for which Seller is liable pursuant to
     SECTION 11.3(A) but which are payable with Tax Returns to be filed by Buyer pursuant to the previous sentence at least three days prior to the due date for the payment of such Taxes. To the extent permitted or required by applicable law, the income, gains, deductions, losses, credits and recapture of credits, and each item thereof of the Company or any of its Subsidiaries for all taxable periods or portions thereof ending on the Closing Date including items attributable to the Section 338(h)(10) election shall be included in the consolidated federal income Tax Return filed by the parent of the affiliated group of which the Company is a member on the Closing Date and any state or local consolidated, combined, unitary or similar income or franchise Tax Return filed by an affiliated group of which the Company is a member on the Closing Date; provided, however, that no extraordinary item within the meaning of Treasury Regulations Section 1.1502-76(b)(2)(ii)(C) that occurs or results from a transaction that takes place after the Closing shall be included in such Tax Returns, notwithstanding any other provision of this Agreement, and Buyer agrees to indemnify Seller and any Affiliate of Seller from any Taxes and Losses relating to any such extraordinary item.

(b)  With respect to Tax Returns to be filed by Buyer  pursuant to the preceding
     SECTION 11.5(A) that relate to taxable years or periods ending on or before the Closing Date, such Tax Returns (x) shall be prepared in a manner consistent with past practice (unless the positions that would otherwise be taken in accordance with past practice are not reasonable positions) and
     (y) shall be submitted to Seller not later than thirty (30) days prior to the due date for filing such Tax Returns (or if such due date is within 45 days following the Closing Date, as promptly as practicable following the Closing Date) for review and approval by Seller, which approval shall not be unreasonably withheld, and Buyer shall incorporate any reasonable comments of Seller.

(c) All Straddle Period Tax Returns to be filed by Buyer pursuant to SECTION 11.5(A) (x) shall be prepared in a manner consistent with past practice (unless the positions that would otherwise be taken in accordance with past practice have no "reasonable basis" within the meaning of Code Section 6662(d) (or comparable state, local, or foreign law) or are not reasonable positions) and (y) shall be submitted to Seller not later than thirty (30) days prior to the due date for filing of such Tax Returns (or if such due date is within 45 days following the Closing Date), as promptly as practicable following the Closing Date. The Seller shall have the right to review such Straddle Period Tax Returns and to review all work papers and procedures used to prepare any such Tax Return. If Seller, within ten (10) business days after delivery of any such Tax Return, notifies Buyer in writing that it objects to any of the items in such Tax Return (including, without limitation, the allocation of Tax liability between the pre-closing and post-closing periods included in such Straddle Period Tax Return), Buyer and Seller shall attempt in good faith to resolve the dispute and, if they are unable to do so, the disputed items shall be resolved (within a reasonable time, taking into account the deadline for filing such Tax Return) by an internationally recognized independent accounting firm chosen by and mutually acceptable to both Buyer and Seller. Upon resolution of all such items, the relevant Tax Return shall be filed on that basis. The costs, fees, and expenses of such accounting firm shall be borne equally by Buyer and Seller.

(d) The Buyer will not carry back (nor permit the Company or any of its Subsidiaries to carry back) to any period ending on or before the Closing Date (treating for this purpose such date as the end of a short taxable year) any losses, deductions, or credits giving rise to a refund of Taxes for such period without Seller's prior written consent. Buyer shall be entitled to any refund of Taxes relating to a permitted carryback, and Seller and its Affiliates shall promptly remit to Buyer the amount of any such refund of Taxes received by Seller or its Affiliates.

(e) None of Buyer or any Affiliate of Buyer shall (or shall cause or permit the Company to) amend, refile or otherwise modify (or grant an extension of any statute of limitation with respect to) any Tax Return relating in whole or in part to the Company or any Subsidiary with respect to any taxable year or period ending on or before the Closing Date (or with respect to any Straddle Period) without the prior written consent of Seller.

(f) With respect to any taxable period for which Seller is responsible to prepare and file a Tax Return pursuant to this SECTION 11.5, Buyer, if so requested by Seller, shall promptly cause the Mortgage Group to prepare and provide to Seller a package of tax information materials (the "TAX PACKAGE"), which shall be completed in accordance with past practice including past practice as to providing the information, schedules and work papers and as to the method of computation of separate taxable income or other relevant measure of income of the Mortgage Group members. Buyer shall cause the Tax Package for the portion of the taxable period ending on the Closing Date to be delivered to Seller within 120 days after the Closing Date. Seller shall reimburse Buyer for out of pocket costs incurred in preparing the Tax Package.

11.6 CONTEST PROVISIONS.

(a) In the event (i) Seller or its Affiliates or (ii) Buyer or its Affiliates receive notice of any pending or threatened Tax audits or assessments or other disputes concerning Taxes (each, a "Tax Proceeding") with respect to which the other party may incur liability under ARTICLE 11 hereof, the party in receipt of such notice shall promptly notify the other party of such matter in writing, provided that failure to comply with this provision shall not affect a party's right to indemnification hereunder unless such failure materially and adversely affects the indemnifying party's ability to challenge or participate in such Tax Proceeding in accordance with the provisions of this SECTION 11.6.

(b) Seller shall have the sole right to represent the interests of the Company, Subsidiaries and Securitization Entity in any Tax Proceeding relating to taxable periods ending on or before the Closing Date and to employ counsel of its choice at its expense. Notwithstanding the foregoing, Seller shall not be entitled to settle, either administratively or after the commencement of litigation, any claim for Taxes that would adversely affect the liability for Taxes of Buyer or the Mortgage Group members for any period after the Closing Date to any extent (including, but not limited to, the imposition of income Tax deficiencies, the reduction of asset basis or cost adjustments, the lengthening of any amortization or depreciation periods, the denial of amortization or depreciation deductions, or the reduction of the loss or credit carryforwards) without the prior written consent of Buyer, which consent shall not be unreasonably withheld, and such consent shall not be necessary to the extent that Seller has indemnified Buyer against the effect of any such settlement.

(c) In the case of any Tax Proceeding with respect to any Straddle Period or period beginning after the Closing Date that relates to matters for which Seller could be obligated to indemnify any person as the result of a breach of any of Seller's representations set forth in SECTION 4.16(P), SECTION 4.16(Q), or SECTION 4.22 ("Breach Matter"): (i) if the Tax Proceeding
     involves both a claim for Taxes that would be borne, pursuant to SECTION 11.3(A), by Seller if the Tax authority were successful with respect to such claim (a "Seller Tax Claim") and a claim for Taxes that would be borne, pursuant to SECTION 11.3(B), by Buyer if the Tax authority were successful with respect to such claim (a "Buyer Tax Claim") and the relevant Tax authority agrees to permit the Seller Tax Claim and the Buyer Tax Claim to be separately contested and settled, then, unless the Tax Proceeding relates to a Tax Return of a consolidated, combined, unitary or affiliated group of which Buyer or any Affiliate of Buyer (other than the Company or any Subsidiary or any successor to the Company or any Subsidiary) is the common parent (x) the Seller Tax Claim and the Buyer Tax Claim shall be separately contested, (y) Seller shall control the Seller Tax Claim, and (z) Buyer shall control the Buyer Tax Claim; (ii) if the Tax Proceeding involves only a Seller Tax Claim, then unless the Tax Proceeding relates to a Tax Return of a consolidated, combined, unitary or affiliated group of which Buyer or any Affiliate of Buyer (other than the Company or any Subsidiary or any successor to the Company or any Subsidiary) is the common parent, Seller shall control such claim; and (iii) in any other event, Buyer shall control such claim. If the Buyer is entitled to control a Tax Proceeding described in this SECTION 11.6(C) relating to a Breach Matter, Buyer shall have the right to represent the interests of the Company, Subsidiaries and Securitization Entity with respect to such Tax Proceeding and to determine whether, when and on what terms to settle such Tax Proceeding to the extent that it relates to a Breach Matter; provided, however, that (i) Buyer shall provide Seller on a regular ongoing basis with a timely and reasonably detailed account of each stage of such Tax Proceeding and all significant developments with respect to such Tax Proceeding to the extent that it relates to a Breach Matter and shall take into account the reasonable comments of Seller with respect to each stage and development in defending such Tax Proceeding; (ii) Buyer shall provide Seller with copies of all correspondence received and delivered by Buyer to the extent that such correspondence relates to a Breach Matter; (iii) Buyer shall consult with Seller before taking any significant action in connection with such Tax Proceeding to the extent that it relates to a Breach Matter and shall take into account the reasonable comments of Seller in carrying out such significant action, (iv) Buyer shall consult with Seller and offer Seller an opportunity to comment before submitting any written materials prepared or furnished in connection with such Tax Proceeding to the extent that it relates to a Breach Matter and shall take into account the reasonable comments of Seller in preparing such written materials; (v) Buyer shall defend such Tax Proceeding relating to a Breach Matter diligently and in good faith as if Buyer were responsible for 100 percent of the Taxes claimed to be due in the Tax Proceeding; (vi) Buyer shall not settle such Tax Proceeding to the extent that it relates to a Breach Matter without the prior written consent of Seller, which consent shall not be unreasonably withheld; and (vii) notwithstanding anything to the contrary in this Agreement, Buyer shall be responsible for the full amount of costs and expenses incurred by Buyer in defending such Tax Proceeding (including, without limitation, any legal and other professional costs and expenses) and such amounts shall not be considered Losses for which Seller is obligated to indemnify Buyer pursuant to this Agreement. With respect to any Tax Proceeding relating to Breach Matters that Seller has the right to control pursuant to this SECTION 11.6(C), Seller shall the full right to handle, defend, conduct and control such Tax Proceeding.
     Seller also shall have the right to compromise and settle such Tax Proceeding that it has authority to control pursuant to this SECTION 11.6(C), subject to Buyer's prior written consent, which shall not be unreasonably withheld.

(d) With respect to any Tax Proceeding (other than a Tax Proceeding to which SECTION 11.6(C) is applicable) with respect to any Straddle Period, Seller shall be entitled to participate at its expense in the defense of any claim for Taxes for such Straddle Period and, with the written consent of Buyer, which consent shall not be unreasonably withheld, and at Seller's sole expense, may assume the entire defense of such Tax claim, subject to Buyer's participation at its expense. Neither Buyer nor Seller, as applicable, shall be entitled to settle any Tax Proceeding with respect to any Straddle Period described in this SECTION 11.6(D) without the prior written consent of Seller or Buyer, as applicable, which consent shall not be unreasonably withheld.

11.7 TAX SHARING AGREEMENTS. Any Tax allocation or sharing agreement or arrangement, whether or not written, that may have been entered into by Seller or any of its Affiliates and any Mortgage Group member shall be terminated as to the Mortgage Group member as of the Closing Date, and no payments which are owed by or to the Mortgage Group member pursuant thereto shall be made thereunder.

11.8 ASSISTANCE AND COOPERATION.

After the Closing Date, each of Seller and Buyer shall (and shall cause their respective Affiliates to):

(a) assist the other party in preparing any Tax Returns or reports which such other party is responsible for preparing and filing in accordance with this
     ARTICLE 11;

(b) cooperate fully in preparing for any audits of, or disputes with taxing authorities regarding, any Tax Returns of the Mortgage Group members;

(c) make available to the other and to any taxing authority as reasonably requested all information, records, and documents relating to Taxes of the Mortgage Group members, provided, however, that Buyer shall have no obligation to make available to Seller such information, records, and documents that relate to taxable periods beginning after the Closing Date;

(d) provide timely notice to the other in writing of any pending or threatened Tax audits or assessments of any member of the Mortgage Group for taxable periods for which the other may have a liability under this ARTICLE 11;

(e) furnish the other with copies of all correspondence received from any taxing authority in connection with any Tax audit or information request with respect to any such taxable period; and

(f) cooperate with and assist the other in obtaining any refund that Buyer or Seller reasonably believes should be available, including, without limitation, through the filing of appropriate forms with the applicable taxing authorities.

11.9 RETENTION OF RECORDS. Buyer will cause the Company and the Subsidiaries to retain any records relevant to the determination of Tax liabilities of the Mortgage Group members for taxable periods ending on or prior to the Closing Date and for Straddle Periods for a period of not less than ten
     (10) years following the Closing Date; provided, however, that Buyer may dispose of such records prior to that time with the prior written consent of Seller, which consent shall not be unreasonably withheld.

11.10SELLER NOT A FOREIGN PERSON. At the Closing, Seller shall deliver to Buyer an affidavit of Seller, in a form reasonably satisfactory to Buyer, stating under penalties of perjury Seller's U.S. taxpayer identification number and that Seller is not a foreign person under Treasury Regulations Section 1.1445-2(b)(2).

11.11 OTHER.

(a) In the event either Seller or Buyer breaches any obligation imposed on it under this ARTICLE 11, such breaching party shall indemnify the other party for all losses, liabilities, damages or expenses incurred by that other party as a result of that breach.

(b) It is the intention of the parties that the provisions of this ARTICLE 11 shall exclusively govern all matters relating to Taxes with respect to the Company and any Subsidiary as between the Buyer and its Affiliates

     (including the Company and any Subsidiary following the Closing) and the Seller and its Affiliates, and that the provisions of this ARTICLE 11 shall exclusively govern the determination and administration of all claims between them relating to such Tax matters.

(c) Notwithstanding any other provisions of this Agreement, the obligations of the parties set forth in this ARTICLE 11 shall be unconditional and absolute. For the avoidance of doubt, there shall not be any duplicative payments of indemnities by Seller or Buyer under this ARTICLE 11 or otherwise under this Agreement.

(d) Notwithstanding anything to the contrary in this Agreement, the obligation of Seller under this ARTICLE 11 shall not be subject to a deductible, threshold or similar concept and shall be unlimited in amount.

                                   ARTICLE 12
                                  MISCELLANEOUS

12.1 TERMINATION. This Agreement may be terminated:

(a) At any time on or prior to the Closing Date, by the mutual consent in writing of the parties hereto;

(b) At any time on or prior to the Closing Date, by Buyer in writing, if Seller has, or by Seller in writing, if Buyer has breached (i) any covenant or agreement contained herein in any material respect or (ii) any representation or warranty contained herein and such breach would constitute a failure to satisfy the condition contained in SECTION 7.1 or
     Section 8.1, as applicable, and in either case if such breach has not been cured by the earlier of 30 days after the date on which written notice of such breach is given to the party committing such breach or the Closing Date;

(c) At any time, by either party hereto in writing, if (i) the applications for prior approval referred to in SECTION 6.6 hereof have been denied, and the time period for appeals and requests for reconsideration has run, (ii) any governmental or regulatory agency or Governmental Agency which must grant a Permit, consent, approval or waiver contemplated by SECTION 7.2 or 8.2 has denied such Permit, consent, approval or waiver and such denial has become final and nonappealable or (iii) any governmental or regulatory agency or Governmental Agency of competent jurisdiction shall have issued a final nonappealable order enjoining or otherwise prohibiting the consummation of the transactions contemplated by this Agreement; or

(d) By either party hereto in writing, if the Closing Date has not occurred by the close of business on December 31, 2004, unless the failure of the Closing Date to occur by such date shall be due to the failure of the party seeking to terminate this Agreement to perform or observe the covenants and agreements of such party set forth herein.

12.2 EFFECT OF TERMINATION. In the event this Agreement is terminated pursuant to SECTION 12.1 hereof, this Agreement shall become void and have no effect, except that (i) the provisions relating to expenses and publicity set forth in SECTIONS 12.10 and 12.11 together with the confidentiality provision in SECTION 6.3 hereof concerning the Confidentiality Agreement and the provisions of SECTION 10.7, respectively, shall survive any such termination and (ii) a termination pursuant to SECTION 12.1(B)(I) shall not relieve the breaching party from liability for an uncured breach of such covenant or agreement giving rise to such termination.

12.3 ASSIGNMENT. Neither this Agreement nor any of the rights or obligations hereunder may be assigned by either party without the prior written consent of the other; PROVIDED that Buyer may assign this Agreement and any rights and obligations hereunder to any Affiliate without the consent of Seller; provided, that no such assignment shall relieve Buyer of any of its obligations hereunder. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, and no other Person shall have any right, benefit or obligation hereunder.

12.4 NOTICES. Unless otherwise provided herein, any notice, request, instruction or other document to be given hereunder by any party to the others shall be in writing and delivered in person or by courier, telegraphed, telexed or by facsimile transmission or mailed by certified mail, postage prepaid, return receipt requested (such mailed notice to be effective on the date such receipt is acknowledged), as follows:

         If to Buyer:               CitiMortgage, Inc.
                                    1000 Technology Drive
                                    O'Fallon, Missouri 63304
                                    Attention: Legal Department
                                    Telecopy:  (636) 261-6518

         With copies to:            CitiMortgage, Inc.
                                    1000 Technology Drive
                                    O'Fallon, Missouri 63304
                                    Attention: Capital Markets/Brad Brunts
                                    Telecopy:  (636) 261-1312

         If to Seller               The Principal Financial Group
         or Guarantor:              711 High Street
                                    Des Moines, IA 50392
                                    Attention: General Counsel
                                    Telecopy:  (515) 235-9852

         With copies to:            Kirkpatrick & Lockhart LLP
                                    1800 Massachusetts Avenue, N.W.
                                    Washington, D.C.  20036
                                    Attn:   Laurence E. Platt
                                    Telecopy:  (202) 778-9100

     or to such other place and with such other copies as either party may designate as to itself by written notice to the others.

12.5 CHOICE OF LAW; JURISDICTION AND FORUM; WAIVER OF JURY TRIAL.

(a) This Agreement shall be construed, interpreted and the rights of the parties determined in accordance with the laws of the State of New York, without regard to the conflict of law principles thereof, except with respect to matters of law concerning the internal corporate affairs of any corporate entity which is a party to or the subject of this Agreement, and as to those matters the law of the jurisdiction under which the respective entity derives its powers shall govern.

(b) Any action brought in connection with this Agreement may be brought in the federal or state courts located in the City of New York which courts shall have exclusive jurisdiction. The parties further agree, to the extent permitted by law, that final and unappealable judgment against any of them in any action or proceeding contemplated above shall be conclusive and may be enforced in any other jurisdiction by suit on the judgment, a certified copy of which shall be conclusive evidence of the fact and amount of such judgment.

(c) By the execution and delivery of this Agreement, Buyer and Seller submit to the personal jurisdiction of any state or federal court in the City of New York in any action or proceeding arising out of or relating to this Agreement and the transactions contemplated hereby.

(d) Each party waives, to the fullest extent permitted by applicable law, any right it may have to a trial by jury in respect of any action or proceeding arising out of or relating to this Agreement or the transactions contemplated hereby. Each party certifies that it has been induced to enter into this Agreement by, among other things, the mutual waivers and certifications set forth above in this SECTION 12.5.

12.6 ENTIRE AGREEMENT; AMENDMENTS AND WAIVERS. This Agreement, together with all exhibits and schedules hereto (including without limitation the Disclosure Schedules) and the Confidentiality Agreement, constitute the entire agreement among the parties pertaining to the subject matter hereof and supersedes all prior agreements, understandings, negotiations and discussions, whether oral or written, of the parties. No supplement, modification or waiver of this Agreement shall be binding unless executed in writing by all parties. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall such waiver constitute a continuing waiver unless otherwise expressly provided.

12.7 COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

12.8 INVALIDITY. In the event that any one or more of the provisions contained in this Agreement or in any other instrument referred to herein, shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement or any other such instrument.

12.9 HEADINGS. The headings of the Articles and Sections herein are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

12.10EXPENSES. Except as otherwise provided herein, Seller and Buyer will each be liable for its own costs and expenses incurred in connection with the negotiation, preparation, execution or performance of this Agreement.

12.11PUBLICITY.  The parties shall by mutual consent (which consent shall not be unreasonably withheld or delayed by either party) agree as to the form and substance of any press release relating to this Agreement or the transactions contemplated hereby and shall consult with each other as to the form and substance of other public disclosure related thereto; PROVIDED, HOWEVER, that nothing contained herein shall prohibit any party, following notification to the other party, from making any disclosure which its counsel deems necessary. The parties shall work cooperatively in approaching the Office of Thrift Supervision to inform it of the transaction.

12.12DISCLOSURE SCHEDULES. Neither the specification of any dollar amount in any representation or warranty contained in this Agreement nor the inclusion of any specific item in any Disclosure Schedule hereto is intended to imply that such amount, or higher or lower amounts, or the item so included or other items, are or are not material or that such item has had or is reasonably likely to result in a material adverse effect with respect to the disclosing party, and no party shall use the fact of the setting forth of any such amount or the inclusion of any such item in any dispute or controversy between the parties as to whether any obligation, item or matter not described herein or in any Disclosure Schedule is or is not material or that such item has had or is reasonably likely to result in a material adverse effect with respect to the disclosing party for purposes of this Agreement. Unless this Agreement specifically provides otherwise, neither the specification of any item or matter in any representation or warranty contained in this Agreement nor the inclusion of any specific item in any Disclosure Schedule hereto is intended to imply that such item or matter, or other items or matters, are or are not in the ordinary course of business. Seller shall at the Closing, by notice in accordance with the terms of this Agreement, supplement, amend or create any Disclosure
     Schedule in order to add information or correct previously supplied information. No such amendment shall be evidence, in and of itself, that the representations and warranties in the corresponding section are no longer true and correct in all material respects; PROVIDED, HOWEVER, that no supplemental, amended or additional Disclosure Schedule shall affect the representations, warranties, covenants or agreements of Seller set forth in this Agreement or be deemed to cure any breach for purposes of this Agreement.

12.13CONSTRUCTION  OF AGREEMENT.  Seller and Buyer  acknowledge  that each party and each party's counsel have reviewed and revised this Agreement and that normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party will not be employed in the interpretation of this Agreement or any amendments, Schedules or Exhibits hereto.

12.14DISCLAIMER OF WARRANTIES.  EXCEPT AS TO THOSE MATTERS  EXPRESSLY COVERED BY
     THE REPRESENTATIONS AND WARRANTIES IN THIS AGREEMENT AND THE CERTIFICATE DELIVERED BY SELLER PURSUANT TO SECTION 7.1, SELLER IS SELLING THE STOCK (AND THE BUSINESS AND ASSETS OF THE COMPANY REPRESENTED THEREBY) ON AN "AS IS, WHERE IS" BASIS AND SELLER DISCLAIMS ALL OTHER WARRANTIES, REPRESENTATIONS AND GUARANTIES WHETHER EXPRESS OR IMPLIED. SELLER MAKES NO REPRESENTATION OR WARRANTY AS TO MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE AND NO IMPLIED WARRANTIES WHATSOEVER. In furtherance of the foregoing, Buyer understands that any cost estimates, projections or other predictions which have been provided to Buyer by or on behalf of Seller are not and shall not be deemed to be representations or warranties of Seller. Buyer acknowledges that (i) there are uncertainties inherent in attempting to make such estimates, projections and other predictions, (ii) Buyer is taking full responsibility for making its own evaluation of the adequacy and accuracy of all estimates, projections and other predictions so furnished to it, and (iii) under no circumstances shall Buyer have any claim against Seller or any of its officers, directors, Affiliates, agents or representatives (including, without limitation, Lehman Brothers Inc.) with respect thereto.



                     [signature page to follow on next page]

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement, or have caused this Agreement to be duly executed on their respective behalf by their respective officers thereunto duly authorized, as of the day and year first above written.


CitiMortgage, Inc.                             Principal Holding Company


By:  ---------------------                     By: ----------------------------


Solely for the  purpose  of its  express  agreement  to be bound by the terms of
SECTION 10.7 of this Agreement, Principal Financial Services, Inc. has executed this Agreement as of the day and year first above written.

PRINCIPAL FINANCIAL SERVICES, INC.

By:
     ------------------------------------------------

                                                                    Exhibit 10.8
                              EMPLOYMENT AGREEMENT


This EMPLOYMENT AGREEMENT (the "AGREEMENT") dated as of April 1, 2004 ("AGREEMENT DATE") by and between Principal Financial Group, Inc., a Delaware corporation, (together with all successors thereto "PFGI"), Principal Financial Services, Inc., an Iowa corporation, and Principal Life Insurance Company, an Iowa corporation (together with all successors thereto, "LIFE") (each of the foregoing referred to individually as a "COMPANY" or collectively as "COMPANIES", and J. Barry Griswell ("EXECUTIVE"), a resident of Iowa. Executive is currently serving as Chairman, President and Chief Executive Officer of the Companies. The parties desire to enter into this Agreement, which is intended to more fully embody the agreement among the parties as to Executive's employment. This Agreement supersedes the employment agreement by and between Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., and Principal Life Insurance Company and Executive dated May 19, 2000. In consideration of the mutual agreements contained herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Executive agree as follows:


                                   ARTICLE I.

                                   DEFINITIONS
The terms set forth below have the following meanings (such meanings to be applicable to both the singular and plural forms, except where otherwise expressly indicated):

1.1 "ACCRUED ANNUAL BONUS" means the amount of any Annual Bonus earned but not yet paid with respect to any Fiscal Year ended prior to the Date of Termination.

1.2 "ACCRUED BASE SALARY" means the amount of Executive's Base Salary, which is accrued but not yet paid as of the Date of Termination.

1.3 "AFFILIATE" means any Person that directly or indirectly controls, is controlled by, is under common control with, a Company. For the purposes of this definition, the term "control" when used with respect to any Person, means (a) the power to direct or cause the direction of management or policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise, or (b) for purposes of Section 1.11 and Article VII, the power substantially to influence the direction of strategic management policies of such Person, and provided a Company has a direct or indirect commercial relationship with such Person, all as determined by the Human Resources Committee of the Board or its successor.

1.4  "AGREEMENT" - see the introductory paragraph of this Agreement.

1.5  "AGREEMENT DATE" - see the introductory paragraph in this Agreement.

1.6  "ANNIVERSARY DATE" - means any annual anniversary of the Agreement Date.

1.7  "ANNUAL BONUS" - see Section 4.2.

1.8  "BASE SALARY" - see Section 4.1.

1.9  "BENEFICIARY" - see Section 9.6.

1.10 "BOARD" means the Board of Directors of PFGI unless the context indicates otherwise.

1.11 "CAUSE" means any of the following:

     (a) Executive's conviction of, plea of guilty to, or plea of nolo contendere to a felony or misdemeanor (other than a traffic-related felony or misdemeanor) that involves fraud, dishonesty or moral turpitude,

     (b) any willful action by Executive resulting in criminal, civil or internal Company conviction, sanction or judgment under Federal or State workplace harassment or discrimination laws or internal Company workplace harassment, discrimination or other workplace policy under which such action could be and could reasonably be expected to be grounds for immediate termination of a member of Senior Management (other than mere failure to meet performance goals, objectives, or measures),

     (c) Executive's habitual abuse of or addiction to alcohol or controlled substances, which interferes with the performance of Executive's duties,

     (d) Executive's willful and intentional material breach of this Agreement, including, but not limited to, the restrictive covenants contained in
          Article VII,

     (e) Executive's habitual neglect of duties, (other than resulting from Executive's incapacity due to physical or mental illness) which results in substantial financial detriment to any of the Companies or any Affiliate,

     (f) Executive's personally engaging in such conduct as results or is likely to result in (i) substantial damage to the reputation of any of the Companies or any Affiliate, as a respectable business, and (ii) substantial financial detriment (whether immediately or over time) to any of the Companies or Affiliates,

     (g) Executive's willful and intentional material misconduct in the performance or gross negligence of his duties under this Agreement that results in substantial financial detriment to a Company or any Affiliate,

     (h) Executive's intentional failure (including a failure caused by gross negligence) to cause any of the Companies to comply with applicable law and regulations material to the business of such Company which results in substantial financial detriment to any of the Companies or any Affiliate, or

     (i) Executive's willful or intentional failure to comply in all material respects with a specific written direction of the Board that is consistent with normal business practice and not inconsistent with this Agreement and Executive's responsibilities hereunder.

For purposes of clauses (d), (e), (f), (g) and (h) of the preceding sentence, Cause shall not mean the mere existence or occurrence of any one or more of the following, and for purposes of clause (i) of the preceding sentence, Cause shall not mean the mere existence or occurrence of item (iv) below:

     (i)  bad judgment,

     (ii) negligence, other than Executive's habitual neglect of duties or gross negligence,

     (iii)any act or omission that Executive believed in good faith to have been in the interest of the Company (without intent of Executive to gain therefrom, directly or indirectly, a profit to which he was not legally entitled), or

     (iv) failure to meet performance goals, objectives or measures;

provided, that for purposes of clauses (c), (d), (e), (f), (g), (h) and (i), any act or omission that is curable shall not constitute Cause unless the Company gives Executive written notice of such act or omission that specifically refers to this Section and, within 10 days after such notice is received by Executive, Executive fails to cure such act or omission. Notwithstanding anything to the contrary herein, any act or omission of which any member of the Board who is not a party to such act or omission has had actual knowledge for at least six months shall not constitute "Cause" under any clause of this Section.

1.12 "CODE" means the Internal Revenue Code of 1986, as amended from time to time.

1.13 "COMPANY" - see the introductory paragraph to this Agreement.

1.14 "COMPETITIVE BUSINESS" means as of any date any corporation or other Person (and any branch, office or operation thereof) that engages in, or proposes to engage in:

     (a) the underwriting, reinsurance, marketing or sale of (i) any form of insurance of any kind that any of the Companies as of such date does, or has under active consideration a proposal to, underwrite, reinsure, market or sell (any such form of insurance, a "COMPANY INSURANCE PRODUCT" or (ii) any other form of insurance that is marketed or sold in competition with any Company Insurance Product, or

     (b) the sale of financial services which involve (i) the management, for a fee or other remuneration, of an investment account or fund (or portions thereof or a group of investment accounts or funds), (ii) the giving of advice, for a fee or other remuneration, with respect to the investment and/or reinvestment of assets or funds (or any group of assets or funds), or (iii) financial planning services, or

     (c) the design, implementation and administration of employee benefit plans, including plan documents, employee communications, reporting, disclosure, financial advice, investment advice, and fiduciary services, or

     (d) any other business that as of such date is a direct and material competitor of a Company and its Affiliates to the extent that prior to the Date of Termination any of the Companies or its Affiliates engaged at any time within 12 months in or had under active consideration a proposal to engage in such competitive business;

and that is located anywhere in the Untied States or anywhere outside of the United States where such Company or its Affiliates is then engaged in, or has under active consideration a proposal to engage in, any of such activities.

1.15 "DATE OF TERMINATION" means the date of the receipt of the Notice of Termination by Executive (if such Notice is given by or on behalf of PFGI) or by PFGI (if such Notice is given by Executive), or any later date, not more than 15 days after the giving of such Notice, specified in such notice, as of which Executive's employment with the Companies shall be terminated; provided, however, that:

     (i) if Executive's employment is terminated by reason of death, the Date of Termination shall be the date of Executive's death; and

     (ii) if Executive's employment is terminated by reason of Disability, the Date of Termination shall be the 30th day after Executive's receipt of the physician's certification of Disability, unless, before such date, Executive shall have resumed the full-time performance of Executive's duties; and

     (iii)if Executive terminates his employment without Good Reason, the Date of Termination shall be the 30th day after the giving of such Notice; and

     (iv) if no Notice of Termination is given, the Date of Termination shall be the last date on which Executive is employed by the Companies.

1.16 "DISABILITY" means a mental or physical condition which renders Executive unable or incompetent to carry out the material job responsibilities which such Executive held or the material duties to which Executive was assigned at the time the disability was incurred, which has existed for at least six months and which in the certified opinion of a physician mutually agreed upon by PFGI and Executive (which agreement neither party shall unreasonably withhold) is expected to be permanent or to last for an additional duration in excess of six months.

1.17 "EMPLOYMENT PERIOD" - see Section 3.1.

1.18 "EXECUTIVE" - see the introductory paragraph of this Agreement.

1.19 "FISCAL YEAR" means the fiscal year used in connection with the preparation of the consolidated financial statements of PFGI.

1.20 "GOOD REASON" means the occurrence of any one of the following events unless Executive specifically agrees in writing that such event shall not be Good Reason:

     (a) any material breach of the Agreement by any of the Companies, including any of the following, each of which shall be deemed material:

          (i) any adverse change in the title, status, responsibilities, authorities or perquisites of Executive;

          (ii) any failure of Executive to be nominated, appointed or elected and to continue to be nominated, re-elected, or re-appointed as Chairman, President and Chief Executive Officer of PFGI without Executive's prior written consent;

          (iii)any failure of Executive to be nominated, appointed or elected and to continue to be nominated, re-elected, or re-appointed as a member of the Board of Directors of PFGI or the Board of Directors of Life;

          (iv) causing or requiring Executive to report to anyone other than the Board of PFGI;

          (v) assignment to Executive of duties materially inconsistent with his position and duties described in this Agreement, including status, offices, or responsibilities as contemplated under
               Section 2.1 or any other action by any of the Companies which results in an adverse change in such position, status, offices, titles or responsibilities;

          (vi) any reduction or failure to pay Executive's base Salary in violation of Section 4.1 or his Annual Bonus in violation of
               Section 4.2;

          (vii)any failure to grant or pay an LTIP Award or LTIP Bonus required under Section 4.3; or

          (viii) any reduction in bonus or incentive (including without limitation, the LTIP) opportunity; provided that no such reduction shall be deemed to occur merely because the Company revises or modifies the structure of or performance factors taken into account (or the degree to which any such performance factors are taken into account) under any bonus or incentive (including without limitation, the LTIP) plan or arrangement; provided further that the Executive shall not be treated less favorably than the other members of Senior Management;

provided that the creation, existence or appointment of a Chief Executive Officer other than Executive of any subsidiary of PFGI shall not be deemed to be Good Reason if such other Chief Executive Officer reports, directly or indirectly, to Executive; and provided, further, that no act or omission described in clauses (i) through (viii) of this Section shall constitute Good Reason unless Executive gives PFGI written notice of such act or omission and the Company fails to cure such act or omission within 30-days after delivery of such notice (except that Executive shall not be required to provide such notice in case of intentional acts or omissions by a Company or more than once in cases of repeated acts or omissions); or

     (b) the failure of PFGI to assign this Agreement to its successor or the failure of a successor of PFGI, Life or the Company to expressly assume and agree to be bound by the Agreement; or

     (c) relocation of the Company's executive offices or Executive's own office location to a location that is outside the United States;

In the event of an occurrence or omission constituting Good Reason, Executive shall not be entitled to terminate his employment for Good Reason unless within 3 months after Executive first obtains actual knowledge of such an event constituting Good Reason, he notifies PFGI of the events constituting such Good Reason and of his intention to terminate his employment for Good Reason by a Notice of Termination.

Notwithstanding any provision in this Section to the contrary, no appointment of a company president or chief operating officer shall constitute Good Reason pursuant to Clause (a) (ii) of this Section, and no reduction in base salary, bonus or incentive (including without limitation, the LTIP) that applies to all members of Senior Management shall constitute Good Reason pursuant to Clauses
(a) (vii) or (viii) of this Section.

1.21 "INCLUDING" means including without limitation.

1.22 "LIFE" - see introductory paragraph to this Agreement.

1.23 "LTIP" means, as applicable, the Long-Term Performance Plan of Life, the 1999 Long-Term Performance Plan, and any of their respective successors or other long-term incentive plans in which Senior Management is generally eligible to participate.

1.24 "LTIP AWARD" means an incentive compensation opportunity granted under the LTIP.

1.25 "LTIP BONUS" means the amount paid or earned in respect of an LTIP Award.

1.26 "LTIP PERFORMANCE PERIOD" means any performance period designated in accordance with any LTIP approved by the Board of Life or any committee of the Board of Life.

1.27 "PFGI" - see introductory paragraph to this Agreement.

1.28 "NOTICE OF TERMINATION" means a written notice of termination of Executive's employment given in accordance with Section 9.12 by PFGI on behalf of the Companies, or by Executive, as the case may be, which sets forth (a) the specific termination provision in this Agreement relied upon by the party giving such notice, (b) in reasonable detail the specific facts and circumstances claimed to provide a basis for such Termination of Employment, and (c) if the Date of Termination is other than the date of receipt of such Notice of Termination, the Date of Termination.

1.29 "PERSON" means any individual, sole proprietorship, partnership, joint venture, limited liability company, trust, unincorporated organization, corporation, institution, public benefit corporation, entity or government instrumentality, division, agency, body or department.

1.30 "PRESENT VALUE ACTUARIAL EQUIVALENT" means an amount equal in value to a benefit payable in a specified form on (or commencing on) a specified date, based on the method specified in the Supplemental Executive Retirement Plan for Employees, as established January 1, 1982, as amended and restated from time to time ("SERP"), under the definition of "Actuarial Equivalent" (which refers to the definition of such term in the Principal Pension Plan as established April 1,1940, as amended and restated from time to time) or the successor plan to the SERP, provided that if the SERP no longer exists or such method is no longer specified in the SERP (whether by reference to another plan or otherwise), then based on the assumed rates of interest and mortality (weighted .65 male and .35 female) under Section 417(e) of the Code for the month (generally published at the beginning of the following month) prior to the month of the Executive's Date of Termination.

1.31 "PRORATA ANNUAL BONUS" means the product of (i) the Target Annual Bonus (provided that no effect shall be given to any reduction in such Target Annual Bonus that would qualify as Good Reason if Executive were to terminate his employment on account thereof) multiplied by (ii) a fraction of which the numerator is the number of days which have elapsed in such Fiscal Year through the Date of Termination and the denominator of which is 365.

1.32 "RETIREMENT" means any Termination of Employment after Executive reaches age 57, other than for Cause and other than for Good Reason.

1.33 "SENIOR MANAGEMENT" means Executive Vice President or higher-level officers of PFGI in the United States.

1.34 "TARGET ANNUAL BONUS" - see Section 4.2.

1.35 "TARGET ANNUAL GOALS" - see Section 4.2.

1.36 "TAX GROSS-UP PAYMENT" means an amount payable to Executive such that after payment of Taxes on such amount there remains a balance sufficient to pay the Taxes being reimbursed.

1.37 "TAXES" means the incremental federal, state, local and foreign income, employment, excise and other taxes payable by Executive with respect to any applicable item of income.

1.38 "TERMINATION FOR GOOD REASON" means a Termination of Employment by Executive for a Good Reason.

1.39 "TERMINATION  OF  EMPLOYMENT"  means  a  termination  by the  Companies  or
     Executive  of   Executive's   employment   with  the  Companies  and  their
     Affiliates.

1.40 "TERMINATION WITHOUT CAUSE" means a Termination of Employment by the Companies for any reason other than Cause or Executive's death or Disability.

1.41 "VOTING SECURITIES" of a corporation means securities of such corporation that are entitled to vote generally in the election of directors of such corporation.

1.42 "WITHHOLDING TAXES" means any federal, state, provincial, local or foreign withholding taxes and other deductions required to be paid in accordance with applicable law by reason of compensation received pursuant to this Agreement.

                                   ARTICLE II.

                                     DUTIES

2.1 DUTIES. PFGI shall continue to employ Executive during Employment Period as its Chairman, President and Chief Executive Officer, and Executive shall have the authority, duties, and responsibilities as are commensurate and consistent with such position and title, and as provided in, PFGI's by-laws. The Parties acknowledge that as of the Agreement Date, Executive also serves as Chairman, President and Chief Executive Officer of Life. It is contemplated that, in connection with each annual meeting or action by written consent in lieu thereof of stockholders of PFGI and of Life during the Employment Period, the stockholders of PFGI and of Life, respectively will elect Executive to their respective Boards. Executive shall report solely to the Board of PFGI. During the Employment Period, Executive shall be the most senior executive of PFGI and shall have broad discretion and authority to manage and direct the day-to-day affairs and operations of the Companies in compliance with applicable law, including the sole authority to direct the strategic direction of the Companies, except to the extent required in connection with the exercise by the Board of its corporate governance duties and responsibilities under PFGI's by-laws and other applicable law. During the Employment Period, Executive shall follow the directives of the Board and shall meet with the Board on a periodic basis sufficient to enable the Board to fulfill its corporate governance responsibilities. All operating, staff, other executives, and divisions of the Companies shall report solely to Executive, either directly or indirectly through subordinates of Executive who report to Executive.

     During the Employment Period, Executive shall perform the duties assigned to him hereunder, and, subject to Section 2.2, shall devote his full business time, attention and effort, excluding any periods of disability, vacation, or sick leave to which Executive is entitled, to the affairs of the Companies and shall use his best efforts to promote the interests of the Companies. The Executive acknowledges that his business time is not limited to a fixed number of hours per week.

2.2 OTHER ACTIVITIES. Executive may serve on corporate, civic or charitable boards or committees, deliver lectures, fulfill speaking engagements or teach at educational institutions, and manage personal investments; provided that such activities do not individually or in the aggregate significantly interfere with the performance of Executive's duties under this Agreement.

                                  ARTICLE III.

                                EMPLOYMENT PERIOD

3.1 EMPLOYMENT PERIOD. Subject to the termination provisions hereinafter provided, the term of Executive's employment under this Agreement (the "EMPLOYMENT PERIOD") shall begin on the Agreement Date and end on the Anniversary Date which is three years after such date or, if later, such later date to which the Employment Period is extended pursuant to the following sentence. On the first anniversary of the Agreement Date and thereafter, the Employment Period shall be automatically extended each day by one day to create a new two year term until, at any time after the first anniversary of the Agreement Date, PFGI delivers written notice (an "EXPIRATION NOTICE") to Executive or Executive delivers an Expiration Notice to PFGI, in either case, to the effect that the Agreement shall expire on a date specified in the Expiration Notice (the "EXPIRATION Date") that is not less than two years after the date the Expiration Notice is delivered to PFGI or the Executive, respectively; provided, however, the Employment Period shall automatically end on Executive's 65th birthday (March 15, 2014) unless PFGI delivers, any time prior to one year before such date of expiration, written notice to Executive that the Agreement shall not so expire and shall instead, subject to the prompt consent of Executive, expire (unless further extended by mutual consent) on a date specified in such notice. The employment of Executive by PFGI shall not be terminated other than in accordance with Article VI.

                                   ARTICLE IV.

                                  COMPENSATION

4.1 SALARY. Executive shall be paid in accordance with normal payroll practices (but not less frequently than monthly) an annual salary at a rate of $1,000,000 per year ("BASE SALARY"). During the Employment Period, the Base Salary shall be reviewed periodically and may be increased from time to time as shall be determined by the Board, in accordance with normal Company administrative practices for Senior Management after consultation with Executive. After any such increase, the term "BASE SALARY" shall thereafter refer to the increased amount. Any increase in Base Salary shall not limit or reduce any other obligation of the Company to Executive under this agreement. Base Salary shall not be reduced at any time without the express written consent of Executive; provided that the Board may, in its discretion restructure or alter the time of payment of Base Salary in order to enhance the deductibility thereof, provided there is no economic detriment to the Executive and that the Board and Executive shall cooperate in good faith in such restructuring or alteration.

4.2  ANNUAL BONUS.

     (a) Executive shall be eligible to receive an annual bonus ("ANNUAL BONUS") in accordance with the terms hereof for each Fiscal Year, which begins or ends during the Employment Period. Executive shall be eligible for an Annual Bonus based upon target performance goals (the "TARGET ANNUAL GOALS"), as determined by the Board on an annual basis, after consultation with Executive and in accordance with normal Company administrative practices for Senior Management, which provides for a payment opportunity of at least the highest target level generally available to Senior Management under any Company annual bonus plan ("TARGET ANNUAL BONUS") upon the Executive's achievement of the Target Annual Goals. The parties acknowledge that, as of the Agreement Date, the Annual Bonus is payable in accordance with the Company plan named PrinPay.

      (b) The entire Annual Bonus that is payable to Executive with respect to a Fiscal Year shall be paid in cash, or such other medium as is generally applicable to members of Senior Management, as soon as practicable after the appropriate Board has determined whether and the degree to which Target Annual Goals have been achieved following the close of such Fiscal Year. In any event, the entire Annual Bonus that is payable to Executive with respect to a Fiscal Year shall be paid at the same time as the Annual Bonus is paid to the other members of Senior Management, but in any event no later than 90 days after the end of the Fiscal Year.

4.3 LONG-TERM INCENTIVE PLAN BONUS AND OTHER INCENTIVE COMPENSATION. Executive shall have the opportunity to participate in the LTIP (if such plan exists) and any other incentive compensation plan or program available to Senior Management at the highest available level under such plan or program. The appropriate Board may restructure or alter the time of payment of amounts under the LTIP or other incentive compensation plan or program in order to enhance the deductibility thereof, provided there is no economic detriment to the Executive and that the Board and Executive shall cooperate in good faith in such restructuring or alteration.

4.4 SAVINGS AND RETIREMENT PLANS. Executive shall be eligible to participate during the Employment Period in any Company's savings and retirement plans, practices, policies and programs, in accordance with the terms thereof, at the highest available level, if any, applicable from time to time to members of Senior Management, including any supplemental executive retirement plan.

                                   ARTICLE V.

                                 OTHER BENEFITS

5.1 WELFARE BENEFITS. During the Employment Period, Executive and his family shall be eligible to participate in at the highest level, and shall receive all benefits under, any Company's welfare benefit plans, practices, policies and programs provided or made generally available by the Company to Senior Management (including medical, prescription, dental, disability, salary continuance, employee life, group life, dependent life, accidental death and travel accident insurance plans and programs), in accordance with their terms as in effect from time to time. Notwithstanding the foregoing, the Companies shall provide Executive with disability insurance coverage on terms no less favorable to Executive than those in effect on the Agreement Date (including, without limitation, percentage of salary provided as a disability benefit, but subject to any maximum limitation on the dollar amount applicable to Senior Management, provided that such limitation shall not be applied to reduce the dollar amount of the monthly amount of Executive's long term disability benefit below $46,630.87). In addition, to the extent not covered in the first sentence of this Section 5.1, Executive shall be entitled to reimbursement for an annual executive physical examination at the Mayo Clinic or equivalent medical facility of his choosing.

5.2 FRINGE BENEFITS. During the Employment Period, Executive shall be entitled to fringe benefits generally applicable to Senior Management in accordance with their terms as in effect from time to time.

5.3 VACATION. During the Employment Period, Executive shall be entitled to paid vacation time under the plans, practices, policies and programs generally applicable to members of Senior Management in accordance with their terms as in effect from time to time.

5.4  EXPENSES.  Executive  shall  be  promptly  reimbursed  for all  actual  and reasonable employment-related business expenses he incurs during the Employment Period in accordance with any Company's practices, policies, and procedures generally applicable to members of Senior Management in accordance with their terms as in effect from time to time, including the timely submission of required receipts and accountings. In addition, at all times reasonably practicable, Executive and his spouse shall travel, both for business and personal reasons, on aircraft owned and operated by or under the direction of the Companies. Spousal use of corporate aircraft will be limited to trips when accompanying Executive. Where not reasonably practicable, Executive shall be entitled to first-class air travel for business. Notwithstanding the foregoing, no expense shall be reimbursed more than once, and nothing in this Agreement shall be construed to require the Companies to maintain corporate aircraft or rent aircraft to comply with this Agreement.

                                   ARTICLE VI.

                              TERMINATION BENEFITS

6.1  TERMINATION FOR CAUSE OR OTHER THAN FOR GOOD REASON, ETC.

     (a) If PFGI terminates Executive's employment with the Companies for Cause or Executive terminates his employment other than for Good Reason, death or Disability, the Executive shall be entitled to receive immediately after the Date of Termination a lump sum amount equal to the sum of Executive's Accrued Base Salary and Accrued Annual Bonus, and Executive shall not be entitled to receive any severance or other payment, other than compensation and benefits which relate to or derive from Executive's employment with the Companies on or prior to the Date of Termination (including, without limitation, any deferrals under the LTIP) and which are otherwise payable in case of termination for Cause or other than for Good Reason, death or Disability, as applicable.

     (b) Executive's employment may be terminated for Cause only if (i) PFGI provides Executive (before the Date of Termination) with written notice of the Board meeting referred to in clause (ii) of this Section 6.1(b) at least twenty days prior to such meeting and specifies in detail in writing the basis of a claim of Cause and provides
          Executive,  with or  without  counsel,  at  Executive's  election,  an opportunity to be heard and present arguments and evidence on Executive's behalf at such meeting, (ii) the PFGI Board, by affirmative vote of not less than 2/3 of the entire membership of the PFGI Board (excluding the Executive's vote from any such determination) that the acts or omissions constitute Cause which Executive failed to cure after being given an opportunity to cure if required by Section 1.11, and to the effect that Executive's employment should be terminated for Cause and (iii) PFGI thereafter provides Executive a Notice of Termination which specifies in detail the basis of such Termination of Employment for Cause. Nothing in this
          Section 6.1(b) shall preclude the Board, by majority vote, from suspending Executive from his duties, with pay at any time.

6.2 TERMINATION FOR RETIREMENT, DEATH OR DISABILITY. If, before the end of the Employment Period, Executive's employment terminates due to his Retirement, death or Disability, Executive or his Beneficiaries, as the case may be, shall be entitled to receive immediately after the Date of Termination, a lump sum amount which is equal to the sum of Executive's Accrued Base Salary, Accrued Annual Bonus, and Prorata Annual Bonus. Executive's LTIP Bonus shall be paid according to the terms of the LTIP.

6.3 TERMINATION WITHOUT CAUSE OR FOR GOOD REASON. In the event of a Termination Without Cause or a Termination for Good Reason (in either case occurring during the Employment Period), Executive shall be entitled to receive the following:

     (a) promptly after the Date of Termination, (but in no event later than ten business days after the Date of Termination) a lump sum amount equal to the sum of Executive's Accrued Base Salary, Accrued Annual Bonus and Prorata Annual Bonus;

     (b) promptly after the Date of Termination, (but in no event later than ten business days after the Date of Termination), a lump sum amount equal to the product of (i) the sum of Base Salary plus Target Annual Bonus for the Fiscal Year during which the Date of Termination occurs (provided that no effect shall be given to any reduction in Target Annual Bonus that would qualify as Good Reason if Executive were to terminate his employment on account thereof), and multiplied by (ii) three;

     (c) for each LTIP Performance Period that is unexpired as of the Date of Termination, Executive shall be treated as he would be treated under the LTIP in effect on the Agreement Date if (i) he terminated employment at age 57 other than for cause (as defined in the LTIP) and
          (ii) he retired ("LTIP Benefit"); provided that the discretion of the Committee shall not be exercised so as to treat Executive less favorably than other members of Senior Management; provided further that if such payment cannot be provided under the terms of the LTIP, then the Company shall pay amounts equal to such LTIP Benefit, reduced by amounts actually payable under the LTIP at the same time as they otherwise would have been paid;

     (d) the benefits specified in Section 5.1, except to the extent provided under section 6.3(e), to which Executive is entitled as of the Date of Termination, for two years following his Date of Termination, subject to the terms of applicable plans, programs or policies; PROVIDED that the Executive shall pay the same amount for such benefits as covered members of Senior Management who are actively employed would pay; PROVIDED FURTHER that any coverage required to be offered by the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, shall begin after such benefits otherwise cease hereunder;

     (e) if the Date of Termination occurs prior to the Executive's 57th birthday, the benefits equivalent to those payable under the Principal Welfare Benefit Plan for Employees calculated under the terms of such plan as if the Date of Termination occurred after Executive's 57th birthday, reduced by amounts actually payable under such plan, and if either Executive or the Company reasonably believes it is likely that such benefits cannot be provided on a tax-favored basis, the Company shall pay the cost of the insurance premium for such benefits;

     (f) if the Date of Termination occurs prior to Executive's 57th birthday, promptly, but in no event later than ten business days after the Date of Termination, an amount equal to the Present Value Actuarial Equivalent of the benefits to which Executive would be entitled if he had reached his 57th birthday prior to his Date of Termination and if he had accrued a number of years of service that is equal to the number of years of service he would have accrued had his Date of Termination been his 57th birthday under the Principal Pension Plan for Employees, and the Supplemental Executive Retirement Plan for Employees, reduced by the Present Value Actuarial Equivalent of benefits actually payable under such plans calculated as though such plans permitted payment at the Executive's Date of Termination by applying an early retirement factor that declines by 5% (from the factor utilized for termination of employment at Executive's actual age at termination of employment and upon commencement of early retirement at the earliest retirement age) for each year that Executive's Date of Termination precedes the earliest age at which early retirement is actually permitted under such plan;

     (g)  all  outstanding  stock  options,   stock  appreciation   rights,  and
          restricted stock shall become vested; and

     (h) key executive level outplacement services, the provider of which shall be selected by Executive, up to a maximum of $10,000; provided that in no event shall any amount be payable to Executive in lieu of his receipt of such services.

Notwithstanding  anything  herein to the  contrary,  the  benefits  provided  in
Section 6.3 shall be provided only upon Executive's execution of a release and waiver as described in Section 6.5.

6.4 OTHER RIGHTS. This Agreement shall not prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other plan, program or policy provided by the Company and for which Executive may qualify, and shall not impair the Company's rights to amend or terminate any benefit, bonus, incentive or other plan program or policy; provided however that no such amendment or termination shall treat Executive less favorably than other Senior Management and Executive's benefits, bonus and incentives in the aggregate shall not be reduced. Amounts which are vested benefits or which Executive is otherwise entitled to receive under any plan, program or policy and any other payment or benefit required by law at or after the Date of Termination shall be payable in accordance with such plan, program or policy or applicable law except as expressly modified by this Agreement.

6.5 WAIVER AND RELEASE. Notwithstanding anything herein to the contrary, upon any Termination of Employment (other than due to death)

     (a) the Executive shall execute a release and waiver in form mutually agreed by Executive and the Board of PFGI (which agreement neither party shall unreasonably withhold) which releases, waives, and forever discharges the Companies, their Affiliates, and their respective subsidiaries, affiliates, employees, officers, shareholders, members, partners, directors, agents, attorneys, predecessors, successors and assigns, from and against any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages and obligations of every kind and nature in law, equity, or otherwise, known and unknown suspected and unsuspected, disclosed and undisclosed, including but not limited to any and all such claims and demands directly or indirectly arising out of or in any way connected with the Executive's employment with and services as a director of the Companies and their Affiliates; claims or demands related to compensation or other amounts under any compensatory arrangement, stock, stock options, or any other ownership interests in any of the Companies or any Affiliate, vacation pay, fringe benefits, expense reimbursements, severance benefits, or any other form of compensation or equity; claims pursuant to any federal, state, local law, statute of cause of action including, but not limited to, the federal Civil Rights Act of 1964, as amended; the federal Age Discrimination in Employment Act of 1967, as amended; the federal Americans with Disabilities Act of 1990; tort law, contract law; wrongful discharge, discrimination; defamation; harassment; or emotional distress; provided that Executive's waiver and release shall not relieve the Companies from any of the following obligations, to the extent they are to be performed after the date of the release and waiver: (i) payment of amounts due under Sections 6.1, 6.2 or 6.3, as applicable,
          (ii) any  obligations  under the second  sentence of Section  6.4, and
          (iii) payment of any gross-up amount due under Article VIII; and provided further that (x) neither party shall release the other from his or its obligations under Article IX of this agreement, to the extent such obligations are to be performed after the Date of Termination, and (y) Executive shall not be precluded from defending against Cause Claims (as defined in Section 6.5(b)); and

     (b) the Company shall execute a release and waiver in form mutually agreed by Executive and the Board of PFGI (which agreement neither party shall unreasonably withhold) which releases, waives, and forever discharges the Executive and his executors, administrators, successors and assigns, from and against any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages and obligations of every kind and nature in law, equity, or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed, including but not limited to any and all such claims and demands directly or indirectly arising out of or in any way connected with the Executive's employment with and services as a director of the Companies and their Affiliates, but excluding any such claims liabilities, demands, causes of action, costs, expenses, attorneys' fees, damages or obligations arising out of or in any way connected with events, acts or conduct giving rise to or in any way connected with Executive's Termination of Employment for Cause ("Cause Claims"), provided, however, that (i) neither party shall release the other from his or its obligations under Article IX of this agreement, to the extent such obligations are to be preformed after the Date of Termination, and (ii) Executive shall not be precluded from defending against Cause Claims.

     (c) Executive hereby agrees that the execution of this Agreement is adequate consideration for the execution of such a release, and hereby acknowledges that the Companies would not have executed this Agreement had Executive not agreed to execute such a release.


                                  ARTICLE VII.

                             RESTRICTIVE COVENTANTS

7.1 NON-COMPETITION. Executive shall not at any time during the period beginning on the Agreement Date and ending on the third anniversary of the Date of Termination (whether or not during the Term), regardless of the reasons for such termination, directly or indirectly, in any capacity:

     (a) engage or participate in, become employed by, serve as a director of, or render advisory or consulting or other services in connection with, any Competitive Business; provided, however, that after the Date of Termination this Section 7.1(a) shall not preclude Executive from being an employee of, or consultant to, any business unit of a Competitive Business if (i) such business unit does not qualify as a Competitive Business in its own right and (ii) Executive does not have any direct or indirect involvement in, or responsibility for, any operations of such Competitive Business that cause it to qualify as a Competitive Business; or

     (b) make or retain any financial investment, whether in the form of equity or debt, or own any interest, in any Competitive Business; provided, however, that nothing in this subsection shall restrict Executive from making an investment in any Competitive Business if such investment
          (i) represents no more than 1% of the aggregate market value of the outstanding capital stock or debt (as applicable) of such Competitive

          Business, (ii) does not give Executive any right or ability, directly or indirectly, to control or influence the policy decisions or management of such Competitive Business, and (iii) does not create a conflict of interest between Executive's duties under this Agreement and his interest in such investment.

7.2 NON-SOLICITATION. Executive shall not at any time during the period beginning on the Agreement Date and ending on the third anniversary of the Date of Termination (whether or not during the Term), regardless of the reasons for such termination, directly or indirectly:

     (a) other than in connection with the good-faith performance of his duties as an officer of any of the Companies, encourage any employee or agent of the Companies or any Affiliate to terminate his relationship with any of the Companies or any Affiliate;

     (b) solicit the employment of or the engagement as a consultant or advisor of, any employee or agent of any of the Companies or any Affiliate (other than by the Company or an Affiliate), or cause or encourage any Person to do any of the foregoing;

     (c) establish (or take preliminary steps to establish) a business with, or encourage others to establish (or take preliminary steps to establish) a business with, any employee or agent of the Company or any Affiliate; or

     (d) interfere with the relationship of any of the Companies with, or endeavor to entice away from any of the Companies, any Person who or which at any time during the period commencing one year prior to the Agreement Date was or is a material client or material supplier of, or maintained a material business relationship with, any of the Companies or an Affiliate.

7.3 CONFIDENTIALITY. The Executive acknowledges that in the course of performing services for the Companies and Affiliates, he may create, develop, learn of, receive or contribute non-public information, ideas, processes, methods, designs, devices, inventions, data, models and other information relating to the Companies and their Affiliates or their products, services, businesses, operations, employees or customers, whether in tangible or intangible form, and that the Companies or their Affiliates desire to protect and keep secret and confidential, including trade secrets and information from third parties that the Companies or their Affiliates are obligated to keep confidential ("CONFIDENTIAL INFORMATION"). Confidential Information shall not include: (i) information that is or becomes generally known through no fault of Executive; (ii) information received from a third party outside of the Company that was disclosed without a breach of any confidentiality obligation; or (iii) information approved for release by written authorization of the Company. The Executive recognizes that all such Confidential Information is the sole and exclusive property of the Companies and their Affiliates, and that disclosure of Confidential Information would cause damage to the Companies and their Affiliates. The Executive agrees that, except as required by the duties of his employment with any of the Companies or any of their and/or its Affiliates and except in connection with enforcing the Executive's rights under this Agreement or if compelled by a court or governmental agency, in each case provided that prior written notice is given to PFGI, he will not, without the consent of PFGI, willfully disseminate or otherwise disclose, directly or indirectly, any Confidential Information obtained during his employment with any of the Companies or their Affiliates, and will take all necessary precautions to prevent disclosure, to any unauthorized individual or entity inside or outside the Company, and will not use the Confidential Information or permit its use for the benefit of Executive or any other person or entity other than the Companies or the Affiliates. These obligations shall continue during and after the termination of Executive's employment (whether or not during the Employment Period).

7.4 INTELLECTUAL PROPERTY. During the employment period, Executive shall disclose immediately to the Company all ideas, inventions and business plans that he makes, conceives, discovers or develops alone or with others during the course of his employment with the Company, including any inventions, modifications, discoveries, developments, improvements, computer programs, processes, products or procedures (whether or not protectable upon application by copyright, patent, trademark, trade secret or other proprietary rights) ("WORK PRODUCT") that: (i) relate to the business of the Company or any customer or supplier to the Company or any of the products or services being developed, manufactured, sold or otherwise provided by the Company or that may be used in relation therewith; or (ii) result from tasks assigned to Executive by the Company; or (iii) result from the use of the premises or personal property (whether tangible or intangible) owned, leased or contracted for by the Company.

     Executive agrees that any Work Product shall be the property of the Company and, if subject to copyright, shall be considered a "work made for hire" within the meaning of the Copyright Act of 1976, as amended (the "ACT"). If an to the extent that any such Work Product is found as a matter of law not to be a "work made for hire" within the meaning of the Act, Executive expressly assigns to the Company all right, title and interest in and to the Work Product, and all copies thereof, and the copyright, patent, trademark, trade secret and all their proprietary rights in the Work Product, without further consideration, free from any claim, lien for balance due or rights of retention thereto on the part of Executive.

     (a) The Company hereby notifies Executive that the preceding paragraph does not apply to any inventions for which no equipment, supplies, facility, or trade secret information of the Company was used and which was developed entirely on the Executive's own time, unless: (i) the invention relates (a) to the Company's business, or (b) to the Company's actual or demonstrably anticipated research or development, or (ii) the invention results form any work performed by the Executive for the Company.

     (b) Executive agrees that upon disclosure of Work Product to the Company, Executive will, during his employment and at any time thereafter, at the request and cost of the Company, execute all such documents and perform all such acts as the Company or its duly authorized agents may reasonably require: (i) to apply for, obtain and vest in the name of the Company alone (unless the Company otherwise directs) letters patent, copyrights or other analogous protection in any country throughout the world, and when so obtained or vested to renew and restore the same; and (ii) to defend any opposition proceedings in respect of such applications and any opposition proceedings or petitions or applications for revocation of such letters patent, copyright or other analogous protection.

     (c) In the event that the Company is unable, after reasonable effort, to secure Executive's signature on any letters patents, copyright or other analogous protection relating to Work Product, whether because of Executive's physical or mental incapacity or for any other reason whatsoever, Executive hereby irrevocably designates and appoints the Company and its duly authorized officers and agents as his agent and attorney-in-fact, to act for and on his behalf to executive and file any such application or applications and to do all other lawfully permitted acts to further the prosecution and issuance of letters patent, copyright and other analogous protection with the same legal force and effect as if personally executed by Executive.

7.5  REASONABLENESS OF RESTRICTIVE COVENANTS.

     (a) Executive acknowledges that the covenants contained in Sections 7.1, 7.2, 7.3 and 7.4 are reasonable in the scope of the activities restricted, the geographic area covered by the restrictions, and the duration of the restrictions, and that such covenants are reasonably necessary to protect the Companies' relationships with their employees, clients and suppliers. Executive further acknowledges such covenants are essential elements of this Agreement and that, but for such covenants, the Companies would not have entered into this Agreement.

     (b) The Companies and Executive have each consulted with their respective legal counsel and have been advised concerning the reasonableness and propriety of such covenants. Executive acknowledges that his observance of the covenants contained in Sections 7.1, 7.2, 7.3 and
          7.4 will not deprive him of the ability to earn a livelihood or to support his dependents.

7.6  RIGHTS TO INJUNCTION; SURVIVAL OF UNDERTAKINGS.

     (a) In recognition of the necessity of the limited restrictions imposed by Sections 7.1, 7.2, 7.3 and 7.4, the parties agree that it would be impossible to measure solely in money the damages that any of the Companies would suffer if Executive were to breach any of his obligations under such Sections. Executive acknowledges that any breach of any provision of such Sections would irreparably injure the Companies. Accordingly, Executive agrees that any of the Companies shall be entitled, in addition to any other remedies to which such Company may be entitled under this Agreement or otherwise, to an injunction to be issued by a court of competent jurisdiction, to restrain any actual breach, or threatened breach, of such provisions, and Executive hereby waives any right to assert any defense that any of the Companies has an adequate remedy at law for any such breach.

     (b)  If a court  determines  that  any of the  covenants  included  in this
          Article VII are unenforceable in whole or in part because of such covenant's duration or geographical or other scope, such court may modify the duration or scope of such provision, as the case may be, so as to cause such covenant as so modified to be enforceable.

     (c)  All  of  the   provisions  of  this  Article  VII  shall  survive  any
          Termination of Employment without regard to (i) the reasons for such termination or (ii) the expiration of the Employment Period.

     (d) No Company shall have any further obligation to pay or provide severance or benefits under Section 6.3 if a court determines that the Executive has breached any covenant in this Article VII.

                                  ARTICLE VIII.

                   CERTAIN ADDITIONAL PAYMENTS BY THE COMPANY

8.1 TAX GROSS-UP PAYMENT. If at any time or from time to time it shall be determined that any payment to Executive pursuant to this Agreement or any other payment or benefit ("POTENTIAL PARACHUTE PAYMENT") hereunder or otherwise would be subject to the excise tax imposed by Section 4999 of the Code or any similar tax payable under any United States federal, state, local, foreign or other law ("EXCISE TAX"), then Executive shall receive and PFGI shall pay or cause to be paid a Tax Gross-Up Payment with respect to all such excise taxes and other Taxes; provided, however, that this
     Article VIII shall be subject in its entirety to any Change of Control agreement with Executive entered after the Agreement Date by the Company. The Tax Gross-Up Payment is intended to compensate Executive for all such excise taxes and any federal, state, local, foreign or other income, employment, or excise taxes or other taxes payable by Executive with respect to the Tax Gross-Up Payment.

8.2  LIMITATIONS ON GROSS-UP PAYMENTS.

     (a) Notwithstanding any other provision of this Article VIII, if the aggregate After-Tax Amount (as defined below) of the Potential Parachute Payments and Tax Gross-Up Payment that, but for this Section 8.2, would be payable to Executive, does not exceed 120% of After-Tax Floor Amount (as defined below), then no Tax Gross-Up Payment shall be made to Executive and the aggregate amount of Potential Parachute Payments payable to Executive shall be reduced (but not below the Floor Amount) to the largest amount which would both (i) not cause any Excise Tax to be payable by Executive and (ii) not cause any Potential Parachute Payments to be come nondeductible by the Company by reason of Section 280G of the Code (or any successor provision). For purposes of the preceding sentence, Executive shall be deemed to be subject to the highest effective after-tax marginal rate of Taxes.

     (b)  For purposes of this Agreement:

          (i) "AFTER-TAX AMOUNT" means the portion of a specified amount that would remain after payment of all Taxes paid or payable by Executive in respect of such specified amount; and

          (ii) "FLOOR AMOUNT" means the greatest pre-tax amount of Potential Parachute Payments that could be paid to Executive without causing Executive to become liable for any Excise Taxes in connection therewith; and
          (iii)"AFTER-TAX FLOOR AMOUNT" means the After-Tax Amount of the Floor Amount.

                                   ARTICLE IX.

                                  MISCELLANEOUS

9.1 APPROVALS. The Companies represent and warrant to Executive they have taken all corporate action necessary to authorize this Agreement.

9.2 NO MITIGATION. In no event shall Executive be obligated to seek other employment or take any other action to mitigate the amounts payable to Executive under any of the provisions of this Agreement, nor shall the amount of any payment hereunder be reduced by any compensation earned as a result of Executive's employment by another employer, except that any continued welfare benefits provided for by Section 6.3(d) shall not duplicate any benefits that are provided to Executive and his family by such other employer and shall be secondary to any coverage provided by such other employer.

     The Companies' obligation to make the payments provided for in this Agreement and otherwise perform the obligations hereunder shall not (unless Executive is terminated for Cause) be affected by any circumstances, including set-off, counterclaim, recoupment, defense or other claim, right or action, which the Companies may have against Executive.

9.3  ENFORCEMENT.

     (a) The Company shall promptly reimburse Executive for all attorneys' fees, costs and expenses incurred by Executive in connection with the negotiation, execution and delivery of this agreement, up to a maximum of $18,000. If Executive incurs legal, accounting, expert witness or other fees, costs or expenses (including arbitration fees, costs or expenses) in an effort to secure, preserve, establish entitlement to, or obtain compensation or benefits under this Agreement, the Company shall promptly reimburse Executive for such fees, costs and expenses whether or not Executive is successful; provided, however, that no reimbursement shall be made of such expenses if Executive's assertion of rights was in bad faith and Executive does not prevail (after exhaustion of all available judicial remedies).

     (b) If the Companies fail to pay any amount provided under any provision of this Agreement when due, the Executive shall be entitled to interest, compounded monthly, on such amount at a rate equal to the lesser of (i) (A) the highest rate of interest charged by the relevant Company's principal lender on its revolving credit agreements, or (B) in the absence of such a lender, the prime commercial lending rate announced THE WALL STREET JOURNAL in effect from time to time during the period of such nonpayment, or (ii) the highest legally-permissible interest rate allowed to be charged under applicable law.

9.4 INDEMNIFICATION AND INSURANCE. The Executive shall be indemnified and held harmless by the Companies to the greatest extent permitted under applicable Iowa law as the same now exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits a Company to provide broader indemnification that was permitted prior to such amendment) and the Companies' respective by-laws as such exist on the Agreement Date if the Executive was, is, or is threatened to be, made a party to any pending, completed or threatened action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative, and whether formal or informal, by reason of the fact that the Executive is or was, or had agree to become, a director, officer, employee, agent, or fiduciary of a Company or any other entity which the Executive is or was serving at the request of a Company ("PROCEEDING"), against all expenses (including all reasonable attorneys' fees) and all claims, damages, liabilities and losses incurred or suffered by the Executive or to which the Executive may become subject for any reason. A Proceeding shall not include any proceeding to the extent it concerns or relates to a matter described in Section 9.3(a). Upon receipt from Executive of (i) a written request for an advancement of expenses, which Executive reasonably believes will be subject to indemnification hereunder and (ii) a written undertaking by Executive to repay any such amounts if it shall ultimately be determined that Executive is not entitled to indemnification under this Agreement or otherwise, the Companies shall advance such expenses to Executive or pay such expenses for Executive, all in advance of the final disposition of any such matter. During Executive's employment and thereafter, Companies shall provide Executive with coverage under a director's and officer's liability insurance policy in amounts no less than, and on terms no less favorable than, those provide to senior executive officers and directors of the Companies on the Agreement Date and in amounts no less than, and on terms no less favorable than those, as provided to senior executive officers and directors of the Companies from time to time.

9.5 COOPERATION WITH REGARD TO LITIGATION. The Executive agrees to cooperate with the Companies during his employment with any of the Companies (whether or not during the Employment Period) and thereafter (including following Executive's termination of employment for any reason, whether or not pursuant to this Agreement) by making himself reasonably available to testify on behalf of the Companies or their Affiliates, in any action, suit or proceeding, whether civil, criminal, administrative, or investigative and to assist each Company or any of its Affiliates in any such action, suit, or proceeding by providing information and meeting and consulting with the Board of such Company or Affiliate or counsel or representatives or counsel to the Company or its Affiliates, as reasonably requested by the Board or such counsel. The Executive shall be entitled to reimbursement for any expenses (including legal fees) reasonably incurred by the Executive in connection with his compliance with the foregoing covenant; provided, however, that during the Employment Period the Executive shall not be reimbursed for his time spent in connection with his compliance with the foregoing covenant. The Companies agree to pay Executive a per diem of $3,500 per day for each day of service (including travel days) performed by Executive in accordance with this Section after Executive is no longer employed by the Companies.

9.6 BENEFICIARY. If Executive dies prior to receiving all of the amounts payable to him in accordance with the terms and conditions of this Agreement, such amounts shall be paid to the beneficiary ("BENEFICIARY") designated by Executive in writing to the Company during his lifetime, or if no such Beneficiary is designated, to Executive's estate. Such payments shall be made in a lump sum to the extent so payable and, to the extent not payable in a lump sum, in accordance with the terms of this Agreement. Such payments shall not be less than the amount payable to Executive as if Executive had lived to the date of payment and were the payee. Executive, without the consent of any prior Beneficiary, may change his designation of Beneficiary or Beneficiaries at any time or from time to time by submitting to the Company a new designation in writing.

9.7 ASSIGNMENT; SUCCESSORS. This Agreement is personal to Executive and he may not assign his duties or obligations under it. No Company may assign its respective rights and obligations under this Agreement without the prior written consent of Executive, except to a successor to the Company's business, which expressly assumes the Company's obligations hereunder in writing. This Agreement shall be binding upon and inure to the benefit of Executive, his estate and Beneficiaries, the Companies and their successors and permitted assigns. Each Company shall require any successor to all or substantially all of the business and/or assets of such Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as such Company would be required to perform if no such succession had taken place.

9.8 NON-ALIENATION. Except as is otherwise expressly provided herein, benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, prior to actually being received by Executive, and any such attempt to dispose of any right to benefits payable hereunder shall be void.

9.9 SEVERABILITY. If all or any part of this Agreement is declared to be unlawful or invalid, such unlawfulness or invalidity shall not serve to invalidate any portion of this Agreement not declared to be unlawful or invalid. Any provision so declared to be unlawful or invalid shall, if possible, be construed in a manner which will give effect to the terms of such provision to the fullest extent possible while remaining lawful and valid.

9.10 AMENDMENT; WAIVER. This Agreement shall not be amended or modified except by written instrument executive by PFGI and Executive. A waiver of any term, covenant or condition contained in this Agreement shall not be deemed a waiver of any other term, covenant or condition, and any waiver of any default in any such term, covenant or condition shall not be deemed a waiver of any later default thereof or of any other term, covenant or condition.

9.11 ARBITRATION. Any dispute, controversy or claim arising out of or in connection with or relating to this Agreement or any breach or alleged breach thereof shall be submitted to and settled by binding arbitration in Des Moines, Iowa, in accordance with the Commercial Arbitration Rules of the American Arbitration Association (or at any other place or under any other form of arbitration mutually acceptable to the parties so involved). Any dispute, controversy or claim submitted for resolution shall be submitted to three (3) arbitrators, each of whom is a nationally recognized executive compensation specialist. The Company involved in the dispute, controversy or claim, or PFGI if more than one Company is so involved, shall select one arbitrator, the Executive shall select one arbitrator and the third arbitrator shall be selected by the first two arbitrators. Any award rendered shall be final and conclusive upon the parties and a judgment thereon may be entered in the highest court of a forum, state or federal, having jurisdiction. The expenses of the arbitration shall be borne according to Section 9.3, except that in the discretion of the arbitrators any award may include the fees and costs of a party's attorneys if the arbitrator expressly determines that the party against whom such award is entered has caused the dispute, controversy or claim to be submitted to arbitration in bad faith or as a dilatory tactic. No arbitration shall be commenced after the date when institution of legal or equitable proceedings based upon such subject matter would be barred by the applicable statute of limitations. Notwithstanding anything to the contrary contained in this Section 9.11 or elsewhere in this Agreement, either party may bring an action in the Iowa District Court for Polk County, or the United State District Court for the Southern District of Iowa, if jurisdiction there lies, in order to maintain the status quo ante of the parties. The "status quo ante" is defined as the last peaceable, uncontested status between the parties. However, neither the party bringing the action nor the party defending the action thereby waives its right to arbitration of any dispute, controversy or claim arising out of or in connection or relating to this Agreement. Notwithstanding anything to the contrary contained in this Section 9.11 or elsewhere in this Agreement, either party may seek relief in the form of specific performance, injunctive or other equitable relief in order to enforce the decision of the arbitrator. The parties agree that in any arbitration commenced pursuant to this Agreement, the parties shall be entitled to such discovery (including depositions, requests for the production of documents and interrogatories) as would be available in a federal district court pursuant to Rules 26 through 37 of the Federal Rules of Civil Procedure. In the event that either party fails to comply with its discovery obligations hereunder, the arbitrator(s) shall have full power and authority to compel disclosure or impose sanctions to the full extent of Rule 37, Fed. R. Civ. P.

9.12 NOTICES. All notices hereunder shall be in writing and delivered by hand, by nationally-recognized delivery service that guarantees overnight delivery, or by first-class, registered or certified mail, return receipt requested, postage prepaid, addressed as follows:


         If to a Company, to:       Principal Financial Group, Inc.
                                    711 High Street
                                    Des Moines, Iowa  50392
                                    Attention:  Karen Shaff
                                    Facsimile No.:  (515) 235-9852

         With Copy to:              Pamela Baker, Esq.
                                    Sonnenschein Nath & Rosenthal
                                    8000 Sears Tower
                                    Chicago, Illinois  60606
                                    Facsimile No.:   (312) 876-7934

         If to Executive, to:       (at his most recent home address or
                                    facsimile number on file with the Company)

         With copy to:              Susan J. Daley
                                    Altheimer & Gray
                                    10 South Wacker Drive
                                    Suite 4000
                                    Chicago, Illinois 60606
                                    Facsimile No.:   (312) 715-4800

Either party may from time to time designate a new address by notice given in accordance with this Section. Notice shall be effective when actually received by the addressee.

9.13 COUNTERPARTS. This Agreement may be executed in multiple counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

9.14 CAPTIONS. The captions of this Agreement are not a part of the provisions hereof and shall have no force or effect.

9.15 ENTIRE AGREEMENT. This Agreement forms the entire agreement between the parties hereto with respect to the subject matter contained in the Agreement and shall supersede all prior agreements, promises and representations regarding employment, compensation, severance or other payments contingent upon termination of employment, whether in writing or otherwise.

9.16 APPLICABLE LAW. This Agreement shall be interpreted and construed in accordance with the laws of the State of Iowa, without regard to its choice of law principles.

9.17 SURVIVAL OF EXECUTIVE'S RIGHTS. All of Executive's rights hereunder, including his rights to compensation and benefits, and his obligations under Article VIII hereof, shall survive the termination of Executive's employment or the termination of this Agreement.

9.18 JOINT AND SEVERAL LIABILITY. The obligations of the Companies to Executive under this Agreement shall be joint and several.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date first above written.

                          PRINCIPAL FINANCIAL GROUP, INC.


                          By:      ___________________________________________
                          Its:     Chairman, Human Resources Committee of the
                                   Board of Directors


                          PRINCIPAL LIFE INSURANCE COMPANY


                          By:      ___________________________________________
                          Its:     Chairman, Human Resources Committee of the
                                   Board of Directors

                          PRINCIPAL FINANCIAL SERVICES, INC.


                          By:      ___________________________________________
                          Its:     Chairman, Human Resources Committee of the
                                   Board of Directors


                          J. BARRY GRISWELL


                          /s/ J. BARRY GRISWELL
                          -------------------------------------------

                                                                   EXHIBIT 10.9


                          CHANGE-OF-CONTROL SUPPLEMENT

                      AND AMENDMENT TO EMPLOYMENT AGREEMENT

                                       FOR

                                J. BARRY GRISWELL

Article I. Certain Definitions

   1.1   Accrued LTIP Bonus
   1.2   Accrued Obligations
   1.3   Annual Performance Period
   1.4   Article
   1.5   Beneficial Owner
   1.6   Board
   1.7   Bonus Plan
   1.8   Cause
   1.9   Change of Control
   1.10  Company
   1.11  Company Certificate
   1.12  Consummation Date
   1.13  Continuity of Ownership
   1.14  Effective Date
   1.15  Employment Agreement
   1.16  Exchange Act
   1.17  Excise Taxes
   1.18  Good Reason
   1.19  Gross-Up Multiple
   1.20  Gross-Up Payment
   1.21  Imminent Control Change
   1.22  Imminent Control Change Period
   1.23  including
   1.24  IRS
   1.25  IRS Claim
   1.26  LTIP
   1.27  LTIP Award
   1.28  LTIP Performance Period
   1.29  LTIP Target Award
   1.30  LTIP Outstanding Award
   1.31  Lump Sum Value
   1.32  Maximum Annuity
   1.33  Merger of Equals
   1.34  Merger of Equals Cessation Date
   1.35  New LTIP
   1.36  Notice of Consideration
   1.37  PFGI Incumbent Directors
   1.38  Plans
   1.39  Post-Change Employment Period
   1.40  Post-Merger of Equals Period
   1.41  Potential Parachute Payment
   1.42  Pro-rata Annual Bonus
   1.43  Pro-rata LTIP Bonus
   1.44  Refund Claim
   1.45  Reorganization Transaction
   1.46  Restricted Shares
   1.47  SEC
   1.48  SEC Person
   1.49  Section
   1.50  SERP
   1.51  tock Options
   1.52  Supplement Date
   1.53  Supplement Term
   1.54  Surviving Corporation
   1.55  Target Annual Bonus

   1.56  Taxes
   1.57  Termination Date
   1.58  Termination of Employment
   1.59  25% Owner
   1.60  Voting Securities

Article II. Post-Change Employment Period
   2.1   Position and Duties
   2.2   Compensation
   2.3   Stock Incentive Awards
   2.4   Unfunded Deferred Compensation
   2.5   Pro-rata Annual Bonus
   2.6   Pro-rata LTIP Bonus

Article III. Termination of Employment
   3.1   Disability
   3.2   Death
   3.3   Termination for Cause
   3.4   Good Reason

Article IV. Company's Obligations Upon Certain Terminations of Employment
   4.1   Termination During the Post-Change Employment Period
   4.2   Termination During a Post-Merger of Equals Period
   4.3 Termination During an Imminent Control Change Period (with no Change of Control)
   4.4 Termination During an Imminent Control Change Period (which Culminates in a Change of Control)
   4.5   Waiver and Release
   4.6   Termination by the Company for Cause
   4.7   Termination by Executive Other Than for Good Reason
   4.8   Termination by the Company for Disability
   4.9   If upon Death
   4.10  Executive's Election to Waive

Article V. Certain Additional Payments by the Company
   5.1   Gross-Up Payment
   5.2   Limitation on Gross-Up Payments
   5.3   Additional Gross-up Amounts
   5.4   Amount Increased or Contested
   5.5   Refunds

Article VI. Expenses, Interest and Dispute Resolution
   6.1   Legal Fees and Other Expenses
   6.2   Interest
   6.3   Binding Arbitration

Article VII. No Set-off or Mitigation; No Double Payment
   7.1   No Set-off by Company
   7.2   No Mitigation
   7.3   No Double Payment

Article VIII. Non-Exclusivity of Rights
   8.1   Waiver of Certain Other Rights
   8.2   Other Rights
   8.3   No Right to Continued Employment

Article IX. Miscellaneous
   9.1   No Assignability
   9.2   Successors
   9.3   Payments to Beneficiary
   9.4   Non-Alienation of Benefits
   9.5   Severability
   9.6   Amendments
   9.7   Notices
   9.8   Continuing Validity of Employment Agreement
   9.9   Counterparts
   9.10  Governing Law
   9.11  Captions
   9.12  Number and Gender
   9.13  Tax Withholding
   9.14  Waiver
   9.15  Joint and Several Liability
   9.16  Entire Agreement

                          CHANGE-OF-CONTROL SUPPLEMENT

                      AND AMENDMENT TO EMPLOYMENT AGREEMENT

                                       FOR

                                J. BARRY GRISWELL

THIS CHANGE OF CONTROL SUPPLEMENT and AMENDMENT TO EMPLOYMENT AGREEMENT ("SUPPLEMENT AND AGREEMENT") dated as of April 1, 2004 (the "SUPPLEMENT DATE") is made by and among Principal Financial Group, Inc., a Delaware corporation, (together with all successors thereto, " PFGI"), Principal Financial Services, Inc., an Iowa corporation, and Principal Life Insurance Company, an Iowa corporation (together with all successors thereto, "LIFE") (each of the foregoing referred to individually as a "COMPANY" or collectively as "COMPANIES"), and J. Barry Griswell ("EXECUTIVE"). This Supplement and Agreement supersedes the Change of Control Supplement and Amendment to Employment Agreement between Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc. and Principal Life Insurance Company and Executive dated October 19, 2000.

                                    RECITALS

The Companies have determined that it is in the best interests of the Companies and their stockholders to assure that the Companies will have the continued service of Executive. The Companies also believe it is imperative to reduce the distraction of Executive that would result from the personal uncertainties caused by a pending or threatened change of control of PFGI, to encourage Executive's full attention and dedication to the Companies, and to provide Executive with compensation and benefits arrangements upon a change of control which ensure that the expectations of Executive will be satisfied and are competitive with those of similarly-situated businesses. This Supplement and Amendment is intended to accomplish these objectives, and to amend Executive's Employment Agreement with the Companies dated as of April 1, 2004 (such agreement as amended from time to time, and any successors thereto, the "EMPLOYMENT AGREEMENT") in order to coordinate it with certain provisions that apply in the event of a Change of Control or IMMINENT CHANGE OF CONTROL.

                                   ARTICLE I.

                               CERTAIN DEFINITIONS
As used in this Supplement and Amendment, the terms specified below shall have the following meanings:

1.1 "ACCRUED LTIP BONUS" means the amount of any LTIP Bonus earned but either deferred or not paid on or prior to the Effective Date, Merger of Equals Cessation Date, or Termination Date, as applicable.

1.2 "ACCRUED OBLIGATIONS" means, as of any date, the sum of Executive's Accrued Base Salary, Accrued Annual Bonus, Accrued LTIP Bonus, any accrued but unpaid paid time off, and any other amounts and benefits which are then due to be paid or provided to Executive by the Company, but have not yet been paid or provided (as applicable).

1.3  "ANNUAL PERFORMANCE PERIOD" -- see Section 2.2(b).

1.4 "ARTICLE" means, unless the context otherwise requires, an article of this Supplement and Amendment.

1.5 "BENEFICIAL OWNER" means such term as defined in Rule 13d-3 of the SEC under the Exchange Act.

1.6 "BOARD" means the Board of Directors of PFGI or, from and after the effective date of a Reorganization Transaction, the Board of Directors of the Surviving Corporation.

1.7  "BONUS PLAN" -- see Section 2.2(b).

1.8  "CAUSE" -- see Section 3.3.

1.9 "CHANGE OF CONTROL" means, except as otherwise provided below, the occurrence of any one or more of the following:

     (a) any SEC Person becomes the Beneficial Owner of 25% or more of the common stock of PFGI or of Voting Securities representing 25% or more of the combined voting power of all Voting Securities of PFGI (such an SEC Person, a "25% OWNER"); or

     (b) the PFGI Incumbent Directors (determined using the Supplement Date as the baseline date) cease for any reason to constitute at least a majority of the Board; or

     (c) consummation of a merger, reorganization, consolidation, or similar transaction (any of the foregoing, a "REORGANIZATION TRANSACTION") where the Continuity of Ownership is not more than 60%; or

     (d) approval by the stockholders of PFGI, and consummation of a plan or agreement for the sale or other disposition of all or substantially all of the consolidated assets of PFGI or a plan of liquidation of PFGI.

     Notwithstanding the occurrence of any of the foregoing events, a Change of Control shall not occur with respect to Executive if, in advance of such event, Executive agrees in writing that such event shall not constitute a Change of Control.

1.10 "COMPANY"  -  see  the  introductory   paragraph  to  this  Supplement  and
     Amendment.

1.11 "COMPANY CERTIFICATE" -- see Section 5.4(a).

1.12 "CONSUMMATION DATE" means the first date after an Imminent Control Change upon which an Effective Date occurs, provided, however that one of the following is satisfied:

     (a)  the Imminent Control Change has not lapsed; or

     (b) the Imminent Control Change in effect upon such Effective Date is the last Imminent Control Change in a series of Imminent Control Changes unbroken by any period of time between the lapse of an Imminent Control Change and the occurrence of a new Imminent Control Change.

1.13 "CONTINUITY    OF    OWNERSHIP"    of    a    stated    percentage    means

     (a) the Persons who were the direct or indirect owners of the outstanding common stock and Voting Securities of PFGI immediately before such Reorganization Transaction became, immediately after the consummation of such Reorganization Transaction, the direct or indirect owners of both the stated percentage of the then-outstanding common stock of the Surviving Corporation and Voting Securities representing the stated percentage of the combined voting power of the then-outstanding Voting Securities of the Surviving Corporation, in substantially the same respective proportions as such Persons' ownership of the common stock and Voting Securities of PFGI immediately before such Reorganization Transaction.

1.14 "EFFECTIVE DATE" means the date on which a Change of Control first occurs during the Supplement Term.

1.15 "EMPLOYMENT AGREEMENT" - see the introductory paragraph of this Supplement and Amendment.

1.16 "EXCHANGE  ACT" means the  Securities  Exchange  Act of 1934,  as  amended.

1.17 "EXCISE TAXES" -- see Section 5.1.

1.18 "GOOD REASON" -- see Section 3.4.

1.19 "GROSS-UP MULTIPLE" -- see Section 5.1.

1.20 "GROSS-UP PAYMENT" -- see Section 5.1.

1.21 "IMMINENT CONTROL CHANGE" means, as of any date on or after the Supplement Date and prior to the Effective Date, the occurrence of any one or more of the following:

     (a) PFGI enters into an agreement the consummation of which would constitute a Change of Control;

     (b) Any SEC Person commences a "tender offer" (as such term is used in Section 14(d) of the Exchange Act) or exchange offer, which, if consummated, would result in a Change of Control; or

     (c) Any SEC Person files with the SEC a preliminary or definitive proxy solicitation or election contest to elect or remove one or more members of the Board, which, if consummated or effected, would result in a Change of Control;

          provided, however, that an Imminent Control Change will lapse and cease to qualify as an Imminent Control Change:

               (i) With respect to an Imminent Control Change described in clause (a) of this definition, the date such agreement is terminated, cancelled or expires without a Consummation Date occurring;

               (ii) With  respect to an Imminent  Control  Change  described  in clause (b) of this definition, the date such filing or other certification is withdrawn, expires or is denied or otherwise rejected by the relevant state regulators without a Consummation Date occurring;

               (iii)With  respect to an Imminent  Control  Change  described  in clause (c) of this definition, the date such tender offer or exchange offer is withdrawn or terminates without a Consummation Date occurring;

               (iv) With  respect to an Imminent  Control  Change  described  in clause (d) of this definition, (1) the date the validity of such proxy solicitation or election contest expires under relevant state corporate law, or (2) the date such proxy solicitation or election contest culminates in a stockholder vote, in either case without a Consummation Date occurring; or

               (v) The date a majority of the PFGI Incumbent Directors make a good faith determination that any event or condition described in clause (a), (b), (c) or (d) of this definition no longer constitutes an Imminent Control Change, provided that such determination may not be made prior to the six (6) month anniversary of the occurrence of such event.

1.22 "IMMINENT CONTROL CHANGE PERIOD" means the period commencing on the date of an Imminent Control Change (or the first Imminent Control Change in a series of Imminent Control Changes unbroken by any period of time between the lapse of an Imminent Control Change and the occurrence of a new Imminent Control Change) and ending on the Consummation Date, or if earlier, the date an Imminent Control Change lapses (without the prior or concurrent occurrence of a new Imminent Control Change).

1.23 "INCLUDING" means including without limitation.

1.24 "IRS" means the Internal  Revenue  Service of the United States of America.

1.25 "IRS CLAIM" -- see Section 5.4.

1.26 "LTIP" means the Long-Term Performance Plan as Amended and Restated as of January 1, 2001, and as amended from time to time.

1.27 "LTIP AWARD" means an incentive compensation opportunity granted under the LTIP or New LTIP.

1.28 "LTIP PERFORMANCE PERIOD" means any performance period designated in accordance with any LTIP or New LTIP approved by the Board of Life or any committee of the Board of Life.

1.29 "LTIP TARGET AWARD" means, in respect of any LTIP Award under a New LTIP, the amount which Executive would have been entitled to receive for the LTIP Performance Period corresponding to such LTIP Award if the performance goals established pursuant to such LTIP Award were achieved at the target level (currently 100%) as of the end of the LTIP Performance Period.

1.30 "LTIP  OUTSTANDING  AWARD"  - see  definition  of  "Pro-rata  LTIP  Bonus."

1.31 "LUMP SUM VALUE" of an annuity payable pursuant to a defined benefit plan (whether or not qualified under Section 401(a) of the Code) means, as of a specified date, the present value of such annuity, as determined, as of such date, under generally accepted actuarial principles using (i) the applicable interest rate, mortality tables and other methods and assumptions that the Pension Benefit Guaranty Corporation ("PBGC") would use in determining the value of an immediate annuity on the Termination Date or (ii) if such interest rate and mortality assumptions are no longer published by the PBGC, interest rate and mortality assumptions determined in a manner as similar as practicable to the manner by which the PBGC's interest rate and mortality assumptions were determined immediately prior to the PBGC's cessation of publication of such assumptions; provided, however, that if such defined benefit plan provides for a lump sum distribution and such lump-sum distribution either (x) is the only payment method available under such plan or (y) provides for a greater amount than the Lump Sum Value of the Maximum Annuity available under such plan, then "Lump Sum Value" shall mean such lump sum amount.

1.32 "MAXIMUM ANNUITY" means, in respect of a defined benefit plan (whether or not qualified under Section 401(a) of the Code), an annuity computed in whatever manner permitted under such plan (including frequency of annuity payments, attained age upon commencement of annuity payments, and nature of surviving spouse benefits, if any) that yields the greatest Lump Sum Value.

1.33 "MERGER OF EQUALS" means a Change of Control consisting of, as of any date on or after the Supplement Date, a Reorganization Transaction that, notwithstanding the fact that such transaction also qualifies as a Change of Control, satisfies all of the following:

     (a) consummation of such Reorganization Transaction results in Continuity of Ownership of at least 40%, but not more than 60%; and

     (b)  an  SEC  Person  does  not  become  a  25%  Owner  of  the   Surviving
          Corporation; and

     (c) PFGI Incumbent Directors (determined using the date immediately preceding the Effective Date as the baseline date), throughout the period beginning on the Effective Date and ending on the second anniversary of the Effective Date, continue to constitute not less than

          (i) a majority of the Board, if subsection (a) of this definition is satisfied because the Reorganization Transaction resulted in Continuity of Ownership of at least 50%, but not more than 60%; or

          (ii) one (1) member less than a majority of the Board,  if  subsection
               (a) of this definition is satisfied because the Reorganization Transaction resulted in Continuity of Ownership of at least 40%, but less than 50%; and

     (d) the person who was the Chief Executive Officer of PFGI immediately prior to the first to occur of the (x) the day prior to the beginning of the Imminent Control Change Period or (y) the day prior to the Effective Date shall serve as the Chief Executive Officer of the Surviving Corporation at all times during the period commencing on the Effective Date and ending on the first anniversary of the Effective Date;

     provided, however, that a Merger of Equals shall cease to be considered a Merger of Equals and shall instead qualify as a Change of Control that is not a Merger of Equals from and after the first date (the "MERGER OF EQUALS CESSATION DATE") as of which:

          (i) during the Post-Change Employment Period the conditions of any of clause (b) or clause (c) or clause (d) of this definition shall not be satisfied; or

          (ii) prior to the first anniversary of the Effective Date, the Company shall make a filing with the SEC, issue a press release, or make a public announcement to the effect that PFGI or the Surviving Corporation is seeking or intends to seek a replacement for its Chief Executive Officer, whether such replacement is to become effective before or after such first anniversary.

1.34 "MERGER  OF EQUALS  CESSATION  DATE" - see the  definition  of  "Merger  of
     Equals."

1.35 "NEW LTIP" - see definition of "Pro-rata LTIP Bonus."

1.36 "NOTICE   OF    CONSIDERATION"    --   see    Section    3.3    (a)(ii)(2).

1.37 "PFGI INCUMBENT DIRECTORS" means, as of any specified baseline date, individuals then serving as members of the Board who were members of the Board as of the date immediately preceding such baseline date; provided that any subsequently-appointed or elected member of the Board whose election, or nomination for election by members, or by stockholders of PFGI if PFGI is a stock company at the relevant time, or stockholders or members, as applicable, of the Surviving Corporation, as applicable, was approved by a vote or written consent of at least a majority of the directors then comprising the PFGI Incumbent Directors shall also thereafter be considered a PFGI Incumbent Director, unless the initial assumption of office of such subsequently-elected or appointed director was in connection with an Imminent Control Change but only if such Imminent

     Control Change was triggered by the occurrence of an event described in subsection (d) of the definition of Imminent Control Change.

1.38 "PLANS" means plans, programs, policies, practices or procedures of the Company.

1.39 "POST-CHANGE   EMPLOYMENT  PERIOD"  means  the  period  commencing  on  the
     Effective Date and ending on the second anniversary of the Effective Date.

1.40 "POST-MERGER OF EQUALS PERIOD" means the period commencing on an Effective Date of a Merger of Equals and ending on the first to occur of the Merger of Equals Cessation Date or the end of the Post-Change Employment Period.

1.41 "POTENTIAL PARACHUTE PAYMENT" -- see Section 5.1.

1.42 "PRO-RATA ANNUAL BONUS" on and after the Effective Date means, notwithstanding Section 1.31 of the Employment Agreement, an amount equal to the product of Executive's Target Annual Bonus (for the fiscal year in which the Effective Date, Merger of Equals Cessation Date or Termination Date occurs, as applicable, but disregarding any reduction in such Target Annual Bonus that would qualify as Good Reason if Executive were to terminate employment on account thereof) multiplied by a fraction, the numerator of which equals the number of days from and including the first day of such fiscal year through and including the Effective Date, Merger of Equals Cessation Date or Termination Date, as applicable, and the denominator of which equals 365.

1.43 "PRO-RATA LTIP BONUS" means an amount equal to the sum of the following amounts, calculated separately for each LTIP Award for which the LTIP Performance Period has not ended as of the Effective Date, Merger of Equals Cessation Date, or Termination Date, as applicable:

     (a) For any LTIP Award that was granted under the LTIP, the sum of the following amounts (recalculated as of the applicable date for each such LTIP Award):

          (i) Executive's LTIP Outstanding Award (as defined below) with respect to any LTIP Performance Period which began prior to the calendar year of the Effective Date, Merger of Equals Cessation Date or Termination Date, as applicable; and

          (ii) Executive's LTIP Outstanding Award (as defined below) with respect to any LTIP Performance Period which BEGAN in the calendar year in which the Effective Date, Merger of Equals Cessation Date or Termination Date, as applicable, occurs, multiplied by a fraction, the numerator of which equals the number of days from and including the first day of such calendar year through and including the Effective Date, Merger of Equals Cessation Date or Termination Date, as applicable, and the denominator of which equals 365.

     (b) For any LTIP Award that was granted under a new or successor plan replacing or supplementing the LTIP ("New LTIP"), an amount calculated by adding together the amounts determined by multiplying each LTIP Target Award by a fraction, the numerator of which equals the number of days from and including the beginning of the LTIP Performance Period applicable to such LTIP Target Award through and including the Effective Date, Merger of Equals Cessation Date or Termination Date, as applicable, and the denominator of which equals the aggregate number of days in such LTIP Performance Period.

         "LTIP OUTSTANDING AWARD" means, in respect of any LTIP Award, the amount which Executive would have been entitled to receive for the LTIP Performance Period applicable to such LTIP Award, which amount is equal to the product of (x) the number of Initial Performance Units (as defined in the LTIP) multiplied by (y) an amount determined by applying the formula described as the "Start Imputed Value" in the LTIP, but determining "Average Return on Equity" and "Equity of the consolidated Principal Financial Group" as of December 31 of the year preceding the year in which the applicable determination date occurs, and not taking into account any value for any unfinished year in the award cycle, not taking into account any performance scores, multipliers or adjustment factors, and not prorated for any unfinished year in the award cycle.

1.44 "REFUND CLAIM" -- see Section 5.4.

1.45 "REORGANIZATION TRANSACTION" -- see clause (c) of the definition of "Change of Control."

1.46 "RESTRICTED SHARES" -- see Section 2.3.

1.47 "SEC" means the United States Securities and Exchange Commission.

1.48 "SEC PERSON" means any person (as such term is used in Rule 13d-5 of the SEC under the Exchange Act) or group (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), other than an Affiliate or any employee benefit plan (or any related trust) of PFGI or any of its Affiliates.

1.49 "SECTION" means, unless the context otherwise requires, a section of this Supplement and Amendment.

1.50 "SERP" means a supplemental executive retirement Plan that is not qualified under Section 401(a) of the Code, including the Supplemental Executive Retirement Plan for Employees (or any successor plan).

1.51 "STOCK OPTIONS" -- see Section 2.3.

1.52 "SUPPLEMENT DATE" - see the introductory paragraph of this Supplement and Amendment.

1.53 "SUPPLEMENT TERM" means the period commencing on the Supplement Date and ending on the latest of (a) the third anniversary of the Supplement Date,
     (b) the second anniversary of an Effective Date occurring within one year of the Supplement Date, or (c) last day the Employment Agreement is in effect. An Expiration Notice with respect to the Employment Agreement given on or after the first anniversary of the Supplement Date shall apply equally to this Supplement and Amendment. Notwithstanding the foregoing, if an Effective Date or an Imminent Control Change occurs before the Expiration Date specified in an Expiration Notice, then such Expiration Notice shall be void and of no further effect; provided, however, if such Imminent Control Change does not culminate in a Consummation Date, then such Expiration Notice shall be reinstated and the Supplement and Amendment and Employment Agreement shall expire on the date originally specified as the Expiration Date, or if later, the date the Imminent Control Change lapses.

1.54 "SURVIVING CORPORATION" means the corporation resulting from a Reorganization Transaction or, if securities representing at least 50% of the aggregate voting power of such resulting corporation, (if such corporation is a stock company at the relevant time), or of the mutual life insurance holding company policies (if such corporation is a mutual life insurance holding company at the relevant time) are directly or indirectly owned by another corporation, such other corporation.

1.55 "TARGET ANNUAL BONUS" solely for the purposes of this Supplement and Amendment, means, as of a certain date, an amount equal to the product of Base Salary determined as of such date multiplied by the percentage of such Base Salary to which Executive would have been entitled immediately prior to such date under any Bonus Plan for the Annual Performance Period for which such Annual Bonus is awarded if the performance goals established pursuant to such Bonus Plan were achieved at the 100% level as of the end of the Annual Performance Period; provided, however, that any reduction in Executive's Base Salary or Annual Bonus that would qualify as Good Reason shall be disregarded for purposes of this definition.

1.56 "TAXES" means the incremental federal, state, local and foreign income, employment, excise and other taxes payable by Executive with respect to any applicable item of income.

1.57 "TERMINATION DATE" means the date of the receipt of the Notice of Termination by Executive (if such Notice is given by the Company) or by the Company (if such Notice is given by Executive), or any later date, not more than 15 days after the giving of such Notice, specified in such notice as of which Executives' employment shall be terminated; provided, however, that:

          (i) if Executive's employment is terminated by reason of death or Disability, the Termination Date shall be the date of Executive's death or the date of the Disability (as described in Section 3.1(b)), as applicable; and

          (ii) if no Notice of Termination is given, the Termination Date shall be the last date on which Executive is employed by the Company.

1.58 "TERMINATION OF EMPLOYMENT" means any termination of Executive's employment with the Company, whether such termination is initiated by the Company or by Executive.

1.59 "25% OWNER" -- see paragraph (a) of the  definition of "Change of Control."

1.60 "VOTING SECURITIES" for purposes of this Supplement and Amendment means, notwithstanding Section 1.41 of the Employment Agreement (defining Voting Securities) (a) with respect to a corporation, securities of such corporation that are entitled to vote generally in the election of directors of such corporation, and (b) with respect to a mutual life insurance company or mutual life insurance holding company, policies of such company entitled to vote generally in the election of directors of such company.

                                  ARTICLE II.

        POST-CHANGE EMPLOYMENT PERIOD AND IMMINENT CONTROL CHANGE PERIOD

2.1  POSITION AND DUTIES.

     (a) CHANGE OF CONTROL AND MERGER OF EQUALS. During the Post-Change Employment Period, (including any portion thereof that qualifies as a Merger of Equals), the provisions of Article II of the Employment Agreement shall continue to apply, except that Executive's services shall be performed at the location where the Executive was employed immediately before the Effective Date (or if the Effective Date was the Consummation Date of an Imminent Control Change, before the beginning of such Imminent Control Change Period) or any other location no more than 50 miles from such former location.

     (b) IMMINENT CONTROL CHANGE PERIOD. During any Imminent Control Change Period, the provisions of Article II of the Employment Agreement shall continue to apply.

2.2  COMPENSATION.

     (a) BASE SALARY. During an Imminent Control Change Period and the Post-Change Employment Period (including any portion thereof that qualifies as a Merger of Equals), the provisions of Section 4.1 of the Employment Agreement (Salary) shall continue to apply. Any increase in base Salary shall not limit or reduce any other obligation of the Company to Executive under this Supplement and Amendment.

     (b)  ANNUAL BONUS.

          (i) CHANGE OF CONTROL AND MERGER OF EQUALS. During the Post-Change Employment Period (including any portion thereof that qualifies as a Merger of Equals), the provisions of Section 4.2 of the Employment Agreement (Annual Bonus) shall continue to apply, unless modified by Section 2.2(b)(ii) below, provided that on and after the Effective Date, Executive's bonus opportunity shall be no less than and target performance goals shall be no higher than those in effect immediately prior to the Effective Date for each Annual Performance Period which ends during the Post-Change Employment Period. "ANNUAL PERFORMANCE PERIOD" means each period of time designated in accordance with any annual bonus arrangement, including the Principal Incentive Pay Plan ("PrinPay") and any successor thereto, (a BONUS PLAN" which is based upon performance approved by the Board or any committee of the Board, or in the absence of any Bonus Plan or any such designated period of time, each calendar year.

          (ii) IMMINENT CONTROL CHANGE PERIOD. During an Imminent Control Change Period, the provisions of Section 4.2 of the Employment Agreement (Annual Bonus) shall continue to apply; provided however, that if the Imminent Control Change Period culminates in a Consummation Date, then, in determining whether the Executive's Termination of Employment is for "Good Reason" shall be determined as though the provisions of Sections 2.2(b)(i) applied commencing with the first day of the Imminent Control Change Period.

     (c)  OTHER COMPENSATION AND BENEFITS.

          (i) IMMINENT CONTROL CHANGE PERIOD, POST-CHANGE EMPLOYMENT PERIOD, MERGER OF EQUALS. During an IMMINENT CONTROL CHANGE Period and the Post Change Employment Period (including any portion thereof that qualifies as a Merger of Equals) the provisions of Sections
               4.3 (Long-Term Incentive Plan Bonus and Other Incentive Compensation), 4.4 (Savings and Retirement Plans) and Article V (Other Benefits) of the Employment Agreement shall continue to apply; provided that on and after the Effective Date, Executive's compensation and benefits shall not be materially less favorable, in the aggregate, than the most favorable compensation and benefits provided by the Company to Executive (including any such compensation and benefits provided under Plans) at any during the 90-day period immediately before the Effective Date. In addition, during the Post-Change Employment Period (including any portion thereof that qualifies as a Merger or Equals):

          (1) LTIP AWARDS. LTIP Awards shall be granted to Executive at least as frequently as LTIP Awards were granted during the three-year period immediately preceding the Effective Date, with target payments no less than the average (expressed as a percentage of Executive's Base Salary in effect at the beginning of the applicable Performance Period) of the Executive's LTIP Awards outstanding immediately prior to the Effective Date, with target performance goals substantially comparable to the target performance goals under Executive's LTIP Awards outstanding on the Effective Date; and

          (2)  OFFICE AND  SUPPORT  STAFF.  Executive  shall be  entitled  to an office or offices of a size and with furnishings and other appointments, and to secretarial and other assistance in accordance with the most favorable Plans in effect prior to the Change of Control or Imminent Control Change.

2.3  STOCK INCENTIVE AWARDS.

     (a) CHANGE OF CONTROL THAT IS NOT A MERGER OF EQUALS. On the Effective Date, except as provided in Section 2.3(b) or (c) below, Executive shall (i) become fully vested in, and may thereafter exercise in whole or in part, in accordance with the terms thereof, all outstanding stock options, stock appreciation rights, or similar incentive awards (collectively, "STOCK Options") and (ii) become fully vested in all shares of restricted stock or restricted stock units and similar awards ("RESTRICTED SHARES"). Notwithstanding the foregoing, if the Effective Date is a Reorganization Transaction and if so provided under the agreement pursuant to which the Reorganization Transaction is effected, then all Executive's Stock Options shall (x) be extinguished for such consideration as is provided for vested options under such agreement or (y) be converted into options to purchase the stock of the Surviving Corporation, and such converted options shall be subject to the same option terms and restrictions as those applicable on the Effective Date.

     (b) MERGER OF EQUALS. Section 2.3(a) shall not apply in the case of a Merger of Equals unless there occurs a Merger of Equals Cessation Date, at which time Section 2.3(a) shall be applied by substituting the Merger of Equals Cessation Date for the Effective Date wherever such term appears.

     (c)  IMMINENT CONTROL CHANGE PERIOD. Section 2.3(a) and (b) shall not apply
          during      an       Imminent       Control       Change       Period.

2.4  UNFUNDED DEFERRED COMPENSATION.

     (a) CHANGE OF CONTROL THAT IS NOT A MERGER OF EQUALS. On the Effective Date, except as provided in Section 2.4(b) or (c) below, Executive shall become fully vested in all benefits previously accrued under any deferred compensation Plan (including a SERP and any defined contribution excess plan) that is not qualified under Section 401(a) of the Code. To the extent not so provided under such non-qualified Plan, within ten business days after the Effective Date, the Company shall pay or cause to be paid to Executive a lump-sum cash amount equal to:

          (i) the sum of the Lump-Sum Values of all Maximum Annuities that are payable pursuant to all such non-qualified plans that are defined benefit Plans, plus

          (ii) the sum of Executive's account balances under all non-qualified plans that are defined contribution Plans.

     (b) MERGER OF EQUALS. Section 2.4(a) shall not apply in the case of a Merger of Equals unless there occurs a Merger of Equals Cessation Date, at which time Section 2.4(a) shall be applied by substituting the Merger of Equals Cessation Date for the Effective Date wherever such term appears.

     (c)  IMMINENT CONTROL CHANGE PERIOD. Section 2.4(a) and (b) shall not apply
          during      an       Imminent       Control       Change       Period.

Executive shall have the opportunity to waive the accelerated vesting and lump-sum payment at any time prior to the earlier of (i) the 15th day after the date of an Imminent Control Change or (ii) the 30th day prior to a Change of Control which is not preceded by an Imminent Control Change; provided, however, that in no event shall the waiver be allowed on the Effective Date or thereafter.

2.5  PRO-RATA ANNUAL BONUS.

     (a) CHANGE OF CONTROL THAT IS NOT A MERGER OF EQUALS. Except as provided in Section 2.5(b) or (c) below, to the extent not so provided by the Bonus Plan, the Company shall pay or cause to be paid to Executive within ten business days after the Effective Date, a lump-sum cash payment equal to the Pro-rata Annual Bonus, in satisfaction of the Company's obligations under the Bonus Plan for periods prior to the Effective Date.

     (b) MERGER OF EQUALS. Section 2.5(a) shall not apply in the case of a Merger of Equals unless (i) there occurs a Merger of Equals Cessation Date, at which time Section 2.5(a) shall be applied by substituting the Merger of Equals Cessation Date for the Effective Date.

     (c)  IMMINENT CONTROL CHANGE PERIOD. Section 2.5(a) and (b) shall not apply
          during      an       Imminent       Control       Change       Period.

2.6  PRO-RATA LTIP BONUS.

     (a) CHANGE OF CONTROL THAT IS NOT A MERGER OF EQUALS. Except as provided in Section 2.6(b) or (c) below, to the extent not so provided by the LTIP or New LTIP, as applicable, the Company shall pay or cause to be paid to Executive, within ten business days after the Effective Date a lump-sum cash payment equal to the sum of (i) the Pro-rata LTIP Bonus and (ii) all Accrued LTIP Bonuses, in satisfaction of the Company's obligations under the LTIP and New LTIP for periods prior to the Effective Date.

     (b) MERGER OF EQUALS. Section 2.6(a) shall not apply in the case of a Merger of Equals unless there occurs a Merger of Equals Cessation Date, at which time Section 2.6(a) shall be applied by substituting the Merger of Equals Cessation Date for the Effective Date.

     (c)  IMMINENT CONTROL CHANGE PERIOD. Section 2.6(a) and (b) shall not apply
          during      an       Imminent       Control       Change       Period.

                                  ARTICLE III.

                            TERMINATION OF EMPLOYMENT

3.1 DISABILITY. The provisions of this Section 3.1 and Section 4.8 shall supersede the provisions of Section 1.16 of the Employment Agreement
     (definition of "Disability") and Section 6.2 of the Employment Agreement (Termination for Retirement, Death or Disability) during the Post-Change Employment Period or any Imminent Control Change Period but only insofar as such Section 6.2 applies to termination for Disability.

     (a) During the Post-Change Employment Period or any Imminent Control Change Period, the Company may terminate Executive's employment at any time because of Executive's Disability by giving Executive or his legal representative, as applicable, (i) written notice in accordance with Section 9.7 of the Company's intention to terminate Executive's employment pursuant to this Section and (ii) a certification of Executive's Disability by a physician selected by the Company or its insurers, subject to the consent of Executive or Executive's legal representative, which consent shall not be unreasonably withheld or delayed. Executive's employment shall terminate effective on the 30th day after Executive's receipt of such notice (which such 30th day shall be deemed to be the date of the Disability) unless, before such 30th day, Executive shall have resumed the full-time performance of Executive's duties.

     (b) "DISABILITY" means any medically determinable physical or mental impairment that has lasted for a continuous period of not less than six months and can be expected to be permanent or of indefinite duration, and that renders Executive unable to perform the duties required under this Supplement and Amendment.

3.2  DEATH.   Executive's   employment   shall  terminate   automatically   upon
     Executive's death during the Post-Change Employment Period or Imminent Control Change Period.

3.3  TERMINATION FOR CAUSE.

     (a) POST CHANGE EMPLOYMENT PERIOD. During the Post-Change Employment Period (including any portion thereof that qualifies as a Post-Merger of Equals Period), the Company may terminate Executive's employment for Cause solely in accordance with all of the substantive and procedural provisions of this Section 3.3(a). Section 1.11 of the Employment Agreement (definition of "Cause") and Section 6.1 of the
          Employment Agreement (Termination for Cause or Other than for Good Reason, etc.) shall be inapplicable during any Post-Change Employment Period, insofar as it relates to the material contained in this
          Section 3.3 and Section 4.6, except as otherwise provided herein.

          (i) DEFINITION OF CAUSE. For purposes of this section 3.3(a), "Cause" means any one or more of the following:

          (1)  Executive's  conviction  of,  plea of guilty  to, or plea of nolo
               contendere   to  a   felony   or   misdemeanor   (other   than  a
               traffic-related felony or misdemeanor) that involves fraud, dishonesty or moral turpitude;

          (2) Executive's willful and intentional material misconduct in the performance or gross neglect of his duties that results in substantial financial detriment to a Company or any Affiliate;

          (3) Executive's habitual neglect of duties (other than resulting from Executive's incapacity due to physical or mental illness other than habitual use or addiction to alcohol or controlled substances) which results in substantial financial detriment to any of the Companies or Affiliate; or

          (4) Executive's willful and intentional material breach of the Employment Agreement or this Supplement and Amendment;

          provided, however, that for purposes of clauses (2), (3) and (4), Cause shall not include any one or more of the following:

                    (A)  Executive's bad judgment

                    (B) Executive's negligence, other than Executive's habitual neglect of duties or gross negligence;

                    (C) any act or omission believed by Executive in good faith to have been in or not opposed to the interest of the Company (without intent of Executive to gain, directly or indirectly, a profit to which Executive was not legally entitled); or

                    (D)  failure  to  meet  performance  goals,   objectives  or
                         measures following good faith efforts to meet such goals, objectives or measures; and

               further provided that, if a breach of the Employment Agreement or this Supplement and Amendment involved an act, or a failure to act, which was done, or omitted to be done, by Executive in good faith and with a reasonable belief that Executive's act, or failure to act, was in the best interests of the Company or was required by applicable law or administrative regulation, such breach shall not constitute Cause if, within 30 days after Executive is given written notice of such breach that specifically refers to this Section, Executive cures such breach to the fullest extent that it is curable.

          (ii) PROCEDURAL REQUIREMENTS FOR TERMINATION FOR CAUSE. The Company shall strictly observe each of the following procedures:

          (1) BOARD MEETING. A meeting of the Board shall be called for the stated purpose of determining whether Executive's acts or omissions constitute Cause and, if so, whether to terminate Executive's employment for Cause.

          (2) NOTICE OF CONSIDERATION. Not less than 30 days prior to the date of such meeting the Company shall provide Executive and each member of the Board written notice (a "NOTICE OF CONSIDERATION") of (x) a detailed description of the acts or omissions alleged to constitute Cause, (y) the date, time and location of such meeting of the Board, and (z) Executive's rights under clause (3) below.

          (3) OPPORTUNITY TO PRESENT RESPONSE. Executive shall have the opportunity with or without counsel, at Executive's election, an opportunity to be heard and present arguments and evidence on Executive's behalf at such a meeting and / or to present to the Board a written response to the Notice of Consideration.

          (4) CAUSE DETERMINATION. Executive's employment may be terminated for Cause only if (x) the acts or omissions specified in the Notice of Consideration did in fact occur and do constitute Cause as defined in this Section, (y) the Board makes a specific determination to such effect and to the effect that Executive's employment should be terminated for Cause ("CAUSE DETERMINATION") and (z) the Company thereafter provides Executive with a Notice of Termination which specifies in specific detail the basis of such Termination of Employment for Cause and which Notice shall be consistent with the reasons set forth in the Notice of Consideration. The Cause Determination shall require the affirmative vote of at least 66-2/3% of the members of the Board.

     (b)  IMMINENT CONTROL CHANGE PERIOD. Except as provided below, this Section
          3.3 shall not apply during any Imminent Control Change Period. Instead, the terms of 6.1 of the Employment Agreement shall govern a termination of Executive for Cause during an Imminent Control Change Period. However, in the case of an Imminent Control Change Period that culminates in a Consummation Date, no termination of Executive's employment during such Imminent Control Change Period shall be deemed to have been for Cause unless all the substantive and procedural provisions of Section 3.3(b) shall have been satisfied:

          (i) DEFINITION OF CAUSE. For purposes of this Section 3.3(b), "Cause" shall have the meaning ascribed to it in Section 3.3(a).

          (ii) PROCEDURAL REQUIREMENTS FOR TERMINATION FOR CAUSE. To qualify as a termination for Cause, a termination by the Company during the Imminent Control Change Period shall have strictly complied with the procedures set forth in Section 3.3(a)(ii), substituting the phrase Imminent Control Change Period for Post-Merger of Equals Period wherever it appears.

     (c) STANDARD OF REVIEW. If the Notice of Consideration is given to Executive during an Imminent Control Change Period or Post-Change Employment Period, then in the event that the existence of Cause shall become an issue in any action or proceeding between the Company and Executive, the Company shall, notwithstanding the Cause determination referenced in clause 4(y) of Section 3.3(a)(ii), have the burden of establishing that the actions or omissions specified in the Notice of

          Consideration  did in fact occur and do constitute  Cause and that the
          Company  has  satisfied  the   procedural   requirements   of  Section
          3.3(a)(ii).

3.4 GOOD REASON. During the Post-Change Employment Period (including any portion thereof that is a Post Merger of Equals Period), the Executive may terminate his employment for Good Reason solely in accordance with the substantive and procedural provisions of this Section 3.4. Section 1.20 of the Employment Agreement (definition of "Good Reason") and Section 6.3 of the Employment Agreement (Termination Without Cause or for Good Reason) shall be inapplicable during any Post-Change Employment Period, insofar as it relates to the material contained in this Section 3.4 and Article IV, except as otherwise provided herein.

     (A) CHANGE OF CONTROL AND A MERGER OF EQUALS. During the Post -Change Employment Period (including any portion thereof that is a Merger of Equals), Executive may terminate his employment for Good Reason in accordance with the substantive and procedural provisions of Section 3.4(a).

          (i) GOOD REASON DEFINITION. For purposes of this Section 3.4(a), "Good Reason" means the occurrence of any one or more of the following actions or omissions during the Post-Change Employment:

          (1) any act or omission that would constitute Good Reason as defined in Section 1.20 of the Employment Agreement;

          (2) failure to pay Executive's Base Salary in violation of Section 2.2(a) or any failure to increase Executive's Base Salary to the extent, if any, required by such Section;

          (3) any failure to pay Executive's Annual Bonus or any reduction in Executive's bonus opportunity, in either case in violation of
               Section 2.2(b);

          (4) requiring Executive to be based at any office or location other than the location specified in Section 2.1(a);

          (5) any other material breach of this Supplement or Amendment by the Company;

          (6) any Termination of Employment by the Company that purports to be for Cause, but is not in full compliance with all of the substantive and procedural requirements of this Supplement and Amendment (any such purported termination shall be treated as a Termination of Employment without Cause for all purposes of this Supplement and Amendment); or

          (7) the failure at any time of a successor to the Company explicitly to assume and agree to be bound by this Supplement and Amendment.

          (ii) DETERMINATION OF GOOD REASON. Any reasonable determination by Executive that any of the events specified in subsection (i) above has occurred and constitutes Good Reason shall be conclusive and binding for all purposes, unless the Company establishes that Executive did not have any reasonable basis for such determination.

     (b)  IMMINENT CONTROL CHANGE PERIOD. Except as provided below, this Section
          3.4 shall not apply during any Imminent Control Change Period. Instead, the terms of Section 6.3 of the Employment Agreement (Termination Without Cause or for Good Reason) shall govern a termination by Executive For Good Cause during an Imminent Change of Control Period. However, in the case of an Imminent Control Change Period that culminates in a Consummation Date, no termination of Executive's employment during the Imminent Control Change Period shall be deemed to have been for Good Reason unless all the substantive and procedural provisions of this Section 3.4(b) shall have been satisfied:

          (i) DEFINITION OF GOOD REASON. For purposes of this Section 3.4(b), "Good Reason" shall have the same meaning as in Section 3.4(a)(i), except that the act or omission shall have occurred during the Imminent Control Change Period.

          (ii) DETERMINATION OF GOOD REASON. Executive's determination that an event constituting Good Reason as defined in Section 3.4(a)(i)(2)
               - (7) has occurred during an Imminent Control Change Period shall not be entitled to any presumptive validity or other deference by a court.

     (c) NOTICE BY EXECUTIVE. In the event of any Termination of Employment by Executive for Good Reason during a Post-Change Employment Period (or during an Imminent Control Change Period if Executive intends to claim benefits hereunder in the event the Imminent Control Change Period culminates in a Consummation Date), Executive shall as soon as practicable thereafter notify the Company of the events constituting such Good Reason by a Notice of Termination. A delay in the delivery of such Notice of Termination or a failure by Executive to include in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason shall not waive any right of Executive under this Supplement and Amendment or preclude Executive from asserting such fact or circumstance in enforcing rights under this Supplement and Amendment; provided that no act or omission by the Company shall qualify as Good Reason if Executive's Termination of Employment occurs more than 12 months after Executive first obtains actual knowledge of such act or omission.

                                  ARTICLE IV.

          COMPANY'S OBLIGATIONS UPON CERTAIN TERMINATIONS OF EMPLOYMENT

4.1 TERMINATION DURING THE POST-CHANGE EMPLOYMENT PERIOD. If, during the Post-Change Employment Period (other than during a Post-Merger of Equals Period) the Company terminates Executive's employment other than for Cause or Disability, or Executive terminates employment for Good Reason, Section
     6.3 of the Employment Agreement (Termination Without Cause or for Good Reason) shall not apply, and the Company's sole obligations to Executive under Articles II and IV shall be as follows:

     (a) SEVERANCE PAYMENTS. The Company shall pay or provide Executive, in addition to all vested rights arising from Executive's employment as specified in Article II, a lump-sum cash amount equal to the sum of the following, no more than ten business days after the Termination
          Date:

          (i)  ACCRUED OBLIGATIONS. All Accrued Obligations;

          (ii) PRORATED ANNUAL BONUS FOR YEAR OF TERMINATION. Executive's Pro-rata Annual Bonus reduced (but not below zero) by the amount of any Annual Bonus paid to Executive with respect to the Company's fiscal year in which the Termination Date occurs, whether paid under Section 2.5 or otherwise;

          (iii)PRORATED  LTIP BONUS.  Executive's  Pro-rata  LTIP Bonus  reduced
               (but not below zero) by the amount of any LTIP Bonus paid to Executive with respect to the LTIP Performance Periods not completed as of the Termination Date, whether such amount was paid under Section 2.6 or otherwise;


          (iv) ADDITIONAL LTIP AMOUNT. For each LTIP Performance Period that is unexpired as of the Date of Termination, Executive shall be treated as he would be treated under the LTIP in effect on the effective date of the Employment Agreement if (1) he terminated employment at age 57 other than for cause (as defined in the
               LTIP) and (2) he retired ("LTIP Benefit"); provided that the discretion of the Committee shall not be exercised so as to treat Executive less favorably than other members of Senior Management; provided further that if such payment cannot be provided under the terms of the LTIP or New LTIP, as applicable, then the Company shall pay amounts equal to such LTIP benefit, reduced by amounts actually payable under the LTIP or New LTIP, as applicable, at the same time as they otherwise would have been paid;

          (v)  DEFERRED PENSIONS AND PENSION ENHANCEMENTS. The sum of

          (1) all amounts previously deferred by, or accrued to the benefit of, Executive under any defined contribution non-qualified plans (as described in Section 2.4), whether vested or unvested, together with any accrued earnings thereon, to the extent that such amounts and earnings have not been previously paid by the Company (whether pursuant to Section 2.4 or otherwise) or are provided under the terms of such non-qualified Plan; plus

          (2)  an amount equal to the positive difference, if any, between:

          (A) the sum of the Lump-Sum Values of each Maximum Annuity that would be payable to Executive under any defined benefit Plan (whether or not qualified under Section 401(a)) if Executive had:

          (1)  become fully vested in all such previously-unvested benefits,

          (2) accrued a number of years of service (for purposes of determining the amount of such benefits, entitlement to early retirement benefits, and all other purposes of such defined benefit plans) that is three years greater than the number of years of service actually accrued by Executive as of the Termination Date, and

          (3)  received the lump-sum severance benefits specified in Section 4.1
               (a) (excluding LTIP Bonuses and any amounts in respect of Stock Options or Restricted Shares, if any, including severance multiples thereof) as covered compensation in equal monthly installments during the period of three years following the Termination Date,

          minus

          (B) the sum of (x) the Lump-Sum Values of the Maximum Annuity benefits actually payable to Executive under each defined benefit Plan that is qualified under Section 401(a) of the Code and (y) the aggregate amounts previously paid (whether pursuant to Section 2.4 or otherwise) to Executive under the defined benefit Plans (whether or not qualified under Section 401(a) of the Code) described in clause (A) of this Section 4.1(a)(v)(2).

     Notwithstanding the foregoing, the amount payable under this Section 4.1(a)(v)(2) with respect to the SERP and the Principal Pension Plan for Employees in the aggregate, shall not be less than the amount to which Executive would be entitled as of the Date of Termination under Section 6.3(f) of the Employment Agreement (providing for certain benefits if the Date of Termination occurs prior to the Executive's 57th birthday).

          (vi) MULTIPLE OF SALARY AND BONUS. An amount equal to three (3.0) times the sum of (x) Base Salary and (y) the Target Annual Bonus, each determined as of the Termination Date; provided, however, that any reduction in Executive's Base Salary or Annual Bonus that would qualify as Good Reason shall be disregarded for purposes of this clause (vi); and

          (vii)UNVESTED DEFINED CONTRIBUTION PLAN. To the extent not paid pursuant to Section 4.1(a)(v), an amount equal to the sum of the value of the unvested portion of Executive's accounts or accrued benefits under any unqualified or qualified defined contribution retirement plan maintained by the Company as of the Termination Date and forfeited by Executive by reason of the Termination of Employment.

          (b) CONTINUATION OF WELFARE BENEFITS. Until the third anniversary of the Termination Date or such later date as any Plan may specify, the Company shall continue to provide to Executive and
               Executive's family welfare benefits (including medical, prescription, dental, disability, salary continuance, individual life, group life, accidental death and travel accident insurance plans and programs) which are at least as favorable as the most favorable Plans of the Company applicable to members of Senior Management who are actively employed after the Termination Date and their families. The cost of such welfare benefits to Executive shall not exceed the cost of such benefits to actively employed members of Senior Management of the Company as applicable from time to time.

         If the Date of Termination occurs prior to the Executive's 57th birthday, Executive shall be entitled to the benefits equivalent to those payable under the Principal Welfare Benefit Plan for Employees calculated under the terms of such plan as if the Date of Termination occurred after Executive's 57th birthday, reduced by amounts actually payable under such plan, and if either Executive or the Company reasonably believes it is likely that such benefits cannot be provided on a tax-favored basis, the Company shall pay the cost of the insurance premium for such benefits.

         Executive's rights under this Section shall be in addition to, and not in lieu of, any post-termination continuation coverage or conversion rights Executive may have pursuant to applicable law, including continuation coverage required by Section 4980 of the Code.

     (c) OUTPLACEMENT. The Company shall pay on behalf of Executive reasonable fees and costs charged by the outplacement firm selected by Executive to provide outplacement services to Executive after the Termination Date, within ten business days of its receipt of an invoice therefor, subject to a maximum of $30,000.

     (d) INDEMNIFICATION, DIRECTORS' AND OFFICERS' LIABILITY INSURANCE. The provisions of Section 9.4 of the Employment Agreement (Indemnification and Insurance) shall continue to apply after the Effective Date.

     (e) STOCK INCENTIVE AWARDS. Immediately prior to the Executive's Termination of Employment, Executive shall (i) become fully vested in, and may thereafter exercise in whole or in part, in accordance with the terms thereof, all outstanding Stock Options and (ii) become fully vested in all Restricted Shares.

4.2 TERMINATION DURING A POST-MERGER OF EQUALS PERIOD. If, during a Post-Merger of Equals Period, the Company terminates Executive's employment other than for Cause or Disability, or if Executive terminates employment for Good Reason, Section 6.3 of the Employment Agreement (Termination Without Cause or for Good Reason) shall not apply, and the Company's sole obligations to Executive under Articles II and IV shall be as follows:

     (a) SEVERANCE PAYMENTS. The Company shall pay or provide Executive, in addition to all vested rights arising from Executive's employment as specified in Article II, a lump-sum cash amount, no more than thirty business days after the Termination Date, equal to the sum of all amounts described in Section 4.1(a).

     (b) CONTINUATION OF WELFARE BENEFITS. Until the third anniversary of the Termination Date or such later date as any Plan may specify, the Company shall continue to provide to Executive and Executive's family welfare benefits with the same scope and cost as described in Section 4.1(b).

         If the Date of Termination occurs prior to the Executive's 57th birthday, Executive shall be entitled to the benefits equivalent to those payable under the Principal Welfare Benefit Plan for Employees calculated under the terms of such plan as if the Date of Termination occurred after Executive's 57th birthday, reduced by amounts actually payable under such plan, and if either Executive or the Company reasonably believes it is likely that such benefits cannot be provided on a tax-favored basis, the Company shall pay the cost of the insurance premium for such benefits.

         Executive's rights under this Section shall be in addition to, and not in lieu of, any post-termination continuation coverage or conversion rights Executive may have pursuant to applicable law, including continuation coverage required by Section 4980 of the Code.

     (c) OUTPLACEMENT. The Company shall pay on behalf of Executive reasonable fees and costs charged by the outplacement firm selected by the Company to provide outplacement services to Executive after the Termination Date, within ten business days of its receipt of an invoice therefor, subject to a maximum of $30,000.

     (d) INDEMNIFICATION, DIRECTORS' AND OFFICERS' LIABILITY INSURANCE. The provision of Section 9.4 of the Employment Agreement (Indemnification and Insurance) shall continue to apply during a Post-Merger of Equals Period.

     (e) STOCK INCENTIVE AWARDS. Immediately prior to the Executive's Termination of Employment, Executive shall (i) become fully vested in, and may thereafter exercise in whole or in part, in accordance with the terms thereof, all outstanding Stock Options and (ii) become fully vested in all Restricted Shares.

4.3 TERMINATION DURING AN IMMINENT CONTROL CHANGE PERIOD (WITH NO CHANGE OF CONTROL). If, during an Imminent Control Change Period, the Company terminates Executive's employment other than for Disability and other than for a reason that would constitute Cause if there were a Change of Control, or if Executive terminates employment for a reason that would constitute Good Reason if there were a Change of Control, and in either case the Imminent Control Change Period does not culminate in a Consummation Date, the applicable terms of the Employment Agreement shall govern, except that:

     (a) CONTINUATION OF WELFARE BENEFITS. Until the earlier of (i) the third anniversary of the Termination Date or (ii) the last day of the Imminent Control Change Period (or such later date as any Plan may specify), if it would provide greater benefits to Executive than under the Employment Agreement, the Company shall continue to provide to Executive and Executive's family welfare benefits with the same scope and cost as described in Section 6.3(d) of the Employment Agreement (Termination Without Cause or for Good Reason).

     (b) OUTPLACEMENT. The Company shall pay on behalf of Executive reasonable fees and costs charged by the outplacement firm selected by the Company to provide outplacement services to Executive after the Termination Date, within ten business days of its receipt of an invoice therefor, subject to a maximum of $30,000. All outplacement amounts payable on account of a Termination Date which occurred during an Imminent Change of Control Period will be reduced, (but not below zero) by outplacement amounts paid to Executive on account of such Termination Date but before payment pursuant to this Section 4.3(b).

     (c)  STOCK  INCENTIVE  AWARDS.  In addition to vesting in  accordance  with
          Section 6.3(g) of the Employment Agreement, Executive's Stock Options (whether vested prior to or upon such Termination Date) will:

          (i) not expire (unless such Stock Options would have so expired had Executive remained an employee of the Company) during the Imminent Control Change Period; and

          (ii) continue to be exercisable after the Termination Date to the extent provided in the applicable grant agreement or Plan, and thereafter, such Stock Options shall not be exercisable during the Imminent Control Change Period.

                  Upon the date the Imminent Control Change lapses without a Consummation Date Executive's vested Stock Options may be exercised, in whole or in part, during the 30-day period following the lapse of the Imminent Control Change, (but in no case shall Stock Options remain exercisable after the date on which such Stock Options would have expired if Executive had remained an employee of the Company).

4.4 TERMINATION DURING AN IMMINENT CONTROL CHANGE PERIOD (WHICH CULMINATES IN A CHANGE OF CONTROL). If, during an Imminent Control Change Period that culminates in a Consummation Date, the Company terminates Executive's employment other than for Cause or Disability, or if Executive terminates employment for Good Reason, the Employment Agreement shall govern prior to the Consummation Date, and upon the Consummation Date the Company's sole obligations to Executive under Articles II and IV shall be as follows:

     (a) SEVERANCE PAYMENTS. The Company shall pay or provide Executive, in addition to all vested rights arising from Executive's employment as specified in Article II, a lump-sum cash amount equal to the sum of all amounts described in Section 4.1(a). Such amount shall be paid no more than ten business days after an Effective Date that does not qualify as a Merger of Equals and no more than 30 business days after an Effective Date which does qualify as a Merger of Equals.
          Notwithstanding  the  foregoing,  all  amounts  paid  pursuant to this
          Section 4.4(a) shall be reduced (but not below zero) by the same or similar amounts paid to Executive on account of the Termination of Employment (under this Supplement and Amendment, the Employment Agreement or otherwise) to the extent such amounts would reasonably be considered duplicative, prior to the date payment is made under this
          Section 4.4(a).

     (b) CONTINUATION OF WELFARE BENEFITS. Until the third anniversary of the Termination Date or such later date as any Plan may specify, the Company shall continue to provide to Executive and Executive's family welfare benefits with the same scope and cost as described in Section 4.1(b). Notwithstanding the foregoing, all coverage under this Section 4.4(b) shall be reduced by all coverage provided by the Company to

          Executive on account of the Termination of Employment (under this Supplement and Amendment, the Employment Agreement, or otherwise), to the extent such amounts would reasonably be considered duplicative, prior to the date such benefits are provided under this Section 4.4(b).

         If the Date of Termination occurs prior to the Executive's 57th birthday, Executive shall be entitled to the benefits equivalent to those payable under the Principal Welfare Benefit Plan for Employees calculated under the terms of such plan as if the Date of Termination occurred after Executive's 57th birthday, reduced by amounts actually payable under such plan, and if either Executive or the Company reasonably believes it is likely that such benefits cannot be provided on a tax-favored basis, the Company shall pay the cost of the insurance premium for such benefits.

         Executive's rights under this Section shall be in addition to, and not in lieu of, any post-termination continuation coverage or conversion rights Executive may have pursuant to applicable law, including continuation coverage required by Section 4980 of the Code.

     (c) OUTPLACEMENT. The Company shall pay on behalf of Executive reasonable fees and costs charged by the outplacement firm selected by the Company to provide outplacement services to Executive after the Termination Date, within ten business days of its receipt of an invoice therefor, subject to a maximum of $30,000. Notwithstanding the foregoing, all outplacement amounts payable pursuant to this Section 4.4(c) shall be reduced (but not below zero) by outplacement amounts paid to Executive on account of such Termination Date (under this Supplement and Amendment, the Employment Agreement, or otherwise) but prior to the date payment is made pursuant to this Section 4.4(c).

     (d)  STOCK  INCENTIVE  AWARDS.  In addition to vesting in  accordance  with
          Section 6.3(g) of the Employment Agreement, Executive's vested Stock options (whether vested prior to or upon such Termination Date) shall be treated as follows:

          (i) not expire (unless such Stock Options would have so expired had Executive remained an employee of the Company) during the Imminent Control Change Period;

          (ii) continue to be exercisable after the Termination Date to the extent provided in the applicable grant agreement or Plan, and thereafter, such Stock Options shall not be exercisable during the Imminent Control Change Period.

               Upon the Consummation Date, such vested Stock Options may be exercised by Executive in whole or in part, during the 30-day period following the Consummation Date, (but in no case shall Stock Options remain exercisable after the date on which such
               Stock options would have expired if Executive had remained an employee of the Company). Notwithstanding any provision in this Section, if the Consummation Date is a Reorganization Transaction, and if so provided under the agreement pursuant to which the Reorganization Transaction is effected, then all Executive's Stock Options shall (a) be extinguished for such consideration as is provided for vested options under such agreement; or (b) be converted into options to purchase the stock of the Surviving Corporation, and such converted options shall be subject to the same option terms as those applicable prior to the Consummation Date.

4.5 WAIVER AND RELEASE. Notwithstanding anything herein to the contrary, the Company shall have no obligation to Executive under Section 4.1, 4.2, 4.3 or 4.4 or Article V unless and until Executive executes a release and waiver of PFGI and the Companies, in substantially the same form as attached hereto as Exhibit A. This Section 4.5 shall superseded Section 6.5 of the Employment Agreement (Waiver and Release) insofar as it relates to material contained in this Section 4.5, effective on the Effective Date.

4.6 TERMINATION BY THE COMPANY FOR CAUSE. If the Company terminates Executive's employment for Cause during the Post-Change Employment Period or Imminent Control Change Period, Section 6.1 of the Employment Agreement (Termination for Cause or Other than for Good Reason, etc.) shall not apply, and the Company's sole obligation to Executive under Articles II and IV shall be to pay Executive, a lump-sum cash amount equal to all Accrued Obligations determined as of the Termination Date. The LTIP Bonus shall be governed according to the terms of the LTIP and New LTIP, as applicable.

4.7  TERMINATION BY EXECUTIVE OTHER THAN FOR GOOD REASON.

     (a) If Executive terminates employment during the Post-Change Employment Period or Imminent Control change Period other than for Retirement, Good Reason, Disability or Death, Section 6.2 of the Employment Agreement (Termination for Retirement, Death or Disability) shall not apply, and the Company's sole obligation to Executive under Articles II and IV shall be to pay Executive, a lump-sum cash amount equal to all Accrued Obligations determined as of the Termination Date. The LTIP Bonus shall be governed according to the terms of the LTIP and New LTIP, as applicable.

     (b) If Executive terminates employment during the Post-Change Employment Period or Imminent Control Change Period due to his Retirement,
          Section 6.2 of the Employment Agreement (Termination for Retirement, Death or Disability) shall govern.

4.8 TERMINATION BY THE COMPANY FOR DISABILITY. If the Company terminates Executive's employment by reason of Executive's Disability during the Post-Change Employment Period or Imminent Control Change Period, Section
     6.2 of the Employment Agreement (Termination for Retirement, Death or Disability) shall not apply, and the Company's sole obligation to Executive under Articles II and IV shall be as follows:

     (a)  to pay Executive (i) the amount  determined in accordance with Section
          6.2 of the Employment Agreement (Termination for Retirement, Death or Disability), and (ii) to the extent not paid under the Employment Agreement, a lump-sum cash amount equal to all Accrued Obligations determined as of the Termination Date, and

     (b) to provide Executive disability and other benefits after the Termination Date that are not less than the most favorable of such benefits then available under Plans of the Company to disabled peer executives of the Company.

     If the Termination Date occurred during an Imminent Control Change Period which had a Consummation Date which is not also a Merger of Equals or a Post-Change Employment Period other than a Post-Merger of Equals Period, such disability and other benefits shall also be no less favorable, in the aggregate, than the most favorable of the disability and other benefits available to Executive under such Plans in effect at any time during the 90-day period immediately preceding (1) the Effective Date if such Termination Date occurred during a Post-Change Employment Period or (2) the date of the Imminent Control Change if such Termination Date occurred during an Imminent Control Change Period. The LTIP Bonus shall also be governed according to the terms of the LTIP and New LTIP, as applicable.

4.9  IF UPON DEATH.  Notwithstanding  anything to the contrary set forth in this
     Article IV, if Executive's employment is terminated by reason of Executive's death during the Post-Change Employment Period or Imminent Control Change Period, Section 6.2 of the Employment Agreement (Termination for Retirement, Death or Disability) shall not apply, and the Company's sole obligations to Executive under Articles II and IV shall be as follows:

     (a) to pay Executive's Beneficiary or estate (i) the amount determined in accordance with Section 6.2 of the Employment Agreement (Termination for Retirement, Death or Disability) and (ii) to the extent not paid under the Employment Agreement, a lump-sum cash amount equal to all Accrued Obligations; and

     (b) to provide Executive's estate or Beneficiary survivor and other benefits that are not less than the most favorable survivor and other benefits then available under Plans of the Company to the estates or the surviving families of peer executives of the Company.

     If the Termination Date occurred during an Imminent Control Change which had a Consummation Date which is not also a Merger of Equals or a Post-Change Employment Period other than a Post-Merger of Equals Period, such survivor benefits shall also be no less favorable, in the aggregate, than the most favorable of the survivor benefits available to Executive under such Plans in effect at any time during the 90-day period immediately preceding (1) the Effective Date if such Termination Date occurred during a Post-Change Employment Period or (2) the date of the Imminent Control Change if such Termination Date occurred during an Imminent Control Change Period. The LTIP Bonus shall be governed according to the terms of the LTIP and New LTIP, as applicable.

4.10 EXECUTIVE'S ELECTION TO WAIVE. Notwithstanding the foregoing provisions of this Article IV or any provision of the Employment Agreement, if Executive's employment is terminated during a Post-Change Employment Period other than for Disability, or other than by the Company for Cause, including under circumstances entitling Executive to payments and provision of benefits under Section 4.1 or 4.2, then Executive may waive ("Severance Waiver") all his rights to such payments and benefits, and all rights to payments and provision of benefits under Section 6.3 of the Employment Agreement; provided, however, that the Severance Waiver shall not include a wavier of payment or provision of Executive's Accrued Obligations. Any such Severance Waiver shall be in writing and shall be delivered to the Company as provided in Section 9.7 within three days if such termination of employment (and in any event prior to receipt of Executive's receipt of any payments or benefits). The provisions of Section 7.1 of the Employment Agreement (non-Competition) shall not apply from and after the date the Severance Waiver is duly delivered to the Company.

                                   ARTICLE V.

                   CERTAIN ADDITIONAL PAYMENTS BY THE COMPANY

5.1 GROSS-UP PAYMENT. During the Supplement Term, this Section 5.1 shall supersede Section 8.1 of the Employment Agreement, effective on an Effective Date. If at any time or from time to time, it shall be determined by the Company's independent auditors, but only after an Effective Date, that any payment or other benefit to Executive pursuant to Article II or
     Article IV of this Supplement and Amendment or otherwise ("POTENTIAL PARACHUTE PAYMENT") is or will become subject to the excise tax imposed by
     Section 4999 of the Code or any similar tax payable under any United States federal, state, local, foreign or other law ("EXCISE Taxes"), then the Company shall pay or cause to be paid a tax gross-up payment ("GROSS-UP PAYMENT") with respect to all such Excise Taxes and other Taxes on the GROSS-UP PAYMENT. The GROSS-UP PAYMENT shall be an amount equal to the product of

     (a) The amount of the Excise Taxes (calculated at the effective marginal rates of all federal, state, local, foreign or other law),

          multiplied by

     (b) A fraction (the "GROSS-UP MULTIPLE"), the numerator of which is one (1.0), and the denominator of which is one (1.0) minus the lesser of
          (i) the sum, expressed as a decimal fraction, of the effective marginal rates of any Taxes and any Excise Taxes applicable to the GROSS-UP PAYMENT or (ii) .80. If different rates of tax are applicable to various portions of a GROSS-UP PAYMENT, the weighted average of such rates shall be used. For purposes of this section, Executive shall be deemed to be subject to the highest effective marginal rate of Taxes.

     The GROSS-UP PAYMENT is intended to compensate Executive for all such Excise Taxes and any other Taxes payable by Executive with respect to the GROSS-UP PAYMENT. The Company shall pay or cause to be paid the Gross-Up Payment to Executive within ten (10) days of the calculation of such amount, but in no event after the Executive makes the payment to the IRS of such Excise Taxes.

5.2  LIMITATION ON GROSS-UP  PAYMENTS.  This section 5.2 shall supersede Section
     8.2 of the Employment Agreement, effective on the Supplement Date.

     (a) To the extent possible, any payments or other benefits to Executive pursuant to Article II and Article IV of this Agreement shall be allocated as consideration for Executive's entry into the covenants of
          Article VII of the Employment Agreement (Restrictive Covenants).

     (b) Notwithstanding any other provision of this Article V, if the aggregate After-Tax Amount (as defined below) of the Potential Parachute Payments and GROSS-UP PAYMENT that, but for this Section 5.2, would be payable to Executive, does not exceed 110% of After-Tax Floor Amount (as defined below), then no GROSS-UP PAYMENT shall be made to Executive and the aggregate amount of Potential Parachute Payments payable to Executive shall be reduced (but not below the Floor Amount) to the largest amount which would both (i) not cause any Excise Tax to be payable by Executive and (ii) not cause any Potential Parachute Payments to become nondeductible by the Company by reason of
          Section 280G of the Code (or any successor provision). For purposes of the preceding sentence, Executive shall be deemed to be subject to the highest effective marginal rate of Taxes.

     (c)  For purposes of this Supplement and Amendment:

          (i) "AFTER-TAX AMOUNT" means the portion of a specified amount that would remain after payment of all Taxes paid or payable by Executive in respect of such specified amount;

          (ii) "FLOOR AMOUNT" means the greatest pre-tax amount of Potential Parachute Payments that could be paid to Executive without causing Executive to become liable for any Excise Taxes in connection therewith; and

          (iii)"AFTER-TAX FLOOR AMOUNT" means the After-Tax Amount of the Floor Amount.

5.3 ADDITIONAL GROSS-UP AMOUNTS. If, for any reason (whether pursuant to subsequently enacted provisions of the Code, final regulations or published rulings of the IRS, or a final judgment of a court of competent jurisdiction) the Company's independent auditors later determine that the amount of Excise Taxes payable by Executive is greater than the amount initially determined pursuant to Section 5.1, then the Company shall, subject to Sections 5.2 and 5.4, pay Executive, within ten (10) days of such determination, or pay to the IRS as required by applicable law, an amount (which shall also be deemed a Gross-Up Payment) equal to the product of:

     (a) the sum of (i) such additional Excise Taxes and (ii) any interest, penalties, expenses or other costs incurred by Executive as a result of having taken a position in accordance with a determination made pursuant to Section 5.1 or 5.4, multiplied by

     (b)  the Gross-Up Multiple.

5.4  AMOUNT INCREASED OR CONTESTED.

     (a) Executive shall notify the Company in writing (an "EXECUTIVE'S NOTICE") of any claim by the IRS or other taxing authority (an "IRS CLAIM") that, if successful, would require the payment by Executive of Excise Taxes in respect of Potential Parachute Payments in an amount in excess of the amount of such Excise Taxes determined in accordance with Section 5.1. Executive's Notice shall include the nature and amount of such IRS Claim, the date on which such IRS Claim is due to be paid (the "IRS CLAIM DEADLINE"), and a copy of all notices and other documents or correspondence received by Executive in respect of such IRS Claim. Executive shall give the Executive's Notice as soon as practicable, but no later than the earlier of (i) 10 days after Executive first obtains actual knowledge of such IRS Claim or (ii) five days before the IRS Claim Deadline; provided, however, that any failure to give such Executive's Notice shall affect the Company's obligations under this Article only to the extent that the Company is actually prejudiced by such failure. If at least one business day before the IRS Claim Deadline the Company shall:

          (i) deliver to Executive a written certificate from the Company's independent auditors ("COMPANY CERTIFICATE") to the effect that, notwithstanding the IRS Claim, the amount of Excise Taxes, interest or penalties payable by Executive is either zero or an amount less than the amount specified in the IRS Claim,

          (ii) pay to Executive, or to the IRS as required by applicable law, an amount (which shall also be deemed a Gross-Up Payment) equal to difference between the product of (x) amount of Excise Taxes, interest and penalties specified in the Company Certificate, if any, multiplied by (y) the Gross-Up Multiple, less the portion of such product, if any, previously paid to Executive by the Company, and

          (iii)direct Executive pursuant to Section 5.4(d) to contest the balance of the IRS Claim,

     then Executive shall pay only the amount, if any, of Excise Taxes, interest and penalties specified in the Company Certificate. In no event shall Executive pay an IRS Claim earlier than 30 business days after having given an Executive's Notice to the Company (or, if sooner, the IRS Claim Deadline).

     (b) At any time after the payment by Executive of any amount of Excise Taxes, other Taxes or related interest or penalties in respect of Potential Parachute Payments (including any such amount equal to or less than the amount of such Excise Taxes specified in any Company Certificate, or IRS Claim), the Company may in its discretion require Executive to pursue a claim for a refund (a "REFUND CLAIM") of all or any portion of such Excise Taxes, other Taxes, interest or penalties as may be specified by the Company in a written notice to Executive.

     (c) If the Company notifies Executive in writing that the Company desires Executive to contest an IRS Claim or to pursue a Refund Claim, Executive shall:

          (i) give the Company all information that it reasonably requests in writing from time to time relating to such IRS Claim or Refund Claim, as applicable,

          (ii) take such action in connection with such IRS Claim or Refund Claim (as applicable) as the Company reasonably requests in writing from time to time, including accepting legal representation with respect thereto by an attorney selected by the Company, subject to the approval of Executive (which approval shall not be unreasonably withheld or delayed),

          (iii)cooperate with the Company in good faith to contest such IRS Claim or pursue such Refund Claim, as applicable,

          (iv) permit the Company to participate in any proceedings relating to such IRS Claim or Refund Claim, as applicable, and

          (v) contest such IRS Claim or prosecute Refund Claim (as applicable) to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company may from time to time determine in its discretion.

     The Company shall control all proceedings in connection with such IRS Claim or Refund Claim (as applicable) and in its discretion may cause Executive to pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the Internal Revenue Service or other taxing authority in respect of such IRS Claim or Refund Claim (as applicable); provided that (i) any extension of the statute of limitations relating to payment of taxes for the taxable year of Executive relating to the IRS Claim is limited solely to such IRS Claim, (ii) the Company's control of the IRS Claim or Refund Claim (as applicable) shall be limited to issues with respect to which a Gross-Up Payment would be payable, and (iii) Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or other taxing authority.

     (d) The Company may at any time in its discretion direct Executive to (i) contest the IRS Claim in any lawful manner or (ii) pay the amount specified in an IRS Claim and pursue a Refund Claim; provided, however, that if the Company directs Executive to pay an IRS Claim and pursue a Refund Claim, the Company shall advance the amount of such payment to Executive on an interest-free basis and shall indemnify Executive, on an after-tax basis, for any Excise Tax or income tax, including related interest or penalties, imposed with respect to such advance.

     (e) The Company shall pay directly all legal, accounting and other costs and expenses (including additional interest and penalties) incurred by the Company or Executive in connection with any IRS Claim or Refund Claim, as applicable, and shall indemnify Executive, on an after-tax basis, for any Excise Tax or income tax, including related interest and penalties, imposed as a result of such payment of costs and expenses.

5.5 REFUNDS. If, after the receipt by Executive or the IRS of any payment or advance of Excise Taxes or other Taxes by the Company pursuant to this Article, Executive receives any refund with respect to such Excise Taxes, Executive shall (subject to the Company's complying with any applicable requirements of Section 5.4) promptly pay the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 5.4 or receipt by the IRS of an amount paid by the Company on behalf of the Executive pursuant to Section 5.4, a determination is made that Executive shall not be entitled to any refund with respect to such claim and the Company does not notify Executive in writing of its intent to contest such determination within 30 days after the Company receives written notice of such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid. Any contest of a denial of refund shall be controlled by Section 5.4(d).

                                  ARTICLE VI.

                    EXPENSES, INTEREST AND DISPUTE RESOLUTION

6.1  LEGAL FEES AND OTHER EXPENSES.

     (a) If Executive incurs legal fees or other expenses (including expert witness and accounting fees and arbitration costs and expenses under
          Section 6.3) in an effort to secure, preserve, establish entitlement to or obtain benefits under this Supplement and Amendment, the Company shall, regardless of the outcome of such effort, reimburse Executive on a current basis (in accordance with Section 6.1(b)) for such fees and expenses.

     (b) Reimbursement of legal fees and expenses and gross-up payments shall be made monthly within 10 days after Executive's written submission of a request for reimbursement together with evidence that such fees and expenses were incurred.

     (c) If Executive does not prevail (after exhaustion of all available judicial remedies) in respect of a claim by Executive or by the Company hereunder, and the Company establishes before a court of competent jurisdiction that Executive had no reasonable basis for Executive's claim hereunder, or for Executive's response to the Company's claim hereunder, or that Executive acted in bad faith, no further reimbursement for legal fees and expenses shall be due to Executive in respect of such claim and Executive shall refund any amounts previously reimbursed hereunder with respect to such claim.

     (d) In no event shall Executive be entitled to reimbursement under this Supplement and Amendment and under the Employment Agreement for the same fees, costs or expenses.

     (e) The Company shall promptly reimburse Executive for all attorney's fees, costs and expenses incurred by Executive in connection with the negotiation, execution and delivery of this Supplement and Amendment.

6.2 INTEREST. If the Company does not pay any amount due to Executive under this Supplement and Amendment within ten business days after such amount first became due and owing, interest shall accrue on such amount from the date it became due and owing until the date of payment at an annual rate equal to 300 basis points above the base commercial lending rate published in THE WALL STREET JOURNAL in effect from time to time during the period of such nonpayment.

6.3 BINDING ARBITRATION. Any dispute, controversy or claim arising out of or in connection with or relating to this Supplement and Amendment or any breach or alleged breach thereof, or any benefit or alleged benefit hereunder, shall be submitted to and settled by binding arbitration in Des Moines, Iowa, in accordance with the Commercial Arbitration Rules of the American Arbitration Association. Any dispute, controversy or claim submitted for resolution shall be submitted to three (3) arbitrators, each of whom is a nationally recognized executive compensation specialist. The Company involved in the dispute, controversy or claim, or PFGI if more than one Company is so involved, shall select one arbitrator, the Executive shall select one arbitrator and the third arbitrator shall be selected by the first two arbitrators. Any award rendered shall be final and conclusive upon the parties and a judgment thereon may be entered in the highest court of a forum, state or federal, having jurisdiction. The expenses of the arbitration shall be borne according to Section 6.1. No arbitration shall be commenced after the date when institution of legal or equitable proceedings based upon such subject matter would be barred by the applicable statute of limitations. Notwithstanding anything to the contrary contained in this Section 6.3 or elsewhere in this Supplement and Amendment, either party may bring an action in the District Court of Polk County, or the United States District Court for the Southern District of Iowa, if jurisdiction there lies, in order to maintain the status quo ante of the parties. The "status quo ante" is defined as the last peaceable, uncontested status between the parties. However, neither the party bringing the action nor the party defending the action thereby waives its right to arbitration of any dispute, controversy or claim arising out of or in connection or relating to this Supplement and Amendment. Notwithstanding anything to the contrary contained in this Section 6.3 or elsewhere in this Supplement and Amendment, either party may seek relief in the form of specific performance, injunctive or other equitable relief in order to enforce the decision of the arbitrator(s). The parties agree that in any arbitration commenced pursuant to this Supplement and Amendment, the parties shall be entitled to such discovery (including depositions, requests for the production of documents and interrogatories) as would be available in a federal district court pursuant to Rules 26 through 37 of the Federal Rules of Civil Procedure. In the event that either party fails to comply with its discovery obligations hereunder, the arbitrator(s) shall have full power and authority to compel disclosure or impose sanctions to the full extent of Rule 37 of the Federal Rules of Civil Procedure.

                                  ARTICLE VII.

                   NO SET-OFF OR MITIGATION; NO DOUBLE PAYMENT

7.1 NO SET-OFF BY COMPANY. Executive's right to receive when due the payments and other benefits provided for under this Supplement and Amendment is absolute, unconditional and subject to no setoff, counterclaim or legal or equitable defense. Time is of the essence in the performance by the Company of its obligations under this Supplement and Amendment. Any claim which the Company may have against Executive, whether for a breach of this Supplement and Amendment or otherwise, shall be brought in a separate action or proceeding and not as part of any action or proceeding brought by Executive to enforce any rights against the Company under this Supplement and Amendment.

7.2 NO MITIGATION. Executive shall not have any duty to mitigate the amounts payable by the Company under this Supplement and Amendment by seeking new employment or self-employment following termination. Except as specifically otherwise provided in this Supplement and Amendment, all amounts payable pursuant to this Supplement and Amendment shall be paid without reduction regardless of any amounts of salary, compensation or other amounts which may be paid or payable to Executive as the result of Executive's employment by another employer or self-employment.

7.3 NO DOUBLE PAYMENT. Notwithstanding any other provision of this Supplement and Amendment, the Executive shall not be entitled to payment under both this Supplement and Amendment and the Employment Agreement for the same type of benefit or payment, to the extent such payment would reasonably be considered duplicative. Amounts paid hereunder shall be reduced by amounts paid under the Employment Agreement for the same type of benefit or payment, to the extent such payment would reasonably be considered duplicative.

                                 ARTICLE VIII.

                            NON-EXCLUSIVITY OF RIGHTS

8.1 WAIVER OF CERTAIN OTHER RIGHTS. To the extent that lump sum cash severance payments are made to Executive pursuant to Article IV, Executive hereby waives the right to receive severance payments of severance benefits under any other Plan or agreement of the Company, including under the Employment Agreement.

8.2 OTHER RIGHTS. Except as expressly provided in Section 8.1 or elsewhere in this Supplement and Amendment, this Supplement and Amendment shall not prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other Plans provided by the Company and for which Executive may qualify, nor shall this Supplement and Amendment limit or otherwise affect such rights as Executive may have under any other agreements with the Company. The applicable provisions of the Employment Agreement (including the provision in Article VII (Restricted Covenants)) shall continue to apply, except as expressly provided in Sections 8.1 and
     4.10 or elsewhere in this Supplement and Amendment. Amounts which are vested benefits or which Executive is otherwise entitled to receive under any Plan and any other payment or benefit required by law at or after the Termination Date shall be payable in accordance with such Plan or applicable law except as expressly modified by this Supplement and Amendment.

8.3 NO RIGHT TO CONTINUED EMPLOYMENT. Nothing in this Supplement and Amendment shall guarantee the right of Executive to continue in employment, and the Companies retain the right to terminate the Executive's employment at any time for any reason or for no reason.

                                  ARTICLE IX.

                                  MISCELLANEOUS

9.1 NO ASSIGNABILITY. This Supplement and Amendment is personal to Executive and without the prior written consent of the Company shall not be assignable by Executive otherwise than by will or the laws of descent and distribution. This Supplement and Amendment shall inure to the benefit of and be enforceable by Executive's legal representatives.

9.2 SUCCESSORS. This Supplement and Amendment shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company to assume expressly and agree to perform this Supplement and Amendment in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Any successor to the business or assets of the Company which assumes or agrees to perform this Supplement and Amendment by operation of law, contract, or otherwise shall be jointly and severally liable with the Company under this Supplement and Amendment as if such successor were the Company.

9.3 PAYMENTS TO BENEFICIARY. If Executive dies before receiving amounts to which Executive is entitled under this Supplement and Amendment, such amounts shall be paid in a lump sum to Executive's Beneficiary (or estate).

9.4 NON-ALIENATION OF BENEFITS. Benefits payable under this Supplement and Amendment shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, before actually being received by Executive, and any such attempt to dispose of any right to benefits payable under this Supplement and Amendment shall be void.

9.5 SEVERABILITY. If any one or more Articles, Sections or other portions of this Supplement and Amendment are declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not serve to invalidate any Article, Section or other portion not so declared to be unlawful or invalid. Any Article, Section or other portion so declared to be unlawful or invalid shall be construed so as to effectuate the terms of such Article, Section or other portion to the fullest extent possible while remaining lawful and valid.

9.6 AMENDMENTS. This Supplement and Amendment shall not be amended or modified except by written instrument executed by the Company and Executive.

9.7 NOTICES. All notices and other communications under this Supplement and Amendment shall be in writing and delivered by hand, by nationally-recognized delivery service that promises overnight delivery, or by first-class registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to Executive, to Executive at his most recent home address on file with the Company.

     With a copy to:

     Susan  Daley,  Esq.
     Altheimer  & Grey
     10 South  Wacker  Drive,  Suite 4000
     Chicago, Illinois 60606
     Facsimile No.: (312) 715-4800


     If to any Company:

     Principal  Financial  Group,  Inc.
     711 High Street Des Moines,  Iowa 50392
     Attention: Karen Shaff
     Facsimile No.: (515) 235-9852

     With copy to:

     Pamela Baker, Esq.
     Sonnenschein Nath & Rosenthal
     8000 Sears Tower
     Chicago, Illinois 60606
     Facsimile No.: (312) 876-7934

     or to such other address as either party shall have furnished to the other in writing. Notice and communications shall be effective when actually received by the addressee.

9.8 CONTINUING VALIDITY OF EMPLOYMENT AGREEMENT. Except as amended herein or as subsequently amended, the Employment Agreement shall remain in effect in accordance with its terms.

9.9 COUNTERPARTS. This Supplement and Amendment may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together constitute one and the same instrument.

9.10 GOVERNING LAW. This Supplement and Amendment shall be interpreted and construed in accordance with the laws of the State of Iowa, without regard to its choice of law principles.

9.11 CAPTIONS. The captions of this Supplement and Amendment are not a part of the provisions hereof and shall have no force or effect.

9.12 NUMBER AND GENDER. Wherever appropriate, the singular shall include the plural, the plural shall include the singular, and the masculine shall include the feminine.

9.13 TAX WITHHOLDING. The Company may withhold from any amounts payable under this Supplement and Amendment any Taxes that are required to be withheld pursuant to any applicable law or regulation and may report all such amounts payable to such authority as is required by any applicable law or regulation.

9.14 WAIVER. Executive's failure to insist upon strict compliance with any provision of this Supplement and Amendment shall not be deemed a waiver of such provision or any other provision of this Supplement and Amendment. A waiver of any provision of this Supplement and Amendment shall not be deemed a waiver of any other provision, and any waiver of any default in any such provision shall not be deemed a waiver of any later default thereof or of any other provision.

9.15 JOINT AND SEVERAL LIABILITY. The obligations of the Companies to Executive under this Supplement and Amendment shall be joint and several.

9.16 ENTIRE  AGREEMENT.  This  Supplement  and  Amendment,   together  with  the
     Employment Agreement, contains the entire understanding ---------------- of the Companies and Executive with respect to its subject matter.

IN WITNESS WHEREOF, Executive, Principal Financial Group, Inc. Principal Financial Services, Inc., and Principal Life Insurance Company have executed this Supplement and Amendment as of the date first above written.

                                            EXECUTIVE


                                            /s/ J. BARRY GRISWELL
                                            ------------------------------------
                                            J. Barry Griswell


                                            PRINCIPAL FINANCIAL GROUP, INC.


                                            By: --------------------------------
                                            Title:  CHAIRMAN, HUMAN RESOURCES
                                                    COMMITTEE OF THE BOARD


                                            PRINCIPAL FINANCIAL SERVICES, INC.


                                            By: --------------------------------
                                            Title:  CHAIRMAN, HUMAN RESOURCES
                                                    COMMITTEE OF THE BOARD


                                            PRINCIPAL LIFE INSURANCE COMPANY


                                            By: --------------------------------
                                            Title:  CHAIRMAN, HUMAN RESOURCES
                                                    COMMITTEE OF THE BOARD

                                    EXHIBIT A

                               WAIVER AND RELEASE


This agreement, release and waiver (the "RELEASE"), made as of the ___ day of ________________, _____ (the "Effective Date"), is made by and among Principal Financial Group, Inc., a Delaware corporation, Principal Financial Services, Inc., an Iowa corporation, Principal Life Insurance Company, an Iowa corporation ("COMPANY"), and _____________________ ("EXECUTIVE").

WHEREAS, the Company and Executive have entered into a Change of Control Employment Agreement dated , ("AGREEMENT");

NOW THEREFORE, in consideration for receiving benefits and severance pursuant to the Agreement, and in consideration of the representations, covenants and mutual promises set forth in this Release, the parties agree as follows:

1. RELEASE. Except with respect to the Company' obligations under the Agreement, the Executive, and Executive's heirs, executors, assigns, representatives, agents, legal representatives, and personal representatives, hereby releases, acquits and forever discharges the Company, its agents, subsidiaries, affiliates, respective officers, directors, agents, servants, employees, attorneys, shareholders, successors, assigns and affiliates, of and from any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities and obligations of every kind and nature, in law, equity, or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed, arising out of or in any way related to agreements, events, acts or conduct at any time prior to the day prior to execution of this Release, including but not limited to: any and all such claims and demands directly or indirectly arising out of or in any way connected with the Executive's employment with the Company; the Executive's termination of employment with the Company; claims or demands related to salary, bonuses, commissions, stock, stock options, or any other ownership interests in the Company, vacation pay, fringe benefits, expense reimbursements, sabbatical benefits, severance benefits, or any other form of compensation or equity; claims pursuant to any federal, state, local law, statute, ordinance or cause of action including, but not limited to, the federal Civil Rights Act of 1964, as amended; the federal Age Discrimination in Employment Act of 1967, as amended; the federal Americans with Disabilities Act of 1990; tort law; contract law; wrongful discharge; discrimination; fraud; defamation; harassment; emotional distress; or breach of the implied covenant of good faith and fair dealing. This Release does not apply to any benefits to which the Executive may be entitled under a Company sponsored tax qualified retirement or savings plan.

2. RELEASE BY COMPANY. Except with respect to the Executive's obligations under the Agreement, including but not limited to the covenants entered into pursuant to the eligibility requirements of the Agreement, the Company, and its agents, subsidiaries, attorneys, representatives, successors, and assigns, hereby release, acquit and forever discharge the Executive, and Executive's heirs, executors, assigns, representatives, agents, legal representatives, and personal representatives, of and from any and all claims, liabilities, demands, causes of action, costs, expenses, attorneys fees, damages, indemnities and obligations of every kind and nature, in law, equity, or otherwise, known and unknown, suspected and unsuspected, disclosed and undisclosed, arising out of or in any way related to agreements, events, acts or conduct at any time prior to the day prior to execution of this Release, including but not limited to: any and all claims and demands directly or indirectly arising out of or in any way connected with the Executive's employment with the Company.

3. NO INDUCEMENT. Executive agrees that no promise or inducement to enter into this Release has been offered or made except as set forth in this Release, that the Executive is entering into this Release without any threat or coercion and without reliance or any statement or representation made on behalf of the Company or by any person employed by or representing the Company, except for the written provisions and promises contained in this Release.

4. DAMAGES. The parties agree that damages incurred as a result of a breach of this Release will be difficult to measure. It is, therefore, further agreed that, in addition to any other remedies, equitable relief will be available in the case of a breach of this Release. It is also agreed that, in the event of a breach of this Release by Executive, the Company may withhold, retain, or require reimbursement of all or any portion of the benefits and payments under the Agreement.

5. ADVICE OF COUNSEL; TIME TO CONSIDER; REVOCATION. Executive acknowledges the following:

     (a) Executive has read this Release, and understands its legal and binding effect. Executive is acting voluntarily and of Executive's own free will in executing this Release.

     (b) Executive has been advised to seek and has had the opportunity to seek legal counsel in connection with this Release.

     (c) Executive was given at least 21 days to consider the terms of this Release before signing it.

     Executive understands that, if Executive signs the Release, Executive may revoke it within seven days after signing it. Executive understands that this Release will not be effective until after the seven-day period has expired.

6. SEVERABILITY. If all or any part of this Release is declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not invalidate any other portion of this Release. Any section or a part of a section declared to be unlawful or invalid shall, if possible, be construed in a manner which will give effect to the terms of the section to the fullest extent possible while remaining lawful and valid.

7. AMENDMENT. This Release shall not be altered, amended, or modified except by written instrument executed by the Companies and the Executive. A waiver of any portion of this Release shall not be deemed a waiver of any other portion of this Release.

8. COUNTERPARTS. This Release may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same instrument.

9. HEADINGS. The headings of this Release are not part of the provisions hereof and shall not have any force or effect.

10. APPLICABLE LAW. The provisions of this Release shall be interpreted and construed in accordance with the laws of the State of Iowa without regard to its choice of law principles.

IN WITNESS WHEREOF, the parties have executed this Release as of the dates specified below.

                         EXECUTIVE

                         -------------------------------------------------------
                         DATE: -------------------------------------------------

                         PRINCIPAL FINANICAL GROUP, INC.

                         By:   -------------------------------------------------
                         Title:-------------------------------------------------
                         DATE: -------------------------------------------------

                         PRINCIPAL FINANCIAL SERVICES, INC.

                         By:   -------------------------------------------------
                         Title:-------------------------------------------------
                         DATE: -------------------------------------------------

                         PRINCIPAL LIFE INSURANCE COMPANY

                         By:   -------------------------------------------------
                         Title:-------------------------------------------------
                         DATE: -------------------------------------------------

                                                                      Exhibit 12

                         PRINCIPAL FINANCIAL GROUP, INC.

                 COMPUTATION OF EARNINGS TO FIXED CHARGES RATIO


                                                    FOR THE
                                                   SIX MONTHS
                                                     ENDED                                   FOR THE
                                                    JUNE 30,                         YEAR ENDED DECEMBER 31,
                                             ------------------------  -------------------------------------------------------------
                                                2004        2003         2003        2002         2001        2000        1999
                                             ----------- ------------  ----------- ----------- ----------- ----------- -------------
                                                                              ($ IN MILLIONS)

1.  Income from continuing operations
      before income taxes...................   $ 370.9     $ 331.8      $  824.3     $  371.5    $  249.9   $  751.1    $  975.3
2.  Interest expense........................      52.3        51.0         104.3         99.2        96.7      116.8       145.4
3.  Interest factor of rental expense.......       2.3         4.0           4.6          8.0         9.4       15.1         9.9
4.  Undistributed income from equity
      investees.............................      (4.5)       (6.8)        (18.3)         4.3       (17.4)     (27.1)      (99.7)
                                             ----------- ------------  ----------- ----------- ----------- ----------- -------------
5.  Earnings before interest credited on
      investment products...................     421.0       380.0         914.9        483.0       338.6      855.9     1,030.9
6.  Interest credited on investment
      products..............................     365.6       366.1         735.7        743.4       773.1      723.5       708.5
                                             ----------- ------------  ----------- ----------- ----------- ----------- -------------
7.  Earnings................................   $ 786.6     $ 746.1      $1,650.6     $1,226.4    $1,111.7   $1,579.4    $1,739.4
                                             =========== ============  =========== =========== =========== =========== =============

8.  Interest expense........................   $  52.3     $  51.0      $  104.3     $   99.2    $   96.7   $  116.8    $  145.4
9.  Interest factor of rental expense.......       2.3         4.0           4.6          8.0         9.4       15.1         9.9
10. Preferred stock dividend requirements
      of majority-owned subsidiaries (non-
      intercompany).........................       0.2         0.7           1.2          0.4         -          -           -
                                             ----------- ------------  ----------- ----------- ----------- ----------- -------------
11. Fixed charges before interest credited
      on investment products................      54.8        55.7         110.1        107.6       106.1      131.9       155.3
12. Interest credited on investment
      products..............................     365.6       366.1         735.7        743.4       773.1      723.5       708.5
                                             ----------- ------------  ----------- ----------- ----------- ----------- -------------
13. Fixed charges...........................   $ 420.4     $ 421.8      $  845.8     $  851.0    $  879.2   $  855.4    $  863.8
                                             =========== ============  =========== =========== =========== =========== =============
14. Ratio of earnings to fixed charges
      before interest credited on investment
      products (Line item 5/Line item 11)...       7.7         6.8           8.3          4.5        3.2         6.5         6.6
15. Ratio of earnings to fixed charges
      (Line item 7/Line item 13)............       1.9         1.8           2.0          1.4        1.3         1.8         2.0


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


Date:  August 4, 2004
                                              /S/ J. BARRY GRISWELL
                                              ----------------------------------
                                              J. Barry Griswell
                                              Chairman, President and Chief
                                              Executive Officer

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


Date:  August 4, 2004


                                              /S/ MICHAEL H. GERSIE
                                              ----------------------------------
                                              Michael H. Gersie
                                              Executive Vice President and
                                              Chief Financial Officer

                                                                    Exhibit 32.1


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.



                                              /S/ J. BARRY GRISWELL
                                              ----------------------------------
                                              J. Barry Griswell
                                              Chairman, President and Chief
                                              Executive Officer
                                              Date:  August 4, 2004

                                                                    Exhibit 32.2


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.



                                              /S/ MICHAEL H. GERSIE
                                              ----------------------------------
                                              Michael H. Gersie
                                              Executive Vice President and
                                              Chief Financial Officer
                                              Date:  August 4, 2004