Form 10-Q
period 2004-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2004-11-04
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-Q

                               ------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

The total number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 28, 2004 was 306,960,217.

                         PRINCIPAL FINANCIAL GROUP, INC.
                                TABLE OF CONTENTS


                                                                           PAGE
PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
              Consolidated Statements of Financial Position at
                  September 30, 2004 (Unaudited) and December 31, 2003..... 3
              Unaudited Consolidated Statements of Operations for the
                  three months and nine months ended September 30, 2004
                  and 2003................................................. 4
              Unaudited Consolidated Statements of Stockholders' Equity
                  for the nine months ended September 30, 2004 and 2003.... 6
              Unaudited Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2004 and 2003............ 7
              Notes to Unaudited Consolidated Financial Statements -
                  September 30, 2004....................................... 9
     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................ 43
     Item 3. Quantitative and Qualitative Disclosures about Market Risk.... 96
     Item 4. Controls and Procedures....................................... 102

PART II - OTHER INFORMATION
     Item 1.  Legal proceedings............................................ 102
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.. 103
     Item 6.  Exhibits..................................................... 104
     Signature............................................................. 105

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PRINCIPAL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                     2004                2003
                                                                               ------------------ ------------------
                                                                                   (Unaudited)        (Note 1)
                                                                                           (IN MILLIONS)
ASSETS
Fixed maturities, available-for-sale........................................     $    39,681.6       $   37,418.4
Fixed maturities, trading...................................................             101.2              102.9
Equity securities, available-for-sale.......................................             797.7              699.2
Mortgage loans..............................................................          11,548.8           11,251.6
Real estate.................................................................           1,072.7            1,526.1
Policy loans................................................................             809.7              804.1
Other investments...........................................................           1,223.6            1,412.1
                                                                               ------------------ ------------------
   Total investments........................................................          55,235.3           53,214.4

Cash and cash equivalents...................................................           1,902.5            1,192.5
Accrued investment income...................................................             650.4              656.6
Premiums due and other receivables..........................................             874.9              714.9
Deferred policy acquisition costs...........................................           1,739.1            1,568.9
Property and equipment......................................................             431.5              445.2
Goodwill....................................................................             234.9              175.8
Other intangibles...........................................................             155.7              121.0
Separate account assets.....................................................          47,593.1           43,407.8
Assets of discontinued operations...........................................               -              5,425.1
Other assets................................................................             959.0              832.2
                                                                               ------------------ ------------------
   Total assets.............................................................     $   109,776.4       $  107,754.4
                                                                               ================== ==================
LIABILITIES
Contractholder funds........................................................     $    31,547.2       $   28,896.4
Future policy benefits and claims...........................................          15,738.1           15,450.8
Other policyholder funds....................................................             726.8              709.1
Short-term debt.............................................................             145.4              702.8
Long-term debt..............................................................             847.2            1,374.3
Income taxes payable........................................................             729.7              113.9
Deferred income taxes.......................................................           1,119.6            1,198.9
Separate account liabilities................................................          47,593.1           43,407.8
Liabilities of discontinued operations......................................               -              4,575.3
Other liabilities...........................................................           3,634.9            3,925.5
                                                                               ------------------ ------------------
   Total liabilities........................................................         102,082.0          100,354.8

STOCKHOLDERS' EQUITY
Common stock,  par value  $.01 per share - 2,500.0  million  shares authorized, 378.3 million and 377.4 million shares issued, and 307.0 million and 320.7 million shares outstanding in 2004 and 2003,
   respectively.............................................................               3.8                3.8
Additional paid-in capital..................................................           7,231.1            7,153.2
Retained earnings...........................................................           1,242.5              630.4
Accumulated other comprehensive income......................................           1,282.2            1,171.3
Treasury stock, at cost (71.3 million and 56.7 million shares in 2004 and
   2003, respectively)......................................................          (2,065.2)          (1,559.1)
                                                                               ------------------ ------------------
   Total stockholders' equity...............................................           7,694.4            7,399.6
                                                                               ------------------ ------------------
   Total liabilities and stockholders' equity...............................     $   109,776.4       $  107,754.4
                                                                               ================== ==================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                 -------------------------------    --------------------------------
                                                       2004             2003             2004            2003
                                                 -------------- ----------------    ---------------  ---------------
                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
REVENUES
Premiums and other considerations..............      $  923.8         $  867.8         $2,736.8        $ 2,648.2
Fees and other revenues........................         363.6            289.3          1,060.4            832.6
Net investment income..........................         822.5            821.4          2,397.9          2,423.2
Net realized/unrealized capital losses.........         (21.3)            (6.4)          (130.1)           (90.6)
                                                 -------------- ----------------    ---------------  ---------------
   Total revenues..............................       2,088.6          1,972.1          6,065.0          5,813.4

EXPENSES
Benefits, claims and settlement expenses.......       1,238.0          1,174.4          3,645.2          3,554.3
Dividends to policyholders.....................          72.0             78.7            219.7            232.7
Operating expenses.............................         543.3            494.5          1,593.9          1,470.1
                                                 -------------- ----------------    ---------------  ---------------
   Total expenses..............................       1,853.3          1,747.6          5,458.8          5,257.1
                                                 -------------- ----------------    ---------------  ---------------
Income from continuing operations before
   income taxes................................         235.3            224.5            606.2            556.3

Income taxes...................................          40.7             55.8            119.3            136.9
                                                 -------------- ----------------    ---------------  ---------------
Income from continuing operations, net of
   related income taxes........................         194.6            168.7            486.9            419.4

Income from discontinued operations, net of
   related income taxes........................         104.2             19.2            130.9            126.4
                                                 -------------- ----------------    ---------------  ---------------
Income before cumulative effect of
   accounting changes..........................         298.8            187.9            617.8            545.8
Cumulative effect of accounting changes, net
   of related income taxes.....................           -               (3.4)            (5.7)            (3.4)
                                                 -------------- ----------------    ---------------  ---------------
Net income.....................................      $  298.8         $  184.5         $  612.1        $   542.4
                                                 ============== ================    ===============  ===============


                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                   -------------------------------- --------------------------------
                                                        2004            2003             2004            2003
                                                   --------------- ---------------- --------------- ----------------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
EARNINGS PER COMMON SHARE
Basic earnings per common share:
   Income from continuing operations, net of
     related income taxes.....................        $  0.62         $ 0.52           $  1.54          $ 1.28
   Income from discontinued operations, net
     of related income taxes..................           0.34           0.06              0.41            0.39
                                                   --------------- ---------------- --------------- ----------------
   Income before cumulative effect of
     accounting changes.......................           0.96           0.58              1.95            1.67
   Cumulative effect of accounting changes,
     net of related income taxes..............           -             (0.01)            (0.02)          (0.01)
                                                   --------------- ---------------- --------------- ----------------
   Net income.................................        $  0.96         $ 0.57           $  1.93          $ 1.66
                                                   =============== ================ =============== ================

Diluted earnings per common share:
   Income from continuing operations, net of
     related income taxes.....................        $  0.62         $ 0.52           $  1.53          $ 1.28
   Income from discontinued operations, net
     of related income taxes..................           0.33           0.06              0.41            0.39
                                                   --------------- ---------------- --------------- ----------------
   Income before cumulative effect of
     accounting changes.......................           0.95           0.58              1.94            1.67
   Cumulative effect of accounting changes,
     net of related income taxes..............           -             (0.01)            (0.02)          (0.01)
                                                   --------------- ---------------- --------------- ----------------
   Net income.................................        $  0.95         $ 0.57           $  1.92          $ 1.66
                                                   =============== ================ =============== ================


SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                              ACCUMULATED
                                                  ADDITIONAL                    OTHER                        TOTAL
                                     COMMON        PAID-IN      RETAINED     COMPREHENSIVE    TREASURY    STOCKHOLDERS'  OUTSTANDING
                                     STOCK         CAPITAL      EARNINGS       INCOME          STOCK        EQUITY         SHARES
                                 -------------- ------------- ----------- ----------------- ----------- --------------- ------------
                                                                   (IN MILLIONS)                                      (IN THOUSANDS)

BALANCES AT JANUARY 1, 2003.....      $3.8        $7,106.3     $   29.4      $  635.8        $(1,118.1)     $6,657.2     334,419.3
Shares issued, net of call
  options.......................       -              14.9          -             -                -            14.9         578.0
Stock-based compensation........       -              18.0          -             -                -            18.0
Treasury stock acquired and
  sold, net.....................       -               3.2          -             -             (366.0)       (362.8)    (12,156.3)
Comprehensive income:
  Net income....................       -               -          542.4           -                -           542.4
  Net unrealized gains..........       -               -            -           816.6              -           816.6
  Provision for deferred income
    taxes.......................       -               -            -          (294.7)             -          (294.7)
  Net foreign currency
    translation adjustment......       -               -            -            35.5              -            35.5
  Cumulative effect of
    accounting change, net of
    related income taxes........       -               -            -             9.2              -             9.2
                                                                                                        ---------------
Comprehensive income............                                                                             1,109.0
                                 -------------- ------------- ----------- ----------------- ----------- --------------- ------------
BALANCES AT SEPTEMBER 30, 2003..      $3.8        $7,142.4     $  571.8      $1,202.4        $(1,484.1)     $7,436.3     322,841.0
                                 ============== ============= =========== ================= =========== =============== ============

BALANCES AT JANUARY 1, 2004.....      $3.8        $7,153.2     $  630.4      $1,171.3        $(1,559.1)     $7,399.6     320,667.5
Shares issued...................                      36.2          -             -                -            36.2         850.7
Stock-based compensation and
  additional related tax
  benefits......................       -              33.3          -             -                -            33.3
Tax benefits related to
  initial public offering.......       -               8.4          -             -                -             8.4
Treasury stock acquired.........       -               -            -             -             (506.1)       (506.1)    (14,558.0)
Comprehensive income:
  Net income....................       -               -          612.1           -                -           612.1
  Net unrealized gains..........       -               -            -           142.2              -           142.2
  Provision for deferred income
    tax benefit.................       -               -            -           (26.6)             -           (26.6)
  Net foreign currency
    translation adjustment, net
    of related income taxes.....       -               -            -            (7.2)             -            (7.2)
  Minimum pension liability, net
    of related income taxes.....       -               -            -             2.5              -             2.5
                                                                                                        ---------------
Comprehensive income............                                                                               723.0
                                 -------------- ------------- ----------- ----------------- ----------- --------------- ------------
BALANCES AT SEPTEMBER 30, 2004..      $3.8        $7,231.1     $1,242.5      $1,282.2        $(2,065.2)     $7,694.4     306,960.2
                                 ============== ============= =========== ================= =========== =============== ============


SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                      -----------------------------------
                                                             2004             2003
                                                      ------------------ ----------------
                                                                   (IN MILLIONS)
OPERATING ACTIVITIES
Net income............................................     $   612.1        $    542.4
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Income from discontinued operations, net of
       related income taxes...........................        (130.9)           (126.4)
    Cumulative effect of accounting changes,
       net of related income taxes....................           5.7               3.4
    Amortization of deferred policy acquisition costs.         151.6             139.6
    Additions to deferred policy acquisition costs....        (338.9)           (253.0)
    Accrued investment income.........................           6.2              21.7
    Premiums due and other receivables................           6.9               4.0
    Contractholder and policyholder liabilities
       and dividends..................................       1,247.7           1,366.2
    Current and deferred income taxes.................         496.7             246.7
    Net realized/unrealized capital losses............         130.1              90.6
    Depreciation and amortization expense.............          82.8              78.6
    Mortgage loans held for sale, acquired or
       originated.....................................        (728.9)           (716.7)
    Mortgage loans held for sale, sold or repaid, net
       of gain........................................         711.1             738.9
    Real estate acquired through operating activities.         (25.9)            (22.9)
    Real estate sold through operating activities.....          60.9               4.4
    Stock-based compensation..........................          30.9              16.2
    Other.............................................        (323.0)             (9.4)
                                                       ----------------- ----------------
Net adjustments.......................................       1,383.0           1,581.9
                                                       ----------------- ----------------
Net cash provided by operating activities.............       1,995.1           2,124.3

INVESTING ACTIVITIES
Available-for-sale securities:
    Purchases.........................................      (7,531.1)         (7,406.5)
    Sales.............................................       1,548.5           1,653.7
    Maturities........................................       3,788.6           4,002.0
Mortgage loans acquired or originated.................      (1,652.9)         (1,725.4)
Mortgage loans sold or repaid.........................       1,340.4             929.0
Real estate acquired..................................        (205.8)           (198.0)
Real estate sold......................................         233.4              57.0
Net change in property and equipment..................         (35.0)            (15.6)
Net proceeds from sales of subsidiaries...............         819.7              33.6
Purchases of interest in subsidiaries, net of
    cash acquired.....................................        (106.2)            (95.4)
Net change in other investments.......................           7.5              27.0
                                                       ----------------- ----------------
Net cash used in investing activities.................      (1,792.9)         (2,738.6)


                         PRINCIPAL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                      ----------------------------------
                                                             2004             2003
                                                      ----------------- ----------------
                                                                  (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock, net of call options........           22.4              14.9
Acquisition of treasury stock........................         (506.1)           (378.0)
Proceeds from financing element derivatives..........          104.6             114.2
Payments for financing element derivatives...........          (62.3)            (85.1)
Issuance of long-term debt...........................            8.6               4.4
Principal repayments of long-term debt...............         (442.3)            (84.4)
Net repayments of short-term borrowings..............         (430.2)             (9.0)
Investment contract deposits.........................        5,841.6           7,039.5
Investment contract withdrawals......................       (4,004.9)         (6,310.7)
Net increase (decrease) in banking operation
   deposits..........................................          (23.6)            197.3
                                                      ----------------- ----------------
Net cash provided by financing activities............          507.8             503.1
                                                      ----------------- ----------------
Net increase (decrease) in cash and cash equivalents.          710.0            (111.2)

Cash and cash equivalents at beginning of period.....        1,192.5             727.8
                                                      ----------------- ----------------
Cash and cash equivalents at end of period...........      $ 1,902.5         $   616.6
                                                      ================= ================

SEE ACCOMPANYING NOTES.

                         PRINCIPAL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. ("PFG"), its majority-owned subsidiaries and, subsequent to September 30, 2003, its consolidated variable interest entities ("VIE"), have been prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2003, included in our Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission ("SEC"). The accompanying consolidated statement of financial position at December 31, 2003, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the December 31, 2003, and September 30, 2003, financial statements to conform to the September 30, 2004, presentation.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. This EITF was originally effective for the period beginning July 1, 2004. However, on September 30, 2004, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position ("FSP") EITF 03-1-1 delaying the effective date for the accounting and measurement provisions of EITF 03-1 until further clarification can be provided. In September 2004, the FASB also issued a proposed FSP providing this additional clarification. The comment period for this proposed FSP ends October 29, 2004, with the FASB expecting to issue the final FSP in November 2004. Due to the uncertainties that still exist with this guidance, we are unable to estimate the impact EITF 03-1 will have to our consolidated financial statements.

On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised 2003):
CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46R"), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. We adopted FIN 46R effective January 1, 2004, which did not have a material impact on our consolidated financial statements.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SEPARATE ACCOUNTS

At September 30, 2004 and December 31, 2003, the separate accounts included a separate account valued at $736.7 million and $833.9 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statement of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities.

STOCK-BASED COMPENSATION

At September 30, 2004, we have four stock-based compensation plans. We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Awards under our plans vest over periods ranging from one year to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for the three months ended and nine months ended September 30, 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                               -------------------------------  ------------------------------
                                                   2004            2003             2004            2003
                                               ---------------- --------------  --------------- --------------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income, as reported.......................    $ 298.8        $  184.5         $ 612.1         $542.4
Add:  Stock-based compensation expense
  included in reported net income, net
  of related tax effects......................        7.5             5.1            20.1           14.2
Deduct:  Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects.........................        8.3             5.9            22.6           16.7
                                                --------------- --------------  --------------- --------------
Pro forma net income..........................    $ 298.0        $  183.7         $ 609.6         $539.9
                                                =============== ==============  =============== ==============
Basic earnings per share:
  As reported.................................    $   0.96       $    0.57        $   1.93        $  1.66
  Pro forma...................................        0.96            0.57            1.92           1.65

Diluted earnings per share:
  As reported.................................    $   0.95       $    0.57        $   1.92        $  1.66
  Pro forma...................................        0.95            0.57            1.92           1.65


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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

2.   DISCONTINUED OPERATIONS (CONTINUED)

Selected financial information for the discontinued operations of Argentina is as follows:

                                                             AS OF
                                              ----------------------------------
                                                SEPTEMBER 30,      DECEMBER 31,
                                                   2004               2003
                                              ------------------ ---------------
                                                          (IN MILLIONS)
ASSETS
Total investments............................  $      -               $31.3
All other assets.............................         -                10.9
                                              ------------------ ---------------
  Total assets...............................  $      -               $42.2
                                              ================== ===============
LIABILITIES
Policyholder liabilities.....................  $      -               $31.1
All other liabilities........................         -                 2.1
                                              ------------------ ---------------
  Total liabilities..........................  $      -               $33.2
                                              ================== ===============


                                                      FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                ----------------------------     ----------------------------
                                                    2004            2003            2004            2003
                                                -------------    -----------     ------------    ------------
                                                                       (IN MILLIONS)

Total revenues..............................    $      -          $  2.3             $ 5.8        $   8.0
                                                =============    ===========     ============    ============
Income (loss) from discontinued
  operations:
  Income (loss) before income taxes.........    $      -          $  0.8             $ 0.3        $  (1.8)
  Income taxes..............................           -             0.2               0.1            0.2
                                                -------------    -----------     ------------    ------------
  Income (loss) from discontinued
     operations, net of related income
     taxes..................................           -             0.6               0.2           (2.0)
  Income on disposal of discontinued
     operations, net of related income
     taxes..................................          10.1           -                10.1            -
                                                -------------    -----------     ------------    ------------
Net income (loss) ..........................    $     10.1        $  0.6             $10.3        $  (2.0)
                                                =============    ===========     ============    ============

PRINCIPAL RESIDENTIAL MORTGAGE, INC.

On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage, Inc. ("Principal Residential Mortgage") to CitiMortgage, Inc. We closed the sale on July 1, 2004.

Our Mortgage Banking segment, which includes Principal Residential Mortgage, is accounted for as a discontinued operation, under SFAS 144 and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows, and segment operating earnings for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

2.   DISCONTINUED OPERATIONS (CONTINUED)

Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

                                                         AS OF
                                          -------------------------------------
                                              SEPTEMBER 30,      DECEMBER 31,
                                                2004               2003
                                          ------------------ ------------------
                                                        (IN MILLIONS)
ASSETS
Mortgage loans..........................   $      -                $2,256.5
Mortgage loan servicing rights..........          -                 1,951.9
Cash and cash equivalents...............          -                   674.6
All other assets........................          -                   675.8
                                          ------------------ ------------------
  Total assets..........................   $      -                $5,558.8
                                          ================== ==================
LIABILITIES
Short-term debt.........................   $      -                $1,450.9
Long-term debt..........................          -                 1,393.0
All other liabilities...................          -                 2,242.8
                                          ------------------ ------------------
  Total liabilities.....................   $      -                $5,086.7
                                          ================== ==================

                                                     FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                ----------------------------     -----------------------------
                                                    2004            2003            2004            2003
                                                -------------    -----------     ------------    -------------
                                                                         (IN MILLIONS)
Total revenues...............................    $      -           $238.5          $ 446.1         $1,095.5
                                                =============    ===========     ============    =============
Loss from continuing operations, net of                                     .
   related income taxes (corporate
   overhead) ................................    $      -           $ (5.0)         $ (10.3)        $  (13.4)

Income from discontinued
   operations:
   Income before income taxes................           -              5.1             48.3            175.6
   Income taxes..............................           -              1.5             18.3             66.2
                                                -------------    -----------     ------------    -------------
   Income from discontinued
     operations, net of related income
     taxes...................................           -              3.6             30.0            109.4
   Income on disposal of discontinued
     operations, net of related income taxes.          94.1            -               94.1              -
Cumulative effect of accounting change, net
   of related income taxes...................           -            (10.0)             -              (10.0)
                                                -------------    -----------     ------------    -------------
Net income (loss) ...........................    $     94.1         $(11.4)         $ 113.8         $   86.0
                                                =============    ===========     ============    =============

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

2.   DISCONTINUED OPERATIONS (CONTINUED)

Our U.S. Asset Management and Accumulation segment held $804.8 million of residential mortgage banking escrow deposits (reported as other liabilities) as of December 31, 2003. The balance of banking escrow deposits were transferred as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the three months ended September 30, 2003, were $7.1 million. Revenues reclassified to discontinued operations, for the nine months ended September 30, 2004 and 2003, were $(5.6) million and $20.2 million, respectively. Income (loss) from discontinued operations net of related income taxes, for the three months ended September 30, 2003, was $2.6 million. Income (loss) from discontinued operations, net of related income taxes, for the nine months ended September 30, 2004 and 2003, was $(3.5) million and $7.7 million, respectively.

3.  FEDERAL INCOME TAXES

The effective income tax rate on income from continuing operations for the three months and nine months ended September 30, 2004, and 2003, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The effective income tax rate for the three months and nine months ended September 30, 2004, was also reduced due to tax credits on our investment in a synthetic fuel production facility. In addition, the effective income tax rate for the nine months ended September 30, 2004, was also reduced due to a tax benefit associated with the sale of a foreign investment.

4.  EMPLOYEE AND AGENT BENEFITS


COMPONENTS OF NET PERIODIC BENEFIT COST (INCOME):

                                                                        OTHER POSTRETIREMENT
                                             PENSION BENEFITS                 BENEFITS
                                        ---------------------------- ----------------------------
                                            FOR THE THREE MONTHS          FOR THE THREE MONTHS
                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                        ---------------------------- ----------------------------
                                            2004          2003           2004          2003
                                        ------------- -------------- ------------- --------------
                                                                (IN MILLIONS)

Service cost..........................    $  12.8       $  12.3        $ 2.3         $ 3.1
Interest cost.........................       18.3          16.7          3.9           4.5
Expected return on plan assets........      (21.5)        (18.7)        (6.8)         (6.4)
Amortization of prior service
  cost (benefit)......................        0.4           0.4         (0.8)         (0.8)
Amortization of transition asset......        -            (0.1)         -             -
Recognized net actuarial loss.........        4.1           4.4          0.1           0.6
Effect of special events (1)..........      (12.0)          -           (5.4)          -
                                        ------------- -------------- ------------- --------------
Net periodic benefit cost (income)....    $   2.1       $  15.0        $(6.7)        $ 1.0
                                        ============= ============== ============= ==============

------------------------
(1) For the three months ended September 30, 2004, the effect of special events reflects the gain on curtailment of $13.8 million and loss on contractual termination benefits of $1.8 million, related to pension benefits and a gain on curtailment of $5.4 million, related to other postretirement benefits. The gain on curtailment and loss on contractual termination benefits are reflected in the discontinued operations as a result of the Principal Residential Mortgage sale and are further discussed below.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

 4.  EMPLOYEE AND AGENT BENEFITS (CONTINUED)

                                                                       OTHER POSTRETIREMENT
                                             PENSION BENEFITS                 BENEFITS
                                        ---------------------------- ----------------------------
                                            FOR THE NINE MONTHS           FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                        ---------------------------- ----------------------------
                                            2004          2003           2004          2003
                                        ------------- -------------- ------------- --------------
                                                                 (IN MILLIONS)

Service cost..........................    $  38.4       $  36.8        $ 6.8         $ 9.2
Interest cost.........................       55.0          50.2         11.6          13.4
Expected return on plan assets........      (64.6)        (56.1)       (20.5)        (19.3)
Amortization of prior service
  cost (benefit)......................        1.3           1.2         (2.1)         (2.4)
Amortization of transition asset......       (0.1)         (0.4)         -             -
Recognized net actuarial loss.........       12.2          13.4          0.5           2.1
Effect of special events (1)..........      (12.0)          -           (5.4)          -
                                        ------------- -------------- ------------- --------------
Net periodic benefit cost (income)....    $  30.2       $  45.1        $(9.1)        $ 3.0
                                        ============= ============== ============= ==============

-----------------------
(1) For the nine months ended September 30, 2004, effect of special events reflects the gain on curtailment of $13.8 million and loss on contractual termination benefits of $1.8 million, related to pension benefits and a gain on curtailment of $5.4 million, related to other postretirement benefits. The gain on curtailment and loss on contractual termination benefits are reflected in the discontinued operations as a result of the Principal Residential Mortgage sale and are further discussed below.

IMPACT OF PRINCIPAL RESIDENTIAL MORTGAGE DIVESTITURE

On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc. We closed the sale on July 1, 2004. The sale resulted in curtailment and termination accounting recognition under SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS ("SFAS 88"), for the home office plans that provided pension benefits to the Principal Residential Mortgage participants. The effect of the curtailment and contractual termination benefits is reflected in the discontinued operations of Principal Residential Mortgage.

The sale of Principal Residential Mortgage also resulted in a curtailment under SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS ("SFAS 106"), for the home office plans that provided retiree health and life insurance benefits to the Principal Residential Mortgage participants. The effects of the curtailment is reflected in the discontinued operations of Principal Residential Mortgage.

The home office pension plans were remeasured as of July 1, 2004. The assumptions used to determine the benefit obligations as of July 1, 2004, for the home office pension plans were a discount rate of 6.5%, a weighted rate of compensation increase of 5.0%, and an expected long-term return on plan assets of 8.5%. These same assumptions were used to develop the net periodic pension benefit cost for the fourth quarter of 2004 for the home office pension plans. We use an October 1 measurement date, which results in a three-month lag between the measurement date and the fiscal year-end. Therefore, the July 1, 2004, remeasurement would first affect the net periodic pension benefit cost within continuing operations in fourth quarter of 2004.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

4.  EMPLOYEE AND AGENT BENEFITS (CONTINUED)

The home office retiree health and life insurance benefit plans were remeasured as of July 1, 2004. The assumptions used to determine the benefit obligations as of July 1, 2004, for the home office retiree health and life insurance plans were a discount rate of 6.5%, a weighted rate of compensation increase of 5.0%, a weighted average expected long-term return on plan assets of 7.3%, and a health care cost initial trend rate of 12.0% decreasing to an ultimate rate of 5.0% in the year 2011. These same assumptions were used to develop the net periodic other postretirement benefit cost for the fourth quarter of 2004 for the home office retiree health and life insurance plans. The July 1, 2004, remeasurement would first affect the net periodic other postretirement benefit cost within continuing operations in fourth quarter of 2004.

CONTRIBUTIONS

We anticipate contributing $1.4 million in 2004 to fund our other postretirement benefit plans. We contributed approximately $0.5 million and $0.9 million during the three months ended and nine months ended September 30, 2004, respectively.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We are not required to fund a minimum annual contribution under ERISA for the qualified pension plan. However, it is possible that we may fund the plans in 2004 in the range of $30 million to $50 million for both the qualified and nonqualified plans. During the three months ended and nine months ended September 30, 2004, $10.5 million and $21.0 million have been contributed to the nonqualified plans, respectively.

REVERSAL OF THE ADDITIONAL MINIMUM LIABILITY

After remeasuring the pension plan as of July 1, 2004, we no longer have the need to record an additional minimum liability, as the assets now exceed the accumulated benefit obligation under the qualified plan and the accrued pension cost for the nonqualified plans exceeds the minimum liability. As a result, we reversed the minimum liability of $3.9 million (less the tax impact of $1.4 million), originally recorded during 2003, through other comprehensive income during the third quarter of 2004.

EXPECTED IMPACT OF MEDICARE PRESCRIPTION DRUG, IMPROVEMENT AND MODERNIZATION ACT OF 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. This Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree prescription drug benefit plans that are deemed to be actuarially equivalent to the Medicare Part D program. On May 19, 2004, the FASB issued Staff Position No. 106-2, ACCOUNTING AND DISCLOSURE REQUIREMENTS RELATED TO THE MEDICARE PRESCRIPTION DRUG MODERNIZATION ACT OF 2003 ("FSP 106-2"). FSP 106-2 provides guidance on the accounting for the effects of the Act. In accordance with the deferral provision of FSP 106-2, we elected not to incorporate the prescription drug subsidies into our calculation prior to July 1, 2004, as we had not yet determined that the benefits provided by the plan were actuarially equivalent to Medicare. After both the issuance of FSP 106-2 and our decision to defer, the Centers of Medicare and Medicaid Services ("CMS") issued proposed regulations on July 26, 2004, that provided guidance on the definition of actuarially equivalent retiree prescription drug coverage. These regulations aided in our determination during the third quarter, 2004 that the majority of our retiree prescription drug benefit coverage is actuarially equivalent. As a result, we remeasured our accumulated benefit obligation to incorporate the impact of the Act. This resulted in a reduction to the

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

4.  EMPLOYEE AND AGENT BENEFITS (CONTINUED)

accumulated benefit obligation of $22.4 million. The remeasurement will result in a reduction of the net periodic postretirement benefit cost of $0.7 million within continuing operations in the fourth quarter of 2004 since we use a three-month lag between our measurement date and fiscal year end.

The effect of the subsidy on the measurement of net periodic postretirement costs for the fourth quarter 2004 is amortization of actuarial experience gain of $0.1 million, a decrease in service cost of $0.2 million, and a decrease in interest cost of $0.4 million.

Assumptions used in the calculation of the decrease in the accumulated benefit obligation include:

o A federal subsidy of $418 and $522 (in 2006 dollars) per home office and agent/manager participants, respectively, beginning in 2006,
o The subsidy will increase with the assumed health care trend rate after 2006,
o Receipt of reimbursements from Medicare in the same year that we pay our drug claims, and
o    No changes in retiree participation rates.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in millions):

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                              -------------------------------    ------------------------------
                                                   2004             2003             2004             2003
                                              --------------    -------------    -------------    -------------
COMPREHENSIVE INCOME (LOSS):
Net income...............................       $  298.8            $ 184.5        $   612.1          $  542.4
Net change in unrealized gains and
  losses on fixed maturities,
  available-for-sale.....................          906.0             (464.9)           132.6             920.3
Net change in unrealized gains and
  losses on equity securities,
  available-for-sale.....................            4.0               (6.1)            (6.5)              7.9
Net change in unrealized gains and
  losses on equity method subsidiaries
  and minority interest adjustments......          (15.4)              11.9            (23.5)              6.6
Adjustments for assumed changes in
  amortization patterns:
  Deferred policy acquisition costs......          (66.4)              60.2             13.9             (78.7)
  Sales inducements......................           (5.3)               -               (2.2)              -
  Unearned revenue reserves..............            2.2               (6.5)            (2.6)             (0.4)
Net change in unrealized gains and
  losses on derivative instruments.......            3.7               36.8             42.7              54.9
Adjustments to unrealized gains and
  losses for Closed Block
  policyholder dividend obligation.......          (90.4)              38.2            (12.2)            (94.0)
Provision for deferred income tax
  benefit (expense)......................         (255.5)             103.7            (26.6)           (294.7)
Change in net foreign currency
  translation adjustment, net of
  related income taxes...................           35.7               (0.7)            (7.2)             35.5
Change in minimum pension liability,
  net of related income taxes............            2.5                -                2.5               -
Cumulative effect of accounting change,
  net of related income taxes............            -                  9.2              -                 9.2
                                              --------------    -------------    -------------    -------------
Comprehensive income (loss)..............       $  819.9            $ (33.7)       $   723.0          $1,109.0
                                              ==============    =============    =============    =============


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

6. DEBT

LONG-TERM DEBT

The components of long-term debt as of September 30, 2004 and December 31, 2003, were as follows (in millions):

                                                                            AS OF                AS OF
                                                                         SEPTEMBER 30,         DECEMBER 31
                                                                            2004                 2003
                                                                     ------------------- -------------------
7.95% notes payable, due 2004.......................................    $      -            $   200.0
8.2% notes payable, due 2009........................................         464.1              464.0
7.875% surplus notes payable, due 2024..............................           -                199.0
8% surplus notes payable, due 2044..................................          99.2               99.2
Nonrecourse mortgages and notes payable.............................         216.2              340.7
Other mortgages and notes payable...................................          67.7               71.4
                                                                     ------------------- -------------------
Total long-term debt................................................    $    847.2          $ 1,374.3
                                                                     =================== ===================

The amounts included above are net of the discount and direct costs associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

On March 10, 1994, our subsidiary, Principal Life Insurance Company ("Principal Life") issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. After receiving approval from the Commissioner of Insurance of the State of Iowa (the "Commissioner"), the surplus notes due March 1, 2024, were optionally redeemed by Principal Life on March 1, 2004, in whole at a redemption price of approximately 103.6% of par. Total cash paid for the surplus note redemption on March 1, 2004, was $207.2 million.

7.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

LITIGATION

We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, and life, health and disability insurance. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

In October of 2004, several lawsuits were filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. No lawsuits have been filed against us relating to these issues. We have been monitoring the regulatory and legal issues raised by these lawsuits.

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

7.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS (CONTINUED)

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of September 30, 2004, was approximately $197.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, were determined to be insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac"), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $180.0 million as of September 30, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations required that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to the return of their investment plus interest at 10% per annum from the date of investment. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. A related judicial action is pending. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group, Principal Residential Mortgage, and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. We have accrued for the fair value of such indemnifications issued after January 1, 2003.

8.  SEGMENT INFORMATION

We provide financial products and services through the following segments: U.S. Asset Management and Accumulation, International Asset Management and Accumulation and Life and Health Insurance. In addition, there is a Mortgage

                        PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

8.  SEGMENT INFORMATION (CONTINUED)

Banking (discontinued operations) and Corporate and Other segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

The U.S. Asset Management and Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals and provides asset management services to our asset accumulation business, the life and health insurance operations, the Corporate and Other segment and third-party clients.

The International Asset Management and Accumulation segment offers retirement products and services, annuities, long-term mutual funds and life insurance through subsidiaries in Chile, Mexico, and Hong Kong and joint ventures in Brazil, India, Japan and Malaysia. On June 28, 2004, we entered into a definitive agreement for the sale of all the stock of our Argentine companies, described further in Note 2. Consequently, the results of operations for Argentina are reported as other after-tax adjustments for all periods presented.

The Life and Health insurance segment provides individual life insurance, group health insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance, and group life insurance, throughout the U.S.

On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc. We closed the sale on July 1, 2004. Our Mortgage Banking segment, which includes Principal Residential Mortgage, is accounted for as a discontinued operation under SFAS 144 and, therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows, and segment operating earnings for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004. See Note 2 for further explanation.

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

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

8.  SEGMENT INFORMATION (CONTINUED)

The Corporate and Other segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

                                                            AS OF SEPTEMBER 30,       AS OF DECEMBER 31,
                                                                   2004                     2003
                                                          ----------------------   ---------------------
                                                                          (IN MILLIONS)
ASSETS:
U.S. Asset Management and Accumulation ...............         $   90,264.3               $ 83,904.8
International Asset Management and Accumulation.......              3,375.5                  3,011.4
Life and Health Insurance.............................             12,899.4                 12,171.8
Mortgage Banking......................................                  -                    5,558.8
Corporate and Other ..................................              3,237.2                  3,107.6
                                                          ----------------------   ---------------------
  Total consolidated assets...........................         $  109,776.4               $107,754.4
                                                          ======================   =====================


                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------------   ------------------------------
                                                   2004             2003             2004             2003
                                              --------------    --------------   --------------   -------------
                                                                          (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation....      $   931.3          $  864.8        $ 2,731.4         $2,606.7
International Asset Management and
   Accumulation...........................          136.0              98.3            371.3            279.0
Life and Health Insurance.................        1,051.8             995.7          3,117.8          3,009.8
Corporate and Other.......................           (7.3)             18.9            (17.6)            19.9
                                              --------------    --------------   --------------   -------------
  Total segment operating revenues........        2,111.8           1,977.7          6,202.9          5,915.4
Net realized/unrealized capital losses,
  including recognition of front-end fee
  revenues and certain market value
  adjustments to fee revenues.............          (23.2)             (5.6)          (137.9)          (102.0)
                                              --------------    --------------   --------------   -------------
  Total revenue per consolidated
     statements of operations.............      $ 2,088.6          $1,972.1        $ 6,065.0         $5,813.4
                                              ==============    ==============   ==============   =============

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

8.  SEGMENT INFORMATION (CONTINUED)

                                                FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                    2004             2003             2004             2003
                                              --------------    --------------   --------------   --------------
                                                                        (IN MILLIONS)
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation ...        $ 123.5           $ 107.9         $ 364.7           $ 308.5
International Asset Management and
  Accumulation............................           10.9               7.8            28.8              26.3
Life and Health Insurance.................           71.6              52.8           203.3             174.8
Mortgage Banking..........................            -                (5.0)          (10.3)            (13.4)
Corporate and Other ......................           (0.8)              3.8           (21.4)            (11.6)
                                              --------------    --------------   --------------   --------------
  Total segment operating earnings........          205.2             167.3           565.1             484.6
Net realized/unrealized capital gains
  (losses), as adjusted...................          (10.6)              1.4           (78.2)            (65.2)
Other after-tax adjustments (1)...........          104.2              15.8           125.2             123.0
                                              --------------    --------------   --------------   --------------
  Net income per consolidated statements
    of operations.........................        $ 298.8           $ 184.5         $ 612.1           $ 542.4
                                              ==============    ==============   ==============   ==============

--------------------------
(1) For the three months ended September 30, 2004, other after-tax adjustments of $104.2 million included the positive effect of the estimated gain on disposal of Principal Residential Mortgage ($94.1 million) and the estimated gain on disposal of our Argentine companies ($10.1 million).

     For the three months ended September 30, 2003, other after-tax adjustments of $15.8 million included the positive effects: (a) a change in the estimated loss on disposal of BT Financial Group ($12.4 million); (b) income from discontinued operations related to the sale of Principal Residential Mortgage ($6.2 million); and (c) income from discontinued operations related to the sale our Argentine companies ($0.6 million); and
     (2) the negative effect of a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million).

     For the nine months ended September 30, 2004, other after tax adjustments of $125.2 million included the positive effects of: (1) discontinued operations related to the sale of Principal Residential Mortgage ($120.6 million) and (2) discontinued operations related to the sale of our Argentine companies ($10.3 million); and the negative effect from a cumulative change in accounting principle related to the implementation of SOP 03-1 ($5.7 million).

     For the nine months ended September 30, 2003, other after-tax adjustments of $123.0 million (1) included the positive effect of: (a) income from discontinued operations related to the sale of Principal Residential Mortgage ($117.1 million) and (b) a change in the estimated loss on disposal of BT Financial Group ($11.3 million); and (2) the negative effects of: (a) a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million) and (b) a loss from discontinued operations related to the sale of our Argentine companies ($2.0 million).

9. STOCKHOLDERS' EQUITY

In May 2004, our board of directors authorized the repurchase of up to $700.0 million of our outstanding common stock. The repurchases will be made in the open market or through privately negotiated transactions, from time to time, depending on market conditions.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

10.  EARNINGS PER SHARE

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

                                   FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 30,                           SEPTEMBER 30,
                                ----------------------------------   ----------------------------------
                                      2004             2003                2004             2003
                                ----------------- ----------------   ----------------- ----------------
                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
Income from continuing
  operations, net of related
  income taxes...............     $ 194.6            $168.7             $486.9            $419.4
                                ================= ================   ================= ================
Weighted-average shares
  outstanding:
  Basic......................       311.7             323.5              316.8             327.2
  Dilutive effect:
    Stock options............         1.0               0.6                1.0               0.5
    Restricted stock units...         0.3               -                  0.2               -
                                ----------------- ----------------   ----------------- ----------------
  Diluted....................       313.0             324.1              318.0             327.7
                                ================= ================   ================= ================
Income from continuing
  operations per share:
  Basic......................     $   0.62           $  0.52            $  1.54           $  1.28
                                ================= ================   ================= ================
  Diluted....................     $   0.62           $  0.52            $  1.53           $  1.28
                                ================= ================   ================= ================

The calculation of diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003, excludes the incremental effect related to certain stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of September 30, 2004 and December 31, 2003, and for the nine months ended September 30, 2004 and 2003.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                               SEPTEMBER 30, 2004

                                  PRINCIPAL     PRINCIPAL LIFE   PRINCIPAL FINANCIAL                      PRINCIPAL
                                  FINANCIAL       INSURANCE      SERVICES, INC. AND                       FINANCIAL
                                 GROUP, INC.       COMPANY       OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY            COMBINED (1)       ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- -------------------- ----------------- ---------------
                                                                   (IN MILLIONS)
ASSETS
Investments, excluding
   investment in
   unconsolidated entities......   $     -          $ 50,809.2        $  5,420.6       $ (1,179.5)     $   55,050.3
Investment in unconsolidated
   entities.....................     7,204.9             335.0           5,624.6        (12,979.5)            185.0
Cash and cash equivalents.......       489.0             640.1           2,081.5         (1,308.1)          1,902.5
Other intangibles...............         -                 4.1             151.6              -               155.7
Separate account assets.........         -            46,856.5             736.6              -            47,593.1
All other assets................         1.5           4,110.3             960.0           (182.0)          4,889.8
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total assets.................   $ 7,695.4        $102,755.2        $ 14,974.9       $(15,649.1)     $  109,776.4
                                ============== ================ ==================== ================= ===============
LIABILITIES
Contractholder funds............   $     -          $ 31,710.3        $      7.1       $   (170.2)     $   31,547.2
Future policy benefits and
   claims.......................         -            14,182.6           1,555.5              -            15,738.1
Other policyholder funds........         -               723.5               3.3              -               726.8
Short-term debt.................         -                 -               392.2           (246.8)            145.4
Long-term debt..................         -               183.5             898.2           (234.5)            847.2
Income taxes currently
   payable......................         -               236.0             604.1           (110.4)            729.7
Deferred income taxes...........         -               912.3             222.0            (14.7)          1,119.6
Separate account liabilities....         -            46,856.5             736.6              -            47,593.1
Other liabilities...............         1.0           1,548.5           3,351.0         (1,265.6)          3,634.9
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total liabilities............         1.0          96,353.2           7,770.0         (2,042.2)        102,082.0
STOCKHOLDERS' EQUITY
Common stock....................         3.8               2.5               -               (2.5)              3.8
Additional paid-in capital......     7,231.1           5,094.7           6,842.0        (11,936.7)          7,231.1
Retained earnings (deficit).....     1,242.5              44.0            (919.3)           875.3           1,242.5
Accumulated other
   comprehensive income.........     1,282.2           1,260.8           1,282.2         (2,543.0)          1,282.2
Treasury stock, at cost.........    (2,065.2)              -                 -                -            (2,065.2)
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total stockholders' equity...     7,694.4           6,402.0           7,204.9        (13,606.9)          7,694.4
                                -------------- ---------------- -------------------- ----------------- ---------------
   Total liabilities and
   stockholders' equity.........   $ 7,695.4        $102,755.2        $ 14,974.9       $(15,649.1)     $  109,776.4
                                ============== ================ ==================== ================= ===============

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2003

                                   PRINCIPAL    PRINCIPAL LIFE    PRINCIPAL FINANCIAL                  PRINCIPAL
                                   FINANCIAL      INSURANCE       SERVICES, INC. AND                   FINANCIAL
                                  GROUP, INC.      COMPANY        OTHER SUBSIDIARIES                   GROUP, INC.
                                  PARENT ONLY       ONLY            COMBINED (1)       ELIMINATIONS   CONSOLIDATED
                                -------------- ---------------- --------------------- -------------- ---------------
                                                                    (IN MILLIONS)
ASSETS
Investments, excluding
   investment in
   unconsolidated entities......    $    -         $ 48,156.9         $  6,247.5       $ (1,357.2)     $   53,047.2
Investment in unconsolidated
   entities.....................     7,234.0            793.8            5,693.3        (13,553.9)            167.2
Cash and cash equivalents.......       173.8            640.5              684.2           (306.0)          1,192.5
Other intangibles...............         -                4.5              116.5              -               121.0
Separate account assets.........         -           42,753.4              632.2             22.2          43,407.8
Assets of discontinued
   operations...................         -                -              5,601.1           (176.0)          5,425.1
All other assets................         1.7          3,825.7              766.6           (200.4)          4,393.6
                                -------------- ---------------- --------------------- -------------- ---------------
   Total assets.................    $7,409.5       $ 96,174.8         $ 19,741.4       $(15,571.3)     $  107,754.4
                                ============== ================ ===================== ============== ===============
LIABILITIES
Contractholder funds............    $    -         $ 29,040.4         $      5.8       $   (149.8)     $   28,896.4
Future policy benefits and
   claims.......................         -           14,025.3            1,425.5              -            15,450.8
Other policyholder funds........         -              706.2                2.9              -               709.1
Short-term debt.................         -                -                888.8           (186.0)            702.8
Long-term debt..................         -              423.3            1,237.7           (286.7)          1,374.3
Income taxes currently
   payable......................         -              160.0               28.2            (74.3)            113.9
Deferred income taxes...........         8.2            974.0              221.8             (5.1)          1,198.9
Separate account liabilities....         -           42,753.4              632.2             22.2          43,407.8
Liabilities of discontinued
   operations...................         -                -              4,834.1           (258.8)          4,575.3
Other liabilities...............         1.7          1,226.1            3,230.4           (532.7)          3,925.5
                                -------------- ---------------- --------------------- -------------- ---------------
   Total liabilities............         9.9         89,308.7           12,507.4         (1,471.2)        100,354.8
STOCKHOLDERS' EQUITY
Common stock....................         3.8              2.5                -               (2.5)              3.8
Additional paid-in capital......     7,153.2          5,052.1            6,796.9        (11,849.0)          7,153.2
Retained earnings (deficit).....       630.4            594.6             (734.3)           139.7             630.4
Accumulated other comprehensive
   income.......................     1,171.3          1,216.9            1,171.4         (2,388.3)          1,171.3
Treasury stock, at cost.........    (1,559.1)             -                  -                -            (1,559.1)
                                -------------- ---------------- --------------------- -------------- ---------------
   Total stockholders' equity...     7,399.6          6,866.1            7,234.0        (14,100.1)          7,399.6
                                -------------- ---------------- --------------------- -------------- ---------------
   Total liabilities and
   stockholders' equity.........    $7,409.5       $ 96,174.8         $ 19,741.4       $(15,571.3)     $  107,754.4
                                ============== ================ ===================== ============== ===============

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                       PRINCIPAL    PRINCIPAL LIFE   PRINCIPAL FINANCIAL                    PRINCIPAL
                                       FINANCIAL      INSURANCE      SERVICES, INC. AND                     FINANCIAL
                                      GROUP, INC.      COMPANY       OTHER SUBSIDIARIES                    GROUP, INC.
                                      PARENT ONLY       ONLY            COMBINED (1)       ELIMINATIONS    CONSOLIDATED
                                    -------------- ----------------- -------------------- -------------- -----------------
                                                                       (IN MILLIONS)
REVENUES
Premiums and other
   considerations...................     $   -        $ 2,550.2              $ 186.6        $     -        $ 2,736.8
Fees and other revenues.............         -            760.1                475.3           (175.0)       1,060.4
Net investment income...............         3.0        2,160.4                216.8             17.7        2,397.9
Net realized/unrealized
   capital losses...................         -           (131.4)                (4.3)             5.6         (130.1)
                                    -------------- ----------------- -------------------- -------------- -----------------
   Total revenues...................         3.0        5,339.3                874.4           (151.7)       6,065.0

EXPENSES
Benefits, claims, and settlement
   expenses.........................         -          3,389.6                263.5             (7.9)       3,645.2
Dividends to policyholders..........         -            219.7                  -                -            219.7
Operating expenses..................         7.8        1,206.8                529.6           (150.3)       1,593.9
                                    -------------- ----------------- -------------------- -------------- -----------------
   Total expenses...................         7.8        4,816.1                793.1           (158.2)       5,458.8
                                    -------------- ----------------- -------------------- -------------- -----------------
Income (loss) from continuing
   operations before income taxes...        (4.8)         523.2                 81.3              6.5          606.2

Income taxes (benefits).............        (1.8)         119.2                 (0.8)             2.7          119.3
Equity in the net income of
   subsidiaries, excluding
   discontinued operations and
   cumulative effect of
   accounting change................       489.9          175.1                407.8         (1,072.8)           -
                                    -------------- ----------------- -------------------- -------------- -----------------
Income from continuing operations,
   net of related income taxes......       486.9          579.1                489.9         (1,069.0)         486.9

Income (loss) from discontinued
   operations, net of related income
   taxes............................       130.9           (3.3)               130.9           (127.6)         130.9
                                    -------------- ----------------- -------------------- -------------- -----------------
Income before cumulative effect of
   accounting change................       617.8          575.8                620.8         (1,196.6)         617.8

Cumulative effect of accounting
   change, net of related income
   taxes............................        (5.7)          (2.5)                (5.7)             8.2           (5.7)
                                    -------------- ----------------- -------------------- -------------- -----------------
Net income..........................     $ 612.1      $   573.3              $ 615.1        $(1,188.4)     $   612.1
                                    ============== ================= ==================== ============== =================

--------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                      PRINCIPAL     PRINCIPAL LIFE    PRINCIPAL FINANCIAL                      PRINCIPAL
                                      FINANCIAL       INSURANCE        SERVICES, INC. AND                      FINANCIAL
                                     GROUP, INC.       COMPANY         OTHER SUBSIDIARIES                      GROUP, INC.
                                     PARENT ONLY        ONLY             COMBINED (1)        ELIMINATIONS     CONSOLIDATED
                                    ------------- ------------------ --------------------- ---------------- --------------
                                                                         (IN MILLIONS)
REVENUES
Premiums and other considerations..     $   -          $2,507.2            $ 141.0            $     -          $2,648.2
Fees and other revenues............         -             607.1              355.4               (129.9)          832.6
Net investment income..............         2.6         2,201.0              203.8                 15.8         2,423.2
Net realized/unrealized capital
   gains (losses)..................         -             (97.6)              38.9                (31.9)          (90.6)
                                    ------------- ------------------ --------------------- ---------------- --------------
   Total revenues..................         2.6         5,217.7              739.1               (146.0)        5,813.4

EXPENSES
Benefits, claims, and settlement
   expenses........................         -           3,368.8              191.0                 (5.5)        3,554.3
Dividends to policyholders.........         -             232.7                -                    -             232.7
Operating expenses.................         7.0         1,144.2              447.9               (129.0)        1,470.1
                                    ------------- ------------------ --------------------- ---------------- --------------
  Total expenses...................         7.0         4,745.7              638.9               (134.5)        5,257.1
                                    ------------- ------------------ --------------------- ---------------- --------------

Income (loss) from continuing
   operations before income taxes..        (4.4)          472.0              100.2                (11.5)          556.3

Income taxes (benefits)............        (1.5)          109.6               38.2                 (9.4)          136.9
Equity in the net income of
   subsidiaries, excluding
   discontinued operations.........       422.3           113.0              360.3               (895.6)            -
                                    ------------- ------------------ --------------------- ---------------- --------------
Income from continuing
   operations, net of related
   income taxes....................       419.4           475.4              422.3               (897.7)          419.4

Income (loss) from discontinued
   operations, net of related
   income taxes....................       126.4            (4.9)             126.4               (121.5)          126.4
                                    ------------- ------------------ --------------------- ---------------- --------------
Income before cumulative effect of
   accounting change...............       545.8           470.5              548.7             (1,019.2)          545.8

Cumulative effect of accounting
   change, net of related income
   taxes...........................        (3.4)            -                 (3.4)                 3.4            (3.4)
                                    ------------- ------------------ --------------------- ---------------- --------------
Net income.........................     $ 542.4        $  470.5            $ 545.3            $(1,015.8)       $  542.4
                                    ============= ================== ===================== ================ ==============

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                    PRINCIPAL     PRINCIPAL LIFE    PRINCIPAL FINANCIAL                     PRINCIPAL
                                    FINANCIAL       INSURANCE       SERVICES, INC. AND                      FINANCIAL
                                   GROUP, INC.       COMPANY        OTHER SUBSIDIARIES                      GROUP, INC.
                                   PARENT ONLY        ONLY            COMBINED (1)        ELIMINATIONS     CONSOLIDATED
                                  -------------- ----------------- --------------------- --------------- ----------------
                                                                       (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
   operating activities...........    $  (1.7)     $ 1,505.5          $  1,831.4          $ (1,340.1)       $ 1,995.1

INVESTING ACTIVITIES
Available-for-sale securities:
   Purchases......................        -         (6,367.0)             (972.4)             (191.7)        (7,531.1)
   Sales..........................        -            926.7               621.8                 -            1,548.5
   Maturities.....................        -          3,200.2               588.4                 -            3,788.6
Mortgage loans acquired or
   originated.....................        -         (1,632.1)              (57.0)               36.2         (1,652.9)
Mortgage loans sold or repaid.....        -          1,279.9               144.9               (84.4)         1,340.4
Real estate acquired..............        -           (185.0)              (20.8)                -             (205.8)
Real estate sold..................        -            164.0                69.4                 -              233.4
Net change in property and
   equipment......................        -            (28.1)               (6.9)                -              (35.0)
Net proceeds from sale of
   subsidiaries...................        -              -                 819.7                 -              819.7
Purchases of interest in
   subsidiaries, net of cash
   acquired.......................        -              -                (106.2)                -             (106.2)
Dividends received from
   unconsolidated entities........      800.0          206.9               (64.3)             (942.6)             -
Net change in other investments...        0.6          414.4               (12.8)             (394.7)             7.5
                                  -------------- ----------------- --------------------- --------------- ----------------
Net cash provided by (used in)
   investing activities...........      800.6       (2,020.1)            1,003.8            (1,577.2)        (1,792.9)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   PRINCIPAL    PRINCIPAL LIFE    PRINCIPAL FINANCIAL                      PRINCIPAL
                                   FINANCIAL      INSURANCE       SERVICES, INC. AND                       FINANCIAL
                                  GROUP, INC.      COMPANY        OTHER SUBSIDIARIES                       GROUP, INC.
                                  PARENT ONLY       ONLY            COMBINED (1)         ELIMINATIONS     CONSOLIDATED
                                -------------- ---------------- ----------------------- --------------- ----------------
                                                                   (IN MILLIONS)

FINANCING ACTIVITIES
Issuance of common stock........       22.4             -                    -                    -              22.4
Acquisition of treasury stock...     (506.1)            -                    -                    -            (506.1)
Proceeds from financing
   element derivatives..........        -             104.6                  -                    -             104.6
Payments for financing element
   derivatives..................        -             (62.3)                 -                    -             (62.3)
Issuance of long-term debt......        -               8.4                  0.2                  -               8.6
Principal repayments of long-
   term debt....................        -            (249.2)              (245.3)                52.2          (442.3)
Net repayments of short-term
   borrowings...................        -               -                 (369.2)               (61.0)         (430.2)
Dividends paid to parent........        -          (1,124.0)              (800.0)             1,924.0             -
Investment contract deposits....        -           5,841.6                  -                    -           5,841.6
Investment contract
   withdrawals..................        -          (4,004.9)                 -                    -          (4,004.9)
Net decrease in banking
   operation deposits...........        -               -                  (23.6)                 -             (23.6)
                                -------------- ---------------- ----------------------- --------------- ----------------
Net cash provided by (used in)
   financing activities.........     (483.7)          514.2             (1,437.9)             1,915.2           507.8
                                -------------- ---------------- ----------------------- --------------- ----------------
Net increase (decrease) in cash
   and cash equivalents.........      315.2            (0.4)             1,397.3             (1,002.1)          710.0

Cash and cash equivalents at
   beginning of year............      173.8           640.5                684.2               (306.0)        1,192.5
                                -------------- ---------------- ----------------------- --------------- ----------------
Cash and cash equivalents at
   end of year..................    $ 489.0       $   640.1            $ 2,081.5        $    (1,308.1)     $  1,902.5
                                ============== ================ ======================= =============== ================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

 11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                  PRINCIPAL      PRINCIPAL LIFE   PRINCIPAL FINANCIAL                    PRINCIPAL
                                  FINANCIAL       INSURANCE       SERVICES, INC. AND                     FINANCIAL
                                 GROUP, INC.       COMPANY        OTHER SUBSIDIARIES                     GROUP, INC.
                                 PARENT ONLY        ONLY            COMBINED (1)        ELIMINATIONS    CONSOLIDATED
                                -------------- ---------------- --------------------- ---------------- ----------------
                                                                    (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
   operating activities.........      $ (2.2)        $1,462.2          $1,057.4         $ (393.1)        $ 2,124.3

INVESTING ACTIVITIES
Available-for-sale securities:
    Purchases...................         -           (6,010.2)         (1,450.0)            53.7          (7,406.5)
    Sales.......................         -            1,311.1             342.6              -             1,653.7
    Maturities..................         -            3,286.9             715.1              -             4,002.0
Net cash flows from trading
   securities...................         -                -                 2.0             (2.0)              -
Mortgage loans acquired or
   originated...................         -           (1,264.7)           (475.7)            15.0          (1,725.4)
Mortgage loans sold or repaid...         -              755.7             216.4            (43.1)            929.0
Real estate acquired............         -             (182.4)            (15.6)             -              (198.0)
Real estate sold................         -               30.8              26.2              -                57.0
Net change in property and
   equipment....................         -              (11.4)             (4.2)             -               (15.6)
Net proceeds from sales of
   subsidiaries.................         -               27.6              33.6            (27.6)             33.6
Purchases of interest in
   subsidiaries, net of cash
   acquired.....................         -              (26.0)            (69.4)             -               (95.4)
Dividends received from
   (contributions to)
   unconsolidated entities......       300.0             61.2             (81.9)          (279.3)              -
Net change in other investments.         -               49.3             (81.8)            59.5              27.0
                                -------------- ---------------- --------------------- ---------------- ----------------
Net cash provided by (used in)
   investing activities.........       300.0         (1,972.1)           (842.7)          (223.8)         (2,738.6)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                  PRINCIPAL      PRINCIPAL LIFE   PRINCIPAL FINANCIAL                      PRINCIPAL
                                  FINANCIAL       INSURANCE       SERVICES, INC. AND                       FINANCIAL
                                 GROUP, INC.       COMPANY        OTHER SUBSIDIARIES                       GROUP, INC.
                                 PARENT ONLY        ONLY            COMBINED (1)         ELIMINATIONS     CONSOLIDATED
                                -------------- ---------------- ---------------------- ---------------- ----------------
                                                                    (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock........       14.9            -                    -                -                14.9
Acquisition of treasury stock...     (378.0)           -                    -                -              (378.0)
Proceeds from financing
   element derivatives..........        -            114.2                  -                -               114.2
Payments for financing
   element derivatives..........        -            (85.1)                 -                -               (85.1)
Issuance of long-term debt......        -              -                    4.4              -                 4.4
Principal repayments of long-
   term debt....................        -            (16.3)               (96.2)            28.1             (84.4)
Net repayments of short-term
   borrowings...................        -            (30.5)                18.3              3.2              (9.0)
Dividends paid to parent........        -              -                 (300.0)           300.0               -
Investment contract deposits....        -          7,039.5                  -                -             7,039.5
Investment contract
   withdrawals..................        -         (6,310.7)                 -                -            (6,310.7)
Net increase in banking
   operation deposits...........        -              -                  197.3              -               197.3
                                -------------- ---------------  ---------------------- ---------------- ----------------
Net cash provided by (used in)
   financing activities.........     (363.1)         711.1               (176.2)           331.3             503.1
                                -------------- ---------------  ---------------------- ---------------- ----------------
Net increase in cash and cash
   equivalents..................      (65.3)         201.2                 38.5           (285.6)           (111.2)

Cash and cash equivalents at
   beginning of year............      332.1          585.7                391.9           (581.9)            727.8
                                -------------- ---------------  ---------------------- ---------------- ----------------
Cash and cash equivalents at
   end of year..................    $ 266.8       $  786.9              $ 430.4          $(867.5)         $  616.6
                                ============== ===============  ====================== ================ ================

-----------------------
(1) Principal Financial Services, Inc. consolidated, except Principal Life, which is reported on the equity method.

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of
September 30, 2004 and December 31, 2003, and for the nine months ended September 30, 2004 and 2003.

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                               SEPTEMBER 30, 2004

                                                                     PRINCIPAL LIFE
                                  PRINCIPAL       PRINCIPAL            INSURANCE                           PRINCIPAL
                                  FINANCIAL       FINANCIAL           COMPANY AND                          FINANCIAL
                                 GROUP, INC.     SERVICES, INC.    OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY               COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- ---------------------- ---------------- ----------------
                                                                    (IN MILLIONS)
ASSETS
Investments, excluding
   investment in
   unconsolidated entities......   $     -          $    14.4        $  55,035.9        $       -         $  55,050.3
Investment in unconsolidated
   entities.....................     7,204.9          7,404.6              185.0          (14,609.5)            185.0
Cash and cash equivalents.......       489.0          1,426.2            1,135.3           (1,148.0)          1,902.5
Other intangibles...............         -                -                155.7                -               155.7
Separate account assets.........         -                -             47,593.1                -            47,593.1
All other assets................         1.5            353.8            4,559.0              (24.5)          4,889.8
                                -------------- ---------------- ---------------------- ---------------- ----------------
   Total assets.................   $ 7,695.4        $ 9,199.0        $ 108,664.0         $(15,782.0)      $ 109,776.4
                                ============== ================ ====================== ================ ================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

      CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION (CONTINUED)
                               SEPTEMBER 30, 2004

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
                                 PARENT ONLY        ONLY               COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- ---------------------- ---------------- ----------------
                                                                    (IN MILLIONS)
LIABILITIES
Contractholder funds...........   $     -          $     -           $  31,547.2        $        -       $  31,547.2
Future policy benefits and
   claims......................         -                -              15,738.1                 -          15,738.1
Other policyholder funds.......         -                -                 726.8                 -             726.8
Short-term debt................         -                -                 145.4                 -             145.4
Long-term debt.................         -              464.2               383.0                 -             847.2
Income taxes currently
   payable.....................         -               10.4               730.1               (10.8)          729.7
Deferred income taxes..........         -               14.4             1,114.2                (9.0)        1,119.6
Separate account liabilities...         -                -              47,593.1                 -          47,593.1
Other liabilities..............         1.0          1,505.1             3,281.5            (1,152.7)        3,634.9
                               --------------- ---------------- ---------------------- ---------------- ----------------
   Total liabilities...........         1.0          1,994.1            101,259.4           (1,172.5)      102,082.0

STOCKHOLDERS' EQUITY
Common stock...................         3.8              -                  16.8               (16.8)            3.8
Additional paid-in capital.....     7,231.1          6,842.0             5,928.0           (12,770.0)        7,231.1
Retained earnings (deficit)....     1,242.5           (919.3)              178.4               740.9         1,242.5
Accumulated other
   comprehensive income........     1,282.2          1,282.2             1,281.4            (2,563.6)        1,282.2
Treasury stock, at cost........    (2,065.2)             -                   -                   -          (2,065.2)
                               --------------  ---------------- ---------------------- ---------------- ----------------
   Total stockholders' equity..     7,694.4          7,204.9             7,404.6           (14,609.5)        7,694.4
                               --------------  ---------------- ---------------------- ---------------- ----------------
   Total liabilities and
   stockholders' equity........   $ 7,695.4        $ 9,199.0         $ 108,664.0        $  (15,782.0)    $ 109,776.4
                               ==============  ================ ====================== ================ ================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

            CONDENSED CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
                                DECEMBER 31, 2003

                                                                     PRINCIPAL LIFE
                                  PRINCIPAL       PRINCIPAL            INSURANCE                           PRINCIPAL
                                  FINANCIAL       FINANCIAL           COMPANY AND                          FINANCIAL
                                 GROUP, INC.     SERVICES, INC.    OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY               COMBINED          ELIMINATIONS     CONSOLIDATED
                              ---------------- ----------------- ---------------------- ---------------- ----------------
                                                                    (IN MILLIONS)
ASSETS
Investments, excluding
   investment in
   unconsolidated entities....   $     -           $  150.5        $  52,896.7           $      -         $  53,047.2
Investment in unconsolidated
   entities...................     7,234.0          7,771.7              167.2            (15,005.7)            167.2
Cash and cash equivalents.....       173.8            872.7              369.7               (223.7)          1,192.5
Other intangibles.............         -                -                121.0                  -               121.0
Separate account assets.......         -                -             43,407.8                  -            43,407.8
Assets of discontinued
   operations.................         -                -              5,425.1                  -             5,425.1
All other assets..............         1.7            186.1            4,223.3                (17.5)          4,393.6
                              ---------------- ----------------- ---------------------- ---------------- ----------------
   Total assets...............   $ 7,409.5         $8,981.0        $ 106,610.8           $(15,246.9)      $ 107,754.4
                              ================ ================= ====================== ================ ================
LIABILITIES
Contractholder funds..........   $     -           $    -          $  28,896.4           $      -         $  28,896.4
Future policy benefits and
   claims.....................         -                -             15,450.8                  -            15,450.8
Other policyholder funds......         -                -                709.1                  -               709.1
Short-term debt...............         -              399.9              313.6                (10.7)            702.8
Long-term debt................         -              664.0              710.3                  -             1,374.3
Income taxes currently
   payable....................         -               14.1              100.5                 (0.7)            113.9
Deferred income taxes.........         8.2             20.7            1,170.0                  -             1,198.9
Separate account liabilities..         -                -             43,407.8                  -            43,407.8
Liabilities of discontinued
   operations.................         -                -              4,575.3                  -             4,575.3
Other liabilities.............         1.7            648.3            3,505.3               (229.8)          3,925.5
                              ---------------- ----------------- ---------------------- ---------------- ----------------
   Total liabilities..........         9.9          1,747.0           98,839.1               (241.2)        100,354.8

STOCKHOLDERS' EQUITY
Common stock..................         3.8              -                 64.4                (64.4)              3.8
Additional paid-in capital....     7,153.2          6,796.9            5,851.8            (12,648.7)          7,153.2
Retained earnings (deficit)...       630.4           (734.3)             685.6                 48.7             630.4
Accumulated other
   comprehensive income.......     1,171.3          1,171.4            1,169.9             (2,341.3)          1,171.3
Treasury stock, at cost.......    (1,559.1)             -                  -                    -            (1,559.1)
                              ---------------- ----------------- ---------------------- ---------------- ----------------
   Total stockholders' equity.     7,399.6          7,234.0            7,771.7            (15,005.7)          7,399.6
                              ---------------- ----------------- ---------------------  ---------------- ----------------
   Total liabilities and
   stockholders' equity.......   $ 7,409.5         $8,981.0        $ 106,610.8           $(15,246.9)      $ 107,754.4
                              ================ ================= ====================== ================ ================


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                                       PRINCIPAL LIFE
                                    PRINCIPAL       PRINCIPAL            INSURANCE                           PRINCIPAL
                                    FINANCIAL       FINANCIAL           COMPANY AND                          FINANCIAL
                                   GROUP, INC.     SERVICES, INC.    OTHER SUBSIDIARIES                      GROUP, INC.
                                   PARENT ONLY        ONLY               COMBINED         ELIMINATIONS      CONSOLIDATED
                                  -------------- ---------------- ---------------------- ---------------- ----------------
                                                                    (IN MILLIONS)
REVENUES
Premiums and other
   considerations.................   $     -           $   -             $ 2,736.8        $     -         $ 2,736.8
Fees and other revenues...........         -               -               1,061.3             (0.9)        1,060.4
Net investment income.............         3.0             6.9             2,387.2              0.8         2,397.9
Net realized/unrealized
   capital losses.................         -             (32.1)              (98.0)             -            (130.1)
                                  -------------- ---------------- ---------------------- ---------------- ----------------
   Total revenues.................         3.0           (25.2)            6,087.3             (0.1)        6,065.0

EXPENSES
Benefits, claims, and settlement
   expenses.......................         -               -               3,645.2              -           3,645.2
Dividends to policyholders........         -               -                 219.7              -             219.7
Operating expenses................         7.8            42.3             1,543.9             (0.1)        1,593.9
                                  -------------- ---------------- ---------------------- ---------------- ----------------
   Total expenses.................         7.8            42.3             5,408.8             (0.1)        5,458.8
                                  -------------- ---------------- ---------------------- ---------------- ----------------
Income (loss) from continuing
   operations before income
   taxes..........................        (4.8)          (67.5)              678.5              -             606.2

Income taxes (benefits)...........        (1.8)          (30.0)              151.1              -             119.3
Equity in the net income of
   subsidiaries, excluding
   discontinued operations and
   cumulative effect of
   accounting change..............       489.9           527.4                 -           (1,017.3)            -
                                  -------------- ---------------- ---------------------- ---------------- ----------------
Income from continuing
   operations, net of related
   income taxes...................       486.9           489.9               527.4         (1,017.3)          486.9

Income from discontinued
   operations, net of related
   income taxes...................       130.9           130.9               114.6           (245.5)          130.9
                                  -------------- ---------------- ---------------------- ---------------- ----------------
Income before cumulative effect
   of accounting change...........       617.8           620.8               642.0         (1,262.8)          617.8

Cumulative effect of accounting
   change, net of related income
   taxes..........................        (5.7)           (5.7)               (5.7)            11.4            (5.7)

                                  -------------- ---------------- ---------------------- ---------------- ----------------
Net income........................   $   612.1         $ 615.1           $   636.3        $(1,251.4)      $   612.1
                                  ============== ================ ====================== ================ ================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                     PRINCIPAL LIFE
                                  PRINCIPAL       PRINCIPAL            INSURANCE                           PRINCIPAL
                                  FINANCIAL       FINANCIAL           COMPANY AND                          FINANCIAL
                                 GROUP, INC.     SERVICES, INC.    OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY               COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- ---------------------- ---------------- ----------------
                                                                    (IN MILLIONS)
REVENUES
Premiums and other
   considerations...............       $  -          $   -              $ 2,648.2      $     -             $2,648.2
Fees and other revenues.........          -              -                  833.3           (0.7)             832.6
Net investment income...........          2.6           17.6              2,402.4            0.6            2,423.2
Net realized/unrealized capital
   losses.......................          -             (5.2)               (85.4)           -                (90.6)
                                -------------- ---------------- ---------------------- ---------------- ----------------
   Total revenues...............          2.6           12.4              5,798.5           (0.1)           5,813.4

EXPENSES
Benefits, claims, and settlement
   expenses.....................          -              -                3,554.3            -              3,554.3
Dividends to policyholders......          -              -                  232.7            -                232.7
Operating expenses..............          7.0           49.1              1,414.1           (0.1)           1,470.1
                                -------------- ---------------- ---------------------- ---------------- ----------------
   Total expenses...............          7.0           49.1              5,201.1           (0.1)           5,257.1
                                -------------- ---------------- ---------------------- ---------------- ----------------
Income (loss) from continuing
   operations before income
   taxes........................         (4.4)         (36.7)               597.4            -                556.3

Income taxes (benefits).........         (1.5)         (27.0)               165.4            -                136.9
Equity in the net income of
   subsidiaries, excluding
   discontinued operations......        422.3          432.0                  -           (854.3)                -
                                -------------- ---------------- ---------------------- ---------------- ----------------
Income from continuing
   operations, net of related
   income taxes.................        419.4          422.3                432.0         (854.3)             419.4

Income from discontinued
   operations, net of related
   income taxes.................        126.4          126.4                 73.5         (199.9)             126.4
                                -------------- ---------------- ---------------------- ---------------- ----------------
Income before cumulative effect
   of accounting change.........        545.8          548.7                505.5       (1,054.2)             545.8

Cumulative effect of accounting
   change, net of related income
   taxes........................         (3.4)          (3.4)                (3.4)           6.8               (3.4)
                                -------------- ---------------- ---------------------- ---------------- ----------------
Net income......................       $542.4        $ 545.3            $   502.1      $(1,047.4)          $  542.4
                                ============== ================ ====================== ================ ================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                                     PRINCIPAL LIFE
                                  PRINCIPAL       PRINCIPAL            INSURANCE                           PRINCIPAL
                                  FINANCIAL       FINANCIAL           COMPANY AND                          FINANCIAL
                                 GROUP, INC.     SERVICES, INC.    OTHER SUBSIDIARIES                      GROUP, INC.
                                 PARENT ONLY        ONLY               COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- ---------------------- ---------------- ----------------
                                                                    (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
   operating activities..........   $   (1.7)      $  926.2         $ 2,001.8           $  (931.2)        $ 1,995.1

INVESTING ACTIVITIES
Available-for-sale securities:
   Purchases.....................        -            (70.1)         (7,461.0)                -            (7,531.1)
   Sales.........................        -           (160.6)          1,709.1                 -             1,548.5
   Maturities....................        -              -             3,788.6                 -             3,788.6
Mortgage loans acquired or
   originated....................        -              -            (1,652.9)                -            (1,652.9)
Mortgage loans sold or repaid....        -              -             1,340.4                 -             1,340.4
Real estate acquired.............        -              -              (205.8)                -              (205.8)
Real estate sold.................        -              -               233.4                 -               233.4
Net change in property and
   equipment.....................        -              -               (35.0)                -               (35.0)
Net proceeds from sale of
   subsidiaries..................        -             10.5             809.2                 -               819.7
Purchases of interest in
   subsidiaries, net of cash
   acquired......................        -            (25.7)            (80.5)                -              (106.2)
Dividends received from
   unconsolidated entities.......      800.0        1,127.9               -              (1,927.9)              -
Net change in other investments..        0.6          145.3            (121.3)              (17.1)              7.5
                                -------------- ---------------- ---------------------- ---------------- ----------------
Net cash provided by (used in)
   investing activities..........      800.6        1,027.3          (1,675.8)           (1,945.0)         (1,792.9)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


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
                                      ONLY             ONLY              COMBINED         ELIMINATIONS      CONSOLIDATED
                                  -------------- ---------------- ---------------------- ---------------- ----------------
                                                                       (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock..........       22.4            -                     -                -              22.4
Acquisition of treasury stock.....     (506.1)           -                     -                -            (506.1)
Proceeds from financing element
   derivatives....................        -              -                   104.6              -             104.6
Payments for financing element
   derivatives....................        -              -                   (62.3)             -             (62.3)
Issuance of long-term debt........        -              -                     8.6              -               8.6
Principal repayments of
   long-term debt.................        -           (200.0)               (242.3)             -            (442.3)
Net proceeds (repayments) of
   short-term borrowings..........        -           (400.0)                (40.9)            10.7          (430.2)
Dividends paid to parent..........        -           (800.0)             (1,141.2)         1,941.2             -
Investment contract deposits......        -              -                 5,841.6              -           5,841.6
Investment contract withdrawals...        -              -                (4,004.9)             -          (4,004.9)
Net decrease in banking
   operation deposits.............        -              -                   (23.6)             -             (23.6)
                                  -------------- ---------------- ---------------------- ---------------- ----------------
Net cash provided by (used in)
   financing activities...........     (483.7)      (1,400.0)                439.6          1,951.9           507.8
                                  -------------- ---------------- ---------------------- ---------------- ----------------
Net increase (decrease) in cash
   and cash equivalents...........      315.2          553.5                 765.6           (924.3)          710.0

Cash and cash equivalents at
    beginning of year.............      173.8          872.7                 369.7           (223.7)        1,192.5
                                  -------------- ---------------- ---------------------- ---------------- ----------------
Cash and cash equivalents at end
   of year........................    $ 489.0       $1,426.2            $  1,135.3        $(1,148.0)       $1,902.5
                                  ============== ================ ====================== ================ ================


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                  PRINCIPAL                          PRINCIPAL LIFE
                                  FINANCIAL       PRINCIPAL            INSURANCE                           PRINCIPAL
                                  GROUP, INC.     FINANCIAL           COMPANY AND                          FINANCIAL
                                   PARENT        SERVICES, INC.    OTHER SUBSIDIARIES                      GROUP, INC.
                                    ONLY            ONLY               COMBINED         ELIMINATIONS      CONSOLIDATED
                                -------------- ---------------- ---------------------- ---------------- ----------------
                                                                    (IN MILLIONS)
OPERATING ACTIVITIES
Net cash provided by (used in)
   operating activities.........  $     (2.2)      $  877.7        $  1,554.9            $(306.1)         $  2,124.3

INVESTING ACTIVITIES
Available-for-sale securities:
   Purchases....................         -            (24.7)         (7,381.8)               -              (7,406.5)
   Sales........................         -            (27.2)          1,680.9                -               1,653.7
   Maturities...................         -              -             4,002.0                -               4,002.0
Mortgage loans acquired or
   originated...................         -              -            (1,725.4)               -              (1,725.4)
Mortgage loans sold or repaid...         -              -               929.0                -                 929.0
Real estate acquired............         -              -              (198.0)               -                (198.0)
Real estate sold................         -              -                57.0                -                  57.0
Net change in property and
   equipment....................         -              -               (15.6)               -                 (15.6)
Net proceeds from sales of
   subsidiaries.................         -              -                33.6                -                  33.6
Purchases of interest in
   subsidiaries, net of cash
   acquired.....................         -              -               (95.4)               -                 (95.4)
Dividends received from
   unconsolidated entities......       300.0          (30.6)            118.9             (388.3)                -
Net change in other investments.         -            (81.5)             42.6               65.9                27.0
                                -------------- ---------------- ---------------------- ---------------- ----------------
Net cash provided by (used in)
   investing activities.........       300.0         (164.0)         (2,552.2)            (322.4)           (2,738.6)


                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

 11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


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
                                   ONLY              ONLY                COMBINED         ELIMINATIONS     CONSOLIDATED
                                -------------- ---------------- ---------------------- ---------------- ----------------
                                                                     (IN MILLIONS)
FINANCING ACTIVITIES
Issuance of common stock........       14.9            -                    -               -                 14.9
Acquisition of treasury stock...     (378.0)           -                    -               -               (378.0)
Proceeds from financing element
   derivatives..................        -              -                  114.2             -                114.2
Payments for financing element
   derivatives..................        -              -                  (85.1)            -                (85.1)
Issuance of long-term debt......        -              0.1                  4.4            (0.1)               4.4
Principal repayments of long-
   term debt....................        -              -                  (84.5)            0.1              (84.4)
Net proceeds of short-term
   borrowings...................        -             67.5                (65.5)          (11.0)              (9.0)
Dividends paid to parent........        -           (300.0)               (52.4)          352.4                -
Investment contract deposits....        -              -                7,039.5             -              7,039.5
Investment contract withdrawals.        -              -               (6,310.7)            -             (6,310.7)
Net increase in banking
   operation deposits...........        -              -                  197.3             -                197.3
                                -------------- ---------------- ---------------------- ---------------- ----------------
Net cash provided by (used in)
   financing activities.........     (363.1)        (232.4)               757.2           341.4              503.1
                                -------------- ---------------- ---------------------- ---------------- ----------------
Net increase (decrease) in cash
   and cash equivalents.........      (65.3)         481.3               (240.1)         (287.1)            (111.2)

Cash and cash equivalents at
   beginning of year............      332.1          977.7                 (9.4)         (572.6)             727.8
                                -------------- ---------------- ---------------------- ---------------- ----------------
Cash and cash equivalents at end
   of year......................    $ 266.8       $1,459.0            $  (249.5)       $ (859.7)        $    616.6
                                ============== ================ ====================== ================ ================

                         PRINCIPAL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

12. SUBSEQUENT EVENT

On October 22, 2004, our Board of Directors declared an annual dividend of approximately $166.4 million, equal to $0.55 per share, payable on December 17, 2004, to shareholders of record as of November 12, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses our financial condition as of September 30, 2004, compared with December 31, 2003, and our consolidated results of operations for the three months and nine months ended September 30, 2004 and 2003, prepared in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

o International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through subsidiaries in Chile, Mexico and Hong Kong and joint ventures in Brazil, India, Japan, and Malaysia. On June 28, 2004, we entered into a definitive agreement for the sale of all the stock of our Argentine companies. We closed this transaction on July 2, 2004. Consequently, the results of operations for Argentina are reported as other after-tax adjustments for all periods presented. Prior to October 31, 2002, the segment included BT Financial Group, an Australia based asset manager. We sold substantially all of BT
     Financial Group, effective October 31, 2002. See "Transactions Affecting Comparability of Results of Operations" for further information about these two dispositions.

o Life and Health Insurance, which provides individual life insurance, health insurance as well as specialty benefits in the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our health insurance products include group medical insurance and fee-for-service. Our specialty benefit products include group dental and vision insurance, individual and group disability insurance, and group life insurance.

o Mortgage Banking, which engaged in originating, purchasing, selling and servicing residential mortgage loans in the U.S. On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage, Inc. ("Principal Residential Mortgage") to CitiMortgage, Inc., described further in "Transactions Affecting Comparability of Results of Operations". We closed the sale on July 1, 2004. As a result, the results of operations (excluding corporate overhead) for Mortgage Banking are reported as other after-tax adjustments for all periods presented.

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

RECENT EVENTS

STOCKHOLDER DIVIDEND

On October 22, 2004, our Board of Directors declared an annual dividend of approximately $166.4 million, equal to $0.55 per share, payable on December 17, 2004, to shareholders of record as of November 12, 2004.

RATINGS

On September 10, 2004, the rating agency Moody's Investors Service announced that it has upgraded Principal Life's financial strength rating to Aa2 from Aa3 with a stable outlook. In addition, Moody's Investors Service also upgraded the commercial paper rating of Principal Financial Services, Inc. ("PFSI") to Prime-1 from Prime-2.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

ACQUISITIONS

We acquired the following businesses, among others, during 2004 and 2003:

COLUMBUS CIRCLE INVESTORS. On October 14, 2004, we agreed to purchase a 70% interest in Columbus Circle Investors ("Columbus Circle"). We expect the acquisition of Columbus Circle to increase our assets under management by approximately $3.5 billion. Columbus Circle has specialized expertise in the management of growth equities. The transaction is expected to close in early 2005 and its operations will be reported in our U.S. Asset Management and Accumulation segment.

PRINCIPAL FUND MANAGEMENT (HONG KONG) LIMITED. On January 31, 2004, our wholly owned subsidiary, Principal Asset Management Company (Asia) Limited, purchased a 100% ownership of Dao Heng Fund Management in Hong Kong from Guoco Group Limited ("Guoco"). Effective September 17, 2004, we changed the name of this subsidiary to Principal Fund Management (Hong Kong) Limited. This acquisition increases our presence in the Hong Kong defined contribution pension market and increases the potential of our long-term mutual fund operations. Effective January 31, 2004, we report these operations in our International Asset Management and Accumulation segment.

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

PRINCIPAL PNB ASSET MANAGEMENT COMPANY. On August 31, 2003, we announced that our wholly owned subsidiary, Principal Financial Group (Mauritius) Ltd., had entered into a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks, to sell long-term mutual funds and related financial services in India. We closed the transaction on May 5, 2004. The new company is called Principal PNB Asset Management Company. As part of this transaction, we rolled our existing fund management company, Principal Asset Management Company, into the joint venture. We have retained 65% of the new company, sold 30% to PNB, who merged their own PNB funds into the new company, and 5% to Vijaya Bank.

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

POST ADVISORY GROUP. On August 21, 2003, we agreed to purchase approximately 68% of Post Advisory Group ("Post Advisory") for approximately $101.6 million. Effective October 15, 2003, we owned 23% of Post Advisory and purchased an additional 45% on, January 5, 2004. Our assets under management have increased $5.9 billion as a result of the acquisition. Effective October 15, 2003, the operations of Post Advisory are reported in our U.S. Asset Management and Accumulation segment.

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

Our operations in Argentina qualify for discontinued operations treatment under Statement of Financial Accounting Standard No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), therefore, the results of operations have been removed from our results of continuing operations, cash flows, and segment operating earnings for all periods presented. The results of operations for Argentina are reported in our International Asset Management and Accumulation segment.

Selected financial information for the discontinued operations of Argentina is as follows:

                                                         AS OF,
                                        -------------------------------------
                                           SEPTEMBER 30,      DECEMBER 31,
                                              2004               2003
                                        ------------------ ------------------
                                                    (IN MILLIONS)
ASSETS
Total investments......................      $    -             $   31.3
All other assets.......................           -                 10.9
                                        ------------------ ------------------
  Total assets.........................      $    -             $   42.2
                                        ================== ==================
LIABILITIES
Policyholder liabilities...............      $    -             $   31.1
All other liabilities..................           -                  2.1
                                        ------------------ ------------------
  Total liabilities....................      $    -             $   33.2
                                        ================== ==================

                                                     FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                               -----------------------------     ----------------------------
                                                   2004            2003             2004            2003
                                               -------------    ------------     ------------    ------------
                                                                       (IN MILLIONS)
Total revenues............................         $   -         $ 2.3              $ 5.8         $  8.0
                                               =============    ============     ============    ============
Income (loss) from discontinued
operations:
    Income (loss) before income taxes.....         $   -         $ 0.8              $ 0.3         $ (1.8)
    Income taxes..........................             -           0.2                0.1            0.2
                                               -------------    ------------     ------------    ------------
    Income (loss) from discontinued
       operations, net of related income
       taxes..............................             -           0.6                0.2           (2.0)
    Income on disposal of discontinued
       operations, net of related income
       taxes..............................            10.1         -                 10.1            -
                                               -------------    ------------     ------------    ------------
Net income (loss) ........................         $  10.1       $ 0.6              $10.3         $ (2.0)
                                               =============    ============     ============    ============

PRINCIPAL  RESIDENTIAL  MORTGAGE,  INC.  On May  11,  2004,  we  entered  into a
definitive  agreement  for  the  sale  of  Principal   Residential  Mortgage  to
CitiMortgage, Inc. We closed the sale on July 1, 2004.

Our Mortgage Banking segment, which includes Principal Residential Mortgage, is accounted for as a discontinued operation, under SFAS 144 and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows, and segment operating earnings for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and therefore was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

                                                          AS OF,
                                          -------------------------------------
                                             SEPTEMBER 30,       DECEMBER 31,
                                                2004               2003
                                          ------------------ ------------------
ASSETS
Mortgage loans...........................   $    -                $  2,256.5
Mortgage loan servicing rights...........        -                   1,951.9
Cash and cash equivalents................        -                     674.6
All other assets.........................        -                     675.8
                                          ------------------ ------------------
  Total assets...........................   $    -                $  5,558.8
                                          ================== ==================

                                                          AS OF
                                          -------------------------------------
                                             SEPTEMBER 30,       DECEMBER 31,
                                                2004               2003
                                          ------------------ ------------------
                                                     (IN MILLIONS)
LIABILITIES
Short-term debt..........................   $   -                 $  1,450.9
Long-term debt...........................       -                    1,393.0
All other liabilities....................       -                    2,242.8
                                          ------------------ ------------------

  Total liabilities.......................  $   -                 $  5,086.7
                                          ================== ==================

                                                    FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                -----------------------------     -----------------------------
                                                    2004            2003            2004            2003
                                                -------------    ------------     ------------    -------------
                                                                       (IN MILLIONS)
Total revenues..........................        $      -            $ 238.5         $446.1           $1,095.5
                                                =============    ============     ============    =============
Loss from continuing operations, net of
    related income taxes (corporate
    overhead)...........................        $      -            $  (5.0)        $(10.3)          $  (13.4)

Income from discontinued
   operations:
   Income before income taxes...........               -                5.1           48.3              175.6
   Income taxes.........................               -                1.5           18.3               66.2
                                               -------------    -------------     ------------    -------------
   Income from discontinued
     operations, net of related income
     taxes..............................                -               3.6           30.0              109.4
   Income on disposal of discontinued
     operations, net of related income
     taxes..............................              94.1              -             94.1                -
Cumulative effect of accounting change,
   net of related income taxes..........               -              (10.0)           -                (10.0)
                                                -------------    ------------     ------------    -------------
Net income (loss) ......................        $     94.1          $ (11.4)        $113.8           $   86.0
                                                =============    ============     ============    =============


Our U.S. Asset Management and Accumulation segment held $804.8 million of residential mortgage banking escrow deposits (reported as other liabilities) as of December 31, 2003. The balance of banking escrow deposits were transferred as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the three months ended September 30, 2003, were $7.1 million. Revenues reclassified to discontinued operations, for the nine months ended September 30, 2004 and 2003, were $(5.6) million and $20.2 million, respectively. Income (loss) from discontinued operations net of related income taxes, for the three months ended September 30, 2003, was $2.6 million. Income (loss) from discontinued operations, net of related income taxes, for the nine months ended September 30, 2004 and 2003, was $(3.5) million and $7.7 million, respectively.

BT FINANCIAL GROUP. On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of September 30, 2004, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac, with future contingent proceeds in 2004 of up to A$150.0 million (approximately U.S. $109.0 million). The contingent proceeds will be based on Westpac's future success in growing retail funds under management. We do not anticipate receiving the contingent proceeds.

Excluding contingent proceeds, our total after-tax proceeds from the sale were approximately U.S. $890.0 million. This amount includes cash proceeds from Westpac, expected tax benefits, and gain from unwinding the hedged asset associated with our investment in BT Financial Group.

As of December 31, 2002, we accrued for an estimated after-tax loss on disposal of $208.7 million. During the three months ended and nine months ended September 30, 2003, we incurred an after-tax gain of $12.4 million and $11.3 million, respectively, related to the change in the estimated loss on disposal of BT Financial Group. These gains are recorded in the income from discontinued operations in the consolidated statements of operations. During the three months ended and nine months ended September 30, 2004, we did not incur any after-tax gain or loss associated with the loss on disposal of BT Financial Group.

BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations have been removed from our results of continuing operations, cash flows, and segment operating earnings for all periods presented.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $180.0 million as of September 30, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations required that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. A related judicial action is pending. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was negatively impacted $0.7 million and $0.4 million for the three months ended September 30, 2004 and 2003 and positively impacted $0.4 million and negatively impacted $5.3 million for the nine months ended September 30, 2004 and 2003, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. "Quantitative and Qualitative Disclosures about Market Risk."

IMPACT OF CURTAILMENT ON PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The divestiture of Principal Residential Mortgage created a pre-tax gain of approximately $19.2 million in curtailment accounting under the pension and other postretirement benefit plans. In addition, a pre-tax loss of approximately $1.8 million was recognized related to contractual termination benefits associated with the divestiture. The gain and loss are included in the discontinued operations for the three months and nine months ended September 30, 2004, respectively.

IMPACT OF REMEASUREMENT ON PENSION BENEFIT EXPENSE

Due to the curtailment accounting related to the divestiture of Principal Residential Mortgage discussed above, we conducted a mid-year remeasurement as of July 1, 2004 of the 2004 home office pension and other postretirement benefit expense. The July 1, 2004 remeasurement and fourth quarter 2004 pension expense for the home office employees was based on a 6.5% discount rate and an 8.5% expected long-term return on assets assumption. We use an October 1 measurement date, which results in a three-month lag between the measurement date and the fiscal year-end. Therefore, the July 1, 2004 remeasurement will affect the fourth quarter 2004 pension expense. The pension expense for fourth quarter will be $9.5 million. The Principal Residential Mortgage divestiture did not affect the pension plans or other postretirement benefit plans covering the agents and managers. The agents' pension expense continues to be based on a 6.25% discount rate and 8.5% expected long-term return on assets assumption, which were the assumptions used as of 2003 fiscal year end.

Excluding the curtailment gains and losses, the remeasured 2004 annual pension benefit expense for substantially all of our employees and certain agents is approximately $51.8 million pre-tax, which is a $4.6 million decrease from the original 2004 pre-tax pension expense of $56.4 million and an $8.4 million decrease from the 2003 pre-tax pension expense of $60.2 million. The decrease in the remeasured 2004 expense compared to the original 2004 expense is due to the removal of Principal Residential Mortgage employees, higher discount rate, and higher-than-expected return on plan assets as of July 1, 2004. In addition, the decrease in expense over 2003 is due to the plan's liability experience, an increase in the turnover assumption, and the asset performance. Excluding the curtailment gains and losses, approximately $14.1 million and $42.3 million of pre-tax pension expense was reflected in the determination of net income for the three months and nine months ended September 30, 2004, respectively.

IMPACT OF REMEASUREMENT AND MEDICARE ACT ON OTHER POSTRETIREMENT BENEFIT EXPENSE

The recognition of the Medicare Prescription Drug, Improvement and Modernization Act (the "Medicare Act") will be reflected in the other postretirement benefit expense in fourth quarter. The Medicare Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal tax-free subsidy to sponsors of retiree prescription drug plans. The prescription drug benefits offered by the sponsor must be at least actuarially equivalent to benefits offered under Medicare Part D to qualify for the subsidy. This subsidy is effective in 2006 and would only apply to benefits paid for qualifying retirees who have not enrolled in Medicare Part D.

On July 26, 2004, the Centers of Medicare and Medicaid Services ("CMS") issued proposed regulations that provided guidance on the definition of actuarially equivalent retiree prescription drug coverage. These regulations aided in our third quarter, 2004, determination that the majority of our retiree prescription drug benefit coverage is actuarially equivalent to Medicare's Part D prescription drug plan and thus makes us eligible for the tax-free subsidy beginning in 2006. Accordingly, we conducted a mid-year remeasurement during third quarter 2004 of our retiree medical plans covering home office employees and agents and managers.

The third quarter 2004 remeasurement and fourth quarter other postretirement benefit expense was based on a 6.5% discount rate and a 7.3% expected long-term return on assets assumption. The recognition of the Medicare Act reduced the retiree medical obligations by approximately 11%. Since there is a three month lag between the measurement date and the fiscal year-end, the third quarter 2004 remeasurement will first affect the fourth quarter 2004 expense. The other postretirement benefit income in the fourth quarter of 2004 will be $2.1 million.

Excluding the curtailment gains and losses noted above, the remeasured 2004 annual other postretirement benefit income is approximately $5.8 million pre-tax, which is a $0.9 million increase from the original 2004 pre-tax other postretirement benefit income of $4.9 million. The increase in the remeasured 2004 income compared to the original 2004 income is due to the removal of Principal Residential Mortgage employees, higher discount rate, and the recognition of the Medicare Act. Excluding the curtailment gains and losses, approximately $1.2 million and $3.7 million of pre-tax other postretirement benefit income was reflected in the determination of net income for the three months and nine months ended September 30, 2004, respectively.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. This EITF was originally effective for the period beginning July 1, 2004. However, on September 30, 2004, the FASB issued FASB Staff Position ("FSP") EITF 03-1-1 delaying the effective date for the accounting and measurement provisions of EITF 03-1 until further clarification can be provided. In September 2004, the FASB also issued a proposed FSP providing this additional clarification. The comment period for this proposed FSP ends October 29, 2004, with the FASB expecting to issue the final FSP in November 2004. Due to the uncertainties that still exist with this guidance, we are unable to estimate the impact EITF 03-1 will have to our consolidated financial statements.

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

RECENT CHANGES TO U.S. TAX LAW

The American Jobs Creation Act of 2004, ("the Act") which took effect on October 22, 2004, affects us in a number of ways. It allows domestic corporations to deduct a portion of the dividends received from foreign affiliates in 2004 or 2005 in computing taxable income for that year if certain conditions are met. We are reviewing the implications of that provision. In addition, the Act contains a number of international tax reforms that make it easier to engage in business in other countries. The Act also contains specific rules for nonqualified deferred compensation plans and thus makes the administration of such plans by providers such as us less problematic. Finally, the Act also contains a number of rules to discourage corporate tax shelters and penalties on taxpayers that fail to report such transactions to the Internal Revenue Service, but we do not expect those provisions to have a material impact to us.

BROKER COMPENSATION ISSUES

Regarding the current issues related to compensation of insurance brokers, specifically the New York Attorney General's investigation of contingent commissions and bid-rigging:
o    We have not received any subpoena on this matter.

o We are conducting a thorough internal review to ensure policies are being adhered to by employees.
o Through this stage of the review, we have not identified any instances of bid-rigging.
o We do pay compensation in some situations based on factors including volume, profitability, and persistency, and are therefore closely monitoring legal and regulatory developments around contingent compensation arrangements, as well as developments in industry practice.

RESULTS OF OPERATIONS

The following table presents summary consolidated financial information for the periods indicated:

                                                             FOR THE THREE                   FOR THE NINE
                                                             MONTHS ENDED                    MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ---------------------------   ---------------------------
                                                          2004            2003         2004            2003
                                                      ------------    -----------   ------------   ------------
                                                                              (IN MILLIONS)
INCOME STATEMENT DATA:
Revenues:
   Premiums and other considerations...............    $   923.8      $   867.8      $ 2,736.8      $ 2,648.2
   Fees and other revenues.........................        363.6          289.3        1,060.4          832.6
   Net investment income...........................        822.5          821.4        2,397.9        2,423.2
   Net realized/unrealized capital losses..........        (21.3)          (6.4)        (130.1)         (90.6)
                                                      ------------    -----------   ------------   ------------
     Total revenues................................      2,088.6        1,972.1        6,065.0        5,813.4

Expenses:
   Benefits, claims and settlement expenses........      1,238.0        1,174.4        3,645.2        3,554.3
   Dividends to policyholders......................         72.0           78.7          219.7          232.7
   Operating expenses..............................        543.3          494.5        1,593.9        1,470.1
                                                      ------------    -----------   ------------   ------------
     Total expenses................................      1,853.3        1,747.6        5,458.8        5,257.1
                                                      ------------    -----------   ------------   ------------
Income from continuing operations before income
   taxes...........................................        235.3          224.5          606.2          556.3
Income taxes.......................................         40.7           55.8          119.3          136.9
                                                      ------------    -----------   ------------   ------------
Income from continuing operations, net of related
   income taxes....................................        194.6          168.7          486.9          419.4

Income from discontinued operations, net of
   related income taxes............................        104.2           19.2          130.9          126.4
                                                      ------------    -----------   ------------   ------------
Income before cumulative effect of accounting
   changes.........................................        298.8          187.9          617.8          545.8

Cumulative effect of accounting changes, net of
   related income taxes............................           -            (3.4)          (5.7)          (3.4)
                                                      ------------    -----------   ------------   ------------
     Net income ...................................    $   298.8      $   184.5      $   612.1      $   542.4
                                                      ============    ===========   ============   ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Premiums and other considerations increased $56.0 million, or 6%, to $923.8 million for the three months ended September 30, 2004, from $867.8 million for the three months ended September 30, 2003. The increase reflected a $29.5 million increase from the Life and Health segment primarily due to strong sales and favorable retention in our specialty benefits business and health insurance rate increases partially offset by a decline in premiums resulting from a shift in marketing emphasis from individual traditional life insurance products to individual universal and individual variable universal life insurance products. In addition, the increase was due to a $13.7 million increase from the International Asset Management and Accumulation segment, primarily due to an increase in Chile, a result of record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction, and the strengthening of the Chilean peso versus the U.S. dollar. Furthermore, the increase was also due to an $11.8 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in individual payout annuity sales due to stronger sales from our outside distribution channels.

Fees and other revenues increased $74.3 million, or 26%, to $363.6 million for the three months ended September 30, 2004, from $289.3 million for the three months ended September 30, 2003. The increase was largely due to a $44.3 million increase from the U.S. Asset Management and Accumulation segment primarily related to increased fees from our separate accounts, due to prior year improvements in the equity markets and net cash flow from customers, which have led to higher account values. In addition, Life and Health Insurance fees and other revenues increased $23.7 million primarily due to growth in the individual universal life and individual variable universal life insurance business and the acquisition of the Molloy Companies effective January 2, 2004.

Net investment income increased $1.1 million to $822.5 million for the three months ended September 30, 2004, from $821.4 million for the three months ended September 30, 2003. The increase was primarily related to a $2,448.0 million, or 5%, increase in average invested assets and cash. The annualized yield on average investments and cash was 5.9% for the three months ended September 30, 2004, compared to 6.2% for the three months ended September 30, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment and a larger average cash balance that earns a lower yield.

Net realized/unrealized capital losses increased $14.9 million to $21.3 million for the three months ended September 30, 2004, from $6.4 million for the three months ended September 30, 2003. The increase in net realized losses was primarily due to higher mark to market losses related to derivative activities and fewer gains related to mark to market of certain seed money investments offset by lower other than temporary declines in the value of certain fixed maturity securities and lower losses on fixed maturity sales. During the three months ended September 30, 2004, we also had lower commercial mortgage losses primarily driven by the decrease in the commercial mortgage valuation allowance.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended September 30, 2004.

                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                 ---------------------------------------------------------------------------
                                                        OTHER NET                             NET REALIZED/
                                                        REALIZED                              UNREALIZED
                                                         GAINS                 HEDGING        CAPITAL GAINS
                                   IMPAIRMENTS          (LOSSES)           ADJUSTMENTS          (LOSSES)
                                 ---------------------------------------------------------------------------
                                                               (IN MILLIONS)

Fixed maturity securities (1)...  $     0.3           $     7.4          $    36.2          $    43.9
Equity securities (2)...........       (2.8)                7.3                -                  4.5
Mortgage loans on real
  estate (3)....................        7.7                 -                  -                  7.7
Real estate.....................        -                   3.2                -                  3.2
Derivatives.....................        -                   -                (81.2)             (81.2)
Other (4).......................        -                   2.2               (1.6)               0.6
                                 ---------------------------------------------------------------------------
  Total.........................  $     5.2           $    20.1          $   (46.6)         $   (21.3)
                                 ===========================================================================

-----------------------
(1) Impairments include $3.7 million of impairment losses and $4.0 million in recoveries on the sale of previously impaired assets. Net realized gains (losses) on disposal includes gross realized gains of $10.0 million and gross realized losses of $2.6 million. The realized losses are primarily related to sales of credit impaired securities.
(2) Impairments include $2.8 million of impairment losses. Net realized gains (losses) on disposal includes gross realized gains of $7.8 million and gross realized losses of $0.5 million.
(3) Includes $0.7 million in realized losses due to sale, foreclosure, or impairment write-down of mortgage loans and an $8.4 million decrease in the commercial mortgage valuation allowance resulting from a change in the economic state assumption in our valuation calculation.

(4) Net realized gains (losses) on disposal includes $6.6 million in realized gains on seed money and $4.5 million in losses related to the sale of a foreign investment.

Benefits, claims and settlement expenses increased $63.6 million, or 5%, to $1,238.0 million for the three months ended September 30, 2004, from $1,174.4 million for the three months ended September 30, 2003. The increase resulted from a $33.5 million increase in the International Asset Management and Accumulation segment, primarily due to an increase in Chile related to inflation, higher reserve expenses due to record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction, and the strengthening of the Chilean peso versus the U.S. dollar. In addition, the increase resulted from a $19.4 million increase in the U.S. Asset Management and Accumulation segment due to higher benefit payments and an increase in reserves due to our growing individual payout annuity business and to a lesser extent an increase in cost of interest credited associated with our deferred annuity business.

Dividends to policyholders decreased $6.7 million, or 9%, to $72.0 million for the three months ended September 30, 2004, from $78.7 million for the three months ended September 30, 2003. The decrease primarily resulted from a $5.4 million decrease in dividends to policyholders for the Life and Health Insurance segment due to changes in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment.

Operating expenses increased $48.8 million, or 10%, to $543.3 million for the three months ended September 30, 2004, from $494.5 million for the three months ended September 30, 2003. The increase was largely due to a $29.4 million increase from the U.S Asset Management and Accumulation segment due to an increase in amortization of DPAC and non-deferrable expenses. The increase was also due to a $22.1 million increase from the Life and Health Insurance segment due to growth in our specialty benefits business, the acquisition of the Molloy Companies in 2004, and increased DPAC amortization.

Income taxes decreased $15.1 million, or 27%, to $40.7 million for the three months ended September 30, 2004 from $55.8 million for the three months ended September 30, 2003. The effective income tax rate was 17% for the three months ended September 30, 2004 and 25% for the three months ended September 30, 2003. The effective income tax rates for the three months ended September 30, 2004 and 2003 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and in 2004, tax credits on our investment in a synthetic fuel production facility. The decrease in the effective tax rate to 17% for the three months ended September 30, 2004, from 25% for the three months ended September 30, 2003, was primarily due to increased corporate dividends received, reduced state income taxes and 2004 tax credits on our investment in a synthetic fuel production facility.

As a result of the foregoing factors and the inclusion of income from discontinued operations and the cumulative change in accounting principle, net income increased $114.3 million, or 62%, to $298.8 million for the three months ended September 30, 2004, from $184.5 million for the three months ended September 30, 2003. The income from discontinued operations was related to the estimated gain on our sale of Principal Residential Mortgage and our Argentine companies in 2004 and a change in the estimated loss on disposal of BT Financial Group in 2003. The cumulative change in accounting principle was related to our implementation of FIN 46 in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Premiums and other considerations increased $88.6 million, or 3%, to $2,736.8 million for the nine months ended September 30, 2004, from $2,648.2 million for the nine months ended September 30, 2003. Life and Health segment premiums increased $53.7 million primarily due to strong sales and favorable retention in our specialty benefits business and health insurance rate increases partially offset by a decline in premiums resulting from a shift in marketing emphasis from individual traditional life insurance products to individual universal and individual variable universal life insurance products. In addition, the increase reflected a $44.3 million increase from the International Asset Management and Accumulation segment, primarily a result of an increase in Chile due to record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction, and the strengthening of the Chilean peso versus the U.S. dollar.

Fees and other revenues increased $227.8 million, or 27%, to $1,060.4 million for the nine months ended September 30, 2004, from $832.6 million for the nine months ended September 30, 2003. The increase was largely due to a $157.3 million increase from the U.S. Asset Management and Accumulation segment primarily related to fees from our separate accounts, due to prior year improvements in the equity markets and net cash flow from customers, which have led to higher account values. In addition, Life and Health Insurance fees and other revenues increased $56.5 million primarily due to growth in the individual universal life and individual variable universal life insurance business and the acquisition of the Molloy Companies effective January 2, 2004.

Net investment income decreased $25.3 million, or 1%, to $2,397.9 million for the nine months ended September 30, 2004, from $2,423.2 million for the nine months ended September 30, 2003. The decrease was primarily related to a decrease in annualized investment yields. The annualized yield on average invested assets and cash was 5.7% for the nine months ended September 30, 2004, compared to 6.3% for the nine months ended September 30, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment and a larger average cash balance that earns a lower yield. Partially offsetting the decrease was a $4,756.6 million, or 9%, increase in average invested assets and cash.

Net realized/unrealized capital losses increased $39.5 million, or 44%, to $130.1 million for the nine months ended September 30, 2004, from $90.6 million for the nine months ended September 30, 2003. The increase in net realized losses was primarily due to higher mark to market losses related to derivative activities and lower gains related to mark to market of certain seed money investments and a loss on the sale of a foreign investment offset by lower other than temporary declines in the value of certain fixed maturity securities and less losses on fixed maturity sales.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the nine months ended September 30, 2004.

                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 ---------------------------------------------------------------------------
                                                        OTHER NET                             NET REALIZED/
                                                        REALIZED                               UNREALIZED
                                                         GAINS              HEDGING           CAPITAL GAINS
                                   IMPAIRMENTS          (LOSSES)          ADJUSTMENTS          (LOSSES)
                                 ---------------------------------------------------------------------------
                                                                    (IN MILLIONS)

Fixed maturity securities (1)...  $   (36.3)          $     5.4          $     6.3            $   (24.6)
Equity securities (2)...........       (7.0)               12.5                -                    5.5
Mortgage loans on real
  estate (3)....................      (15.1)                -                  -                  (15.1)
Real estate.....................       (3.3)                7.5                -                    4.2
Derivatives.....................        -                   -                (85.2)               (85.2)
Other (4).......................        -                  (4.9)             (10.0)               (14.9)
                                 ---------------------------------------------------------------------------
  Total.........................  $   (61.7)          $    20.5          $   (88.9)           $  (130.1)
                                 ===========================================================================

-----------------------
(1) Impairments include $49.1 million of impairment losses and $12.8 million in recoveries on the sale of previously impaired assets. Net realized gains
     (losses) on disposal include gross realized gains of $27.2 million and gross realized losses of $21.8 million. The realized losses are primarily related to sales of credit impaired securities.
(2) Impairments include $7.0 million of impairment losses. Net realized gains (losses) on disposal include gross realized gains of $14.9 million and gross realized losses of $2.4 million.

(3) Includes $16.1 million in realized losses due to sale, foreclosure, or impairment write-down of mortgage loans and a $1.0 million decrease in the commercial mortgage valuation allowance.
(4) Net realized gains (losses) on disposal includes $14.1 million in realized gains on seed money and $24.5 million in losses related to the sale of a foreign investment.

Benefits, claims and settlement expenses increased $90.9 million, or 3%, to $3,645.2 million for the nine months ended September 30, 2004, from $3,554.3 million for the nine months ended September 30, 2003. The increase was primarily due to a $72.5 million increase from the International Asset Management and Accumulation segment, primarily a result of an increase in Chile due to the strengthening of the Chilean peso versus the U.S. dollar and higher reserve expenses related to record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction. In addition, the Life and Health Insurance segment benefits, claims, and settlement expense increased $41.5 million due to growth in our specialty benefits business. Partially offsetting these increases was a $20.9 million decrease for the U.S. Asset Management and Accumulation segment, reflecting a decrease in our pension full-service accumulation products due to lower interest credited on our non-participating deposit type business and to a lesser extent due to decreases in cost of interest credited on declining business from our participating block.

Dividends to policyholders decreased $13.0 million, or 6%, to $219.7 million for the nine months ended September 30, 2004, from $232.7 million for the nine months ended September 30, 2003. The decrease was primarily attributable to a $10.4 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life insurance dividend interest crediting rates due to a declining interest rate environment.

Operating expenses increased $123.8 million, or 8%, to $1,593.9 million for the nine months ended September 30, 2004, from $1,470.1 million for the nine months ended September 30, 2003. The increase was largely due to a $71.4 million increase from the U.S Asset Management and Accumulation segment due to an increase in amortization of DPAC, non-deferrable expenses and our acquisition of Post Advisory in the fourth quarter of 2003. In addition, the operating expenses for the Life and Health Insurance segment increased $33.2 million primarily due to growth in our specialty benefit business and the acquisition of the Molloy Companies in 2004.

Income taxes decreased $17.6 million, or 13%, to $119.3 million for the nine months ended September 30, 2004 from $136.9 million for the nine months ended September 30, 2003. The effective income tax rate was 20% for the nine months ended September 30, 2004 and 25% for the nine months ended September 30, 2003. The effective income tax rate for the nine months ended September 30, 2004 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income, and 2004 tax credits on our investment in a synthetic fuel production facility. The effective income tax rate for the nine months ended September 30, 2003 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The decrease in the effective tax rate to 20% for the nine months ended September 30, 2004, from 25% for the nine months ended September 30, 2003, was primarily due to tax credits on our investment in a synthetic fuel production facility and reduced state income taxes.

As a result of the foregoing factors and the inclusion of income from discontinued operations and the cumulative changes in accounting principle, net of related income taxes, net income increased $69.7 million, or 13%, to $612.1 million for the nine months ended September 30, 2004, from $542.4 million for the nine months ended September 30, 2003. The income from discontinued operations was related to our sale of Principal Residential Mortgage and our Argentine companies in 2004 and a change in the estimated loss on disposal of BT Financial Group in 2003. The cumulative effect of accounting changes were related to our implementation of SOP 03-1 in 2004 and our implementation of FIN 46 in 2003.

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

The following table presents segment information as of or for the periods indicated:

                                                      AS OF OR FOR THE THREE            AS OF OR FOR THE NINE
                                                          MONTHS ENDED                      MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                  -------------------------------    ------------------------------
                                                      2004              2003             2004             2003
                                                  --------------    -------------    -------------    -------------
                                                                              (IN MILLIONS)
OPERATING REVENUES BY SEGMENT:
U.S. Asset Management and Accumulation........     $     931.3       $     864.8      $   2,731.4      $   2,606.7
International Asset Management and
   Accumulation...............................           136.0              98.3            371.3            279.0
Life and Health Insurance.....................         1,051.8             995.7          3,117.8          3,009.8
Corporate and Other (1).......................            (7.3)             18.9            (17.6)            19.9
                                                  --------------    -------------    -------------    -------------
   Total segment operating revenues...........         2,111.8           1,977.7          6,202.9          5,915.4
Net realized/unrealized capital losses,
   including recognition of front-end fee
   revenues and certain market value
   adjustments to fee revenues(2).............           (23.2)             (5.6)          (137.9)          (102.0)
                                                  --------------    -------------    -------------    -------------
   Total revenue per consolidated statements
     of   operations..........................     $   2,088.6       $   1,972.1      $   6,065.0      $   5,813.4
                                                  ==============    =============    =============    =============
OPERATING EARNINGS (LOSS) BY SEGMENT:
U.S. Asset Management and Accumulation .......     $     123.5       $     107.9      $     364.7      $     308.5
International Asset Management and
   Accumulation...............................            10.9               7.8             28.8             26.3
Life and Health Insurance.....................            71.6              52.8            203.3            174.8
Mortgage Banking..............................             -                (5.0)           (10.3)           (13.4)
Corporate and Other ..........................            (0.8)              3.8            (21.4)           (11.6)
                                                  --------------    -------------    -------------    -------------
   Total segment operating earnings...........           205.2             167.3            565.1            484.6
Net realized/unrealized capital losses, as
   adjusted(2)................................           (10.6)              1.4            (78.2)           (65.2)
Other after-tax adjustments(3)................           104.2              15.8            125.2            123.0
                                                  --------------    -------------    -------------    -------------
   Net income per consolidated statements of
     operations...............................     $     298.8       $     184.5      $     612.1      $     542.4
                                                  ==============    =============    =============    =============
TOTAL ASSETS BY SEGMENT:
U.S. Asset Management and Accumulation (4)....     $   90,264.3      $  79,307.0      $  90,264.3      $  79,307.0
International Asset Management and
   Accumulation...............................         3,375.5           2,724.0          3,375.5          2,724.0
Life and Health Insurance.....................        12,899.4          11,903.1         12,899.4         11,903.1
Mortgage Banking (5)..........................             -             7,810.4              -            7,810.4
Corporate and Other (6).......................         3,237.2           1,970.1          3,237.2          1,970.1
                                                  --------------    -------------    -------------    -------------
   Total assets...............................     $ 109,776.4       $ 103,714.6      $ 109,776.4      $ 103,714.6
                                                  ==============    =============    =============    =============

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

                                                          FOR THE THREE                      FOR THE NINE
                                                           MONTHS ENDED                      MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  -------------------------------    ------------------------------
                                                      2004              2003             2004             2003
                                                  -------------     -------------    -------------    -------------
                                                                              (IN MILLIONS)

Net realized/unrealized capital losses...........     $(21.3)        $   (6.4)        $ (130.1)        $  (90.6)
Certain market value adjustments to fee
  revenues.......................................       (1.9)             -               (7.7)           (16.5)
Recognition of front-end fee revenues............        -                0.8             (0.1)             5.1
                                                  -------------     -------------    -------------    -------------
  Net realized/unrealized capital losses,
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues .................      (23.2)            (5.6)          (137.9)          (102.0)
Amortization of deferred policy acquisition and
    sales inducement costs related to net
    realized/unrealized capital gains (losses)...       (0.6)            (0.3)             2.0              3.0
Capital gains distributed........................       (0.1)            (1.0)            (1.3)            (2.0)
Minority interest capital (gains) losses.........       (0.1)             0.1             (0.3)             0.4
                                                  -------------     -------------    -------------    -------------
  Net realized/unrealized capital losses,
    including recognition of front-end fee
    revenues and certain market value
    adjustments to fee revenues, net of related
    amortization of deferred policy acquisition
    and sales inducement costs, capital gains
    (losses) distributed and minority capital
    gains (losses)...............................      (24.0)            (6.8)          (137.5)          (100.6)
Income tax effect ...............................       13.4              8.2             59.3             35.4
                                                  -------------     -------------    -------------    -------------
  Net realized/unrealized capital gains (losses),
    as adjusted...................................     $(10.6)        $    1.4         $  (78.2)        $  (65.2)
                                                  =============     =============    =============    =============


(3) For the three months ended September 30, 2004, other after-tax adjustments of $104.2 million included the positive effects of: (a) the estimated gain on disposal of Principal Residential Mortgage ($94.1 million) and (b) the estimated gain on disposal of our Argentine companies ($10.1 million). For the three months ended September 30, 2003, other after-tax adjustments of $15.8 million included (1) the positive effects of: (a) a change in the estimated loss on disposal of BT Financial Group ($12.4 million); (b) income from discontinued operations related to the sale of Principal Residential Mortgage ($6.2 million); and (c) income from discontinued operations related to the sale of our Argentine companies ($0.6 million) and (2) the negative effect of a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million). For the nine months ended September 30, 2004, other after-tax adjustments of $125.2 included
     (1) the positive effects of: (a) discontinued operations related to the sale of Principal Residential Mortgage ($120.6 million) and (b) discontinued operations related to the sale of our Argentine companies ($10.3 million) and (2) the negative effect from a cumulative effect of an accounting change, a result of our implementation of SOP 03-1 ($5.7 million). For the nine months ended September 30, 2003, other after-tax adjustments of $123.0 million included (1) the positive effects of: (a) income from discontinued operations related to the sale of Principal Residential Mortgage ($117.1 million) and (b) a change in the estimated loss on disposal of BT Financial Group ($11.3 million) and (2) the negative effects of: (a) a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million) and (b) a loss from discontinued operations related to the sale of our Argentine companies ($2.0 million).

(4) U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $736.7 million at September 30, 2004, and $834.3 million at September 30,

     2003. Changes in fair value of the separate account are reflected in both separate account assets and separate account liabilities.

(5) As a result of our implementation of FIN 46, effective July 1, 2003, Mortgage Banking assets included the full consolidation of Principal Residential Mortgage Capital Resources, LLC ("PRMCR"), which provided a source of funding for our residential mortgage loan production. As of September 30, 2003, PRMCR held $3.5 billion in mortgage loans held for sale, which were reported as assets of discontinued operations on our consolidated statement of financial position. On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc. We closed the sale on July 1, 2004.

(6) Includes inter-segment elimination amounts related to an internal line of credit, long-term borrowings, and internally generated mortgage loans. The Corporate and Other segment managed a revolving line of credit used by another segment. The U.S. Asset Management and Accumulation segment and the Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment.

U.S. ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

                                                      FOR THE THREE                      FOR THE NINE
                                                      MONTHS ENDED                       MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                              -------------------------------    ------------------------------
                                                  2004              2003             2004             2003
                                              --------------    -------------    -------------    -------------
                                                                       (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues(1):
  Premiums and other considerations.....       $      83.3       $      71.5      $    249.3       $    259.7
  Fees and other revenues...............             242.1             195.1           727.1            573.4
  Net investment income.................             605.9             598.2         1,755.0          1,773.6
                                              --------------    -------------    -------------    -------------
    Total operating revenues............             931.3             864.8         2,731.4          2,606.7

Expenses:
  Benefits, claims and settlement
    expenses, including dividends to
    policyholders.......................             524.5             506.3         1,527.2          1,550.5
  Operating expenses....................             243.4             213.1           723.3            652.9
                                              --------------    -------------    -------------    -------------
    Total expenses......................             767.9             719.4         2,250.5          2,203.4
                                              --------------    -------------    -------------    -------------
Pre-tax operating earnings..............             163.4             145.4           480.9            403.3
Income taxes............................              39.9              37.5           116.2             94.8
                                              --------------    -------------    -------------    -------------
Operating earnings......................             123.5             107.9           364.7            308.5

Net realized/unrealized capital losses,
  as adjusted ..........................             (23.6)            (19.7)          (81.1)           (79.8)

Other after-tax adjustments.............               -                 0.9            (5.0)             6.0
                                              --------------    -------------    -------------    -------------
U. S. GAAP REPORTED:
Net income..............................       $      99.9       $      89.1      $    278.6       $    234.7
                                              ==============    =============    =============    =============


(1) Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Premiums and other considerations increased $11.8 million, or 17%, to $83.3 million for the three months ended September 30, 2004, from $71.5 million for the three months ended September 30, 2003. The increase primarily resulted from a $9.0 million increase in individual payout annuity sales due to stronger sales from our outside distribution channels.

Fees and other revenues increased $47.0 million, or 24%, to $242.1 million for the three months ended September 30, 2004, from $195.1 million for the three months ended September 30, 2003. Pension full-service accumulation fees and other revenue increased $34.3 million primarily due to an increase in fees from our separate accounts, due to prior year improvements in the equity markets and net cash flow from customers, which have led to higher account values. In addition, Principal Global Investors fees and other revenues increased $7.1 million primarily due to increased management fees stemming from our acquisition of Post Advisory in fourth quarter of 2003 and an increase in assets under management.

Net investment income increased $7.7 million, or 1%, to $605.9 million for the three months ended September 30, 2004, from $598.2 million for the three months ended September 30, 2003. The increase primarily resulted from a $1,881.5 million, or 5%, increase in average invested assets and cash. The increase was slightly offset by a decrease in the average annualized yield on invested assets and cash, which was 5.8% for the three months ended September 30, 2004, compared to 5.9% for the three months ended September 30, 2003. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment and a larger average cash balance that earns a lower yield.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $18.2 million, or 4%, to $524.5 million for the three months ended September 30, 2004, from $506.3 million for the three months ended September 30, 2003. The increase primarily related to a $14.1 million increase from individual payout annuity due to higher benefit payments and an increase in reserves due to our growing individual payout annuity business and to a lesser extent an increase in cost of interest credited associated with our deferred annuity business. In addition, our pension full-service payout benefit, claims and settlement expenses increased $8.7 million primarily due to an increase in sales of single premium group annuities with life contingencies and an improvement in mortality experience. Furthermore, our pension investment only business increased $8.2 million due to an increase in cost of interest credited on this block of business as a result of an increase in account values. Partially offsetting the overall increase was a $11.5 million decrease in our pension full-service accumulation products due to lower interest credited on our non-participating deposit type business and to a lesser extent due to decreases in cost of interest credited on declining business from our participating block.

Operating expenses increased $30.3 million, or 14%, to $243.4 million for the three months ended September 30, 2004, from $213.1 million for the three months ended September 30, 2003. The increase primarily resulted from a $17.8 million increase in pension full-service accumulation due to an increase in amortization of DPAC and non-deferrable expenses. In addition, individual fixed annuity operating expenses increased $5.8 million primarily due to our growing block of fixed deferred annuity business. Furthermore, Principal Global Investors operating expenses increased $4.2 million primarily due to our acquisition of Post Advisory in the fourth quarter of 2003 and to a lesser extent an increase in minority interest expense.

Income taxes increased $2.4 million, or 6%, to $39.9 million for the three months ended September 30, 2004, from $37.5 million for the three months ended September 30, 2003. The effective income tax rate for this segment was 24% for the three months ended September 30, 2004, and 26% for the three months ended September 30, 2003. The effective income tax rates for the three months ended September 30, 2004 and 2003, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income. The decrease in the effective tax rate was primarily due to an increase in the dividends received deduction.

As a result of the foregoing factors, operating earnings increased $15.6 million, or 14%, to $123.5 million for the three months ended September 30, 2004 from $107.9 million for the three months ended September 30, 2003.

Net realized/unrealized capital losses, as adjusted, increased $3.9 million, or 20%, to $23.6 million for the three months ended September 30, 2004, from $19.7 million for the three months ended September 30, 2003. The increase was primarily due to higher mark to market losses related to hedging activities, which were offset by lower other than temporary declines in value of certain fixed maturity securities and losses on fixed maturity sales.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $10.8 million, or 12%, to $99.9 million for the three months ended September 30, 2004, from $89.1 million for the three months ended September 30, 2003. For the three months ended September 30, 2003, net income included the positive effect of other after-tax adjustments totaling $0.9 million related to: (1) the positive effect of income from discontinued operations associated with the sale of Principal Residential Mortgage ($2.6 million) and (2) the negative effect of a cumulative effect of accounting change related to our implementation of FIN 46 ($1.7 million).

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Premiums and other considerations decreased $10.4 million, or 4%, to $249.3 million for the nine months ended September 30, 2004, from $259.7 million for the nine months ended September 30, 2003. The decrease primarily resulted from a $5.3 million decrease in individual payout annuity sales, primarily related to increased competitive pressures earlier in 2004. Also contributing to the decrease was a $5.1 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $153.7 million, or 27%, to $727.1 million for the nine months ended September 30, 2004, from $573.4 million for the nine months ended September 30, 2003. Pension full-service accumulation fees and other revenue increased $91.9 million primarily due to an increase in fees from our separate accounts, due to prior year improvements in the equity markets and net cash flow from customers, which have led to higher account values. In addition, Principal Global Investors fees and other revenues increased $44.2 million primarily due to increased management fees stemming from our acquisition of Post Advisory in fourth quarter of 2003 and an increase in assets under management.

Net investment income decreased $18.6 million, or 1%, to $1,755.0 million for the nine months ended September 30, 2004, from $1,773.6 million for the nine months ended September 30, 2003. The decrease primarily resulted from a decrease in the average annualized yield on invested assets and cash, which was 5.7% for the nine months ended September 30, 2004, compared to 6.2% for the nine months ended September 30, 2003. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment and a larger average cash balance that earns a lower yield. The decrease was partially offset by a $3,164.9 million, or 8%, increase in average invested assets and cash.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $23.3 million, or 2%, to $1,527.2 million for the nine months ended September 30, 2004, from $1,550.5 million for the nine months ended September 30, 2003. The decrease primarily resulted from a $31.8 million decrease in our pension full-service accumulation products due to a decrease in cost of interest credited on our non-participating deposit type business and to a lesser extent due to decreases in cost of interest credited on declining business from our participating block. Partially offsetting the overall decrease was a $7.7 million increase in our pension investment only business due to an increase in cost of interest credited on this block of business as a result of an increase in account values.

Operating expenses increased $70.4 million, or 11%, to $723.3 million for the nine months ended September 30, 2004, from $652.9 million for the nine months ended September 30, 2003. The increase primarily resulted from a $30.3 million increase in pension full-service accumulation expenses due to an increase in amortization of DPAC and non-deferrable expenses. In addition, Principal Global Investors operating expenses increased $24.3 million primarily due to our acquisition of Post Advisory in the fourth quarter of 2003 and to a lesser extent an increase in minority interest expense. Furthermore, individual fixed annuity operating expenses increased $11.8 million primarily due to our growing block of fixed deferred annuity business.

Income taxes increased $21.4 million, or 23%, to $116.2 million for the nine months ended September 30, 2004, from $94.8 million for the nine months ended September 30, 2003. The effective income tax rate for this segment was 24% for the nine months ended September 30, 2004, and 24% for the nine months ended September 30, 2003. The effective income tax rates for the nine months ended September 30, 2004 and 2003, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and other tax-exempt income.

As a result of the foregoing factors, operating earnings increased $56.2 million, or 18%, to $364.7 million for the nine months ended September 30, 2004 from $308.5 million for the nine months ended September 30, 2003.

Net realized/unrealized capital losses, as adjusted, increased $1.3 million, or 2%, to $81.1 million for the nine months ended September 30, 2004, from $79.8 million for the nine months ended September 30, 2003. The increase is primarily due to higher mark to market losses related to hedging activities, which were offset by lower other than temporary declines in value of certain fixed maturity securities and lower losses on fixed maturity sales.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $43.9 million, or 19%, to $278.6 million for the nine months ended September 30, 2004, from $234.7 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net income included the negative effect of other after-tax adjustments totaling $5.0 million related to: (1) a loss from discontinued operations associated with the sale of Principal Residential Mortgage ($3.5 million) and (2) a cumulative effect of accounting change due to our implementation of SOP 03-1 ($1.5 million). For the nine months ended September 30, 2003, net income included the positive effect of other after-tax adjustments totaling $6.0 million related to:
(1) the positive effect of income from discontinued operations associated with the sale of Principal Residential Mortgage ($7.7 million) and (2) the negative effect of a cumulative effect of accounting change related to our implementation of FIN 46 ($1.7 million).

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION SEGMENT

The following  table  presents  certain  summary  financial data relating to the
International  Asset  Management  and  Accumulation   segment  for  the  periods
indicated:

                                                  FOR THE THREE                      FOR THE NINE
                                                  MONTHS ENDED                       MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                         --------------------------------    ------------------------------
                                             2004              2003             2004              2003
                                         -------------     --------------    ------------     -------------
                                                                   (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating revenues (1):
  Premiums and other consideration...      $   62.7           $   49.0         $ 173.8          $  129.5
  Fees and other revenues............          21.6               19.6            63.8              50.5
  Net investment income..............          51.7               29.7           133.7              99.0
                                         -------------     --------------    ------------     -------------
    Total operating revenues.........         136.0               98.3           371.3             279.0

Expenses:
  Benefits, claims and settlement
    expenses.........................          97.9               64.4           256.2             183.7
  Operating expenses.................          28.8               25.0            80.5              65.3
                                         -------------     --------------    ------------     -------------
    Total expenses...................         126.7               89.4           336.7             249.0
                                         -------------     --------------    ------------     -------------
Pre-tax operating earnings...........           9.3                8.9            34.6              30.0
Income taxes (benefits)..............          (1.6)               1.1             5.8               3.7
                                         -------------     --------------    ------------     -------------
Operating earnings...................          10.9                7.8            28.8              26.3

Net realized/unrealized capital
    gains (losses), as adjusted......           4.4                3.2             8.4              (0.7)

Other after-tax adjustments..........          10.1               13.0             7.0               9.3
                                         -------------     --------------    ------------     -------------
U.S. GAAP REPORTED:
Net income...........................      $   25.4           $   24.0         $  44.2          $   34.9
                                         =============     ==============    ============     =============
OTHER DATA:
Operating earnings:
  Principal International............      $   10.9           $    7.8         $  28.8          $   26.3
  BT Financial Group.................           -                  -               -                 -

Net income:
  Principal International............      $   25.4           $   11.6         $  44.2          $   23.6
  BT Financial Group.................           -                 12.4             -                11.3


--------------------------
(1)  Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Premiums and other considerations increased $13.7 million, or 28%, to $62.7 million for the three months ended September 30, 2004, from $49.0 million for the three months ended September 30, 2003. An increase of $15.5 million in Chile was primarily a result of record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction, and the strengthening of the Chilean peso versus the U.S. dollar.

Fees and other revenues increased $2.0 million, or 10%, to $21.6 million for the three months ended September 30, 2004, from $19.6 million for the three months ended September 30, 2003. An increase of $1.6 million in Hong Kong was a result of an increase in assets under management primarily due to the acquisition of Dao Heng Fund Management in 2004.

Net investment income increased $22.0 million, or 74%, to $51.7 million for the three months ended September 30, 2004, from $29.7 million for the three months ended September 30, 2003. The increase was primarily due to an increase in the annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, which was 9.5% for the three months ended September 30, 2004, compared to 6.7% for the three months ended September 30, 2003. In addition, the increase was related to a $475.4 million, or 30%, increase in average invested assets and cash, excluding our equity investment in subsidiaries.

Benefits, claims and settlement expenses increased $33.5 million, or 52%, to $97.9 million for the three months ended September 30, 2004, from $64.4 million for the three months ended September 30, 2003. An increase of $33.0 million in Chile was primarily related to inflation, higher reserve expenses due to record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction, and the strengthening of the Chilean peso versus the U.S. dollar.

Operating expenses increased $3.8 million, or 15%, to $28.8 million for the three months ended September 30, 2004, from $25.0 million for the three months ended September 30, 2003. An increase of $2.2 million in Hong Kong was primarily due to the unlocking of DPAC in 2003 coupled with higher investment management fees in 2004 caused by an increase in assets under management due to the acquisition of Dao Heng Fund Management in 2004. In addition, an increase of $1.9 million in Chile was primarily due to the strengthening of the Chilean peso versus the U.S. dollar.

Income tax benefits increased $2.7 million to $1.6 million of income tax benefits for the three months ended September 30, 2004, from $1.1 million of income tax expense for the three months ended September 30, 2003. The increase was partially a result of tax adjustments related to the sale of Principal Residential Mortgage. Since we file a consolidated tax return, the taxable income generated from the third quarter sale of Principal Residential Mortgage enabled our international operations to utilize previously unrecognized net operating losses generated in prior periods. In addition, an increase in Hong Kong was primarily due to a removal of a deferred tax valuation allowance since we will be able to use the related tax credits to offset future taxable earnings.

As a result of the foregoing factors, operating earnings increased $3.1 million, or 40%, to $10.9 million for the three months ended September 30, 2004, from $7.8 million for the three months ended September 30, 2003.

Net realized/unrealized capital gains, as adjusted, increased $1.2 million, or 38%, to $4.4 million for the three months ended September 30, 2004, from $3.2 million for the three months ended September 30, 2003. An increase of $3.2 million in Mexico was primarily due to realized gains on equity securities while restructuring our investment portfolios from equity securities to fixed income securities. In addition, an increase of $1.1 million was primarily due to tax adjustments related to the sale of Principal Residential Mortgage. Since we file a consolidated tax return, the taxable income generated from the third quarter sale of Principal Residential Mortgage enabled our international operations to utilize previously unrecognized net operating losses generated in prior periods. Partially offsetting these increases was a decrease of $3.0 million in Hong Kong primarily due to a change in the fair value of embedded derivatives.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $1.4 million, or 6%, to $25.4 million for the three months ended September 30, 2004, from $24.0 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, net income included the positive effect of other after-tax adjustments totaling $10.1 million related to the estimated gain on disposal of the Argentina operations. For the three months ended September 30, 2003, net income included the positive effect of other after-tax adjustments totaling $13.0 million, related to: (1) the change in the estimated loss on disposal of BT Financial Group ($12.4 million) and (2) the income from discontinued operations related to the sale of our Argentine companies ($0.6 million).

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Premiums and other considerations increased $44.3 million, or 34%, to $173.8 million for the nine months ended September 30, 2004, from $129.5 million for the nine months ended September 30, 2003. An increase of $42.5 million in Chile was primarily a result of record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction, and the strengthening of the Chilean peso versus the U.S. dollar.

Fees and other revenues increased $13.3 million, or 26%, to $63.8 million for the nine months ended September 30, 2004, from $50.5 million for the nine months ended September 30, 2003. An increase of $5.6 million in Hong Kong was a result of an increase in assets under management primarily due to the acquisition of Dao Heng Fund Management in 2004. An increase of $3.8 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of AFORE Tepeyac in February 2003 and the acquisition of Principal Genera, S.A. de C.V., Operadora de Fondos de Inversion ("Genera") in July 2003. In addition, an increase of $3.2 million in India was primarily a result of accounting for Principal PNB Asset Management Company using the full consolidation method of accounting due to our majority ownership beginning third quarter 2003; prior to third quarter 2003, results were reported using equity method of accounting.

Net investment income increased $34.7 million, or 35%, to $133.7 million for the nine months ended September 30, 2004, from $99.0 million for the nine months ended September 30, 2003. The increase was primarily due to a $475.4 million, or 30%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. In addition, the increase was related to an increase in the annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, which was 7.9% for the nine months ended September 30, 2004, compared to 7.8% for the nine months ended September 30, 2003.

Benefits, claims and settlement expenses increased $72.5 million, or 39%, to $256.2 million for the nine months ended September 30, 2004, from $183.7 million for the nine months ended September 30, 2003. An increase of $65.8 million in Chile was primarily a result of the strengthening of the Chilean peso versus the U.S. dollar and higher reserve expenses due to record sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction.

Operating expenses increased $15.2 million, or 23%, to $80.5 million for the nine months ended September 30, 2004, from $65.3 million for the nine months ended September 30, 2003. An increase of $5.0 million in Chile was primarily due to the strengthening of the Chilean peso versus the U.S. dollar and non-deferrable commissions on record sales of single premium annuities with life contingencies. An increase of $4.3 million in Hong Kong was primarily a result of increased marketing efforts and higher investment management fees caused by an increase in assets under management due to the acquisition of Dao Heng Fund Management in 2004. In addition, an increase of $3.1 million in Mexico was primarily due to the acquisition of Genera in July 2003. An increase of $2.5 million in India was primarily a result of accounting for Principal PNB Asset Management Company using the full consolidation method of accounting due to our majority ownership beginning third quarter 2003; prior to third quarter 2003, results were reported using equity method of accounting.

Income taxes increased $2.1 million, or 57%, to $5.8 million for the nine months ended September 30, 2004, from $3.7 million for the nine months ended September 30, 2003. The increase was primarily a result of an increase in deferred taxes related to our Brazilian equity method investment.

As a result of the foregoing factors, operating earnings increased $2.5 million, or 10%, to $28.8 million for the nine months ended September 30, 2004, from $26.3 million for the nine months ended September 30, 2003.

Net realized/unrealized capital gains, as adjusted, increased $9.1 million to $8.4 million of net realized/unrealized capital gains for the nine months ended September 30, 2004, from $0.7 million of net realized/unrealized capital losses for the nine months ended September 30, 2003. An increase of $4.2 million in Hong Kong was primarily due to a change in the fair value of embedded derivatives. In addition, an increase of $3.6 million in Mexico was primarily due to realized gains on equity securities while restructuring our investment portfolios from equity securities to fixed income securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $9.3 million, or 27%, to $44.2 million for the nine months ended September 30, 2004, from $34.9 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net income included the effect of other after-tax adjustments totaling $7.0 million, related to: (1) the positive effect of discontinued operations related to the sale of our Argentine companies ($10.3 million) and (2) the negative effect of cumulative effect of an accounting change related to the implementation of SOP 03-1 ($3.3 million). For the nine months ended September 30, 2003, net income included the effect of other after-tax adjustments totaling $9.3 million, related to: (1) the positive effect of the change in the estimated loss on disposal of BT Financial Group ($11.3 million) and (2) the negative effect of the loss from discontinued operations related to the sale of our Argentine companies ($2.0 million).

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

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

                                                         FOR THE THREE                     FOR THE NINE
                                                         MONTHS ENDED                      MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ------------------------------    -----------------------------
                                                     2004             2003            2004             2003
                                                 -------------    -------------    ------------     ------------
                                                                           (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues(1):
  Premiums and other considerations........       $    776.8       $    747.3       $ 2,312.7        $ 2,259.0
  Fees and other revenues..................            108.7             85.0           309.5            253.0
  Net investment income....................            166.3            163.4           495.6            497.8
                                                 --------------   -------------    ------------     ------------
    Total operating revenues...............          1,051.8            995.7         3,117.8          3,009.8

Expenses:
  Benefits, claims and settlement expenses.            618.5            607.1         1,871.1          1,829.6
  Dividends to policyholders...............             71.0             76.4           216.1            226.5
  Operating expenses.......................            253.7            232.9           723.3            690.3
                                                 --------------   -------------    ------------     ------------
    Total expenses.........................            943.2            916.4         2,810.5          2,746.4
                                                 --------------   -------------    ------------     ------------
Pre-tax operating earnings.................            108.6             79.3           307.3            263.4
Income taxes...............................             37.0             26.5           104.0             88.6
                                                 --------------   -------------    ------------     ------------
Operating earnings.........................             71.6             52.8           203.3            174.8

Net realized/unrealized capital gains
  (losses), as adjusted....................              1.7             (1.1)           (6.1)           (11.5)
Other after-tax adjustments................              -                -              (0.9)             -
                                                 --------------   -------------    ------------     ------------
U.S. GAAP REPORTED:
Net income.................................       $     73.3       $     51.7       $   196.3        $   163.3
                                                 ==============   =============    ============     ============

----------------
(1)  Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Premiums and other considerations increased $29.5 million, or 4%, to $776.8 million for the three months ended September 30, 2004, from $747.3 million for the three months ended September 30, 2003. Specialty benefits insurance premiums increased $22.4 million primarily due to strong sales and favorable retention. In addition, health insurance premiums increased $14.8 million, primarily due to rate increases partially offset by a slight decrease in average covered medical members. Partially offsetting these increases was a decrease of $7.7 million in individual life insurance premiums, primarily a result of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products. Unlike traditional premium-based products, individual universal life and variable life insurance premiums are not reported as GAAP revenue.

Fees and other revenues increased $23.7 million, or 28%, to $108.7 million for the three months ended September 30, 2004, from $85.0 million for the three months ended September 30, 2003. Fee revenues from our individual life insurance business increased $12.1 million, primarily due to a shift in marketing emphasis to fee-based universal and variable universal life insurance products. Fee revenues from our health insurance business increased $11.4 million, primarily a result of the acquisition of the Molloy Companies effective January 2, 2004 and vendor fees.

Net investment income increased $2.9 million, or 2%, to $166.3 million for the three months ended September 30, 2004, from $163.4 million for the three months ended September 30, 2003. The increase primarily relates to a $321.1 million, or 3%, increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 6.5% for the three months ended September 30, 2004, compared to 6.6% for the three months ended September 30, 2003.

Benefits, claims and settlement expenses increased $11.4 million, or 2%, to $618.5 million for the three months ended September 30, 2004, from $607.1 million for the three months ended September 30, 2003. Specialty benefit insurance benefits, claims and settlement expenses increased $16.1 million, primarily driven by growth in the business and moderated to a certain extent by a group disability reserve refinement. Individual life insurance benefits, claims and settlement expenses decreased $3.3 million, primarily due to slower growth in reserves as a result of the continuing shift to universal life and variable universal life insurance products from traditional life insurance policies. Health insurance benefits, claims and settlement expenses decreased $1.4 million primarily due to reserve refinements and slightly reduced medical members partially offset by higher claim costs per member.

Dividends to policyholders decreased $5.4 million, or 7%, to $71.0 million for the three months ended September 30, 2004, from $76.4 million for the three months ended September 30, 2003. The decrease is primarily related to a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment.

Operating expenses increased $20.8 million, or 9%, to $253.7 million for the three months ended September 30, 2004, from $232.9 million for the three months ended September 30, 2003. Specialty benefits operating expenses increased $8.0 million primarily resulting from growth in the business and some one-time expense items. Health insurance operating expenses increased $6.9 million, primarily a result of the acquisition of the Molloy Companies. Individual life insurance operating expenses increased $5.9 million, primarily due to increased DPAC amortization, resulting from the normal unlocking process.

Income taxes increased $10.5 million, or 40%, to $37.0 million for the three months ended September 30, 2004, from $26.5 million for the three months ended September 30, 2003. The effective income tax rate for the segment was 34% for the three months ended September 30, 2004 and 33% for the three months ended
September 30, 2003. The effective income tax rates for the three months ended September 30, 2004 and 2003 were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $18.8 million, or 36%, to $71.6 million for the three months ended September 30, 2004, from $52.8 million for the three months ended September 30, 2003.

Net realized/unrealized capital gains, as adjusted, increased $2.8 million to $1.7 million of net realized/unrealized capital gains for the three months ended September 30, 2004, from $1.1 million of net realized/unrealized capital losses for the three months ended September 30, 2003. The increase is primarily the result of lower other than temporary declines in the value of certain fixed maturity securities and lower commercial mortgage losses primarily driven by a decrease in the commercial mortgage valuation allowance.

As a result of the foregoing factors, net income increased $21.6 million, or 42%, to $73.3 million for the three months ended September 30, 2004, from $51.7 million for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Premiums and other considerations increased $53.7 million, or 2%, to $2,312.7 million for the nine months ended September 30, 2004, from $2,259.0 million for the nine months ended September 30, 2003. Specialty benefits insurance premiums increased $63.9 million primarily due to strong sales and favorable retention. In addition, health insurance premiums increased $18.4 million, primarily due to rate increases partially offset by a slight decrease in average covered medical members and the establishment of a premium refund accrual for pending litigation related to a business exited in the 1990's. Partially offsetting these increases was a decrease of $28.6 million in individual life insurance premiums, primarily a result of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products. Unlike traditional premium-based products, individual universal life and variable life insurance premiums are not reported as GAAP revenue.

Fees and other revenues increased $56.5 million, or 22%, to $309.5 million for the nine months ended September 30, 2004, from $253.0 million for the nine months ended September 30, 2003. Fee revenues from our health insurance business increased $28.4 million, primarily a result of the acquisition of the Molloy Companies effective January 2, 2004. Fee revenues from our individual life insurance business increased $27.7 million, primarily due to a shift in marketing emphasis to fee-based universal and variable universal life insurance products.

Net investment income decreased $2.2 million to $495.6 million for the nine months ended September 30, 2004, from $497.8 million for the nine months ended September 30, 2003. The decrease primarily relates to a decrease in the average annualized yield on invested assets and cash, which was 6.5% for the nine months ended September 30, 2004, compared to 6.8% for the nine months ended September 30, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment. The decrease was partially offset by a $490.6 million, or 5%, increase in average invested assets and cash for the segment.

Benefits, claims and settlement expenses increased $41.5 million, or 2%, to $1,871.1 million for the nine months ended September 30, 2004, from $1,829.6 million for the nine months ended September 30, 2003. Specialty benefit insurance benefits, claims and settlement expenses increased $41.5 million, primarily due to growth in the business. Health insurance benefits, claims and settlement expenses increased $15.8 million due to increased claim costs per member partially offset by the impact of decreased members and reserve refinements. Partially offsetting these increases was a $15.8 million decrease in the individual life insurance benefits, claims and settlement expenses, primarily due to slower growth in reserves as a result of the continuing shift to universal and variable universal life insurance products and to lower death claims.

Dividends to policyholders decreased $10.4 million, or 5%, to $216.1 million for the nine months ended September 30, 2004, from $226.5 million for the nine months ended September 30, 2003. The decrease is primarily related to the dividend scale decrease effective in February 2003 and the a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment.

Operating expenses increased $33.0 million, or 5%, to $723.3 million for the nine months ended September 30, 2004, from $690.3 million for the nine months ended September 30, 2003. Specialty benefits operating expenses increased $17.1 million primarily resulting from growth in the business. Health insurance operating expenses increased $16.6 million, primarily a result of the acquisition of the Molloy Companies.

Income taxes increased $15.4 million, or 17%, to $104.0 million for the nine months ended September 30, 2004, from $88.6 million for the nine months ended September 30, 2003. The effective income tax rate for the segment was 34% for the nine months ended September 30, 2004 and 2003. The effective income tax rates for the nine months ended September 30, 2004 and 2003 were lower than the corporate income tax rate of 35% primarily due to tax-exempt income.

As a result of the foregoing factors, operating earnings increased $28.5 million, or 16%, to $203.3 million for the nine months ended September 30, 2004, from $174.8 million for the nine months ended September 30, 2003.

Net realized/unrealized capital losses, as adjusted, decreased $5.4 million, or 47%, to $6.1 million for the nine months ended September 30, 2004, from $11.5 million for the nine months ended September 30, 2003. The decrease is primarily the result of lower other than temporary declines in the value of certain fixed maturity securities and lower commercial mortgage losses primarily driven by the decrease in the commercial mortgage valuation allowance.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $33.0 million, or 20%, to $196.3 million for the nine months ended September 30, 2004, from $163.3 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, net income included the negative effect of other after-tax adjustments totaling $0.9 million, due to a cumulative effect of accounting change, a result of our implementation of SOP 03-1.

MORTGAGE BANKING SEGMENT

The following table presents certain summary financial data relating to the Mortgage Banking segment for the periods indicated:

                                                     FOR THE THREE                   FOR THE NINE
                                                     MONTHS ENDED                    MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                               ---------------------------    -----------------------------
                                                  2004            2003           2004             2003
                                               -----------     -----------    ------------    -------------
                                                                      (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues:
  Total operating revenues..............       $     -         $      -        $    -          $     -

Expenses:
  Total expenses........................             -                7.9          16.7             21.6
                                               -----------     -----------    ------------    -------------
Pre-tax operating loss..................             -               (7.9)        (16.7)           (21.6)
Income tax benefits.....................             -               (2.9)         (6.4)            (8.2)
                                               -----------     -----------    ------------    -------------
Operating loss..........................             -               (5.0)        (10.3)           (13.4)

Net realized/unrealized capital losses,
  as adjusted ..........................             -                -             -                -
Other after-tax adjustments.............            94.1             (6.4)        124.1             99.4
                                               ------------    -----------    ------------    -------------
U. S. GAAP REPORTED:
Net income (loss).......................       $    94.1       $    (11.4)     $  113.8        $    86.0
                                               ============    ===========    ============    =============


On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc. We closed the sale on July 1, 2004.

Our Mortgage Banking segment, which includes Principal Residential Mortgage, is accounted for as a discontinued operation, under SFAS 144 and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows, and segment operating earnings for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

CORPORATE AND OTHER SEGMENT

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

                                                            FOR THE THREE                   FOR THE NINE
                                                            MONTHS ENDED                    MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                     -----------------------------   ----------------------------
                                                        2004             2003           2004            2003
                                                     ------------    -------------   -----------     ------------
                                                                              (IN MILLIONS)
OPERATING EARNINGS DATA:
Operating Revenues (1):
  Total operating revenues.......................      $ (7.3)         $ 18.9         $ (17.6)         $  19.9

Expenses:
  Total expenses.................................        14.7            13.3            44.8             38.1
                                                     ------------    -------------   -----------     ------------
Pre-tax operating earnings (loss)................       (22.0)            5.6           (62.4)           (18.2)
Income taxes (benefits)..........................       (21.2)            1.8           (41.0)            (6.6)
                                                     ------------    -------------   -----------     ------------
Operating earnings (loss)........................        (0.8)            3.8           (21.4)           (11.6)

Net realized/unrealized capital gains, as
  adjusted.......................................         6.9            19.0             0.6             26.8

Other after-tax adjustments......................         -               8.3             -                8.3
                                                     ------------    -------------   -----------     ------------
Net income (loss)................................      $  6.1          $ 31.1         $ (20.8)         $  23.5
                                                     ============    =============   ===========     ============

--------------------
(1)  Excludes net realized/unrealized capital gains (losses).

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Total operating revenues decreased $26.2 million to a negative $7.3 million for the three months ended September 30, 2004, from a positive $18.9 million for the three months ended September 30, 2003. Net investment income decreased $29.0 million due to unusually high mortgage prepayment income in the prior year as well as a decrease in average annualized investment yields for the segment. In addition, the company acquired a significant variable interest in a coal-based synthetic fuel production facility in June 2004 resulting in increased investment expenses, which are more than offset by a decrease in income taxes. Furthermore, the decrease in total revenues was partially due to a $1.5 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. Partially offsetting the decrease in total revenue was an increase of $5.3 million in fee revenue for transitional services that are provided to CitiMortgage, Inc. on a temporary basis related to the sale of Principal Residential Mortgage, which is mostly offset by a corresponding change in total expenses.

Total expenses increased $1.4 million, or 11%, to $14.7 million for the three months ended September 30, 2004, from $13.3 million for the three months ended September 30, 2003. The increase in expenses was partially due to an increase of $5.2 million for transitional services that are provided to CitiMortgage, Inc. on a temporary basis that are related to the sale of Principal Residential Mortgage, which is mostly offset in total revenue. In addition, an increase of $4.1 million is related to corporate initiatives funded by this segment. The increases were largely offset by a decrease of $6.0 million in interest expense related to the reduction in corporate debt. In addition, inter-segment eliminations included in this segment increased $1.5 million, resulting in a decrease in total expenses.

Income tax benefits increased $23.0 million to $21.2 million of income tax benefits for the three months ended September 30, 2004, from $1.8 million of income tax expense for the three months ended September 30, 2003. The increase was primarily a result of an increase in pre-tax operating loss as well as tax credits on our investment in a synthetic fuel production facility.

As a result of the foregoing factors, operating loss increased $4.6 million to $0.8 million for the three months ended September 30, 2004, from $3.8 million of operating earnings for the three months ended September 30, 2003.

Net realized/unrealized capital gains, as adjusted, decreased $12.1 million, or 64%, to $6.9 million for the three months ended September 30, 2004, from $19.0 million for the three months ended September 30, 2003. The decrease was primarily due to the mark to market of certain seed money investments.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income decreased $25.0 million, or 80%, to $6.1 million of net income for the three months ended September 30, 2004, from $31.1 million of net income for the three months ended September 30, 2003. For the three months ended September 30, 2003, net income included the positive effect of other after-tax adjustments totaling $8.3 million, due to the cumulative effect of accounting change, a result of our implementation of FIN 46.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Total operating revenues decreased $37.5 million to a negative $17.6 million for the nine months ended September 30, 2004, from a positive $19.9 million for the nine months ended September 30, 2003. Net investment income decreased $38.8 million due to a decrease in average annualized investment yields for the segment and unusually high mortgage prepayment income in the prior year. In addition, the company acquired a significant variable interest in a coal-based synthetic fuel production facility in June 2004 resulting in increased investment expenses, which are more than offset by a decrease in income taxes. The decrease in total revenue was partially offset by a $5.3 million increase in fee revenue for transitional services that are provided to CitiMortgage, Inc. on a temporary basis that are related to the sale of Principal Residential Mortgage, which is mostly offset by a corresponding change in total expenses.

Total expenses increased $6.7 million, or 18%, to $44.8 million for the nine months ended September 30, 2004, from $38.1 million for the nine months ended September 30, 2003. The increase in total expenses was partially due to an increase of $7.2 million related to a prepayment penalty recognized on redemption of our surplus notes due 2024. An increase in total expenses of $5.2 million was related to transitional services that are provided to CitiMortgage, Inc. on a temporary basis that are related to the sale of Principal Residential Mortgage, which is mostly offset in total revenues. In addition, corporate initiatives funded by this segment increased $2.7 million. The increase in total expenses was largely offset by $10.3 million decrease in interest expense related to the reduction in corporate debt.

Income tax benefits increased $34.4 million to $41.0 million for the nine months ended September 30, 2004, from $6.6 million for the nine months ended September 30, 2003. The increase was primarily a result of an increase in pre-tax operating loss, tax credits on our investment in a synthetic fuel production facility as well as a tax benefit associated with the sale of a foreign investment.

As a result of the foregoing factors, operating loss increased $9.8 million, or 84%, to $21.4 million for the nine months ended September 30, 2004, from $11.6 million for the nine months ended September 30, 2003.

Net realized/unrealized capital gains, as adjusted, decreased $26.2 million, or 98%, to $0.6 million for the nine months ended September 30, 2004, from $26.8 million for the nine months ended September 30, 2003. The decrease was primarily due to the mark to market of certain seed money investments and a loss on the sale of a foreign investment. These losses were partially offset by gains on sales of invested assets in 2004 and lower other than temporary impairments.

As a result of the foregoing factors, net loss increased $44.3 million to $20.8 million for the nine months ended September 30, 2004, from $23.5 million of net income for the nine months ended September 30, 2003. For the nine months ended September 30, 2003, net income included the positive effect of other after-tax adjustments totaling $8.3 million, due to the cumulative effect of accounting change, a result of our implementation of FIN 46.

LIQUIDITY AND CAPITAL RESOURCES

Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure as of September 30, 2004.

                          Principal Financial Group, Inc.
                                          |
                          Principal Financial Services, Inc.
      |                                   |                        |
 Principal Life                 Principal International          Other
Insurance Company                      Entities               Subsidiaries
      |
    Other
 Subsidiaries

SOURCES AND USES OF CASH OF CONSOLIDATED OPERATIONS

Net cash provided by operating activities was $1,995.1 million and $2,124.3 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in cash provided by our continuing operations between periods primarily related to a decrease in mortgage escrow balances held in our banking operations that were paid out as a result of the sale of Principal Residential Mortgage to CitiMortgage Inc. This decrease in cash was partially offset by the settlement of intercompany arrangements received as a result of the sale of Principal Residential Mortgage.

Net cash used in investing activities was $1,792.9 million and $2,738.6 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in cash used in investing activities between periods was primarily related to cash proceeds from the sale of subsidiaries, including the sale of Principal Residential Mortgage to CitiMortgage, Inc. Also contributing to the decrease was an increase in the net sales of mortgage loans and real estate. These were slightly offset by an increase in net purchases of available for sale securities.

Net cash provided by financing activities was $507.8 million and $503.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in net cash provided by financing activities was primarily due to a decrease in net withdrawals of investment contracts offset by an increase in payment of long term debt, a decrease in bank deposits and an increase in treasury stock acquired.

On October 22, 2004, our Board of Directors declared an annual dividend of approximately $166.4million, equal to $0.55 per share, payable on December 17, 2004, to shareholders of record as of November 12, 2004.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and retirement of existing debt and equity. In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission, which became effective on June 30, 2004. The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc ("PFG") and trust preferred securities of three subsidiary trusts. If we issue securities, we intend to use the proceeds from the sale of the securities offered by this prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. PFSI unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement. As of September 30, 2004, no amounts have been issued under our shelf registration.

DIVIDENDS FROM PRINCIPAL LIFE

The payment of stockholder dividends by Principal Life to its parent company is limited by Iowa laws. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (the "Commissioner") to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of:

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

On May 19, 2004, Principal Life declared a dividend of up to $1.2 billion. Total ordinary stockholder dividends paid by Principal Life to its parent company through September 30, 2004 were $494.0 million. In March of this year, Principal Life redeemed $200.0 million of its surplus notes at a cost of $207.2 million. Principal Life and the Commissioner have agreed that this $207.2 million will be applied against Principal Life's 2004 ordinary dividend capacity. As a result, Principal Life may not pay an additional ordinary dividend in 2004. Principal Life has requested and received permission from the Commissioner to pay an extraordinary dividend in the amount of $700.0 million, of which $630.0 million was paid as of September 30, 2004.

COMMON STOCK ISSUED AND TREASURY STOCK ACQUIRED

In the last two years, our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

In May 2004, our Board of Directors authorized a repurchase program of up to $700.0 million of our outstanding common stock. This program began after the completion of the May 2003 repurchase program, which authorized the repurchase of up to $300.0 million of our outstanding common stock. We acquired 14.5 million shares in the open market at an aggregate cost of $505.5 million during the nine months ended September 30, 2004. As of September 30, 2004, $341.5 million remains available for additional repurchases under the May 2004 share repurchase authorization.

INTERNATIONAL ASSET MANAGEMENT AND ACCUMULATION OPERATIONS

Prior to 2004, we have received approximately U.S. $890.0 million of total proceeds from our sale of substantially all of BT Financial Group to Westpac. This amount includes cash proceeds from Westpac, expected tax benefits, and a gain from unwinding the hedged asset associated with our investment in BT Financial Group. An additional future contingent receipt of approximately U.S. $109.0 million may be received in 2004, if Westpac experiences growth in their retail assets under management. We do not anticipate receiving the contingent proceeds.

Our Brazilian, Chilean and Mexican operations produced positive cash flow from operations for the nine months ended September 30, 2004 and 2003. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations have required infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.

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

                                                         FOR THE NINE
                                                         MONTHS ENDED           FOR THE YEAR ENDED
                                                         SEPTEMBER 30,              DECEMBER 31,
                                                       -----------------    ----------------------------
                                                        2004       2003       2003      2002      2001
                                                       ------    -------    -------    ------    -------

Ratio of earnings to fixed charges before interest
 credited on investment products....................    8.8       7.4        8.3        4.5       3.2
Ratio of earnings to fixed charges...................   1.9       1.8        2.0        1.4       1.3


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of September 30, 2004, we had $847.2 million of long-term debt outstanding compared to $1,374.3 million at December 31, 2003. On March 10, 1994, our subsidiary, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. After receiving approval from the Commissioner, the surplus notes due March 1, 2024, were optionally redeemed by Principal Life on March 1, 2004, in whole at a redemption price of approximately 103.6% of par. Total cash paid for the surplus note redemption on March 1, 2004, was $207.2 million.

Long-term debt was also reduced due to the sale of Principal Residential Mortgage and the sale of a foreign investment and its associated long-term debt.

The following table presents payments due by period for long-term contractual obligations that have experienced significant changes outside the normal course of business since December 31, 2003.

                                                         AS OF SEPTEMBER 30, 2004
                           -------------------------------------------------------------------------------------------------
                                              NINE
                                             MONTHS
                                             ENDED                                                                2009 AND
     CONTRACTUAL                            DECEMBER                                                               THERE-
     OBLIGATIONS              TOTAL         31, 2004           2005         2006         2007         2008         AFTER
----------------------     ------------    -------------     ---------    ---------    ---------    ---------    -----------
                                                                    (IN MILLIONS)

Long-term debt.......      $  847.2          $ 27.8           $ 32.0       $32.2       $ 108.9       $ 76.6        $ 569.7
Long-term debt
  interest...........         302.9            29.1             64.0        61.7          60.5         51.6           36.0
Operating leases.....         167.4            13.2             43.1        34.8          23.0         18.8           34.5


SHORT-TERM DEBT

As of September 30, 2004, we had $145.4 million of short-term debt outstanding compared to $702.8 million at December 31, 2003. As of September 30, 2004, we had credit facilities with various financial institutions in an aggregate amount of $2.1 billion. Our credit facilities include a $1.0 billion back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of September 30, 2004. On November 1, 2004, this facility was reduced to $600 million due to a reduction in the short-term financing need as a result of the sale of Principal Residential Mortgage. Our credit facilities also include $700.0 million to finance a commercial mortgage-backed securities ("CMBS") pipeline, $100.0 million to purchase certain CMBS securities for investment purposes and $300.0 million in various other credit facilities. Short-term debt was reduced due to the sale of Principal Residential Mortgage.

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

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of September 30, 2004, was approximately $197.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, were determined to be insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac"), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $180.0 million as of September 30, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations required that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to the return of their investment plus interest at 10% per annum from the date of investment. We view these potential late filings as a technical matter as we believe investors received the information that is required to be provided directly to them. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. A related judicial action is pending. Although we cannot predict the outcome of this matter or reasonably estimate losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group, Principal Residential Mortgage, and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. We have accrued for the fair value of such indemnifications issued after January 1, 2003.

INVESTMENTS

We had total consolidated assets as of September 30, 2004, of $109.8 billion, of which $55.2 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $53.0 billion were held by our U.S. operations and the remaining $2.2 billion were held by our International Asset Management and Accumulation segment. On May 11, 2004, we entered into a definitive agreement for the sale of Principal Residential Mortgage to CitiMortgage, Inc, which was completed on July 1, 2004. The invested assets and cash have been reclassified to assets from discontinued operations on the consolidated statements of financial position.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, is responsible for establishing all investment policies and reviewing and approving all investments. As of September 30, 2004, there are ten members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 66% and the debt service coverage ratio at loan inception was 2.4 times as of September 30, 2004.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of September 30, 2004.

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

OVERALL COMPOSITION OF U.S. INVESTED ASSETS

U.S. invested assets as of September 30, 2004, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

                              U.S. INVESTED ASSETS

                                                           AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                         ------------------------  ------------------------
                                                                  2004                      2003
                                                         ------------------------  ------------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                         -------------- ---------  ------------- ----------
                                                                            ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................        $  25,688.8        48%   $  24,785.0      48%
   Private........................................           12,446.9        24       11,343.0      22
Equity securities.................................              771.6         1          657.4       1
Mortgage loans
   Commercial ....................................           10,035.0        19        9,630.4      19
   Residential ...................................            1,167.7         2        1,288.1       3
Real estate held for sale ........................              157.0         -          513.0       1
Real estate held for investment...................              906.4         2        1,003.6       2
Policy loans......................................              809.7         2          804.1       2
Other investments ................................            1,012.2         2        1,198.8       2
                                                         -------------- --------   ------------- ----------
   Total invested assets..........................           52,995.3       100%      51,223.4     100%
                                                                        ========                 ==========
Cash and cash equivalents.........................            1,818.9                  1,121.1
                                                         --------------            -------------
   Total invested assets and cash ................        $  54,814.2              $  52,344.5
                                                         ==============            =============

U.S. INVESTMENT RESULTS

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.8% for the three months ended September 30, 2004, compared to 6.2% for the three months ended September 30, 2003. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.6% for the nine months ended September 30, 2004, compared to 6.3% for the nine months ended September 30, 2003. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------
                                                      2004                          2003
                                            ---------------------------------------------------------
                                              YIELD        AMOUNT         YIELD          AMOUNT
                                            -----------  ------------  ----------   -----------------
                                                                  ($ IN MILLIONS)

Fixed maturity securities.................     6.0%        $  560.7        6.1%         $   552.0
Equity securities.........................     6.3             11.3        9.3                8.1
Mortgage loans - Commercial...............     7.2            177.4        7.8              191.7
Mortgage loans - Residential..............     4.5             13.4        3.6               10.0
Real estate...............................     4.4             11.6        5.8               20.9
Policy loans..............................     6.3             12.7        6.7               13.6
Cash and cash equivalents.................     2.1              8.3        2.2                4.7
Other investments.........................     1.8              4.8        8.0               20.1
                                                         ------------               -----------------
  Total before investment expenses........     6.0            800.2        6.4              821.1

Investment expenses.......................     0.2             29.4        0.2               29.4
                                                         ------------               -----------------
  Net investment income...................     5.8%        $  770.8        6.2%         $   791.7
                                                         ============               =================

                              U.S. INVESTED ASSETS
                     INVESTMENT INCOME YIELDS BY ASSET TYPE

                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------
                                                     2004                          2003
                                            ---------------------------------------------------------
                                              YIELD         AMOUNT        YIELD          AMOUNT
                                            -----------  ------------  ----------   -----------------
                                                                ($ IN MILLIONS)

Fixed maturity securities.................     5.9%        $1,634.0        6.4%         $ 1,653.3
Equity securities.........................     6.2             33.3        8.3               21.8
Mortgage loans - Commercial...............     7.0            514.9        7.4              538.1
Mortgage loans - Residential..............     4.0             37.0        3.7               30.8
Real estate...............................     7.0             67.5        6.1               62.7
Policy loans..............................     6.3             38.1        6.8               41.3
Cash and cash equivalents.................     1.5             16.6        3.0               13.4
Other investments.........................     2.2             18.3        6.0               45.7
                                                         ------------               -----------------
  Total before investment expenses........     5.8          2,359.7        6.5            2,407.1

Investment expenses.......................     0.2             95.5        0.2               82.9
                                                         ------------               -----------------
  Net investment income...................     5.6%        $2,264.2        6.3%         $ 2,324.2
                                                         ============               =================

FIXED MATURITY SECURITIES

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 72% of total U.S. invested assets as of September 30, 2004 and 70% as of December 31, 2003. The fixed maturity securities portfolio was comprised, based on carrying amount, of 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of September 30, 2004 and 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2003. Included in the privately placed category as of September 30, 2004, and December 31, 2003, were $5.5 billion and $4.3 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of September 30, 2004, and December 31, 2003, as shown in the following table:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY TYPE OF ISSUER

                                                           AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                         ------------------------   ------------------------
                                                                   2004                      2003
                                                         ------------------------   ------------------------
                                                            CARRYING       % OF       CARRYING      % OF
                                                             AMOUNT        TOTAL       AMOUNT       TOTAL
                                                         --------------  --------   ------------- ----------
                                                                             ($ IN MILLIONS)
U.S. Government and agencies...........................   $     296.5         1%     $     610.9       2%
States and political subdivisions......................         843.2         2            537.0       1
Non-U.S. governments...................................         469.9         1            422.4       1
Corporate - public.....................................      19,013.4        50         18,033.4      50
Corporate - private....................................      10,260.3        27          9,693.1      27
Residential pass-through securities....................       1,483.4         4          2,070.3       6
CMBS...................................................       3,445.3         9          2,917.4       8
Residential collateralized mortgage obligations........         653.9         2            294.6       1
Asset-backed securities................................       1,669.8         4          1,548.9       4
                                                         --------------  --------   ------------- ----------
  Total fixed maturities...............................   $  38,135.7       100%     $  36,128.0     100%
                                                         ==============  ========   ============= ==========

We held $7,252.4 million of mortgage-backed and asset-backed securities as of September 30, 2004, and $6,831.2 million as of December 31, 2003.

We believe that it is desirable to hold residential mortgage-backed pass-through securities due to their credit quality and liquidity as well as portfolio diversification characteristics. Our portfolio is comprised of GNMA, FNMA and FHLMC pass-through securities. In addition, our residential collateralized mortgage obligation portfolio offers structural features that allow cash flows to be matched to our liabilities.

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

The international exposure in our U.S. fixed maturity securities totaled $5,617.8 million, or 15% of total fixed maturity securities, as of September 30, 2004, comprised of corporate and foreign government fixed maturity securities. Of the $5,617.8 million as of September 30, 2004, investments totaled $1,518.3 million in the United Kingdom, $1,436.9 million in the continental European Union, $703.6 million in Asia, $450.7 million in South America, $403.3 million in Australia and $10.6 million in Japan. The remaining $1,094.4 million is invested in 12 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure due to its treatment by the NAIC. As of September 30, 2004, our investments in Canada totaled $1,354.6 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of September 30, 2004, and December 31, 2003.
                                                      AS OF SEPTEMBER 30,
                                                             2004
                                                 ----------------------------
                                                          AMORTIZED
                                                            COST
                                                 ----------------------------
                                                        (IN MILLIONS)
HSBC Holdings PLC (1)(4).......................           $   508.3
MBIA Inc. (2)(3)...............................               454.8
General Electric Co.(3)........................               425.3
Bank of America Corp. (4)......................               418.9
American International Group Inc.(3)(4)........               407.8
JP Morgan Chase & Co. (4)......................               344.9
Citigroup Inc..(3)(4)..........................               334.9
Morgan Stanley (3)(4)..........................               333.1
Royal Bank of Scotland Group PLC (4)...........               297.6
Goldman Sachs Group Inc (4)....................               280.7
                                                          --------------
  Total Top Ten Exposures.....................            $ 3,806.3
                                                          ==============

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

(3) Includes short term exposure classified as cash and cash equivalent for GAAP.

(4) Includes approved counterparty limit. The actual and the stressed potential exposures are less than the approved limit.

                                                       AS OF DECEMBER 31, 2003
                                                   ----------------------------
                                                            AMORTIZED
                                                              COST
                                                   ----------------------------
                                                         (IN MILLIONS)
HSBC Holdings PLIC (1)(3)........................         $    518.7
MBIA Inc. (2)....................................              380.6
American International Group Inc (3).............              363.1
Citigroup Inc. (3)...............................              292.2
Bank of America Corp. (3)........................              265.6
Royal Bank of Scotland Group PLC (3).............              263.3
Verizon Communications Inc.......................              261.9
General Electric Co..............................              249.1
Morgan Stanley (3)...............................              228.8
Bear Stearns Co..................................              223.9
                                                          ----------------
  Total Top Ten Exposures........................         $  3,047.2
                                                          ================

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

(3) Includes approved counterparty limit. The actual and the stressed potential exposures are less than the approved limit.

Our top ten exposures were rated an "A" equivalent or better by the rating agencies as of September 30, 2004 and December 31, 2003. As of September 30, 2004 and December 31, 2003, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The Securities Valuation Office ("SVO") of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC Designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC Designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC Designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of September 30, 2004, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC Designation 1 or 2 was 94%.

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

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of September 30, 2004, and December 31, 2003, as well as the percentage, based on estimated fair value, that each designation comprises:

                              U.S. INVESTED ASSETS
                   FIXED MATURITY SECURITIES BY CREDIT QUALITY

                                               AS OF SEPTEMBER 30, 2004                   AS OF DECEMBER 31, 2003
                                       -----------------------------------------  ------------------------------------------
                                                                      % OF                                        % OF
                       RATING                                         TOTAL                                       TOTAL
NAIC                   AGENCY           AMORTIZED     CARRYING      CARRYING       AMORTIZED      CARRYING       CARRYING
RATING (1)           EQUIVALENT           COST         AMOUNT        AMOUNT          COST          AMOUNT         AMOUNT
--------------   -------------------  ------------   -----------  --------------  ------------  -------------  --------------
                                                                         ($ IN MILLIONS)

1               Aaa/Aa/A.............  $ 19,028.7     $20,192.4        53%         $ 17,299.2    $  18,415.1        51%
2               Baa..................    14,630.8      15,728.6        41            13,579.3       14,657.1        41
3               Ba...................     1,538.7       1,656.0         5             1,998.0        2,123.1         6
4               B....................       347.8         357.0         1               517.4          514.5         1
5               Caa and lower........        50.9          46.5         -               230.9          225.4         1
6               In or near default...       153.5         155.2         -               220.7          192.8         -
                                      ------------   -----------  --------------  ------------  -------------  --------------
                  Total fixed
                    maturities.......  $ 35,750.4     $38,135.7       100%         $ 33,845.5    $  36,128.0       100%
                                      ============   ===========  ==============  ============  =============  ==============

-----------------------
(1) Includes 134 securities with an amortized cost of $1,173.4 million, gross gains of $34.4 million, gross losses of $5.5 million and a carrying amount of $1,202.3 million as of September 30, 2004, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of September 30, 2004, we had invested 1.7% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of September 30, 2004, and December 31, 2003.

                              U.S. INVESTED ASSETS
             CORPORATE FIXED MATURITY SECURITIES BY SALOMON INDUSTRY

                                                         AS OF SEPTEMBER 30,         AS OF DECEMBER 31,
                                                     ----------------------------  -------------------------
                                                                 2004                       2003
                                                     ----------------------------  -------------------------
                                                        CARRYING        % OF          CARRYING       % OF
                                                         AMOUNT          TOTAL         AMOUNT        TOTAL
                                                     --------------  ------------  -------------  ----------
                                                                         ($ IN MILLIONS)
INDUSTRY CLASS
Finance - Bank..........................               $  3,484.7          12%      $ 3,041.9          11%
Finance - Insurance.....................                  2,460.2           9         1,718.1           6
Finance - Other.........................                  3,738.7          13         3,337.5          12
Industrial - Consumer...................                    919.1           3           879.4           3
Industrial - Energy.....................                  2,677.1           9         2,779.5          10
Industrial - Manufacturing..............                  5,509.8          19         5,729.6          21
Industrial - Other......................                    136.8           1           158.7           1
Industrial - Service....................                  4,499.7          15         4,503.0          16
Industrial - Transport..................                    904.3           3           967.8           4
Utility - Electric......................                  3,036.2          10         2,751.2          10
Utility - Other.........................                     57.6           -            67.4           -
Utility - Telecom.......................                  1,849.5           6         1,792.4           6
                                                     --------------  -----------   -------------  ----------
    Total...............................               $ 29,273.7         100%      $27,726.5         100%
                                                     ==============  ===========   =============  ==========

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

We have a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues

Every month, a group of individuals including the Chief Investment Officer, our Portfolio Managers, members of our Workout Group, and representatives from Investment Accounting review all securities where market value is less than seventy-five percent of amortized cost to determine whether losses should be recognized. The analysis focuses on each issuer's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. Formal documentation of the analysis and the company's decision is prepared and approved by management.

We consider relevant facts and circumstances in evaluating whether the credit impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the length of time the fair value has been below cost; (2) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (3) our ability and intent to hold the security to maturity or until it recovers in value. To the extent we determine that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

There are a number of significant risks and uncertainties inherent in the process of monitoring credit impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

The realized losses relating to other than temporary credit impairments of fixed maturity securities were $36.3 million for the nine months ended September 30, 2004. Following is a summary of our material impairments taken for the nine months ended September 30, 2004:

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

For the nine months ended September 30, 2004, we realized $21.8 million of losses upon disposal of bonds excluding hedging adjustments. Included in this $21.8 million is $15.2 million related to sales of seventeen credit impaired names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer's creditworthiness, when a change in regulatory requirements modifies what constitutes a permissable investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of September 30, 2004, and December 31, 2003.

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                               AS OF SEPTEMBER 30, 2004
                                             --------------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       CARRYING
                                                  COST          GAINS          LOSSES          AMOUNT
                                             -------------- --------------- -------------- ----------------
                                                                       (IN MILLIONS)

Finance - Bank..........................       $   3,304.5    $   186.6      $     6.4      $   3,484.7
Finance - Insurance.....................           2,348.6        118.1            6.5          2,460.2
Finance - Other.........................           3,544.7        206.2           12.2          3,738.7
Industrial - Consumer...................             860.6         59.9            1.4            919.1
Industrial - Energy.....................           2,445.6        240.8            9.3          2,677.1
Industrial - Manufacturing..............           5,140.3        373.9            4.4          5,509.8
Industrial - Other......................             128.3          8.5            -              136.8
Industrial - Service....................           4,187.0        321.4            8.7          4,499.7
Industrial - Transport..................             848.4         71.5           15.6            904.3
Utility - Electric......................           2,839.3        202.9            6.0          3,036.2
Utility - Other.........................              49.1          8.5            -               57.6
Utility - Telecom.......................           1,690.1        162.2            2.8          1,849.5
                                             -------------- --------------- -------------- ----------------
   Total corporate securities...........          27,386.5      1,960.5           73.3         29,273.7
U.S. Government and agencies............             287.9          8.9            0.3            296.5
States and political subdivisions.......             793.8         50.1            0.7            843.2
Non-U.S. governments....................             410.4         59.5            -              469.9
Mortgage-backed and other
   asset-backed securities..............           6,778.7        395.4           22.9          7,151.2
                                             -------------- --------------- -------------- ----------------
   Total fixed maturity securities,
     available-for-sale.................       $  35,657.3    $ 2,474.4      $    97.2      $  38,034.5
                                             ============== =============== ============== ================

                              U.S. INVESTED ASSETS
        FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY INDUSTRY CATEGORY

                                                               AS OF DECEMBER 31, 2003
                                             -------------- -----------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED      CARRYING
                                                  COST          GAINS         LOSSES(1)       AMOUNT
                                             -------------- --------------- -------------- ----------------
                                                                    (IN MILLIONS)
Finance - Bank..........................       $   2,870.2    $   183.3      $    11.6      $   3,041.9
Finance - Insurance.....................           1,635.1         95.3           12.3          1,718.1
Finance - Other.........................           3,142.7        205.2           10.4          3,337.5
Industrial - Consumer...................             848.5         56.8           25.9            879.4
Industrial - Energy.....................           2,546.0        245.2           11.7          2,779.5
Industrial - Manufacturing..............           5,363.5        382.0           15.9          5,729.6
Industrial - Other......................             147.9         11.1            0.3            158.7
Industrial - Service....................           4,153.6        355.2            5.8          4,503.0
Industrial - Transport..................             914.2         74.6           21.0            967.8
Utility - Electric......................           2,581.4        179.1            9.3          2,751.2
Utility - Other.........................              61.4          6.8            0.8             67.4
Utility - Telecom.......................           1,623.2        170.5            1.3          1,792.4
                                             -------------- --------------- -------------- ----------------
   Total corporate securities...........          25,887.7      1,965.1          126.3         27,726.5
U.S. Government and agencies............             599.0         12.9            1.0            610.9
States and political subdivisions.......             498.7         40.5            2.2            537.0
Non-U.S. governments....................             358.2         64.2            -              422.4
Mortgage-backed and other
  asset-backed securities...............           6,406.9        343.5           22.1          6,728.3
                                             -------------- --------------- -------------- ----------------
   Total fixed maturity securities,
      available-for-sale................       $  33,750.5    $ 2,426.2      $   151.6      $  36,025.1
                                             ============== =============== ============== ================

-----------------------
(1) Included in the $151.6 million in unrealized losses is $24.8 million that relates to fixed maturity securities that are part of fair value hedging relationships and which have been recognized in net income versus other comprehensive income.

The total unrealized losses on our fixed maturity securities available-for-sale were $97.2 million and $151.6 million as of September 30, 2004 and December 31, 2003, respectively. Of the $97.2 million in gross unrealized losses as of September 30, 2004, there were $0.4 million in losses attributed to securities scheduled to mature in one year or less, $11.0 million is attributed to securities scheduled to mature between one to five years, $27.0 million is attributed to securities scheduled to mature between five to ten years, $35.9 million is attributed to securities scheduled to mature after ten years, and $22.9 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of September 30, 2004 were concentrated primarily in Mortgage-backed and other asset-backed security, Finance-Other, and Industrial-Transportation sectors. The gross unrealized losses as of December 31, 2003 were concentrated primarily in the Industrial-Consumer, Mortgage-backed and other asset-backed security, Industrial-Transportation, and Industrial-Manufacturing sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of September 30, 2004, and December 31, 2003.

                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY QUALITY

                                                              AS OF SEPTEMBER 30, 2004
                                               ---------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED       CARRYING
                                                  COST          GAINS         LOSSES           AMOUNT
                                               ------------- -------------  -------------  -------------
                                                                     (IN MILLIONS)
Investment Grade:
   Public...................................   $  22,883.0    $ 1,566.5      $    34.8      $  24,414.7
   Private..................................      10,683.4        748.2           26.5         11,405.1
Below Investment Grade:
   Public...................................       1,214.9         76.9           17.7          1,274.1
   Private..................................         876.0         82.8           18.2            940.6
                                               ------------- -------------  -------------  -------------
Total fixed maturity securities,
   available-for-sale.......................   $  35,657.3    $ 2,474.4       $   97.2      $  38,034.5
                                               ============= =============  =============  =============


                              U.S. INVESTED ASSETS
             FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY QUALITY

                                                               AS OF DECEMBER 31, 2003
                                               ---------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED      CARRYING
                                                  COST          GAINS          LOSSES         AMOUNT
                                               ------------- -------------  -------------  -------------
                                                                      (IN MILLIONS)
Investment Grade:
   Public...................................   $  21,733.3    $ 1,590.6      $    36.1      $  23,287.8
   Private..................................       9,050.2        671.7           40.3          9,681.6
Below Investment Grade:
   Public...................................       1,407.6        102.1           12.4          1,497.3
   Private..................................       1,559.4         61.8           62.8          1,558.4
                                               ------------- -------------  -------------  -------------
Total fixed maturity securities,
   available-for-sale.......................   $  33,750.5    $ 2,426.2      $   151.6      $  36,025.1
                                               ============= =============  =============  =============


                              U.S. INVESTED ASSETS
         UNREALIZED LOSSES ON INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                     AS OF SEPTEMBER 30, 2004
                                        -------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        --------------------------- ----------------------------- ---------------------------
                                                         GROSS                         GROSS                      GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES       AMOUNT        LOSSES
                                        ------------- ------------- -------------  -------------- -----------  --------------
                                                                           (IN MILLIONS)

Three months or less..................   $     668.8   $    3.5      $  804.7          $  5.2      $1,473.5     $    8.7
Greater than three to six months......       1,306.2       16.0         506.9             5.8       1,813.1         21.8
Greater than six to nine months.......         241.6        5.1         119.6             2.8         361.2          7.9
Greater than nine to twelve months....          19.0        0.5          78.2             2.1          97.2          2.6
Greater than twelve to twenty-four
    months............................         246.5        7.9         250.2            10.1         496.7         18.0
Greater than twenty-four to thirty-
    six months........................           3.2        0.1           -               -             3.2          0.1
Greater than thirty-six months........          22.4        1.7           5.1             0.5          27.5          2.2
                                        ------------- ------------- -------------  -------------- -----------  --------------
    Total fixed maturities, available-
      for-sale........................   $   2,507.7   $   34.8      $1,764.7          $ 26.5      $4,272.4     $   61.3
                                        ============= ============= =============  ============== ===========  ==============

                              U.S. INVESTED ASSETS
         UNREALIZED LOSSES ON INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2003
                                        -------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        --------------------------- ----------------------------- ---------------------------
                                                         GROSS                         GROSS                      GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES       AMOUNT        LOSSES
                                        ------------- ------------- -------------  -------------- -----------  --------------
                                                                           (IN MILLIONS)
Three months or less..................   $   1,157.2   $    7.2      $  574.6          $ 14.2     $  1,731.8    $   21.4
Greater than three to six months......         794.3       10.6         464.4            14.9        1,258.7        25.5
Greater than six to nine months.......         417.7       13.4         209.2             8.5          626.9        21.9
Greater than nine to twelve months....          50.8        1.5           5.1             0.3           55.9         1.8
Greater than twelve to twenty-four
    months............................           -          -            19.1             2.1           19.1         2.1
Greater than twenty-four to thirty-
    six months........................          21.0        2.4           -               -             21.0         2.4
Greater than thirty-six months........          25.1        1.0          27.3             0.3           52.4         1.3
                                        ------------- ------------- -------------  -------------- -----------  --------------
    Total fixed maturities, available-
      for-sale........................   $   2,466.1   $   36.1      $1,299.7          $ 40.3     $  3,765.8    $   76.4
                                        ============= ============= =============  ============== ===========  ==============

                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON BELOW INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                     AS OF SEPTEMBER 30, 2004
                                        ------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        --------------------------- ----------------------------- --------------------------
                                                         GROSS                          GROSS                      GROSS
                                          CARRYING     UNREALIZED      CARRYING       UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES        AMOUNT        LOSSES
                                        ------------ -------------- -------------  -------------- -----------   ------------
                                                                              (IN MILLIONS)

Three months or less..................   $    17.8     $     3.0     $    53.2       $     4.8     $    71.0    $     7.8
Greater than three to six months......        49.3           1.9           8.3             -            57.6          1.9
Greater than six to nine months.......        36.6           3.4           -               -            36.6          3.4
Greater than nine to twelve months....         -             -             6.6             1.2           6.6          1.2
Greater than twelve to twenty-four
    months............................         7.5           0.2          10.9             1.1          18.4          1.3
Greater than twenty-four to thirty-
    six months........................        17.7           3.8          38.1             3.3          55.8          7.1
Greater than thirty-six months........        27.4           5.4          56.0             7.8          83.4         13.2
                                        ------------ -------------- -------------  -------------- -----------   ------------
    Total fixed maturities, available-
       for-sale.......................   $   156.3     $    17.7     $   173.1       $    18.2     $   329.4    $    35.9
                                        ============ ============== =============  ============== ===========   ============

                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON BELOW INVESTMENT GRADE FIXED MATURITY SECURITIES
                      AVAILABLE-FOR-SALE BY AGING CATEGORY

                                                                      AS OF DECEMBER 31, 2003
                                        ------------------------------------------------------------------------------------
                                                  PUBLIC                      PRIVATE                       TOTAL
                                        --------------------------- ----------------------------- --------------------------
                                                         GROSS                         GROSS                      GROSS
                                          CARRYING     UNREALIZED      CARRYING      UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES         AMOUNT         LOSSES       AMOUNT        LOSSES
                                        ------------ -------------- -------------  -------------- -----------   ------------
                                                                              (IN MILLIONS)
Three months or less..................   $    41.1   $       0.6     $    67.9     $      28.8     $   109.0     $   29.4
Greater than three to six months......         5.3           0.8          40.4             6.0          45.7          6.8
Greater than six to nine months.......         3.5           0.1          24.1             0.1          27.6          0.2
Greater than nine to twelve months....         -             -             0.8             0.1           0.8          0.1
Greater than twelve to twenty-four
    months............................        26.9           0.8          68.6             9.1          95.5          9.9
Greater than twenty-four to thirty-
    six months........................        64.2           8.8          62.6             8.2         126.8         17.0
Greater than thirty-six months........         9.1           1.3          78.6            10.5          87.7         11.8
                                        ------------ -------------- -------------  -------------- -----------   ------------
    Total fixed maturities, available-
      for-sale........................   $   150.1   $      12.4     $   343.0     $      62.8     $   493.1     $   75.2
                                        ============ ============== =============  ============== ===========   ============

Of total gross unrealized losses as of September 30, 2004 and December 31, 2003, $61.3 million and $76.4 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $35.9 million and $75.2 million as of September 30, 2004 and December 31, 2003, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of September 30, 2004, and December 31, 2003.

                              U.S. INVESTED ASSETS
      UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY
                                 AGING CATEGORY

                                                                     AS OF SEPTEMBER 30, 2004
                                     -----------------------------------------------------------------------------------------
                                            PROBLEM, POTENTIAL
                                             PROBLEM, AND             ALL OTHER FIXED MATURITY
                                             RESTRUCTURED                   SECURITIES                       TOTAL
                                     ------------------------------ ------------------------------  --------------------------
                                                          GROSS                          GROSS                      GROSS
                                          CARRYING      UNREALIZED      CARRYING       UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES          AMOUNT         LOSSES        AMOUNT        LOSSES
                                     ----------------- ------------ ---------------- -------------  ------------ -------------
                                                                           (IN MILLIONS)

Three months or less.................   $   6.7         $    1.8     $     8.9        $    3.3       $  15.6      $   5.1
Greater than three to six months.....       -                -             -               -             -            -
Greater than six to nine months......       -                -             -               -             -            -
Greater than nine to twelve months...       -                -             -               -             -            -
Greater than twelve months...........       9.5              2.8           -               -             9.5          2.8
                                     ----------------- ------------ ---------------- -------------  ------------ -------------
   Total fixed maturity securities,
       available-for-sale............   $  16.2         $    4.6     $     8.9        $    3.3       $  25.1      $   7.9
                                     ================= ============ ================ =============  ============ =============



                              U.S. INVESTED ASSETS
   UNREALIZED LOSSES ON FIXED MATURITY SECURITIES AVAILABLE-FOR-SALE BY AGING
                                    CATEGORY

                                                                     AS OF DECEMBER 31, 2003
                                     -----------------------------------------------------------------------------------------
                                            PROBLEM, POTENTIAL
                                             PROBLEM, AND             ALL OTHER FIXED MATURITY
                                             RESTRUCTURED                   SECURITIES                       TOTAL
                                     ------------------------------ ------------------------------  --------------------------
                                                          GROSS                          GROSS                      GROSS
                                          CARRYING      UNREALIZED      CARRYING       UNREALIZED    CARRYING     UNREALIZED
                                           AMOUNT        LOSSES          AMOUNT         LOSSES        AMOUNT        LOSSES
                                     ----------------- ------------ ---------------- -------------  ------------ -------------
                                                                           (IN MILLIONS)

Three months or less.................   $      30.9     $    34.6    $      -          $    -        $   30.9     $   34.6
Greater than three to six months.....           -             -             -               -             -            -
Greater than six to nine months......           -             -             -               -             -            -
Greater than nine to twelve months...           0.5           0.1           -               -             0.5          0.1
Greater than twelve months...........           3.6           1.5           7.7             2.2          11.3          3.7
                                     ----------------- ------------ ---------------- -------------  ------------ -------------
   Total fixed maturity securities,
       available-for-sale............   $      35.0     $    36.2    $      7.7        $    2.2      $   42.7     $   38.4
                                     ================= ============ ================ =============  ============ =============


Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $7.9 million as of September 30, 2004 and $38.4 million as of December 31, 2003. The gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" were $4.6 million and $36.2 million as of September 30, 2004, and December 31, 2003, respectively.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

                              U.S. INVESTED ASSETS
 PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED FIXED MATURITIES AT CARRYING AMOUNT

                                                                      AS OF SEPTEMBER 30,      AS OF DECEMBER 31,
                                                                    -----------------------  ----------------------
                                                                              2004                    2003
                                                                    ------------------------ ----------------------
                                                                                        ($ IN MILLIONS)

Total fixed maturity securities (public and private)............            $   38,135.7            $  36,128.0
                                                                            ============            ===========
Problem fixed maturity securities...............................            $       80.0            $     152.5
Potential problem fixed maturity securities.....................                   127.3                  230.1
Restructured fixed maturity securities..........................                    21.5                   39.9
                                                                            ------------            -----------
   Total problem, potential problem and restructured fixed
     maturity securities........................................            $      228.8            $     422.5
                                                                            ============            ===========
   Total problem, potential problem and restructured fixed
     maturity securities as a percent of total fixed maturity
     securities.................................................                     1%                     1%


MORTGAGE LOANS

Mortgage loans comprised 21% and 22% of total U.S. invested assets as of September 30, 2004, and December 31, 2003, respectively. Mortgage loans consist of commercial and residential loans. Commercial mortgage loans comprised $10,035.0 million as of September 30, 2004, and $9,630.4 million as of December 31, 2003, or 90% and 88% of total mortgage loan investments, respectively. Residential mortgages comprised $1,167.7 million as of September 30, 2004 and $1,288.1 million as of December 31, 2003, or 10% and 12% of total mortgage loan investments, respectively. Principal Bank holds the majority of residential loans to comply with federal thrift charter requirements.

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

California accounted for 19% of our commercial mortgage loan portfolio as of September 30, 2004. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of September 30, 2004, 36% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of September 30, 2004 and December 31, 2003 was 1,325 and 1,447, respectively. The average loan size of our commercial mortgage portfolio was $7.6 million as of September 30, 2004.

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

We state commercial mortgage loans at their unpaid principal balances, net of discount accrual and premium amortization, valuation allowances and write downs for impairment. We provide a valuation allowance for commercial mortgage loans based on current market factors and for specific loans considered to be impaired.

Mortgage loans are considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement may not be collected. When we determine that a loan is impaired, we either establish a valuation allowance or adjust the cost basis of that loan and record a loss for the excess of the carrying value of the mortgage loan over its estimated fair value. Estimated fair value is based on either the present value of expected future cash flows discounted at the loan's original effective interest rate, the loan's observable market price or the fair value of the collateral. We record increases in such valuation allowances as realized investment losses and, accordingly, we reflect the losses in our consolidated results of operations. Such increases (decreases) in valuation allowances aggregated $(1.0) million for the nine months ended September 30, 2004 and $(34.0) million for the year ended December 31, 2003.

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

We maintain the allowance for losses on loans at a level management believes to be adequate to absorb estimated probable credit losses. Management bases its periodic evaluation of the adequacy of the allowance for losses on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may change. We evaluate the adequacy of our commercial mortgage loan allowance at December 31, 2003 and released $23.9 million from the allowance. As a result of a change in the economic state used in the valuation calculation, $8.9 million was released from the valuation allowance for the three months ended September 30, 2004.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

                              U.S. INVESTED ASSETS
                     COMMERCIAL MORTGAGE VALUATION ALLOWANCE

                                                                  AS OF SEPTEMBER 30,       AS OF DECEMBER 31,
                                                                -----------------------  ------------------------
                                                                         2004                      2003
                                                                -----------------------  ------------------------
                                                                                     ($ IN MILLIONS)

Beginning balance..........................................          $          49.6           $          83.6
Provision..................................................                     13.7                       1.3
Release....................................................                    (14.7)                    (35.3)
                                                                     ---------------           ---------------
Ending balance.............................................          $          48.6           $          49.6
                                                                     ===============           ===============
Valuation allowance as % of carrying value before reserves.                      1%                        1%


The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

                              U.S. INVESTED ASSETS
  PROBLEM, POTENTIAL PROBLEM AND RESTRUCTURED COMMERCIAL MORTGAGES AT CARRYING
                                     AMOUNT

                                                                  AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                               -----------------------  ------------------------
                                                                          2004                      2003
                                                               -----------------------  ------------------------
                                                                                 ($ IN MILLIONS)

Total commercial mortgages ................................            $     10,035.0           $        9,630.4
                                                                       ==============           ================
Problem commercial mortgages(1)............................            $         45.3           $           45.9
Potential problem commercial mortgages ....................                      68.0                       99.3
Restructured commercial mortgages .........................                      61.6                       65.3
                                                                       --------------           ----------------
   Total problem, potential problem and
     restructured commercial mortgages.....................            $        174.9           $          210.5
                                                                       ==============           ================
   Total problem, potential problem and restructured
     commercial mortgages as a percent of total commercial.                       2%                         2%

--------------------
(1) Problem commercial mortgages include no mortgage loans in foreclosure as of September 30, 2004 and December 31, 2003.

EQUITY REAL ESTATE

We hold commercial equity real estate as part of our investment portfolio. As of September 30, 2004, and December 31, 2003, the carrying amount of equity real estate investment was $1,063.4 million and $1,516.6 million, or 2% and 3%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and interests, both majority owned and non-majority owned, in real estate joint ventures.

Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $906.4 million as of September 30, 2004, and $1,003.6 million as of December 31, 2003. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the nine months ended September 30, 2004 and twelve months ended December 31, 2003, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of September 30, 2004, and December 31, 2003, was $157.0 million and $513.0 million, net of valuation allowances of $8.1 million and $19.1 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central and Pacific regions of the United States as of September 30, 2004. By property type, there is a concentration in office buildings that represented approximately 39% of the equity real estate portfolio as of September 30, 2004.

OTHER INVESTMENTS

Our other investments totaled $1,012.2 million as of September 30, 2004, compared to $1,198.8 million as of December 31, 2003. Derivatives accounted for $549.5 million in other investments as of September 30, 2004. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

INTERNATIONAL INVESTMENT OPERATIONS

As of September 30, 2004, our international investment operations consist of the investments of Principal International comprised of $2.2 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

OVERALL COMPOSITION OF INTERNATIONAL INVESTED ASSETS

As shown in the following table, the major categories of international invested assets as of September 30, 2004, and December 31, 2003, were fixed maturity securities and residential mortgage loans:

                          INTERNATIONAL INVESTED ASSETS

                                                           AS OF SEPTEMBER 30,        AS OF DECEMBER 31,
                                                         -----------------------  ------------------------
                                                                   2004                      2003
                                                         -----------------------  ------------------------
                                                            CARRYING      % OF       CARRYING       % OF
                                                             AMOUNT       TOTAL       AMOUNT        TOTAL
                                                         ------------- ---------  --------------- --------
                                                                            ($ IN MILLIONS)
Fixed maturity securities
   Public.........................................         $  1,647.1        74%      $  1,312.3      66%
   Private........................................                -           -             81.0       4
Equity securities.................................               26.1         1             41.8       2
Mortgage loans
   Residential....................................              346.1        16            333.1      17
Real estate held for investment...................                9.3         -              9.5       1
Other investments ................................              211.4         9            213.3      10
                                                         ------------- ---------  --------------- --------
   Total invested assets..........................            2,240.0       100%         1,991.0     100%
                                                                       =========                  ========
Cash and cash equivalents.........................               83.6                       71.4
                                                         -------------            ---------------
   Total invested assets and cash ................         $  2,323.6                 $  2,062.4
                                                         =============            ===============

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

As of September 30, 2004, the difference between the asset and liability durations on our primary duration managed portfolio was +.13. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $32,001.0 million as of September 30, 2004.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of September 30, 2004, the weighted-average difference between the asset and liability durations on these portfolios was +.42. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $14,330.9 million as of September 30, 2004.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $1,834.5 million as of September 30, 2004.

Using the assumptions and data in effect as of September 30, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $102.0 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted average difference between the asset and liability durations).


                                          AS OF
                                       SEPTEMBER 30,
                                          2004                                  NET            NET FAIR
        RISK MANAGEMENT               VALUE OF TOTAL         DURATION         DURATION          VALUE
           STRATEGY                       ASSETS             OF ASSETS          GAP             CHANGE
----------------------------------  --------------------  ----------------  -------------  ----------------
                                                                                                   (IN
                                        (IN MILLIONS)                                           MILLIONS)

Primary duration-managed..........     $32,001.0               4.01             .13          $    (41.6)
Duration-monitored................      14,330.9               5.07             .42               (60.4)
Non duration-managed..............       1,834.5               5.84             N/A                 N/A
                                    -------------------                                    ----------------
   Total..........................     $48,166.4                                             $   (102.0)
                                    ===================                                    ================

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

We have increased our credit exposure through credit default swaps by investing in $42.5 million of subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of September 30, 2004 was $500.0 million and the mark to market value was $11.8 million. We also invested in credit default swaps creating replicated assets with a notional of $448.3 million and mark to market value of $4.8 million as of September 30, 2004.

We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). We recognized a $0.1 million pre-tax gain for the nine months ended September 30, 2004.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of September 30, 2004, and December 31, 2003:

               DERIVATIVE FINANCIAL INSTRUMENTS - NOTIONAL AMOUNTS

                                                            AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                         ----------------------------- -------------------------
                                                                    2004                        2003
                                                         ----------------------------- -------------------------
                                                             NOTIONAL        % OF        NOTIONAL        % OF
                                                              AMOUNT         TOTAL        AMOUNT        TOTAL
                                                         ---------------  ------------ -------------  ----------
                                                                                 ($ IN MILLIONS)

Interest rate swaps.............................           $  6,088.4         53%       $  5,025.0         49%
Foreign currency swaps..........................              3,042.2         27           2,823.4         27
Credit default swaps ...........................                948.2          8             863.2          8
Bond forwards...................................                510.0          4             467.2          5
Swaptions.......................................                439.0          4             315.0          3
Currency forwards...............................                191.7          2             282.0          3
MBS forwards....................................                186.3          2             522.1          5
Call options....................................                 39.8          -              30.0          -
Put options.....................................                 21.0          -               -            -
Bond options....................................                 17.5          -              17.5          -
U.S. Treasury futures...........................                  0.3          -              27.8          -
Other...........................................                  1.5          -               1.5          -
                                                         ---------------  ------------ -------------  ----------
   Total........................................           $ 11,485.9        100%       $ 10,374.7        100%
                                                         ===============  ============ =============  ==========

               DERIVATIVE FINANCIAL INSTRUMENTS - CREDIT EXPOSURES

                                                            AS OF SEPTEMBER 30,           AS OF DECEMBER 31,
                                                         -------------------------  ----------------------------
                                                                    2004                         2003
                                                         -------------------------  ----------------------------
                                                              CREDIT        % OF       CREDIT           % OF
                                                             EXPOSURE       TOTAL     EXPOSURE          TOTAL
                                                         ---------------  --------  --------------   -----------
                                                                                ($ IN MILLIONS)
Foreign currency swaps..........................         $     471.9         77%      $  637.1        78%
Interest rate swaps.............................                45.9          7           69.0         9
Bond forwards...................................                61.3         10           52.1         6
Credit default swaps............................                19.0          3           45.9         6
Call options....................................                 6.5          1            6.6         1
Swaptions ......................................                11.0          2            1.8         -
Currency forwards...............................                 0.9          -            0.3         -
Put options.....................................                 0.7          -            -           -
                                                         ---------------  --------  --------------   -----------
   Total credit exposure........................               617.2        100%         812.8       100%
                                                                          ========                   ===========
Less:  Collateral received......................              (213.5)                   (334.5)
                                                         ---------------            --------------
   Total........................................         $     403.7                  $  478.3
                                                         ===============            ==============

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

                                                                     AS OF SEPTEMBER 30, 2004
                                           ---------------------------------------------------------------------------------
                                                                                 FAIR VALUE (NO ACCRUED INTEREST)
                                                                                --------------------------------------------
                                                                   WEIGHTED
                                                                   AVERAGE        -100 BASIS                   +100 BASIS
                                               NOTIONAL             TERM            POINT                        POINT
                                               AMOUNT              (YEARS)         CHANGE        NO CHANGE       CHANGE
                                           ------------------  ---------------- --------------  -----------  ---------------
                                                                           ($ IN MILLIONS)

Interest rate swaps..................        $  6,088.5            5.80(1)      $ (247.7)       $  (58.3)      $    83.5
Bond forwards........................             510.0            2.00(5)          90.8            60.8            32.5
Swaptions............................             439.0            1.56(4)         (29.6)          (18.5)          (18.7)
Mortgage-backed forwards and options.             186.3            0.04(5)           3.9             0.3            (3.3)
Bond options.........................              17.5            2.04(5)          (2.5)           (0.6)            -
Put options..........................              21.0            4.72(5)           0.4             0.7             1.2
U.S. Treasury futures................               0.3            0.22(3)           -               -               -
                                           ------------------                   --------------  -----------  ---------------
   Total.............................        $  7,262.6                         $ (184.7)       $  (15.6)      $    95.2
                                           ==================                   ==============  ===========  ===============

--------------------
(1)  Based on maturity date of swap.
(2)  Based on maturity date of floor.
(3)  Based on maturity date.
(4)  Based on option date of swaption.
(5)  Based on settlement date.
(6)  Based on expiration date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

DEBT ISSUED AND OUTSTANDING

As of September 30, 2004, the aggregate fair value of long-term debt was $949.9 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $35.8 million.

                                                                            AS OF SEPTEMBER 30, 2004
                                                           -------------------------------------------------------
                                                                        FAIR VALUE (NO ACCRUED INTEREST)
                                                           -------------------------------------------------------
                                                            -100 BASIS                                 +100 BASIS
                                                           POINT CHANGE           NO CHANGE           POINT CHANGE
                                                           ------------         ------------          ------------
                                                                                (IN MILLIONS)

8.2% notes payable, due 2009.......................        $      568.4         $      545.3          $      523.3
8% surplus notes payable, due 2044.................               119.5                108.5                  98.0
Non-recourse mortgages and notes payable...........               229.8                228.3                 223.0
Other mortgages and notes payable..................                68.0                 67.8                  67.1
                                                           ------------         ------------          ------------
   Total long-term debt............................        $      985.7         $      949.9          $      911.4
                                                           ============         ============          ============

----------------------

EQUITY RISK

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2004, the fair value of our equity securities was $797.7 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $79.8 million. As of September 30, 2004, a 10% immediate and sustained decline in the equity markets would result in a decrease of asset-based fee revenues of $10.3 million over the next three months. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

FOREIGN CURRENCY RISK

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from our international operations and foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2004, was $2,780.8 million. We also have fixed maturity securities that are denominated in foreign currencies. However, we use derivatives to hedge the foreign currency risk, both interest payments and the final maturity payment, of these funding agreements and securities. As of September 30, 2004, the fair value of our foreign currency denominated fixed maturity securities was $317.9 million. We use currency swap agreements of the same currency to hedge the foreign currency exchange risk related to these investments. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2004, was $240.2 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks. Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. As of September 30, 2004, we used currency forwards to hedge a portion of our net equity investment in our Mexican operations from currency fluctuations. The outstanding notional amount of the currency forwards relating to these operations was $30.4 million (approximately $350 million Mexican pesos) and we recognized a $0.1 million pre-tax gain in other comprehensive income for the nine months ended September 30, 2004.

We estimate that as of September 30, 2004, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

EFFECTS OF INFLATION

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

ITEM 4.  CONTROLS AND PROCEDURES

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer,
J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2004, and have concluded that our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, and life, health and disability insurance. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

In October of 2004, several lawsuits were filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. No lawsuits have been filed against us relating to these issues. We have been monitoring the regulatory and legal issues raised by these lawsuits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the amount of our share purchase activity for the periods indicated:

                      ISSUER PURCHASES OF EQUITY SECURITIES
                                                                                                           MAXIMUM
                                                                                                          NUMBER (OR
                                                                                                         APPROXIMATE
                                                                                                       DOLLAR VALUE) OF
                                                                                TOTAL NUMBER OF       SHARES (OR UNITS)
                                                   TOTAL                        SHARES (OR UNITS)      THAT MAY YET BE
                                                 NUMBER OF       AVERAGE        PURCHASED AS PART      PURCHASED UNDER
                                                 SHARES (OR     PRICE PAID       OF PUBLICLY             THE PLANS OR
                                                   UNITS)       PER SHARE         ANNOUNCED              PROGRAMS (IN
                   PERIOD                        PURCHASED      (OR UNIT)      PLANS OR PROGRAMS          MILLIONS)
---------------------------------------------- --------------- ------------- ---------------------- ---------------------
January 1, 2004 - January 31, 2004......                644(3)      $33.07               -                    $147.0 (1)
February 1, 2004 - February 29, 2004....                 -            -                  -                    $147.0 (1)
March 1, 2004 - March 31, 2004..........              9,600(4)      $36.37               -                    $147.0 (1)
April 1, 2004 - April 30, 2004..........          2,237,500         $35.48           2,237,500                $ 67.6 (1)
May 1, 2004 - May 31, 2004..............          2,104,811         $34.77           2,104,811                $694.4 (1),(2)
June 1, 2004 - June 30, 2004............          1,964,600         $35.32           1,964,600                $625.0 (2)
July 1, 2004 - July 31, 2004............          1,931,053         $34.80           1,925,000                $558.0 (2)
August 1, 2004 - August 31, 2004........          2,855,800         $33.14           2,855,800                $463.4 (2)
September 1, 2004 - September 30, 2004            3,454,000         $35.29           3,454,000                $341.5 (2)
                                               ---------------               ----------------------
Total...................................         14,558,008         $34.76          14,541,711                $341.5 (2)
                                               ===============               ======================

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

(4) This activity represents the portion of common stock issued and acquired for stock incentive awards that were utilized to execute the award.

ITEM 6.  EXHIBITS

         EXHIBIT
         NUMBER                                                DESCRIPTION

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



                                         PRINCIPAL FINANCIAL GROUP, INC.
Dated:  November 3, 2004                 By   /S/ MICHAEL H. GERSIE
                                         -----------------------------------
                                         Michael H. Gersie
                                         Executive Vice President and Chief
                                         Financial Officer

                                         Duly Authorized Officer, Principal
                                         Financial Officer, and Chief Accounting
                                         Officer

   EXHIBIT INDEX



    EXHIBIT
    NUMBER                                        DESCRIPTION              PAGE

    12         Statement Regarding Computation of Ratio of Earnings
                to Fixed Charges.......................................... 107
    31.1        Certification of J. Barry Griswell ....................... 108
    31.2        Certification of Michael H. Gersie ....................... 109
    32.1        Certification Pursuant to Section 1350 of Chapter 63 of
                Title 18 of the United States Code -  J. Barry
                Griswell ................................................. 110
    32.2        Certification Pursuant to Section 1350 of Chapter 63 of
                Title 18 of the United States Code -  Michael H.
                Gersie ................................................... 111

                                                              Exhibit 12

                         PRINCIPAL FINANCIAL GROUP, INC.

                 COMPUTATION OF EARNINGS TO FIXED CHARGES RATIO


                                                    FOR THE
                                                   NINE MONTHS
                                                      ENDED                                 FOR THE
                                                   SEPTEMBER 30,                    YEAR ENDED DECEMBER 31,
                                             -----------------------  ---------------------------------------------------------
                                                2004       2003         2003         2002       2001       2000       1999
                                             ---------- ------------  ----------- ----------- ---------- ---------- -----------
                                                                              ($ IN MILLIONS)

1.  Income from continuing operations
        before income taxes..................$  606.2    $  556.3      $  824.3   $  371.5     $  249.9   $  751.1   $  975.3
2.  Interest expense.........................    72.1        77.4         104.3       99.2         96.7      116.8      145.4
3.  Interest factor of rental expense........     3.5         6.0           4.6        8.0          9.4       15.1        9.9
4.  Undistributed income from equity
        investees............................   (14.6)      (19.0)        (18.3)       4.3        (17.4)     (27.1)     (99.7)
                                             ---------- ------------  ----------- ----------- ---------- ---------- -----------
5. Earnings before interest credited on
        investment products..................   667.2       620.7         914.9      483.0        338.6      855.9    1,030.9
6.  Interest credited on investment products.   559.1       551.4         735.7      743.4        773.1      723.5      708.5
                                             ---------- ------------  ----------- ----------- ---------- ---------- -----------
7.  Earnings.................................$1,226.3    $1,172.1      $1,650.6   $1,226.4     $1,111.7   $1,579.4   $1,739.4
                                             ========== ============  =========== =========== ========== ========== ===========

8.  Interest expense.........................$   72.1    $   77.4      $  104.3   $   99.2     $   96.7   $  116.8   $  145.4
9.  Interest factor of rental expense........     3.5         6.0           4.6        8.0          9.4       15.1        9.9
10. Preferred stock dividend requirements
        of majority-owned subsidiaries
        (non-intercompany) ..................     -           0.6           1.2        0.4          -          -          -
                                             ---------- ------------  ----------- ----------- ---------- ---------- -----------
11. Fixed charges before interest credited
        on investment products...............    75.6        84.0         110.1      107.6        106.1      131.9      155.3
12. Interest credited on investment products.   559.1       551.4         735.7      743.4        773.1      723.5      708.5
                                             ---------- ------------  ----------- ----------- ---------- ---------- -----------
13. Fixed charges............................$  634.7    $  635.4      $  845.8   $  851.0     $  879.2   $  855.4   $  863.8
                                             ========== ============  =========== =========== ========== ========== ===========
14. Ratio of earnings to fixed charges
        before interest credited on
        investment products (Line item 5/
        Line item 11)........................     8.8         7.4           8.3        4.5          3.2        6.5        6.6

15. Ratio of earnings to fixed charges
        (Line item 7/Line item 13)...........     1.9         1.8           2.0        1.4          1.3        1.8        2.0


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


Date:  November 3, 2004

                                                /S/ J. BARRY GRISWELL
                                                --------------------------------
                                                J. Barry Griswell
                                                Chairman, President and Chief
                                                Executive Officer

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


Date:  November 3, 2004

                                                    /S/ MICHAEL H. GERSIE
                                                    ---------------------------
                                                    Michael H. Gersie
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                                                   Exhibit 32.1


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, J. Barry Griswell, Chairman, President and Chief Executive Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.



                                                /S/ J. BARRY GRISWELL
                                                ----------------------------
                                                J. Barry Griswell
                                                Chairman, President and Chief
                                                Executive Officer
                                                Date: November 3, 2004

                                                                    Exhibit 32.2


              CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE


I, Michael H. Gersie, Executive Vice President and Chief Financial Officer of Principal Financial Group, Inc., certify that (i) the Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the quarter ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Principal Financial Group, Inc.



                                             /S/ MICHAEL H. GERSIE
                                             ---------------------------------
                                             Michael H. Gersie
                                             Executive Vice President and Chief
                                             Financial Officer
                                             Date: November 3, 2004