Form 10-K
period 2004-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2005-03-04
CIK 1126328

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-16725

PRINCIPAL FINANCIAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	711 High Street, Des Moines, Iowa 50392 (Address of principal executive offices)	42-1520346 (I.R.S. Employer Identification Number)
(515) 247-5111 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes ☒ No ☐

        As of February 21, 2005, there were outstanding 299,530,871 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $10,952,093,488 based on the closing price of $34.78 per share of Common Stock on the New York Stock Exchange on June 30, 2004.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2005, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2004.

PRINCIPAL FINANCIAL GROUP, INC.
TABLE OF CONTENTS

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

PART I

Item 1.    Business

        The Principal Financial Group is a leading provider of retirement savings, investment and insurance products and services with $168.7 billion in assets under management and approximately fifteen million customers worldwide as of December 31, 2004.

        Our U.S. and international operations concentrate primarily on asset accumulation and management. In addition, we offer a broad range of individual and group life insurance, group health insurance, and individual and group disability insurance.

        We primarily focus on small and medium sized businesses, which we define as companies with less than 1,000 employees, providing a broad array of retirement and employee benefit solutions to meet the needs of the business, the business owner and their employees. With over 31,000 plans, we are the leading provider of corporate defined contribution plans in the U.S., according to Spectrem Group. We are also the leading employee stock ownership plan consultant. In addition, we are a leading provider of nonqualified plans, defined benefit plans and plan termination annuities. We are also one of the largest providers of non-medical insurance product solutions.

        We believe small and medium sized businesses are an underserved market, offering attractive growth opportunities in the U.S. in retirement services and other employee benefits. We also believe there is a significant opportunity to leverage our U.S. retirement expertise into select international markets that have adopted or are moving toward private sector defined contribution pension systems. This opportunity is particularly compelling as aging populations around the world are driving increased demand for retirement accumulation, retirement asset management, and retirement income management solutions.

Our Operating Segments

        We organize our businesses into the following operating segments:

  •
  U.S. Asset Management and Accumulation;

  •
  International Asset Management and Accumulation; and

  •
  Life and Health Insurance.

        We also have a Corporate and Other segment, which consists of the assets and activities that have not been allocated to any other segment.

        The following table summarizes our operating revenues for our products and services, which are described in each of the subsequent operating segment discussions:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
U.S. Asset Management and Accumulation:
Full-service accumulation	$1,168.7	$1,099.5	$1,076.5
Full-service payout	811.8	862.5	1,191.8
Investment-only	931.6	905.9	886.4

Total pension	2,912.1	2,867.9	3,154.7
Individual annuities	393.8	354.9	303.8
Mutual funds	182.1	121.1	113.8
Other and eliminations	(30.8)	7.7	1.7

Total U.S. Asset Accumulation	3,457.2	3,351.6	3,574.0
Principal Global Investors	343.4	313.4	216.4
Eliminations	(58.7)	(42.6)	(40.4)

Total U.S. Asset Management and Accumulation	3,741.9	3,622.4	3,750.0
International Asset Management and Accumulation	518.4	399.5	348.7
Life and Health Insurance:
Individual life insurance	1,370.4	1,360.1	1,381.3
Health insurance	1,806.9	1,746.7	1,708.3
Specialty benefits insurance	1,004.0	907.5	857.2

Total Life and Health Insurance	4,181.3	4,014.3	3,946.8
Corporate and Other	(23.0)	26.8	1.6

Total operating revenues	$8,418.6	$8,063.0	$8,047.1

Total operating revenues	$8,418.6	$8,063.0	$8,047.1
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(114.9)	(76.3)	(419.9)

Total U.S. GAAP revenues	$8,303.7	$7,986.7	$7,627.2

U.S. Asset Management and Accumulation Segment

        Our U.S. Asset Management and Accumulation segment consists of:

  •
  asset accumulation operations which provide retirement savings and related investment products and services to businesses, their employees and other individuals; and

  •
  Principal Global Investors, our U.S.-based asset manager.

        For financial results for the U.S. Asset Management and Accumulation segment, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19 Segment Information."

U.S. Asset Accumulation

        Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

  •
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

  •
  To large institutional clients, we also offer investment-only products, including guaranteed investment contracts and funding agreements; and

  •
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

        Full-service Accumulation.    Full-service accumulation products respond to the needs of plan sponsors seeking both administrative and investment services for defined contribution plans or defined benefit plans. The investment component of both the defined contribution and defined benefit plans may be in the form of a group annuity contract or a mutual fund.

        As of December 31, 2004, we provided full-service accumulation products to 31,731 defined contribution pension plans, of which 25,949 were 401(k) plans, covering 2.6 million plan participants, and to 2,883 defined benefit pension plans, covering 274,000 plan participants. As of December 31, 2004, approximately 60% of our full-service accumulation account values were managed by Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

        Prior to 2001, annuities were the only product through which we delivered both administrative and investment services to our defined contribution plan and defined benefit plan customers. Under U.S. federal securities laws, neither the annuity nor the underlying investment options are required to be registered with the Securities and Exchange Commission ("SEC"). Beginning January 2001, we began to offer administrative and investment services to defined contribution plan customers through Principal Advantage, a qualified plan product based on our mutual fund, Principal Investors Fund. We offer investments covering the full range of stable value, equity, fixed income and international investment options managed by our affiliated asset manager, Principal Global Investors, as well as third-party asset managers.

        On December 17, 2004, we entered into a strategic agreement to acquire ABN AMRO Trust Services Company, the Chicago-based pension and retirement business of ABN AMRO, headquartered in the Netherlands. ABN AMRO Trust Services Company provides full-service defined contribution recordkeeping and investment services in the U.S., administering approximately 280 401(k) plans with more than 120,000 participants, representing $4.0 billion in full-service account values. The transaction closed on December 31, 2004.

        Full-service Payout.    Full-service payout products respond to the needs of pension plan participants who, upon retirement or termination of their employment, seek a guaranteed income stream. Plan participants who seek these services include those from pension plans we service, as well as pension plans other providers service. We primarily offer single premium group annuities, which are immediate or deferred annuities that provide a current or future specific income amount, fully guaranteed by us. These are available to defined contribution and defined benefit plan participants. We make regular payments to individuals, invest the underlying assets on their behalf and provide tax reporting to them. We also reinsure single premium immediate annuities issued by another insurer.

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

        Premium received from full-service payout products are generally in the form of single payments. As a result, the level of new premiums can fluctuate depending on the number of retirements and large-scale annuity sales in a particular fiscal quarter. Our affiliated asset manager, Principal Global Investors, manages the assets supporting full-service payout account values.

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

        Deposits to investment-only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. Assets invested in GICs and funding agreements generate a spread between the investment income earned by us and the amount credited to the customer. Our other investment-only products consist of separate accounts invested in either equities or fixed income instruments. Our affiliated asset manager, Principal Global Investors, manages the assets supporting investment-only account values.

Pension Markets and Distribution

        We offer our pension products and services to employer-sponsored pension plans, including qualified and non-qualified defined contribution plans, qualified defined benefit plans and institutional investors. Our primary target market is pension plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. Only 18% of businesses with less than 100 employees, and 36% of businesses with between 100 and 500 employees, offered a 401(k) plan in 2003, according to Spectrem Group. The same study indicates that 66% of employers with between 500 and 1,000 employees and 82% of employers with 1,000 or more employees offered a 401(k) plan in 2003.

        Full-service Accumulation.    We sell our full-service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2004, approximately 100 retirement services sales representatives in over 40 offices, operating as a wholesale distribution network, maintained relationships with over 9,000 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2004, we had a separate staff of over 180 service representatives located in the sales offices who play a key role in the ongoing servicing of pension plans by: providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their pension plans.

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

        Principal Security Builder Retirement Program Individual 401(k) is the newest retirement plan solution from the Principal Financial Group. It was created for the small business owner giving them a low-cost retirement program that allows them to save on taxes while saving for retirement. The Principal Security Builder Retirement Program Individual 401(k) is available through the group annuity contract.

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

        Full-service Payout and Investment-Only.    Our primary distribution channel for full-service payout and investment-only products was comprised of several specialized home office sales consultants working through consultants and brokers that specialize in this type of business. Our home office sales consultants also make sales directly to institutions. Our nationally dispersed retirement services sales representatives act as a secondary distribution channel for these products. Principal Connection also distributes full-service payout products to participants in plans we service who are terminating employment or retiring. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail.

        We market GICs and funding agreements primarily to pension plan sponsors and other institutions. We also offer them as part of our full-service accumulation products. We sell our GICs primarily to plan sponsors for funding of tax-qualified retirement plans. We sell our funding agreements to institutions that may or may not be pension funds. Our primary market for funding agreements is institutional investors in the U.S. and around the world. These investors purchase debt obligations from a special purpose vehicle, which, in turn, purchases a funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another.

Mutual Funds

        We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses, and institutional investors for use within variable life and variable annuity contracts and for use in employer-sponsored pension plans and as a rollover investment option.

Products

        We were ranked in the top quartile among U.S. mutual fund managers in terms of total mutual fund assets under management as of November 30, 2004, according to the Investment Company Institute. The value of our mutual fund assets we managed was $17.2 billion as of December 31, 2004. We provide accounting, compliance, corporate governance, product development and transfer agency functions for all mutual funds we organize. As of December 31, 2004, our mutual fund operations served approximately 904,000 mutual fund shareholder accounts.

        Principal Mutual Funds.    Principal Mutual Funds is a family of mutual funds offered to individuals and businesses, with 22 mutual funds and $3.7 billion in assets under management as of December 31, 2004. We report the results for these funds in this segment under "Mutual Funds."

        Principal Variable Contracts Fund.    Principal Variable Contracts Fund is a series mutual fund, which, as of December 31, 2004, provided 31 investment options for use as funding choices in variable annuity and variable life insurance contracts issued by Principal Life. As of December 31, 2004, this fund had $3.4 billion in assets under management. We report the results for the funds backing variable annuity contracts in this segment under "Individual Annuities." We report the results for the funds backing variable life insurance contracts in the Life and Health Insurance segment.

        Principal Investors Fund.    Principal Investors Fund is a series mutual fund, which as of December 31, 2004, offered 53 investment options. This fund acts as the funding vehicle for Principal Advantage, the defined contribution product described above under "U.S. Asset Management and Accumulation Segment-U.S. Asset Accumulation-Pension Services and Products-Pension Products-Full-service Accumulation." This fund also offers a retail class of shares to individuals primarily for IRA rollovers and a class of shares offered primarily to specified institutional investors. As of December 31, 2004, this retail class of shares had $2.1 billion in assets under management; $0.4 billion of this retail class invests in other share classes of Principal Investors Funds. All other share classes of Principal Investors Funds, including seed money, had $8.3 billion of assets under management. We report the results for this fund, excluding the retail class of shares, under "Pension." We report the results of the retail class of shares in this segment under "Mutual Funds."

        Principal Passage Fee Based Brokerage Account.    Principal Passage is a fee based brokerage account. Clients are charged a quarterly asset based fee on their account in lieu of traditional transaction based commissions. As of December 2004, Principal Passage accounts have accumulated $852 million in assets.

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

        Our retail mutual funds are sold primarily through our affiliated financial representatives, independent brokers registered with our securities broker-dealer, Princor Financial Services Corporation, ("Princor"), registered representatives from other broker-dealers, direct deposits from our employees and others and Principal Connection. Princor, as the marketing arm of our mutual fund business, recruits, trains and supervises registered representatives selling our products.

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

        Fixed Annuities.    Our individual fixed annuities are predominantly single premium deferred annuity contracts. These contracts are savings vehicles through which the customer makes a single deposit with us. For most contracts, the principal amount is guaranteed and for a specified time period, typically one year, we credit the customer's account at a fixed interest rate. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon market and other conditions. We also offer equity indexed fixed annuities where the interest credited is linked to an equity index, subject to maximum and minimum values. Our major source of income from fixed annuities is the spread between the investment income we earn on the underlying general account assets and the interest rate we credit to customers' accounts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. Our affiliated asset manager, Principal Global Investors, manages the assets supporting fixed annuity account values.

        Variable Annuities.    Our individual variable annuity products consist almost entirely of flexible premium deferred variable annuity contracts. These contracts are savings vehicles through which the customer makes a single deposit or a series of deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by Principal Global Investors, or leading third-party asset managers. As of December 31, 2004, 68% of our $3.5 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by Principal Global Investors and 32% to investment sub-accounts managed by third-party asset managers. The customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect death benefit guarantees. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

Individual Annuity Markets and Distribution

        Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses, and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to both qualified and non-qualified pension plans.

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 35%, 50%, and 63% of annuity sales for the years ended December 31, 2004, 2003 and 2002, respectively. The remaining sales were made through brokerage general agencies, banks, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Although our percentage of sales from affiliated financial representatives has declined, they continued to be significant in 2004. The decline is a result of focused efforts to increase sales through non-affiliated distribution channels.

Principal Bank

        Principal Bank, our electronic banking operation, is a federal savings bank that began its activities in February 1998. It offers traditional retail banking products and services via the telephone, Internet, ATM or by mail. Our current products and services include checking and savings accounts, money market accounts, certificates of deposit, consumer loans, first mortgage loans, home equity loans, credit cards, debit cards, and health savings accounts. As of December 31, 2004, Principal Bank had approximately 91,000 customers and over $1.2 billion in assets, primarily funded by retail customer deposits in checking and money market accounts and certificates of deposit.

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

U.S. Asset Management

Principal Global Investors

        Principal Global Investors is a diversified asset management organization and a member of the Principal Financial Group. As of December 31, 2004, Principal Global Investors, together with its affiliates, Principal Real Estate Investors, Spectrum Asset Management and Post Advisory Group, managed $128.0 billion in assets. Principal Global Investors provides asset management services to our other operating segments and to third-party institutional clients. Our third-party institutional assets were $31.1 billion as of December 31, 2004.

        On October 14, 2004, we entered into a definitive agreement to purchase a majority stake in Columbus Circle Investors ("Columbus Circle"). Based in Stamford, Connecticut, Columbus Circle is a premier asset management firm specializing in growth equities, with more than $3.5 billion in assets under management. The transaction closed in January 2005.

Products

        Principal Global Investors provides a full range of asset management services covering a broad range of asset classes, investment styles and portfolio structures:

        Equity Investments.    As of December 31, 2004, Principal Global Investors manages $24.3 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2004, 76% of Principal Global Investors equity assets under management were derived from our pension products, 20% from other products of the Principal Financial Group, and the remaining 4% from third-party institutional clients. With the addition of Columbus Circle, the firm's equity assets under management for third-party institutional clients are projected to rise to approximately 16% of the total.

        Fixed Income Investments.    Principal Global Investors, along with Spectrum Asset Management and Post Advisory Group, manages $73.7 billion in fixed income assets as of December 31, 2004. Principal Global Investors, Spectrum Asset Management and Post Advisory Group provide our clients with access to investment-grade corporate debt, mortgage-backed, asset-backed and commercial mortgage-backed securities, high yield and municipal bonds, private and syndicated debt instruments and preferred securities. As of December 31, 2004, 47% of these assets were derived from our pension products, 21% from other products of the Principal Financial Group, and the remaining 32% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliate Principal Real Estate Investors, manages a commercial real estate portfolio of $27.3 billion of assets as of December 31, 2004. Principal Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. Principal Global Investors had $0.7 billion of assets under management as of December 31, 2004, from bridge/mezzanine loans and commercial mortgages which appear on its balance sheet. The commercial mortgages represent the source of mortgages for our commercial mortgage-backed securitization program. As of December 31, 2004, 46% of the commercial real estate portfolio was derived from our pension products, 29% from other products of the Principal Financial Group, and the remaining 25% from third-party institutional clients.

U.S. Asset Management Markets and Distribution

        Principal Global Investors employed over 60 institutional sales, relationship management and client service professionals as of December 31, 2004, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. For the year ended December 31, 2004, approximately 60% of new institutional clients were originated through contact with consultants and other intermediaries, with the balance derived from direct client contact by Principal Global Investors representatives.

International Asset Management and Accumulation Segment

        Our International Asset Management and Accumulation segment consists of Principal International and the discontinued operations of BT Financial Group. Principal International has operations in Chile, Mexico, Hong Kong, Brazil, India, Japan and Malaysia. We focus on countries with favorable demographics and a trend toward private sector defined contribution pension systems. We entered these countries through acquisitions, start-up operations and joint ventures.

        On July 2, 2004, we closed the sale of Principal International Argentina S.A. ("PI Argentina"), our subsidiary in Argentina, and its wholly owned subsidiaries, Principal Life Compania de Seguros, S.A. and Principal Retiro Compania de Seguros de Retiro, S.A. Our total after-tax proceeds from the sale were approximately U.S. $29.2 million.

        The decision to sell PI Argentina was made with a view toward focusing our resources, executing on core strategic priorities and in core markets, and meeting stockholder expectations. Changing market dynamics since the 2001 economic crisis in Argentina led us to conclude that the interests of Principal Financial Group, Inc.'s stockholders would best be served by our exit of this market.

        PI Argentina qualifies for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"), therefore, the results of operations have been removed from our results of continuing operations, cash flows and segment operating earnings for all periods presented. The results of operations for PI Argentina are reported as other after-tax adjustments in our International Asset Management and Accumulation segment

        On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of December 31, 2004, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac. Our total after-tax proceeds from the sale were approximately U.S. $890.0 million. This amount includes cash proceeds from Westpac, expected tax benefits and gain from unwinding the hedged asset associated with our investment in BT Financial Group.

        The decision to sell BT Financial Group was made with a view toward focusing our resources, executing on core strategic priorities and meeting stockholder expectations. Changing market dynamics since our acquisition of BT Financial Group, including industry consolidation, led us to conclude that the interests of BT Financial Group clients and staff would be best served under Westpac's ownership.

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

        For financial results for the International Asset Management and Accumulation segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19 Segment Information."

Principal International

        The activities of Principal International reflect our efforts to accelerate the growth of our assets under management by capitalizing on the international trend toward private sector defined contribution pension systems. Through Principal International, we offer retirement products and services, annuities, long-term mutual funds and life insurance. We operate through operations in Chile, Mexico, and Hong Kong, Brazil, India, Japan and Malaysia.

Products, Markets and Distribution

Asia/Pacific Region

        Hong Kong.    Our subsidiary in Hong Kong is actively competing in the defined contribution pension plan market. The government requires employers and employees each to contribute 5% of an employee's income to a Mandatory Provident Fund. We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, mutual funds or banks, direct marketing and through our own sales representatives. Our strategic partners help distribute our Mandatory Provident Fund products and services, or use our administrative and investment services in their own products. Our Mandatory Provident Fund products and services are marketed by agents under the various distribution arrangements we have with our strategic partners. On January 31, 2004, our wholly owned subsidiary, Principal Asset Management Company (Asia) Limited, purchased a 100% ownership of Dao Heng Fund Management in Hong Kong from Guoco Group Limited. Effective September 17, 2004, we changed the name of this subsidiary to Principal Fund Management (Hong Kong) Limited. This acquisition increases our presence in the Hong Kong defined contribution pension market and increases the potential of our long-term mutual fund operations.

        India.    Our subsidiary in India competes in the mutual fund market, managing and administering funds for both individuals and corporations. In addition to the current mutual fund business, we are positioning to compete in the emerging pension and long-term savings market in India. We sell our mutual funds through regional offices and regional bank branches located throughout India.

        On August 31, 2003, we announced that our wholly owned subsidiary, Principal Financial Group (Mauritius) Ltd., had entered into a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks with a combined 5,000 branch network, to sell long-term mutual funds and related financial services in India. We closed the transaction on May 5, 2004. The new company is called Principal PNB Asset Management Company. As part of this transaction, we rolled our existing fund management company, Principal Asset Management Company, into the joint venture. We retained 65% of the new company, sold 30% to PNB, who merged their own PNB funds into the new company, and 5% to Vijaya Bank

        Japan.    We own 50% of ING/Principal Pensions Company, Ltd., which sells a new defined contribution pension plan as a result of legislation adopted in June 2001. This company targets small and medium-sized businesses and offers full-service record-keeping and plan administration. Our joint venture partner is ING Insurance International B.V., a member of the ING Group. Our pension sales representatives distribute our products through ING Life's independent agents to existing ING Life business clients and also through additional third-party distribution relationships developed by ING/Principal Pensions Company, Ltd.

        Malaysia.    We own 30% of Commerce Asset Fund Managers Sendirian Berhad and Commerce Trust Berhad, two mutual fund and asset management companies. Our joint venture partner is Commerce Asset Holdings, a large Malaysian bank holding company. The company markets mutual funds through wholesale bank channels and its own sales force.

Latin America

        Brazil.    We own 46% of BrasilPrev Seguros e Previdencia S.A. ("BrasilPrev"), a private pension company in Brazil, through a joint venture arrangement with Banco do Brasil, Brazil's largest bank with a 3,100 branch network. We are Banco do Brasil's exclusive partner for distributing pension, retirement and asset accumulation products. BrasilPrev provides defined contribution products and annuities for the retirement needs of employers and individuals. Banco do Brasil's employees sell directly to individual clients through its bank branches. In addition, BrasilPrev reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public, and (2) in coordination with Banco do Brasil's corporate account executives to reach Banco do Brasil's existing corporate clients.

        Chile.    We own Principal Companía de Seguros de Vida Chile S.A., a Chilean insurance company, that primarily sells retirement annuities to individuals exiting the pre-retirement accumulation system. We distribute our annuity products through a network of 68 captive agents and 272 independent agents as of December 31, 2004. We utilize sales representatives who sell through brokers, and we also market life insurance products to small and medium-sized businesses and to individuals through brokers. Based upon assets, we were ranked as the fifth largest life insurance company in Chile as of September 30, 2004, according to the Superintendencia de Valores y Seguros, the Chilean regulatory agency for insurance companies. We also own 100% of Principal Créditos Hipotecarios S.A. Through this business, we originate, sell and service mortgage loans in Chile. We also own 100% of Tanner Administradora de Fondos Mutuos S.A., a well-known Chilean Mutual Funds Administrator.

        Mexico.    We own Principal México Compañía de Seguros S.A. de C.V., ("Principal Seguros"), a life insurance company, Principal Afore S.A. de C.V., a private pension company which manages and administers individual retirement accounts under the mandatory privatized social security system in effect for all employees in Mexico, and Principal Pensiones S.A. de C.V., ("Principal Pensiones"), an annuity company. Our focus is on both pre-retirement and post-retirement savings plans. We distributed Principal Afore S.A. de C.V.'s products and services through a dedicated sales force of approximately 2,200 sales representatives as of December 31, 2004, who sell directly to individuals. As of December 31, 2004, Principal Pensiones used 131 employed sales representatives and independent brokers to distribute annuities directly to customers. Our life insurance company, Principal Seguros, distributes its products through an array of independent agents and brokers. In May 2002, we acquired 100% of Zurich Afore S.A. de C.V. from Zurich Financial Services to strengthen our competitive position in the Mexican pension market. On February 28, 2003, we acquired AFORE Tepeyac S.A. de C.V. from Mapfre American Vida, Caja Madrid and Mapfre Tepeyac. On July 31, 2003, we acquired S.I. Genera, S.A. de C.V. ("Genera") a mutual fund company that manages and administers funds for both individuals and corporations, from Vector, Casa de Bolsa, S.A. de C.V. We distribute Genera's products and services through a sales force of approximately 94 employees who are distributed throughout the major cities in the country.

Life and Health Insurance Segment

        Our Life and Health Insurance segment offers (1) individual life insurance (2) group health insurance and (3) specialty benefits, including group dental, group vision, group life, group long-term and short-term disability and individual disability insurance throughout the U.S. We focus on providing comprehensive insurance solutions for small-to-medium sized businesses.

        For financial results for the Life and Health Insurance segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19 Segment Information".

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations served approximately 641,000 individual life policyholders with $95.9 billion of individual life insurance in force as of December 31, 2004. For the full year 2004, our life insurance business was ranked 19th in the United States for annualized sales, up from 30th in 2003, according to LIMRA. We also achieved the largest growth rate in total annualized sales of any life insurance company in the industry and the second largest growth in variable universal life sales of the top 20 insurance companies in 2004.

Products and Services

        We offer a variety of individual life insurance products, including universal and variable universal life insurance, term life insurance and increase to existing adjustable life insurance policies, with a focus on executive benefits for small-to-medium sized businesses.

        Executive Benefits.    Small and medium-sized companies are challenged with how to build quality benefits packages for executives, how to transition the company's ownership to a partner or family member and how to save the amount of money they desire for retirement. Executives, also called key employees, often have insurance needs. These needs are the focus of our products within the Individual Life arena. In 2001, we enhanced our ability to provide these services by acquiring Executive Benefit Services, Inc., a Raleigh, North Carolina-based company specializing in the marketing, sale, implementation and administration of executive benefit plans.

        We have a growing focus and expertise in providing executive life insurance benefits to companies designated by the Internal Revenue Service as S-corporations, in addition to traditional C-corporation clients. As a growing segment of the small-to-medium sized business market, S-corporations require unique plan designs that meet very specific legal requirements.

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer life insurance protection for which both the premium and the death benefit may be adjusted by the policyholder. Universal life insurance usually includes a cash value account that accumulates at a floating interest, with a minimum rate guarantee. Variable life insurance substitutes various investment options for the single floating interest of universal life insurance.

        For the year ended December 31, 2004, 90% of individual life insurance annualized first year premium sales have come from universal and variable universal life insurance products. Universal and variable universal life insurance represent 49% of individual life insurance premium and deposits for the year ended December 31, 2004, and 37% of individual life insurance in force as of December 31, 2004. Variable universal life insurance products represented 36% of our universal and variable universal life insurance deposits for the year ended December 31, 2004.

        After removing expenses for a policy, we credit deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in our general account. Interest is credited to the policyholder's account based on the earnings on general account investments. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of separate account choices. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on separate account investments is allocated directly to the policyholder accounts; the policyholder bears the investment risk. Some of our universal life and variable universal life insurance contracts contain what are commonly referred to as "secondary" or "no-lapse guarantee" provisions. A no-lapse guarantee keeps the contract in force, even if the contractholder's account balance is insufficient to cover all of the contract charges, provided that the contractholder has continually paid a specified minimum premium. Our profitability is based on charging sufficient asset-based, premium-based and risk-based fees to cover the cost of insurance and expenses. It is also important that we meet all actuarial reserve guidelines. Robust reserve adequacy testing found our reserves to be sufficient and in compliance, with the total amount of reserves for our secondary guarantee products at 0.30% of the total GAAP reserves for all of the Principal Financial Group, Inc.

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and term life insurance products. Participating products and term life insurance products represented 7% and 3%, respectively, of our individual life insurance annualized first year premium sales for the year ended December 31, 2004 and 39% and 24% of individual life insurance in force as of December 31, 2004. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to change the premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policy dividends are not paid on term insurance. Our profitability is based on charging a premium that is sufficient to cover the cost of insurance and expenses while providing us with an appropriate return.

Group Health Insurance

        We began offering group health insurance in 1941. We offer a variety of group medical insurance products-from managed indemnity to health savings accounts with high deductible health plans. In addition, we offer administrative services on a fee-for-service basis to large employers in the U.S. As of December 31, 2004, we provided medical insurance services to approximately 575,000 covered members and administrative services to approximately 987,000 million members on a fee-for-service basis. We also provide dental, disability, and vision coverage on a fee-for-service basis.

Products and Services

        Our U.S. group health insurance products and services include: traditional medical insurance, a wellness program and many other benefits that contribute to a continuum of care for members. Additionally, we offer fee-for-service for companies with self-funded health insurance plans.

        Group Health Insurance.    We provide group medical insurance benefits to more than 20,000 employer customers in 35 states, with a growing focus on 13 states that we consider to have the best competitive and regulatory environment. Our traditional group medical insurance plans provide partial reimbursement of medical expenses for insured employees and their dependents. Employees are responsible for deductibles, co-payments and co-insurance. Our products are well-positioned to address our customers' preferences for a variety of provider choices and preferred provider discounts. Through our wholly owned subsidiary, HealthRisk Resource Group, Inc., we negotiate discounts with providers on claims for which we have no other pre-arranged discount.

        Our new consumer-driven health care plans offer greater flexibility for employers and more opportunity for members to take charge of their health and health care. The Principal Health Savings Account ("HSA") can be funded by employers and employee members. Money can be contributed pre-tax and grows tax free. Funds can be used to pay for qualified medical expenses tax free. The account is portable from job to job or from work to retirement. The Principal HSA is coupled with a high deductible health plan either insured or administered by Principal Life Insurance Company. The Principal HSA features a checking account with a debit card through Principal Bank and investment options through Princor Financial Services Corporation. Because of these internal resources and expertise, we are uniquely positioned to offer a competitive and high-quality health savings account plan and high deductible health plan.

        As part of our continuum of care, we arm our members with access to high quality health information and support to meet their needs, enhance their health condition and minimize their healthcare costs. These programs include care management, a transplant network, chronic disease management, pre-natal assistance and 24-hour access to online health management resources like symptom checkers, prescription drug information and provider information.

        Fee-For-Service.    We offer administration of group disability, medical, dental and vision services on a fee-for-service basis to 389 larger self-insured employers. In February 2004, we were ranked third in size among Employee Benefit Third-Party Administrators, according to a Business Industry survey. The Acquisition of J.F. Molloy and Associates in 2004 added 106 self-insured employers.

        We also recognize the importance of health assessments, screenings and opportunities for promoting behavior change. In the first quarter of 2004, we acquired J.F. Molloy and Associates, which included Molloy Wellness Company. The wellness company brought expertise in providing wellness screenings, counseling and services to employers, demonstrating health improvement through reduced health insurance claim costs, reduced absenteeism and increased employee productivity. This preventative focus is currently being integrated into our fully-insured and fee-for-service business. We provide wellness services to over 270 employers.

Specialty Benefits

        Specialty Benefits, including group dental, vision and life insurance, as well as individual and group disability insurance, are an important component of the employee benefit offering at small-to-medium size businesses. We began selling our first specialty benefit products in 1941 with group disability and group life insurance. We began selling individual disability insurance in 1952 and group dental and group vision insurance in the late 1960's.

Products and Services

        Group Dental and Vision Insurance.    Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2004, we had approximately 35,000 group dental and vision insurance policies in force. According to LIMRA, we were the seventh largest group dental insurer in terms of total indemnity sales and first in terms of number of contracts/employer groups in force based on total indemnity plans in 2003. In addition to indemnity and PPO dental, we offer a prepaid dental plan in Arizona through our Dental-Net, Inc. subsidiary.

        Group Life Insurance.    Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2004, we had $80.3 billion of group life insurance in force covering 1.8 million lives. According to LIMRA in 2003, we were ranked second in the U.S. in terms of the number of life insurance contracts in force and sixth in terms of the number of contracts sold. We currently sell traditional group life insurance that does not provide for accumulation of cash values. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 92% and 8% respectively of our total group life insurance in force as of December 31, 2004. As of January 1, 2004, we no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance provides a benefit to insured employees who become disabled. Our group disability products include both short-term and long-term disability. Long-term disability represents 37% of total group and individual disability premium, while short-term disability represents 23% of total group and individual disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. We serve approximately 900,000 employee lives, with our group disability business being ranked seventh in the U.S. as of December 31, 2003, in terms of number of contracts/employer groups in force, according to LIMRA.

        Individual Disability Insurance.    Individual disability insurance products provide a benefit to the insured member in the event he/she becomes disabled. In most instances, this benefit is in the form of a monthly income. Individual disability income represents 40% of total group and individual disability premium. In addition to income replacement, we offer products to pay business overhead expenses for a disabled business owner, and for the purchase by the other business owners of the disabled business owner's interests in the business. Our profitability is based on charging a premium that is sufficient to cover claims and expenses while providing us with an appropriate return. We serve approximately 89,000 individual disability policyholders, with our individual disability business being ranked seventh in the U.S. as of December 31, 2003, in terms of premium in force, according to LIMRA.

Life and Health Markets and Distribution

        For each of our products, the administration of that product and the distribution channel through which it is marketed and sold is customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 68% of individual life sales and 49% of individual disability sales for the year ended December 31, 2004, based on first year annualized premium.

        We distribute our individual insurance products through our affiliated financial representatives, independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 34% of individual life insurance sales based on first year annualized premium for the year ended December 31, 2004. We had 919 affiliated financial representatives in 29 offices. Although they are independent contractors, we have a close tie with affiliated financial representatives and offer them benefits, training and access to tools and expertise. For individual disability insurance, non-affiliated financial representatives accounted for a majority of the sales, 82% of total sales for the year ended December 31, 2004.

        We market our group medical, life, disability, dental and vision insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group life, disability and dental products in all 50 states and the District of Columbia. We sell vision coverage in 48 states, plus the District of Columbia. We have chosen to market our group medical insurance in the District of Columbia and in 35 states, which we further divide into two categories: target states and other states. Our thirteen target states are those that have a high concentration of small to medium sized businesses and in which we believe our products will be the most competitive. They are also considered to be attractive markets because of a lack of deep penetration by HMOs and a favorable regulatory environment. We continually adapt our products and pricing to meet local market conditions.

        We market our fee-for-service administration capabilities to larger employers that self-insure their employees' health insurance benefits. We sell our fee-for-service business in all 50 states and the District of Columbia.

        Group insurance and fee-for-service products are distributed through independent benefit brokers, consultants, financial planners and the same channels that sell our U.S. asset accumulation products. To reach these marketers, we employ three types of wholesale distributors: our medical sales representatives, our non-medical sales representatives (for Specialty Benefits products) and two independent wholesale organizations, Rogers Benefit Group and Excelsior Benefits, dedicated to marketing group medical, life, disability, dental and vision insurance products. We have also formed a number of strategic distribution alliances with national brokerages and regional brokerage agencies.

        As of December 31, 2004, we had 106 medical and non-medical sales representatives and 88 service representatives in 41 offices. Our medical and non-medical sales representatives accounted for 71% of our group insurance sales for the year ended December 31, 2004. These representatives act as a unique combination of wholesalers and brokers and are an integral part of the sales process, alongside the agent or independent broker. The group sales force also plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their plans.

        Rogers Benefit Group is a marketing and service organization that represents major high quality insurance carriers specializing in group medical, life, disability and dental insurance plans. Our relationship with Rogers Benefit Group dates back to its creation in 1970. It accounted for 28% of our group insurance sales for the year ended December 31, 2004.

        Excelsior Benefits is a relatively new marketing organization specializing in group medical, life, disability, and dental insurance plans. We entered into our relationship with Excelsior Benefits beginning in November 2003. They accounted for less than 1% of sales in 2004.

Mortgage Banking Segment

        On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our total after-tax proceeds from the sale were approximately U.S. $620.0 million. Our Mortgage Banking segment, which includes Principal Residential Mortgage, Inc., is accounted for as a discontinued operation, under SFAS 144 and, therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows and segment operating earnings for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings for all periods prior to July 1, 2004.

        The decision to sell Principal Residential Mortgage, Inc. was made with a view toward intensifying our strategic focus on our core retirement and risk protection business as well as achieving our longer-term financial objectives. In addition, the sale was also viewed as a positive move for our stockholders as we go forward from an improved capital position, with better financial flexibility and greater stability of earnings.

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

        Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, Nationwide, AXA, Mass Mutual and Manulife. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 8,126 mutual funds in the U.S. as of December 31, 2003 according to the Investment Company Institute 2003 Mutual Fund Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. As we expand into additional distribution channels for this product, we will face strong competition from Nationwide and Hartford. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and AIG. In the highly competitive life and health insurance business, our competitors include other insurers such as UNUM, Guardian, The Northwestern Mutual Life Insurance Company, Manulife, Blue Cross and Blue Shield organizations, and health maintenance organizations such as United HealthCare and Aetna. We believe we distinguish ourselves from our competitors through our:

  •
  full-service platform;

  •
  strong customer relationships;

  •
  focus on financial performance; and

  •
  performance-oriented culture.

Ratings

        Insurance companies are assigned financial strength ratings by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

        Principal Life has been assigned the following ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 16 rating levels
Fitch Ratings	AA ("Very Strong") with a stable outlook	Third highest of 24 rating levels
Moody's Investors Service	Aa2 ("Excellent") with a stable outlook	Third highest of 21 rating levels
Standard & Poor's Rating Services	AA ("Very Strong") with a stable outlook	Third highest of 21 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have achieved superior overall performance when compared to the norms of the life insurance industry and have demonstrated a strong ability to meet their policyholder and other contractual obligations. Fitch's ratings for insurance companies range from "AAA" to "D". Fitch indicates that "AA" ratings are assigned to those companies that have demonstrated financial strength and a very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's ratings for insurance companies range from "Aaa" to "C". Moody's indicates that "Aa ("Excellent")" ratings are assigned to those companies that have demonstrated excellent financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "AA" ratings are assigned to those companies that have demonstrated very strong financial security. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the experience and competency of its management and other factors.

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

Employees

        As of December 31, 2004, we had 13,976 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

Internet Website

        Our Internet website can be found at www.principal.com. We make available free of charge on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. Also available free of charge on our Internet website and in print to any requesting stockholder is our code of business conduct and ethics, corporate governance guidelines, and charters for the audit, human resources and nominating and governance committees of our board of directors. Also see Item 10, "Directors and Executive Officers of the Registrant".

Item 2.    Properties

        We own 27 properties in our home office complex in Des Moines, Iowa and in various other locations. Of these 27 properties, 11 are office buildings, 2 are warehouse facilities, 13 are parking lots and ramps, and 1 is a park/green space. Of the office and warehouse space, we occupy approximately 93% of the 2.88 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. Of the parking properties there are approximately 5,920 stalls. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

        Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies. We received a subpoena on March 3, 2005 from the Office of the Attorney General of the State of New York seeking information on compensation agreements associated with the sale of retirement products. We will cooperate fully with the inquiry. We have and will continue to cooperate with regulators regarding any inquiries about our business practices.

        On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries Principal Life and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This new lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from the state court to the United States District Court for the Southern District of Iowa. We intend to vigorously defend this matter.

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

        J. Barry Griswell, 55, has been Chairman, President and Chief Executive Officer of the Company and Principal Life since 2002, a director of the Company since 2001, and a Principal Life director since 1998. Prior thereto, he had been President and Chief Executive Officer of the Company since April 2001, and President and Chief Executive Officer of Principal Life since January 2000. He is a Chartered Life Underwriter, a Chartered Financial Consultant and a LIMRA Leadership Institute Fellow. Mr. Griswell is a director of Herman Miller, Inc., an office furnishings designer and manufacturer. He is Chair of the Executive Committee of the Board.

        John E. Aschenbrenner, 55, who heads the Life and Health Insurance segment of our operations, has been President, Insurance and Financial Services, since December 2003. Prior to that time, he served as Executive Vice President of the Company since April 2001, and Executive Vice President of Principal Life since January 2000. Mr. Aschenbrenner serves as a director of the 24 mutual funds that comprise the Principal Family of Mutual Funds.

        Michael H. Gersie, 56, has been Executive Vice President and Chief Financial Officer of the Company since April 2001, and Executive Vice President and Chief Financial Officer of Principal Life since January 2000.

        Ellen Z. Lamale, 51, has been Senior Vice President and Chief Actuary of the Company since April 2001, and Senior Vice President and Chief Actuary of Principal Life since June 1999.

        Julia M. Lawler, 45, has been Senior Vice President and Chief Investment Officer of the Company and Principal Life since July 2002. From 2000-2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC. From 1999-2000, she was Vice President-Capital Markets.

        James P. McCaughan, 51, has been President, Global Asset Management, since December 2003. Prior to that time, he served as Executive Vice President of the Company and global head of asset management for Principal Financial Group since April 2002. From 2000-2002, he was CEO of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 48, who heads Corporate Relations and Strategic Development, has been the Company's Chief Marketing Officer since March 2004, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 47, has been Senior Vice President and Chief Information Officer of the Company since November 2002. From 1998-2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 50, has been Executive Vice President and General Counsel of the Company and of Principal Life since March 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Norman R. Sorensen, 59, has been President of Principal International, Inc. since 1998, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since December 1998.

        Larry D. Zimpleman, 53, has been President, Retirement and Investor Services, since December 2003. Prior thereto, he served as head of our International Asset Accumulation business since January 2003, our U. S. Asset Accumulation business since February 2002, and Executive Vice President of the Company and Principal Life since August 2001. Previously, Mr. Zimpleman was Senior Vice President of the Company from April 2001 — August 2001, and of Principal Life from June 1999-August 2001. Mr. Zimpleman serves as Chairman of the Board and a director of each of Principal's 24 Mutual Funds.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 21, 2005, there were approximately 536,088 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2004
First quarter	$37.36	$32.13	—
Second quarter	$36.49	$32.09	—
Third quarter	$36.55	$32.00	—
Fourth quarter	$41.26	$34.20	$0.55
2003
First quarter	$31.20	$25.21	—
Second quarter	$34.67	$27.03	—
Third quarter	$34.10	$30.13	—
Fourth quarter	$34.36	$30.70	$0.45

        We declared an annual cash dividend of $0.55 per common share on October 22, 2004, and paid such dividend on December 17, 2004, to stockholders of record on the close of business on November 12, 2004. We declared an annual cash dividend of $0.45 per common share on October 24, 2003, and paid such dividend on December 8, 2003, to stockholders of record on the close of business on November 7, 2003. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

        The following table presents the amount of our share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2004 - January 31, 2004	644	(3)	$33.07	—	$147.0	(1)
February 1, 2004 - February 29, 2004	—		—	—	$147.0	(1)
March 1, 2004 - March 31, 2004	9,600	(4)	$36.37	—	$147.0	(1)
April 1, 2004 - April 30, 2004	2,237,500		$35.48	2,237,500	$67.6	(1)
May 1, 2004 - May 31, 2004	2,104,811		$34.77	2,104,811	$694.4	(1),(2)
June 1, 2004 - June 30, 2004	1,964,600		$35.32	1,964,600	$625.0	(2)
July 1, 2004 - July 31, 2004	1,931,053	(4)	$34.80	1,925,000	$558.0	(2)
August 1, 2004 - August 31, 2004	2,855,800		$33.14	2,855,800	$463.4	(2)
September 1, 2004 - September 30, 2004	3,454,000		$35.29	3,454,000	$341.5	(2)
October 1, 2004 - October 31, 2004	3,437,500		$35.91	3,437,500	$218.0	(2)
November 1, 2004 - November 30, 2004	2,255,183		$38.20	2,255,183	$131.9	(2)
December 1, 2004 - December 31, 2004	1,475,700		$38.54	1,475,700	$75.0	(2)

Total	21,726,391		$35.56	21,710,094	$75.0	(2)

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

(4)
In March 2004, 9,600 shares and in July 2004, 6,053 shares, respectively, represent the portion of the shares of common stock utilized to execute certain stock incentive awards.

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information of Principal Financial Group, Inc. We derived the consolidated financial information for each of the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information for the years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001 and 2000 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)
	($ in millions, except per share data)
Income Statement Data:
Revenues:
Premiums and other considerations	$3,710.0	$3,630.7	$3,877.8	$4,094.5	$3,974.6
Fees and other revenues	1,472.0	1,185.8	950.4	868.2	920.9
Net investment income	3,226.5	3,233.4	3,173.1	3,327.6	3,169.8
Net realized/unrealized capital gains (losses)	(104.8)	(63.2)	(374.1)	(491.9)	140.1

Total revenues	$8,303.7	$7,986.7	$7,627.2	$7,798.4	$8,205.4

Income from continuing operations, net of related income taxes (benefits)	$702.5	$647.3	$446.4	$249.8	$554.2
Income (loss) from discontinued operations, net of related income taxes(2)	128.8	102.4	(23.2)	119.7	66.0

Income before cumulative effect of accounting changes	831.3	749.7	423.2	369.5	620.2
Cumulative effect of accounting changes, net of related income taxes(3)	(5.7)	(3.4)	(280.9)	(10.7)	—

Net income	$825.6	$746.3	$142.3	$358.8	$620.2

Earnings per Share Data(4):
Income from continuing operations per share:
Basic	$2.24	$1.99	$1.27	$0.69	N/A
Diluted	$2.23	$1.98	$1.27	$0.69	N/A
Net income per share:
Basic	$2.64	$2.29	$0.41	$0.99	N/A
Diluted	$2.62	$2.28	$0.41	$0.99	N/A
Common shares outstanding at year-end (in millions)	300.6	320.7	334.4	360.1	N/A
Weighted-average common shares outstanding for the year (in millions)	313.3	326.0	350.2	362.4	N/A
Weighted-average common shares and potential common shares outstanding for the year for computation of diluted earnings per share (in millions)	314.7	326.8	350.7	362.4	N/A
Cash dividends per share	$0.55	$0.45	$0.25	N/A	N/A
Balance Sheet Data:
Total assets	$113,798.1	$107,754.4	$89,870.6	$88,350.5	$84,404.9
Long-term debt	$843.5	$1,374.3	$1,332.5	$1,378.4	$1,336.5
Common stock(5)	$3.8	$3.8	$3.8	$3.8	$—
Additional paid-in capital(6)	7,269.4	7,153.2	7,106.3	7,072.5	—
Retained earnings (deficit)(7)	1,289.5	630.4	29.4	(29.1)	6,312.5
Accumulated other comprehensive income (loss)	1,313.3	1,171.3	635.8	147.5	(60.0)
Treasury stock, at cost	(2,331.7)	(1,559.1)	(1,118.1)	(374.4)	—

Total stockholders' equity	$7,544.3	$7,399.6	$6,657.2	$6,820.3	$6,252.5

Other Supplemental Data:
Assets under management ($ in billions)	$168.7	$144.9	$111.1	$120.2	$117.5
Number of employees (actual)	13,976	14,976	15,038	17,138	17,473

(1)
For a discussion of items materially affecting the comparability of 2004, 2003, and 2002, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

  Our consolidated financial information for 2001 and 2000 was affected by the following transactions that affect year-to-year comparability:

  •
  On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care. We accounted for our investment in Coventry using the equity method prior to its sale. Our share of Coventry's net income was $20.2 million and $20.6 million for the years ended December 31, 2001 and 2000, respectively.

  •
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

  •
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

  •
  On February 15, 2001, we disposed of all of the stock of Principal International España, S.A. de Seguros de Vida, our subsidiary in Spain, for nominal proceeds, resulting in a realized capital loss of $38.4 million, or $21.0 million net of income tax, ceasing our business operations in Spain. We did not include revenues or net income from our operations in Spain in our consolidated results of operations for the year ended December 31, 2001. We included revenues of $49.4 million and net loss of $1.2 million from our operations in Spain in our consolidated results of operations for the year ended December 31, 2000.

(2)
See Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 3, Discontinued Operations" for a description of our discontinued operations.

(3)
See Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" for a description of recent accounting changes.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2004, compared with December 31, 2003, and our consolidated results of operations for the years ended December 31, 2004, 2003 and 2002, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

Overview

        We provide financial products and services through the following segments:

  •
  U.S. Asset Management and Accumulation, which consists of our asset accumulation operations which provide retirement savings and related investment products and services, and our asset management operations conducted through Principal Global Investors. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans, and employee stock ownership plan consulting services. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals. Principal Global Investors offers an extensive range of equity, fixed income and real estate investments as well as specialized overlay and advisory services to institutional investors.

  •
  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through operations in Chile, Mexico, Hong Kong, Brazil, India, Japan, and Malaysia. On July 2, 2004, we closed the sale of Principal International Argentina S.A. ("PI Argentina"), our subsidiary in Argentina, and its wholly owned subsidiaries, Principal Life Compañía de Seguros, S.A. and Principal Retiro Compañía de Seguros de Retiro, S.A. Consequently, the results of operations for PI Argentina are reported as other after-tax adjustments for all periods presented. Prior to October 31, 2002, the segment included BT Financial Group, an Australia based asset manager. We sold substantially all of BT Financial Group, effective October 31, 2002. See "Transactions Affecting Comparability of Results of Operations."

  •
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

  •
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

        Our historical results contain a Mortgage Banking segment, which engaged in originating, purchasing, selling and servicing residential mortgage loans in the U.S. On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc., described further in "Transactions Affecting Comparability of Results of Operations."

Economic Factors and Trends

        Improvements in the equity markets along with an increase in net cash flow have led to increases in asset accumulation's account values and our asset management's assets under management.

        In our International Asset and Accumulation segment, we continued to grow our existing business through organic growth in our existing subsidiaries and a combination of joint ventures and strategic acquisitions.

        Over the past few years, we have shifted our marketing emphasis to universal and variable universal life insurance products from traditional life insurance products in our Life and Health segment. We are also in the early stages of a trend toward voluntary products sponsored by employers.

Profitability

        Our profitability depends in large part upon our:

  •
  amount of assets under management;

  •
  spreads we earn on our policyholders' general account balances;

  •
  ability to generate fee revenues by providing administrative and investment management services;

  •
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

  •
  ability to manage our investment portfolio to maximize investment returns and minimize risks such as interest rate changes or defaults or impairments of invested assets;

  •
  ability to effectively hedge fluctuations in foreign currency to U.S. dollar exchange rates; and

  •
  ability to manage our operating expenses.

Critical Accounting Policies and Estimates

        The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. Our significant accounting policies are described in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1 Nature of Operations and Significant Accounting Policies". We have identified four critical accounting policies that are complex and require significant judgment and estimates about matters that are inherently uncertain. A summary of our critical accounting policies is intended to enhance the reader's ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance. The identification, selection and disclosure of critical accounting estimates and policies have been discussed with the Audit Committee of the Board of Directors.

Valuation of Invested Assets

        Fixed Maturities, Available-for-Sale.    Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify our fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value. Since many of the fixed maturity securities that we invest in are private market assets, there are not readily available market quotes to determine the fair market value. These assets are valued using a spread pricing matrix. Securities are grouped into pricing categories that vary by asset class, sector, rating, and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. An interest rate increase in the range of 20 to 100 basis points, and holding credit spreads constant, produces total values of $33.1 billion and $31.7 billion, as compared to the recorded amount of $33.5 billion related to our fixed maturity, available-for-sale assets held by the Principal Life general account.

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

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers; and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2004, we had $5,668.6 million in available-for-sale fixed maturity securities with gross unrealized losses totaling $96.4 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Net income would be reduced by approximately $62.7 million, on an after-tax basis, if all the securities were deemed to be other than temporarily impaired. In 2004, we recognized $15.8 million in gains on the sales of impaired securities and an additional $34.9 million in impairment losses on assets that had previously been impaired.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2004, commercial mortgage loans aggregated to $10,224.7 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

        Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a provision for loss is established for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The provision for losses is reported as a net realized/unrealized capital loss on our consolidated statements of operations. Mortgage loans deemed to be impaired are directly charged against the asset or charged against the allowance for losses, and subsequent recoveries are credited to the allowance for losses. The allowance for losses is maintained at a level believed adequate by us to absorb estimated probable credit losses.

        The determination of the calculation and the adequacy of the mortgage loan allowance and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The calculation for determining loan specific impairment amounts is also subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. The allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to our contractholders. U.S. GAAP, allowing for some degree of managerial judgment, prescribes the methods of establishing reserves.

        Future policy benefits and claims include reserves for certain insurance products that are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience and are periodically reviewed against industry standards to ensure actuarial credibility. For long duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual statutory asset adequacy analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

        Future policy benefits and claims also include reserves for incurred but unreported health claims. We recognize claims costs in the period the service was provided to our members. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging medical cost trends to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. For the years ending 2004, 2003 and 2002, the amount of the claim reserve adjustment made in that period for prior period estimates was within a reasonable range given our normal claim fluctuations.

Deferred Policy Acquisition Costs ("DPAC")

        Commissions and other costs (underwriting, issuance and agency expenses) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

        DPAC for universal life-type insurance contracts and participating life insurance policies and investment contracts are being amortized over the expected lives of the policies and contracts in relation to the emergence of estimated gross profit margins. This amortization is adjusted in the current period when estimates of estimated gross profit are revised. The DPAC of non-participating term life insurance policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

        DPAC are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. DPAC would be written off to the extent that it is determined that future policy premiums and investment income or gross profit margins would not be adequate to cover related losses and expenses.

        Excluding non-participating term life insurance policies, the DPAC asset is amortized in relation to the gross profits of the underlying policies, over the expected lifetime of these policies. At issue, we develop an estimate of the expected future gross profits. These estimated gross profits contain assumptions relating to mortality, morbidity, investment yield and expenses. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing. For our universal life and investment contracts, we are required by accounting practice to reflect the actual gross profits of the underlying policies. In addition, we are required to revise our assumptions regarding future experience as soon as the current assumptions become no longer actuarially credible. Both actions, reflecting actual experience and changing future estimates, can cause changes in the amount of the asset and the pattern of future amortization.

        We utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future equity market growth rate assumption used for the amortization of DPAC on investment contracts pertaining to individual variable annuities and group annuities which have separate account equity investment options. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations. We periodically update these estimates and evaluate the recoverability of DPAC. When appropriate, we revise our assumptions of the estimated gross profits of these contracts, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

        The total DPAC asset balance as of December 31, 2004, was $1.8 billion. The impact of a 1% reduction in the long-term investment performance rate assumption on separate accounts in our DPAC models is an estimated $7.7 million reduction in the DPAC asset as of December 31, 2004. Also, removing the mean reversion methodology from the DPAC asset calculation has no impact on the December 31, 2004, asset. Positive equity market performance during 2004 resulted in an observed reversion to the mean as of the end of 2004.

Benefit Plans

        The reported expense and liability associated with pension and other postretirement benefit plans requires the use of assumptions. Numerous assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, turnover, expected compensation increases, health care claim costs, health care cost trends, retirement rates, and mortality. The discount rate and the expected return on plan assets have the most significant impact on the level of cost.

        The assumed discount rate is determined by projecting future benefit payments and discounting those cash flows using rates based on the Bloomberg AA Finance yield to maturity curves. For 2004 year-end, we set the discount rate at 6.00%. A 0.25% decrease in the discount rate would increase pension benefits Projected Benefit Obligation ("PBO") and the 2005 Net Periodic Pension Cost ("NPPC") by approximately $56.7 million and $9.3 million, respectively. A 0.25% decrease in the discount rate would increase other post-retirement benefits Accumulated Postretirement Benefit Obligation ("APBO") and the 2005 Net Periodic Benefit Cost ("NPBC") by approximately $9.4 million and $0.6 million, respectively. A 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with that noted above.

        The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy, and the tax structure of the trusts. For 2005 NPPC and 2005 NPBC for other-post retirement benefits, an 8.5% and 7.3% weighted average long-term rate of return assumption will be used, respectively. A 0.25% decrease in the long-term rate of return would increase 2005 NPPC by approximately $2.8 million and the 2005 NPBC by approximately $1.0 million. A 0.25% increase in this rate would result in a decrease to expense at the same levels. The expected return on plan assets is based on the fair market value of plan assets as of September 30, 2004.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

        Gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees. Actuarial gains/losses are amortized over approximately 9 years for pension costs and over approximately 13 years for other postretirement benefit costs.

        Prior service costs are amortized on a weighted average basis over approximately 5 years for pension costs and over approximately 8 years for other postretirement benefit costs.

Transactions Affecting Comparability of Results of Operations

  Acquisitions

        We acquired the following businesses, among others, during the past three years:

        ABN AMRO Trust Services Company.    On December 17, 2004, we announced an agreement to acquire ABN AMRO Trust Services Company ("ABN AMRO") a Chicago-based pension and retirement business. ABN AMRO provides full-service defined contribution recordkeeping and investment services in the U.S. administering, approximately 280 401(k) plans with more than 120,000 participants, representing $4.0 billion in full-service account values. We closed the transaction on December 31, 2004. The operations of ABN AMRO will be reported in our U.S. Asset Management and Accumulation segment.

        Columbus Circle Investors.    On October 14, 2004, we agreed to purchase a 70% interest in Columbus Circle Investors ("Columbus Circle"). We expect the acquisition of Columbus Circle to increase our assets under management by approximately $3.5 billion. Columbus Circle has specialized expertise in the management of growth equities. We closed the transaction on January 3, 2005. The operations of Columbus Circle will be reported in our U.S. Asset Management and Accumulation segment.

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

        As part of our International Asset Management and Accumulation segment, we account for Principal PNB Asset Management Company's statements of financial position using the full consolidation method of accounting. Activity that affected our statements of operations before our acquisition of majority ownership of the subsidiary on June 24, 2003 was accounted for using the equity method of accounting.

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

Dispositions

        We entered into disposition agreements or disposed of the following businesses, among others, during the past three years:

        Principal International Argentina S.A.    On July 2, 2004, we closed the sale of PI Argentina, our subsidiary in Argentina, and its wholly owned subsidiaries, Principal Life Compañía de Seguros, S.A. and Principal Retiro Compañía de Seguros de Retiro, S.A. Our total after-tax proceeds from the sale were approximately U.S. $29.2 million.

        PI Argentina qualifies for discontinued operations treatment under Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"), therefore, the results of operations have been removed from our results of continuing operations, cash flows and segment operating earnings for all periods presented.

        Selected financial information for the discontinued operations of PI Argentina is as follows:

	December 31,
	2004	2003
	(in millions)
Assets
Total investments	$—	$31.3
All other assets	—	10.9

Total assets	$—	$42.2

Liabilities
Policyholder liabilities	$—	$31.1
All other liabilities	—	2.1

Total liabilities	$—	$33.2

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Total revenues	$5.8	$10.1	$28.5

Income (loss) from discontinued operations:
Income (loss) before income taxes	$0.3	$(1.7)	$5.6
Income taxes	0.1	0.2	1.9

Income (loss) from discontinued operations, net of related income taxes(1)	0.2	(1.9)	3.7
Income on disposal of discontinued operations, net of related income taxes	9.8	—	—

Net income (loss)	$10.0	$(1.9)	$3.7

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 2, 2004, sale of PI Argentina and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

        Principal Residential Mortgage, Inc.    On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our total after-tax proceeds from the sale were approximately U.S. $620.0 million. Our Mortgage Banking segment, which includes Principal Residential Mortgage, Inc., is accounted for as a discontinued operation, under SFAS 144 and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows and segment operating earnings for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and is included in our results of continuing operations and segment operating earnings for all periods prior to July 1, 2004.

        Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

	December 31,
	2004	2003
	(in millions)
Assets
Mortgage loans	$—	$2,256.5
Mortgage loan servicing rights	—	1,951.9
Cash and cash equivalents	—	674.6
All other assets	—	675.8

Total assets	$—	$5,558.8

Liabilities
Short-term debt	$—	$1,450.9
Long-term debt	—	1,393.0
All other liabilities	—	2,242.8

Total liabilities	$—	$5,086.7

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Total revenues	$446.1	$1,396.8	$1,153.0

Loss from continuing operations, net of related income taxes (represents corporate overhead)	$(10.3)	$(18.1)	$(16.7)
Income from discontinued operations:
Income before income taxes	48.3	113.6	271.8
Income taxes	18.3	42.3	112.2

Income from discontinued operations, net of related income taxes(1)	30.0	71.3	159.6
Income on disposal of discontinued operations, net of related income taxes	92.3	—	—
Cumulative effect of accounting change, net of related income taxes	—	(10.0)	—

Net income	$112.0	$43.2	$142.9

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 1, 2004, sale of Principal Residential Mortgage, Inc. and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

        Our U.S. Asset Management and Accumulation segment held $804.8 million of residential mortgage banking escrow deposits (reported as other liabilities) as of December 31, 2003. The purchaser (or acquirer) closed out the banking escrow deposit accounts as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the years ended December 31, 2004, 2003 and 2002 were $(5.6) million, $28.6 million and $30.5 million, respectively. Income (loss) from discontinued operations net of related income taxes, for the years ended December 31, 2004, 2003 and 2002 were $(3.5) million, $11.2 million and $10.2 million, respectively.

        BT Financial Group.    On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of December 31, 2004, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac.

        Our total after-tax proceeds from the sale were approximately U.S. $890.0 million. This amount includes cash proceeds from Westpac, expected tax benefits, and a gain from unwinding the hedged asset associated with our investment in BT Financial Group.

        BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows and segment operating earnings for all periods presented. Corporate overhead allocated to BT Financial Group does not qualify for discontinued operations treatment under SFAS 144, and therefore is included in our results of continuing operations and segment operating earnings for periods prior to October 31, 2002.

        The results of operations (excluding corporate overhead) for BT Financial Group are reported as other after-tax adjustments in our International Asset Management and Accumulation segment. Selected financial information for the discontinued operations is as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Total revenues	$—	$—	$139.7

Loss from continuing operations, net of related income taxes (represents corporate overhead)	$—	$—	$(2.6)
Income (loss) from discontinued operations:
Income before income taxes	—	—	17.7
Income taxes	—	—	5.7

Income from discontinued operations(1)	—	—	12.0
Income (loss) on disposal, net of related income taxes(2)	—	21.8	(208.7)

Income (loss) from discontinued operations, net of related income taxes	—	21.8	(196.7)
Cumulative effect of accounting changes, net of related income taxes	—	—	(255.4)

Net income (loss)	$—	$21.8	$(454.7)

(1)
The 2002 summary results of operations information is for the ten months ended October 31, 2002, the date of sale of BT Financial Group and, accordingly, there is no statement of operations data to present for 2003 or 2004.

(2)
Net of related income tax benefits of $14.6 million and $89.6 million in 2003 and 2002, respectively.

        In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac for, among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $195.0 million as of December 31, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. Such judicial relief has been granted to BT Financial Group and Westpac with regard to the vast majority of affected investors. As a result, we do not believe that this matter will result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

        On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group. Under the sales agreement, certain warranty claims were required to be lodged by December 31, 2004. The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $40.0 million) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $35.0 million) related to fund pricing and accounting issues around a tax asset called future income tax benefit ("FITB"). FITB is an asset used in calculating unit pricing of funds. Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated. We intend to vigorously defend against these claims. Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

        Coventry Health Care.    On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care, Inc. ("Coventry") common stock and a warrant, exercisable for 3.1 million shares of Coventry common stock. We received proceeds of $325.4 million, resulting in a net realized capital gain of $183.0 million, or $114.5 million net of income taxes.

        We reported our investment in Coventry in our Corporate and Other segment and accounted for it using the equity method prior to its sale. Our share of Coventry's net income was $2.1 million for the year ended December 31, 2002.

Other Transactions

        IRS Tax Payment Related to 1999 - 2000 Tax Years.    The Internal Revenue Service (the "Service") completed the examination for 1999 - 2000 on December 29, 2004, and issued a notice of deficiency. We paid the deficiency (approximately $444.0 million, including interest) in January 2005 and plan to file claims for refund relating to the disputed adjustments. The majority of the deficiency is attributable to the disallowance of carrybacks of capital losses, net operating losses and foreign tax credits arising in years after 2001; we expect the Service to allow the carrybacks upon completion of the audit of the returns for the years in which the losses and credits arose. The remainder of the deficiency is attributable to both contested issues and adjustments that we have accepted. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues. Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2000 to have a material impact on our net income. In order to make the January 2005 payment, we utilized some of our short-term debt capacity as a funding source. Short-term debt capacity and available cash will provide sufficient liquidity for our operations until the longer-term funding strategy is finalized during the first quarter of 2005. While the amount representing the disallowed carrybacks should be refunded within the next year, final settlement on the contested issues could take several years while legal remedies are pursued.

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

        Reinsurance Transaction.    Effective January 1, 2002, we entered into a reinsurance agreement to reinsure group medical insurance contracts. We amended the contract, and effective January 1, 2003, the reinsurance contract was reported under the deposit method of accounting. Compared to 2002, this reduces ceded premiums and claims and increases operating expenses with no impact to net income.

        Effective January 1, 2005, we have terminated this reinsurance contract. The catastrophic coverage never became payable during the term of the contract. Ending the reinsurance contract will result in a pre-tax cost savings of over $6.0 million per year.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted $1.7 million for the year ended December 31, 2004 and negatively impacted $5.1 million and $7.7 million for the years ended December 31, 2003, and 2002, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Pension and Other Postretirement Benefit Expense

Impact of Curtailment on Pension and Other Postretirement Benefit Plans

        The divestiture of Principal Residential Mortgage, Inc. created a pre-tax gain of approximately $19.2 million in curtailment accounting under the pension and other postretirement benefit plans. In addition, a pre-tax loss of approximately $1.8 million was recognized related to contractual termination benefits associated with the divestiture. The gain and loss are included in the discontinued operations for the year ended December 31, 2004.

Impact of Remeasurement on Pension Benefit Expense

        Due to the curtailment accounting related to the divestiture of Principal Residential Mortgage, Inc. discussed above, we conducted a mid-year remeasurement as of July 1, 2004 of the 2004 home office pension and other postretirement benefit expense. The July 1, 2004, remeasurement and fourth quarter 2004 pension expense for the home office employees was based on a 6.5% discount rate and an 8.5% expected long-term return on assets assumption. We use an October 1 measurement date, which results in a three-month lag between the measurement date and the fiscal year-end. Therefore, the July 1, 2004, remeasurement affected the fourth quarter 2004 pension expense. The pension expense for fourth quarter was $9.5 million. The Principal Residential Mortgage, Inc. divestiture did not affect the pension plans or other postretirement benefit plans covering the agents and managers. The agents' pension expense continued to be based on a 6.25% discount rate and 8.5% expected long-term return on assets assumption, which were the assumptions used as of 2003 fiscal year end.

        Excluding the curtailment gains and losses, the remeasured 2004 annual pension benefit expense for substantially all of our employees and certain agents is approximately $51.8 million pre-tax. This amount is reflected in the determination of net income for the year ended December 31, 2004. This is a $4.6 million decrease from the original 2004 pre-tax pension expense of $56.4 million and an $8.4 million decrease from the 2003 pre-tax pension expense of $60.2 million. The decrease in the remeasured 2004 expense compared to the original 2004 expense is due to the removal of Principal Residential Mortgage, Inc. employees, higher discount rate and higher-than-expected return on plan assets as of July 1, 2004. In addition, the decrease in expense over 2003 is due to the plan's liability experience, an increase in the turnover assumption, and the asset performance.

Impact of Remeasurement and Medicare Act on Other Postretirement Benefit Expense

        The recognition of the Medicare Prescription Drug, Improvement and Modernization Act (the "Medicare Act") was reflected in the other postretirement benefit expense in fourth quarter. The Medicare Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal tax-free subsidy to sponsors of retiree prescription drug plans. The prescription drug benefits offered by the sponsor must be at least actuarially equivalent to benefits offered under Medicare Part D to qualify for the subsidy. This subsidy is effective in 2006 and would only apply to benefits paid for qualifying retirees who have not enrolled in Medicare Part D.

        On July 26, 2004, the Centers of Medicare and Medicaid Services ("CMS") issued proposed regulations that provided guidance on the definition of actuarially equivalent retiree prescription drug coverage. These regulations aided in our third quarter 2004 determination that the majority of our retiree prescription drug benefit coverage is actuarially equivalent to Medicare's Part D prescription drug plan and thus makes us eligible for the tax-free subsidy beginning in 2006. Accordingly, we conducted a mid-year remeasurement during third quarter 2004 of our retiree medical plans covering home office employees and agents and managers.

        The third quarter 2004 remeasurement and fourth quarter other postretirement benefit expense was based on a 6.5% discount rate and a 7.3% expected long-term return on assets assumption. The recognition of the Medicare Act reduced the retiree medical obligations by approximately 11%. Since there is a three-month lag between the measurement date and the fiscal year-end, the third quarter 2004 remeasurement affected the fourth quarter 2004 expense. The other postretirement benefit income in the fourth quarter of 2004 was $2.1 million.

        Excluding the curtailment gains and losses noted above, approximately $5.8 million of pre-tax other postretirement benefit income was reflected in the determination of net income for the year ended December 31, 2004. This is a $0.9 million increase from the original 2004 pre-tax other postretirement benefit income of $4.9 million that was calculated prior to the curtailment accounting due to the Principal Residential Mortgage, Inc. divestiture and the recognition of the Medicare Act. The increase in the remeasured 2004 income compared to the original 2004 income is due to the removal of Principal Residential Mortgage, Inc. employees, higher discount rate, and the recognition of the Medicare Act.

2005 Pension Expense

        The 2005 pension expense for substantially all of our employees and certain agents is expected to be approximately $48.6 million. This is a decrease of $3.2 million over the 2004 pension expense, excluding curtailment gains and losses noted above, of $51.8 million. This decrease is due to the removal of Principal Residential Mortgage, Inc. employees and asset performance that exceeded expectations. Partially offsetting this was the increase attributable to the use of a lower discount rate. The discount rate used to value the liabilities was lowered to 6.0% from the 2003 year end discount rate of 6.25%. The long-term return on assets assumption remained at 8.5%.

Recent Accounting Changes

        On December 21, 2004, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earning Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 (the "Act") was enacted on October 22, 2004, and introduces, among other things, a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP 109-2 was issued to allow additional time for companies to determine whether any foreign earnings will be repatriated under the Act's repatriation provision, given the law was enacted late in the year and certain provisions are unclear. Under FSP 109-2, companies that take the additional time are required to provide disclosures about the status of the company's evaluation and the potential effects of its decision. FSP 109-2 is effective for the year ended December 31, 2004. We are still evaluating the effects of the Act.

        On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes

Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we will be adopting SFAS 123R effective July 1, 2005. This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. We applied the prospective method of transition as prescribed by SFAS 123.

        SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"), was issued in December 2004. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), provides the basic principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, APB 29 includes certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring on or after July 1, 2005. We plan to adopt SFAS 153 on July 1, 2005 and will subsequently recognize gains, resulting from real estate exchanges that meet the commercial substance criteria, as they occur.

        On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin ("SAB") 105, Application of Accounting Principles to Loan Commitments ("SAB 105"), in which the SEC Staff expressed their view that the fair value of recorded loan commitments, including interest rate lock commitments ("IRLCs"), that are required to follow derivative accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the loan. We record IRLCs at zero value at date of issuance with subsequent gains or losses measured by changes in market interest rates. Therefore, this SAB did not have a material impact on our consolidated financial statements.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. This EITF was originally effective for the period beginning July 1, 2004. However, on September 30, 2004, the FASB issued a Staff Position delaying the accounting and measurement provisions of EITF 03-1 until additional clarifying guidance can be issued. Due to the uncertainties that still exist with this guidance, we are unable to estimate the impact EITF 03-1 will have to our consolidated financial statements.

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

        SOP 03-1 addresses the classification of contracts and calculation of an additional liability for contracts that contain significant insurance features. The adoption of the guidance required the recognition of an additional liability in cases where the insurance benefit feature resulted in gains in early years followed by losses in later years. The accrual and release of the additional liability also impacted the amortization of DPAC. As of January 1, 2004, we increased future policyholder benefits due to our no lapse guarantee feature of our universal life and variable universal life products within our Life and Health Insurance segment and for variable annuities with guaranteed minimum death benefits in our U.S. Asset Management and Accumulation segment. This resulted in an after-tax cumulative effect of $(0.9) million in the Life and Health Insurance segment and $(1.5) million in the U.S. Asset Management and Accumulation segment.

        SOP 03-1 also requires contracts which provide for potential benefits in addition to the account balance that are payable only upon annuitization to establish an additional liability if the present value of the annuitized benefits exceed the expected account balance at the expected annuitization date. In that regard, we also had an after-tax cumulative effect related to an equity method investment within our International Asset Management and Accumulation segment of $(3.3) million, net of income taxes, as of January 1, 2004, for select deferred annuity products, which include guaranteed annuitization purchase rates.

        In addition, the guidance clarifies the accounting and classification for sales inducements. Although the valuation impacts were immaterial, we reclassified $30.3 million of sales inducements from DPAC to other assets.

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Income Statement Data:
Revenues:
Premiums and other considerations	$3,710.0	$3,630.7	$3,877.8
Fees and other revenues	1,472.0	1,185.8	950.4
Net investment income	3,226.5	3,233.4	3,173.1
Net realized/unrealized capital losses	(104.8)	(63.2)	(374.1)

Total revenues	8,303.7	7,986.7	7,627.2
Expenses:
Benefits, claims and settlement expenses	4,959.5	4,855.8	5,197.5
Dividends to policyholders	296.7	307.9	316.6
Operating expenses	2,165.9	1,998.7	1,741.6

Total expenses	7,422.1	7,162.4	7,255.7

Income from continuing operations before income taxes	881.6	824.3	371.5
Income taxes (benefits)	179.1	177.0	(74.9)

Income from continuing operations, net of related income taxes (benefits)	702.5	647.3	446.4
Income (loss) from discontinued operations, net of related income taxes	128.8	102.4	(23.2)

Income before cumulative effect of accounting changes	831.3	749.7	423.2
Cumulative effect of accounting changes, net of related income taxes	(5.7)	(3.4)	(280.9)

Net income	$825.6	$746.3	$142.3

  Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Premiums and other considerations increased $79.3 million, or 2%, to $3,710.0 million for the year ended December 31, 2004, from $3,630.7 million for the year ended December 31, 2003. The increase reflected a $77.6 million increase from the Life and Health segment primarily due to strong sales and favorable retention in our specialty benefits business and health insurance rate increases partially offset by a decline in premiums resulting from a shift in marketing emphasis from individual traditional life insurance products to individual universal and variable universal life insurance products.

        Fees and other revenues increased $286.2 million, or 24%, to $1,472.0 million for the year ended December 31, 2004, from $1,185.8 million for the year ended December 31, 2003. U.S. Asset Management and Accumulation fees and other revenues increased $185.5 million primarily related to an increase in fees from our separate accounts and due to improvements in the equity markets and net cash flow, which have led to higher account values. In addition, Life and Health Insurance fees and other revenues increased $83.0 million primarily due to growth in the individual universal and variable universal life insurance business and the acquisition of the Molloy Companies effective January 2, 2004.

        Net investment income decreased $6.9 million to $3,226.5 million for the year ended December 31, 2004, from $3,233.4 million for the year ended December 31, 2003. The decrease was primarily related to a decrease in annualized investment yields. The yield on average invested assets and cash was 5.8% for the year ended December 31, 2004, compared to 6.2% for the year ended December 31, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment. Partially offsetting the decrease was a $3,002.0 million, or 6% increase in average invested assets and cash.

        Net realized/unrealized capital losses increased $41.6 million, or 66%, to $104.8 million for the year ended December 31, 2004, from $63.2 million for the year ended December 31, 2003. The increase in net realized losses was primarily due to higher mark to market losses related to hedging activities ($75.9 million), fewer mark to market gains on certain seed money investments ($38.3 million), and the impact of foreign currency transaction gains and losses ($38.1 million) offset by fewer other than temporary declines in the value of certain fixed maturity securities ($108.1 million).

        The following table highlights the contributors to net realized/unrealized capital gains and losses for the year ended December 31, 2004.

	For the year ended December 31, 2004
	Impairments and credit losses	Other net realized gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(50.3)	$22.1	$(0.7)	$(28.9)
Equity securities(2)	(8.1)	17.6	—	9.5
Mortgage loans on real estate(3)	(12.5)	—	—	(12.5)
Derivatives	—	—	(101.4)	(101.4)
Other(4)	(13.0)	35.9	5.6	28.5

Total	$(83.9)	$75.6	$(96.5)	$(104.8)

(1)
Impairments include $60.6 million of impairment losses and $15.8 million in recoveries on the sale of previously impaired assets. Credit losses include $13.4 million in gains and $18.9 million in losses related to credit triggered sales. Other net realized gains (losses) includes gross realized gains of $31.2 million and gross realized losses of $9.1 million.

(2)
Impairments include $8.1 million of impairment losses. Other net realized gains (losses) includes gross realized gains of $21.5 million and gross realized losses of $3.9 million.

(3)
Impairments include $22.4 million in realized losses due to sale, foreclosure, or direct write-down of mortgage loans, a $2.1 million recovery on a previously impaired commercial mortgage, a $6.9 million decrease in loan specific reserves, and a $1.3 million decrease in the general commercial mortgage valuation allowance.

(4)
Other net realized gains (losses) includes $42.3 million in mark to market and realized gains on seed money.

        Benefits, claims and settlement expenses increased $103.7 million, or 2%, to $4,959.5 million for the year ended December 31, 2004, from $4,855.8 million for the year ended December 31, 2003. The increase was primarily due to a $93.7 million increase from the International Asset Management and Accumulation segment, primarily due to an increase in Chile related to higher reserve expenses due to the strengthening of the Chilean peso versus the U.S. dollar and higher sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction.

        Dividends to policyholders decreased $11.2 million, or 4%, to $296.7 million for the year ended December 31, 2004, from $307.9 million for the year ended December 31, 2003. The decrease was due to a $9.2 million decrease from the Life and Health Insurance segment, resulting from changes in the individual life insurance dividend scale and a decrease in the individual life insurance dividend interest crediting rates due to a declining interest rate environment.

        Operating expenses increased $167.2 million, or 8%, to $2,165.9 million for the year ended December 31, 2004, from $1,998.7 million for the year ended December 31, 2003. The increase was primarily due to a $98.4 million increase from the Life and Health Insurance segment primarily resulting from the acquisition of the Molloy Companies in 2004, increased DPAC amortization, and growth in our specialty benefits business. The increase also reflected a $68.5 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in amortization of DPAC in 2004 and an increase in non-deferrable expenses.

        Income taxes increased $2.1 million, or 1%, to $179.1 million for the year ended December 31, 2004, from $177.0 million for the year ended December 31, 2003. The effective income tax rate was 20% for the year ended December 31, 2004, and 21% for the year ended December 31, 2003. The effective income tax rate for the year ended December 31, 2004 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, 2004 tax credits on our investment in a synthetic fuel production facility, and interest exclusion from taxable income. The effective income tax rate for the year ended December 31, 2003 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and a favorable settlement of an IRS audit issue.

        As a result of the foregoing factors and the inclusion of income from discontinued operations and the cumulative effect of accounting changes, net of related income taxes, net income increased $79.3 million, or 11% to $825.6 million for the year ended December 31, 2004, from $746.3 million for the year ended December 31, 2003. The income from discontinued operations was related to our sale of Principal Residential Mortgage, Inc. and our Argentine companies in 2004 and a change in the estimated loss on disposal of BT Financial Group in 2003. The cumulative effect of accounting changes were related to our implementation of SOP 03-1 in 2004 and our implementation of FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") in 2003.

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Premiums and other considerations decreased $247.1 million, or 6%, to $3,630.7 million for the year ended December 31, 2003, from $3,877.8 million for the year ended December 31, 2002. The decrease reflected a $326.5 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales. The decrease was partially offset by a $45.6 million increase from the Life and Health Insurance segment, primarily related to increased disability sales and favorable retention in our specialty benefits business.

        Fees and other revenues increased $235.4 million, or 25%, to $1,185.8 million for the year ended December 31, 2003, from $950.4 million for the year ended December 31, 2002. The increase was primarily due to a $185.2 million increase from the U.S. Asset Management and Accumulation segment primarily related to an increase in management and performance fees, growth in assets under management and growth in account values, which was due to growth in the equity markets and net cash flows. In addition, the Life and Health segment fees and other revenues increased $25.7 million due to growth in the individual universal and variable universal life insurance business and our fee-for-service business.

        Net investment income increased $60.3 million, or 2%, to $3,233.4 million for the year ended December 31, 2003, from $3,173.1 million for the year ended December 31, 2002. The increase was primarily related to a $4,797.8 million, or 10%, increase in average invested assets and cash. Partially offsetting this increase was a decrease in annualized investment yields. The yield on average invested assets and cash was 6.2% for the year ended December 31, 2003, compared to 6.8% for the year ended December 31, 2002. The decrease reflects lower average investment yields due in part to a lower interest rate environment.

        Net realized/unrealized capital losses decreased $310.9 million, or 83%, to $63.2 million for the year ended December 31, 2003, from $374.1 million for the year ended December 31, 2002. The decrease is due to a $199.8 million decrease in other than temporary declines in the value of certain fixed maturity and equity securities, a $164.2 million increase in gains related to the mark to market and sales of certain seed money investments, a $93.0 million decrease in losses related to credit impaired sales, and $25.4 million increase in transaction gains due to the strengthening of the foreign currency exchange rates. These items are partially offset by a $183.0 million capital gain related to the sale of our investment in Coventry in 2002 and $53.7 million less gains on the sale of other fixed maturity securities in 2003.

        The following table highlights the contributors to net realized/unrealized capital gains and losses for the year ended December 31, 2003.

	For the year ended December 31, 2003
	Impairments and credit losses	Other net realized gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(190.3)	$30.3	$(62.3)	$(222.3)
Equity securities(2)	(4.6)	8.9	—	4.3
Mortgage loans on real estate(3)	(2.2)	—	—	(2.2)
Derivatives	—	—	107.2	107.2
Other(4)	—	115.3	(65.5)	49.8

Total	$(197.1)	$154.5	$(20.6)	$(63.2)

(1)
Impairments include $173.7 million of impairment losses and $21.1 million in recoveries on the sale of previously impaired assets. Credit losses include $5.1 million in gains and $42.8 million in losses related to credit triggered sales. Other net realized gains (losses) includes gross realized gains of $50.6 million and gross realized losses of $20.3 million.

(2)
Impairments include $10.8 million of impairment losses and $6.2 million in recoveries on the sale of previously impaired assets. Other net realized gains (losses) includes gross realized gains of $9.8 million and gross realized losses of $0.9 million.

(3)
Impairments include $36.2 million in realized losses due to sale, foreclosure, or direct write-downs of commercial mortgage loans offset by a $34.0 million decrease in commercial mortgage valuation allowance.

(4)
Other net realized gains (losses) includes $80.6 million for mark to market gains on seed money and $35.2 million related to foreign currency transaction gains.

        Benefits, claims and settlement expenses decreased $341.7 million, or 7%, to $4,855.8 million for the year ended December 31, 2003, from $5,197.5 million for the year ended December 31, 2002. The decrease was primarily due to a $390.6 million decrease from the U.S. Asset Management and Accumulation segment, primarily reflecting the decline in reserves resulting from a decrease in sales of single premium group annuities with life contingencies.

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

        Operating expenses increased $257.1 million, or 15%, to $1,998.7 million for the year ended December 31, 2003, from $1,741.6 million for the year ended December 31, 2002. The increase reflected a $181.0 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the full consolidation of our newly acquired Post Advisory subsidiary, higher incentive compensation accruals and increases in employee benefit costs. In addition, the Life and Health Insurance segment operating expenses increased $53.6 million primarily due to higher employee benefit costs.

        Income taxes increased $251.9 million to $177.0 million of income taxes for the year ended December 31, 2003, from $74.9 million of income tax benefits for the year ended December 31, 2002. The effective income tax rate was 21% for the year ended December 31, 2003, and -20% for the year ended December 31, 2002. The effective income tax rates for the years ended December 31, 2003 and 2002 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and favorable settlements of an IRS audit issue. The increase in the effective tax rate to 21% in 2003 from -20% in 2002 was primarily due to a more favorable settlement of an IRS audit issue in 2002.

        As a result of the foregoing factors and the inclusion of income or loss from discontinued operations and the cumulative effect of accounting changes, net of related income taxes, net income increased $604.0 million to $746.3 million for the year ended December 31, 2003, from $142.3 million for the year ended December 31, 2002. The income or loss from discontinued operations was related to our sale of Principal Residential Mortgage, Inc., our Argentine companies and BT Financial Group. The cumulative effect of accounting changes were related to our implementation of FIN 46 in 2003 and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") in 2002.

Results of Operations by Segment

        We use segment operating earnings, which exclude the effect of net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments, for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts. Segment operating earnings are determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments we believe are not indicative of overall operating trends. Note that after-tax adjustments have occurred in the past and could recur in future reporting periods. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

        The following table presents segment information as of or for the years ended December 31, 2004, 2003 and 2002:

	As of or for year ended December 31,
	2004	2003	2002
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$3,741.9	$3,622.4	$3,750.0
International Asset Management and Accumulation	518.4	399.5	348.7
Life and Health Insurance	4,181.3	4,014.3	3,946.8
Corporate and Other(1)	(23.0)	26.8	1.6

Total segment operating revenues	8,418.6	8,063.0	8,047.1
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	(114.9)	(76.3)	(419.9)

Total revenue per consolidated statements of operations	$8,303.7	$7,986.7	$7,627.2

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$499.0	$422.6	$360.7
International Asset Management and Accumulation	40.3	34.5	19.2
Life and Health Insurance	256.2	241.2	233.1
Mortgage Banking(3)	(10.3)	(18.1)	(16.7)
Corporate and Other	(20.4)	(12.5)	(17.0)

Total segment operating earnings, net of related income taxes.	764.8	667.7	579.3
Net realized/unrealized capital losses, as adjusted(2)	(62.3)	(49.3)	(247.3)
Other after-tax adjustments(4)	123.1	127.9	(189.7)

Net income per consolidated statements of operations	$825.6	$746.3	$142.3

Assets by segment:
U.S. Asset Management and Accumulation(5)	$94,394.6	$83,904.8	$70,371.9
International Asset Management and Accumulation	3,642.0	3,011.4	2,202.5
Life and Health Insurance	13,185.4	12,171.8	11,356.3
Mortgage Banking	—	5,558.8	3,740.1
Corporate and Other(6)	2,576.1	3,107.6	2,199.8

Total consolidated assets	$113,798.1	$107,754.4	$89,870.6

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

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Net realized/unrealized capital losses	$(104.8)	$(63.2)	$(374.1)
Certain market value adjustments to fee revenues	(8.0)	(17.7)	(31.8)
Recognition of front-end fee revenues	(2.1)	4.6	(14.0)

Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(114.9)	(76.3)	(419.9)
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	6.2	5.1	35.4
Capital (gains) losses distributed	(4.4)	(3.3)	1.5
Minority interest capital gains	(0.3)	(0.1)	—

Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs, capital gains distributed, and minority interest capital gains	(113.4)	(74.6)	(383.0)
Income tax effect	51.1	25.3	135.7

Net realized/unrealized capital losses, as adjusted	$(62.3)	$(49.3)	$(247.3)

(3)
Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

(4)
For the year ended December 31, 2004, other after-tax adjustments of $123.1 million included (1) the positive effects of: (a) discontinued operations related to the sale of Principal Residential Mortgage, Inc. ($118.8 million) and (b) discontinued operations related to the sale of our Argentine companies ($10.0 million) and (2) the negative effect of a cumulative effect of accounting change related to the implementation of SOP 03-1 ($5.7 million). For the year ended December 31, 2003, other after-tax adjustments of $127.9 million included (1) the positive effects of: (a) income from discontinued operations related to the sale of Principal Residential Mortgage, Inc. ($82.5 million); (b) a decrease in income tax reserves established for contested IRS tax audit matters ($28.9 million) and (c) a change in the estimated loss on disposal of BT Financial Group ($21.8 million) and (2) the negative effect of: (a) a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million) and (b) a loss from discontinued operations related to the sale of our Argentine companies ($1.9 million). For the year ended December 31, 2002, other after-tax adjustments of $189.7 million included (1) the negative effects of: (a) a cumulative effect of accounting change related to our implementation of SFAS 142 ($280.9 million); (b) a loss from the discontinued operations of BT Financial Group ($196.7 million); (c) an increase to a loss contingency reserve established for sales practice litigation ($21.6 million); and (d) expenses related to our demutualization ($2.0 million) and (2) the positive effect of: (a) income from discontinued operations related to the sale of Principal Residential Mortgage, Inc. ($169.8 million); (b) the settlement of an IRS audit issue ($138.0 million); and (c) income from discontinued operations related to the sale of our Argentine companies ($3.7 million).

(5)
U.S. Asset Management and Accumulation separate account assets include shares of the Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $782.8 million, $833.9 million, and $1.0 billion at December 31, 2004, 2003, and 2002, respectively. Changes in the fair value of the separate account are reflected in both separate account assets and separate account liabilities.

(6)
Includes inter-segment elimination amounts related to an internal line of credit, internally generated mortgage loans, and long-term borrowings. The Corporate and Other segment managed a revolving line of credit used by other segments. The U.S. Asset Management and Accumulation segment and Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment. In prior years, the U.S. Asset Management and Accumulation segment had provided a source of funding for the Mortgage Banking segment's mortgage servicing rights.

U.S. Asset Management and Accumulation Segment

  Asset Accumulation Trends

        Our sales of pension, institutional and other asset accumulation products and services in the U.S. have been affected by overall trends in the U.S. retirement services industry, as our customers rely less on defined benefit retirement plans, social security and other government programs. Continuing trends in the work environment include a more mobile workforce and the desire of employers to shift the market risk of retirement investments to employees by offering defined contribution plans rather than defined benefit plans. The graying of the population and recent market volatility are also driving growing interest in products generating stable income during retirement. These trends are increasing the demand for defined contribution pension arrangements such as 401(k) plans, mutual funds, annuities and bank IRA's. The "baby-boom" generation of U.S. workers has reached an age at which saving for retirement is critical and it continues to seek increased retirement savings using additional tax-advantaged investment products for retirement. Considering these trends, asset accumulation account values increased as of December 31, 2004, primarily due to significant additional gross new deposits, solid performance of the equity markets and retention of assets from existing clients. The interest rate environment continued its low trend in 2004 while the S & P 500 posted a 10.9% gain resulting in a strong increase in total account values and assets under management by the end of 2004.

        The following table provides a summary of U.S. Asset Accumulation account values as of December 31, 2004, 2003 and 2002:

As of	U.S. Asset Accumulation Total account values
(in billions)
December 31, 2004	$108.6
December 31, 2003	91.7
December 31, 2002	73.8

  Asset Management Trends

        Asset management services have been among the most profitable and rapidly growing sectors of the financial services industry, at both the retail and institutional level. We seek to take advantage of current trends, which indicate that both retail and institutional investors embrace specialization, providing increased fees to successful active managers with expertise in specialty and niche areas. We have experienced very good success in winning institutional asset management mandates and expect to see continued growth in this area. Our U.S. third-party assets under management increased $6.4 billion during 2004.

        The following table provides a summary of Principal Global Investors' affiliated and third-party assets under management as of December 31, 2004, 2003 and 2002:

	Principal Global Investors
As of	Affiliated assets under management	Third-party assets under management	Total assets under management
	(in billions)
December 31, 2004	$96.9	$31.1	$128.0
December 31, 2003	88.6	24.7	113.3
December 31, 2002	77.7	14.6	92.3

  U.S. Asset Management and Accumulation Segment Summary Financial Data

        The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the years indicated:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$370.1	$420.0	$746.5
Fees and other revenues	1,016.2	833.7	681.2
Net investment income	2,355.6	2,368.7	2,322.3

Total operating revenues	3,741.9	3,622.4	3,750.0
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	2,099.8	2,146.6	2,539.9
Operating expenses	994.5	923.4	759.8

Total expenses	3,094.3	3,070.0	3,299.7

Pre-tax operating earnings	647.6	552.4	450.3
Income taxes	148.6	129.8	89.6

Operating earnings	499.0	422.6	360.7
Net realized/unrealized capital losses, as adjusted	(97.1)	(82.1)	(250.5)
Other after-tax adjustments	(5.0)	9.5	10.2

U.S. GAAP Reported:
Net income	$396.9	$350.0	$120.4

(1)
Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

  Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Premiums and other considerations decreased $49.9 million, or 12%, to $370.1 million for the year ended December 31, 2004, from $420.0 million for the year ended December 31, 2003. The decrease primarily resulted from a $45.4 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

        Fees and other revenues increased $182.5 million, or 22%, to $1,016.2 million for the year ended December 31, 2004, from $833.7 million for the year ended December 31, 2003. Pension full-service accumulation fees and other revenue increased $132.4 million primarily due to an increase in fees from our separate accounts and due to improvements in the equity markets and net cash flow, which have led to higher account values. Principal Global Investors fees and other revenues increased $34.0 million primarily due to increased revenue from commercial real estate business and an increase in assets under management, which resulted from improvements in the equity markets and net cash flow.

        Net investment income decreased $13.1 million, or 1%, to $2,355.6 million for the year ended December 31, 2004, from $2,368.7 million for the year ended December 31, 2003. The decrease reflects a decrease in the average annualized yield on invested assets and cash, which was 5.7% for the year ended December 31, 2004, compared to 6.2% for the year ended December 31, 2003. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment. The decrease in net investment income due to a lower yield was partially offset by a $3,085.9 million, or 8%, increase in average invested assets and cash for the segment.

        Benefits, claims and settlement expenses, including dividends to policyholders, decreased $46.8 million, or 2%, to $2,099.8 million for the year ended December 31, 2004, from $2,146.6 million for the year ended December 31, 2003. The decrease primarily resulted from a $43.1 million decrease in our pension full-service payout business as a result of decreased sales of single premium group annuities with life contingencies. Also contributing to the decrease was a $37.9 million decrease in pension full-service accumulation business due primarily to a decrease in cost of interest credited on our non-participating deposit type business and to a lesser extent decreases in cost of interest credited on our participating block. Partially offsetting the overall decrease was an increase of $28.0 million in our pension investment-only business primarily due to an increase in cost of interest credited on this block of business as a result of an increase in account values.

        Operating expenses increased $71.1 million, or 8%, to $994.5 million for the year ended December 31, 2004, from $923.4 million for the year ended December 31, 2003. The increase primarily resulted from a $57.8 million increase in our pension full-service accumulation operating expenses due to an increase amortization of DPAC in 2004 and an increase in non-deferrable expenses. In addition, individual fixed annuity operating expenses increased $16.4 million due to strong growth in our block of fixed deferred annuity business.

        Income taxes increased $18.8 million, or 14%, to $148.6 million for the year ended December 31, 2004, from $129.8 million for the year ended December 31, 2003. The effective income tax rate for this segment was 23% for the years ended December 31, 2004 and 2003. The effective income tax rates for the years ended December 31, 2004 and 2003, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

        As a result of the foregoing factors, operating earnings increased $76.4 million, or 18%, to $499.0 million for the year ended December 31, 2004, from $422.6 million for the year ended December 31, 2003.

        Net realized/unrealized capital losses, as adjusted, increased $15.0 million, or 18%, to $97.1 million for the year ended December 31, 2004, from $82.1 million for the year ended December 31, 2003. The increase in net realized losses was primarily due to higher mark to market losses related to hedging activities, higher commercial mortgage loan losses and higher losses on the sale of real estate offset by fewer other than temporary declines in the value of certain fixed maturity securities and fewer losses related to credit loss sales of securities.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments for the year ended December 31, 2004, net income increased $46.9 million, or 13%, to $396.9 million from $350.0 million for the year ended December 31, 2003. For the year ended December 31, 2004, net income included the negative effect of other after-tax adjustments totaling $5.0 million related to: (1) a loss from discontinued operations associated with the sale of Principal Residential Mortgage, Inc. ($3.5 million) and (2) a cumulative effect of accounting change due to our implementation of SOP 03-1 ($1.5 million). For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $9.5 million related to: (1) the positive effect of income from discontinued operations associated with the sale of Principal Residential Mortgage, Inc. ($11.2 million) and (2) the negative effect of a cumulative effect of accounting change due to our implementation of FIN 46 ($1.7 million).

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

        Net investment income increased $46.4 million, or 2%, to $2,368.7 million for the year ended December 31, 2003, from $2,322.3 million for the year ended December 31, 2002. The increase reflects a $3,096.6 million, or 9%, increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 6.2% for the year ended December 31, 2003, compared to 6.7% for the year ended December 31, 2002. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

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

        Operating expenses increased $163.6 million, or 22%, to $923.4 million for the year ended December 31, 2003, from $759.8 million for the year ended December 31, 2002. The increase primarily resulted from a $104.9 million increase in

Principal Global Investors operating expenses due to the full consolidation of our newly acquired Post Advisory subsidiary, the inclusion of our asset management offshore operations and higher incentive compensation accruals. In addition, pension full-service accumulation operating expenses increased $41.3 million due to higher non-deferrable compensation related costs including incentive compensation costs and increases in employee benefit costs, expenses from employer securities group and increased amortization of DPAC in 2003.

        Income taxes increased $40.2 million, or 45%, to $129.8 million for the year ended December 31, 2003, from $89.6 million for the year ended December 31, 2002. The effective income tax rate for this segment was 23% for the year ended December 31, 2003, and 20% for the year ended December 31, 2002. The effective income tax rates for the years ended December 31, 2003 and 2002, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received, for which an estimated benefit recognition rate decreased during 2003 compared to 2002, and interest exclusion from taxable income.

        As a result of the foregoing factors, operating earnings increased $61.9 million, or 17%, to $422.6 million for the year ended December 31, 2003, from $360.7 million for the year ended December 31, 2002.

        Net realized/unrealized capital losses, as adjusted, decreased $168.4 million, or 67%, to $82.1 million for the year ended December 31, 2003, from $250.5 million for the year ended December 31, 2002. The decrease is due to lower capital losses related to other than temporary declines in the value of certain fixed maturity securities for the year ended December 31, 2003.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments for the year ended December 31, 2003, net income increased $229.6 million to $350.0 million from $120.4 million for the year ended December 31, 2002. For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $9.5 million related to: (1) the positive effect of income from discontinued operations associated with the sale of Principal Residential Mortgage, Inc. ($11.2 million) and (2) the negative effect of a cumulative effect of accounting change due to our implementation of FIN 46 ($1.7 million). For the year ended December 31, 2002, net income included the positive effect of other after-tax adjustments totaling $10.2 million related to income from discontinued operations associated with the sale of Principal Residential Mortgage, Inc.

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

        The following table provides a summary of Principal International assets under management as of December 31, 2004, 2003 and 2002:

As of	Principal International Total assets under management
(in billions)
December 31, 2004	$10.2
December 31, 2003	7.5
December 31, 2002	4.4

  International Asset Management and Accumulation Segment Summary Financial Data

        The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the years indicated:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$241.0	$191.7	$157.9
Fees and other revenues	85.9	70.4	52.6
Net investment income	191.5	137.4	138.2

Total operating revenues	518.4	399.5	348.7
Expenses:
Benefits, claims and settlement expenses	357.3	263.7	238.6
Operating expenses	112.2	97.8	84.0

Total expenses	469.5	361.5	322.6

Pre-tax operating earnings	48.9	38.0	26.1
Income taxes	8.6	3.5	6.9

Operating earnings	40.3	34.5	19.2
Net realized/unrealized capital gains, as adjusted	17.3	4.8	9.0
Other after-tax adjustments	6.7	19.9	(469.3)

U.S. GAAP Reported:
Net income (loss)	$64.3	$59.2	$(441.1)

Other Data:
Operating earnings (loss):
Principal International	$40.3	$34.5	$21.8
BT Financial Group	—	—	(2.6)
Net income (loss):
Principal International	$64.3	$37.4	$13.6
BT Financial Group	—	21.8	(454.7)

(1)
Excludes net realized/unrealized capital losses.

  Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Premiums and other considerations increased $49.3 million, or 26%, to $241.0 million for the year ended December 31, 2004, from $191.7 million for the year ended December 31, 2003. An increase of $45.5 million in Chile was primarily a result of the strengthening of the Chilean peso versus the U.S. dollar and higher sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction.

        Fees and other revenues increased $15.5 million, or 22%, to $85.9 million for the year ended December 31, 2004, from $70.4 million for the year ended December 31, 2003. An increase of $6.0 million in Hong Kong was a result of an increase in assets under management primarily due to the acquisition of Dao Heng Fund Management in 2004. An increase of $4.6 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of AFORE Tepeyac in February 2003 and the acquisition of Principal Genera, S.A. de C.V., Operadora de Fondos de Inversión ("Genera") in July 2003.    In addition, an increase of $3.5 million in India was primarily a result of an increase in assets under management ("AUM") caused by record net customer cash flows and accounting for Principal PNB Asset Management Company using the full consolidation method of accounting due to our majority ownership beginning third quarter 2003; prior to third quarter 2003, results were reported using equity method of accounting.

        Net investment income increased $54.1 million, or 39%, to $191.5 million for the year ended December 31, 2004, from $137.4 million for the year ended December 31, 2003. The increase was primarily due to a $466.8 million, or 28%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. In addition, the increase was related to an increase in the annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, which was 8.1% for the year ended December 31, 2004, compared to 7.3% for the year ended, December 31, 2003.

        Benefits, claims and settlement expenses increased $93.6 million, or 35%, to $357.3 million for the year ended December 31, 2004, from $263.7 million for the year ended December 31, 2003. An $84.6 million increase in Chile was primarily a result of higher reserve expenses due to the strengthening of the Chilean peso versus the U.S. dollar and higher sales of single premium annuities with life contingencies in 2004 following a year of decreased sales due to market contraction.

        Operating expenses increased $14.4 million, or 15%, to $112.2 million for the year ended December 31, 2004, from $97.8 million for the year ended December 31, 2003. An increase of $8.7 million in Mexico was primarily due to DPAC and value of business acquired ("VOBA") unlocking, increased compensation expenses, higher postage and legal expenses to introduce a second investment option for our Mexico AFORE customers and the acquisition of Genera in July 2003. In addition, an increase of $3.8 million in Hong Kong was primarily a result of increased marketing efforts, compensation costs and higher investment management fees caused by an increase in assets under management due to the acquisition of Dao Heng Fund Management in 2004.

        Income tax expense increased $5.1 million, to $8.6 million for the year ended December 31, 2004, from $3.5 million for the year ended December 31, 2003. An increase of $3.2 million was primarily related to an increase in deferred taxes related to a planned 2005 dividend from Mexico. In addition, the increase was a result of an increase in deferred taxes related to our Brazilian equity method investment. These increases are partially offset as a result of enacted tax rate reductions in Mexico.

        As a result of the foregoing factors, operating earnings increased $5.8 million, or 17%, to $40.3 million for the year ended December 31, 2004, from $34.5 million for the year ended December 31, 2003.

        Net realized/unrealized capital gains, as adjusted, increased $12.5 million, to $17.3 million for the year ended December 31, 2004, from $4.8 million for the year ended December 31, 2003. An increase of $5.5 million in Chile was primarily due to a change in the fair value of non-hedged derivatives. An increase of $4.3 million in Mexico was primarily due to realized gains on equity securities while restructuring our investment portfolios from equity securities to fixed income securities. In addition, an increase of $2.3 million in India was primarily due to a realized gain on recovery of a previously impaired debt security.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $5.1 million, or 9%, to $64.3 million for the year ended December 31, 2004, from $59.2 million for the year ended December 31, 2003. For the year ended December 31, 2004, net income included the positive effect of other after-tax adjustments totaling $6.7 million, related to: (1) the positive effect of income from discontinued operations related to the sale of our Argentine companies ($10.0 million) and (2) the negative effect of cumulative effect of an accounting change related to the implementation of SOP 03-1 ($3.3 million). For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $19.9 million, related to: (1) the positive effect of the change in the estimated loss on disposal of BT Financial Group ($21.8 million) and (2) the negative effect of the loss from discontinued operations related to the sale of our Argentine companies ($1.9 million).

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Premiums and other considerations increased $33.8 million, or 21%, to $191.7 million for the year ended December 31, 2003, from $157.9 million for the year ended December 31, 2002. An increase of $47.3 million in Chile was primarily a result of record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. Partially offsetting this increase was a decrease of $13.4 million in Mexico primarily due to prolonged government retention of potential annuitants in 2003, additional premiums on a large group annuity contract in 2002, as well as the weakening of the Mexican peso versus the U.S. dollar.

        Fees and other revenues increased $17.8 million, or 34%, to $70.4 million for the year ended December 31, 2003, from $52.6 million for the year ended December 31, 2002. An increase of $14.5 million in Mexico was primarily a result of an increase in the number of retirement plan participants due to the acquisition of Zurich AFORE in May 2002 and AFORE Tepeyac in February 2003.

        Net investment income decreased $0.8 million, or 1%, to $137.4 million for the year ended December 31, 2003, from $138.2 million for the year ended December 31, 2002.

        Benefits, claims and settlement expenses increased $25.1 million, or 11%, to $263.7 million for the year ended December 31, 2003, from $238.6 million for the year ended December 31, 2002. A $33.3 million increase in Chile was primarily a result of higher reserve expenses due to record sales of single premium annuities with life contingencies in 2003 following a year of decreased sales due to market contraction. The increase was partially offset by a $7.4 million decrease in Mexico due to lower reserve expenses related to additional premiums on a large group annuity contract in 2002 and the cancellation of a personal accident product in 2003.

        Operating expenses increased $13.8 million, or 16%, to $97.8 million for the year ended December 31, 2003, from $84.0 million for the year ended December 31, 2002. An increase of $8.3 million in Chile was primarily the impact of unlocking of the VOBA amortization stemming from declining interest rates. An increase of $5.7 million in Mexico was primarily due to the acquisition of Zurich AFORE in May 2002 and AFORE Tepeyac in February 2003 and increased marketing expenses in 2003, offset partially by a net impact of unlocking of DPAC and VOBA. Operating expenses incurred by BT Financial Group were $4.0 million for the year ended December 31, 2002. These expenses represent corporate overhead allocated to BT Financial Group and do not qualify for discontinued operations treatment.

        Income tax expense decreased $3.4 million, or 49%, to $3.5 million for the year ended December 31, 2003, from $6.9 million for the year ended December 31, 2002. A decrease of $3.0 million in Mexico was primarily due to income tax adjustments related to inflation.

        As a result of the foregoing factors, operating earnings increased $15.3 million, or 80%, to $34.5 million for the year ended December 31, 2003, from $19.2 million for the year ended December 31, 2002.

        Net realized/unrealized capital gains, as adjusted, decreased $4.2 million, or 47%, to $4.8 million for the year ended December 31, 2003, from $9.0 million for the year ended December 31, 2002. A decrease of $5.3 million in Chile resulted primarily from losses realized on the sale of fixed maturity securities.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $500.3 million to $59.2 million of net income for the year ended December 31, 2003, from $441.1 million of net loss for the year ended December 31, 2002. For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $19.9 million, related to: (1) the positive effect of the change in the estimated loss on disposal of BT Financial Group ($21.8 million) and (2) the negative effect of the loss from discontinued operations of PI Argentina ($1.9 million). For the year ended December 31, 2002, net loss included the negative effect of other after-tax adjustments totaling $469.3 million, related to: (1) the negative effects of (a) cumulative effect of accounting change, a result of our implementation of SFAS 142 ($276.3 million) and (b) the loss from discontinued operations of BT Financial Group ($196.7 million) and the positive effect of the income from discontinued operations related to the sale of our Argentine companies ($3.7 million).

Life and Health Insurance Segment

  Individual Life Insurance Trends

        Our life insurance premiums have been influenced by both economic and industry trends. In addition, we have shifted our marketing emphasis to universal and variable universal life insurance products from traditional life insurance products. Due to this shift in marketing emphasis, premiums related to our traditional life insurance products have declined, while fee revenues from our universal and variable universal life insurance products have grown.

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years ended December 31, 2004, 2003 and 2002:

	Individual life insurance
	Individual universal and variable universal life insurance	Individual traditional life insurance
For the year ended
	Fee revenues	Premiums
	(in millions)
December 31, 2004	$182.8	$675.8
December 31, 2003	140.7	710.9
December 31, 2002	129.5	737.2

        The following table provides a summary of our individual life insurance policyholder liabilities as of December 31, 2004, 2003 and 2002:

	Individual life insurance
	Individual universal and variable universal life insurance	Individual traditional life insurance
As of
	Policyholder liabilities(1)	Policyholder liabilities
	(in millions)
December 31, 2004	$2,880.0	$6,042.2
December 31, 2003	2,269.0	6,011.0
December 31, 2002	1,900.9	5,851.4

(1)
Includes separate account liabilities for policies with variable investment options.

  Health Insurance Trends

        Tough competition in the group medical insurance business has affected premium growth during the past few years. Inforce membership has also been impacted by the decision to exit the small case medical business in Florida. We continue to sell group medical business in 35 states plus the District of Columbia. However, we have sharpened our focus on 13 selected target states. We also offer fee-for-service business in all 50 states plus the District of Columbia. Fees and members in the fee-for-service business have been impacted by the acquisition of the Molloy Companies on January 2, 2004.

        While group medical membership has declined over the past few years, we have grown in the 13 target states in 2004. Premium revenue has grown due to price increases and to some degree, due to the impact of reinsurance. The medical reinsurance contract was entered into in 2002 and, as such, premiums in 2002 were reduced by $45.4 million of ceded premium. In 2003, the contract was amended and the accounting treatment was changed to the deposit method so no premiums were ceded in 2003 and 2004. The medical reinsurance agreement is not in effect after December 31, 2004, as we did not renew. These changes have impacted the premium trend during the three year period illustrated below.

        Our health insurance premium and fees for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Premium and fees
For the year ended	Group medical insurance(1)	Fee-for-service(2)
	(in millions)
December 31, 2004	$1,586.9	$178.8
December 31, 2003	1,561.7	142.8
December 31, 2002	1,532.4	129.9

(1)
Beginning September 1, 2002, we began non-renewing small group medical business in the state of Florida. In addition, our medical reinsurance contract decreased premiums by $45.4 million in 2002 and had no impact on 2003 or 2004.

(2)
We acquired the Molloy Companies on January 2, 2004, adding approximately $40 million in fee income.

        Our covered members as of December 31, 2004, 2003 and 2002 were as follows:

	Covered members
As of	Group medical insurance(1)	Fee-for-service(2)
	(in thousands)
December 31, 2004	574.8	986.6
December 31, 2003	596.4	790.1
December 31, 2002	635.8	767.7

(1)
Beginning September 1, 2002, we began non-renewing small group medical business in the state of Florida.

(2)
We acquired the Molloy Companies on January 2, 2004, adding about 198,000 fee-for-service members.

  Specialty Benefits Insurance Trends

        Premium and fee growth for our specialty benefits insurance business in 2004 and 2003 is being driven by growing sales and favorable retention. This has been a result of growing and more focused distribution supporting these product lines along with the introduction of new products.

        The following table provides a summary of our specialty benefits insurance premium and fees for the years ended December 31, 2004, 2003 and 2002:

	Premium and Fees
For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance
	(in millions)
December 31, 2004	$383.2	$239.1	$170.1	$113.3
December 31, 2003	352.2	216.8	140.0	102.5
December 31, 2002	343.7	217.9	109.9	93.7

  Life and Health Insurance Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Operating Earnings Data:
Operating Revenues(1):
Premiums and other considerations	$3,096.6	$3,019.0	$2,973.4
Fees and other revenues	421.9	338.9	313.2
Net investment income	662.8	656.4	660.2

Total operating revenues	4,181.3	4,014.3	3,946.8
Expenses:
Benefits, claims and settlement expenses	2,514.7	2,457.7	2,433.4
Dividends to policyholders	291.8	301.0	307.0
Operating expenses	988.7	891.8	851.2

Total expenses	3,795.2	3,650.5	3,591.6

Pre-tax operating earnings	386.1	363.8	355.2
Income taxes	129.9	122.6	122.1

Operating earnings	256.2	241.2	233.1
Net realized/unrealized capital losses, as adjusted	(8.9)	(16.6)	(50.0)
Other after-tax adjustments	(0.9)	—	(4.6)

U.S. GAAP Reported:
Net income	$246.4	$224.6	$178.5

(1)
Excludes net realized/unrealized capital gains (losses).

  Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Premiums and other considerations increased $77.6 million, or 3%, to $3,096.6 million for the year ended December 31, 2004, from $3,019.0 million for the year ended December 31, 2003. Specialty benefits insurance premiums increased $93.1 million primarily due to strong sales and favorable retention. Health insurance premiums increased $24.6 million, primarily due to rate increases partially offset by the establishment of a premium refund accrual for pending litigation related to a business exited in the 1990's and by a decrease in average covered medical members. Partially offsetting these increases was a decrease of $40.1 million in individual life insurance premiums, primarily a result of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products. Unlike traditional premium-based products, individual universal and variable universal life insurance premiums are not reported as U.S. GAAP revenue.

        Fees and other revenues increased $83.0 million, or 24%, to $421.9 million for the year ended December 31, 2004, from $338.9 million for the year ended December 31, 2003. Fee revenues from our individual life insurance business increased $45.3 million, primarily due to strong sales growth of universal and variable universal life insurance products. Fee revenues from our health insurance business increased $36.6 million, primarily due to growth in our fee-for-service business resulting from our acquisition of the Molloy Companies effective January 2, 2004.

        Net investment income increased $6.4 million, or 1%, to $662.8 million for the year ended December 31, 2004, from $656.4 million for the year ended December 31, 2003. The increase primarily relates to a $542.2, or 6%, increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 6.4% for the year ended December 31, 2004, compared to 6.7% for the year ended December 31, 2003. This reflects lower yields on invested assets due to a lower interest rate environment.

        Benefits, claims and settlement expenses increased $57.0 million, or 2%, to $2,514.7 million for the year ended December 31, 2004, from $2,457.7 million for the year ended December 31, 2003. Specialty benefits insurance benefits, claims and settlement expenses increased $52.2 million, primarily due to growth in the business; however, loss ratios generally improved over this period. Health insurance benefits, claims and settlement expenses increased $34.9 million primarily due to increased claim costs per member. These increases were partially offset by a $30.1 million decrease in the individual life insurance benefits, claims and settlement expenses, primarily due to a slower increase in reserves as a result of the continuing shift to universal and variable universal life insurance products from traditional life insurance products and to lower death claims.

        Dividends to policyholders decreased $9.2 million, or 3%, to $291.8 million for the year ended December 31, 2004, from $301.0 million for the year ended December 31, 2003. The decrease is primarily related to the dividend scale decrease effective in February 2003 and a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment.

        Operating expenses increased $96.9 million, or 11%, to $988.7 million for the year ended December 31, 2004, from $891.8 million for the year ended December 31, 2003. Individual life insurance operating expenses increased $45.0 million primarily due to increased DPAC amortization resulting from the refinements made to the DPAC valuation models for the individual universal and variable universal life insurance and traditional life insurance businesses in 2003 which reduced DPAC amortization in 2003. Individual life insurance operating expenses also increased as a result of increases in sales. Health insurance operating expenses increased $28.4 million, primarily the result of the acquisition of the Molloy Companies partially offset by lower operating expenses on the insured medical business due to a reduction in members and lower premium taxes. Specialty benefits insurance operating expenses increased $23.5 million due to growth in the business.

        Income taxes increased $7.3 million, or 6%, to $129.9 million for the year ended December 31, 2004, from $122.6 million for the year ended December 31, 2003. The effective income tax rate for the segment was 34% for the years ended December 31, 2004 and 2003. The effective income tax rates for the years ended December 31, 2004 and 2003, were lower than the corporate income tax rate of 35% primarily due to interest exclusion from taxable income.

        As a result of the foregoing factors, operating earnings increased $15.0 million, or 6%, to $256.2 million for the year ended December 31, 2004, from $241.2 million for the year ended December 31, 2003.

        Net realized/unrealized capital losses, as adjusted, decreased $7.7 million, or 46%, to $8.9 million for the year ended December 31, 2004, from $16.6 million for the year ended December 31, 2003. The decrease resulted from fewer other than temporary declines in the value of certain fixed maturity securities.

        As a result of the foregoing factors and the inclusion of an other after-tax adjustment, net income increased $21.8 million, or 10%, to $246.4 million for the year ended December 31, 2004, from $224.6 million for the year ended December 31, 2003. For the year ended December 31, 2004, net income included the negative effect of an other after-tax adjustment of $0.9 million due to a cumulative effect of accounting change, a result of our implementation of SOP 03-1.

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Premiums and other considerations increased $45.6 million, or 2%, to $3,019.0 million for the year ended December 31, 2003, from $2,973.4 million for the year ended December 31, 2002. Specialty benefits insurance premiums increased $46.2 million primarily due to increased disability sales and stable retention. Health insurance premiums increased $29.6 million, primarily resulting from a reduction in ceded premium from group medical reinsurance, which was a result of a change in the accounting treatment of the contract, and rate increases. These increases in health insurance premium were partially offset by a decline in insured medical members. Also, partially offsetting these increases was a decrease of $30.2 million in individual life insurance premiums, primarily a result of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products. Unlike traditional premium-based products, individual universal and variable universal life insurance premiums are not reported as U.S. GAAP revenue.

        Fees and other revenues increased $25.7 million, or 8%, to $338.9 million for the year ended December 31, 2003, from $313.2 million for the year ended December 31, 2002. Fee revenues from our individual life insurance business increased $13.0 million, primarily due to a shift in marketing emphasis to fee-based universal and variable universal life insurance products. Fee revenues from our health insurance business increased $12.6 million, primarily due to growth and fee increases in our fee-for-service business.

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

        Benefits, claims and settlement expenses increased $24.3 million, or 1%, to $2,457.7 million for the year ended December 31, 2003, from $2,433.4 million for the year ended December 31, 2002. Specialty benefits insurance benefits, claims and settlement expenses increased $20.0 million, primarily due to growth in the business; however, loss ratios generally improved over this period. Health insurance benefits, claims and settlement expenses increased $16.8 million primarily due to a reduction in ceded claims for group medical reinsurance related to a change in the accounting treatment of the contract and by increased claim costs per member. These increases were partially offset by a decrease in covered members.

        Dividends to policyholders decreased $6.0 million, or 2%, to $301.0 million for the year ended December 31, 2003, from $307.0 million for the year ended December 31, 2002. The decrease is primarily related to changes in the individual life insurance dividend scale and a decrease in the dividend interest crediting rates resulting from the declining interest rate environment.

        Operating expenses increased $40.6 million, or 5%, to $891.8 million for the year ended December 31, 2003, from $851.2 million for the year ended December 31, 2002. Specialty benefits insurance operating expenses increased $34.4 million due to increases in the loss adjustment expense, employee benefit cost, and non-deferrable expenses associated with growth in the business. Health insurance operating expenses increased $28.2 million, primarily due to increased employee benefit costs, accounting for a group medical reinsurance contract under the deposit method of accounting, and increased premium taxes. Partially offsetting these increases was a $22.0 million decrease in individual life insurance operating expenses primarily due to decreased DPAC amortization related to the implementation of new DPAC valuation models for the individual universal and variable universal life insurance and traditional life insurance businesses.

        Income taxes increased $0.5 million to $122.6 million for the year ended December 31, 2003, from $122.1 million for the year ended December 31, 2002. The effective income tax rate for the segment was 34% for the years ended December 31, 2003 and 2002. The effective income tax rates for the years ended December 31, 2003 and 2002, were lower than the corporate income tax rate of 35% primarily due to interest exclusion from taxable income.

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

        As a result of the foregoing factors and the inclusion of an other after-tax adjustment, net income increased $46.1 million, or 26%, to $224.6 million for the year ended December 31, 2003, from $178.5 million for the year ended December 31, 2002. The other after-tax adjustment for the year ended December 31, 2002, had a negative impact on net income of $4.6 million due to the cumulative effect of accounting change, a result of our implementation of SFAS 142.

Mortgage Banking Segment

        The following table presents certain summary financial data relating to the Mortgage Banking segment for the years indicated:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Operating Earnings Data:
Total operating revenues	$—	$—	$—
Total expenses	16.7	29.3	27.0

Pre-tax operating loss	(16.7)	(29.3)	(27.0)
Income tax benefits	(6.4)	(11.2)	(10.3)

Operating loss	(10.3)	(18.1)	(16.7)
Net realized/unrealized capital gains (losses), as adjusted	—	—	—
Other after-tax adjustments	122.3	61.3	159.6

U.S. GAAP Reported:
Net income	$112.0	$43.2	$142.9

        On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our Mortgage Banking segment, which includes Principal Residential Mortgage, Inc., is accounted for as a discontinued operation, under SFAS 144, and therefore the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows, and segment operating earnings for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

Corporate and Other Segment

  Corporate and Other Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate and Other segment for the years indicated:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Operating Earnings Data:
Operating Revenues(1):
Total operating revenues	$(23.0)	$26.8	$1.6
Expenses:
Total expenses	47.9	55.6	50.1

Pre-tax operating loss	(70.9)	(28.8)	(48.5)
Income tax benefits	(50.5)	(16.3)	(31.5)

Operating loss	(20.4)	(12.5)	(17.0)
Net realized/unrealized capital gains, as adjusted	26.4	44.6	44.2
Other after-tax adjustments	—	37.2	114.4

U.S. GAAP Reported:
Net income	$6.0	$69.3	$141.6

(1)
Excludes net realized/unrealized capital gains (losses).

  Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Total operating revenues decreased $49.8 million to negative $23.0 million for the year ended December 31, 2004, from a positive $26.8 million for the year ended December 31, 2003. Net investment income decreased $50.2 million largely due to a decrease in average annualized investment yields for the segment and unusually high mortgage prepayment income in the prior year. Contributing to the decline in yields is the increase in investment expenses related to the acquisition of a significant variable interest in a coal-based synthetic fuel production facility in June 2004. The increase in investment expense from this investment is more than offset by a decrease in income taxes due to tax credits generated from the fuel production. In addition, the decrease in total revenues was partially due to a $8.2 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses. Partially offsetting the decrease in total revenue was an increase of $11.1 million in fee revenue for transitional services that are provided to CitiMortgage, Inc. on a temporary basis related to the sale of Principal Residential Mortgage, Inc., which is mostly offset by a corresponding change in total expense.

        Total expenses decreased $7.7 million, or 14%, to $47.9 million for the year ended December 31, 2004, from $55.6 million for the year ended December 31, 2003. The decrease in total expenses was largely due to a $19.3 million decrease in interest expense related to the reduction in corporate debt. Inter-segment eliminations included in this segment increased $8.2 million, resulting in a decrease in total expenses. The decrease in total expenses was offset by an increase of $10.8 million for transitional services that are provided to CitiMortgage, Inc. on a temporary basis related to the sale of Principal Residential Mortgage, Inc., which is mostly offset in total revenue. In addition, the decrease in total expenses was offset by an increase of $7.2 million related to a prepayment penalty recognized in 2004 on redemption of our surplus notes due 2024.

        Income tax benefits increased $34.2 million to $50.5 million for the year ended December 31, 2004, from $16.3 million for the year ended December 31, 2003. The increase was primarily due to tax credits on our investment in a synthetic fuel production facility as well as an increase in pre-tax operating loss.

        As a result of the foregoing factors, operating loss increased $7.9 million, or 63%, to $20.4 million for the year ended December 31, 2004, from $12.5 million for the year ended December 31, 2003.

        Net realized/unrealized capital gains, as adjusted, decreased $18.2 million, or 41%, to $26.4 million for the year ended December 31, 2004, from $44.6 million for the year ended December 31, 2003. The decrease was primarily due to less mark to market gains on certain seed money investments and the impact of foreign currency transactions gains and losses. These losses were partially offset by gains on sales of invested assets in 2004 and fewer other than temporary declines in the value of certain fixed maturity securities.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income decreased $63.3 million, or 91%, to $6.0 million for the year ended December 31, 2004, from $69.3 million for the year ended December 31, 2003. For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $37.2 million related to: (1) a decrease in income tax reserves established for contested IRS tax audit matters ($28.9 million) and (2) the cumulative effect of accounting change, a result of our implementation of FIN 46 ($8.3 million).

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Total operating revenues increased $25.2 million to $26.8 million for the year ended December 31, 2003, from $1.6 million for the year ended December 31, 2002. Net investment income increased $17.6 million, reflecting an increase in average invested assets and cash as well as higher average annualized investment yields for the segment. The higher investment yields were primarily driven by the occurrence of unusually high earnings and mortgage prepayment income associated with the sale of certain minority held real estate assets in the current year. The increase in total revenues was also partially due to a $3.1 million decrease in inter-segment eliminations included in this segment, which was primarily offset by a corresponding change in total expenses.

        Total expenses increased $5.5 million, or 11%, to $55.6 million for the year ended December 31, 2003, from $50.1 million for the year ended December 31, 2002. An increase of $6.2 million related to interest expense on the 144A debt, largely due to the termination of the hedges that were in place in 2002. An increase of $3.7 million related to an increase in costs associated with operating as a public company. In addition, interest expense also increased $3.2 million, primarily due to interest related to federal income tax audit activities. Inter-segment eliminations included in this segment decreased $3.1 million, resulting in an increase in total expenses. The increases were largely offset by a decrease of $15.0 million related to corporate initiatives funded by this segment.

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

        Net realized/unrealized capital gains, as adjusted, increased $0.4 million, or 1%, to $44.6 million for the year ended December 31, 2003, from $44.2 million for the year ended December 31, 2002. Gains on the mark to market of certain seed money investments, reduced losses on sales of invested assets, and the impact of foreign currency transaction gains in 2003 were substantially offset by lower gains due to the sale of our investment in Coventry in February 2002.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income decreased $72.3 million, or 51%, to $69.3 million for the year ended December 31, 2003, from $141.6 million for the year ended December 31, 2002. For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $37.2 million related to: (1) a decrease in income tax reserves established for contested IRS tax audit matters ($28.9 million) and (2) the cumulative effect of accounting change, a result of our implementation of FIN 46 ($8.3 million). For the year ended December 31, 2002, net income included the positive effect of other after-tax adjustments totaling $114.4 million related to: (1) the positive effect of the settlement of an IRS audit issue ($138.0 million) and (2) the negative effects of (a) an increase in our loss contingency reserve for sales practices litigation ($21.6 million) and (b) expenses related to our demutualization ($2.0 million).

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

  •
  10% of Principal Life's statutory policyholder surplus as of the previous year-end; or

  •
  the statutory net gain from operations from the previous calendar year.

        Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2004 statutory results, Principal Life could pay approximately $591.1 million in stockholder dividends in 2005 without exceeding the statutory limitation. Principal Life was able to pay approximately $701.2 million in statutory dividends in 2004 based on its 2003 statutory financial results without being subject to the restrictions on payment of extraordinary stockholder dividends.

        On May 19, 2004, Principal Life declared a dividend of up to $1.2 billion. Total ordinary stockholder dividends paid by Principal Life to its parent company in 2004 were $494.0 million. In March 2004, Principal Life redeemed $200.0 million of its surplus notes at a cost of $207.2 million. Principal Life and the Commissioner have agreed that this $207.2 million will be applied against Principal Life's 2004 ordinary dividend capacity. Principal Life requested and received permission from the Commissioner to pay an extraordinary dividend in the amount of $700.0 million, of which $630.0 million was paid as of December 31, 2004. Principal Life did not pay a dividend in 2003.

        Another source of liquidity is issuance of our common stock. Proceeds from the issuance of our common stock were $41.2 million and $18.3 million in 2004 and 2003, respectively.

        In 2004, we paid $166.5 million in dividends to stockholders. We paid a dividend of $0.55 per share on December 17, 2004, to stockholders of record as of November 12, 2004. In 2003, we paid $145.3 million, or $0.45 per share, in dividends to stockholders.

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

        Our Board of Directors authorized a repurchase program of up to $700.0 million of our outstanding common stock in May 2004, a repurchase program of up to $300.0 million of our outstanding common stock in May 2003 and a repurchase program of up to $300.0 million of our outstanding common stock in November 2002. We acquired 21.7 million and 15.0 million shares in the open market at an aggregate cost of $772.0 million and $453.0 million during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, $75.0 million remains available for additional repurchases under the May 2004 share repurchase authorization.

        Sources of liquidity also include facilities for short-term and long-term borrowing as needed, arranged through our intermediate holding company, Principal Financial Services Inc. ("PFSI"), and its subsidiaries. See "Contractual Obligations and Commercial Commitments" below.

        Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and retirement of existing debt and equity. In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission, which became effective on June 30, 2004. The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc ("PFG") and trust preferred securities of three subsidiary trusts. If we issue securities, we intend to use the proceeds from the sale of the securities offered by this prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. PFSI unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement. As of December 31, 2004, no amounts have been issued under our shelf registration.

  Principal Life

        Historically, the primary cash flow sources for Principal Life have been premiums from life and health insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments, proceeds from the sales or maturity of investments, long-term debt and short-term borrowings. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payment of dividends to parent, and payments relating to policy and contract surrenders, withdrawals, policy loans, interest expense and repayment of short-term borrowings and long-term debt.

        Principal Life maintains investment strategies generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer lives, such as life insurance and full-service payout pension products, are matched with assets having similar estimated lives such as mortgage loans, long-term bonds and private placement bonds. Shorter-term liabilities are matched with investments such as short and medium-term fixed maturities. In addition, highly liquid, high quality short-term investments are held to fund anticipated operating expenses, surrenders, withdrawals and development and maintenance expenses associated with new products and technologies. Our privately placed fixed maturity securities, commercial mortgage loans and real estate investments are generally less liquid than our publicly traded fixed maturity securities. As of December 31, 2004 and 2003, these asset classes represented approximately 42% of the value of our consolidated invested assets. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk-Interest Rate Risk" for a discussion of duration matching.

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

        Principal Life takes into account asset-liability management considerations in the product development and design process. Contract terms of 98% and 97% of Principal Life's universal and variable universal life insurance products as of December 31, 2004 and 2003, respectively, include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals; limit the circumstances under which withdrawals are permitted; or assess a surrender charge or market value adjustment relating to the underlying assets. The market value adjustment feature in Principal Life's fixed annuity products adjusts the surrender value of a contract in the event of surrender prior to the end of the contract period to protect Principal Life against losses due to higher interest rates at the time of surrender.

        Our GICs and funding agreements contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements.

        The following table presents U.S. GAAP reserves for guaranteed investment contracts and funding agreements by withdrawal provisions as of December 31, 2004 and 2003:

	As of December 31,
	2004	2003
	(in millions)
Book Value Out(1)
Surrenderable:
Book value out without surrender charge	$5.2	$8.1
Book value out with surrender charge	1,701.8	1,355.1

Total surrenderable	1,707.0	1,363.2

Total book value out	1,707.0	1,363.2
Market Value Out(2)
Less than 30 days' notice	0.7	—
30 to 89 days' notice	25.3	63.2
90 to 180 days' notice	315.3	559.2
More than 180 days' notice	3,926.3	4,349.3
No active surrender provision	250.9	147.7

Total market value out	4,518.5	5,119.4
Not puttable or surrenderable	17,844.1	15,721.9

Total GICs and funding agreements	$24,069.6	$22,204.5

(1)
Book Value Out: The amount equal to the sum of deposits less withdrawals with interest accrued at the contractual interest rate.

(2)
Market Value Out: The amount equal to the book value out plus a market value adjustment to adjust for changes in interest rates.

  International Asset Management and Accumulation Operations

        Our Brazilian, Chilean and Mexican operations produced positive cash flow from operations for the years ended December 31, 2004, 2003 and 2002. Our Indian operations produced positive cash flow from operations for the years ended December 31, 2004 and 2003. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations have required infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources. Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we are considering potential repatriation of a portion of the capital from certain countries in 2005.

  Sources and Uses of Cash of Consolidated Operations

        Net cash provided by operating activities was $2,255.9 million, $3,063.9 million and $3,898.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in cash provided by our continuing operations in 2004 as compared to 2003 is primarily due to a decrease in mortgage escrow balances held in our banking operations that were closed out by the purchaser (or acquirer) as a result of the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc., as well as an increase in the net acquisition of mortgage loans. These decreases were partially offset by the settlement of intercompany arrangements received as a result of the sale of Principal Residential Mortgage, Inc. The decrease in cash provided in 2003 compared to 2002 is due to an increase in cash paid for operating expenses as well as intercompany borrowings between our corporate segment and a discontinued segment. These intercompany borrowings were settled on July 1, 2004, in addition to the settlement of all other intercompany arrangements and sales proceeds received as a result of the sale of Principal Residential Mortgage, Inc. to CitiMortgage Inc.

        Net cash used in investing activities was $3,178.7 million, $3,559.1 million and $3,005.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in cash used in 2004 for investing activities compared to 2003 is due to cash received from the sale of subsidiaries, including the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc., in addition to an increase in net sales of mortgage loans and real estate. Offsetting these was an increase in the net acquisition of available-for-sale securities over the prior year. The increase in cash used in 2003 compared to 2002 is due to the sale in 2002 of substantially all of BT Financial Group as well as the sale of our shares of

Coventry Stock. Also contributing to the increase in cash usage in 2003 was an increase in mortgage loan acquisition activity. Offsetting was an increase in net cash received from available for sale securities activity.

        Net cash provided by financing activities was $182.8 million and $959.9 million for the years ended December 31, 2004 and 2003, respectively. Net cash used by financing activities was $721.2 million for the year ended December 31, 2002. The decrease in cash provided by financing activities in 2004 compared to 2003 was primarily due to an increase in debt payments in current year, an increase in the cash paid for the repurchase of shares of our common stock, as well as a decrease in bank deposits. This was partially offset by an increase in investment contract deposits, net of withdrawals. The increase in cash provided by financing activities in 2003 compared to 2002 is primarily due to an increase in investment contract deposits, net of withdrawals, an increase in bank deposits as well as a reduced amount of cash paid for the repurchase of shares of our common stock, compared to the prior year.

        On October 22, 2004, the American Jobs Creation Act of 2004 ("the "Act") was signed into law. The Act includes a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries. A company may elect to apply this provision to qualifying earnings that are repatriated in its 2005 tax year. We have begun an evaluation of the effects of this repatriation provision; however, we do not expect to be able to complete our evaluation until Congress, the Treasury Department and the Internal Revenue Service provide additional clarifying language and/or guidance on certain key elements of the provision. Whether we will ultimately elect to utilize this repatriation provision depends on a number of factors including review of this related guidance. We expect to complete our review and analysis of the effects of the repatriation provision within a reasonable period of time following issuance of the future clarifying language and/or guidance. The range of possible amounts that we are considering for repatriation under this provision is between zero and approximately $54 million. Taking into consideration our current accrual, which does not apply the provisions of the Act, the related potential range of income tax effects of such repatriation under the Act is between zero and a benefit of approximately $1.7 million.

        The Internal Revenue Service (the "Service") completed the examination for 1999 - 2000 on December 29, 2004, and issued a notice of deficiency. We paid the deficiency (approximately $444.0 million, including interest) in January 2005 and plan to file claims for refund relating to the disputed adjustments. The majority of the deficiency is attributable to the disallowance of carry-backs of capital losses, net operating losses and foreign tax credits arising in years after 2001; we expect the Service to allow the carry-backs upon completion of the audit of the returns for the years in which the losses and credits arose. The remainder of the deficiency is attributable to both contested issues and adjustments that we have accepted. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues.    Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2000 to have a material impact on our net income. In order to make the January 2005 payment, we utilized some of our short-term debt capacity as a funding source. Short-term debt capacity and available cash will provide sufficient liquidity for our operations until the longer-term funding strategy is finalized during the first quarter of 2005. While the amount representing the disallowed carry-backs should be refunded within the next year, final settlement on the contested issues could take several years while legal remedies are pursued.

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

  Ratio of Earnings to Fixed Charges

        The ratio of earnings to fixed charges is a measure of our ability to cover fixed costs with current period earnings. A high ratio indicates that earnings are sufficiently covering committed expenses. The following table sets forth, for the years indicated, our ratios of:

  •
  earnings to fixed charges before interest credited on investment products; and

  •
  earnings to fixed charges.

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

	For the year ended December 31,
	2004	2003	2002	2001	2000
Ratio of earnings to fixed charges before interest credited on investment products	10.3	8.3	4.5	3.2	6.5
Ratio of earnings to fixed charges	2.0	2.0	1.4	1.3	1.8

  Contractual Obligations and Commercial Commitments

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2004:

		Payments due in year ending
Contractual Obligations(1)	Outstanding at December 31, 2004	2005	2006- 2007	2008- 2009	2010 and Thereafter	Indeterminate Maturity
	(in millions)
Balance Sheet:
GICs and funding agreements(2)	$32,183.3	$6,008.9	$8,292.0	$4,842.0	$9,502.3	$3,538.1
Future policy benefits and claims (3)	16,042.6	—	—	—	—	16,042.6
Long-term debt(4)	843.5	46.1	151.9	540.6	104.9	—
Separate account liabilities(5)	51,507.9	—	—	—	—	51,507.9
Certificates of deposit	716.6	337.1	128.0	251.5	—	—
Other long-term liabilities(6)	548.8	—	—	—	189.7	359.1
Off Balance Sheet:
Long-term debt interest	548.7	64.8	122.6	84.0	277.3	—
Operating leases(7)	175.6	48.2	68.5	31.4	27.5	—
Purchase obligations(8)	125.5	84.9	37.7	2.9	—	—

Total contractual obligations	$102,692.9	$6,590.0	$8,800.7	$5,752.4	$10,101.7	$71,447.7

(1)
Excludes short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Also excludes obligations under our pension and other postretirement benefit plans as benefit payments will be made under a funded plan and will not require company contributions or payments within a five-year period.

(2)
Includes GICs, funding agreements (described below), individual fixed annuities, universal life insurance, and other investment-type contracts.

          Our guaranteed investment contracts and funding agreements contain provisions limiting early surrenders, which typically include penalties for early surrenders and minimum notice requirements.

          Funding agreements include those issued directly to nonqualified institutional investors, as well as to three separate programs where the funding agreements are issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

          We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2004 and 2003, $3,867.0 million and $3,618.7 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program.

          In addition, we are authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. As of December 31, 2004 and 2003, $5,462.3 million and $5,613.4 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given the March, 2004 establishment of the SEC-registered program described in the next paragraph.

          We are authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. Under this program, both the notes and the supporting funding agreements are registered with the U.S. Securities and Exchange Commission. As of December 31, 2004, $1,831.5 million of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other two funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by Principal Financial Group, Inc.

          The GICs and funding agreements line item includes a value for indeterminate maturity. This amount represents our universal life insurance products and other investment-type contracts, as the payments of these liabilities is dependent upon either a customer decision to withdraw funds or death, the payment date is indeterminate.

(3)
Future policy benefits and claims reflect liabilities such as expected death claims, medical claims and disability claims. In general, this line item represents the company's expected obligation on products that have insurance risk. Due to nature of these liabilities, maturity is event dependent and therefore, these have been classified as indeterminate maturity.

(4)
The following are included in long-term debt:

          On August 25, 1999, Principal Financial Group (Australia) Holdings Pty. Limited, a wholly owned indirect subsidiary, issued $665.0 million of unsecured redeemable long-term debt. Of this amount, $200.0 million of 7.95% notes matured on August 15, 2004, with the remaining $465.0 million in 8.2% notes due August 15, 2009. On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty. Limited were assumed by its parent, Principal Financial Services, Inc.

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

          Long-term debt also includes $280.1 million of mortgages and other notes payable related to real estate developments. We, including certain subsidiaries, had $125.0 million in credit facilities with various financial institutions, in addition to obtaining loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2004, range from $0.4 million to $98.7 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding principal balances as of December 31, 2003, range from $0.4 million to $99.9 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $298.7 million and $322.1 million as of December 31, 2004 and 2003, respectively.

(5)
Separate account liabilities represent the fair market value of funds that are separately administered by the Company. Generally, the separate account contract owner, rather than the Company, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the Separate Accounts are not reflected in the consolidated statement of operations. As the payment of these liabilities is dependent on a customer decision to withdraw funds, the payment date is indeterminate.

(6)
Other long-term liabilities include other balance sheet liabilities that are contractual, non-cancelable and long-term in nature. Payment of certain liabilities is event driven and the payment date is indeterminate. This line item excludes accruals and short-term items in the amount of $1,984.9 million.

(7)
As a lessee, we lease office space, data processing equipment and office furniture and equipment under various operating leases.

(8)
Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services.

  Contractual Commitments

        In connection with our banking business, we make commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $146.5 million as of December 31, 2004.

  Short-Term Debt

        The components of short-term debt as of December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003
	(in millions)
Commercial paper	$75.0	$399.8
Other recourse short-term debt	56.4	27.0
Non-recourse short-term debt	150.3	276.0

Total short-term debt	$281.7	$702.8

        As of December 31, 2004, we had credit facilities with various financial institutions in an aggregate amount of $1.1 billion. As of December 31, 2004 and 2003, we had $281.7 million and $702.8 million of outstanding borrowings related to our credit facilities, with $221.3 million and $333.3 million of assets pledged as support, respectively. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2004.

        The weighted-average interest rates on short-term borrowings as of December 31, 2004 and 2003, were 2.7% and 1.6%, respectively.

  Off-Balance Sheet Arrangements

        We have relationships with various types of special purpose entities and other entities where we have a variable interest. We do not have a direct or contingent obligation related to our unconsolidated variable interest entities.

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

  Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of December 31, 2004, was approximately $210.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

        In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac, for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $195.0 million as of December 31, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. Such judicial relief has been granted to BT Financial Group and Westpac with regard to the vast majority of affected investors. As a result, we do not believe that this matter will result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

        On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group. Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004. The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $40.0 million) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $35.0 million) related to fund pricing and accounting issues around a tax asset called future income tax benefit ("FITB"). FITB is an asset used in calculating unit pricing of funds. Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated. We intend to vigorously defend against these claims. Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

        We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group, Principal Residential Mortgage, Inc., and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. The fair value of such indemnifications issued after January 1, 2003, was determined to be insignificant.

Investments

        We had total consolidated assets as of December 31, 2004, of $113.8 billion, of which $56.9 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $54.4 billion were held by our U.S. operations and the remaining $2.5 billion were held by our International Asset Management and Accumulation segment. On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. The invested assets and cash held prior to July 1, 2004 have been reclassified to assets from discontinued operations on the consolidated statements of financial position.

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

  •
  credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

  •
  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves; and

  •
  equity risk, relating to adverse fluctuations in a particular common stock.

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our board of directors, is responsible for establishing all investment policies and reviewing and approving all investments. As of December 31, 2004, there are ten members on the Investment Committee, one of whom is a member of our board of directors. The remaining members are senior management members representing various areas of our company.

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

        Our Fixed Income Securities Committee, consisting of fixed income securities senior management members, approves the credit rating for the fixed maturity securities we purchase. Teams of security analysts organized by industry focus either on the public or private markets and analyze and monitor these investments. In addition, we have teams who specialize in residential mortgage-backed securities, commercial mortgage-backed securities, asset-backed securities, and public below investment grade securities. We establish a credit reviewed list of approved public issuers to provide an efficient way for our portfolio managers to purchase liquid bonds for which credit review has already been completed. Issuers remain on the list for one year unless removed by our analysts. Our analysts monitor issuers on the list on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer.

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

        Our Fixed Income Securities Committee also reviews private transactions on a continuous basis to assess the quality ratings of our privately placed investments. We regularly review our investments to determine whether we should re-rate them, employing the following criteria:

  •
  material declines in the issuer's revenues or margins;

  •
  significant management or organizational changes;

  •
  significant uncertainty regarding the issuer's industry;

  •
  debt service coverage or cash flow ratios that fall below industry-specific thresholds;

  •
  violation of financial covenants; and

  •
  other business factors that relate to the issuer.

        A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 66% and the debt service coverage ratio at loan inception was 2.3 times as of December 31, 2004.

        We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of December 31, 2004.

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

Overall Composition of U.S. Invested Assets

        U.S. invested assets as of December 31, 2004, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	December 31, 2004		December 31, 2003
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$26,477.1	49%	$24,785.0	48%
Private	12,749.6	23	11,343.0	22
Equity securities	725.9	1	657.4	1
Mortgage loans
Commercial	10,224.7	19	9,630.4	19
Residential	1,104.0	2	1,288.1	3
Real estate held for sale	136.1	—	513.0	1
Real estate held for investment	885.1	2	1,003.6	2
Policy loans	814.5	2	804.1	2
Other investments	1,339.7	2	1,198.8	2

Total invested assets	54,456.7	100%	51,223.4	100%

Cash and cash equivalents	369.5		1,121.1

Total invested assets and cash	$54,826.2		$52,344.5

U.S. Investment Results

        The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.7% for the year ended December 31, 2004, compared to 6.2% for the year ended December 31, 2003. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the year ended December 31,
	2004		2003
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.8%	$2,196.4	6.3%	$2,173.4
Equity securities	6.8	46.9	8.9	45.4
Mortgage loans — Commercial	6.9	680.7	7.6	722.9
Mortgage loans — Residential	4.2	49.9	3.8	42.9
Real estate	6.7	85.1	6.7	91.0
Policy loans	6.3	51.1	6.7	54.5
Cash and cash equivalents	3.5	25.9	2.3	20.5
Other investments	2.2	27.4	5.1	57.2

Total before investment expenses	5.9	3,163.4	6.4	3,207.8
Investment expenses	0.2	128.4	0.2	111.8

Net investment income	5.7%	$3,035.0	6.2%	$3,096.0

  Fixed Maturity Securities

        Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 72% of total U.S. invested assets as of December 31, 2004 and 70% as of December 31, 2003. The fixed maturity securities portfolio was comprised, based on carrying amount, of 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of December 31, 2004 and 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2003. Included in the privately placed category as of December 31, 2004, and December 31, 2003, were $5.8 billion and $4.3 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of December 31, 2004, and December 31, 2003, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	December 31, 2004		December 31, 2003
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$274.2	1%	$610.9	2%
States and political subdivisions	947.0	2	537.0	1
Non-U.S. governments	490.3	1	422.4	1
Corporate — public	19,572.4	50	18,033.4	50
Corporate — private	10,549.4	27	9,693.1	27
Residential pass-through securities	1,536.2	4	2,070.3	6
Commercial mortgage-backed securities	3,472.7	9	2,917.4	8
Residential collateralized mortgage obligations	652.4	2	294.6	1
Asset-backed securities	1,732.1	4	1,548.9	4

Total fixed maturities	$39,226.7	100%	$36,128.0	100%

        We held $7,393.4 million of mortgage-backed and asset-backed securities as of December 31, 2004, and $6,831.2 million as of December 31, 2003.

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

        The international exposure in our U.S. fixed maturity securities totaled $5,924.4 million, or 15% of total fixed maturity securities, as of December 31, 2004, comprised of corporate and foreign government fixed maturity securities. Of the $5,924.4 million as of December 31, 2004, investments totaled $1,473.3 million in the United Kingdom, $1,587.3 million in the continental European Union, $709.3 million in Asia, $495.8 million in South America, $482.7 million in Australia and $10.4 million in Japan. The remaining $1,165.6 million is invested in 15 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets.

Exposure to Canada is not included in our international exposure. As of December 31, 2004, our investments in Canada totaled $1,376.8 million.

        The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of December 31, 2004, and December 31, 2003.

December 31, 2004
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$446.2
Bank of America Corp.(3)	419.6
American International Group Inc.(3)	394.8
MBIA Inc.(2)	380.2
JP Morgan Chase & Co.(3)	321.2
General Electric Co	313.4
Royal Bank of Scotland Group PLC(3)	296.6
Goldman Sachs Group Inc.(3)	285.5
Citigroup Inc.(3)	280.9
Verizon Communications Inc.	261.5

Total Top Ten Exposures	$3,399.9

(1)
Includes a $238.3 million investment classified as an equity security for U.S. GAAP. The investment issuer engages in managing investment grade third party bond investments and HSBC paper. All non-HSBC paper has the ultimate benefit of price support protection provided by HSBC Bank, PLC. Since Principal Life Insurance Company has the senior priority in the issuer, we believe many third party bonds could be liquidated to satisfy our claim. While we calculate our exposure on a gross basis, the value we attribute to the underlying collateral is $125 million.

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

December 31, 2003
Amortized Cost
(in millions)
HSBC Holdings PLC(1)(3)	$518.7
MBIA Inc.(2)	380.6
American International Group Inc.(3)	363.1
Citigroup Inc.(3)	292.2
Bank of America Corp.(3)	265.6
Royal Bank of Scotland Group PLC(3)	263.3
Verizon Communications Inc.	261.9
General Electric Co.	249.1
Morgan Stanley(3)	228.8
Bear Stearns Co.	223.9

Total Top Ten Exposures	$3,047.2

(1)
Includes a $238.3 million investment classified as an equity security for U.S. GAAP. The investment issuer engages in managing investment grade third party bond investments and HSBC paper. All non-HSBC paper has the ultimate benefit of price support protection provided by HSBC Bank, PLC. Since Principal Life Insurance Company has senior priority in the issuer, we believe many third party bonds could be liquidated to satisfy our claim. While we calculate our exposure on a gross basis, the value we attribute to the underlying collateral is $125 million.

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

        Our top ten exposures were rated an "A" equivalent or better by the rating agencies as of December 31, 2004 and December 31, 2003. As of December 31, 2004 and December 31, 2003, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

        The Securities Valuation Office ("SVO") of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of December 31, 2004, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

        We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor's annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor's. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was 0.53 times compared to the Standard & Poor's drift ratio of 0.90 times, as of December 31, 2004.

        The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of December 31, 2004, and December 31, 2003, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality

		December 31, 2004			December 31, 2003
NAIC Rating(1)	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$19,807.0	$20,979.9	54%	$17,299.2	$18,415.1	51%
2	Baa	14,939.9	16,012.2	41	13,579.3	14,657.1	41
3	Ba	1,555.9	1,698.7	4	1,998.0	2,123.1	6
4	B	323.4	332.3	1	517.4	514.5	1
5	Caa and lower	42.2	44.2	—	230.9	225.4	1
6	In or near default	160.2	159.4	—	220.7	192.8	—

	Total fixed maturities	$36,828.6	$39,226.7	100%	$33,845.5	$36,128.0	100%

(1)
Includes 129 securities with an amortized cost of $1,016.7 million, gross gains of $55.0 million, gross losses of $2.6 million and a carrying amount of $1,069.1 million as of December 31, 2004, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of December 31, 2004, we had invested 1.9% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

        The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of December 31, 2004, and December 31, 2003.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	December 31, 2004		December 31, 2003
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,644.0	12%	$3,041.9	11%
Finance — Insurance	2,604.0	9	1,718.1	6
Finance — Other	3,838.0	13	3,337.5	12
Industrial — Consumer	975.0	3	879.4	3
Industrial — Energy	2,755.8	9	2,779.5	10
Industrial — Manufacturing	5,594.0	19	5,729.6	21
Industrial — Other	135.1	1	158.7	1
Industrial — Service	4,623.2	15	4,503.0	16
Industrial — Transport	934.0	3	967.8	4
Utility — Electric	3,052.4	10	2,751.2	10
Utility — Other	56.3	—	67.4	—
Utility — Telecom	1,910.0	6	1,792.4	6

Total	$30,121.8	100%	$27,726.5	100%

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

        We have a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

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

        The net realized losses relating to other than temporary credit impairments of fixed maturity securities were $44.8 million for the year ended December 31, 2004. Following is a summary of our material impairments taken for the year ended December 31, 2004:

  •
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

  •
  $8.8 million on private fixed maturity securities of a Chilean conglomerate. The company is in payment default, with lenders currently exercising legal remedies for enforcement in Chile. These impairments are based on estimated recovery values for the private securities.

  •
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

  •
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

        For the year ended December 31, 2004, we realized $28.0 million of losses upon disposal of bonds excluding hedging adjustments. Included in this $28.0 million is $18.9 million related to sales of twenty-three credit impaired names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer's creditworthiness, when a change in regulatory requirements modifies what constitutes a permissable investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

        The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of December 31, 2004, and December 31, 2003.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,467.0	$183.6	$6.6	$3,644.0
Finance — Insurance	2,497.1	115.6	8.7	2,604.0
Finance — Other	3,648.0	199.2	9.2	3,838.0
Industrial — Consumer	916.1	60.7	1.8	975.0
Industrial — Energy	2,504.9	259.4	8.5	2,755.8
Industrial — Manufacturing	5,233.4	367.1	6.5	5,594.0
Industrial — Other	127.4	7.9	0.2	135.1
Industrial — Service	4,289.9	339.0	5.7	4,623.2
Industrial — Transport	871.2	73.3	10.5	934.0
Utility — Electric	2,852.6	203.0	3.2	3,052.4
Utility — Other	48.9	7.4	—	56.3
Utility — Telecom	1,742.5	170.3	2.8	1,910.0

Total corporate securities	28,199.0	1,986.5	63.7	30,121.8
U.S. Government and agencies	268.6	6.3	0.7	274.2
States and political subdivisions	894.1	53.6	0.7	947.0
Non-U.S. governments	428.4	61.9	—	490.3
Mortgage-backed and other asset-backed securities	6,952.6	371.3	23.5	7,300.4

Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Carrying Amount
	(in millions)
Finance — Bank	$2,870.2	$183.3	$11.6	$3,041.9
Finance — Insurance	1,635.1	95.3	12.3	1,718.1
Finance — Other	3,142.7	205.2	10.4	3,337.5
Industrial — Consumer	848.5	56.8	25.9	879.4
Industrial — Energy	2,546.0	245.2	11.7	2,779.5
Industrial — Manufacturing	5,363.5	382.0	15.9	5,729.6
Industrial — Other	147.9	11.1	0.3	158.7
Industrial — Service	4,153.6	355.2	5.8	4,503.0
Industrial — Transport	914.2	74.6	21.0	967.8
Utility — Electric	2,581.4	179.1	9.3	2,751.2
Utility — Other	61.4	6.8	0.8	67.4
Utility — Telecom	1,623.2	170.5	1.3	1,792.4

Total corporate securities	25,887.7	1,965.1	126.3	27,726.5
U.S. Government and agencies	599.0	12.9	1.0	610.9
States and political subdivisions	498.7	40.5	2.2	537.0
Non-U.S. governments	358.2	64.2	—	422.4
Mortgage-backed and other asset-backed securities	6,406.9	343.5	22.1	6,728.3

Total fixed maturity securities, available-for-sale	$33,750.5	$2,426.2	$151.6	$36,025.1

(1)
Included in the $151.6 million in unrealized losses is $24.8 million that relates to fixed maturity securities that are part of fair value hedging relationships and which have been recognized in net income versus other comprehensive income.

        The total unrealized losses on our fixed maturity securities available-for-sale were $88.6 million and $151.6 million as of December 31, 2004 and December 31, 2003, respectively. Of the $88.6 million in gross unrealized losses as of December 31, 2004, there were $3.8 million in losses attributed to securities scheduled to mature in one year or less, $20.5 million is attributed to securities scheduled to mature between one to five years, $16.6 million is attributed to securities scheduled to mature between five to ten years, $24.2 million is attributed to securities scheduled to mature after ten years, and $23.5 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of December 31, 2004 were concentrated primarily in the Mortgage-backed and other asset-backed securities and Industrial — Transportation sectors. The gross unrealized losses as of December 31, 2003 were concentrated primarily in the Industrial — Consumer, Mortgage-backed and other asset-backed securities, Industrial — Transportation, and Industrial — Manufacturing sectors.

        The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of December 31, 2004, and December 31, 2003.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$23,634.9	$1,553.5	$36.8	$25,151.6
Private	11,026.1	753.2	31.8	11,747.5
Below Investment Grade:
Public	1,239.2	93.1	6.7	1,325.6
Private	842.5	79.8	13.3	909.0

Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$21,733.3	$1,590.6	$36.1	$23,287.8
Private	9,050.2	671.7	40.3	9,681.6
Below Investment Grade:
Public	1,407.6	102.1	12.4	1,497.3
Private	1,559.4	61.8	62.8	1,558.4

Total fixed maturity securities, available-for-sale	$33,750.5	$2,426.2	$151.6	$36,025.1

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2004
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$1,608.3	$9.4	$620.5	$4.7	$2,228.8	$14.1
Greater than three to six months	298.1	3.6	630.2	8.2	928.3	11.8
Greater than six to nine months	869.6	13.1	421.6	6.1	1,291.2	19.2
Greater than nine to twelve months	225.1	3.8	107.1	2.7	332.2	6.5
Greater than twelve to twenty-four months	232.0	6.3	282.8	10.1	514.8	16.4
Greater than twenty-four to thirty-six months	—	—	—	—	—	—
Greater than thirty-six months	5.3	0.6	—	—	5.3	0.6

Total fixed maturities, available-for-sale	$3,238.4	$36.8	$2,062.2	$31.8	$5,300.6	$68.6

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2003
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$1,157.2	$7.2	$574.6	$14.2	$1,731.8	$21.4
Greater than three to six months	794.3	10.6	464.4	14.9	1,258.7	25.5
Greater than six to nine months	417.7	13.4	209.2	8.5	626.9	21.9
Greater than nine to twelve months	50.8	1.5	5.1	0.3	55.9	1.8
Greater than twelve to twenty-four months	—	—	19.1	2.1	19.1	2.1
Greater than twenty-four to thirty-six months	21.0	2.4	—	—	21.0	2.4
Greater than thirty-six months	25.1	1.0	27.3	0.3	52.4	1.3

Total fixed maturities, available-for-sale	$2,466.1	$36.1	$1,299.7	$40.3	$3,765.8	$76.4

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2004
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$3.4	$1.5	$50.4	$2.8	$53.8	$4.3
Greater than three to six months	—	—	0.9	0.1	0.9	0.1
Greater than six to nine months	16.6	0.3	—	—	16.6	0.3
Greater than nine to twelve months	39.4	0.6	—	—	39.4	0.6
Greater than twelve to twenty-four months	—	—	6.2	1.0	6.2	1.0
Greater than twenty-four to thirty-six months	2.4	0.1	34.7	2.8	37.1	2.9
Greater than thirty-six months	44.4	4.1	55.9	6.7	100.3	10.8

Total fixed maturities, available-for-sale	$106.2	$6.6	$148.1	$13.4	$254.3	$20.0

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2003
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$41.1	$0.6	$67.9	$28.8	$109.0	$29.4
Greater than three to six months	5.3	0.8	40.4	6.0	45.7	6.8
Greater than six to nine months	3.5	0.1	24.1	0.1	27.6	0.2
Greater than nine to twelve months	—	—	0.8	0.1	0.8	0.1
Greater than twelve to twenty-four months	26.9	0.8	68.6	9.1	95.5	9.9
Greater than twenty-four to thirty-six months	64.2	8.8	62.6	8.2	126.8	17.0
Greater than thirty-six months	9.1	1.3	78.6	10.5	87.7	11.8

Total fixed maturities, available-for-sale	$150.1	$12.4	$343.0	$62.8	$493.1	$75.2

        Of total gross unrealized losses as of December 31, 2004 and December 31, 2003, $68.6 million and $76.4 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $20.0 million and $75.2 million as of December 31, 2004 and December 31, 2003, respectively.

        The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of December 31, 2004, and December 31, 2003.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2004
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$3.5	$2.7	$6.1	$1.5	$9.6	$4.2
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	2.0	0.9	—	—	2.0	0.9

Total fixed maturity securities, available-for-sale	$5.5	$3.6	$6.1	$1.5	$11.6	$5.1

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

	December 31, 2003
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$30.9	$34.6	$—	$—	$30.9	$34.6
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	0.5	0.1	—	—	0.5	0.1
Greater than twelve months	3.6	1.5	7.7	2.2	11.3	3.7

Total fixed maturity securities, available-for-sale	$35.0	$36.2	$7.7	$2.2	$42.7	$38.4

        Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $5.1 million as of December 31, 2004 and $38.4 million as of December 31, 2003. The gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" were $3.6 million and $36.2 million as of December 31, 2004, and December 31, 2003, respectively.

        The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	December 31, 2004	December 31, 2003
	($ in millions)
Total fixed maturity securities (public and private)	$39,226.7	$36,128.0

Problem fixed maturity securities	$68.5	$152.5
Potential problem fixed maturity securities	119.6	230.1
Restructured fixed maturity securities	10.4	39.9

Total problem, potential problem and restructured fixed maturity securities	$198.5	$422.5

Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	1%	1%

  Mortgage Loans

        Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2004, commercial mortgage loans represented $10,224.7 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

        Commercial mortgages play an important role in our investment strategy by:

  •
  providing strong risk-adjusted relative value in comparison to other investment alternatives;

  •
  enhancing total returns; and

  •
  providing strategic portfolio diversification.

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

        California accounted for 19% of our commercial mortgage loan portfolio as of December 31, 2004. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        Our commercial loan portfolio is highly diversified by borrower. As of December 31, 2004, 36% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of December 31, 2004 and December 31, 2003 was 1,318 and 1,447, respectively. The average loan size of our commercial mortgage portfolio was $7.8 million as of December 31, 2004.

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

        The valuation allowance for commercial mortgage loans includes a loan specific allowance for impaired loans and a provision for losses based on past loss experience believed to be adequate to absorb estimated probable credit losses. The changes in this valuation allowance are reported as a net realized/unrealized capital loss on our consolidated statements of operations.

        Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established or a direct write-down of the loan is recorded for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. When a valuation allowance is established, subsequent recoveries are charged to the valuation allowance and subsequent losses may be charged to the valuation allowance or as a direct write-down of the loan.

        The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $35.9 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. Decreases in the valuation allowance aggregated to $7.2 million for the year ended December 31, 2004, and $34.0 million for the year ended December 31, 2003.

        As a result of a change in estimates, we evaluated the adequacy of our provision for losses based on past experience at December 31, 2004 and December 31, 2003, and released $8.5 million and $23.9 million, respectively from the allowance.

        The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	December 31, 2004	December 31, 2003
	($ in millions)
Beginning balance	$49.6	$83.6
Provision	14.4	1.3
Release	(21.6)	(35.3)

Ending balance	$42.4	$49.6

Valuation allowance as % of carrying value before reserves	1%	1%

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	December 31, 2004	December 31, 2003
	($ in millions)
Total commercial mortgages	$10,224.7	$9,630.4

Problem commercial mortgages(1)	$38.2	$45.9
Potential problem commercial mortgages	51.2	99.3
Restructured commercial mortgages	59.3	65.3

Total problem, potential problem and restructured commercial mortgages	$148.7	$210.5

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	2%	2%

(1)
Problem commercial mortgages include no mortgage loans in foreclosure as of December 31, 2004 and December 31, 2003.

  Equity Real Estate

        We hold commercial equity real estate as part of our investment portfolio. As of December 31, 2004, and December 31, 2003, the carrying amount of equity real estate investment was $1,021.2 million and $1,516.6 million, or 2% and 3%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $885.1 million as of December 31, 2004, and $1,003.6 million as of December 31, 2003. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the years ended December 31, 2004 and December 31, 2003, there were no such impairment adjustments.

        The carrying amount of real estate held for sale as of December 31, 2004, and December 31, 2003, was $136.1 million and $513.0 million, net of valuation allowances of $5.8 million and $19.1 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodical revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of December 31, 2004. By property type, there is a concentration in office buildings that represented approximately 39% of the equity real estate portfolio as of December 31, 2004.

  Other Investments

        Our other investments totaled $1,339.7 million as of December 31, 2004, compared to $1,198.8 million as of December 31, 2003. Derivatives accounted for $856.8 million in other investments as of December 31, 2004. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        As of December 31, 2004, our international investment operations consist of the investments of Principal International comprised of $2.5 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

  Overall Composition of International Invested Assets

        As shown in the following table, the major categories of international invested assets as of December 31, 2004, and December 31, 2003, were fixed maturity securities and residential mortgage loans:

International Invested Assets

	December 31, 2004		December 31, 2003
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$1,782.6	72%	$1,312.3	66%
Private	—	—	81.0	4
Equity securities	36.7	2	41.8	2
Mortgage loans
Residential	385.8	16	333.1	17
Real estate held for investment	10.8	—	9.5	1
Other investments	246.0	10	213.3	10

Total invested assets	2,461.9	100%	1,991.0	100%

Cash and cash equivalents	83.0		71.4

Total invested assets and cash	$2,544.9		$2,062.4

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

        The active management of market risk is an integral part of our operations. We manage our overall market risk exposure within established risk tolerance ranges by using the following approaches:

  •
  rebalance our existing asset or liability portfolios;

  •
  control the risk structure of newly acquired assets and liabilities; or

  •
  use derivative instruments to modify the market risk characteristics of existing assets or liabilities or assets expected to be purchased.

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

        As of December 31, 2004, the difference between the asset and liability durations on our primary duration managed portfolio was +.05. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $31,985.8 million as of December 31, 2004.

        For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2004, the weighted-average difference between the asset and liability durations on these portfolios was +.44. This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in the duration-monitored portfolios was $14,636.1 million as of December 31, 2004.

        We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in the non duration-managed portfolios was $1,818.3 million as of December 31, 2004.

        Using the assumptions and data in effect as of December 31, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by $81.0 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category and the duration gap (i.e. the weighted average difference between the asset and liability durations).

	December 31, 2004
Risk Management Strategy	Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)
Primary duration-managed	$31,985.8	4.01	.05	$(16.0)
Duration-monitored	14,636.1	5.13	.44	(65.0)
Non duration-managed	1,818.3	5.94	N/A	N/A

Total	$48,440.2			$(81.0)

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

Derivatives

        We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, swaptions, futures, Treasury rate guarantees, interest rate lock commitments and mortgage-backed forwards and options. We use interest rate futures contracts and mortgage-backed forwards to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. Occasionally, we will sell a callable liability or a liability with attributes similar to a call option. In these cases, we will use interest rate swaptions or similar products to hedge the risk of early liability payment thereby transforming the callable liability into a fixed term liability.

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

        We have increased our credit exposure through credit default swaps by investing in $42.5 million of subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of December 31, 2004 was $500.0 million and the mark to market value was $11.9 million. We also invested in credit default swaps creating replicated assets with a notional of $448.3 million and mark to market value of $5.3 million as of December 31, 2004.

        We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). We recognized a $0.1 million pre-tax gain for the year ended December 31, 2004.

        The obligation to deliver the underlying securities of certain consolidated grantor trusts to various unrelated trust certificate holders contains an embedded derivative of the forecasted transaction to deliver the underlying securities.

        We offer an equity indexed annuity product that contains an embedded derivative that has been bifurcated and accounted for separately in realized gains (losses). We economically hedge the equity indexed annuity product by purchasing options that match the product's profile. For the year ended December 31, 2004, we recognized a $0.5 million pre-tax gain on the call spread options purchased and a $0.2 million pre-tax loss on the change in fair value of the embedded derivatives.

        In conjunction with our use of derivatives, we are exposed to counterparty risk, or the risk that the counterparty fails to perform the terms of the derivative contract. We actively manage this risk by:

  •
  establishing exposure limits which take into account non-derivative exposure we have with the counterparty as well as derivative exposure;

  •
  performing similar credit analysis prior to approval on each derivatives counterparty that we do when lending money on a long-term basis;

  •
  diversifying our risk across numerous approved counterparties;

  •
  limiting exposure to A+ credit or better;

  •
  conducting stress-test analysis to determine the maximum exposure created during the life of a prospective transaction;

  •
  implementing credit support annex (collateral) agreements with selected counterparties to further limit counterparty exposures; and

  •
  daily monitoring of counterparty credit ratings.

        All new derivative counterparties are approved by the Investment Committee. We believe the risk of incurring losses due to nonperformance by our counterparties is manageable.

        The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of December 31, 2004, and December 31, 2003:

Derivative Financial Instruments — Notional Amounts

	December 31, 2004		December 31, 2003
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$7,481.9	49%	$5,024.9	45%
Foreign currency swaps	3,037.5	20	2,823.4	25
Credit default swaps	988.3	7	863.3	8
Embedded derivative financial instruments	894.4	6	770.5	7
Interest rate lock commitments	634.3	4	—	—
Mortgage-backed forwards and options	586.8	4	522.1	5
Bond forwards	508.0	3	467.2	4
Currency forwards	441.7	3	282.0	3
Swaptions	429.0	3	315.0	3
Call options	73.0	1	30.0	—
Bond options	38.5	—	17.5	—
Futures	11.8	—	27.8	—
Other	—	—	1.5	—

Total	$15,125.2	100%	$11,145.2	100%

Derivative Financial Instruments — Credit Exposures

	December 31, 2004		December 31, 2003
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$805.2	85%	$637.1	78%
Bond forwards	66.8	7	52.2	6
Interest rate swaps	41.5	4	68.9	9
Credit default swaps	19.3	2	45.9	6
Call options	10.5	1	6.6	1
Currency forwards	7.1	1	0.3	—
Bond options	0.7	—	—	—

Total credit exposure	951.1	100%	811.0	100%

Less: Collateral received	(396.5)		(334.5)

Total	$554.6		$476.5

        The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	As of December 31, 2004
				Fair Value (no accrued interest)
	Notional Amount	Weighted Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$7,481.9	6.37	(1)	$(299.8)	$(58.9)	$156.1
Bond forwards	508.0	1.78	(4)	95.6	66.8	39.6
Swaptions	429.0	9.23	(3)	(38.3)	(20.4)	(10.8)
Mortgage-backed forwards and options	586.8	.04	(4)	(1.4)	—	1.3
Bond options	38.5	3.25	(4)	(2.9)	(0.3)	1.1
Futures	11.8	.2	(2)	2.0	—	(2.0)

Total	$9,056.0			$(244.8)	$(12.8)	$185.3

(1)
Based on maturity date of swap.

(2)
Based on maturity date.

(3)
Based on option date of swaption.

(4)
Based on settlement date.

        We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

Debt Issued and Outstanding

        As of December 31, 2004, the aggregate fair value of long-term debt was $936.8 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $38.2 million.

	As of December 31, 2004
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$558.1	$536.5	$515.9
8% surplus notes payable, due 2044	120.1	109.3	99.1
Non-recourse mortgages and notes payable	229.2	224.1	219.1
Other mortgages and notes payable	67.6	66.9	66.2

Total long-term debt	$975.0	$936.8	$900.3

Equity Risk

        Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2004, the fair value of our equity securities was $762.6 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $76.3 million. As of December 31, 2004, a 10% immediate and sustained decline in the equity markets would result in a decrease of asset-based fee revenues of $63.8 million over the next year. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Foreign Currency Risk

        Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market, foreign currency-denominated fixed maturity securities purchased, and our international operations. The foreign currency risk on funding agreements and fixed maturity securities is eliminated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of December 31, 2004, was $2,726.5 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of December 31, 2004, was $286.9 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. As of December 31, 2004, we used currency forwards to hedge a portion of our net equity investment in our Mexican operations from currency fluctuations. The outstanding notional amount of the currency forwards relating to these operations was $30.6 million (approximately $350.5 million Mexican pesos) and we recognized a $0.4 million pre-tax loss in other comprehensive income for the year ended December 31, 2004.

        We estimate that as of December 31, 2004, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Effects of Inflation

        We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years. In the future, however, we may be affected by inflation to the extent it causes interest rates to rise.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Principal Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of Principal Financial Group, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Principal Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004, of Principal Financial Group, Inc. and our report dated February 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company"), as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for discontinued operations, goodwill and other intangible assets effective January 1, 2002, variable interest entities effective July 1, 2003, and certain fixed and variable contract features effective January 1, 2004.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion.

/s/ Ernst & Young LLP
Des Moines, Iowa February 16, 2005, except for the second paragraph of Note 15, as to which the date is March 3, 2005

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,
	2004	2003
	(in millions)
Assets
Fixed maturities, available-for-sale	$40,916.3	$37,418.4
Fixed maturities, trading	93.0	102.9
Equity securities, available-for-sale	762.6	699.2
Mortgage loans	11,714.5	11,251.6
Real estate	1,032.0	1,526.1
Policy loans	814.5	804.1
Other investments	1,585.7	1,412.1

Total investments	56,918.6	53,214.4
Cash and cash equivalents	452.5	1,192.5
Accrued investment income	678.4	656.6
Premiums due and other receivables	628.5	714.9
Deferred policy acquisition costs	1,837.6	1,568.9
Property and equipment	429.4	445.2
Goodwill	232.9	175.8
Other intangibles	196.5	121.0
Separate account assets	51,507.9	43,407.8
Assets of discontinued operations	—	5,425.1
Other assets	915.8	832.2

Total assets	$113,798.1	$107,754.4

Liabilities
Contractholder funds	$32,183.3	$28,896.4
Future policy benefits and claims	16,042.6	15,450.8
Other policyholder funds	734.9	709.1
Short-term debt	281.7	702.8
Long-term debt	843.5	1,374.3
Income taxes currently payable	277.9	113.9
Deferred income taxes	1,131.7	1,198.9
Separate account liabilities	51,507.9	43,407.8
Liabilities of discontinued operations	—	4,575.3
Other liabilities	3,250.3	3,925.5

Total liabilities	106,253.8	100,354.8
Stockholders' equity
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 379.1 million and 377.4 million shares issued, and 300.6 million and 320.7 million shares outstanding in 2004 and 2003, respectively	3.8	3.8
Additional paid-in capital	7,269.4	7,153.2
Retained earnings	1,289.5	630.4
Accumulated other comprehensive income	1,313.3	1,171.3
Treasury stock, at cost (78.5 million and 56.7 million shares in 2004 and 2003, respectively)	(2,331.7)	(1,559.1)

Total stockholders' equity	7,544.3	7,399.6

Total liabilities and stockholders' equity	$113,798.1	$107,754.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2004	2003	2002
	(in millions, except per share data)
Revenues
Premiums and other considerations	$3,710.0	$3,630.7	$3,877.8
Fees and other revenues	1,472.0	1,185.8	950.4
Net investment income	3,226.5	3,233.4	3,173.1
Net realized/unrealized capital losses	(104.8)	(63.2)	(374.1)

Total revenues	8,303.7	7,986.7	7,627.2
Expenses
Benefits, claims, and settlement expenses	4,959.5	4,855.8	5,197.5
Dividends to policyholders	296.7	307.9	316.6
Operating expenses	2,165.9	1,998.7	1,741.6

Total expenses	7,422.1	7,162.4	7,255.7

Income from continuing operations before income taxes	881.6	824.3	371.5
Income taxes (benefits)	179.1	177.0	(74.9)

Income from continuing operations, net of related income taxes (benefits)	702.5	647.3	446.4
Income (loss) from discontinued operations, net of related income taxes	128.8	102.4	(23.2)

Income before cumulative effect of accounting changes	831.3	749.7	423.2
Cumulative effect of accounting changes, net of related income taxes	(5.7)	(3.4)	(280.9)

Net income	$825.6	$746.3	$142.3

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes (benefits)	$2.24	$1.99	$1.27
Income (loss) from discontinued operations, net of related income taxes	0.42	0.31	(0.06)

Income before cumulative effect of accounting changes	2.66	2.30	1.21
Cumulative effect of accounting changes, net of related income taxes	(0.02)	(0.01)	(0.80)

Net income	$2.64	$2.29	$0.41

Diluted earnings per common share:
Income from continuing operations, net of related income taxes (benefits)	$2.23	$1.98	$1.27
Income (loss) from discontinued operations, net of related income taxes	0.41	0.31	(0.06)

Income before cumulative effect of accounting changes	2.64	2.29	1.21
Cumulative effect of accounting changes, net of related income taxes	(0.02)	(0.01)	(0.80)

Net income	$2.62	$2.28	$0.41

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Common stock	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity	Outstanding shares
	(in millions)						(in thousands)
Balances at January 1, 2002	$3.8	$7,072.5	$(29.1)	$147.5	$(374.4)	$6,820.3	360,142.2
Shares issued, net of put options	—	22.0	—	—	—	22.0	904.9
Stock-based compensation	—	10.5	—	—	—	10.5
Treasury stock acquired and sold, net	—	1.3	—	—	(743.7)	(742.4)	(26,627.8)
Dividends to stockholders	—	—	(83.8)	—	—	(83.8)
Comprehensive income:
Net income	—	—	142.3	—	—	142.3
Net unrealized gains	—	—	—	618.8	—	618.8
Provision for deferred income taxes	—	—	—	(217.1)	—	(217.1)
Foreign currency translation adjustment	—	—	—	86.6	—	86.6

Comprehensive income						630.6

Balances at December 31, 2002	3.8	7,106.3	29.4	635.8	(1,118.1)	6,657.2	334,419.3
Shares issued, net of call options	—	18.3	—	—	—	18.3	710.2
Stock-based compensation, and additional related tax benefits	—	25.4	—	—	—	25.4
Treasury stock acquired and sold, net	—	3.2	—	—	(441.0)	(437.8)	(14,462.0)
Dividends to stockholders	—	—	(145.3)	—	—	(145.3)
Comprehensive income:
Net income	—	—	746.3	—	—	746.3
Net unrealized gains	—	—	—	703.0	—	703.0
Provision for deferred income taxes	—	—	—	(242.7)	—	(242.7)
Foreign currency translation adjustment	—	—	—	68.6	—	68.6
Minimum pension liability, net of related income taxes	—	—	—	(2.5)	—	(2.5)
Cumulative effect of accounting change, net of related income taxes	—	—	—	9.1	—	9.1

Comprehensive income						1,281.8

Balances at December 31, 2003	3.8	7,153.2	630.4	1,171.3	(1,559.1)	7,399.6	320,667.5
Shares issued	—	41.2	—	—	—	41.2	1,630.6
Capital transactions of equity method investee, net of related income taxes	—	20.4	—	—	—	20.4
Stock-based compensation, and additional related tax benefits	—	46.2	—	—	—	46.2
Tax benefits related to initial public offering costs	—	8.4	—	—	—	8.4
Treasury stock acquired	—	—	—	—	(772.6)	(772.6)	(21,726.4)
Dividends to stockholders	—	—	(166.5)	—	—	(166.5)
Comprehensive income:
Net income	—	—	825.6	—	—	825.6
Net unrealized gains	—	—	—	156.8	—	156.8
Provision for deferred income taxes	—	—	—	(44.3)	—	(44.3)
Foreign currency translation adjustment, net of related income taxes	—	—	—	32.3	—	32.3
Minimum pension liability, net of related income taxes	—	—	—	(2.8)	—	(2.8)

Comprehensive income						967.6

Balances at December 31, 2004	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3	300,571.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Operating activities
Net income	$825.6	$746.3	$142.3
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of related income taxes	(128.8)	(102.4)	23.2
Cumulative effect of accounting changes, net of related income taxes	5.7	3.4	280.9
Amortization of deferred policy acquisition costs	210.8	140.0	144.4
Additions to deferred policy acquisition costs	(477.7)	(349.7)	(323.0)
Accrued investment income	(21.8)	(0.9)	(56.6)
Premiums due and other receivables	(24.9)	(65.8)	21.8
Contractholder and policyholder liabilities and dividends	1,981.2	1,906.2	2,080.4
Current and deferred income taxes	37.5	283.6	341.2
Net realized/unrealized capital losses	104.8	63.2	374.1
Depreciation and amortization expense	110.8	115.8	104.9
Mortgage loans held for sale, acquired or originated	(1,142.4)	(898.2)	(941.4)
Mortgage loans held for sale, sold or repaid, net of gain	940.3	1,046.0	1,001.6
Real estate acquired through operating activities	(45.8)	(32.5)	(25.5)
Real estate sold through operating activities	84.7	46.0	48.2
Stock-based compensation	43.4	22.6	10.5
Other	(247.5)	140.2	671.6

Net adjustments	1,430.3	2,317.5	3,756.3

Net cash provided by operating activities	2,255.9	3,063.8	3,898.6
Investing activities
Available-for-sale securities:
Purchases	(13,613.2)	(10,918.1)	(16,577.3)
Sales	2,327.1	2,952.8	8,361.8
Maturities	7,722.6	5,222.3	4,458.4
Net cash flows from trading securities	6.3	—	(82.4)
Mortgage loans acquired or originated	(2,115.1)	(2,031.9)	(1,376.8)
Mortgage loans sold or repaid	1,854.3	1,316.8	1,338.2
Real estate acquired	(341.9)	(250.8)	(248.3)
Real estate sold	345.6	61.9	182.0
Net purchases of property and equipment	(47.5)	(28.6)	(59.0)
Net proceeds from sales of subsidiaries	694.7	40.9	500.8
Purchases of interest in subsidiaries, net of cash acquired	(128.1)	(136.2)	(54.5)
Net change in other investments	116.5	211.8	552.1

Net cash used in investing activities	(3,178.7)	(3,559.1)	(3,005.0)
Financing activities
Issuance of common stock	41.2	18.3	22.0
Acquisition and sales of treasury stock, net	(772.6)	(453.0)	(742.4)
Proceeds from financing element derivatives	110.6	118.0	—
Payments for financing element derivatives	(84.6)	(107.3)	—
Dividends to stockholders	(166.5)	(145.3)	(83.8)
Issuance of long-term debt	12.1	34.7	64.1
Principal repayments of long-term debt	(447.2)	(85.3)	(110.0)
Net proceeds (repayments) of short-term borrowings	(291.4)	151.3	53.2
Investment contract deposits	6,995.8	9,722.0	7,117.0
Investment contract withdrawals	(5,209.6)	(8,666.2)	(7,225.7)
Net increase (decrease) in banking operation deposits	(5.0)	372.7	184.4

Net cash provided by (used in) financing activities	182.8	959.9	(721.2)

Net increase (decrease) in cash and cash equivalents	(740.0)	464.6	172.4
Cash and cash equivalents at beginning of year	1,192.5	727.9	555.5

Cash and cash equivalents at end of year	$452.5	$1,192.5	$727.9

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2004

1.    Nature of Operations and Significant Accounting Policies

Description of Business

        Principal Financial Group, Inc. along with its consolidated subsidiaries is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets.

Basis of Presentation

        The accompanying consolidated financial statements, which include our majority-owned subsidiaries and, subsequent to June 30, 2003, consolidated variable interest entities ("VIEs"), have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). Less than majority-owned entities in which we had at least a 20% interest and LLCs, partnerships and real estate joint ventures in which we had at least a 5% interest, are reported on the equity basis in the consolidated statements of financial position as other investments. Investments in LLCs, partnerships and real estate joint ventures in which we have an ownership percentage of 3% to 5% will be based on the facts and circumstances to determine if equity or cost method will be applied. All significant intercompany accounts and transactions have been eliminated.

Closed Block

        Principal Life Insurance Company ("Principal Life") operates a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force at the time of a corporate restructuring in 1998. See Note 9 for further details regarding the Closed Block.

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

Recent Accounting Pronouncements

        On December 21, 2004, the Financial Accounting Standards Board (the "FASB") issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earning Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 (the "Act") was enacted on October 22, 2004, and introduces, among other things, a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP 109-2 was issued to allow additional time for companies to determine whether any foreign earnings will be repatriated under the Act's repatriation provision, given the law was enacted late in the year and certain provisions are unclear. Under FSP 109-2, companies that take the additional time are required to provide disclosures about the status of the company's evaluation and the potential effects of its decision. FSP 109-2 is effective for the year ended December 31, 2004. We are still evaluating the effects of the Act. Refer to Note 13, Income Taxes, for further details.

        On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ('SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we will be adopting SFAS 123R effective July 1, 2005. This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. We applied the prospective method of transition as prescribed by SFAS 123.

        SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"), was issued in December 2004. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), provides the basic principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, APB 29 includes certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring on or after July 1, 2005. We plan to adopt SFAS 153 on July 1, 2005, and will subsequently recognize gains, resulting from real estate exchanges that meet the commercial substance criteria, as they occur.

        On March 9, 2004, the U.S. Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin ("SAB") 105, Application of Accounting Principles to Loan Commitments ("SAB 105"), in which the SEC Staff expressed their view that the fair value of recorded loan commitments, including interest rate lock commitments ("IRLCs"), that are required to follow derivative accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), should not consider the expected future cash flows related to the associated servicing of the loan. We record IRLCs at zero value at date of issuance with subsequent gains or losses measured by changes in market interest rates. Therefore, this SAB did not have a material impact on our consolidated financial statements.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. This EITF was originally effective for the period beginning July 1, 2004. However, on September 30, 2004, the FASB issued a Staff Position delaying the accounting and measurement provisions of EITF 03-1 until additional clarifying guidance can be issued. Due to the uncertainties that still exist with this guidance, we are unable to estimate the impact EITF 03-1 will have to our consolidated financial statements.

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

        SOP 03-1 addresses the classification of contracts and calculation of an additional liability for contracts that contain significant insurance features. The adoption of the guidance required the recognition of an additional liability in cases where the insurance benefit feature resulted in gains in early years followed by losses in later years. The accrual and release of the additional liability also impacted the amortization of deferred policy acquisition costs ("DPAC"). As of January 1, 2004, we increased future policyholder benefits due to our no lapse guarantee feature of our universal life and variable universal life products within our Life and Health Insurance segment and for variable annuities with guaranteed minimum death benefits in our U.S. Asset Management and Accumulation segment. This resulted in an after-tax cumulative effect of $(0.9) million in the Life and Health Insurance segment and $(1.5) million in the U.S. Asset Management and Accumulation segment.

        SOP 03-1 also requires contracts which provide for potential benefits in addition to the account balance that are payable only upon annuitization to establish an additional liability if the present value of the annuitized benefits exceeds the expected account balance at the expected annuitization date. In that regard, we also had an after-tax cumulative effect related to an equity method investment within our International Asset Management and Accumulation segment of $(3.3) million, net of income taxes, as of January 1, 2004, for select deferred annuity products, which include guaranteed annuitization purchase rates.

        In addition, the guidance clarifies the accounting and classification for sales inducements. Although the valuation impacts were immaterial, we reclassified $30.3 million of sales inducements from DPAC to other assets.

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

        At July 1, 2003, our consolidated financial statements were adjusted to record a cumulative effect of adopting FIN 46, as follows:

	Net loss	Accumulated other comprehensive income
	(in millions)
Adjustment for intercompany gains and carrying value of assets consolidated	$(6.1)	$14.1
Income tax impact	2.7	(5.0)

Total	$(3.4)	$9.1

        See Note 5 for the disclosures relating to VIEs.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and amends APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), establishing a single accounting model for the disposal of long-lived assets. SFAS 144 generally retains the basic provisions of existing guidance, but broadens the presentation of any discontinued operations to include a component of an entity (rather than a segment of a business as defined in APB 30). We adopted SFAS 144 on January 1, 2002, which did not have a significant impact on our consolidated financial statements as of the adoption date. See Note 3 for transactions reported as discontinued operations.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142, effective January 1, 2002, prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment at least annually, which we do in the fourth quarter each year.

        Our initial adoption of SFAS 142 on January 1, 2002, required us to perform a two-step, fair-value based goodwill impairment test. The first step of the test compared the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeded fair value, a second step was performed, which compared the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the goodwill impairment, if any. Additionally, we were required to perform an impairment test on our indefinite-lived intangible assets, which consisted of a comparison of the fair value of an intangible asset with its carrying amount.

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

        These impairments, recognized January 1, 2002, as a cumulative effect of a change in accounting principle, were reported in our operating segments as follows:

	International Asset Management and Accumulation	Life and Health Insurance	Consolidated
	(in millions)
Goodwill	$321.2	$4.6	$325.8
Indefinite-lived intangibles	89.8	—	89.8
Income tax impact	(134.7)	—	(134.7)

Total impairment, net of income taxes	$276.3	$4.6	$280.9

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity date of three months or less when purchased.

Investments

        We classify our investments into one of three categories: held-to-maturity, available-for-sale or trading. We determine the appropriate classification of fixed maturity securities at the time of purchase. Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value. (See Note 17 for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity, net of related DPAC, sales inducements, unearned revenue reserves, policyholder dividend obligation ("PDO"), and applicable income taxes. Unrealized gains and losses related to trading securities are reflected in net income as net realized/unrealized capital gains (losses).

        The cost of fixed maturity securities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated prepayments using a tool which models the prepayment behavior of the underlying collateral based on the current interest rate environment.

        Equity securities include mutual funds, common stock and nonredeemable preferred stock. The cost of equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). Equity securities are classified as available-for-sale and, accordingly, are carried at fair value. (See Note 17 for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity, net of related DPAC, sales inducements, unearned revenue reserves, PDO and applicable income taxes.

        Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements, and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost bases of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. Any impairment losses and any changes in valuation allowances are reported in net income.

        Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, net of valuation allowances, and direct write-downs for impairment. Any changes in the valuation allowances are reported in net income as net realized/unrealized capital gains (losses). We measure impairment based upon the present value of expected cash flows discounted at the loan's effective interest rate or the loan's observable market price. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. We have commercial mortgage loans held-for-sale in the amount of $478.6 million and $278.1 million at December 31, 2004 and 2003, respectively, which are carried at lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales, unrealized gains and losses related to other than temporary impairments, trading securities, certain seed money investments, fair value hedge ineffectiveness, derivatives not designated as hedges and changes in the mortgage loan allowance are reported in net income as net realized/unrealized capital gains (losses). Investment gains and losses on sales of certain real estate held-for-sale, which do not meet the criteria for classification as a discontinued operation, are reported as net investment income and are excluded from net realized/unrealized capital gains (losses).

        Policy loans and other investments, excluding investments in unconsolidated entities, are primarily reported at cost.

Securitizations

        We, along with other contributors, sell commercial mortgage loans to trusts, which are unconsolidated qualified special purpose entities, which then issue commercial mortgage-backed securities. We retain primary servicing responsibilities and may retain other immaterial interests in the trusts by purchasing portions of the securities from the issuance. Gain or loss on the sales of the loans is reported as fees and other revenues. The retained interests are thereafter carried at fair value with other fixed maturity investments and classified as available-for-sale.

Derivatives

        Derivatives are recognized as either assets or liabilities in the consolidated statements of financial position and measured at fair value. If certain conditions are met, a derivative may be specifically designated as one of the following:

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

        For derivatives hedging the exposure to changes in fair value of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security, the change in fair value of the derivative is recognized in earnings in the period of change together with the offsetting change in fair value on the hedged item attributable to the risk being hedged. The effect of such accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

        For derivatives hedging the exposure to variable cash flows of the foreign currency exposure of a foreign-currency-denominated unrecognized firm commitment or forecasted transaction, the change in fair value is initially deferred and reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction occurs and is recognized in earnings. The ineffective portion of the change in fair value is reported in earnings in the period of change.

        Regression analysis is used for both retrospective and prospective hedge effectiveness testing for the fair value portfolio hedging strategy engaged in by the Principal Life general account and our commercial mortgage banking operation.

        Prior to October 1, 2004, minimum variance and dollar offset techniques were used in the effectiveness testing for the Principal Life general account portfolio hedges.

        For derivatives not designated as a hedging instrument, the change in fair value is recognized in net income in the period of change.

Contractholder and Policyholder Liabilities

        Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts and reserves for universal life, limited payment, participating, traditional and group life insurance, accident and health insurance and disability income policies, as well as a provision for dividends on participating policies. Investment contracts are contractholders' funds on deposit with us and generally include reserves for pension and annuity contracts. Reserves on investment contracts are equal to the cumulative deposits less any applicable charges plus credited interest. Reserves for universal life insurance contracts are equal to cumulative premiums less charges plus credited interest, which represents the account balances that accrue to the benefit of the policyholders.

        For our universal life and annuity products we hold additional reserves pursuant to SOP 03-1. SOP 03-1 requires that reserves be held on certain long duration contracts where benefit features result in gains in early years followed by losses in later years, universal life/variable universal life contracts that contain no lapse guarantee features, or annuities with guaranteed minimum death benefits.

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

        Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rates and mortality rates guaranteed in calculating the cash surrender values described in the contract.

        Participating business represented approximately 28%, 32% and 33% of our life insurance in force and 64%, 67% and 76% of the number of life insurance policies in force at December 31, 2004, 2003 and 2002, respectively. Participating business represented approximately 60%, 65% and 68% of life insurance premiums for the years ended December 31, 2004, 2003 and 2002, respectively. The amount of dividends to policyholders is approved annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

Recognition of Premiums and Other Considerations, Fees and Other Revenues and Benefits

        Traditional individual life insurance products include those products with fixed and guaranteed premiums and benefits and consist principally of whole life and term life insurance policies. Premiums from these products are recognized as premium revenue when due. Related policy benefits and expenses for individual life and annuity products are associated with earned premiums and result in the recognition of profits over the expected term of the policies and contracts.

        Immediate annuities with life contingencies include products with fixed and guaranteed annuity considerations and benefits and consist principally of group and individual single premium annuities with life contingencies. Under the guidance for limited payment contracts under SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, which refers back to SFAS No. 60, Accounting and Reporting by Insurance Enterprises ("SFAS 60"), annuity considerations from these products are recognized as revenue. However, the collection of these annuity considerations does not represent the completion of the earnings process, as we establish annuity reserves, using estimates for mortality and investment assumptions, which include provision for adverse deviation as defined in SFAS 60. We anticipate profits to emerge over the life of the annuity products as we earn investment income, pay benefits and release reserves.

        Group life and health insurance premiums are generally recorded as premium revenue over the term of the coverage. Certain group contracts contain experience premium refund provisions based on a pre-defined formula that reflects their claim experience. Experience premium refunds are recognized over the term of the coverage and adjusted to reflect current experience. Fees for contracts providing claim processing or other administrative services are recorded over the period the service is provided. Related policy benefits and expenses for group life and health insurance products are associated with earned premiums and result in the recognition of profits over the term of the policies and contracts.

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

        Fees and other revenues are earned for asset management services provided to retail and institutional clients based largely upon contractual rates applied to the market value of the client's portfolio. Additionally, fees and other revenues are earned for administrative services performed including recordkeeping and reporting services for retirement savings plans. Fees and other revenues received for performance of asset management and administrative services are recognized as revenue when the service is performed or earned.

Deferred Policy Acquisition Costs

        Commissions and other costs (underwriting, issuance and agency expenses ) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

        DPAC for universal life-type insurance contracts and participating life insurance policies and investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of estimated gross profit margins. We utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future market growth assumption used for the amortization of DPAC on investment contracts pertaining to individual and group annuities which have separate account investment options. This amortization is adjusted in the current period when estimates of estimated gross profit are revised. The DPAC of nonparticipating term life insurance policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

        DPAC are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. DPAC would be written off to the extent that it is determined that future policy premiums and investment income or gross profit margins would not be adequate to cover related losses and expenses.

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded, except for the medical reinsurance agreement, which is accounted for using the deposit method of accounting. Our medical reinsurance agreement is no longer in effect after December 31, 2004, as we did not renew. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2004, 2003 and 2002, respectively, we had reinsured $20.1 billion, $19.4 billion and $17.8 billion of life insurance in force, representing 14%, 14% and 13% of total net life insurance in force through a single third-party reinsurer. To minimize the possibility of losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Premiums and other considerations:
Direct	$3,934.8	$3,801.8	$4,075.3
Assumed	67.0	118.8	130.6
Ceded	(291.8)	(289.9)	(328.1)

Net premiums and other considerations	$3,710.0	$3,630.7	$3,877.8

Benefits, claims and settlement expenses:
Direct	$5,099.0	$4,962.2	$5,313.8
Assumed	83.2	129.3	135.6
Ceded	(222.7)	(235.7)	(251.9)

Net benefits, claims and settlement expenses	$4,959.5	$4,855.8	$5,197.5

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

        At December 31, 2004 and 2003, the separate accounts include a separate account valued at $782.8 million and $833.9 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and does not impact our results of operations.

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

Goodwill and Other Intangibles

        Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Due to the adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized. Goodwill and indefinite-lived intangible assets not subject to amortization are tested for impairment on an annual basis during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill impairment testing involves a two-step process described further in the Recent Accounting Pronouncements section within Note 1. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

        Intangible assets with a finite useful life continue to be amortized on a straight-line basis generally over a period of 5 to 30 years and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value.

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

Stock-Based Compensation

        At December 31, 2004, we have four stock-based compensation plans, which are described more fully in Note 20. We apply the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

        Awards under our plans vest over periods ranging from one year to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2002 through 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

	For the year ended December 31,
	2004	2003	2002
	(in millions, except per share data)
Net income, as reported	$825.6	$746.3	$142.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	29.2	20.1	11.8
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	32.3	23.4	15.1

Pro forma net income	$822.5	$743.0	$139.0

Earnings per share:
Basic:
As reported	$2.64	$2.29	$0.41
Pro forma	$2.63	$2.28	$0.40
Diluted:
As reported	$2.62	$2.28	$0.41
Pro forma	$2.61	$2.27	$0.40

Reclassifications

        Reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

2.    Goodwill and Other Intangible Assets

        Amortized intangible assets were as follows:

	December 31, 2004			December 31, 2003
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Value of insurance in force acquired	$118.3	$29.9	$88.4	$116.6	$22.9	$93.7
Other	116.3	10.0	106.3	29.4	3.9	25.5

Total amortized intangibles	$234.6	$39.9	$194.7	$146.0	$26.8	$119.2

        Unamortized intangible assets were as follows:

	December 31,
	2004	2003
	Net carrying amount	Net carrying amount
	(in millions)
Other indefinite-lived intangible assets	$1.8	$1.8

        The amortization expense for intangible assets with finite useful lives was $12.2 million, $16.5 million and $2.6 million for 2004, 2003 and 2002, respectively. At December 31, 2004, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2005	$10.7
2006	10.4
2007	10.3
2008	9.9
2009	9.9

        The changes in the carrying amount of goodwill reported in our operating segments for 2003 and 2004 were as follows:

	U.S. Asset Management and Accumulation	International Asset Management and Accumulation	Life and Health Insurance	Consolidated
	(in millions)
Balances at January 1, 2003	$23.2	$30.8	$44.1	$98.1
Goodwill from acquisitions	30.5	15.7	25.1	71.3
Foreign currency translation	—	6.4	—	6.4

Balances at December 31, 2003	53.7	52.9	69.2	175.8
Goodwill from acquisitions	38.1	4.4	19.3	61.8
Goodwill disposed of during the year	—	(7.5)	—	(7.5)
Foreign currency translation	—	2.8	—	2.8

Balances at December 31, 2004	$91.8	$52.6	$88.5	$232.9

3.    Discontinued Operations

Principal International Argentina S.A.

        On July 2, 2004, we closed the sale of Principal International Argentina S.A. ("PI Argentina"), our subsidiary in Argentina, and its wholly owned subsidiaries, Principal Life Compañía de Seguros, S.A. and Principal Retiro Compañía de Seguros de Retiro, S.A. Our total after-tax proceeds from the sale were approximately U.S. $29.2 million.

        The decision to sell PI Argentina was made with a view toward focusing our resources, executing in core strategic priorities and markets and meeting stockholders expectations. Changing market dynamics since the 2001 economic crisis in Argentina led us to conclude that the interests of Principal Financial Group, Inc.'s stockholders would best be served by our exit of this market.

        PI Argentina qualifies for discontinued operations treatment under SFAS 144, therefore, the results of operations have been removed from our results of continuing operations, cash flows and segment operating earnings for all periods presented. Additionally, the information included in the notes to the financial statements excludes information applicable to PI Argentina, unless otherwise noted.

        Selected financial information for the discontinued operations of PI Argentina is as follows:

	December 31,
	2004	2003
	(in millions)
Assets
Total investments	$—	$31.3
All other assets	—	10.9

Total assets	$—	$42.2

Liabilities
Policyholder liabilities	$—	$31.1
All other liabilities	—	2.1

Total liabilities	$—	$33.2

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Total revenues	$5.8	$10.1	$28.5

Income (loss) from discontinued operations:
Income (loss) before income taxes	$0.3	$(1.7)	$5.6
Income taxes	0.1	0.2	1.9

Income (loss) from discontinued operations, net of related income taxes(1)	0.2	(1.9)	3.7
Income on disposal of discontinued operations, net of related income taxes	9.8	—	—

Net income (loss)	$10.0	$(1.9)	$3.7

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 2, 2004, sale of PI Argentina and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

Principal Residential Mortgage, Inc.

        On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our total after-tax proceeds from the sale were approximately U.S. $620.0 million. Our Mortgage Banking segment, which included Principal Residential Mortgage, Inc., is accounted for as a discontinued operation, under SFAS 144 and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows and segment operating earnings for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and is included in our results of continuing operations and segment operating earnings for all periods prior to July 1, 2004. Additionally, the information included in the notes to the financial statements excludes information applicable to Principal Residential Mortgage, Inc., unless otherwise noted.

        The decision to sell Principal Residential Mortgage, Inc. was made with a view toward intensifying our strategic focus on our core retirement and risk protection business as well as achieving our longer-term financial objectives. In addition, the sale was also viewed as a positive move for our stockholders as we go forward from an improved capital position, with better financial flexibility and greater stability of earnings.

        Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

	December 31,
	2004	2003
	(in millions)
Assets
Mortgage loans	$—	$2,256.5
Mortgage loan servicing rights	—	1,951.9
Cash and cash equivalents	—	674.6
All other assets	—	675.8

Total assets	$—	$5,558.8

Liabilities
Short-term debt	$—	$1,450.9
Long-term debt	—	1,393.0
All other liabilities	—	2,242.8

Total liabilities	$—	$5,086.7

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Total revenues	$446.1	$1,396.8	$1,153.0

Loss from continuing operations, net of related income taxes (represents corporate overhead)	$(10.3)	$(18.1)	$(16.7)
Income from discontinued operations:
Income before income taxes	48.3	113.6	271.8
Income taxes	18.3	42.3	112.2

Income from discontinued operations(1)	30.0	71.3	159.6
Income on disposal of discontinued operations, net of related income taxes	92.3	—	—
Cumulative effect of accounting change, net of related income taxes	—	(10.0)	—

Net income	$112.0	$43.2	$142.9

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 1, 2004, sale of Principal Residential Mortgage, Inc. and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

        Our U.S. Asset Management and Accumulation segment held $804.8 million of residential mortgage banking escrow deposits (reported as other liabilities) as of December 31, 2003. The purchaser (or acquirer) closed out the banking escrow deposit accounts as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the years ended December 31, 2004, 2003 and 2002 were $(5.6) million, $28.6 million and $30.5 million, respectively. Income (loss) from discontinued operations net of related income taxes, for the years ended December 31, 2004, 2003 and 2002 were $(3.5) million, $11.2 million and $10.2 million, respectively.

BT Financial Group

        On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of December 31, 2004, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac. Our total after-tax proceeds from the sale were approximately U.S. $890.0 million. This amount includes cash proceeds from Westpac, expected tax benefits and a gain from unwinding the hedged asset associated with our investment in BT Financial Group.

        The decision to sell BT Financial Group was made with a view toward focusing our resources, executing on core strategic priorities and meeting stockholder expectations. Changing market dynamics since our acquisition of BT Financial Group, including industry consolidation, led us to conclude that the interests of BT Financial Group clients and staff would be best served under Westpac's ownership.

        BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows and segment operating earnings for all periods presented. Corporate overhead allocated to BT Financial Group does not qualify for discontinued operations treatment under SFAS 144, and therefore is still included in our results of continuing operations and segment operating earnings for all periods prior to October 31, 2002. Additionally, the information included in the notes to the financial statements excludes information applicable to BT Financial Group, unless otherwise noted.

        Selected financial information for the discontinued operations is as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Total revenues	$—	$—	$139.7

Loss from continuing operations, net of related income taxes (represents corporate overhead)	$—	$—	$(2.6)
Income (loss) from discontinued operations:
Income before income taxes	—	—	17.7
Income taxes	—	—	5.7

Income from discontinued operations(1)	—	—	12.0
Income (loss) on disposal, net of related income taxes(2)	—	21.8	(208.7)

Income (loss) from discontinued operations, net of related income taxes	—	21.8	(196.7)
Cumulative effect of accounting change, net of related income taxes	—	—	(255.4)

Net income (loss)	$—	$21.8	$(454.7)

(1)
The 2002 summary results of operations information is for the 10 months ended October 31, 2002, the date of sale of BT Financial Group and, accordingly, there is no statement of operations data to present for 2003 or 2004.

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

5.    Variable Interest Entities

        We have relationships with various types of special purpose entities and other entities where we have a variable interest. The following serves as a discussion of investments in entities that meet the definition of a VIE under FASB Interpretation No. 46 (Revised 2003): Consolidation of Variable Interest Entities ("FIN 46R").

Consolidated Variable Interest Entities

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

        We have determined that these grantor trusts are VIEs as, in the event of a default or prepayment on the underlying notes, which is the main risk of loss, our interest-only certificates are exposed to the majority of the risk of loss. The restricted interest periods end between 2016 and 2020 and, at that time, the residual certificate holders' certificates are redeemed by the trust in return for the notes. We have determined that it will be necessary for us to consolidate these entities until the expiration of the interest-only period. As of December 31, 2004 and 2003, our consolidated statements of financial position include $369.8 million and $351.8 million, respectively, of undated subordinated floating rate notes of the grantor trusts, which are classified as available-for-sale fixed maturity securities. The obligation to deliver the underlying securities to the residual certificate holders of $138.1million and $103.9 million as of December 31, 2004 and 2003, respectively, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. The creditors of the grantor trusts have no recourse to the assets of our company.

        Other.    In addition to the entities above, we have a number of relationships with a disparate group of entities, which meet the FIN 46R criteria for VIEs. Due to the nature of our direct investment in the equity and/or debt of these VIEs, we are the primary beneficiary of such entities, which requires us to consolidate them. These entities include three financial services companies, a private investment trust and two real estate joint ventures. The consolidation of these VIEs did not have a material effect on either our consolidated statement of financial position or results of operations as of and for the years ended December 31, 2004 and 2003. For the majority of these entities, the creditors have no recourse to the assets of our company.

        The carrying amount and classification of consolidated assets that are collateral for the VIEs' obligations are as follows:

	December 31,
	2004	2003
	(in millions)
Fixed maturity securities, available-for-sale	$56.9	$55.3
Equity securities, available-for-sale	16.9	15.5
Real estate	62.3	53.9
Cash and other assets	55.2	0.3

Total assets pledged as collateral	$191.3	$125.0

Long-term debt	$72.1	$65.0

        As of December 31, 2004, $191.3 million of assets are pledged as collateral for the VIE entities' other obligations and long-term debt of $186.8 million, of which $114.7 million was issued by these VIE entities to affiliates and, therefore, eliminated upon consolidation.

        As of December 31, 2003, $125.0 million of assets are pledged as collateral for the VIE entities' long-term debt of $124.5 million, of which $59.5 million was issued by these VIE entities to affiliates and, therefore, eliminated upon consolidation.

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

        Between October 3, 1996 and September 21, 2001, we entered into seven separate but similar transactions where various third parties transferred funds to either a custodial account or a trust. The custodians or trusts purchased shares of specific money market funds and then separated the cash flows of the money market shares into share receipts and dividend receipts. The dividend receipts entitle the holder to dividends paid for a specified term while the share receipts, purchased at a discount, entitle the holder to dividend payments subsequent to the term of the dividend receipts and the rights to the underlying shares. We have purchased the share receipts. After the restricted dividend period ends between 2017 and 2021, we, as the share receipt holder, have the right to terminate the custodial account or trust agreement and will receive the underlying money market fund shares. Upon adoption of FIN 46R, we determined the primary beneficiary is the dividend receipt holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $203.1 million and $180.8 million as of December 31, 2004 and 2003, respectively.

        On June 20, 1997, we entered into a transaction in which we purchased a residual trust certificate. The trust separated the cash flows of an underlying security into an interest-only certificate that entitles the third party certificate holder to the stated interest on the underlying security through May 15, 2017, and into a residual certificate entitling the holder to interest payments subsequent to the term of the interest-only certificates and any principal payments. Subsequent to the restricted interest period, we, as the residual certificate holder, have the right to terminate the trust agreement and will receive the underlying security. Upon adoption of FIN 46R, we determined the primary beneficiary is the interest-only certificate holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $68.9 million and $56.2 million as of December 31, 2004 and 2003, respectively.

6.    Investments

Fixed Maturities and Equity Securities

        The cost, gross unrealized gains and losses and fair value of fixed maturities and equity securities available-for-sale as of December 31, 2004 and 2003, are summarized as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in millions)
December 31, 2004
Fixed maturities, available-for-sale:
U.S. government and agencies	$271.7	$6.3	$0.6	$277.4
Non-U.S. governments	777.2	93.6	2.3	868.5
States and political subdivisions	894.1	53.6	0.7	947.0
Corporate — public	19,252.4	1,408.9	33.9	20,627.4
Corporate — private	9,935.2	649.4	35.2	10,549.4
Mortgage-backed and other asset-backed securities	7,288.7	381.6	23.7	7,646.6

Total fixed maturities, available-for-sale	$38,419.3	$2,593.4	$96.4	$40,916.3

Total equity securities, available-for-sale	$748.4	$25.3	$11.1	$762.6

December 31, 2003
Fixed maturities, available-for-sale:
U.S. government and agencies	$599.3	$12.9	$1.0	$611.2
Non-U.S. governments	623.1	116.9	0.1	739.9
States and political subdivisions	498.7	40.5	2.2	537.0
Corporate — public	17,296.4	1,371.8	33.0	18,635.2
Corporate — private	9,251.9	618.7	96.5	9,774.1
Mortgage-backed and other asset-backed securities	6,795.8	347.4	22.2	7,121.0

Total fixed maturities, available-for-sale	$35,065.2	$2,508.2	$155.0	$37,418.4

Total equity securities, available-for-sale	$678.7	$26.5	$6.0	$699.2

        The cost and fair value of fixed maturities available-for-sale at December 31, 2004, by expected maturity, were as follows:

	Cost	Fair value
	(in millions)
Due in one year or less	$2,283.9	$2,323.9
Due after one year through five years	8,352.0	8,698.4
Due after five years through ten years	9,701.1	10,449.7
Due after ten years	10,793.6	11,797.7

	31,130.6	33,269.7
Mortgage-backed and other asset-backed securities	7,288.7	7,646.6

Total	$38,419.3	$40,916.3

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

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Fixed maturities, available-for-sale	$2,317.2	$2,255.0	$2,211.7
Fixed maturities, trading	9.4	10.1	5.2
Equity securities, available-for-sale	50.0	47.0	27.6
Mortgage loans	761.7	788.4	783.6
Real estate	85.6	91.5	85.7
Policy loans	51.1	54.5	57.6
Cash and cash equivalents	25.9	20.6	28.5
Derivatives	17.5	12.4	(15.3)
Other	36.9	65.9	87.6

Total	3,355.3	3,345.4	3,272.2
Less investment expenses	(128.8)	(112.0)	(99.1)

Net investment income	$3,226.5	$3,233.4	$3,173.1

Net Realized/Unrealized Capital Gains and Losses

        The major components of net realized/unrealized capital losses on investments are summarized as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$65.3	$75.7	$153.4
Gross losses	(93.1)	(301.2)	(538.5)
Fixed maturities, trading:
Gross gains	1.5	3.5	4.0
Gross losses	(2.6)	(0.3)	(0.1)
Equity securities, available-for-sale:
Gross gains	21.3	9.8	4.1
Gross losses	(11.8)	(5.5)	(32.7)
Mortgage loans	(12.5)	(2.2)	(10.3)
Derivatives	(101.4)	107.2	(73.3)
Other	28.5	49.8	119.3

Net realized/unrealized capital losses	$(104.8)	$(63.2)	$(374.1)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities were $1.9 billion, $2.9 billion and $8.2 billion in 2004, 2003 and 2002, respectively. The proceeds set forth above include amounts related to sales of mortgage-backed securities of $0.5 billion, $0.1 billion and $4.3 billion in 2004, 2003 and 2002, respectively. Gross gains of $0.5 million, $0.6 million and $88.2 million and gross losses of zero, $0.9 million and $11.6 million in 2004, 2003 and 2002, respectively, were realized on sales of mortgage-backed securities.

        We recognize impairment losses for fixed maturities and equity securities when declines in value are other than temporary. Realized losses related to other than temporary impairments were $52.9 million, $157.2 million and $357.0 million in 2004, 2003, and 2002, respectively.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses as of December 31, 2004 and 2003, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2004
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$72.3	$0.6	$—	$—	$72.3	$0.6
Non-U.S. governments	7.3	2.3	—	—	7.3	2.3
States and political subdivisions	54.2	0.3	21.5	0.4	75.7	0.7
Corporate — public	1,978.1	24.8	181.8	9.1	2,159.9	33.9
Corporate — private	1,426.3	17.6	335.8	17.6	1,762.1	35.2
Mortgage-backed and other asset-backed securities	1,488.7	19.0	102.6	4.7	1,591.3	23.7

Total fixed maturities, available-for-sale	$5,026.9	$64.6	$641.7	$31.8	$5,668.6	$96.4

Total equity securities, available-for-sale	$68.3	$10.2	$250.7	$0.9	$319.0	$11.1

        As of December 31, 2004, we held $5,668.6 million in available-for-sale fixed maturity securities with unrealized losses of $96.4 million. Of these amounts, Principal Life's general account portfolio represented $5,555.5 million in available-for-sale fixed maturity securities with unrealized losses of $88.6 million. Principal Life's general account portfolio consists of fixed maturity securities where 97% are investment grade (rated AAA through BBB-) with an average price of 98% (carrying value/amortized cost).

        For those securities that have been in a loss position for less than twelve months, Principal Life's general account portfolio holds 557 securities with a carrying value of $4,913.8 million and unrealized losses of $56.8 million reflecting an average price of 99. Of this portfolio, 98.5% was investment grade (rated AAA through BBB-) at December 31, 2004, with associated unrealized losses of $51.8 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life's general account holds 80 securities with a carrying value of $641.7 million and unrealized losses of $31.8 million. The average rating of this portfolio is BBB- with an average price of 95 at December 31, 2004. The Corporate-Public and Corporate-Private sectors account for $26.7 million of the $31.8 million in unrealized losses. The average price of the corporate sectors is 95 and the average credit rating is BBB+. Included in the mortgage-backed and other asset-backed securities sector is one previously impaired security with a carrying value of $2.0 million and a current unrealized loss of $0.9 million.

	December 31, 2003
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$293.7	$1.0	$—	$—	$293.7	$1.0
Non-U.S. governments	1.5	0.1	—	—	1.5	0.1
States and political subdivisions	50.3	1.2	20.5	1.0	70.8	2.2
Corporate — public	883.7	23.8	77.7	9.2	961.4	33.0
Corporate — private	1,269.3	69.3	228.1	27.2	1,497.4	96.5
Mortgage-backed and other asset-backed securities	1,381.2	15.0	83.2	7.2	1,464.4	22.2

Total fixed maturities, available-for-sale	$3,879.7	$110.4	$409.5	$44.6	$4,289.2	$155.0

Total equity securities, available-for-sale	$98.6	$3.2	$241.7	$2.8	$340.3	$6.0

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

Net Unrealized Gains and Losses on Available-for-Sale Securities

        The net unrealized gains and losses on investments in fixed maturities and equity securities available-for-sale are reported as a separate component of stockholders' equity, reduced by adjustments to DPAC, sales inducements, unearned revenue reserves and PDO that would have been required as a charge or credit to operations had such amounts been realized, and a provision for deferred income taxes.

        The cumulative amount of net unrealized gains and losses on available-for-sale securities was as follows:

	December 31,
	2004	2003
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale(1)	$2,504.8	$2,413.5
Net unrealized gains on equity securities, available-for-sale	14.0	18.1
Adjustments for assumed changes in amortization patterns:
Deferred policy acquisition costs	(242.9)	(274.4)
Sales inducements	0.5	—
Unearned revenue reserves	11.5	15.3
Net unrealized losses on derivative instruments	(2.0)	(90.9)
Net unrealized losses on policyholder dividend obligation	(118.5)	(99.0)
Net unrealized losses on equity method subsidiaries and minority interest adjustments	(40.1)	(12.1)
Provision for deferred income taxes	(723.4)	(679.1)

Net unrealized gains on available-for-sale securities	$1,403.9	$1,291.4

(1)
Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Commercial Mortgage Loans

        Commercial mortgage loans represent a primary area of credit risk exposure. At December 31, 2004 and 2003, the commercial mortgage portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2004		2003
	Carrying amount	Percent of total	Carrying amount	Percent of total
	(dollars in millions)
Geographic distribution
New England	$426.8	4.2%	$398.9	4.1%
Middle Atlantic	1,916.8	18.7	1,686.8	17.5
East North Central	913.0	8.9	945.7	9.8
West North Central	419.8	4.1	336.4	3.5
South Atlantic	2,419.8	23.7	2,285.2	23.7
East South Central	341.3	3.3	312.1	3.2
West South Central	726.9	7.1	662.1	6.9
Mountain	819.7	8.0	702.0	7.3
Pacific	2,283.0	22.4	2,350.8	24.5
Valuation allowance	(42.4)	(0.4)	(49.6)	(0.5)

Total	$10,224.7	100.0%	$9,630.4	100.0%

Property type distribution
Office	$3,383.5	33.1%	$3,545.2	36.8%
Retail	2,984.7	29.1	2,706.4	28.1
Industrial	2,826.4	27.6	2,708.8	28.1
Apartments	885.4	8.7	545.9	5.7
Hotel	48.0	0.5	52.8	0.5
Mixed use/other	139.1	1.4	120.9	1.3
Valuation allowance	(42.4)	(0.4)	(49.6)	(0.5)

Total	$10,224.7	100.0%	$9,630.4	100.0%

Commercial Mortgage Loan Loss Allowance

        Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a provision for loss is established equal to the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The provision for losses is included in net realized/unrealized capital losses on our consolidated statements of operations. Mortgage loans deemed to be impaired are directly charged against the asset or charged against the allowance for losses, and subsequent recoveries are credited to the allowance for losses.

        The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation of our loan specific reserve component is also subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Impaired mortgage loans along with the related allowance for losses were as follows:

	December 31,
	2004	2003
	(in millions)
Impaired loans	$105.4	$135.1
Allowance for losses	(6.5)	(12.5)

Net impaired loans	$98.9	$122.6

        The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Average recorded investment in impaired loans	$105.2	$81.6	$69.5
Interest income recognized on impaired loans	7.0	12.0	7.1

        All interest income on impaired commercial mortgage loans was recognized on the cash basis of income recognition.

        A summary of the changes in the commercial mortgage loan allowance for losses is as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Balance at beginning of year	$49.6	$83.6	$89.0
Provision for losses	14.4	1.3	33.5
Releases due to write-downs, sales and foreclosures	(21.6)	(35.3)	(38.9)

Balance at end of year	$42.4	$49.6	$83.6

Real Estate

        Depreciation expense on invested real estate was $37.1 million, $34.4 million and $31.8 million in 2004, 2003 and 2002, respectively. Accumulated depreciation was $202.8 million and $199.6 million as of December 31, 2004 and 2003, respectively.

Other Investments

        Other investments include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. Changes in the value of our investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders' equity. Total assets of the unconsolidated entities amounted to $6,838.3 million and $4,285.1 million at December 31, 2004 and 2003, respectively. Total revenues of the unconsolidated entities were $1,302.7 million, $752.9 million and $618.8 million in 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, we included $61.0 million, $40.3 million and $19.2 million, respectively, in net investment income representing our share of current year net income of the unconsolidated entities. At December 31, 2004 and 2003, our net investment in unconsolidated entities was $288.3 million and $99.4 million, respectively, which primarily included our minority interests in domestic and international joint ventures and partnerships.

        In the ordinary course of our business and as part of our investment operations, we have also entered into long term contracts to make and purchase mortgage loans aggregating $1,268.9 million and $1,012.0 million at December 31, 2004 and 2003, respectively.

        Derivatives are reflected on our consolidated statements of financial position and reported as a component of other investments. Certain seed money investments are carried at fair value with changes in fair value included in net income as net realized/unrealized capital gains or losses.

7.    Securitization Transactions

Commercial Mortgage Loans

        We, along with other contributors, sell commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as a qualifying special purpose entity pursuant to the guidance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-A Replacements of FASB Statement 125, they are not required to be consolidated under the provisions of FIN 46R. We retain primary servicing responsibilities and may retain other immaterial interests. We receive annual servicing fees approximating 0.01%, which approximates cost. The investors and the securitization entities have no recourse to our other assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk.

        In 2004, 2003, and 2002,we recognized gains of $14.4 million, $16.4 and $17.2 million, respectively, on the securitization of commercial mortgage loans.

        Key economic assumptions used in measuring the retained interests at the date of securitization resulting from transactions completed included a cumulative foreclosure rate between 4% and 10% during 2004, 5% and 12% during 2003, and 6% and 11% during 2002. The assumed range of the loss severity, as a percentage of defaulted loans, was between 13% and 31% during 2004, 14% and 33% during 2003, and 12% and 32% during 2002. The low end of the loss severity range relates to a portfolio of seasoned loans. The high end of the loss severity range relates to a portfolio of newly issued loans.

        At December 31, 2004 and 2003, the fair values of retained interests related to the securitizations of commercial mortgage loans were $304.3 million and $255.4 million, respectively. Key economic assumptions and the sensitivity of the current fair values of residual cash flows were tested to one and two standard deviations from the expected rates. The changes in the fair values at December 31, 2004 and 2003, as a result of these assumptions were not significant.

Securitization Transactions Cash Flows

        The table below summarizes cash flows for securitization transactions:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Proceeds from new securitizations	$871.1	$998.0	$1,067.6
Servicing fees received	1.1	0.9	0.7
Other cash flows received on retained interests	31.1	30.7	26.8

8.    Derivative Financial Instruments

        Derivatives are generally used to hedge or reduce exposure to market risks (primarily interest rate and foreign currency risks) associated with assets held or expected to be purchased or sold and liabilities incurred or expected to be incurred. Derivatives are used to change the characteristics of our asset/liability mix consistent with our risk management activities. Additionally, derivatives are also used in asset replication strategies. We do not buy, sell or hold these investments for trading purposes.

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

        Prior to the application of the aforementioned credit enhancements, the gross exposure to credit risk with respect to these derivative instruments was $951.1 million and $811.0 million at December 31, 2004 and 2003, respectively. Subsequent to the application of such credit enhancements, the net exposure to credit risk was $554.6 million and $476.5 million at December 31, 2004 and 2003, respectively.

        The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31,
	2004	2003
	(in millions)
Notional amounts of derivative instruments with regard to U.S. operations
Interest rate swaps	$7,481.9	$5,024.9
Foreign currency swaps	3,013.4	2,823.4
Credit default swaps	988.3	863.3
Interest rate lock commitments	634.3	—
Mortgage-backed forwards and options	586.8	522.1
Bond forwards	508.0	467.2
Embedded derivative financial instruments	499.1	455.9
Swaptions	429.0	315.0
Currency forwards	356.4	282.0
Call options	73.0	30.0
Bond options	38.5	17.5
Futures	11.8	27.8
Other	—	1.5

	14,620.5	10,830.6
Notional amounts of derivative instruments with regard to international operations
Embedded derivative financial instruments	395.3	314.6
Currency forwards	85.3	—
Foreign currency swaps	24.1	—

Total notional amounts at end of year	$15,125.2	$11,145.2

Net credit exposure of derivative instruments with regard to U.S. operations
Foreign currency swaps	$803.4	$637.1
Bond forwards	66.8	52.2
Interest rate swaps	41.5	68.9
Credit default swaps	19.3	45.9
Call options	10.5	6.6
Currency forwards	1.6	0.3
Bond options	0.7	—

Total credit exposure at end of year	943.8	811.0
Net credit exposure of derivative instruments with regard to international operations
Currency forwards	5.5	—
Foreign currency swaps	1.8	—

Total credit exposure at end of year	$951.1	$811.0

        The net interest effect of interest rate, currency swap and credit default swap transactions is recorded as an adjustment to net investment income or interest expense, as appropriate, over the periods covered by the agreements.

        The fair value of our derivative instruments related to investment hedges and classified as other invested assets at December 31, 2004 and 2003, was $864.2 million and $736.4 million, respectively. The fair value of derivative instruments classified as liabilities at December 31, 2004 and 2003, was $195.9 million and $124.5 million, respectively, and was reported with other liabilities on the consolidated statements of financial position.

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

        We recognized a pre-tax net loss of $(28.7) million, $(9.5) million and $(20.4) million in 2004, 2003 and 2002, respectively, relating to the ineffective portion of our fair value investment hedges, which was reported with net realized/unrealized capital losses on our consolidated statements of operations.

Cash Flow Hedges

        We also utilize floating-to-fixed rate interest rate swaps to match cash flows.

        We entered into currency exchange swap agreements to convert both principal and interest payments of certain foreign denominated assets and liabilities into U.S. dollar denominated fixed-rate instruments to eliminate the exposure to future currency volatility on those items.

        At December 31, 2004, we had hedged the exposure to variable cash flows of $46.7 million of unrecognized firm commitments. These firm commitments are scheduled to fund in first quarter 2005.

        In 2004, 2003 and 2002, we recognized a $57.8 million, $49.6 million and $(74.5) million after-tax increase (decrease) in value, respectively, related to cash flow hedges in accumulated other comprehensive income. During this time period, none of our cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. We reclassified $5.2 million and $54.6 million net losses from accumulated comprehensive income into earnings during 2004 and 2003, respectively, and we expect to reclassify $21.3 million net losses in the next 12 months.

        In most cases, zero hedge ineffectiveness for cash flow hedges is assumed because the derivative instrument was constructed such that all terms of the derivative match the hedged risk in the hedged item. As a result, we have recognized an immaterial amount in net income due to cash flow hedge ineffectiveness.

Derivatives Not Designated as Hedging Instruments

        We attempt to match the timing of when interest rates are committed on insurance products and other new investments. However, timing differences may occur and can expose us to fluctuating interest rates. To offset this risk, we use mortgage-backed forwards, over-the-counter options on mortgage-backed securities, U.S. Treasury futures contracts, options on Treasury futures, Treasury rate guarantees and interest rate floors to economically hedge anticipated transactions and to manage interest rate risk. Futures contracts are marked to market and settled daily, which minimizes the counterparty risk. Forward contracts are marked to market no less than quarterly.

        Occasionally, we will sell a callable investment-type contract and may use interest rate swaptions or similar instruments to transform the callable liability into a fixed term liability. In addition, we may sell an investment-type contract with attributes tied to market indices, in which case we write an equity call option to convert the overall contract into a fixed-rate liability, essentially eliminating the equity component altogether. We have also entered into credit default swaps to exchange the credit default swap risk of one bond for that of another. We have also entered into currency forward agreements and swaps to reduce the exposure to future currency volatility in certain short-term foreign cash equivalents and available-for-sale securities.

        We also have interest rate lock commitments that are done as part of our commercial mortgage loan securitization operation. Fair value is determined by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of each commitment.

        Although the above-mentioned derivatives are effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under SFAS 133. As such, periodic changes in the market value of these instruments flow directly into net income. In 2004, 2003 and 2002, gains (losses) of $(58.6) million, $68.5 million and $13.2 million, respectively, were recognized in income from market value changes of derivatives not receiving hedge accounting treatment.

        We may purchase or issue financial instruments or products that contain a derivative instrument that is embedded in the financial instrument or products. When it is determined that the embedded derivative possesses economic characteristics that are not clearly or closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net income.

        In 2002, we entered into an interest rate swap as part of a structuring process of an investment grade collateralized debt obligation ("CDO") issuance. Due to market conditions, the CDO was never issued. The pre-tax loss realized on the termination of the interest rate swap was $17.3 million.

9.    Closed Block

        In connection with the 1998 mutual insurance holding company ("MIHC") formation, Principal Life formed a Closed Block to provide reasonable assurance to policyholders included therein that, after the formation of the MIHC, assets would be available to maintain dividends in aggregate in accordance with the 1997 policy dividend scales, if the experience underlying such scales continued. Assets of Principal Life were allocated to the Closed Block in an amount that produces cash flows which, together with anticipated revenue from policies and contracts included in the Closed Block, were expected to be sufficient to support the Closed Block policies, including, but not limited to, provisions for payment of claims, certain expenses, charges and taxes, and to provide for continuation of policy and contract dividends in aggregate in accordance with the 1997 dividend scales, if the experience underlying such scales continues, and to allow for appropriate adjustments in such scales, if such experience changes. Due to adjustable life policies being included in the Closed Block, the Closed Block is charged with amounts necessary to properly fund for certain adjustments, such as face amount and premium increases, that are made to these policies after the Closed Block inception date. These amounts are referred to as Funding Adjustment Charges and are treated as capital transfers from the Closed Block.

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

        A PDO is required to be established for earnings in the Closed Block that are not available to stockholders. A model of the Closed Block was established to produce the pattern of expected earnings in the Closed Block (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income).

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2004 and 2003, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected resulting in the recognition of a PDO of $118.5 million and $99.0 million as of December 31, 2004 and 2003, respectively.

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31,
	2004	2003
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$5,409.0	$5,401.7
Other policyholder funds	28.8	30.7
Policyholder dividends payable	364.3	371.3
Policyholder dividend obligation	118.5	99.0
Other liabilities	42.6	42.9

Total Closed Block liabilities	5,963.2	5,945.6
Assets designated to the Closed Block
Fixed maturities, available-for-sale	3,057.5	2,864.1
Equity securities, available-for-sale	74.9	80.7
Mortgage loans	754.5	849.9
Real estate	1.7	1.9
Policy loans	751.2	757.8
Other investments	19.9	26.8

Total investments	4,659.7	4,581.2
Cash and cash equivalents (deficit)	0.4	(6.0)
Accrued investment income	72.9	74.1
Deferred income tax asset	78.9	70.1
Premiums due and other receivables	22.8	28.1
Other assets	18.8	22.3

Total assets designated to the Closed Block	4,853.5	4,769.8

Excess of Closed Block liabilities over assets designated to the Closed Block	1,109.7	1,175.8
Amounts included in other comprehensive income	63.0	74.6

Maximum future earnings to be recognized from Closed Block assets and liabilities	$1,172.7	$1,250.4

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Revenues
Premiums and other considerations	$648.7	$684.3	$710.0
Net investment income	301.6	306.6	309.9
Net realized/unrealized capital losses	(4.1)	(6.6)	(40.8)

Total revenues	946.2	984.3	979.1
Expenses
Benefits, claims and settlement expenses	515.1	557.4	583.3
Dividends to policyholders	289.1	298.6	305.2
Operating expenses	11.6	8.3	12.3

Total expenses	815.8	864.3	900.8

Closed Block revenue, net of Closed Block expenses, before income taxes	130.4	120.0	78.3
Income taxes	42.6	39.5	25.2

Closed Block revenue, net of Closed Block expenses and income taxes	87.8	80.5	53.1
Funding adjustment charges	(10.1)	(31.9)	(3.5)

Closed Block revenue, net of Closed Block expenses, income tax and funding adjustment charges	$77.7	$48.6	$49.6

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Beginning of year	$1,250.4	$1,299.0	$1,348.6
End of year	1,172.7	1,250.4	1,299.0

Change in maximum future earnings	$(77.7)	$(48.6)	$(49.6)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

10.    Deferred Policy Acquisition Costs

        Policy acquisition costs deferred and amortized in 2004, 2003 and 2002 were as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Balance at beginning of year	$1,568.9	$1,409.5	$1,357.2
Cost deferred during the year	477.7	349.7	323.0
Amortized to expense during the year	(210.8)	(140.0)	(144.4)
Effect of unrealized gains	32.1	(50.3)	(126.3)
Other(1)	(30.3)	—	—

Balance at end of year	$1,837.6	$1,568.9	$1,409.5

(1)
Due to the January 1, 2004 adoption of SOP 03-1, we reclassified $30.3 million of sales inducements from DPAC to other assets.

11.    Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2004	2003
	(in millions)
Liabilities for investment-type contracts:
GICs	$12,803.3	$12,868.3
Funding agreements	11,266.3	9,336.2
Other investment-type contracts	1,528.3	1,563.4

Total liabilities for investment-type contracts	25,597.9	23,767.9
Liabilities for individual annuities	4,547.2	3,486.2
Universal life and other reserves	2,038.2	1,642.3

Total contractholder funds	$32,183.3	$28,896.4

        Our GICs and funding agreements contain provisions limiting early surrenders, which typically include penalties for early surrenders and minimum notice requirements.

        Funding agreements include those issued directly to nonqualified institutional investors, as well as to three separate programs where the funding agreements are issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

        We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2004 and 2003, $3,867.0 million and $3,618.7 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program.

        In addition, we are authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated qualifying special purpose entity. As of December 31, 2004 and 2003, $5,462.3 million and $5,613.4 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given the March 2004 establishment of the SEC-registered program described in the next paragraph.

        We are authorized to issue up to $4.0 billion of funding agreements under a program established in March, 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. Under this program, both the notes and the supporting funding agreements are registered with the SEC. As of December 31, 2004, $1,831.5 million of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other two funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by Principal Financial Group, Inc.

Future Policy Benefits and Claims

        Activity in the liability for unpaid accident and health claims, which is included with future policy benefits and claims in the consolidated statements of financial position, is summarized as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Balance at beginning of year	$705.8	$699.3	$714.8
Incurred:
Current year	1,634.2	1,572.3	1,588.3
Prior years	19.9	(24.7)	0.6

Total incurred	1,654.1	1,547.6	1,588.9
Payments:
Current year	1,381.6	1,304.6	1,333.2
Prior years	247.6	236.5	271.2

Total payments	1,629.2	1,541.1	1,604.4
Balance at end of year:
Current year	252.6	267.7	255.1
Prior years	478.1	438.1	444.2

Total balance at end of year	$730.7	$705.8	$699.3

        The activity summary in the liability for unpaid accident and health claims shows an increase (decrease) of $19.9 million, $(24.7) million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, relating to prior years. Such liability adjustments, which affected current operations during 2004, 2003 and 2002, respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. In addition, in 2003 we established a premium deficiency reserve on our medical conversion business that was included in our incurred but not reported claim reserve in prior years. These trends have been considered in establishing the current year liability for unpaid accident and health claims. We also had claim adjustment expenses of $28.3 million, $27.7 million and $23.0 million, and related reinsurance recoverables of $3.6 million, $2.5 million and $2.0 million in 2004, 2003 and 2002, respectively, which are not included in the rollforward above.

12.    Debt

Short-Term Debt

        The components of short-term debt as of December 31, 2004 and 2003, were as follows:

	December 31,
	2004	2003
	(in millions)
Commercial paper	$75.0	$399.8
Other recourse short-term debt	56.4	27.0
Nonrecourse short-term debt	150.3	276.0

Total short-term debt	$281.7	$702.8

        As of December 31, 2004, we had credit facilities with various financial institutions in an aggregate amount of $1.1 billion. As of December 31, 2004 and 2003, we had $281.7 million and $702.8 million of outstanding borrowings related to our credit facilities, with $221.3 million and $333.3 million of assets pledged as support, respectively. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2004.

        The weighted-average interest rates on short-term borrowings as of December 31, 2004 and 2003, were 2.7% and 1.6%, respectively.

Long-Term Debt

        The components of long-term debt as of December 31, 2004 and 2003, were as follows:

	December 31,
	2004	2003
	(in millions)
7.95% notes payable, due 2004	$—	$200.0
8.2% notes payable, due 2009	464.2	464.0
7.875% surplus notes payable, due 2024	—	199.0
8% surplus notes payable, due 2044	99.2	99.2
Nonrecourse mortgages and notes payable	213.2	340.7
Other mortgages and notes payable	66.9	71.4

Total long-term debt	$843.5	$1,374.3

        The amounts included above are net of the discount and direct costs associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On August 25, 1999, Principal Financial Group (Australia) Holdings Pty. Limited, a wholly owned indirect subsidiary, issued $665.0 million of unsecured redeemable long-term debt. Of this amount, $200.0 million of 7.95% notes matured on August 15, 2004, with the remaining $465.0 million in 8.2% notes due August 15, 2009. Interest on the notes is payable semiannually on February 15 and August 15 of each year. Principal Financial Group (Australia) Holdings Pty. Limited used the net proceeds from the notes to partially fund the purchase of the outstanding stock of several companies affiliated with Bankers Trust Australia Group. On December 28, 2001, all of the long-term debt obligations of Principal Financial Group (Australia) Holdings Pty. Limited were assumed by its parent, Principal Financial Services, Inc.

        On March 10, 1994, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest of $10.6 million for the year ended December 31, 2004, and $23.8 million for each of the years ended December 31, 2003 and 2002, respectively, was approved by the Commissioner, and charged to expense.

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

        The mortgages and other notes payable are financings for real estate developments. We, including certain subsidiaries, had $125.0 million in credit facilities with various financial institutions, in addition to obtaining loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2004, range from $0.4 million to $98.7 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding principal balances as of December 31, 2003, range from $0.4 million to $99.9 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $298.7 million and $322.1 million as of December 31, 2004 and 2003, respectively.

        At December 31, 2004, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2005	$46.1
2006	42.5
2007	109.4
2008	76.0
2009	464.6
Thereafter	104.9

Total future maturities of the long-term debt	$843.5

        Cash paid for interest for 2004, 2003 and 2002, was $102.2 million, $110.6 million and $101.0 million, respectively. These amounts include interest paid on taxes during these years.

13.    Income Taxes

        Our income tax expense (benefit) from continuing operations was as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Current income taxes (benefits):
U.S. federal	$244.0	$104.2	$(99.7)
State and foreign	39.3	39.2	40.4
Net realized/unrealized capital gains (losses)	4.2	(118.6)	(76.1)

Total current income taxes (benefits)	287.5	24.8	(135.4)
Deferred income taxes (benefits)	(108.4)	152.2	60.5

Total income taxes (benefits)	$179.1	$177.0	$(74.9)

        Our provision for income taxes may not have the customary relationship of taxes to income. Differences between the prevailing corporate income tax rate of 35% times the pre-tax income and our effective tax rate on pre-tax income are generally due to inherent differences between income for financial reporting purposes and income for tax purposes and the establishment of adequate provisions for any challenges of the tax filings and tax payments to the various taxing jurisdictions. A reconciliation between the corporate income tax rate and the effective tax rate from continuing operations is as follows:

	For the year ended December 31,
	2004	2003	2002
Statutory corporate tax rate	35%	35%	35%
Dividends received deduction	(9)	(7)	(19)
Interest exclusion from taxable income	(2)	(2)	(3)
Federal tax settlement for prior years	—	(3)	(31)
Section 29 fuel tax credits	(2)	—	—
Other	(2)	(2)	(2)

Effective tax rate	20%	21%	(20)%

        Significant components of our net deferred income taxes were as follows:

	December 31,
	2004	2003
	(in millions)
Deferred income tax assets (liabilities):
Insurance liabilities	$390.9	$426.7
Other deferred tax assets	88.9	86.0

Total deferred tax assets	479.8	512.7
Deferred policy acquisition costs	(578.6)	(511.6)
Net unrealized gains on available-for-sale securities	(723.4)	(679.1)
Other deferred tax liabilities	(289.0)	(501.7)

Total deferred tax liabilities	(1,591.0)	(1,692.4)

Total net deferred income tax liabilities	$(1,111.2)	$(1,179.7)

        At December 31, 2004 and 2003, respectively, our net deferred tax liability is comprised of international net deferred tax assets of $20.5 million and $19.2 million, which have been included in other assets, and $1,131.7 million and $1,198.9 million of U.S. net deferred tax liabilities, which have been included in deferred income taxes in the consolidated statements of financial position.

        The Internal Revenue Service (the "Service") has completed examinations of the U.S. consolidated federal income tax returns for 2000 and prior years. The Service continues to review our 2001 tax return and has also started to examine returns for 2002 and 2003. The Service's completion of the examination for 1999 - 2000 resulted in a notice of deficiency that was issued on December 29, 2004. We paid the deficiency (approximately $444.0 million, including interest) in January 2005 and plan to file claims for refund relating to the disputed adjustments. The majority of the deficiency is attributable to the disallowance of carrybacks of capital losses, net operating losses and foreign tax credits arising in years after 2001; we expect the Service to allow the carrybacks upon completion of the audit of the returns for the years in which the losses and credits arose. The remainder of the deficiency is attributable to both contested issues and adjustments that we have accepted. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues. Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2000 to have a material impact on our net income. Similarly, we believe that there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2000.

        U.S. Federal and state income taxes have not been provided on approximately $130.8 million of accumulated but undistributed earnings from operations of foreign subsidiaries. Such earnings are considered to be indefinitely reinvested in the business. Determining the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted is not practicable due to foreign tax credits and exclusions that may become available at the time of remittance. A tax liability will be recognized when we no longer plan to indefinitely reinvest the earnings or when we plan to sell all or a portion of our ownership interest.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act includes a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries. A company may elect to apply this provision to qualifying earnings that are repatriated in its 2005 tax year. We have begun an evaluation of the effects of this repatriation provision; however, we do not expect to be able to complete our evaluation until Congress, the Treasury Department and the Internal Revenue Service provide additional clarifying language and/or guidance on certain key elements of the provision. Whether we will ultimately elect to utilize this repatriation provision depends on a number of factors including review of this related guidance. We expect to complete our review and analysis of the effects of the repatriation provision within a reasonable period of time following issuance of the future clarifying language and/or guidance. The range of possible amounts that we are considering for repatriation under this provision is between zero and approximately $54.0 million. Taking into consideration our current accrual, which does not apply the provisions of the Act, the related potential range of income tax effects of such repatriation under the Act is between zero and a benefit of approximately $1.7 million.

        Net cash paid for income taxes in 2004 was $599.3 million, of which $444.3 million was attributable to Principal Residential Mortgage, Inc. Net cash received for income taxes in 2003 and 2002 was $72.0 million and $189.3 million, respectively, primarily due to refunds for the 2002 loss on the sale of BT Financial Group, 2001 capital losses and the favorable settlement of an Internal Revenue Service audit issue.

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

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2004	2003	2004	2003
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(1,191.4)	$(1,046.4)	$(253.3)	$(280.2)
Service cost	(49.6)	(49.0)	(8.7)	(12.3)
Interest cost	(73.8)	(66.9)	(15.4)	(17.9)
Actuarial gain (loss)	(62.6)	(65.5)	(22.3)	55.0
Participant contributions	—	—	(2.9)	(2.5)
Benefits paid	42.2	38.1	10.9	9.7
Curtailment gain	25.1	—	3.9	—
Special termination benefits	(1.8)	—	—	—
Other	(0.2)	(1.7)	—	(5.1)

Benefit obligation at end of year	$(1,312.1)	$(1,191.4)	$(287.8)	$(253.3)

Change in plan assets
Fair value of plan assets at beginning of year	$1,033.5	$893.3	$378.8	$354.0
Actual return on plan assets	124.8	140.5	36.3	31.5
Employer contribution	40.3	37.8	1.4	0.5
Participant contributions	—	—	2.9	2.5
Benefits paid	(42.2)	(38.1)	(10.9)	(9.7)

Fair value of plan assets at end of year	$1,156.4	$1,033.5	$408.5	$378.8

Funded (underfunded) status	$(155.7)	$(157.9)	$120.7	$125.5
Unrecognized net actuarial loss	165.9	165.6	20.2	7.3
Unrecognized prior service cost (benefit)	4.0	6.0	(19.9)	(24.4)
Unamortized transition asset	—	(0.1)	—	—

Net prepaid benefit asset	$14.2	$13.6	$121.0	$108.4

Amounts recognized in statement of financial position consist of
Prepaid benefit cost	$185.7	$166.7	$121.3	$109.0
Accrued benefit liability including minimum liability	(179.6)	(157.0)	(0.3)	(0.6)
Accumulated other comprehensive income	8.1	3.9	—	—

Net amount recognized	$14.2	$13.6	$121.0	$108.4

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

        The Principal Residential Mortgage, Inc. divestiture resulted in a curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", for the plans that provided benefits to the Principal Residential Mortgage, Inc. participants. A mid-year remeasurement to reflect the curtailment occurred as of the date of sale, July 1, 2004. Curtailment gains of $25.1 million and $3.9 million occurred under the pension and other postretirement benefit plans, respectively. This did not affect the pension plans or other postretirement benefit plans covering agents and managers. In addition, this did not affect the long-term care plan because these plans consist of only retired participants.

        Due to the Principal Residential Mortgage, Inc. divestiture, we provided for contractual termination benefits in connection with termination of employment for a select group of Principal Residential Mortgage, Inc. management employees. The pension plan recognized $1.8 million in special termination benefits liability.

        The pension plans' gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees. For the qualified pension plan, there is no corridor recognized in determining the amount to amortize; for the nonqualified pension plans, the corridor allowed under SFAS 87 is used.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") was signed into law. The Medicare Modernization Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. The prescription drug benefits offered by the sponsor must be at least actuarially equivalent to benefits offered under Medicare Part D to qualify for the subsidy. This subsidy is effective in 2006 and would only apply to benefits paid for qualifying retirees who have not enrolled in Medicare Part D.

        On July 26, 2004, the Centers of Medicare and Medicaid Services ("CMS") issued proposed regulations that provided guidance on the definition of actuarially equivalent retiree prescription drug coverage. These regulations aided in our third quarter, 2004, determination that the majority of our retiree prescription drug benefit coverage is actuarially equivalent to Medicare's Part D prescription drug plan and thus makes us eligible for the tax-free subsidy beginning in 2006. Accordingly, we conducted a mid-year remeasurement during third quarter 2004 of our retiree medical plans to reflect the recognition of the Medicare Modernization Act in accordance with FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This caused an actuarial gain of approximately $22.5 million for the medical plans. In addition, it also caused the net periodic benefit cost for 2004 to change for the fourth quarter. The 2004 service cost decreased by approximately $0.2 million, interest cost decreased approximately $0.4 million and the actuarial loss amortization decreased by $0.1 million.

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

        There was an aggregate actuarial liability loss of $22.3 million during 2004 for the other postretirement benefit plans. Of this, $44.8 million was due to an actuarial liability loss experience primarily due to the 25 basis point drop in the discount rate and an increase in the health care cost trend rate. However, this loss was partially offset by the $22.5 million in actuarial liability gain due to the recognition of the Medicare Modernization Act.

        An actuarial liability gain of $55.0 million occurred during 2003 for the other postretirement benefit plans. This was due to the demographic experience of the active employees (higher turnover rates than expected), a change in demographic assumptions including an increase in the turnover rates, which more appropriately reflects past experience and our expectations for the future and only a slight increase in our claim cost per capita assumptions from the previous year. Claim costs are developed by looking at the plan's actual experience. Slightly offsetting these gains was a loss created by a lower discount rate assumption.

        The accumulated benefit obligation for all defined benefit pension plans was $1,098.6 million and $976.8 million at December 31, 2004, and 2003, respectively.

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

	December 31,
	2004	2003
	(in millions)
Projected benefit obligation	$233.3	$224.0
Accumulated benefit obligation	179.6	157.0

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets:

	December 31,
	2004	2003
	(in millions)
Accumulated postretirement benefit obligation	$92.7	$88.3
Fair value of plan assets	90.3	84.6

Components of net periodic benefit cost (in millions):

	Pension benefits			Other postretirement benefits
	For the year ended December 31,			For the year ended December 31,
	2004	2003	2002	2004	2003	2002
Service cost	$49.6	$49.0	$36.5	$8.7	$12.3	$9.4
Interest cost	73.8	66.9	63.0	15.4	17.9	17.8
Expected return on plan assets	(87.4)	(74.8)	(84.6)	(27.6)	(25.8)	(32.8)
Amortization of prior service cost (benefit)	1.8	1.7	1.7	(2.8)	(3.2)	(2.7)
Amortization of transition (asset) obligation	(0.1)	(0.5)	(2.2)	—	—	—
Recognized net actuarial (gain) loss	14.1	17.9	(7.9)	0.5	2.7	0.2
Special termination and benefits	1.8	—	—	—	—	—
Curtailment gain	(13.8)	—	—	(5.4)	—	—

Net periodic benefit cost (income)	$39.8	$60.2	$6.5	$(11.2)	$3.9	$(8.1)

Additional information:

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2004	2003	2004	2003
	(in millions)
Increase in minimum liability included in other comprehensive income	$4.3	$3.9	N/A	N/A

Assumptions:

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	December 31,
	2004	2003	2004	2003
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%/6.50%*	6.50%	7.50%	6.25%/6.50%*	6.50%	7.50%
Expected long-term return on plan assets	8.50%	8.50%	9.00%	7.31%	7.36%	9.11%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

*
The first three quarters of 2004 expense for the home office pension and other postretirement benefit plans and retiree medical plans were based on a 6.25% discount rate. The last quarter of 2004 was based on a 6.50% discount rate due to the third quarter 2004 remeasurement for the Principal Residential Mortgage, Inc. divestiture and Medicare Modernization Act. A remeasurement did not occur on the agents and managers pension and other non-medical postretirement benefit plans.

        For other postretirement benefits, the 7.31% rate for 2004 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 7.25%, 7.75% and 7.75%, respectively.

        The expected return on plan assets is the long-term rate we expect to be earned based on the plans' investment strategy. Historical returns of multiple asset classes were analyzed to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

Assumed health care cost trend rates

	For the year ended December 31,
	2004	2003
Health care cost trend rate assumed for next year under age 65	14.45%	12.50%
Health care cost trend rate assumed for next year age 65 and over	12.75%	12.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2010

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage- point increase	1-percentage- point decrease
	(in millions)
Effect on total of service and interest cost components	$5.1	$(3.2)
Effect on accumulated postretirement benefit obligation	45.9	(37.5)

Pension Plan Assets

        The pension plan's weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

	October 1,
Asset category
	2004	2003
Domestic equity securities	57%	58%
International equity securities	10	10
Domestic debt securities	25	27
Real estate	8	5

Total	100%	100%

        Our investment strategy is to achieve the following:

  •
  Obtain a reasonable long-term return consistent with the level of risk assumed and at a cost of operation within prudent levels. Performance benchmarks are monitored.

  •
  Ensure that sufficient cash is on hand to meet the emerging benefit liabilities for the plan.

  •
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

        The overall target asset allocation for the qualified plan assets is:

Asset category	Target allocation
Domestic equity securities	40% - 60%
International equity securities	5% - 15%
Domestic debt securities	20% - 30%
International debt securities	0% - 7%
Real estate	3% - 10%
Other	0% - 7%

        For 2004 and 2003, respectively, the plan assets include $26.6 million and $66.8 million in Principal Financial Group stock held under a separate account under an annuity contract. These assets were received in the qualified defined benefit plan as a result of the demutualization. We have a plan in place to liquidate these holdings, which we are planning to complete in 2005.

Other Postretirement Benefit Plans' Assets

        The other postretirement benefit plans' weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

	October 1,
Asset category
	2004	2003
Equity securities	50%	47%
Debt securities	50	53

Total	100%	100%

        The weighted average target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
Equity securities	50 - 70%
Debt securities	30 - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        We expect to contribute roughly $1.5 million to our other postretirement benefit plans in 2005. Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We don't anticipate that we will be required to fund a minimum annual contribution under ERISA for the qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2005 in the range of $10-$50 million. This includes funding for both our qualified and nonqualified plans.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, expected to be paid and the amount of tax-free subsidy receipts expected to be received are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare part D subsidy receipts
	(in millions)
Year ending December 31:
2005	$40.7	$16.8	$0.0
2006	42.8	18.5	0.9
2007	45.6	20.7	0.9
2008	49.5	23.0	1.0
2009	54.1	25.8	1.2
2010 - 2014	341.1	175.2	8.4

        The above table reflects the total benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2004.

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and non-qualified plans.

	For the year ended December 31,
	2004			2003
	Qualified plan	Nonqualified plans	Total	Qualified plan	Nonqualified plans	Total
	(in millions)
Benefit obligation, end of the year	$(1,078.8)	$(233.3)	$(1,312.1)	$(967.4)	$(224.0)	$(1,191.4)
Fair value of plan assets, end of the year	1,156.4	—	1,156.4	1,033.5	—	1,033.5

Funded (underfunded) status	77.6	(233.3)	(155.7)	66.1	(224.0)	(157.9)
Unrecognized net actuarial loss	97.6	68.3	165.9	85.5	80.1	165.6
Unrecognized prior service cost (benefit)	10.5	(6.5)	4.0	15.3	(9.3)	6.0
Unrecognized transition (asset) liability	—	—	—	(0.2)	0.1	(0.1)

Net amount recognized	$185.7	$(171.5)	$14.2	$166.7	$(153.1)	$13.6

Amounts recognized in statement of financial position
Prepaid benefit cost	$185.7	$—	$185.7	$166.7	$—	$166.7
Accrued benefit liability including minimum liability	—	(179.6)	(179.6)	—	(157.0)	(157.0)
Accumulated other comprehensive income	—	8.1	8.1	—	3.9	3.9

Net amount recognized	$185.7	$(171.5)	$14.2	$166.7	$(153.1)	$13.6

Components of net periodic benefit cost
Service cost	$40.4	$9.2	$49.6	$41.5	$7.5	$49.0
Interest cost	59.9	13.9	73.8	55.4	11.5	66.9
Expected return on plan assets	(87.4)	—	(87.4)	(74.8)	—	(74.8)
Amortization of prior service cost (benefit)	3.7	(1.9)	1.8	3.7	(2.0)	1.7
Amortization of transition (asset) obligation	(0.2)	0.1	(0.1)	(1.6)	1.1	(0.5)
Recognized net actuarial loss	7.8	6.3	14.1	14.3	3.6	17.9
Special termination benefits	—	1.8	1.8	—	—	—
Curtailment gain	(13.2)	(0.6)	(13.8)	—	—	—

Net periodic benefit cost	$11.0	$28.8	$39.8	$38.5	$21.7	$60.2

        In addition, we have defined contribution plans that are generally available to all employees and agents who are 21 or older. Eligible participants could not contribute more than $13,000 of their compensation to the plans in 2004. We match the participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. Effective September 1, 2002, the employer stock fund was converted to an employee stock ownership plan. We contributed $18.6 million, $18.5 million and $20.2 million in 2004, 2003, and 2002 respectively, to our qualified defined contribution plans.

        We also have a nonqualified defined contribution plan available to select employees and agents who are age 21 and over which allows them to contribute amounts in excess of limits imposed by federal tax law. We match the participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. We contributed $4.5 million, $3.7 million and $3.5 million in 2004, 2003, and 2002, respectively, to our nonqualified defined contribution plans.

        As a result of the demutualization, the defined contribution plans received $19.7 million in compensation, which was allocated to participant accounts.

15.    Contingencies, Guarantees and Indemnifications

Litigation

        We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

        Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies. We received a subpoena on March 3, 2005 from the Office of the Attorney General of the State of New York seeking information on compensation agreements associated with the sale of retirement products. We will cooperate fully with the inquiry. We have and will continue to cooperate with regulators regarding any inquiries about our business practices.

        On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries Principal Life and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This new lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from the state court to the United States District Court for the Southern District of Iowa. We intend to vigorously defend this matter.

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

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2004 through 2019. The maximum exposure under these agreements as of December 31, 2004, was approximately $210.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

        In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac, for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $195.0 million as of December 31, 2004). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. Such judicial relief has been granted to BT Financial Group and Westpac with regard to the vast majority of affected investors. As a result, we do not believe that this matter will result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

        On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group. Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004. The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $40.0 million) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $35.0 million) related to fund pricing and accounting issues around a tax asset called future income tax benefit ("FITB"). FITB is an asset used in calculating unit pricing of funds. Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated. We intend to vigorously defend against these claims. Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

        We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group, Principal Residential Mortgage, Inc., and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business, financial position or net income. The fair value of such indemnifications issued after January 1, 2003, was determined to be insignificant.

Securities Posted as Collateral

        We posted $364.9 million in securities under collateral agreements at December 31, 2004, to satisfy collateral requirements primarily associated with our derivatives credit support agreements and a reinsurance arrangement with our U.S. Asset Management and Accumulation segment.

16.    Stockholders' Equity

Common Stock

        On December 17, 2004, we paid an annual dividend of $166.5 million, equal to $0.55 per share, to stockholders of record as of November 12, 2004. On December 8, 2003, we paid an annual dividend of $145.3 million, equal to $0.45 per share, to stockholders of record as of November 7, 2003. On December 9, 2002, we paid an annual dividend of $83.8 million, equal to $0.25 per share, to stockholders of record as of November 8, 2002.

        In the last two years, our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

        In May 2004, our Board of Directors authorized a repurchase program of up to $700.0 million of our outstanding common stock. The repurchases have been made in the open market or through privately negotiated transactions, from time to time, depending on market conditions. As of December 31, 2004, $75.0 million remains outstanding under this repurchase program.

Other Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

        The components of accumulated other comprehensive income were as follows:

	Net unrealized gains (losses) on available- for-sale securities	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2002	$454.4	$(34.1)	$(272.8)	$—	$147.5
Net change in unrealized gains (losses) on fixed maturities, available-for-sale	844.4	—	—	—	844.4
Net change in unrealized gains (losses) on equity securities, available-for-sale	45.1	—	—	—	45.1
Net change in unrealized gains (losses) on equity method subsidiaries and minority interest adjustments	(7.3)	—	—	—	(7.3)
Adjustments for assumed changes in amortization pattern:
Deferred policy acquisition costs	(121.6)	—	—	—	(121.6)
Unearned revenue reserves	6.4	—	—	—	6.4
Net change in unrealized gains (losses) on derivative instruments	—	(114.6)	—	—	(114.6)
Net change in unrealized gains (losses) on policyholder dividend obligation	(33.6)	—	—	—	(33.6)
Provision for deferred income tax benefit (expense)	(257.2)	40.1	—	—	(217.1)
Change in net foreign currency translation adjustment	—	—	86.6	—	86.6

Balances at December 31, 2002	$930.6	$(108.6)	$(186.2)	$—	$635.8

	Net unrealized gains (losses) on available- for-sale securities	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2003	$930.6	$(108.6)	$(186.2)	$—	$635.8
Net change in unrealized gains (losses) on fixed maturities, available-for-sale	728.0	—	—	—	728.0
Net change in unrealized gains (losses) on equity securities, available-for-sale	18.4	—	—	—	18.4
Net change in unrealized gains (losses) on equity method subsidiaries and minority interest adjustments	(7.8)	—	—	—	(7.8)
Adjustments for assumed changes in amortization pattern:
Deferred policy acquisition costs	(48.2)	—	—	—	(48.2)
Unearned revenue reserves	1.6	—	—	—	1.6
Net change in unrealized gains (losses) on derivative instruments	—	76.3	—	—	76.3
Net change in unrealized gains (losses) on policyholder dividend obligation	(65.3)	—	—	—	(65.3)
Provision for deferred income tax benefit (expense)	(216.0)	(26.7)	—	1.4	(241.3)
Change in net foreign currency translation adjustment	—	—	68.6	—	68.6
Change in minimum pension liability adjustment	—	—	—	(3.9)	(3.9)
Cumulative effect of accounting change, net of related income taxes	9.1	—	—	—	9.1

Balances at December 31, 2003	$1,350.4	$(59.0)	$(117.6)	$(2.5)	$1,171.3

	Net unrealized gains (losses) on available- for-sale securities	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2004	$1,350.4	$(59.0)	$(117.6)	$(2.5)	$1,171.3
Net change in unrealized gains (losses) on fixed maturities, available-for-sale	91.3	—	—	—	91.3
Net change in unrealized gains (losses) on equity securities, available-for-sale	(4.1)	—	—	—	(4.1)
Net change in unrealized gains (losses) on equity method subsidiaries and minority interest adjustments	(28.0)	—	—	—	(28.0)
Adjustments for assumed changes in amortization pattern:
Deferred policy acquisition costs	31.5	—	—	—	31.5
Sales inducements	0.5	—	—	—	0.5
Unearned revenue reserves	(3.8)	—	—	—	(3.8)
Net change in unrealized gains (losses) on derivative instruments	—	88.9	—	—	88.9
Net change in unrealized gains (losses) on policyholder dividend obligation	(19.5)	—	—	—	(19.5)
Provision for deferred income tax benefit (expense)	(13.2)	(31.1)	(0.5)	1.5	(43.3)
Change in net foreign currency translation adjustment	—	—	32.8	—	32.8
Change in minimum pension liability	—	—	—	(4.3)	(4.3)

Balances at December 31, 2004	$1,405.1	$(1.2)	$(85.3)	$(5.3)	$1,313.3

        The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Unrealized gains on available-for-sale securities arising during the year	$122.6	$604.9	$654.2
Adjustment for realized losses on available-for-sale securities included in net income	(10.1)	(135.5)	(252.5)

Unrealized gains on available-for-sale securities, as adjusted	$112.5	$469.4	$401.7

        The above table is presented net of income tax, PDO and related changes in the amortization patterns of DPAC, sales inducements and unearned revenue reserves.

Dividend Limitations

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2004 statutory results, Principal Life could pay approximately $591.1 million in stockholder dividends in 2005 without exceeding the statutory limitation.

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

        The carrying amounts and estimated fair values of our financial instruments were as follows:

	December 31,
	2004		2003
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$40,916.3	$40,916.3	$37,418.4	$37,418.4
Fixed maturities, trading	93.0	93.0	102.9	102.9
Equity securities, available-for-sale	762.6	762.6	699.2	699.2
Mortgage loans	11,714.5	12,771.2	11,251.6	12,419.0
Policy loans	814.5	814.5	804.1	804.1
Other investments	1,373.9	1,373.9	1,272.6	1,272.6
Cash and cash equivalents	452.5	452.5	1,192.5	1,192.5
Investment-type insurance contracts	(30,145.1)	(30,170.9)	(27,254.1)	(28,299.8)
Short-term debt	(281.7)	(281.7)	(702.8)	(702.8)
Long-term debt	(843.5)	(936.8)	(1,374.3)	(1,491.3)

18.    Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of Principal Financial Group, Inc., prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed or permitted practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices.

        In 2003 and 2002, Principal Life received written approval from the State of Iowa to recognize as admitted assets those assets pledged by Principal Life on behalf of a wholly owned subsidiary instead of nonadmitting such assets. At December 31, 2003, the statutory surplus of Principal Life was $707.0 million greater than it would have been if NAIC Statutory Accounting Principles had been followed for this transaction. This permitted practice has no effect on Principal Life's net income for the years then ended. As of December 31, 2004, there were no pledged assets on behalf of a wholly owned subsidiary.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2004, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2004	2003	2002
	(in millions)
Statutory net income	$512.7	$577.1	$402.1
Statutory surplus	3,044.3	3,859.4	3,336.7

19.    Segment Information

        We provide financial products and services through the following segments: U.S. Asset Management and Accumulation, International Asset Management and Accumulation and Life and Health Insurance. In addition, there is a Mortgage Banking (discontinued operations) and Corporate and Other segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

        The U.S. Asset Management and Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals and provides asset management services to our asset accumulation business, the life and health insurance operations, the Corporate and Other segment and third-party clients.

        The International Asset Management and Accumulation segment offers retirement products and services, annuities, long-term mutual funds and life insurance through operations in Chile, Mexico, Hong Kong, Brazil, India, Japan and Malaysia. On July 2, 2004, we closed the sale of all the stock of our Argentine companies, described further in Note 3. Prior to October 31, 2002, the operating segment included BT Financial Group, an Australia based asset manager. We sold substantially all of BT Financial Group effective October 31, 2002, described further in Note 3. Consequently, the results of operations (excluding corporate overhead) for PI Argentina and BT Financial Group are reported as other after-tax adjustments for all periods presented.

        The Life and Health insurance segment provides individual life insurance, group health insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance and group life insurance, throughout the U.S.

        On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. The results of operations (excluding corporate overhead) for our Mortgage Banking segment, which includes Principal Residential Mortgage, Inc., are reported as other after-tax adjustments for all periods presented. See Note 3 for further explanation.

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

        Management uses segment operating earnings for goal setting, determining employee compensation and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

        The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of capital allocation and income tax allocation. The Corporate and Other segment functions to absorb the risk inherent in interpreting and applying tax law. The segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate and Other segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

        The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31,
	2004	2003
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$94,394.6	$83,904.8
International Asset Management and Accumulation	3,642.0	3,011.4
Life and Health Insurance	13,185.4	12,171.8
Mortgage Banking	—	5,558.8
Corporate and Other	2,576.1	3,107.6

Total consolidated assets	$113,798.1	$107,754.4

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$3,741.9	$3,622.4	$3,750.0
International Asset Management and Accumulation	518.4	399.5	348.7
Life and Health Insurance	4,181.3	4,014.3	3,946.8
Corporate and Other	(23.0)	26.8	1.6

Total segment operating revenues	8,418.6	8,063.0	8,047.1
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(114.9)	(76.3)	(419.9)

Total revenues per consolidated statements of operations	$8,303.7	$7,986.7	$7,627.2

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$499.0	$422.6	$360.7
International Asset Management and Accumulation	40.3	34.5	19.2
Life and Health Insurance	256.2	241.2	233.1
Mortgage Banking	(10.3)	(18.1)	(16.7)
Corporate and Other	(20.4)	(12.5)	(17.0)

Total segment operating earnings, net of related income taxes	764.8	667.7	579.3
Net realized/unrealized capital losses, as adjusted	(62.3)	(49.3)	(247.3)
Other after-tax adjustments(1)	123.1	127.9	(189.7)

Net income per consolidated statements of operations	$825.6	$746.3	$142.3

(1)
In 2004, other after-tax adjustments of $123.1 million included (1) the positive effect of: (a) the discontinued operations and estimated gain on disposal of Principal Residential Mortgage, Inc. ($118.8 million) and (b) the discontinued operations and estimated gain on disposal of our Argentine companies ($10.0 million) and (2) the negative effect from a cumulative change in accounting principle related to the implementation of SOP 03-1 ($5.7 million).

  In 2003, other after-tax adjustments of $127.9 million included (1) the positive effect of: (a) income from discontinued operations related to Principal Residential Mortgage, Inc. ($82.5 million); (b) a decrease in income tax reserves established for contested IRS tax audit matters ($28.9 million); and (c) a change in the estimated loss on disposal of BT Financial Group ($21.8 million) and (2) the negative effect of: (a) a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million) and (b) a loss from discontinued operations related to our Argentine companies ($1.9 million).

  In 2002, other after-tax adjustments of ($189.7) million included (1) the negative effects of: (a) a cumulative effect of accounting change related to the implementation of SFAS 142 ($280.9 million); (b) a loss from the discontinued operations and estimated loss on disposal of BT Financial Group ($196.7 million); (c) an increase to a loss contingency reserve established for sales practice litigation ($21.6 million); and (d) expenses related to the demutualization ($2.0 million) and (2) the positive effect of: (a) income from discontinued operations related to Principal Residential Mortgage, Inc. ($169.8 million); (b) the settlement of an IRS audit issue ($138.0 million); and (c) income from discontinued operations related to our Argentine companies ($3.7 million).

        The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Income tax expense (benefit) by segment:
U.S. Asset Management and Accumulation	$148.6	$129.8	$89.6
International Asset Management and Accumulation	8.6	3.5	6.9
Life and Health Insurance	129.9	122.6	122.1
Mortgage Banking	(6.4)	(11.2)	(10.3)
Corporate and Other	(50.5)	(16.3)	(31.5)

Total segment income taxes from operating earnings	230.2	228.4	176.8
Taxes related to net realized/unrealized capital losses, as adjusted	(51.1)	(25.3)	(135.7)
Taxes related to other after-tax adjustments	—	(26.1)	(116.0)

Total income tax expense (benefit) per consolidated statements of operations	$179.1	$177.0	$(74.9)

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
U.S. Asset Management and Accumulation:
Full-service accumulation	$1,168.7	$1,099.5	$1,076.5
Full-service payout	811.8	862.5	1,191.8
Investment only	931.6	905.9	886.4

Total pension	2,912.1	2,867.9	3,154.7
Individual annuities	393.8	354.9	303.8
Mutual funds	182.1	121.1	113.8
Other and eliminations	(30.8)	7.7	1.7

Total U.S. Asset Accumulation	3,457.2	3,351.6	3,574.0
Principal Global Investors	343.4	313.4	216.4
Eliminations	(58.7)	(42.6)	(40.4)

Total U.S. Asset Management and Accumulation	3,741.9	3,622.4	3,750.0
International Asset Management and Accumulation	518.4	399.5	348.7
Life and Health Insurance:
Individual life insurance	1,370.4	1,360.1	1,381.3
Health insurance	1,806.9	1,746.7	1,708.3
Specialty benefits insurance	1,004.0	907.5	857.2

Total Life and Health Insurance	4,181.3	4,014.3	3,946.8
Corporate and Other	(23.0)	26.8	1.6

Total operating revenues	$8,418.6	$8,063.0	$8,047.1

Total operating revenues	$8,418.6	$8,063.0	$8,047.1
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(114.9)	(76.3)	(419.9)

Total U.S. GAAP revenues	$8,303.7	$7,986.7	$7,627.2

20.    Stock-Based Compensation Plans

        As of December 31, 2004, we sponsor the Stock Incentive Plan, Directors Stock Plan, Stock Purchase Plan and Long Term Performance Plan.

        Under the terms of the Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units or stock appreciation rights. Total options granted under this plan were 2.4 million, 2.2 million and 1.5 million in 2004, 2003 and 2002, respectively. Options outstanding under the Stock Incentive Plan were granted at a price equal to the market value of our common stock on the date of grant, and expire ten years after the grant date. Options granted have graded or cliff vesting over a three-year period.

        Beginning in 2003, restricted stock units were issued to certain employees pursuant to the Stock Incentive Plan. In 2004 and 2003, 344,818 and 281,492 restricted stock units were granted, respectively. The weighted-average award prices were $36.32 and $32.33 for 2004 and 2003, respectively. Units awarded have graded or cliff vesting over a three-year period.

        Beginning in 2003, stock appreciation rights were issued to agents meeting certain production requirements. The stock appreciation rights vest ratably over a three-year-period. We granted 28,466 and 26,727 stock appreciation rights during 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, we recorded compensation expense of $0.3 million and $0.1 million, respectively, related to the stock appreciation rights.

        The Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock or restricted stock units to our nonemployee directors. The total number of shares to be issued under this plan may not exceed 500,000 shares. Options granted under the Directors Stock Plan have an exercise price equal to the fair market value of the common stock on the date of the grant and a term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Since no options were to become exercisable for directors earlier than eighteen months following October 26, 2001, the date of demutualization, option grants made in 2002 under this plan cliff-vested one year from grant date. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. Options granted under this plan amounted to 22,620, 25,155 and 52,000 options in 2004, 2003 and 2002, respectively.

        Beginning in 2002, 16,641 restricted stock units were issued pursuant to the Directors Stock Plan at a weighted-average award price of $28.02 to all directors in office. In 2003, 10,400 restricted stock units were issued at a weighted-average award price of $30.27. In 2004, 9,059 restricted stock units were issued at a weighted-average award price of $34.57. The number received by each director is prorated with respect to the amount of time remaining in the director's term. Restrictions on the sale or transfer of restricted stock units shall lapse in installments from the date of grant to the date of the end of the director's term. When service to the company ceases, all vesting stops and unvested units are forfeited. The unamortized deferred compensation was $0.3 million, $0.3 million and $0.1 million at December 31, 2004, 2003 and 2002, respectively.

        We also maintain the Long Term Performance Plan, which provides the opportunity for eligible executives to receive additional rewards if specified minimum corporate performance objectives are achieved over a three-year period. This plan was amended in May 2001, to utilize stock as an option for payment starting with payments in 2003. For the years ended December 31, 2004, 2003 and 2002, we recorded compensation expense of $5.1 million, $7.1 million and $4.4 million, respectively, related to the plan.

        The maximum number of shares of common stock we may issue under the Stock Incentive Plan, together with an excess plan (a nonqualified defined contribution retirement plan), the Directors Stock Plan, the Long Term Performance Plan and any new plan awarding our common stock is limited. As of December 31, 2004 and 2003, a total of 13,353,121 and 15,382,192 shares, respectively, were available to be made issuable by us for these plans.

        Under our Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. For 2002 and 2003, the maximum amount an employee could contribute during any plan year was the lesser of $10,000, or such greater or lesser amount as determined by the plan administrator, and 10% of the employee's salary. Effective January 1, 2004, employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the share's fair market value as of the beginning or end of the quarter, whichever is lower. Under the Stock Purchase Plan, employees purchased 822,799, 639,524 and 713,885 shares during 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, an additional 22,838, 14,634 and 5,415 shares, respectively, were purchased from dividends and reinvested into participants' accounts.

        The maximum number of shares of common stock that we may issue under the Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of December 31, 2004, 2003 and 2002, a total of 4,719,505, 5,542,303 and 6,181,826 shares, respectively, are available to be made issuable by us for this plan.

        The compensation cost that has been charged against income for the Stock Incentive Plan, Directors Stock Plan and Stock Purchase Plan was $42.4 million, $22.7 million and $10.5 million for 2004, 2003 and 2002, respectively. For awards with graded vesting, we use an accelerated expense attribution method.

        The weighted-average estimated fair value of stock options granted during 2004, 2003 and 2002, using the Black-Scholes option valuation model was $13.56, $10.66 and $10.19 per share, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	2004	2003	2002
Dividend yield	1.26%	.91%	.91%

Expected volatility	39.2%	38.6%	32.5%

Risk-free interest rate	3.3%	3.1%	4.7%

Expected life (in years)	6	6	6

        The following is a summary of the status of all of our stock option plans as of and for the years ended December 31, 2004, 2003 and 2002:

	Number of shares	Weighted-average exercise price
Options outstanding at January 1, 2002	3,638,200	$22.33
Granted	1,492,905	27.59
Exercised	600	22.33
Canceled	993,380	23.08

Options outstanding at December 31, 2002	4,137,125	24.05
Granted	2,235,820	27.64
Exercised	13,869	26.18
Canceled	476,718	23.77

Options outstanding at December 31, 2003	5,882,358	25.43
Granted	2,358,441	35.79
Exercised	806,249	23.71
Canceled	722,263	26.12

Options outstanding at December 31, 2004	6,712,287	$29.20

Options exercisable at December 31, 2002	22,000	$22.33

Options exercisable at December 31, 2003	515,254	$27.13

Options exercisable at December 31, 2004	2,893,379	$25.07

        At December 31, 2004, we had 6.7 million stock options outstanding with a weighted-average remaining contractual life of 8.0 years, and the range of exercise prices on the stock options was $22.33 to $38.74.

21.    Earnings Per Share

        The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$702.5	$647.3	$446.4

Weighted-average shares outstanding:
Basic	313.3	326.0	350.2
Dilutive effects:
Stock options	1.1	0.5	0.4
Long term performance plan	0.2	0.3	0.1
Restricted stock units(1)	0.1	—	—

Diluted	314.7	326.8	350.7

Income from continuing operations per share:
Basic	$2.24	$1.99	$1.27

Diluted	2.23	1.98	1.27

(1)
The dilutive effect of the restricted stock units was less than 0.1 million shares in 2002 and 2003.

22.    Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations for 2004 and 2003:

	For the three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2004
Total revenues	$1,996.7	$1,979.7	$2,088.6	$2,238.7
Total expenses	1,788.9	1,816.6	1,853.3	1,963.3
Income from continuing operations, net of related income taxes	163.4	128.9	194.6	215.6
Income (loss) from discontinued operations, net of related income taxes	35.9	(9.2)	104.2	(2.1)
Net income	193.6	119.7	298.8	213.5
Basic earnings per share for income from continuing operations, net of related income taxes	$0.51	$0.41	$0.62	$0.71
Basic earnings per share for net income	0.60	0.38	0.96	0.70
Diluted earnings per share for income from continuing operations, net of related income taxes	0.51	0.40	0.62	0.71
Diluted earnings per share for net income	0.60	0.37	0.95	0.70
2003
Total revenues	$1,889.8	$1,951.5	$1,972.1	$2,173.3
Total expenses	1,760.1	1,749.4	1,747.6	1,905.3
Income from continuing operations, net of related income taxes	98.6	152.1	168.7	227.9
Income (loss) from discontinued operations, net of related income taxes	57.1	50.1	19.2	(24.0)
Net income	155.7	202.2	184.5	203.9
Basic earnings per share for income from continuing operations, net of related income taxes	$0.30	$0.46	$0.52	$0.71
Basic earnings per share for net income	0.47	0.62	0.57	0.63
Diluted earnings per share for income from continuing operations, net of related income taxes	0.30	0.46	0.52	0.70
Diluted earnings per share for net income	0.47	0.62	0.57	0.63

23.    Condensed Consolidating Financial Information

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

        The following tables set forth condensed consolidating financial information of Principal Life and Principal Financial Group, Inc. as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002.

Condensed Consolidating Statements of Financial Position
December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$52,248.2	$5,716.8	$(1,260.7)	$56,704.3
Investment in unconsolidated entities	7,469.0	277.3	5,961.3	(13,493.3)	214.3
Cash and cash equivalents	75.4	31.8	410.0	(64.7)	452.5
Other intangibles	—	5.5	191.0	—	196.5
Separate account assets	—	50,722.4	785.5	—	51,507.9
All other assets	1.6	4,214.0	687.3	(180.3)	4,722.6

Total assets	$7,546.0	$107,499.2	$13,751.9	$(14,999.0)	$113,798.1

Liabilities
Contractholder funds	$—	$32,353.1	$8.4	$(178.2)	$32,183.3
Future policy benefits and claims	—	14,284.8	1,757.8	—	16,042.6
Other policyholder funds	—	731.2	3.7	—	734.9
Short-term debt	—	—	527.4	(245.7)	281.7
Long-term debt	—	215.0	929.9	(301.4)	843.5
Income taxes currently payable	—	247.3	48.3	(17.7)	277.9
Deferred income taxes	—	937.5	207.8	(13.6)	1,131.7
Separate account liabilities	—	50,722.4	785.5	—	51,507.9
Other liabilities	1.7	1,351.6	2,014.1	(117.1)	3,250.3

Total liabilities	$1.7	$100,842.9	$6,282.9	$(873.7)	$106,253.8
Stockholders' equity
Common stock	$3.8	$2.5	$—	$(2.5)	$3.8
Additional paid-in capital	7,269.4	5,112.7	6,860.9	(11,973.6)	7,269.4
Retained earnings (deficit)	1,289.5	238.3	(705.3)	467.0	1,289.5
Accumulated other comprehensive income	1,313.3	1,302.8	1,313.4	(2,616.2)	1,313.3
Treasury stock, at cost.	(2,331.7)	—	—	—	(2,331.7)

Total stockholders' equity	7,544.3	6,656.3	7,469.0	(14,125.3)	7,544.3

Total liabilities and stockholders' equity	$7,546.0	$107,499.2	$13,751.9	$(14,999.0)	$113,798.1

Condensed Consolidating Statements of Financial Position
December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$48,156.9	$6,247.5	$(1,357.2)	$53,047.2
Investment in unconsolidated entities	7,234.0	793.8	5,693.3	(13,553.9)	167.2
Cash and cash equivalents	173.8	640.5	684.2	(306.0)	1,192.5
Other intangibles	—	4.5	116.5	—	121.0
Separate account assets	—	42,753.4	632.2	22.2	43,407.8
Assets of discontinued operations	—	—	5,601.1	(176.0)	5,425.1
All other assets	1.7	3,825.7	766.6	(200.4)	4,393.6

Total assets	$7,409.5	$96,174.8	$19,741.4	$(15,571.3)	$107,754.4

Liabilities
Contractholder funds	$—	$29,040.4	$5.8	$(149.8)	$28,896.4
Future policy benefits and claims	—	14,025.3	1,425.5	—	15,450.8
Other policyholder funds	—	706.2	2.9	—	709.1
Short-term debt	—	—	888.8	(186.0)	702.8
Long-term debt	—	423.3	1,237.7	(286.7)	1,374.3
Income taxes currently payable	—	160.0	28.2	(74.3)	113.9
Deferred income taxes	8.2	974.0	221.8	(5.1)	1,198.9
Separate account liabilities	—	42,753.4	632.2	22.2	43,407.8
Liabilities of discontinued operations	—	—	4,834.1	(258.8)	4,575.3
Other liabilities	1.7	1,226.1	3,230.4	(532.7)	3,925.5

Total liabilities	9.9	89,308.7	12,507.4	(1,471.2)	100,354.8
Stockholders' equity
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	7,153.2	5,052.1	6,796.9	(11,849.0)	7,153.2
Retained earnings (deficit)	630.4	594.6	(734.3)	139.7	630.4
Accumulated other comprehensive income	1,171.3	1,216.9	1,171.4	(2,388.3)	1,171.3
Treasury stock, at cost.	(1,559.1)	—	—	—	(1,559.1)

Total stockholders' equity	7,399.6	6,866.1	7,234.0	(14,100.1)	7,399.6

Total liabilities and stockholders' equity	$7,409.5	$96,174.8	$19,741.4	$(15,571.3)	$107,754.4

Condensed Consolidating Statements of Operations
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,450.9	$259.1	$—	$3,710.0
Fees and other revenues	—	1,046.4	668.3	(242.7)	1,472.0
Net investment income	4.8	2,907.7	292.2	21.8	3,226.5
Net realized/unrealized capital losses	—	(76.5)	(33.9)	5.6	(104.8)

Total revenues	4.8	7,328.5	1,185.7	(215.3)	8,303.7
Expenses
Benefits, claims, and settlement expenses	—	4,602.7	367.1	(10.3)	4,959.5
Dividends to policyholders	—	296.7	—	—	296.7
Operating expenses	10.5	1,637.7	730.6	(212.9)	2,165.9

Total expenses	10.5	6,537.1	1,097.7	(223.2)	7,422.1

Income (loss) from continuing operations before income taxes	(5.7)	791.4	88.0	7.9	881.6
Income taxes (benefits)	(2.2)	186.6	(8.7)	3.4	179.1
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change.	706.0	168.7	609.3	(1,484.0)	—

Income from continuing operations, net of related income taxes	702.5	773.5	706.0	(1,479.5)	702.5
Income (loss) from discontinued operations, net of related income taxes	128.8	(3.3)	128.8	(125.5)	128.8

Income before cumulative effect of accounting change	831.3	770.2	834.8	(1,605.0)	831.3
Cumulative effect of accounting change, net of related income taxes	(5.7)	(2.5)	(5.7)	8.2	(5.7)

Net income	$825.6	$767.7	$829.1	$(1,596.8)	$825.6

Condensed Consolidating Statements of Operations
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,423.7	$207.0	$—	$3,630.7
Fees and other revenues	—	827.3	534.2	(175.7)	1,185.8
Net investment income	3.5	2,948.9	269.6	11.4	3,233.4
Net realized/unrealized capital gains (losses)	—	(83.5)	64.0	(43.7)	(63.2)

Total revenues	3.5	7,116.4	1,074.8	(208.0)	7,986.7
Expenses
Benefits, claims, and settlement expenses	—	4,590.2	273.5	(7.9)	4,855.8
Dividends to policyholders	—	307.9	—	—	307.9
Operating expenses	10.8	1,488.1	657.4	(157.6)	1,998.7

Total expenses	10.8	6,386.2	930.9	(165.5)	7,162.4

Income (loss) from continuing operations before income taxes	(7.3)	730.2	143.9	(42.5)	824.3
Income taxes (benefits)	(2.7)	138.9	54.1	(13.3)	177.0
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	651.9	74.5	562.1	(1,288.5)	—

Income from continuing operations, net of related income taxes	647.3	665.8	651.9	(1,317.7)	647.3
Income (loss) from discontinued operations, net of related income taxes	102.4	(6.6)	102.4	(95.8)	102.4

Income before cumulative effect of accounting change	749.7	659.2	754.3	(1,413.5)	749.7
Cumulative effect of accounting change, net of related income taxes	(3.4)	—	(3.4)	3.4	(3.4)

Net income	$746.3	$659.2	$750.9	$(1,410.1)	$746.3

Condensed Consolidating Statements of Operations
For the year ended December 31, 2002

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,705.1	$172.7	$—	$3,877.8
Fees and other revenues	—	707.8	421.1	(178.5)	950.4
Net investment income	4.0	2,923.1	221.9	24.1	3,173.1
Net realized/unrealized capital gains (losses)	—	(528.1)	120.2	33.8	(374.1)

Total revenues	4.0	6,807.9	935.9	120.6	7,627.2
Expenses
Benefits, claims, and settlement expenses	—	4,955.9	248.3	(6.7)	5,197.5
Dividends to policyholders	—	316.6	—	—	316.6
Operating expenses	7.1	1,361.4	520.2	(147.1)	1,741.6

Total expenses	7.1	6,633.9	768.5	(153.8)	7,255.7

Income (loss) from continuing operations before income taxes	(3.1)	174.0	167.4	33.2	371.5
Income taxes (benefits)	(1.3)	(139.4)	53.8	12.0	(74.9)
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	448.2	247.5	334.6	(1,030.3)	—

Income from continuing operations, net of related income taxes	446.4	560.9	448.2	(1,009.1)	446.4
Loss from discontinued operations, net of related income taxes	(23.2)	(8.8)	(23.2)	32.0	(23.2)

Income before cumulative effect of accounting change	423.2	552.1	425.0	(977.1)	423.2
Cumulative effect of accounting change, net of related income taxes	(280.9)	—	(280.9)	280.9	(280.9)

Net income	$142.3	$552.1	$144.1	$(696.2)	$142.3

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.1)	$2,233.3	$(469.6)	$493.3	$2,255.9
Investing activities
Available-for-sale securities:
Purchases	—	(8,881.3)	(4,548.4)	(183.5)	(13,613.2)
Sales	—	1,227.5	1,099.6	—	2,327.1
Maturities	—	3,936.5	3,786.1	—	7,722.6
Net cash flows from trading securities	—	—	6.3	—	6.3
Mortgage loans acquired or originated	—	(2,148.6)	(76.4)	109.9	(2,115.1)
Mortgage loans sold or repaid	—	1,763.5	182.1	(91.3)	1,854.3
Real estate acquired	—	(240.2)	(101.7)	—	(341.9)
Real estate sold	—	261.2	84.4	—	345.6
Net purchases of property and equipment	—	(37.7)	(9.8)	—	(47.5)
Net proceeds from sales of subsidiaries	—	—	694.7	—	694.7
Purchases of interest in subsidiaries, net of cash acquired	—	—	(128.1)	—	(128.1)
Dividends received from unconsolidated entities	800.6	208.7	489.3	(1,498.6)	—
Net change in other investments	—	589.6	(34.1)	(439.0)	116.5

Net cash provided by (used in) investing activities	$800.6	$(3,320.8)	$1,444.0	$(2,102.5)	$(3,178.7)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$41.2	$—	$—	$—	$41.2
Acquisition of treasury stock	(772.6)	—	—	—	(772.6)
Proceeds from financing element derivatives	—	110.6	—	—	110.6
Payments for financing element derivatives	—	(84.6)	—	—	(84.6)
Dividends to stockholders	(166.5)	—	—	—	(166.5)
Issuance of long-term debt	—	7.7	4.4	—	12.1
Principal repayments of long-term debt	—	(217.1)	(215.5)	(14.6)	(447.2)
Net repayments of short-term borrowings	—	—	(231.9)	(59.5)	(291.4)
Dividends paid to parent	—	(1,124.0)	(800.6)	1,924.6	—
Investment contract deposits	—	6,995.8	—	—	6,995.8
Investment contract withdrawals	—	(5,209.6)	—	—	(5,209.6)
Net increase in bank deposits	—	—	(5.0)	—	(5.0)

Net cash provided by (used in) financing activities	(897.9)	478.8	(1,248.6)	1,850.5	182.8

Net decrease in cash and cash equivalents	(98.4)	(608.7)	(274.2)	241.3	(740.0)
Cash and cash equivalents at beginning of year	173.8	640.5	684.2	(306.0)	1,192.5

Cash and cash equivalents at end of year	$75.4	$31.8	$410.0	$(64.7)	$452.5

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.3)	$2,194.7	$710.2	$162.2	$3,063.8
Investing activities
Available-for-sale securities:
Purchases	—	(9,550.3)	(1,782.1)	414.3	(10,918.1)
Sales	—	2,273.8	1,018.6	(339.6)	2,952.8
Maturities	—	4,380.2	842.1	—	5,222.3
Net cash flows from trading securities	—	—	2.0	(2.0)	—
Mortgage loans acquired or originated	—	(1,544.2)	(537.1)	49.4	(2,031.9)
Mortgage loans sold or repaid	—	1,088.1	276.0	(47.3)	1,316.8
Real estate acquired	—	(221.3)	(29.5)	—	(250.8)
Real estate sold	—	30.6	31.3	—	61.9
Net purchases of property and equipment	—	(21.8)	(6.8)	—	(28.6)
Net proceeds from sales of subsidiaries	—	18.4	40.9	(18.4)	40.9
Purchases of interest in subsidiaries, net of cash acquired	—	(26.1)	(110.1)	—	(136.2)
Dividends received from (contributions to) unconsolidated entities	425.0	189.2	(172.0)	(442.2)	—
Net change in other investments	—	159.5	(44.0)	96.3	211.8

Net cash provided by (used in) investing activities	$425.0	$(3,223.9)	$(470.7)	$(289.5)	$(3,559.1)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$18.3	$—	$—	$—	$18.3
Acquisition and sales of treasury stock, net	(453.0)	—	—	—	(453.0)
Proceeds from financing element derivatives	—	118.0			118.0
Payments for financing element derivatives	—	(107.3)			(107.3)
Dividends to stockholders	(145.3)	—	—	—	(145.3)
Issuance of long-term debt	—	31.6	34.7	(31.6)	34.7
Principal repayments of long-term debt	—	(14.1)	(100.7)	29.5	(85.3)
Net proceeds of short-term borrowings	—	—	171.1	(19.8)	151.3
Dividends paid to parent	—	—	(425.0)	425.0	—
Investment contract deposits	—	9,722.0	—	—	9,722.0
Investment contract withdrawals	—	(8,666.2)	—	—	(8,666.2)
Net increase in bank deposits	—	—	372.7	—	372.7

Net cash provided by (used in) financing activities	(580.0)	1,084.0	52.8	403.1	959.9

Net increase (decrease) in cash and cash equivalents	(158.3)	54.8	292.3	275.8	464.6
Cash and cash equivalents at beginning of year	332.1	585.7	391.9	(581.8)	727.9

Cash and cash equivalents at end of year	$173.8	$640.5	$684.2	$(306.0)	$1,192.5

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2002

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$7.2	$2,832.8	$1,264.8	$(206.2)	$3,898.6
Investing activities
Available-for-sale securities:
Purchases	—	(14,517.3)	(2,341.0)	281.0	(16,577.3)
Sales	—	8,094.4	267.4	—	8,361.8
Maturities	—	3,629.2	829.2	—	4,458.4
Net cash flows from trading securities	—	—	(84.4)	2.0	(82.4)
Mortgage loans acquired or originated	—	(960.0)	(135.9)	(280.9)	(1,376.8)
Mortgage loans sold or repaid	—	1,368.5	56.0	(86.3)	1,338.2
Real estate acquired	—	(204.7)	(43.6)	—	(248.3)
Real estate sold	—	168.9	13.1	—	182.0
Net purchases of property and equipment	—	(52.9)	(6.1)	—	(59.0)
Net proceeds from sale of subsidiaries	—	—	500.8	—	500.8
Purchases of interest in subsidiaries, net of cash acquired	—	—	(54.5)	—	(54.5)
Dividends received from unconsolidated entities	1,100.0	206.0	(194.4)	(1,111.6)	—
Net change in other investments	—	79.5	950.3	(477.7)	552.1

Net cash provided by (used in) investing activities	$1,100.0	$(2,188.4)	$(243.1)	$(1,673.5)	$(3,005.0)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2002

	Principal Financial Group, Inc. Parent Only(2)	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$22.0	$—	$—	$—	$22.0
Acquisition and sales of treasury stock, net	(750.4)	—	8.0	—	(742.4)
Dividends to stockholders	(83.8)	—	—	—	(83.8)
Issuance of long-term debt	—	0.1	64.0	—	64.1
Principal repayments of long-term debt	—	(91.3)	(81.8)	63.1	(110.0)
Net proceeds of short-term borrowings	—	—	15.1	38.1	53.2
Dividends paid to parent	—	(590.2)	(1,100.0)	1,690.2	—
Investment contract deposits	—	7,117.0	—	—	7,117.0
Investment contract withdrawals	—	(7,225.7)	—	—	(7,225.7)
Net increase in bank deposits	—	—	184.4	—	184.4

Net cash used in financing activities	(812.2)	(790.1)	(910.3)	1,791.4	(721.2)

Net increase (decrease) in cash and cash equivalents	295.0	(145.7)	111.4	(88.3)	172.4
Cash and cash equivalents at beginning of year	37.1	731.4	280.5	(493.5)	555.5

Cash and cash equivalents at end of year	$332.1	$585.7	$391.9	$(581.8)	$727.9

        On June 30, 2004, our shelf registration with the SEC was effective. We now have the ability to issue up to $3.0 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc and trust preferred securities of three subsidiary trusts. If we issue securities, we intend to use the proceeds from the sale of the securities offered by the prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

        The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002.

Condensed Consolidating Statements of Financial Position
December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc.	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$24.0	$56,680.3	$—	$56,704.3
Investment in unconsolidated entities	7,469.0	7,668.4	214.3	(15,137.4)	214.3
Cash and cash equivalents	75.4	551.9	(207.4)	32.6	452.5
Other intangibles	—	—	196.5	—	196.5
Separate account assets	—	—	51,507.9	—	51,507.9
All other assets	1.6	17.4	4,725.9	(22.3)	4,722.6

Total assets	$7,546.0	$8,261.7	$113,117.5	$(15,127.1)	$113,798.1

Liabilities
Contractholder funds	$—	$—	$32,183.3	$—	$32,183.3
Future policy benefits and claims	—	—	16,042.6	—	16,042.6
Other policyholder funds	—	—	734.9	—	734.9
Short-term debt	—	75.0	206.7	—	281.7
Long-term debt	—	464.2	379.3	—	843.5
Income taxes currently payable	—	9.1	274.4	(5.6)	277.9
Deferred income taxes	—	12.4	1,130.7	(11.4)	1,131.7
Separate account liabilities	—	—	51,507.9	—	51,507.9
Other liabilities	1.7	232.0	2,989.3	27.3	3,250.3

Total liabilities	1.7	792.7	105,449.1	10.3	106,253.8
Stockholders' equity
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	7,269.4	6,860.9	5,950.6	(12,811.5)	7,269.4
Retained earnings (deficit)	1,289.5	(705.3)	389.2	316.1	1,289.5
Accumulated other comprehensive income	1,313.3	1,313.4	1,311.8	(2,625.2)	1,313.3
Treasury stock, at cost	(2,331.7)	—	—	—	(2,331.7)

Total stockholders' equity	7,544.3	7,469.0	7,668.4	(15,137.4)	7,544.3

Total liabilities and stockholders' equity	$7,546.0	$8,261.7	$113,117.5	$(15,127.1)	$113,798.1

Condensed Consolidating Statements of Financial Position
December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$150.5	$52,896.7	$—	$53,047.2
Investment in unconsolidated entities	7,234.0	7,771.7	167.2	(15,005.7)	167.2
Cash and cash equivalents	173.8	872.7	369.7	(223.7)	1,192.5
Other intangibles	—	—	121.0	—	121.0
Separate account assets	—	—	43,407.8	—	43,407.8
Assets of discontinued operations	—	—	5,425.1	—	5,425.1
All other assets	1.7	186.1	4,223.3	(17.5)	4,393.6

Total assets	$7,409.5	$8,981.0	$106,610.8	$(15,246.9)	$107,754.4

Liabilities
Contractholder funds	$—	$—	$28,896.4	$—	$28,896.4
Future policy benefits and claims	—	—	15,450.8	—	15,450.8
Other policyholder funds	—	—	709.1	—	709.1
Short-term debt	—	399.9	313.6	(10.7)	702.8
Long-term debt	—	664.0	710.3	—	1,374.3
Income taxes currently payable	—	14.1	100.5	(0.7)	113.9
Deferred income taxes	8.2	20.7	1,170.0	—	1,198.9
Separate account liabilities	—	—	43,407.8	—	43,407.8
Liabilities of discontinued operations	—	—	4,575.3	—	4,575.3
Other liabilities	1.7	648.3	3,505.3	(229.8)	3,925.5

Total liabilities	9.9	1,747.0	98,839.1	(241.2)	100,354.8
Stockholders' equity
Common stock	3.8	—	64.4	(64.4)	3.8
Additional paid-in capital	7,153.2	6,796.9	5,851.8	(12,648.7)	7,153.2
Retained earnings (deficit)	630.4	(734.3)	685.6	48.7	630.4
Accumulated other comprehensive income	1,171.3	1,171.4	1,169.9	(2,341.3)	1,171.3
Treasury stock, at cost	(1,559.1)	—	—	—	(1,559.1)

Total stockholders' equity	7,399.6	7,234.0	7,771.7	(15,005.7)	7,399.6

Total liabilities and stockholders' equity	$7,409.5	$8,981.0	$106,610.8	$(15,246.9)	$107,754.4

Condensed Consolidating Statements of Operations
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,710.0	$—	$3,710.0
Fees and other revenues	—	—	1,472.6	(0.6)	1,472.0
Net investment income	4.8	8.1	3,213.1	0.5	3,226.5
Net realized/unrealized capital losses	—	(30.9)	(73.9)	—	(104.8)

Total revenues	4.8	(22.8)	8,321.8	(0.1)	8,303.7
Expenses
Benefits, claims, and settlement expenses	—	—	4,959.5	—	4,959.5
Dividends to policyholders	—	—	296.7	—	296.7
Operating expenses	10.5	52.1	2,103.4	(0.1)	2,165.9

Total expenses	10.5	52.1	7,359.6	(0.1)	7,422.1

Income (loss) from continuing operations before income taxes	(5.7)	(74.9)	962.2	—	881.6
Income taxes (benefits)	(2.2)	(32.6)	213.9	—	179.1
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	706.0	748.3	—	(1,454.3)	—

Income from continuing operations, net of related income taxes	702.5	706.0	748.3	(1,454.3)	702.5
Income from discontinued operations, net of related income taxes	128.8	128.8	113.0	(241.8)	128.8

Income before cumulative effect of accounting change	831.3	834.8	861.3	(1,696.1)	831.3
Cumulative effect of accounting change, net of related income taxes	(5.7)	(5.7)	(5.7)	11.4	(5.7)

Net income	$825.6	$829.1	$855.6	$(1,684.7)	$825.6

Condensed Consolidating Statements of Operations
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,630.7	$—	$3,630.7
Fees and other revenues	—	—	1,186.8	(1.0)	1,185.8
Net investment income	3.5	21.9	3,207.2	0.8	3,233.4
Net realized/unrealized capital gains (losses)	—	22.6	(85.8)	—	(63.2)

Total revenues	3.5	44.5	7,938.9	(0.2)	7,986.7
Expenses
Benefits, claims, and settlement expenses	—	—	4,855.8	—	4,855.8
Dividends to policyholders	—	—	307.9	—	307.9
Operating expenses	10.8	65.1	1,923.0	(0.2)	1,998.7

Total expenses	10.8	65.1	7,086.7	(0.2)	7,162.4

Income (loss) from continuing operations before income taxes	(7.3)	(20.6)	852.2	—	824.3
Income taxes (benefits)	(2.7)	(23.3)	203.0	—	177.0
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	651.9	649.2	—	(1,301.1)	—

Income from continuing operations, net of related income taxes	647.3	651.9	649.2	(1,301.1)	647.3
Income from discontinued operations, net of related income taxes	102.4	102.4	43.3	(145.7)	102.4

Income before cumulative effect of accounting change	749.7	754.3	692.5	(1,446.8)	749.7
Cumulative effect of accounting change, net of related income taxes	(3.4)	(3.4)	(3.4)	6.8	(3.4)

Net income	$746.3	$750.9	$689.1	$(1,440.0)	$746.3

Condensed Consolidating Statements of Operations
For the year ended December 31, 2002

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,877.8	$—	$3,877.8
Fees and other revenues	—	—	951.3	(0.9)	950.4
Net investment income	4.0	16.3	3,151.9	0.9	3,173.1
Net realized/unrealized capital gains (losses)	—	10.0	(384.1)	—	(374.1)

Total revenues	4.0	26.3	7,596.9	—	7,627.2
Expenses
Benefits, claims, and settlement expenses	—	—	5,197.5	—	5,197.5
Dividends to policyholders	—	—	316.6	—	316.6
Operating expenses	7.1	62.4	1,672.1	—	1,741.6

Total expenses	7.1	62.4	7,186.2	—	7,255.7

Income (loss) from continuing operations before income taxes	(3.1)	(36.1)	410.7	—	371.5
Income tax benefits	(1.3)	(17.6)	(56.0)	—	(74.9)
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	448.2	466.7	—	(914.9)	—

Income from continuing operations, net of related income taxes	446.4	448.2	466.7	(914.9)	446.4
Loss from discontinued operations, net of related income taxes	(23.2)	(23.2)	(182.5)	205.7	(23.2)

Income before cumulative effect of accounting change	423.2	425.0	284.2	(709.2)	423.2
Cumulative effect of accounting change, net of related income taxes	(280.9)	(280.9)	(280.9)	561.8	(280.9)

Net income	$142.3	$144.1	$3.3	$(147.4)	$142.3

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.1)	$(162.9)	$2,209.2	$210.7	$2,255.9
Investing activities
Available-for-sale securities:
Purchases	—	(222.0)	(13,391.2)	—	(13,613.2)
Sales	—	172.9	2,154.2	—	2,327.1
Maturities	—	—	7,722.6	—	7,722.6
Net cash flows from trading securities	—	—	6.3	—	6.3
Mortgage loans acquired or originated	—	—	(2,115.1)	—	(2,115.1)
Mortgage loans sold or repaid	—	—	1,854.3	—	1,854.3
Real estate acquired	—	—	(341.9)	—	(341.9)
Real estate sold	—	—	345.6	—	345.6
Net purchases of property and equipment	—	—	(47.5)	—	(47.5)
Net proceeds from sales of subsidiaries	—	10.5	684.2	—	694.7
Purchases of interest in subsidiaries, net of cash acquired	—	(25.7)	(102.4)	—	(128.1)
Dividends received from unconsolidated entities	800.6	1,099.8	5.8	(1,906.2)	—
Net change in other investments	—	132.2	(3.4)	(12.3)	116.5

Net cash provided by (used in) investing activities	800.6	1,167.7	(3,228.5)	(1,918.5)	(3,178.7)
Financing activities
Issuance of common stock	41.2	—	—	—	41.2
Acquisition of treasury stock,	(772.6)	—	—	—	(772.6)
Proceeds from financing element derivatives	—	—	110.6	—	110.6
Payments for financing element derivatives	—	—	(84.6)	—	(84.6)
Dividends to stockholders	(166.5)	—	—	—	(166.5)
Issuance of long-term debt	—	—	12.1	—	12.1
Principal repayments of long-term debt	—	(200.0)	(247.2)	—	(447.2)
Net proceeds (repayments) of short-term borrowings	—	(325.0)	22.9	10.7	(291.4)
Dividends paid to parent	—	(800.6)	(1,152.8)	1,953.4	—
Investment contract deposits	—	—	6,995.8	—	6,995.8
Investment contract withdrawals	—	—	(5,209.6)	—	(5,209.6)
Net increase in bank deposits	—	—	(5.0)	—	(5.0)

Net cash provided by (used in) financing activities	(897.9)	(1,325.6)	442.2	1,964.1	182.8

Net decrease in cash and cash equivalents	(98.4)	(320.8)	(577.1)	256.3	(740.0)
Cash and cash equivalents at beginning of year	173.8	872.7	369.7	(223.7)	1,192.5

Cash and cash equivalents at end of year	$75.4	$551.9	$(207.4)	$32.6	$452.5

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.3)	$(132.4)	$2,901.5	$298.0	$3,063.8
Investing activities
Available-for-sale securities:
Purchases	—	525.6	(11,104.1)	(339.6)	(10,918.1)
Sales	—	(139.8)	2,753.0	339.6	2,952.8
Maturities	—	—	5,222.3	—	5,222.3
Mortgage loans acquired or originated	—	—	(2,031.9)	—	(2,031.9)
Mortgage loans sold or repaid	—	—	1,316.8	—	1,316.8
Real estate acquired	—	—	(250.8)	—	(250.8)
Real estate sold	—	—	61.9	—	61.9
Net purchases of property and equipment	—	—	(28.6)	—	(28.6)
Net proceeds from sales of subsidiaries	—	—	40.9	—	40.9
Purchases of interest in subsidiaries, net of cash acquired	—	(8.2)	(128.0)	—	(136.2)
Dividends received from (contributions to) unconsolidated entities	425.0	(57.1)	142.5	(510.4)	—
Net change in other investments	—	(110.6)	220.3	102.1	211.8

Net cash provided by (used in) investing activities	425.0	209.9	(3,785.7)	(408.3)	(3,559.1)
Financing activities
Issuance of common stock	18.3	—	—	—	18.3
Acquisition and sales of treasury stock, net	(453.0)	—	—	—	(453.0)
Proceeds from financing element derivatives	—	—	118.0	—	118.0
Payments for financing element derivatives	—	—	(107.3)	—	(107.3)
Dividends to stockholders	(145.3)	—	—	—	(145.3)
Issuance of long-term debt	—	0.2	34.7	(0.2)	34.7
Principal repayments of long-term debt	—	—	(85.5)	0.2	(85.3)
Net proceeds (repayments) of short-term borrowings	—	242.3	(80.4)	(10.6)	151.3
Dividends paid to parent	—	(425.0)	(44.8)	469.8	—
Investment contract deposits	—	—	9,722.0	—	9,722.0
Investment contract withdrawals	—	—	(8,666.2)	—	(8,666.2)
Net increase in bank deposits	—	—	372.7	—	372.7

Net cash provided by (used in) financing activities	(580.0)	(182.5)	1,263.2	459.2	959.9

Net increase (decrease) in cash and cash equivalents	(158.3)	(105.0)	379.0	348.9	464.6
Cash and cash equivalents at beginning of year	332.1	977.7	(9.3)	(572.6)	727.9

Cash and cash equivalents at end of year	$173.8	$872.7	$369.7	$(223.7)	$1,192.5

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2002

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$7.2	$465.0	$3,733.4	$(307.0)	$3,898.6
Investing activities
Available-for-sale securities:
Purchases	—	(352.4)	(16,224.9)	—	(16,577.3)
Sales	—	7.1	8,354.7	—	8,361.8
Maturities	—	—	4,458.4	—	4,458.4
Net cash flows from trading securities	—	—	(82.4)	—	(82.4)
Mortgage loans acquired or originated	—	—	(1,376.8)	—	(1,376.8)
Mortgage loans sold or repaid	—	—	1,338.2	—	1,338.2
Real estate acquired	—	—	(248.3)	—	(248.3)
Real estate sold	—	—	182.0	—	182.0
Net purchases of property and equipment	—	—	(59.0)	—	(59.0)
Net proceeds from sales of subsidiaries	—	—	500.8	—	500.8
Purchases of interest in subsidiaries, net of cash acquired	—	—	(54.5)	—	(54.5)
Dividends received from (contributions to) unconsolidated entities	1,100.0	(480.4)	130.0	(749.6)	—
Net change in other investments	—	1,402.0	(135.4)	(714.5)	552.1

Net cash provided by (used in) investing activities	1,100.0	576.3	(3,217.2)	(1,464.1)	(3,005.0)
Financing activities
Issuance of common stock	22.0	—	—	—	22.0
Acquisition and sales of treasury stock, net	(750.4)	—	8.0	—	(742.4)
Dividends to stockholders	(83.8)	—	—	—	(83.8)
Issuance of long-term debt	—	0.2	64.1	(0.2)	64.1
Principal repayments of long-term debt	—	—	(110.2)	0.2	(110.0)
Net proceeds (repayment) of short-term borrowings	—	(42.3)	95.5	—	53.2
Dividends paid to parent	—	(1,100.0)	(590.2)	1,690.2	—
Investment contract deposits	—	—	7,117.0	—	7,117.0
Investment contract withdrawals	—	—	(7,225.7)	—	(7,225.7)
Net increase in bank deposits	—	—	184.4	—	184.4

Net cash used in financing activities	(812.2)	(1,142.1)	(457.1)	1,690.2	(721.2)

Net increase (decrease) in cash and cash equivalents	295.0	(100.8)	59.1	(80.9)	172.4
Cash and cash equivalents at beginning of year	37.1	1,078.5	(68.4)	(491.7)	555.5

Cash and cash equivalents at end of year	$332.1	$977.7	$(9.3)	$(572.6)	$727.9

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

        Management of Principal Financial Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2004.

        Ernst & Young, LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report on management's assessment of our internal control over financial reporting. The attestation is included in Ernst & Young's Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

        In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2004, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2005 annual stockholders meeting (the "Proxy Statement") which will be filed with the SEC on or about March 31, 2005, under the captions, "Election of Directors," "Governance of the Company — Audit Committee," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

        In general, the Company currently has four compensation plans under which its equity securities are authorized for issuance to employees or directors: the Principal Financial Group, Inc. Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Long-Term Performance Plan, and the Principal Financial Group, Inc. Directors Stock Plan. The Company proposes to submit for the approval of stockholders at the 2005 annual meeting a new stock incentive plan and a new directors stock plan. The information called for by Item 12 pertaining to equity compensation is set forth in the Proxy Statement under the caption "Adoption of the Principal Financial Group, Inc. 2005 Stock Incentive Plan — Equity Compensation Plan Information," and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, "Governance of the Company — Human Resources Committee — Compensation Committee Interlocks and Insider Participation" and "Governance of the Company — Certain Relationships and Related Transactions," and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information called for by Item 14 pertaining to principal accountant fees and services is set forth in the Proxy Statement under the caption, "Ratification of Appointment of Independent Auditors" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  a.
  Documents filed as part of this report.

  1.
  Financial Statements (see Item 8. Financial Statements and Supplementary Data)
  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
  Report of Independent Registered Public Accounting Firm
  Audited Consolidated Financial Statements
  Consolidated Statements of Financial Position
  Consolidated Statements of Operations
  Consolidated Statements of Stockholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

  2.
  Report of Independent Registered Public Accounting Firm on Schedules
  Schedule I — Summary of Investments — Other Than Investments in Related Parties
  Schedule II — Condensed Financial Information of Registrant (Parent Only)
  Schedule III — Supplementary Insurance Information
  Schedule IV — Reinsurance

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3.
    Exhibits

      Exhibits filed herewith

4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005
10.5	Principal Financial Group, Inc. Annual Incentive Plan
10.6	Summary of Standard Compensatory Arrangement for Non-Employee Members of the Principal Financial Group, Inc. Board of Directors
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.
12	Computation of Earnings to Fixed Charges Ratio
21	Principal Financial Group, Inc. Member Companies as of December 31, 2004
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification of J. Barry Griswell
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Michael H. Gersie

      Exhibits incorporated by reference

Exhibit Number	Description
2.1	Plan of Conversion[1]
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.[1]
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.[1]
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.[1]
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc.[2]
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)[1]
3.2	Form of By-Laws of Principal Financial Group, Inc. (included in Exhibit 2.1)[1]
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share[1]
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001[3]
10.1	Principal Financial Group, Inc. Stock Incentive Plan[4]
10.2	Principal Financial Group Long-Term Performance Plan[1]
10.3	Resolution of the Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002[3]
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002[5]
10.7	Principal Financial Group, Inc. Directors Stock Plan[1]
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004[6]
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003[6]
10.11	Employment Agreement, dated as of April 1, 2004 by and between, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell[2]
10.12	Change-of-Control Supplement and Amendment to Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell[2]
10.13	Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive[1]
10.14	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.[7]
10.15	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association[1]

1
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

2
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-16725).

3
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-16725).

4
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-16725).

5
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-16725).

6
Incorporated by reference to exhibit filed with Principal Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-16725).

7
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 1-16725).

b.
Reports on Form 8-K

      The Current Report on Form 8-K (Item 7.01), dated October 14, 2004, was furnished October 15, 2004.
      The Current Report on Form 8-K (Item 2.02), dated November 1, 2004, was furnished November 2, 2004.
      The Current Report on Form 8-K (Item 1.01), dated November 30, 2004, was filed December 3, 2004.

  c.
  See Item 15(a)3.

  d.
  See Item 15(a)2.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: March 3, 2005	By:	/s/ MICHAEL H. GERSIE Michael H. Gersie Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: March 3, 2005

By	* J. Barry Griswell Chairman, President, Chief Executive Officer and Director	By	* Sandra L. Helton Director
By	/s/ MICHAEL H. GERSIE Michael H. Gersie Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	By	* Charles S. Johnson Director
By	* Betsy J. Bernard Director	By	* William T. Kerr Director
By	* Jocelyn Carter-Miller Director	By	* Richard L. Keyser Director
By	* Gary E. Costley Director	By	* Arjun K. Mathrani Director
By	* David J. Drury Director	By	* Federico F. Peña Director
By	* C. Daniel Gelatt, Jr. Director	By	* Elizabeth E. Tallett Director
By	/s/ MICHAEL H. GERSIE * Attorney-in-Fact and Agent

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. (the Company) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 16, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for discontinued operations, goodwill and other intangible assets effective January 1, 2002, variable interest entities effective July 1, 2003, and certain fixed and variable contract features effective January 1, 2004.

                        /s/ Ernst & Young LLP

Des Moines, Iowa
February 16, 2005

Schedule I — Summary of Investments — Other Than Investments in Related Parties

As of December 31, 2004

Type of Investment	Cost	Value	Amount as shown in the Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$271.7	$277.4	$277.4
States, municipalities and political subdivisions	894.1	947.0	947.0
Foreign governments	777.2	868.5	868.5
Public utilities	3,605.4	3,879.5	3,879.5
Redeemable preferred	375.6	384.1	384.1
All other corporate bonds	25,206.6	26,913.2	26,913.2
Mortgage-backed and other asset-backed securities	7,288.7	7,646.6	7,646.6

Total fixed maturities, available-for-sale	38,419.3	40,916.3	40,916.3
Fixed maturities, trading	86.0	93.0	93.0
Equity securities, available-for-sale:
Common stocks:
Banks, trust and insurance companies	39.8	25.6	25.6
Industrial, miscellaneous and all other	60.9	67.6	67.6
Public utilities	1.2	11.4	11.4
Non-redeemable preferred stock	646.5	658.0	658.0

Total equity securities, available-for-sale	748.4	762.6	762.6
Mortgage loans(1)	11,760.5	xxxx	11,714.5
Real estate, net:
Real estate acquired in satisfaction of debt	33.2	xxxx	33.2
Other real estate(2)	1,004.6	xxxx	998.8
Policy loans	814.5	xxxx	814.5
Other investments(3)	1,331.9	xxxx	1,585.7

Total investments	$54,198.4	xxxx	$56,918.6

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

Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statement of Financial Position

	December 31,
	2004	2003
	(in millions)
Assets:
Cash	$75.4	$173.8
Income taxes receivable	1.6	1.7
Investment in subsidiary	7,469.0	7,234.0

Total assets	$7,546.0	$7,409.5

Liabilities and stockholders' equity:
Liabilities:
Amounts payable to subsidiary	$1.7	$1.7
Deferred income taxes	—	8.2

Total liabilities	1.7	9.9
Stockholders' equity:
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 379.1 million and 377.4 million shares issued, 300.6 million and 320.7 million shares outstanding in 2004 and 2003, respectively	3.8	3.8
Additional paid-in capital	7,269.4	7,153.2
Retained earnings	1,289.5	630.4
Accumulated other comprehensive income	1,313.3	1,171.3
Treasury stock, at cost (78.5 million and 56.7 million shares in 2004 and 2003, respectively)	(2,331.7)	(1,559.1)

Total stockholders' equity	7,544.3	7,399.6

Total liabilities and stockholders' equity	$7,546.0	$7,409.5

See accompanying notes.

Schedule II — Condensed Financial Information of Registrant (Parent Only) — (continued)

Statement of Operations

	For the year ended December,
	2004	2003	2002
	(in millions)
Revenues:
Net investment income	$4.8	$3.5	$4.0

Total revenues	4.8	3.5	4.0
Expenses:
Other operating costs and expenses	10.5	10.8	7.1

Total expenses	10.5	10.8	7.1

Loss before income taxes	(5.7)	(7.3)	(3.1)
Income tax benefits	(2.2)	(2.7)	(1.3)
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	706.0	651.9	448.2

Income from continuing operations, net of related income taxes	702.5	647.3	446.4
Income from discontinued operations, net of related income taxes	128.8	102.4	(23.2)

Income before cumulative Effect of accounting changes	831.3	749.7	423.2
Cumulative effect of accounting changes, net of related income taxes	(5.7)	(3.4)	(280.9)

Net income	$825.6	$746.3	$142.3

See accompanying notes.

Schedule II — Condensed Financial Information of Registrant (Parent Only) — (continued)

Statement of Cash Flows

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Net income	$825.6	$746.3	$142.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of related income taxes	(128.8)	(102.4)	23.2
Cumulative effect of accounting changes, net of related income taxes	5.7	3.4	280.9
Equity in the net income of subsidiary	(706.0)	(651.9)	(448.2)
Increase in amounts payable to Subsidiary	—	0.1	1.4
Increase in income taxes	1.3	0.5	7.2
Stock-based compensation	1.1	0.7	0.4

Net cash provided by (used in) operating activities	(1.1)	(3.3)	7.2
Cash flows from investing activities:
Dividend received from subsidiary	800.6	425.0	1,100.0

Net cash provided by (used in) investing activities	800.6	425.0	1,100.0
Cash flows from financing activities:
Issuance of common stock	41.2	18.3	22.0
Dividends to stockholders	(166.5)	(145.3)	(83.8)
Acquisition of treasury stock	(772.6)	(453.0)	(750.4)

Net cash provided by (used in) financing activities	(897.9)	(580.0)	(812.2)

Net increase (decrease) in cash and cash equivalents	(98.4)	(158.3)	295.0
Cash and cash equivalents at beginning of period	173.8	332.1	37.1

Cash and cash equivalents at end of year	$75.4	$173.8	$332.1

See accompanying notes.

Schedule II — Condensed Financial Information of Registrant (Parent Only) — (continued)

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

(2)   Cash Dividends from Subsidiary

        The parent company received cash dividends totaling $800.6 million, $425.0 million and $1,100.0 million in 2004, 2003 and 2002, respectively, from its subsidiary.

Schedule III — Supplementary Insurance Information

As of December 31, 2004, 2003 and 2002 and for each of the years then ended

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits and Claims	Contractholder and Other Policyholder Funds
	(in millions)
2004:
U.S. Asset Management and Accumulation	$738.3	$7,298.7	$30,434.6
International Asset Management and Accumulation	66.7	1,757.9	12.2
Life and Health Insurance	1,032.6	6,983.2	2,649.6
Mortgage Banking	—	—	—
Corporate and Other	—	2.8	(178.2)

Total	$1,837.6	$16,042.6	$32,918.2

2003:
U.S. Asset Management and Accumulation	$615.4	$7,146.4	$27,502.9
International Asset Management and Accumulation	49.3	1,425.4	8.7
Life and Health Insurance	904.2	6,876.1	2,243.7
Mortgage Banking	—	—	—
Corporate and Other	—	2.9	(149.8)

Total	$1,568.9	$15,450.8	$29,605.5

2002:
U.S. Asset Management and Accumulation	$501.7	$6,956.3	$24,985.6
International Asset Management and Accumulation	35.1	1,084.6	12.5
Life and Health Insurance	872.7	6,675.6	2,024.2
Mortgage Banking	—	—	—
Corporate and Other	—	3.0	(77.1)

Total	$1,409.5	$14,719.5	$26,945.2

Schedule III — Supplementary Insurance Information — (continued)

As of December 31, 2004, 2003 and 2002 and for each of the years then ended

Segment	Premiums and Other Considerations	Net Investment Income(1)	Benefits, Claims and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(1)
	(in millions)
2004:
U.S. Asset Management and Accumulation	$370.1	$2,354.0	$2,094.8	$112.0	$878.7
International Asset Management and Accumulation	241.0	191.5	357.3	3.1	109.0
Life and Health Insurance	3,096.6	662.3	2,514.7	95.7	890.7
Mortgage Banking	—	—	—	—	16.7
Corporate and Other	2.3	18.7	(7.3)	—	60.0

Total	$3,710.0	$3,226.5	$4,959.5	$210.8	$1,955.1

2003:
U.S. Asset Management and Accumulation	$420.0	$2,369.0	$2,139.7	$82.5	$839.7
International Asset Management and Accumulation	191.7	137.4	263.6	(4.0)	101.8
Life and Health Insurance	3,019.0	656.5	2,457.7	61.5	826.5
Mortgage Banking	—	—	—	—	29.3
Corporate and Other	—	70.5	(5.2)	—	61.4

Total	$3,630.7	$3,233.4	$4,855.8	$140.0	$1,858.7

2002:
U.S. Asset Management and Accumulation	$746.5	$2,322.3	$2,530.3	$57.1	$684.1
International Asset Management and Accumulation	157.9	138.2	238.6	3.3	80.7
Life and Health Insurance	2,973.4	660.2	2,433.4	84.0	750.4
Mortgage Banking	—	—	—	—	27.0
Corporate and Other	—	52.4	(4.8)	—	55.0

Total	$3,877.8	$3,173.1	$5,197.5	$144.4	$1,597.2

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

Schedule IV — Reinsurance

As of December 31, 2004, 2003 and 2002 and for each of the years then ended

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2004:
Life insurance in force	$180,343.5	$41,765.8	$2,566.2	$141,143.9	1.8%

Premiums:
Life insurance	$1,479.3	$69.2	$67.0	$1,477.1	4.5%
Accident and health insurance	2,455.5	222.6	—	2,232.9	—%

Total	$3,934.8	$291.8	$67.0	$3,710.0	1.8%

2003:
Life insurance in force	$166,910.7	$33,934.0	$2,317.0	$135,293.7	1.7%

Premiums:
Life insurance	$1,442.0	$64.7	$118.8	$1,496.1	7.9%
Accident and health insurance	2,359.8	225.2	—	2,134.6	—%

Total	$3,801.8	$289.9	$118.8	$3,630.7	3.3%

2002:
Life insurance in force	$165,307.4	$30,763.8	$1,885.7	$136,429.3	1.4%

Premiums:
Life insurance	$1,746.4	$56.9	$130.6	$1,820.1	7.2%
Accident and health insurance	2,328.9	271.2	—	2,057.7	—%

Total	$4,075.3	$328.1	$130.6	$3,877.8	3.4%

Exhibit Index

Exhibit Number	Description	Page
2.1	Plan of Conversion(1)
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc.(2)
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)(1)
3.2	Form of By-Laws of Principal Financial Group, Inc. (included in Exhibit 2.1)(1)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share(1)
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001(3)
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005(4)
10.1	Principal Financial Group, Inc. Stock Incentive Plan(5)
10.2	Principal Financial Group Long-Term Performance Plan(1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002(3)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002(6)
10.5	Principal Financial Group, Inc. Annual Incentive Plan(4)
10.6	Summary of Standard Compensatory Arrangement for Non-Employee Members of the Principal Financial Group, Inc. Board of Directors(4)
10.7	Principal Financial Group, Inc. Directors Stock Plan(1)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.(4)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004(7)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003(7)
10.11	Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12	Change-of-Control Supplement and Amendment to Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.13	Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive(1)
10.14	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.(8)
10.15	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association(1)
12	Computation of Earnings to Fixed Charges Ratio(4)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2004(4)
23	Consent of Independent Registered Public Accounting Firm(4)
24	Power of Attorney(4)

31.1	Certification of J. Barry Griswell(4)
31.2	Certification of Michael H. Gersie(4)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—J. Barry Griswell(4)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title18 of the United States Code—Michael H. Gersie(4)

(1)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

(2)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-16725).

(3)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-16725).

(4)
Filed herewith.

(5)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-16725).

(6)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-16725).

(7)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-16725).

(8)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 1-16725).

QuickLinks

PRINCIPAL FINANCIAL GROUP, INC. TABLE OF CONTENTS
  PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Condensed Consolidating Statements of Operations For the year ended December 31, 2003
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
  PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Schedule I — Summary of Investments — Other Than Investments in Related Parties As of December 31, 2004
Schedule II — Condensed Financial Information of Registrant (Parent Only) Statement of Financial Position
Schedule II — Condensed Financial Information of Registrant (Parent Only) — (continued) Statement of Operations
Schedule II — Condensed Financial Information of Registrant (Parent Only) — (continued) Statement of Cash Flows
Schedule II — Condensed Financial Information of Registrant (Parent Only) — (continued) Notes to Condensed Financial Statements
Schedule III — Supplementary Insurance Information As of December 31, 2004, 2003 and 2002 and for each of the years then ended
Schedule III — Supplementary Insurance Information — (continued) As of December 31, 2004, 2003 and 2002 and for each of the years then ended
Schedule IV — Reinsurance As of December 31, 2004, 2003 and 2002 and for each of the years then ended
Exhibit Index