Form 10-Q
period 2005-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2005-05-04
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

1-16725

(Commission file number)

PRINCIPAL FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1520346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

711 High Street, Des Moines, Iowa 50392

(Address of principal executive offices)

(515) 247-5111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 28, 2005 was 293,771,812.

PRINCIPAL FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$40,599.9	$40,916.3
Fixed maturities, trading	91.7	93.0
Equity securities, available-for-sale	761.1	762.6
Mortgage loans	11,799.3	11,714.5
Real estate	1,040.4	1,032.0
Policy loans	809.2	814.5
Other investments	1,431.9	1,585.7
Total investments	56,533.5	56,918.6

Cash and cash equivalents	548.5	452.5
Accrued investment income	676.0	678.4
Premiums due and other receivables	573.8	628.5
Deferred policy acquisition costs	1,946.5	1,837.6
Property and equipment	436.5	429.4
Goodwill	273.6	232.9
Other intangibles	209.9	196.5
Separate account assets	51,293.9	51,507.9
Other assets	1,036.9	915.8
Total assets	$113,529.1	$113,798.1

Liabilities
Contractholder funds	$32,488.7	$32,183.3
Future policy benefits and claims	16,048.7	16,042.6
Other policyholder funds	685.7	734.9
Short-term debt	761.7	281.7
Long-term debt	848.1	843.5
Income taxes payable	—	277.9
Deferred income taxes	992.1	1,131.7
Separate account liabilities	51,293.9	51,507.9
Other liabilities	3,067.1	3,250.3
Total liabilities	106,186.0	106,253.8

Stockholders’ equity
Common stock, par value $.01 per share – 2,500.0 million shares authorized, 379.5 million and 379.1 million shares issued, and 296.8 million and 300.6 million shares outstanding in 2005 and 2004, respectively	3.8	3.8
Additional paid-in capital	7,294.2	7,269.4
Retained earnings	1,495.0	1,289.5
Accumulated other comprehensive income	1,046.4	1,313.3
Treasury stock, at cost (82.7 million and 78.5 million shares in 2005 and 2004, respectively)	(2,496.3)	(2,331.7)
Total stockholders’ equity	7,343.1	7,544.3
Total liabilities and stockholders’ equity	$113,529.1	$113,798.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2005	2004
	(in millions, except per share data)
Revenues
Premiums and other considerations	$934.1	$920.4
Fees and other revenues	417.2	332.6
Net investment income	794.8	786.2
Net realized/unrealized capital losses	(1.5)	(42.5)
Total revenues	2,144.6	1,996.7

Expenses
Benefits, claims and settlement expenses	1,234.3	1,186.1
Dividends to policyholders	72.9	73.3
Operating expenses	556.9	529.5
Total expenses	1,864.1	1,788.9

Income from continuing operations before income taxes	280.5	207.8

Income taxes	75.0	44.4
Income from continuing operations, net of related income taxes	205.5	163.4

Income from discontinued operations, net of related income taxes	—	35.9
Income before cumulative effect of accounting change	205.5	199.3
Cumulative effect of accounting change, net of related income taxes	—	(5.7)
Net income	$205.5	$193.6

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$0.69	$0.51
Income from discontinued operations, net of related income taxes	—	0.11
Income before cumulative effect of accounting change	0.69	0.62
Cumulative effect of accounting change, net of related income taxes	—	(0.02)
Net income	$0.69	$0.60

Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$0.68	$0.51
Income from discontinued operations, net of related income taxes	—	0.11
Income before cumulative effect of accounting change	0.68	0.62
Cumulative effect of accounting change, net of related income taxes	—	(0.02)
Net income	$0.68	$0.60

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity	Outstanding shares
			(in millions)				(in thousands)

Balances at January 1, 2004	$3.8	$7,153.2	$630.4	$1,171.3	$(1,559.1)	$7,399.6	320,667.5
Shares issued	—	3.5	—	—	—	3.5	160.5
Capital transactions of equity method investee, net of related income taxes	—	12.5	—	—	—	12.5
Stock-based compensation	—	9.9	—	—	—	9.9
Treasury stock acquired and sold, net	—	—	—	—	(0.4)	(0.4)	(10.2)
Comprehensive income:
Net income	—	—	193.6	—	—	193.6
Net unrealized gains	—	—	—	537.1	—	537.1
Provision for deferred income taxes	—	—	—	(172.7)	—	(172.7)
Foreign currency translation adjustment, net of related income taxes	—	—	—	3.9	—	3.9
Comprehensive income						561.9
Balances at March 31, 2004	$3.8	$7,179.1	$824.0	$1,539.6	$(1,559.5)	$7,987.0	320,817.8

Balances at January 1, 2005	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3	300,571.7
Shares issued	—	13.7	—	—	—	13.7	449.3
Stock-based compensation and additional related tax benefits	—	11.1	—	—	—	11.1
Treasury stock acquired	—	—	—	—	(164.6)	(164.6)	(4,188.6)
Comprehensive loss:
Net income	—	—	205.5	—	—	205.5
Net unrealized losses	—	—	—	(406.7)	—	(406.7)
Provision for deferred income taxes	—	—	—	147.8	—	147.8
Foreign currency translation adjustment, net of related income taxes	—	—	—	(8.0)	—	(8.0)
Comprehensive loss						(61.4)
Balances at March 31, 2005	$3.8	$7,294.2	$1,495.0	$1,046.4	$(2,496.3)	$7,343.1	296,832.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2005	2004
	(in millions)
Operating activities
Net income	$205.5	$193.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of related income taxes	—	(35.9)
Cumulative effect of accounting change, net of related income taxes	—	5.7
Amortization of deferred policy acquisition costs	62.2	36.1
Additions to deferred policy acquisition costs	(127.7)	(97.3)
Accrued investment income	2.4	48.4
Premiums due and other receivables	6.3	47.4
Contractholder and policyholder liabilities and dividends	389.7	333.9
Current and deferred income taxes (benefits)	(418.1)	37.6
Net realized/unrealized capital losses	1.5	42.5
Depreciation and amortization expense	26.2	27.0
Mortgage loans held for sale, acquired or originated	(476.5)	(236.2)
Mortgage loans held for sale, sold or repaid, net of gain	416.2	192.4
Real estate acquired through operating activities	(15.5)	(1.4)
Real estate sold through operating activities	0.7	33.4
Stock-based compensation	11.2	8.2
Other	(160.6)	(123.5)
Net adjustments	(282.0)	318.3
Net cash provided by (used in) operating activities	(76.5)	511.9

Investing activities
Available-for-sale securities:
Purchases	(1,979.8)	(2,312.1)
Sales	468.5	607.8
Maturities	1,296.5	1,243.2
Mortgage loans acquired or originated	(499.5)	(304.8)
Mortgage loans sold or repaid	438.4	352.8
Real estate acquired	(9.8)	(10.2)
Real estate sold	63.8	40.8
Net purchases of property and equipment	(21.6)	(9.3)
Purchases of interest in subsidiaries, net of cash acquired	(52.9)	(106.2)
Net change in other investments	(3.0)	24.0
Net cash used in investing activities	$(299.4)	$(474.0)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the three months ended March 31,
	2005	2004
	(in millions)
Financing activities
Issuance of common stock	$13.7	$3.5
Acquisition of treasury stock	(164.6)	(0.4)
Proceeds from financing element derivatives	42.8	55.3
Payments for financing element derivatives	(31.1)	(22.0)
Issuance of long-term debt	7.7	5.2
Principal repayments of long-term debt	(0.8)	(220.3)
Net proceeds (repayments) of short-term borrowings	477.1	(117.7)
Investment contract deposits	2,036.8	1,388.4
Investment contract withdrawals	(1,905.3)	(1,602.1)
Net decrease in banking operation deposits	(4.4)	(6.6)
Net cash provided by (used in) financing activities	471.9	(516.7)

Net increase (decrease) in cash and cash equivalents	96.0	(478.8)

Cash and cash equivalents at beginning of period	452.5	1,192.5
Cash and cash equivalents at end of period	$548.5	$713.7

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

1.  Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIE”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2004, included in our Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission (“SEC”).  The accompanying consolidated statement of financial position at December 31, 2004, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the March 31, 2004 financial statements to conform to the March 31, 2005 presentation.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows.  On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005.  Accordingly, we will be adopting SFAS 123R effective January 1, 2006.  This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002.  In addition, any stock options granted prior to January 1, 2002 have already fully vested.  We applied the prospective method of transition as prescribed by SFAS 123.

Separate Accounts

At March 31, 2005 and December 31, 2004, the separate accounts included a separate account valued at $674.1 million and $782.8 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization.  These shares are included in both basic and diluted earnings per share calculations.  The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position.  Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities.

Stock-Based Compensation

At March 31, 2005, we have four stock-based compensation plans.  We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002.  For stock-based awards granted prior to this date, we used the intrinsic value method.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

1.  Nature of Operations and Significant Accounting Policies (continued)

Awards under our plans vest over periods ranging from one year to three years.  Therefore, the cost related to stock-based compensation included in the determination of net income for the three months ended March 31, 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans.  Had compensation expense for our stock option awards and employees’ purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	For the three months ended March 31,
	2005	2004
	(in millions, except per share data)

Net income, as reported	$205.5	$193.6
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5.3	3.4
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	5.3	4.2
Pro forma net income	$205.5	$192.8

Basic earnings per share:
As reported	$0.69	$0.60
Pro forma	0.69	0.60

Diluted earnings per share:
As reported	$0.68	$0.60
Pro forma	0.68	0.60

2.  Federal Income Taxes

The effective income tax rate on income from continuing operations for the three months ended March 31, 2005 and 2004, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received.

The Internal Revenue Service (the “Service”) has completed examinations of the U.S. consolidated federal income tax returns for 2001 and prior years.  The Service has also started to examine returns for 2002 and 2003.  The Service’s completion of the examinations for the years 1999 - 2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005.  We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and plan to file claims for refund relating to the disputed adjustments.  The majority of the deficiency is attributable to the disallowance of carrybacks of capital losses, net operating losses and foreign tax credits arising in years after 2001; we expect the Service to allow the carrybacks upon completion of the audit of the returns for the years in which the losses and credits arose.  The remainder of the deficiency is attributable to both contested issues and adjustments that we have accepted.  We believe that we have adequate defenses against, or sufficient provisions for, the contested issues.  Consequently, we do not expect the ultimate resolution of issues in tax years 1999 – 2001 to have a material impact on our net income.  Similarly, we believe that there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2001.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

3.  Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits
	For the three months ended March 31,
	2005	2004
	(in millions)

Service cost	$12.4	$12.8
Interest cost	19.4	18.3
Expected return on plan assets	(24.1)	(21.5)
Amortization of prior service cost	0.4	0.4
Recognized net actuarial loss	4.1	4.1
Net periodic benefit cost	$12.2	$14.1

	Other postretirement benefits
	For the three months ended March 31,
	2005	2004
	(in millions)

Service cost	$2.5	$2.3
Interest cost	4.2	3.9
Expected return on plan assets	(7.3)	(6.8)
Amortization of prior service benefit	(0.6)	(0.7)
Recognized net actuarial loss	0.1	0.1
Net periodic benefit income	$(1.1)	$(1.2)

Contributions

We anticipate contributing $1.4 million in 2005 to fund our other postretirement benefit plans.  We contributed approximately $0.1 million during the three months ended March 31, 2005.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes.  The minimum annual contribution for 2005 will be zero so we will not be required to fund the qualified pension plan during 2005.    However, it is possible that we may fund the qualified and nonqualified plans in 2005 in the range of $10 million to $50 million.  During the three months ended March 31, 2005, no contributions have been made to the plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

4.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	For the three months ended March 31,
	2005	2004
	(in millions)
Comprehensive income (loss):
Net income	$205.5	$193.6
Net change in unrealized gains and losses on fixed maturities, available-for-sale	(532.5)	638.3
Net change in unrealized gains and losses on equity securities, available-for-sale	(6.3)	9.2
Net change in unrealized gains and losses on equity method subsidiaries and minority interest adjustments	0.3	(13.7)
Adjustments for assumed changes in amortization patterns:
Deferred policy acquisition costs	43.6	(42.6)
Sales inducements	3.6	(3.1)
Unearned revenue reserves	7.1	1.3
Net change in unrealized gains and losses on derivative instruments	24.6	2.6
Adjustments to unrealized gains and losses for Closed Block policyholder dividend obligation	52.9	(54.9)
Change in net foreign currency translation adjustment	(9.0)	4.0
Provision for deferred income tax benefit (expense)	148.8	(172.8)
Comprehensive income (loss)	$(61.4)	$561.9

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

Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity.  Several of these suits were filed as purported class actions.  Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues.  We received a subpoena on March 3, 2005, from the Office of the Attorney General of the State of New York seeking information on compensation agreements associated with the sale of retirement products. We are cooperating fully with the inquiry.  We have received requests from regulators and other governmental authorities relating to industry issues and may receive such requests in the future.

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life Insurance Company (“Principal Life”) and Principal Financial Services, Inc., on

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

5.  Contingencies, Guarantees and Indemnifications (continued)

behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This new lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate.  Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from the state court to the United States District Court for the Southern District of Iowa.  We are vigorously defending this matter.

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds.  These agreements generally expire from 2005 through 2019.  The maximum exposure under these agreements as of March 31, 2005, was approximately $225.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position.  Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income.  The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $193.0 million as of March 31, 2005).  New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies.  Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand.  In April 2003, the New Zealand Securities Commission (“the Commission”) opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment.  This technical issue affected many in the industry.  On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations.  The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings.  The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing.  Such judicial relief has been granted to BT Financial Group and Westpac with regard to the vast majority of affected investors.   As a result, we do not believe that this matter will result in a material adverse effect on our business or financial position.  It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group.  Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004.  The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $39.0 million) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $35.0 million) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”).  FITB is an asset used in calculating unit pricing of funds.  Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

5.  Contingencies, Guarantees and Indemnifications (continued)

overstated.  We intend to vigorously defend against these claims.  Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position.  It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

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

The International Asset Management and Accumulation segment offers retirement products and services, annuities, long-term mutual funds and life insurance through operations in Brazil, Chile, Mexico, Hong Kong,  India, Japan and Malaysia.  On July 2, 2004, we closed the sale of all the stock of our Argentine companies.  Consequently, the results of operations (excluding corporate overhead) for Principal International Argentina S.A. are reported as other after-tax adjustments for all periods presented.

The Life and Health insurance segment provides individual life insurance, group health insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance, and group life insurance, throughout the United States.

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

Management uses segment operating earnings for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts.  We determine segment operating earnings by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends.  Net realized/unrealized

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

6.  Segment Information (continued)

capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition and sales inducement costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues.  Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.  While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2005	December 31, 2004
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$94,224.8	$94,394.6
International Asset Management and Accumulation	3,647.5	3,642.0
Life and Health Insurance	13,292.1	13,185.4
Corporate and Other	2,364.7	2,576.1
Total consolidated assets	$113,529.1	$113,798.1

	For the three months ended March 31,
	2005	2004
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$957.3	$893.3
International Asset Management and Accumulation	132.8	113.0
Life and Health Insurance	1,068.6	1,035.3
Corporate and Other	(10.1)	1.6
Total segment operating revenues	2,148.6	2,043.2
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(4.0)	(46.5)
Total revenue per consolidated statements of operations	$2,144.6	$1,996.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

6.  Segment Information (continued)

	For the three months ended March 31,
	2005	2004
	(in millions)
Operating earnings (loss) by segment:
U.S. Asset Management and Accumulation	$138.6	$119.5
International Asset Management and Accumulation	9.5	8.6
Life and Health Insurance	69.5	74.8
Mortgage Banking	—	(4.9)
Corporate and Other	(8.4)	(11.5)
Total segment operating earnings	209.2	186.5
Net realized/unrealized capital losses, as adjusted	(3.7)	(23.1)
Other after-tax adjustments (1)	—	30.2
Net income per consolidated statements of operations	$205.5	$193.6

(1)          For the three months ended March 31, 2004, other after-tax adjustments of $30.2 million included the positive effect of income from discontinued operations related to the sale of Principal Residential Mortgage, Inc. ($36.0 million); and the negative effects of (a) a cumulative effect of accounting change related to the implementation of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ($5.7 million)and (b) loss from discontinued operations related to the sale of our Argentine companies ($0.1 million).

7.  Stockholders’ Equity

In March 2005, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock.  The repurchases will be made in the open market or through privately negotiated transactions, from time to time, depending on market conditions.

8.  Earnings Per Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the three months ended March 31,
	2005	2004
	(in millions, except per share data)

Income from continuing operations, net of related income taxes	$205.5	$163.4

Weighted-average shares outstanding:
Basic	299.5	320.8
Dilutive effect:
Stock options	1.4	1.1
Restricted stock units	0.3	0.1
Diluted	301.2	322.0

Income from continuing operations per share:
Basic	$0.69	$0.51
Diluted	$0.68	$0.51

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

8.  Earnings Per Share (continued)

The calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004, excludes the incremental effect related to certain stock-based compensation grants due to their anti-dilutive effect.

9.  Condensed Consolidating Financial Information

Principal Life has established special purpose entities to issue secured medium-term notes.  Under the program, the payment obligations of principal and interest on the notes are secured by funding agreements issued by Principal Life.  Principal Life’s payment obligations on the funding agreements are fully and unconditionally guaranteed by PFG.  All of the outstanding stock of Principal Life is indirectly owned by PFG and PFG is the only guarantor of the payment obligations of the funding agreements.

We received a subpoena on March 31, 2005 from the Attorney General of West Virginia for documents and other information relating to funding agreement-backed securities, special purpose vehicles related to funding agreement-backed securities, and related subjects.  We understand that other U.S.-based life insurers that have funding agreement-backed note programs such as our on-going programs have received similar subpoenas from the Attorney General of West Virginia.  Other than the subpoena, we have received no notification of any pending or threatened investigation or other proceeding by West Virginia governmental authorities involving funding agreement-backed securities.

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004.

Condensed Consolidating Statements of Financial Position

March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$51,886.6	$5,795.6	$(1,364.4)	$56,317.8
Investment in unconsolidated entities	7,168.5	279.3	5,742.5	(12,974.6)	215.7
Cash and cash equivalents	174.5	92.6	322.1	(40.7)	548.5
Other intangibles	—	5.3	204.6	—	209.9
Separate account assets	—	50,474.2	819.7	—	51,293.9
All other assets	1.9	4,440.9	729.5	(229.0)	4,943.3
Total assets	$7,344.9	$107,178.9	$13,614.0	$(14,608.7)	$113,529.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)

March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Liabilities
Contractholder funds	$—	$32,659.9	$9.1	$(180.3)	$32,488.7
Future policy benefits and claims	—	14,307.2	1,741.5	—	16,048.7
Other policyholder funds	—	682.3	3.4	—	685.7
Short-term debt	—	251.6	643.7	(133.6)	761.7
Long-term debt	—	193.1	1,009.1	(354.1)	848.1
Income taxes currently payable	—	—	56.3	(56.3)	—
Deferred income taxes	—	803.4	202.8	(14.1)	992.1
Separate account liabilities	—	50,474.2	819.7	—	51,293.9
Other liabilities	1.8	1,219.3	1,959.9	(113.9)	3,067.1
Total liabilities	1.8	100,591.0	6,445.5	(852.3)	106,186.0
Stockholders’ equity
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	7,294.2	5,122.2	6,871.0	(11,993.2)	7,294.2
Retained earnings (deficit)	1,495.0	438.3	(748.9)	310.6	1,495.0
Accumulated other comprehensive income	1,046.4	1,024.9	1,046.4	(2,071.3)	1,046.4
Treasury stock, at cost	(2,496.3)	—	—	—	(2,496.3)
Total stockholders’ equity	7,343.1	6,587.9	7,168.5	(13,756.4)	7,343.1
Total liabilities and stockholders’ equity	$7,344.9	$107,178.9	$13,614.0	$(14,608.7)	$113,529.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$52,248.2	$5,716.8	$(1,260.7)	$56,704.3
Investment in unconsolidated entities	7,469.0	277.3	5,961.3	(13,493.3)	214.3
Cash and cash equivalents	75.4	31.8	410.0	(64.7)	452.5
Other intangibles	—	5.5	191.0	—	196.5
Separate account assets	—	50,722.4	785.5	—	51,507.9
All other assets	1.6	4,214.0	687.3	(180.3)	4,722.6
Total assets	$7,546.0	$107,499.2	$13,751.9	$(14,999.0)	$113,798.1

Liabilities
Contractholder funds	$—	$32,353.1	$8.4	$(178.2)	$32,183.3
Future policy benefits and claims	—	14,284.8	1,757.8	—	16,042.6
Other policyholder funds	—	731.2	3.7	—	734.9
Short-term debt	—	—	527.4	(245.7)	281.7
Long-term debt	—	215.0	929.9	(301.4)	843.5
Income taxes currently payable	—	247.3	48.3	(17.7)	277.9
Deferred income taxes	—	937.5	207.8	(13.6)	1,131.7
Separate account liabilities	—	50,722.4	785.5	—	51,507.9
Other liabilities	1.7	1,351.6	2,014.1	(117.1)	3,250.3
Total liabilities	1.7	100,842.9	6,282.9	(873.7)	106,253.8
Stockholders’ equity
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	7,269.4	5,112.7	6,860.9	(11,973.6)	7,269.4
Retained earnings (deficit)	1,289.5	238.3	(705.3)	467.0	1,289.5
Accumulated other comprehensive income	1,313.3	1,302.8	1,313.4	(2,616.2)	1,313.3
Treasury stock, at cost	(2,331.7)	—	—	—	(2,331.7)
Total stockholders’ equity	7,544.3	6,656.3	7,469.0	(14,125.3)	7,544.3
Total liabilities and stockholders’ equity	$7,546.0	$107,499.2	$13,751.9	$(14,999.0)	$113,798.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$846.7	$87.4	$—	$934.1
Fees and other revenues	—	286.3	194.5	(63.6)	417.2
Net investment income	0.6	739.5	50.8	3.9	794.8
Net realized/unrealized capital losses	—	(1.7)	(0.1)	0.3	(1.5)
Total revenues	0.6	1,870.8	332.6	(59.4)	2,144.6

Expenses
Benefits, claims, and settlement expenses	—	1,139.9	97.1	(2.7)	1,234.3
Dividends to policyholders	—	72.9	—	—	72.9
Operating expenses	3.0	425.6	184.1	(55.8)	556.9
Total expenses	3.0	1,638.4	281.2	(58.5)	1,864.1

Income (loss) from continuing operations before income taxes	(2.4)	232.4	51.4	(0.9)	280.5

Income taxes (benefits)	(1.4)	59.3	16.8	0.3	75.0
Equity in the net income of subsidiaries.	206.5	26.8	171.9	(405.2)	—
Net income	$205.5	$199.9	$206.5	$(406.4)	$205.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$857.7	$62.7	$—	$920.4
Fees and other revenues	—	233.9	155.2	(56.5)	332.6
Net investment income	0.6	704.4	71.8	9.4	786.2
Net realized/unrealized capital losses	—	(41.5)	(6.7)	5.7	(42.5)
Total revenues	0.6	1,754.5	283.0	(41.4)	1,996.7

Expenses
Benefits, claims, and settlement expenses	—	1,111.8	76.6	(2.3)	1,186.1
Dividends to policyholders	—	73.3	—	—	73.3
Operating expenses	2.7	395.2	180.9	(49.3)	529.5
Total expenses	2.7	1,580.3	257.5	(51.6)	1,788.9

Income (loss) from continuing operations before income taxes	(2.1)	174.2	25.5	10.2	207.8

Income taxes (benefits)	(0.7)	42.1	0.3	2.7	44.4
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	164.8	51.9	139.6	(356.3)	—
Income from continuing operations, net of related income taxes	163.4	184.0	164.8	(348.8)	163.4

Income (loss) from discontinued operations, net of related income taxes	35.9	(1.4)	35.9	(34.5)	35.9
Income before cumulative effect of accounting change	199.3	182.6	200.7	(383.3)	199.3

Cumulative effect of accounting change, net of related income taxes	(5.7)	(2.5)	(5.7)	8.2	(5.7)
Net income	$193.6	$180.1	$195.0	$(375.1)	$193.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined (1)	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash used in operating activities	$(1.0)	$(82.6)	$(1.7)	$8.8	$(76.5)
Investing activities
Available-for-sale securities:
Purchases	—	(1,301.3)	(680.0)	1.5	(1,979.8)
Sales	—	355.3	113.2	—	468.5
Maturities	—	760.8	535.7	—	1,296.5
Mortgage loans acquired or originated	—	(420.8)	(103.7)	25.0	(499.5)
Mortgage loans sold or repaid	—	483.3	37.5	(82.4)	438.4
Real estate acquired	—	(1.5)	(8.3)	—	(9.8)
Real estate sold	—	46.5	17.3	—	63.8
Net purchases of property and equipment	—	(19.8)	(1.8)	—	(21.6)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(52.9)	—	(52.9)
Dividends received from unconsolidated entities	251.0	15.0	116.5	(382.5)	—
Net change in other investments	—	(146.9)	0.8	143.1	(3.0)
Net cash provided by (used in) investing activities	$251.0	$(229.4)	$(25.7)	$(295.3)	$(299.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$13.7	$—	$—	$—	$13.7
Acquisition of treasury stock	(164.6)	—	—	—	(164.6)
Proceeds from financing element derivatives	—	42.8	—	—	42.8
Payments for financing element derivatives	—	(31.1)	—	—	(31.1)
Issuance of long-term debt	—	3.0	4.7	—	7.7
Principal repayments of long-term debt	—	(25.0)	(33.3)	57.5	(0.8)
Net repayments of short-term borrowings	—	251.6	223.5	2.0	477.1
Dividends paid to parent	—	—	(251.0)	251.0	—
Investment contract deposits	—	2,036.8	—	—	2,036.8
Investment contract withdrawals	—	(1,905.3)	—	—	(1,905.3)
Net decrease in banking operation deposits	—	—	(4.4)	—	(4.4)
Net cash provided by (used in) financing activities	(150.9)	372.8	(60.5)	310.5	471.9

Net increase (decrease) in cash and cash equivalents	99.1	60.8	(87.9)	24.0	96.0

Cash and cash equivalents at beginning of period	75.4	31.8	410.0	(64.7)	452.5
Cash and cash equivalents at end of period	$174.5	$92.6	$322.1	$(40.7)	$548.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.2)	$322.2	$155.8	$35.1	$511.9

Investing activities
Available-for-sale securities:
Purchases	—	(1,880.7)	(431.0)	(0.4)	(2,312.1)
Sales	—	488.4	119.4	—	607.8
Maturities	—	985.0	258.2	—	1,243.2
Mortgage loans acquired or originated	—	(323.3)	11.6	6.9	(304.8)
Mortgage loans sold or repaid	—	369.3	14.9	(31.4)	352.8
Real estate acquired	—	(1.5)	(8.7)	—	(10.2)
Real estate sold	—	20.5	20.3	—	40.8
Net purchases of property and equipment	—	(7.2)	(2.1)	—	(9.3)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(106.2)	—	(106.2)
Dividends received from unconsolidated entities	—	11.2	94.4	(105.6)	—
Net change in other investments	—	(75.3)	22.7	76.6	24.0
Net cash used in investing activities	$—	$(413.6)	$(6.5)	$(53.9)	$(474.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$3.5	$—	$—	$—	$3.5
Acquisition of treasury stock	(0.4)	—	—	—	(0.4)
Proceeds from financing element derivatives	—	55.3	—	—	55.3
Payments for financing element derivatives	—	(22.0)	—	—	(22.0)
Issuance of long-term debt	—	12.3	0.4	(7.5)	5.2
Principal repayments of long-term debt	—	(209.5)	(42.7)	31.9	(220.3)
Net repayments of short-term borrowings	—	—	(110.8)	(6.9)	(117.7)
Dividends paid to parent	—	—	(11.0)	11.0	—
Investment contract deposits	—	1,388.4	—	—	1,388.4
Investment contract withdrawals	—	(1,602.1)	—	—	(1,602.1)
Net decrease in banking operation deposits	—	—	(6.6)	—	(6.6)
Net cash provided by (used in) financing activities	3.1	(377.6)	(170.7)	28.5	(516.7)

Net increase (decrease) in cash and cash equivalents	1.9	(469.0)	(21.4)	9.7	(478.8)

Cash and cash equivalents at beginning of period	173.8	640.5	684.2	(306.0)	1,192.5
Cash and cash equivalents at end of period	$175.7	$171.5	$662.8	$(296.3)	$713.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

On June 30, 2004, our shelf registration statement with the Securities and Exchange Commission was effective.  We now have the ability to issue up to $3.0 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts.  If we issue securities, we intend to use the proceeds from the sale of the securities offered by the prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness.  Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004.

Condensed Consolidating Statements of Financial Position

March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$23.6	$56,294.2	$—	$56,317.8
Investment in unconsolidated entities	7,168.5	7,598.7	215.6	(14,767.1)	215.7
Cash and cash equivalents	174.5	592.5	(198.8)	(19.7)	548.5
Other intangibles	—	—	209.9	—	209.9
Separate account assets	—	—	51,293.9	—	51,293.9
All other assets	1.9	20.1	4,955.8	(34.5)	4,943.3
Total assets	$7,344.9	$8,234.9	$112,770.6	$(14,821.3)	$113,529.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)

March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Liabilities
Contractholder funds	$—	$—	$32,488.7	$—	$32,488.7
Future policy benefits and claims	—	—	16,048.7	—	16,048.7
Other policyholder funds	—	—	685.7	—	685.7
Short-term debt	—	324.8	436.9	—	761.7
Long-term debt	—	464.2	383.9	—	848.1
Income taxes currently payable	—	6.4	2.3	(8.7)	—
Deferred income taxes	—	11.5	1,000.9	(20.3)	992.1
Separate account liabilities	—	—	51,293.9	—	51,293.9
Other liabilities	1.8	259.5	2,830.9	(25.1)	3,067.1
Total liabilities	1.8	1,066.4	105,171.9	(54.1)	106,186.0

Stockholders’ equity
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	7,294.2	6,871.0	5,962.0	(12,833.0)	7,294.2
Retained earnings (deficit)	1,495.0	(748.9)	576.9	172.0	1,495.0
Accumulated other comprehensive income	1,046.4	1,046.4	1,045.1	(2,091.5)	1,046.4
Treasury stock, at cost	(2,496.3)	—	(2.1)	2.1	(2,496.3)
Total stockholders’ equity	7,343.1	7,168.5	7,598.7	(14,767.2)	7,343.1
Total liabilities and stockholders’ equity	$7,344.9	$8,234.9	$112,770.6	$(14,821.3)	$113,529.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$24.0	$56,680.3	$—	$56,704.3
Investment in unconsolidated entities	7,469.0	7,668.4	214.3	(15,137.4)	214.3
Cash and cash equivalents	75.4	551.9	(207.4)	32.6	452.5
Other intangibles	—	—	196.5	—	196.5
Separate account assets	—	—	51,507.9	—	51,507.9
All other assets	1.6	17.4	4,725.9	(22.3)	4,722.6
Total assets	$7,546.0	$8,261.7	$113,117.5	$(15,127.1)	$113,798.1

Liabilities
Contractholder funds	$—	$—	$32,183.3	$—	$32,183.3
Future policy benefits and claims	—	—	16,042.6	—	16,042.6
Other policyholder funds	—	—	734.9	—	734.9
Short-term debt	—	75.0	206.7	—	281.7
Long-term debt	—	464.2	379.3	—	843.5
Income taxes currently payable	—	9.1	274.4	(5.6)	277.9
Deferred income taxes	—	12.4	1,130.7	(11.4)	1,131.7
Separate account liabilities	—	—	51,507.9	—	51,507.9
Other liabilities	1.7	232.0	2,989.3	27.3	3,250.3
Total liabilities	1.7	792.7	105,449.1	10.3	106,253.8

Stockholders’ equity
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	7,269.4	6,860.9	5,950.6	(12,811.5)	7,269.4
Retained earnings (deficit)	1,289.5	(705.3)	389.2	316.1	1,289.5
Accumulated other comprehensive income	1,313.3	1,313.4	1,311.8	(2,625.2)	1,313.3
Treasury stock, at cost	(2,331.7)	—	—	—	(2,331.7)
Total stockholders’ equity	7,544.3	7,469.0	7,668.4	(15,137.4)	7,544.3
Total liabilities and stockholders’ equity	$7,546.0	$8,261.7	$113,117.5	$(15,127.1)	$113,798.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$934.1	$—	$934.1
Fees and other revenues	—	—	417.2	—	417.2
Net investment income	0.6	2.6	791.6	—	794.8
Net realized/unrealized capital losses	—	—	(0.8)	(0.7)	(1.5)
Total revenues	0.6	2.6	2,142.1	(0.7)	2,144.6

Expenses
Benefits, claims, and settlement expenses	—	—	1,234.3	—	1,234.3
Dividends to policyholders	—	—	72.9	—	72.9
Operating expenses	3.0	11.3	542.6	—	556.9
Total expenses	3.0	11.3	1,849.8	—	1,864.1

Income (loss) from continuing operations before income taxes	(2.4)	(8.7)	292.3	(0.7)	280.5

Income taxes (benefits)	(1.4)	(2.9)	79.3	—	75.0
Equity in the net income of subsidiaries	206.5	212.3	—	(418.8)	—
Net income	$205.5	$206.5	$213.0	$(419.5)	$205.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$920.4	$—	$920.4
Fees and other revenues	—	—	332.8	(0.2)	332.6
Net investment income	0.6	3.7	781.8	0.1	786.2
Net realized/unrealized capital losses	—	(1.8)	(40.7)	—	(42.5)
Total revenues	0.6	1.9	1,994.3	(0.1)	1,996.7

Expenses
Benefits, claims, and settlement expenses	—	—	1,186.1	—	1,186.1
Dividends to policyholders	—	—	73.3	—	73.3
Operating expenses	2.7	14.8	512.1	(0.1)	529.5
Total expenses	2.7	14.8	1,771.5	(0.1)	1,788.9

Income (loss) from continuing operations before income taxes	(2.1)	(12.9)	222.8	—	207.8

Income taxes (benefits)	(0.7)	(4.7)	49.8	—	44.4
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	164.8	173.0	—	(337.8)	—
Income from continuing operations, net of related income taxes	163.4	164.8	173.0	(337.8)	163.4

Income from discontinued operations, net of related income taxes	35.9	35.9	30.1	(66.0)	35.9
Income before cumulative effect of accounting change	199.3	200.7	203.1	(403.8)	199.3

Cumulative effect of accounting change, net of related income taxes	(5.7)	(5.7)	(5.7)	11.4	(5.7)
Net income	$193.6	$195.0	$197.4	$(392.4)	$193.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.0)	$9.1	$(43.1)	$(41.5)	$(76.5)

Investing activities
Available-for-sale securities:
Purchases	—	(1.5)	(1,978.3)	—	(1,979.8)
Sales	—	0.8	467.7	—	468.5
Maturities	—	—	1,296.5	—	1,296.5
Mortgage loans acquired or originated	—	—	(499.5)	—	(499.5)
Mortgage loans sold or repaid	—	—	438.4	—	438.4
Real estate acquired	—	—	(9.8)	—	(9.8)
Real estate sold	—	—	63.8	—	63.8
Net purchases of property and equipment	—	—	(21.6)	—	(21.6)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(52.9)	—	(52.9)
Dividends received from (contributions to) unconsolidated entities	251.0	33.0	(23.7)	(260.3)	—
Net change in other investments	—	0.2	(1.7)	(1.5)	(3.0)
Net cash provided by (used in) investing activities	$251.0	$32.5	$(321.1)	$(261.8)	$(299.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$13.7	$—	$—	$—	$13.7
Acquisition of treasury stock	(164.6)	—	—	—	(164.6)
Proceeds from financing element derivatives	—	—	42.8	—	42.8
Payments for financing element derivatives	—	—	(31.1)	—	(31.1)
Issuance of long-term debt	—	—	7.7	—	7.7
Principal repayments of long-term debt	—	—	(0.8)	—	(0.8)
Net proceeds of short-term borrowings	—	250.0	227.1	—	477.1
Dividends paid to parent	—	(251.0)	—	251.0	—
Investment contract deposits	—	—	2,036.8	—	2,036.8
Investment contract withdrawals	—	—	(1,905.3)	—	(1,905.3)
Net decrease in banking operation deposits	—	—	(4.4)	—	(4.4)
Net cash provided by (used in) financing activities	(150.9)	(1.0)	372.8	251.0	471.9

Net increase in cash and cash equivalents	99.1	40.6	8.6	(52.3)	96.0

Cash and cash equivalents at beginning of period	75.4	551.9	(207.4)	32.6	452.5
Cash and cash equivalents at end of period	$174.5	$592.5	$(198.8)	$(19.7)	$548.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.2)	$(61.6)	$572.2	$2.5	$511.9

Investing activities
Available-for-sale securities:
Purchases	—	(150.4)	(2,161.7)	—	(2,312.1)
Sales	—	102.4	505.4	—	607.8
Maturities	—	—	1,243.2	—	1,243.2
Mortgage loans acquired or originated	—	—	(304.8)	—	(304.8)
Mortgage loans sold or repaid	—	—	352.8	—	352.8
Real estate acquired	—	—	(10.2)	—	(10.2)
Real estate sold	—	—	40.8	—	40.8
Net purchases of property and equipment	—	—	(9.3)	—	(9.3)
Purchases of interest in subsidiaries, net of cash acquired	—	(25.7)	(80.5)	—	(106.2)
Capital contributed to unconsolidated entities	—	35.3	—	(35.3)	—
Dividends received from unconsolidated entities	—	—	5.4	(5.4)	—
Net change in other investments	—	(32.0)	23.5	32.5	24.0
Net cash used in investing activities	$—	$(70.4)	$(395.4)	$(8.2)	$(474.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2005

(Unaudited)

9.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$3.5	$—	$—	$—	$3.5
Acquisition of treasury stock	(0.4)	—	—	—	(0.4)
Proceeds from financing element derivatives	—	—	55.3	—	55.3
Payments for financing element derivatives	—	—	(22.0)	—	(22.0)
Issuance of long-term debt	—	—	5.2	—	5.2
Principal repayments of long-term debt	—	—	(220.3)	—	(220.3)
Net proceeds (repayments) of short-term borrowings	—	(159.9)	42.3	(0.1)	(117.7)
Dividends paid to parent	—	—	(16.3)	16.3	—
Investment contract deposits	—	—	1,388.4	—	1,388.4
Investment contract withdrawals	—	—	(1,602.1)	—	(1,602.1)
Net decrease in banking operation deposits	—	—	(6.6)	—	(6.6)
Net cash provided by (used in) financing activities	3.1	(159.9)	(376.1)	16.2	(516.7)

Net increase (decrease) in cash and cash equivalents	1.9	(291.9)	(199.3)	10.5	(478.8)

Cash and cash equivalents at beginning of period	173.8	872.7	369.7	(223.7)	1,192.5
Cash and cash equivalents at end of period	$175.7	$580.8	$170.4	$(213.2)	$713.7

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2005, compared with December 31, 2004, and our consolidated results of operations for the three months ended March 31, 2005 and 2004, prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  The discussion and analysis includes, where appropriate, factors that may affect our future financial performance.  The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

Forward-Looking Information

Our narrative analysis below contains forward-looking statements intended to enhance the reader’s ability to assess our future financial performance.  Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and similar expressions.  Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us.  Such forward-looking statements are not guarantees of future performance.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following:  (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in Principal Life Insurance Company’s (“Principal Life”) financial strength ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (10) we may need to fund deficiencies in our closed block (“Closed Block”) assets which benefit only the holders of Closed Block policies; (11) changes in laws, regulations or accounting standards may reduce our profitability; (12) litigation and regulatory investigations may harm our financial strength and reduce our profitability; (13) fluctuations in foreign currency exchange rates could reduce our profitability; (14) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests; and (15) a downgrade in our debt ratings may adversely affect our ability to secure funds and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations.

Overview

We provide financial products and services through the following segments:

•      U.S. Asset Management and Accumulation, which consists of our asset accumulation operations, including retirement savings and related investment products and services, and our asset management operations conducted through Principal Global Investors.  We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees.  We offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans to businesses.  We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

•      International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through operations in Brazil, Chile, Mexico, Hong Kong, India, Japan, and Malaysia.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following businesses, among others, during 2005 and 2004:

Pnb Principal Insurance Advisory Company Pvt. Ltd. - On February 21, 2005, Principal Financial Group (Mauritius) Ltd. (“PFGM”) acquired a 26% stake and management control of Pnb Principal Insurance Advisory Company Pvt. Ltd. (“PPIAC”), an insurance brokerage company in India.  The operations of PPIAC are reported and consolidated in our International Asset Management and Accumulation segment.

ABN AMRO Trust Services Company.  On December 17, 2004, we acquired ABN AMRO Trust Services Company (“Principal Services Trust Company”), a Chicago-based pension and retirement business.  Principal Services Trust Company provides full-service defined contribution recordkeeping and investment services in the U.S. administering approximately 280 401(k) plans with more than 120,000 participants, representing $4.0 billion in full-service account values.  We closed the transaction on December 31, 2004.  The operations of Principal Services Trust Company are reported in our U.S. Asset Management and Accumulation segment.

Columbus Circle Investors.  On October 14, 2004, we agreed to purchase a 70% interest in Columbus Circle Investors (“Columbus Circle”).  The acquisition of Columbus Circle increased our assets under management by $3.9 billion.  Columbus Circle has specialized expertise in the management of growth equities.   We closed the transaction on January 3, 2005.  The operations of Columbus Circle are reported in our U.S. Asset Management and Accumulation segment.

Principal Fund Management (Hong Kong) Limited.  On January 31, 2004, our wholly owned subsidiary, Principal Asset Management Company (Asia) Limited, purchased a 100% ownership of Dao Heng Fund Management in Hong Kong from Guoco Group Limited (“Guoco”).  Effective September 17, 2004, we changed the name of this subsidiary to Principal Fund Management (Hong Kong) Limited.  This acquisition increases our presence in the

Hong Kong defined contribution pension market and increases the potential of our long-term mutual fund operations.  Effective January 31, 2004, we reported these operations in our International Asset Management and Accumulation segment.

Principal PNB Asset Management Company.  On August 31, 2003, we announced that our wholly owned subsidiary, Principal Financial Group (Mauritius) Ltd., had entered into a joint venture agreement with Punjab National Bank (“PNB”) and Vijaya Bank, two large Indian commercial banks, to sell long-term mutual funds and related financial services in India.  We closed the transaction on May 5, 2004.  The new company is called Principal PNB Asset Management Company.  As part of this transaction, we rolled our existing fund management company, Principal Asset Management Company, into the joint venture.  We have retained 65% of the new company, sold 30% to PNB, who merged their own PNB funds into the new company, and sold 5% to Vijaya Bank.

Dispositions

Principal International Argentina S.A.  On July 2, 2004, we closed the sale of PI Argentina, our subsidiary in Argentina, and its wholly owned subsidiaries, Principal Life Compañía de Seguros, S.A. and Principal Retiro Compañía de Seguros de Retiro, S.A.  Our total after-tax proceeds from the sale were approximately U.S. $29.2 million.  PI Argentina qualifies for discontinued operations treatment under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Therefore, the results of operations have been removed from our results of continuing operations, cash flows, and segment operating earnings for all periods presented.

Selected financial information for the discontinued operations of Argentina is as follows:

	For the three months ended March 31,
	2005	2004
	(in millions)

Total revenues	$—	$2.2

Loss from discontinued operations:
Loss before income taxes	$—	$(0.2)
Income tax benefits	—	(0.1)
Net loss	$—	$(0.1)

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

Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

	For the three months ended March 31,
	2005	2004
	(in millions)

Total revenues	$—	$255.6

Loss from continuing operations, net of related income taxes (corporate overhead)	$—	$(4.9)
Income from discontinued operations:
Income before income taxes	—	53.9
Income taxes	—	20.4
Income from discontinued operations, net of related income taxes	—	33.5
Net income	$—	$28.6

Our U.S. Asset Management and Accumulation segment held residential mortgage banking escrow deposits (reported as other liabilities) prior to the sale of Principal Residential Mortgage, Inc.  The purchaser (or acquirer) closed out the banking escrow deposit accounts as a result of the sale.  U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the three months ended March 31, 2004, were $3.9 million.  Income from discontinued operations, net of related income taxes, for the three months ended March 31, 2004, was $2.5 million.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations.  Our consolidated net income was positively impacted $0.3 million and $0.6 million for the three months ended March 31, 2005 and 2004, as a result of fluctuations in foreign currency to U.S. dollar exchange rates.  For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Pension and Other Postretirement Benefit Expense

The 2005 annual pension benefit expense for substantially all of our employees and certain agents is approximately $48.6 million pre-tax, which is an $8.8 million increase from the 2004 pre-tax pension expense of $39.8 million.  Of the $39.8 million of 2004 pre-tax expense, $51.8 million of expense ran through operating earnings and $12.1 million in pre-tax gains ran through discontinued operations due to the mid-year remeasurement for the Principal Residential Mortgage, Inc. divestiture.   Approximately $12.2 million of pre-tax pension expense was reflected in the determination of net income for the three months ended March 31, 2005.  In addition, approximately $12.2 million of pre-tax pension expense will be reflected in each of the following three quarters for 2005.  The discount rate used to determine the 2005 expense was 6.0%, which is down from the 6.25% and 6.5% discount rates used to calculate the 2004 expense.  Two discount rates were used in 2004 due to the mid-year remeasurement for the Principal Residential Mortgage, Inc. divestiture.  The expected long-term return on assets assumption used for the 2005 pension expense remained at 8.5%.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No.

148, Accounting for Stock-Based Compensation-Transition and Disclosure- an Amendment of FASB Statement No. 123 and amends SFAS No. 95, Statement of Cash Flows.  On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005.  Accordingly, we will be adopting SFAS 123R effective January 1, 2006.  This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002.  In addition, any stock options granted prior to January 1, 2002 have already vested.  We applied the prospective method of transition as prescribed by SFAS 123.

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
	2005	2004
	(in millions)
Income Statement Data:
Revenues:
Premiums and other considerations	$934.1	$920.4
Fees and other revenues	417.2	332.6
Net investment income	794.8	786.2
Net realized/unrealized capital losses	(1.5)	(42.5)
Total revenues	2,144.6	1,996.7

Expenses:
Benefits, claims and settlement expenses	1,234.3	1,186.1
Dividends to policyholders	72.9	73.3
Operating expenses	556.9	529.5
Total expenses	1,864.1	1,788.9

Income from continuing operations before income taxes	280.5	207.8
Income taxes	75.0	44.4
Income from continuing operations, net of related income taxes	205.5	163.4

Income from discontinued operations, net of related income taxes	—	35.9
Income before cumulative effect of accounting change	205.5	199.3

Cumulative effect of accounting change, net of related income taxes	—	(5.7)
Net income	$205.5	$193.6

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premiums and other considerations increased $13.7 million, or 1%, to $934.1 million for the three months ended March 31, 2005, from $920.4 million for the three months ended March 31, 2004.  The increase was due to a $23.3 million increase from the International Asset Management and Accumulation segment, primarily due to an increase in Chile, a result of record sales of single premium annuities with life contingencies.  In addition, the increase reflected a $19.4 million increase from the Life and Health segment primarily due to strong sales and stable retention in our specialty benefits business and higher premium per member in our health insurance business partially offset by a decline in premiums resulting from the continuation of a shift in marketing emphasis from individual traditional life insurance products to individual universal and individual variable universal life insurance products.  These increases were partially offset by a $30.3 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in pension full-service payout sales of single premium group annuities with life contingencies.  The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $84.6 million, or 25%, to $417.2 million for the three months ended March 31, 2005, from $332.6 million for the three months ended March 31, 2004.  The increase was largely due to a $67.7 million increase from the U.S. Asset Management and Accumulation segment primarily related to increased fees from our separate accounts related to our pension business and increased revenue stemming from our commercial mortgage-backed securities business and an increase in fees caused by growth in other assets under management associated with Principal Global Investors.  In addition, Life and Health Insurance fees and other revenues increased $14.3 million primarily due to growth in the individual universal life and individual variable universal life insurance business.

Net investment income increased $8.6 million, or 1%, to $794.8 million for the three months ended March 31, 2005, from $786.2 million for the three months ended March 31, 2004.  The increase was primarily related to a $2,552.4 million, or 5%, increase in average invested assets and cash.  The increase was partially offset by a decrease in the annualized investment yields.  The annualized yield on average investments and cash was 5.6% for the three months ended March 31, 2005, compared to 5.8% for the three months ended March 31, 2004.  This reflects lower yields on newly invested assets in comparison to the current portfolio yields.

Net realized/unrealized capital losses decreased $41.0 million, or 96%, to $1.5 million for the three months ended March 31, 2005, from $42.5 million for the three months ended March 31, 2004.  The decrease in net realized/unrealized losses was primarily due to net unrealized gains versus unrealized losses related to hedging activities and to fewer other than temporary declines in the values of fixed maturity securities partially offset by unrealized losses versus unrealized gains on the mark to market of certain seed money investments.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended March 31, 2005:

	For the three months ended March 31, 2005
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(4.5)	$7.5	$(46.5)	$(43.5)
Equity securities(2)	—	0.6	—	0.6
Mortgage loans on real estate(3)	(2.5)	—	—	(2.5)
Derivatives	—	—	50.8	50.8
Other(4)	—	(2.7)	(4.2)	(6.9)
Total	$(7.0)	$5.4	$0.1	$(1.5)

(1)           Impairments include $4.3 million of impairment write-downs and $2.9 million in realized recoveries on the sale of previously impaired assets. Credit losses include $1.2 million in realized gains and $4.3 million in realized losses related to credit triggered sales. Other gains (losses) includes gross realized gains of $11.8 million and gross realized losses of $4.3 million.

(2)           Other gains (losses) includes gross realized gains of $2.6 million and gross realized losses of $2.0 million.

(3)           Impairments include $1.9 million in realized losses due to the sale of commercial mortgage loans and a $0.3 million increase in commercial mortgage valuation allowance.

(4)           Other gains (losses) include $4.5 million in mark to market of net realized/unrealized losses on certain seed money investments.

Benefits, claims and settlement expenses increased $48.2 million, or 4%, to $1,234.3 million for the three months ended March 31, 2005, from $1,186.1 million for the three months ended March 31, 2004.  The increase resulted from a $26.9 million increase in the Life and Health Insurance segment due to growth in the specialty benefits business and higher medical claim costs per member in our health insurance business.  In addition, the increase resulted from a $20.3 million increase in the International Asset Management and Accumulation segment, primarily due to an increase in Chile related to higher reserve expenses due to record sales of single premium annuities with life contingencies.

Dividends to policyholders decreased $0.4 million, or 1%, to $72.9 million for the three months ended March 31, 2005, from $73.3 million for the three months ended March 31, 2004.  The decrease primarily resulted from a $0.3 million decrease in dividends to policyholders for the U.S. Asset Management and Accumulation segment, resulting from a decrease in dividends for our participating pension full-service accumulation products.

Operating expenses increased $27.4 million, or 5%, to $556.9 million for the three months ended March 31, 2005, from $529.5 million for the three months ended March 31, 2004.  The increase was largely due to a $42.2 million increase from the U.S Asset Management and Accumulation segment due to an increase in amortization of deferred policy acquisition costs (“DPAC”), including DPAC unlocking.  The increase was also due to a $15.9 million increase from the Life and Health Insurance segment due to growth in our specialty benefits business and increased costs associated with higher sales volumes in the individual life insurance business.  These increases were partially offset by a $23.5 million decrease in the Corporate and Other segment due to decreases in interest expense related to the reduction of corporate debt and federal income tax audit activities, as well as a prior year prepayment penalty recognized on redemption of our surplus notes due 2024.

Income taxes increased $30.6 million, or 69%, to $75.0 million for the three months ended March 31, 2005 from $44.4 million for the three months ended March 31, 2004.  The effective income tax rate was 27% for the three months ended March 31, 2005 and 21% for the three months ended March 31, 2004.  The effective income tax rate for the three months ended March 31, 2005 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received.  The effective income tax rate for the three months ended March 31, 2004 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and a tax benefit associated with prior year accumulated losses on a foreign investment.  The increase in the effective tax rate to 27% for the three months ended March 31, 2005, from 21% for the three months ended March 31, 2004, was primarily due to a tax benefit in 2004 associated with prior year accumulated losses on a foreign investment.

As a result of the foregoing factors and the inclusion of income from discontinued operations and the cumulative change in accounting principle, net income increased $11.9 million, or 6%, to $205.5 million for the three months ended March 31, 2005, from $193.6 million for the three months ended March 31,2004.  The income from discontinued operations was related to our sale of Principal Residential Mortgage, Inc. and our Argentine companies in 2004.  The cumulative change in accounting principle was related to our implementation of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), in 2004.

Results of Operations by Segment

We use operating earnings, which exclude the effect of net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments, for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts.  Segment operating earnings are determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments we believe are not indicative of overall operating trends.  Note that after-tax adjustments have occurred in the past and could recur in future reporting periods.  While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

The following table presents segment information as of or for the periods indicated:

	For the three months ended March 31,
	2005	2004
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$957.3	$893.3
International Asset Management and Accumulation	132.8	113.0
Life and Health Insurance	1,068.6	1,035.3
Corporate and Other (1)	(10.1)	1.6
Total segment operating revenues	2,148.6	2,043.2
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	(4.0)	(46.5)
Total revenue per consolidated statements of operations	$2,144.6	$1,996.7

Operating earnings (loss) by segment:
U.S. Asset Management and Accumulation	$138.6	$119.5
International Asset Management and Accumulation	9.5	8.6
Life and Health Insurance	69.5	74.8
Mortgage Banking(3)	—	(4.9)
Corporate and Other	(8.4)	(11.5)
Total segment operating earnings	209.2	186.5
Net realized/unrealized capital losses, as adjusted(2)	(3.7)	(23.1)
Other after-tax adjustments(4)	—	30.2
Net income per consolidated statements of operations	$205.5	$193.6

	March 31, 2005	December 31, 2004
	(in millions)
Total assets by segment:
U.S. Asset Management and Accumulation (5)	$94,224.8	$94,394.6
International Asset Management and Accumulation	3,647.5	3,642.0
Life and Health Insurance	13,292.1	13,185.4
Corporate and Other (6)	2,364.7	2,576.1
Total consolidated assets	$113,529.1	$113,798.1

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

	For the three months ended March 31,
	2005	2004
	(in millions)

Net realized/unrealized capital losses	$(1.5)	$(42.5)
Certain market value adjustments to fee revenues	(2.9)	(2.9)
Recognition of front-end fee revenues	0.4	(1.1)
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(4.0)	(46.5)
Amortization of deferred policy acquisition and sales inducement costs related to net realized/unrealized capital gains (losses)	0.5	2.1
Capital gains distributed	(1.4)	(2.0)
Minority interest capital gains	—	(0.1)
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition and sales inducement costs, capital gains distributed and minority capital gains	(4.9)	(46.5)
Income tax effect	1.2	23.4
Net realized/unrealized capital losses, as adjusted	$(3.7)	$(23.1)

(3)   Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

(4)   For the three months ended March 31, 2004, other after-tax adjustments of $30.2 million included (1) the positive effects of: (a) income from discontinued operations related to the sale of Principal Residential Mortgage, Inc. ($36.0 million) and (2) the negative effects of: (a) a cumulative effect of accounting change, a result of our implementation of SOP 03-1 ($5.7 million) and (b) a loss from discontinued operations related to the sale of our Argentine companies ($0.1 million).

(5)   U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group stock allocated to a separate account, a result of our demutualization.  The value of the separate account was $674.1 million at March 31, 2005, and $782.8 million at December 31, 2004.  Changes in fair value of the separate account are reflected in both separate account assets and separate account liabilities.

(6)   Includes inter-segment elimination amounts related to an internal line of credit, internally generated mortgage loans, and long-term borrowings.  The Corporate and Other segment managed a revolving line of credit used by another segment.  The U.S. Asset Management and Accumulation segment and the Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures.  These mortgage loans were reported as liabilities in the Corporate and Other segment.  In prior years, the U.S. Asset Management and Accumulation segment provided a source of funding for the Mortgage Banking segment’s mortgage servicing rights.

U.S. Asset Management and Accumulation Segment

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

	For the three months ended March 31,
	2005	2004
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$58.6	$88.9
Fees and other revenues	296.0	229.8
Net investment income	602.7	574.6
Total operating revenues	957.3	893.3

Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	499.6	498.6
Operating expenses	279.3	238.4
Total expenses	778.9	737.0
Pre-tax operating earnings	178.4	156.3
Income taxes	39.8	36.8
Operating earnings	138.6	119.5

Net realized/unrealized capital gains (losses), as adjusted	2.4	(37.2)
Other after-tax adjustments	—	1.0

U. S. GAAP Reported:
Net income	$141.0	$83.3

(1)   Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premiums and other considerations decreased $30.3 million, or 34%, to $58.6 million for the three months ended March 31, 2005, from $88.9 million for the three months ended March 31, 2004.  The decrease primarily resulted from a $26.5 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations.  The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $66.2 million, or 29%, to $296.0 million for the three months ended March 31, 2005, from $229.8 million for the three months ended March 31, 2004.  Pension full-service accumulation fees and other revenue increased $37.7 million primarily due to an increase in fees from our separate accounts, due to prior year improvements in the equity markets and net cash flow from customers, which have led to higher account values, and increased fees from our acquisition of Principal Services Trust Company.  In addition, Principal Global Investors fees and other revenues increased $30.6 million primarily due to increased revenue stemming from our commercial mortgage-backed securities business, our acquisition of Columbus Circle and an increase in assets under management.

Net investment income increased $28.1 million, or 5%, to $602.7 million for the three months ended March 31, 2005, from $574.6 million for the three months ended March 31, 2004.  The increase primarily resulted from a $2,203.5 million, or 5%, increase in average invested assets and cash.  The average annualized yield on invested assets and cash was 5.7% for the three months ended March 31, 2005 and 2004.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $1.0 million to $499.6 million for the three months ended March 31, 2005, from $498.6 million for the three months ended March 31, 2004.  The increase primarily related to a $21.3 million increase in our pension investment-only business due to an increase in cost of interest credited on this block of business as a result of an increase in account values.  In addition, our individual fixed annuity benefits, claims and settlement expenses increased $4.8 million due to an increase in cost of interest credited and amortization related to sale inducements associated with our deferred annuity business and higher benefit payments related to our life payout annuity business.  Partially offsetting the overall increase was an $18.5 million decrease in our pension full-service payout business as a result of decreased sales of single premium group annuities with life contingencies.  Further offsetting the overall increase was a $6.3 million decrease in our pension full-service accumulation business primarily due to lower interest credited on our non-participating deposit type business and to a lesser extent due to decreases in cost of interest credited on business from our participating block.

Operating expenses increased $40.9 million, or 17%, to $279.3 million for the three months ended March 31, 2005, from $238.4 million for the three months ended March 31, 2004.  The increase resulted from a $26.6 million increase in pension full-service accumulation primarily due to an increase in amortization of DPAC, including DPAC unlocking, and due to our acquisition of Principal Services Trust Company.  In addition, Principal Global Investors operating expenses increased $12.8 million primarily due to an increase in incentive compensation costs and due to our acquisition of Columbus Circle.

Income taxes increased $3.0 million, or 8%, to $39.8 million for the three months ended March 31, 2005, from $36.8 million for the three months ended March 31, 2004.  The effective income tax rate for this segment was 22% for the three months ended March 31, 2005, and 24% for the three months ended March 31, 2004.  The effective income tax rates for the three months ended March 31, 2005 and 2004, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.  The decrease in the effective tax rate was primarily due to an increase in the dividends received deduction.

As a result of the foregoing factors, operating earnings increased $19.1 million, or 16%, to $138.6 million for the three months ended March 31, 2005 from $119.5 million for the three months ended March 31, 2004.

Net realized/unrealized capital gains, as adjusted, increased $39.6 million to $2.4 million of net realized/unrealized capital gains for the three months ended March 31, 2005, from $37.2 million net realized/unrealized capital losses for the three months ended March 31, 2004.  The increase was primarily due to net gains versus net losses on the mark to market related to hedging activities, lower other than temporary declines in value of certain fixed maturity securities and fewer losses on commercial mortgage loans.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $57.7 million, or 69%, to $141.0 million for the three months ended March 31, 2005, from $83.3 million for the three months ended March 31, 2004.  For the three months ended March 31, 2004, net income included the positive effect of other after-tax adjustments totaling $1.0 million related to:  (1) the positive effect of income from discontinued operations associated with the sale of Principal Residential Mortgage ($2.5 million) and (2) the negative effect of a cumulative effect of accounting change related to our implementation of SOP 03-1 ($1.5 million).

International Asset Management and Accumulation Segment

The following table presents certain summary financial data relating to the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended March 31,
	2005	2004
	(in millions)
Operating Earnings Data:
Operating revenues (1):
Premiums and other consideration	$82.1	$58.8
Fees and other revenues	22.6	21.0
Net investment income	28.1	33.2
Total operating revenues	132.8	113.0

Expenses:
Benefits, claims and settlement expenses	94.6	74.3
Operating expenses	26.2	25.5
Total expenses	120.8	99.8
Pre-tax operating earnings	12.0	13.2
Income taxes	2.5	4.6
Operating earnings	9.5	8.6

Net realized/unrealized capital gains (losses), as adjusted	(0.7)	3.8
Other after-tax adjustments	—	(3.4)

U.S. GAAP Reported:
Net income	$8.8	$9.0

(1) Excludes net realized/unrealized capital gains (losses).

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premiums and other considerations increased $23.3 million, or 40%, to $82.1 million for the three months ended March 31, 2005, from $58.8 million for the three months ended March 31, 2004.  An increase of $20.8 million in Chile was primarily a result of record sales of single premium annuities with life contingencies.

Fees and other revenues increased $1.6 million, or 8%, to $22.6 million for the three months ended March 31, 2005, from $21.0 million for the three months ended March 31, 2004.  An increase of $0.8 million in Mexico was primarily due to improved net transfers of pension customers from competitors in the last half of 2004.  An increase of $0.4 million in Chile was a result of an increase in mortality fees and assets under management.  In addition, an increase of $0.4 million in India was primarily a result of an increase in fees caused by a growth in assets under management.

Net investment income decreased $5.1 million, or 15%, to $28.1 million for the three months ended March 31, 2005, from $33.2 million for the three months ended March 31, 2004.  The decrease was primarily due to a decrease in the annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, which was 4.1% for the three months ended March 31, 2005, compared to 5.6% for the three months ended March 31, 2004.  The decrease was partially offset by an increase of $405.4 million, or 21%, in average invested assets and cash, excluding our equity investment in subsidiaries.

Benefits, claims and settlement expenses increased $20.3 million, or 27%, to $94.6 million for the three months ended March 31, 2005, from $74.3 million for the three months ended March 31, 2004.  An increase of $21.3 million in Chile was primarily related to higher reserve expenses due to record sales of single premium annuities with life contingencies.

Operating expenses increased $0.7 million, or 3%, to $26.2 million for the three months ended March 31, 2005, from $25.5 million for the three months ended March 31, 2004.  An increase of $0.4 million in Chile is primarily due to higher compensation expense and legal fees.  An increase of $0.4 million in India is also primarily due to higher compensation expense.  In addition, an increase of $0.2 million in Hong Kong is primarily a result of increased management fees.  These increases are partially offset by a decrease of $0.4 million in Mexico primarily due to a favorable lease litigation settlement.

Income taxes decreased $2.1 million, or 46%, to $2.5 million for the three months ended March 31, 2005, from $4.6 million for the three months ended March 31, 2004.  A decrease of $2.8 million in Brazil was primarily a result of an increase in deferred taxes in 2004 related to our Brazilian equity method investment.  Partially offsetting this decrease was an increase of $0.6 million in Mexico related to an increase in pre-tax earnings.

As a result of the foregoing factors, operating earnings increased $0.9 million, or 10%, to $9.5 million for the three months ended March 31, 2005, from $8.6 million for the three months ended March 31, 2004.

Net realized/unrealized capital losses, as adjusted, increased $4.5 million to $0.7 million of net realized/unrealized capital losses for the three months ended March 31, 2005, from $3.8 million of net realized/unrealized capital gains for the three months ended March 31, 2004.  An increase of $2.4 million in India was primarily due to a 2004 realized gain on recovery of a previously impaired debt security.  An increase of $1.6 million in Chile was primarily due to currency swap losses.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income decreased $0.2 million, or 2%, to $8.8 million for the three months ended March 31, 2005, from $9.0 million for the three months ended March 31, 2004.  For the three months ended March 31, 2004, net income included the negative effect of other after-tax adjustments totaling $3.4 million, related to: (1) the cumulative effect of an accounting change related to the implementation of SOP 03-1 ($3.3 million) and (2) the loss from discontinued operations related to the sale of our Argentine companies ($0.1 million).

Life and Health Insurance Segment

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended March 31,
	2005	2004
	(in millions)
Operating Earnings Data:
Operating Revenues(1):
Premiums and other considerations	$792.1	$772.7
Fees and other revenues	111.9	97.6
Net investment income	164.6	165.0
Total operating revenues	1,068.6	1,035.3

Expenses:
Benefits, claims and settlement expenses	643.0	616.1
Dividends to policyholders	71.9	72.0
Operating expenses	249.1	233.6
Total expenses	964.0	921.7
Pre-tax operating earnings	104.6	113.6
Income taxes	35.1	38.8
Operating earnings	69.5	74.8

Net realized/unrealized capital losses, as adjusted	(0.7)	(1.9)
Other after-tax adjustments	—	(0.9)

U.S. GAAP Reported:
Net income	$68.8	$72.0

(1) Excludes net realized/unrealized capital gains (losses).

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Premiums and other considerations increased $19.4 million, or 3%, to $792.1 million for the three months ended March 31, 2005, from $772.7 million for the three months ended March 31, 2004.  Specialty benefits insurance premiums increased $19.6 million primarily due to strong sales and stable persistency.  In addition, health insurance premiums increased $9.5 million, primarily due to higher premium per member partially offset by a decrease in average covered medical members.  Partially offsetting these increases was a decrease of $9.7 million in individual life insurance premiums, primarily a result of the continuation of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products.  Unlike traditional premium-based products, individual universal life and variable life insurance deposits are not reported as U.S. GAAP revenue.

Fees and other revenues increased $14.3 million, or 15%, to $111.9 million for the three months ended March 31, 2005, from $97.6 million for the three months ended March 31, 2004.  Fee revenues from our individual life insurance business increased $15.6 million, primarily due to an ongoing strategy to emphasize marketing of fee-based universal and variable universal life insurance products.

Net investment income decreased $0.4 million to $164.6 million for the three months ended March 31, 2005, from $165.0 million for the three months ended March 31, 2004.  The decrease primarily relates to a decrease in the average annualized yield on invested assets and cash, which was 6.2% for the three months ended March 31, 2005, compared to 6.5% for the three months ended March 31, 2004.  The decrease was partially offset by a $500.3 million, or 5%, increase in average invested assets and cash for the segment.

Benefits, claims and settlement expenses increased $26.9 million, or 4%, to $643.0 million for the three months ended March 31, 2005, from $616.1 million for the three months ended March 31, 2004.  Specialty benefit insurance benefits, claims and settlement expenses, despite lower loss ratios, increased $14.2 million, primarily driven by growth in the business.  Health insurance benefits, claims and settlement expenses increased $7.6 million primarily due to higher medical claim costs per member partially offset by a decline in insured medical members.

Operating expenses increased $15.5 million, or 7%, to $249.1 million for the three months ended March 31, 2005, from $233.6 million for the three months ended March 31, 2004.  Specialty benefits operating expenses increased $9.3 million primarily resulting from growth in the business.  Individual life insurance operating expenses increased $5.0 million, primarily due to increased costs associated with higher sales volumes.

Income taxes decreased $3.7 million, or 10%, to $35.1 million for the three months ended March 31, 2005, from $38.8 million for the three months ended March 31, 2004.  The effective income tax rate for the segment was 34% for the three months ended March 31, 2005 and 2004.  The effective income tax rates for the three months ended March 31, 2005 and 2004 were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings decreased $5.3 million, or 7%, to $69.5 million for the three months ended March 31, 2005, from $74.8 million for the three months ended March 31, 2004.

Net realized/unrealized capital losses, as adjusted, decreased $1.2 million, or 63%, to $0.7 million for the three months ended March 31, 2005, from $1.9 million for the three months ended March 31, 2004.  The decrease is primarily the result of lower capital losses on other than temporary impairments of certain fixed maturity securities and fewer losses on the sale of fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income decreased $3.2 million, or 4%, to $68.8 million for the three months ended March 31, 2005, from $72.0 million for the three months ended March 31, 2004.  For the three months ended March 31, 2004, net income included the negative effect of other after-tax adjustments totaling $0.9 million, due to a cumulative effect of accounting change, a result of our implementation of SOP 03-1.

Corporate and Other Segment

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended March 31,
	2005	2004
	(in millions)
Operating Earnings Data:
Operating Revenues (1):
Total operating revenues	$(10.1)	$1.6

Expenses:
Total expenses	(0.5)	22.5
Pre-tax operating loss	(9.6)	(20.9)
Income tax benefits	(1.2)	(9.4)
Operating loss	(8.4)	(11.5)

Net realized/unrealized capital gains (losses), as adjusted	(4.7)	12.2
Other after-tax adjustments	—	—

U.S. GAAP Reported:
Net income (loss)	$(13.1)	$0.7

(1) Excludes net realized/unrealized capital gains (losses).

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total operating revenues decreased $11.7 million to a negative $10.1 million for the three months ended March 31, 2005, from a positive $1.6 million for the three months ended March 31, 2004.  Net investment income decreased $11.2 million primarily due to a decrease in average annualized investment yields for the segment.  In addition, the decrease in total revenues was partially due to a $3.4 million increase in inter-segment eliminations included in this segment, which is offset by a corresponding change in total expenses.  Partially offsetting the decrease in total revenue was an increase of $3.3 million in fee revenue for transitional services that are provided to CitiMortgage, Inc. on a temporary basis that are related to the sale of Principal Residential Mortgage, Inc., which is mostly offset by a corresponding change in total expenses.

Total expenses decreased $23.0 million to a negative $0.5 million for the three months ended March 31, 2005, from a positive $22.5 million for the three months ended March 31, 2004.  The decrease in total expenses was partially due to a $7.6 million decrease in interest expense related to the reduction in corporate debt as well as a $7.3 million decrease in interest related to federal income tax audit activities.  In addition, a decrease in total expense of $7.2 million was related to a prior year prepayment penalty recognized on redemption of our surplus notes due 2024.  Furthermore, inter-segment eliminations included in this segment increased $3.4 million, resulting in a decrease in total expenses.  The decrease in total expense was partially offset by a $3.2 million increase in transitional service agreement expenses that are provided to CitiMortgage, Inc. on a temporary basis that are related to the sale of Principal Residential Mortgage, Inc., which is mostly offset in total revenue.

Income tax benefits decreased $8.2 million, or 87%, to $1.2 million for the three months ended March 31, 2005, from $9.4 million for the three months ended March 31, 2004.  The decrease was primarily a result of a tax benefit associated with prior year accumulated losses on a foreign investment in 2004 as well as a decrease in pre-tax operating loss in 2005.

As a result of the foregoing factors, operating loss decreased $3.1 million, or 27%, to $8.4 million for the three months ended March 31, 2005, from $11.5 million for the three months ended March 31, 2004.

Net realized/unrealized capital losses, as adjusted, increased $16.9 million to $4.7 million of net realized/unrealized capital losses for the three months ended March 31, 2005, from $12.2 million of net realized/unrealized capital gains for the three months ended March 31, 2004.  The increase was primarily due to the mark to market of certain seed money investments.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net loss increased $13.8 million to $13.1 million of net loss for the three months ended March 31, 2005, from $0.7 million of net income for the three months ended March 31, 2004.

Liquidity and Capital Resources

Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization.  Following is a simplified organizational structure as of March 31, 2005.

Sources and Uses of Cash of Consolidated Operations

Net cash used in operating activities was $76.5 million for the three months ended March 31, 2005 compared to net cash provided by operating activities of  $511.9 million for the three months ended March 31, 2004.  The increase in cash used in operations between periods primarily related to the payment of an Internal Revenue Service deficiency related to the examination for 1999 – 2001.  Also contributing to the increase in cash used were fluctuations in total company payables.

Net cash used in investing activities was $299.4 million and $474.0 million for the three months ended March 31, 2005 and 2004, respectively.  The decrease in cash used in investing activities between periods was primarily related to a reduction in purchases of available-for-sale securities partially offset by an increase in mortgage loan acquisitions.

Net cash provided by financing activities was $471.9 million for the three months ended March 31, 2005, compared to net cash used in financing activities of $516.7 million for the three months ended March 31, 2004.  The increase in net cash provided by financing activities reflects an increase in short-term debt to fund the Internal Revenue Service deficiency.  Also contributing were net deposits of investment contracts compared to net withdrawals in the prior year, as well as a reduction due to the early extinguishment of surplus notes in the prior year, with no corresponding activity in the current year.  Offsetting these increases was an increase in treasury stock acquired.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

The Internal Revenue Service (the “Service”) completed the examination for 1999 - 2001 and issued notices of deficiency dated December 29, 2004 and March 1, 2005.  We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and plan to file claims for refund relating to the disputed adjustments.  The majority of the deficiency is attributable to the disallowance of carry-backs of capital losses, net operating losses and foreign tax credits arising in years after 2001; we expect the Service to allow the carry-backs upon completion of the audit of the returns for the years in which the losses and credits arose.  The remainder of the deficiency is attributable to both contested issues and adjustments that we have accepted.  We believe that we have adequate defenses against, or sufficient provisions for, the contested issues.  Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2001 to have a material impact on our net income.  In order to make the January 2005 payment, we utilized some of our short-term debt capacity as a funding source.  While the amount representing the disallowed carry-backs should be refunded within the next year, final settlement on the contested issues could take several years while legal remedies are pursued.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the “Act”) was signed into law.  The Act includes a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries.  A company may elect to apply this provision to qualifying earnings that are repatriated in its 2005 tax year. We continue to evaluate the effects of this repatriation provision; however, we do not expect to be able to complete our evaluation until Congress, the Treasury Department and the Service provide additional clarifying language and/or guidance on certain key elements of the provision.  Whether we will ultimately elect to utilize this repatriation provision depends on a number of factors including review of this related guidance.  We expect to complete our review and analysis of the effects of the repatriation provision within a reasonable period of time following issuance of the future clarifying language and/or guidance.  The range of possible amounts that we are considering for repatriation under this provision is between zero and approximately $54.0 million.  Taking into consideration our current accrual, which does not apply the provisions of the Act, the related potential range of income tax effects of such repatriation under the Act is between zero and a benefit of approximately $1.7 million.

Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and retirement of existing debt and equity.  In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission, which became effective on June 30, 2004.  The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc (“PFG”) and trust preferred securities of three subsidiary trusts.  If we issue securities, we intend to use the proceeds from the sale of the securities offered by this prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness.  Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.  As of March 31, 2005, no amounts have been issued under our shelf registration.

Dividends from Principal Life

The payment of stockholder dividends by Principal Life to its parent company is limited by Iowa laws.  Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (the “Commissioner”) to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations.  The current statutory limitation is the greater of:

•      10% of Principal Life’s statutory policyholder surplus as of the previous year-end; or

•      the statutory net gain from operations from the previous calendar year.

Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits.  Based on this limitation and 2004 statutory results, Principal Life could pay approximately $591.1 million in stockholder dividends in 2005 without exceeding the statutory limitation.  As of March 31, 2005, there have been no dividends declared by Principal Life.

Common Stock Issued and Treasury Stock Acquired

Our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock.  Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

In March 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock.  This program began after the completion of the May 2004 repurchase program, which authorized the repurchase of up to $700.0 million of our outstanding common stock.  During the three months ended March 31, 2005, we acquired 4.2 million shares in the open market at an aggregate cost of $163.6 million.  Of that amount, $75.0 million was acquired under the May 2004 repurchase program and $88.6 million was acquired under the

March 2005 repurchase program.  As of March 31, 2005, $161.4 million remains available for additional repurchases under the March 2005 share repurchase authorization.

International Operations

Our Brazilian, Chilean and Mexican operations produced positive cash flow from operations for the three months ended March 31, 2005 and 2004.  These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements.  Our international operations have required infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations.    Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.  Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we have and will continue to repatriate a portion of the capital from certain countries in 2005.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is a measure of our ability to cover fixed costs with current period earnings.  A high ratio indicates that earnings are sufficiently covering committed expenses.  The following table sets forth, for the years indicated, our ratios of:

•      earnings to fixed charges before interest credited on investment products; and

•      earnings to fixed charges.

We calculate the ratio of “earnings to fixed charges before interest credited on investment products” by dividing the sum of income from continuing operations before income taxes (BT), interest expense (I), interest factor of rental expense (IF) less undistributed income from equity investees (E) by the sum of interest expense (I), interest factor of rental expense (IF) and dividends on majority-owned subsidiary redeemable preferred securities (non-intercompany) (D). The formula for this ratio is: (BT+I+IF-E)/(I+IF+D).

We calculate the ratio of “earnings to fixed charges” by dividing the sum of income from continuing operations before income taxes (BT), interest expense (I), interest factor of rental expense (IF) less undistributed income from equity investees (E) and the addition of interest credited on investment products (IC) by interest expense (I), interest factor of rental expense (IF), dividends on majority-owned subsidiary redeemable preferred securities (non-intercompany) (D) and interest credited on investment products (IC). The formula for this calculation is: (BT+I+IF-E+IC)/(I+IF+D+IC). “Interest credited on investment products” includes interest paid on guaranteed investment contracts, funding agreements and other investment-only pension products. Similar to debt, these products have a total fixed return and a fixed maturity date.

	For the three months ended March 31,		For the year ended December 31,
	2005	2004	2004	2003	2002
Ratio of earnings to fixed charges before interest credited on investment products (1)	21.0	7.9	9.8	7.7	4.3
Ratio of earnings to fixed charges	2.3	2.0	2.0	1.9	1.4

(1) For the three months ended March 31, 2005, increased primarily due to lower long-term borrowing costs and the effects of tax-related interest.

Contractual Obligations and Commercial Commitments

As of March 31, 2005, we had $848.1 million of long-term debt outstanding compared to $843.5 million at December 31, 2004.  There have been no significant changes to contractual obligations and commitments since December 31, 2004.

Short-Term Debt

As of March 31, 2005, we had credit facilities with various financial institutions in an aggregate amount of $1.1 billion.  As of March 31, 2005 we had $761.7 million of outstanding borrowings related to our credit facilities with $449.2 million of assets pledged as support, compared to $281.7 million of outstanding borrowings at December 31, 2004 with $221.3 million of assets pledged as support.  Assets pledged consisted primarily of commercial mortgages and mortgage-backed securities.  Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of March 31, 2005.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds.  These agreements generally expire from 2004 through 2019.  The maximum exposure under these agreements as of March 31, 2005, was approximately $225.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position.  Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income.  The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $193.0 million as of March 31, 2005).  New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies.  Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand.  In April 2003, the New Zealand Securities Commission (“the Commission”) opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment.  This technical issue affected many in the industry.  On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations.  The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings.  The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing.  Such judicial relief has been granted to BT Financial Group and Westpac with regard to the vast majority of affected investors.   As a result, we do not believe that this matter will result in a material adverse effect on our business or financial position.  It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group.  Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004.  The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $39.0 million) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $35.0 million) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”).  FITB is an asset used in calculating unit pricing of funds.  Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated.  We intend to vigorously defend against these claims.  Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position.  It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

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

Investments

We had total consolidated assets as of March 31, 2005, of $113.5 billion, of which $56.5 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $54.1 billion were held by our U.S. operations and the remaining $2.4 billion were held by our International Asset Management and Accumulation segment.

U.S. Investment Operations

Our U.S. invested assets are managed by Principal Global Investors, a subsidiary of Principal Life. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to three primary sources of investment risk:

•      credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•      interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves; and

•      equity risk, relating to adverse fluctuations in a particular common stock.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and reviewing and approving all investments. As of March 31, 2005, there are ten members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

•      material declines in the issuer’s revenues or margins;

•      significant management or organizational changes;

•      significant uncertainty regarding the issuer’s industry;

•      debt service coverage or cash flow ratios that fall below industry-specific thresholds;

•      violation of financial covenants; and

•      other business factors that relate to the issuer.

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 66% and the debt service coverage ratio at loan inception was 1.9 times as of March 31, 2005.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of March 31, 2005.

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk”.

Overall Composition of U.S. Invested Assets

U.S. invested assets as of March 31, 2005, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	March 31, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$26,420.5	49%	$26,477.1	49%
Private	12,515.3	23	12,749.6	23
Equity securities	724.8	1	725.9	1
Mortgage loans
Commercial	10,279.2	19	10,224.7	19
Residential	1,134.8	2	1,104.0	2
Real estate held for sale	160.0	—	136.1	—
Real estate held for investment	870.2	2	885.1	2
Policy loans	809.2	2	814.5	2
Other investments	1,177.4	2	1,339.7	2
Total invested assets	54,091.4	100%	54,456.7	100%
Cash and cash equivalents	470.4		369.5
Total invested assets and cash	$54,561.8		$54,826.2

U.S. Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.6% for the three months ended March 31, 2005, compared to 5.7% for the three months ended March 31, 2004. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the three months ended March 31,
	2005		2004
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.8%	$570.1	5.8%	$535.8
Equity securities	6.4	11.7	6.9	11.6
Mortgage loans — Commercial	6.6	167.9	7.0	169.7
Mortgage loans — Residential	4.5	12.6	4.2	13.0
Real estate	5.0	12.9	9.2	34.3
Policy loans	6.1	12.5	6.4	12.8
Cash and cash equivalents	4.5	4.7	1.6	3.5
Other investments	2.2	6.9	0.9	2.4
Total before investment expenses	5.8	799.3	5.9	783.1
Investment expenses	0.2	32.6	0.2	30.1
Net investment income	5.6%	$766.7	5.7%	$753.0

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 72% of total U.S. invested assets as of March 31, 2005 and December 31, 2004. The fixed maturity securities portfolio was comprised, based on carrying amount, of 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of March 31, 2005 and 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of December 31, 2004. Included in the privately placed category as of March 31, 2005, and December 31, 2004, were $6.0 billion and $5.8 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of March 31, 2005, and December 31, 2004, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	March 31, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$256.8	1%	$274.2	1%
States and political subdivisions	996.2	3	947.0	2
Non-U.S. governments	479.3	1	490.3	1
Corporate — public	19,381.8	50	19,572.4	50
Corporate — private	10,274.3	26	10,549.4	27
Residential pass-through securities	1,560.3	4	1,536.2	4
Commercial mortgage-backed securities	3,608.2	9	3,472.7	9
Residential collateralized mortgage obligations	639.8	2	652.4	2
Asset-backed securities	1,739.1	4	1,732.1	4
Total fixed maturities	$38,935.8	100%	$39,226.7	100%

We held $7,547.4 million of mortgage-backed and asset-backed securities as of March 31, 2005, and $7,393.4 million as of December 31, 2004.

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

We purchase asset-backed securities (“ABS”) to diversify the overall credit risks of the fixed maturity securities portfolio and to provide attractive returns. The principal risks in holding asset-backed securities are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve issuer/servicer risk where collateral values can become impaired in the event of servicer credit deterioration.

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

The international exposure in our U.S. fixed maturity securities totaled $5,997.5 million, or 15% of total fixed maturity securities, as of March 31, 2005, comprised of corporate and foreign government fixed maturity securities. Of the $5,997.5 million as of March 31, 2005, investments totaled $1,617.9 million in the continental European Union, $1,408.9 million in the United Kingdom, $687.8 million in Asia, $492.6 million in South America, $472.0 million in Australia, $300.0 million in Mexico and $21.7 million in Japan. The remaining $996.6 million is invested in 15 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets.  Exposure to Canada is not included in our international exposure. As of March 31, 2005, our investments in Canada totaled $1,340.2 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of March 31, 2005, and December 31, 2004.

March 31, 2005
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$445.2
Bank of America Corp.(3)	418.6
MBIA Inc.(2)	415.5
American International Group Inc.(3)	362.0
JP Morgan Chase & Co.(3)	331.0
General Electric Co	313.0
Royal Bank of Scotland Group PLC(3)	295.3
Goldman Sachs Group Inc.(3)	295.0
Verizon Communications Inc.	260.2
Citigroup Inc.(3)	258.5
Total Top Ten Exposures	$3,394.3

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

(2)           MBIA Inc. exposure is predominately comprised of the guarantee of underlying securities that are rated “A-” equivalent or better by the rating agencies on a stand alone basis. The MBIA wrap guarantees performance in the event of default of the underlying securities bringing the combined rating to AAA.

(3)           Includes approved counterparty limit. The actual and the stressed potential exposures are less than the approved limit.

December 31, 2004
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$446.2
Bank of America Corp.(3)	419.6
MBIA Inc.(2)	411.7
American International Group Inc.(3)	394.8
JP Morgan Chase & Co.(3)	321.2
General Electric Co	313.4
Royal Bank of Scotland Group PLC(3)	296.6
Goldman Sachs Group Inc.(3)	285.5
Citigroup Inc.(3)	280.9
Verizon Communications Inc.	261.5
Total Top Ten Exposures	$3,431.4

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

(2)           MBIA Inc. exposure is predominately comprised of the guarantee of underlying securities which are rated “A-” equivalent or better by the rating agencies on a stand alone basis. The MBIA wrap guarantees performance in the event of a default of the underlying securities bringing the combined rating to AAA.

(3)           Includes approved counterparty limit. The actual and the stressed potential exposures are less than the approved limit.

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of March 31, 2005 and December 31, 2004. As of March 31, 2005 and December 31, 2004, no individual non-government issuer represented more than 1% of U.S. invested assets.

Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Interactive Data Corporation (“IDC”) or direct broker quotes are our sources for external prices for our public bonds and those private placement securities that are actively traded in the secondary market. In cases where quoted market prices are not available, a matrix pricing valuation approach is used. Securities are grouped into pricing categories that vary by asset class, sector, rating, and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by pricing analysts. All loans placed on the “watch list” are valued individually by the investment analysts or the analysts that focus on troubled securities (“Workout group”). Although we believe our estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management’s estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every month, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer, the Portfolio Managers, and the Workout Group. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments of the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

The Securities Valuation Office (“SVO”) of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of March 31, 2005, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 94%.

We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor’s annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor’s. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was 0.53 times compared to the Standard & Poor’s drift ratio of 0.90 times, as of December 31, 2004.

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of March 31, 2005, and December 31, 2004, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality (1)

		March 31, 2005			December 31, 2004
NAIC Rating	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$20,121.7	$21,052.7	54%	$19,807.0	$20,979.9	54%
2	Baa	14,916.2	15,719.8	40	14,939.9	16,012.2	41
3	Ba	1,591.6	1,692.0	5	1,555.9	1,698.7	4
4	B	285.4	294.9	1	323.4	332.3	1
5	Caa and lower	25.2	25.6	—	42.2	44.2	—
6	In or near default	141.4	150.8	—	160.2	159.4	—
	Total fixed maturities	$37,081.5	$38,935.8	100%	$36,828.6	$39,226.7	100%

(1)  Includes 112 securities with an amortized cost of $906.2 million, gross gains of $52.4 million, gross losses of $3.9 million and a carrying amount of $954.7 million as of March 31, 2005, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of March 31, 2005, we had invested 2.4% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of March 31, 2005, and December 31, 2004.

U.S. Invested Assets

Corporate Fixed Maturity Securities by Salomon Industry

	March 31, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,618.7	12%	$3,644.0	12%
Finance — Insurance	2,780.9	10	2,604.0	9
Finance — Other	3,654.3	12	3,838.0	13
Industrial — Consumer	1,054.3	4	975.0	3
Industrial — Energy	2,811.8	10	2,755.8	9
Industrial — Manufacturing	5,383.5	18	5,594.0	19
Industrial — Other	113.1	—	135.1	1
Industrial — Service	4,429.8	15	4,623.2	15
Industrial — Transport	865.6	3	934.0	3
Utility — Electric	3,041.7	10	3,052.4	10
Utility — Other	55.3	—	56.3	—
Utility — Telecom	1,847.1	6	1,910.0	6
Total	$29,656.1	100%	$30,121.8	100%

We monitor any decline in the credit quality of fixed maturity securities through the designation of “problem securities”, “potential problem securities” and “restructured securities”. We define problem securities in our fixed maturity portfolio as securities: (i) as to which principal and/or interest payments are in default or where default is perceived to be imminent in the near term, or (ii) issued by a company that went into bankruptcy subsequent to the acquisition of such securities. We define potential problem securities in our fixed maturity portfolio as securities included on an internal “watch list” for which management has concerns as to the ability of the issuer to comply with the present debt payment terms and which may result in the security becoming a problem or being restructured. The decision whether to classify a performing fixed maturity security as a potential problem involves significant subjective judgments by our management as to the likely future industry conditions and developments with respect to the issuer. We define restructured securities in our fixed maturity portfolio as securities where a concession has been granted to the borrower related to the borrower’s financial difficulties that would not have otherwise been considered. We determine that restructures should occur in those instances where greater economic value will be realized under the new terms than through liquidation or other disposition and may involve a change in contractual cash flows. If at the time of restructure, the present value of the new future cash flows is less than the current cost of the asset being restructured, a realized capital loss is recorded in net income and a new cost basis is established.

We have a process in place to identify securities that could potentially have a credit impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

Every month, a group of individuals including the Chief Investment Officer, our Portfolio Managers, members of our Workout Group, and representatives from Investment Accounting review all securities where market value is less than seventy-five percent of amortized cost to determine whether losses should be recognized. The analysis focuses on each issuer’s ability to service its debts in a timely fashion and the length of time the security has been trading below cost. Formal documentation of the analysis and the company’s decision is prepared and approved by management.

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

There are a number of significant risks and uncertainties inherent in the process of monitoring credit impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

The net realized losses relating to other than temporary credit impairments of fixed maturity securities were $1.4 million for the three months ended March 31, 2005.

For the three months ended March 31, 2005, we realized $8.6 million of losses upon disposal of bonds excluding hedging adjustments and gains upon disposal of bonds. Included in this $8.6 million is $4.3 million related to sales of eight credit impaired names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of March 31, 2005, and December 31, 2004.

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Industry Category

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,484.9	$147.6	$13.8	$3,618.7
Finance — Insurance	2,683.1	114.0	16.2	2,780.9
Finance — Other	3,522.5	155.8	24.0	3,654.3
Industrial — Consumer	1,010.7	48.8	5.2	1,054.3
Industrial — Energy	2,596.0	232.6	16.8	2,811.8
Industrial — Manufacturing	5,127.5	278.7	22.7	5,383.5
Industrial — Other	107.4	5.7	—	113.1
Industrial — Service	4,184.9	259.2	14.3	4,429.8
Industrial — Transport	812.0	61.6	8.0	865.6
Utility — Electric	2,878.0	172.6	8.9	3,041.7
Utility — Other	48.9	6.4	—	55.3
Utility — Telecom	1,712.2	142.8	7.9	1,847.1
Total corporate securities	28,168.1	1,625.8	137.8	29,656.1
U.S. Government and agencies	255.2	3.7	2.1	256.8
States and political subdivisions	954.1	45.0	2.9	996.2
Non-U.S. governments	427.6	52.1	0.4	479.3
Mortgage-backed and other asset-backed securities	7,191.9	312.9	49.1	7,455.7
Total fixed maturity securities, available-for-sale	$36,996.9	$2,039.5	$192.3	$38,844.1

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,467.0	$183.6	$6.6	$3,644.0
Finance — Insurance	2,497.1	115.6	8.7	2,604.0
Finance — Other	3,648.0	199.2	9.2	3,838.0
Industrial — Consumer	916.1	60.7	1.8	975.0
Industrial — Energy	2,504.9	259.4	8.5	2,755.8
Industrial — Manufacturing	5,233.4	367.1	6.5	5,594.0
Industrial — Other	127.4	7.9	0.2	135.1
Industrial — Service	4,289.9	339.0	5.7	4,623.2
Industrial — Transport	871.2	73.3	10.5	934.0
Utility — Electric	2,852.6	203.0	3.2	3,052.4
Utility — Other	48.9	7.4	—	56.3
Utility — Telecom	1,742.5	170.3	2.8	1,910.0
Total corporate securities	28,199.0	1,986.5	63.7	30,121.8
U.S. Government and agencies	268.6	6.3	0.7	274.2
States and political subdivisions	894.1	53.6	0.7	947.0
Non-U.S. governments	428.4	61.9	—	490.3
Mortgage-backed and other asset-backed securities	6,952.6	371.3	23.5	7,300.4
Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

The total unrealized losses on our fixed maturity securities available-for-sale were $192.3 million and $88.6 million as of March 31, 2005 and December 31, 2004, respectively. Of the $192.3 million in gross unrealized losses as of March 31, 2005, there were $0.8 million in losses attributed to securities scheduled to mature in one year or less, $53.4 million is attributed to securities scheduled to mature between one to five years, $45.0 million is attributed to securities scheduled to mature between five to ten years, $44.0 million is attributed to securities scheduled to mature after ten years, and $49.1 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of March 31, 2005 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Financial — Other and Industrial — Manufacturing sectors. The gross unrealized losses as of December 31, 2004 were concentrated primarily in the Mortgage-backed and other asset-backed securities and Industrial — Transportation sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of March 31, 2005, and December 31, 2004.

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Quality

	March 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$23,976.3	$1,250.5	$107.6	$25,119.2
Private	10,977.0	649.3	64.7	11,561.6
Below Investment Grade:
Public	1,240.7	68.3	7.7	1,301.3
Private	802.9	71.4	12.3	862.0
Total fixed maturity securities, available-for-sale	$36,996.9	$2,039.5	$192.3	$38,844.1

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$23,634.9	$1,553.5	$36.8	$25,151.6
Private	11,026.1	753.2	31.8	11,747.5
Below Investment Grade:
Public	1,239.2	93.1	6.7	1,325.6
Private	842.5	79.8	13.3	909.0
Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

U.S. Invested Assets

Unrealized Losses on Investment Grade Fixed Maturity Securities

Available-for-Sale by Aging Category

	March 31, 2005
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$4,034.2	$50.5	$1,520.1	$19.2	$5,554.3	$69.7
Greater than three to six months	989.5	22.1	702.8	17.7	1,692.3	39.8
Greater than six to nine months	209.4	5.0	111.0	3.0	320.4	8.0
Greater than nine to twelve months	649.6	17.9	350.1	9.5	999.7	27.4
Greater than twelve to twenty-four months	303.8	12.0	341.3	15.3	645.1	27.3
Greater than twenty-four to thirty-six months	—	—	—	—	—	—
Greater than thirty-six months	2.1	0.1	—	—	2.1	0.1
Total fixed maturities, available-for-sale	$6,188.6	$107.6	$3,025.3	$64.7	$9,213.9	$172.3

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

U.S. Invested Assets

Unrealized Losses on Below Investment Grade Fixed Maturity Securities

Available-for-Sale by Aging Category

	March 31, 2005
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$143.5	$2.3	$61.1	$0.8	$204.6	$3.1
Greater than three to six months	3.2	0.6	22.9	0.6	26.1	1.2
Greater than six to nine months	—	—	0.9	0.1	0.9	0.1
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve to twenty-four months	27.3	1.8	1.2	0.1	28.5	1.9
Greater than twenty-four to thirty-six months	—	—	28.1	1.9	28.1	1.9
Greater than thirty-six months	44.6	3.0	53.8	8.8	98.4	11.8
Total fixed maturities, available-for-sale	$218.6	$7.7	$168.0	$12.3	$386.6	$20.0

U.S. Invested Assets

Unrealized Losses on Below Investment Grade Fixed Maturity Securities

Available-for-Sale by Aging Category

	December 31, 2004
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$3.4	$1.5	$50.4	$2.8	$53.8	$4.3
Greater than three to six months	—	—	0.9	0.1	0.9	0.1
Greater than six to nine months	16.6	0.3	—	—	16.6	0.3
Greater than nine to twelve months	39.4	0.6	—	—	39.4	0.6
Greater than twelve to twenty-four months	—	—	6.2	1.0	6.2	1.0
Greater than twenty-four to thirty-six months	2.4	0.1	34.7	2.8	37.1	2.9
Greater than thirty-six months	44.4	4.2	55.9	6.6	100.3	10.8
Total fixed maturities, available-for-sale	$106.2	$6.7	$148.1	$13.3	$254.3	$20.0

Of total gross unrealized losses as of March 31, 2005 and December 31, 2004, $172.3 million and $68.6 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $20.0 million as of March 31, 2005 and December 31, 2004.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of March 31, 2005, and December 31, 2004.

U.S. Invested Assets

Unrealized Losses on Fixed Maturity Securities

Available-for-Sale by Aging Category

March 31, 2005
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
(in millions)
Three months or less	$—	$—	$—	$—	$—	$—
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	2.0	1.0	—	—	2.0	1.0
Total fixed maturity securities, available-for-sale	$2.0	$1.0	$—	$—	$2.0	$1.0

U.S. Invested Assets

Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

	December 31, 2004
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$3.5	$2.7	$6.1	$1.5	$9.6	$4.2
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	2.0	0.9	—	—	2.0	0.9
Total fixed maturity securities, available-for-sale	$5.5	$3.6	$6.1	$1.5	$11.6	$5.1

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $1.0 million as of March 31, 2005 and $5.1 million as of December 31, 2004. The gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” were $1.0 million and $3.6 million as of March 31, 2005, and December 31, 2004, respectively.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	March 31, 2005	December 31, 2004
	($ in millions)
Total fixed maturity securities (public and private)	$38,935.8	$39,226.7
Problem fixed maturity securities	$57.8	$68.5
Potential problem fixed maturity securities	106.8	119.6
Restructured fixed maturity securities	9.2	10.4
Total problem, potential problem and restructured fixed maturity securities	$173.8	$198.5
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	1%	1%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. At March 31, 2005, commercial mortgage loans aggregated to $10,279.2 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

California accounted for 18% of our commercial mortgage loan portfolio as of March 31, 2005. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of March 31, 2005, 36% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of March 31, 2005 and December 31, 2004 was 1,322 and 1,318, respectively. The average loan size of our commercial mortgage portfolio was $7.8 million as of March 31, 2005.

We actively monitor and manage our commercial mortgage loan portfolio. Substantially all loans within the portfolio are analyzed regularly and are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among criteria which would indicate a potential problem are: imbalances in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

We review our mortgage loan portfolio and analyze the need for a valuation allowance for any loan which is delinquent for 60 days or more, in process of foreclosure, restructured, on the “watch list”, or which currently has a valuation allowance. We categorize loans, which are delinquent, loans in process of foreclosure, and loans to borrowers in bankruptcy as “problem” loans. Potential problem loans are loans placed on an internal “watch list” for which management has concerns as to the ability of the borrower to comply with the present loan payment terms and which may result in the loan becoming a problem or being restructured. The decision whether to classify a performing loan as a potential problem involves significant subjective judgments by management as to the likely future economic conditions and developments with respect to the borrower. We categorize loans for which the original terms of the mortgages have been modified or for which interest or principal payments have been deferred as “restructured” loans. We also consider matured loans that are refinanced at below market rates as restructured.

The valuation allowance for commercial mortgage loans includes a loan specific allowance for impaired loans and a provision for losses based on past loss experience believed to be adequate to absorb estimated probable credit losses. The changes in this valuation allowance are reported as a net realized/unrealized capital loss on our consolidated statements of operations.

Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established or a direct write-down of the loan is recorded for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or fair value of the collateral. When a valuation allowance is established, subsequent recoveries are charged to the valuation allowance and subsequent losses may be charged to the valuation allowance or as a direct write-down of the loan.

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $35.2 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. Increases (decreases) in the valuation allowance aggregated to $0.3 million for the three months ended March 31, 2005, and $(7.2) million for the year ended December 31, 2004.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets

Commercial Mortgage Valuation Allowance

	For the three months ended March 31, 2005	For the year ended December 31, 2004
	($ in millions)
Beginning balance	$42.4	$49.6
Provision	3.4	14.4
Release	(3.1)	(21.6)
Ending balance	$42.7	$42.4
Valuation allowance as % of carrying value before reserves	1%	1%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	March 31, 2005	December 31, 2004
	($ in millions)
Total commercial mortgages	$10,279.2	$10,224.7
Problem commercial mortgages(1)	$38.2	$38.2
Potential problem commercial mortgages	19.1	51.2
Restructured commercial mortgages	66.9	59.3
Total problem, potential problem and restructured commercial mortgages	$124.2	$148.7
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1%	2%

(1)   Problem commercial mortgages include no mortgage loans in foreclosure as of March 31, 2005 and December 31, 2004.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of March 31, 2005, and December 31, 2004, the carrying amount of equity real estate investment was $1,030.2 million and $1,021.2 million, or 2% and 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale”. Real estate held for investment totaled $870.2 million as of March 31, 2005, and $885.1 million as of December 31, 2004. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended March 31, 2005 and December 31, 2004, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of March 31, 2005, and December 31, 2004, was $160.0 million and $136.1 million, net of valuation allowances of $8.8 million and $5.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of March 31, 2005. By property type, there is a concentration in office buildings that represented approximately 38% of the equity real estate portfolio as of March 31, 2005.

Other Investments

Our other investments totaled $1,177.4 million as of March 31, 2005, compared to $1,339.7 million as of December 31, 2004. Derivatives accounted for $725.4 million in other investments as of March 31, 2005. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

International Investment Operations

As of March 31, 2005, our international investment operations consist of the investments of Principal International comprised of $2.4 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

Overall Composition of International Invested Assets

As shown in the following table, the major categories of international invested assets as of March 31, 2005, and December 31, 2004, were fixed maturity securities and residential mortgage loans:

International Invested Assets

	March 31, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$1,755.4	72%	$1,782.6	72%
Private	0.4	—	—	—
Equity securities	36.3	2	36.7	2
Mortgage loans
Residential	385.3	16	385.8	16
Real estate held for investment	10.2	—	10.8	—
Other investments	254.5	10	246.0	10
Total invested assets	2,442.1	100%	2,461.9	100%
Cash and cash equivalents	78.1		83.0
Total invested assets and cash	$2,520.2		$2,544.9

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

We manage the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities.  One of the measures we use to quantify this exposure is duration.  To calculate duration, we project asset and liability cashflows.  These cashflows are discounted to a net present value basis using a spot yield curve, which is a blend of the spot yield curves for each of the asset types in the portfolio.  Duration is calculated by re-calculating these cashflows, re-determining the net present value based upon an alternative level of interest rates, and determining the percentage change in fair value.

As of March 31, 2005, the difference between the asset and liability durations on our primary duration managed portfolio was -.09.  This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities.  Our goal is to minimize the duration gap.  Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25.  The value of the assets in this portfolio was $30,951.2 million as of March 31, 2005.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior.  As of March 31, 2005, the weighted-average difference between the asset and liability durations on these portfolios was +.80.  This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities.  We attempt to monitor this duration gap consistent with our overall risk/reward tolerances.  The value of the assets in these portfolios was $14,830.7 million as of March 31, 2005.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer.  The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk.  The value of the assets in these portfolios was $1,742.1 million as of March 31, 2005.

Using the assumptions and data in effect as of March 31, 2005, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $90.9 million.  The following table details the estimated changes by risk management strategy.  The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

Risk Management Strategy	March 31, 2005 Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)

Primary duration-managed	$30,951.2	3.94	(.09)	$27.9
Duration-monitored	14,830.7	5.27	.80	(118.8)
Non duration-managed	1,742.1	5.90	N/A	N/A
Total	$47,524.0			$(90.9)

Our selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk.  While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.  While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results.  These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

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

We also seek to minimize cash flow volatility by restricting the portion of securities with redemption features held in our invested asset portfolio. These asset securities include redeemable corporate securities, mortgage-backed securities or other assets with options that, if exercised, could alter the expected future cash inflows. In addition, we limit sales of liabilities with features such as puts or other options that may change the cash flow profile of the liability portfolio.

Derivatives

We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, swaptions, futures, Treasury rate guarantees, interest rate lock commitments and mortgage-backed forwards and options. We use interest rate futures contracts and mortgage-backed forwards to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio.  We also use these instruments to hedge the interest rate exposure in our commercial mortgage-backed securitization operations.   Occasionally, we will sell a callable liability or a liability with attributes similar to a call option. In these cases, we will use interest rate swaptions or similar products to hedge the risk of early liability payment thereby transforming the callable liability into a fixed term liability.

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

We use commercial mortgage-backed security total return swaps to minimize exposure to commercial mortgage-backed security spread movement in our securitization operations.

We have increased our credit exposure through credit default swaps by investing in $42.5 million of subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of March 31, 2005 was $500.0 million and the mark to market value was $9.8 million. We also invested in credit default swaps creating replicated assets with a notional amount of $568.3 million and mark to market value of $4.2 million as of March 31, 2005.

We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). There was no pre-tax gain or loss recognized for the three months ended March 31, 2005.

The obligation to deliver the underlying securities of certain consolidated grantor trusts to various unrelated trust certificate holders contains an embedded derivative of the forecasted transaction to deliver the underlying securities.

We offer an equity indexed annuity product that contains an embedded derivative that has been bifurcated and accounted for separately in realized gains (losses). We economically hedge the equity indexed annuity product by purchasing options that match the product’s profile. For the three months ended March 31, 2005, we recognized a $0.4 million pre-tax loss on the call spread options purchased and a $0.1 million pre-tax loss on the change in fair value of the embedded derivatives.

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

The notional amounts used to express the extent of our involvement in swap transactions represent a standard measurement of the volume of our swap business. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of March 31, 2005, and December 31, 2004:

Derivative Financial Instruments — Notional Amounts

	March 31, 2005		December 31, 2004
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$8,111.1	48%	$7,481.9	49%
Foreign currency swaps	3,035.6	18	3,037.5	20
Credit default swaps	1,068.3	6	988.3	7
Interest rate lock commitments	926.9	6	634.3	4
Embedded derivative financial instruments	903.8	5	894.4	6
Mortgage-backed forwards and options	508.7	3	586.8	4
Bond forwards	507.5	3	508.0	3
Swaptions	505.7	3	429.0	3
Futures	426.4	3	11.8	—
Currency forwards	380.9	2	441.7	3
Total return swaps	300.0	2	—	—
Call options	98.2	1	73.0	1
Bond options	38.5	—	38.5	—
Total	$16,811.6	100%	$15,125.2	100%

Derivative Financial Instruments — Credit Exposures

	March 31, 2005		December 31, 2004
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$589.2	76%	$805.2	85%
Interest rate swaps	87.4	11	41.5	4
Bond forwards	61.7	8	66.8	7
Credit default swaps	17.5	2	19.3	2
Call options	10.3	2	10.5	1
Currency forwards	6.8	1	7.1	1
Bond options	0.7	—	0.7	—
Total return swaps	0.3	—	—	—
Total credit exposure	773.9	100%	951.1	100%
Less: Collateral received	(219.7)		(396.5)
Total	$554.2		$554.6

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	March 31, 2005
				Fair Value (no accrued interest)
	Notional Amount	Weighted Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$8,111.1	6.13	(1)	$(251.3)	$11.4	$247.4
Mortgage-backed forwards and options	508.7	.04	(4)	(13.1)	0.6	14.3
Bond forwards	507.5	2.45	(4)	89.9	61.5	34.6
Swaptions	505.7	8.74	(3)	(36.6)	(18.2)	(8.0)
Futures	426.4	.08	(2)	5.9	1.2	(3.6)
Total return swaps	300.0	.69	(1)	0.3	0.3	0.3
Bond options	38.5	2.88	(4)	(3.4)	(1.0)	1.2
Total	$10,397.9			$(208.3)	$55.8	$286.2

(1)           Based on maturity date of swap.

(2)           Based on maturity date.

(3)           Based on option date of swaption.

(4)           Based on settlement date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

Debt Issued and Outstanding

As of March 31, 2005, the aggregate fair value of long-term debt was $923.9 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $36.7 million.

	March 31, 2005
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$541.7	$521.8	$502.8
8% surplus notes payable, due 2044	120.9	110.9	101.0
Non-recourse mortgages and notes payable	223.1	217.1	213.3
Other mortgages and notes payable	74.9	74.1	73.5
Total long-term debt	$960.6	$923.9	$890.6

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2005, the fair value of our equity securities was $761.1 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $76.1 million. As of March 31, 2005, a 10% immediate and sustained decline in the equity markets would result in a decrease of asset-based fee revenues of $47.9 million over the next nine months. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market, foreign currency-denominated fixed maturity securities purchased, and our international operations. The foreign currency risk on funding agreements and fixed maturity securities is eliminated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of March 31, 2005, was $2,725.3 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of March 31, 2005, was $286.3 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. As of March 31, 2005, we used currency forwards to hedge a portion of our net equity investment in our Mexican operations from currency fluctuations. The outstanding notional amount of the currency forwards relating to these operations was $44.5 million (approximately $500.0 million Mexican pesos) and we recognized a $0.5 million pre-tax gain in other comprehensive income from these contracts for the three months ended March 31, 2005.

We estimate that as of March 31, 2005, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

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

Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2005, and have concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

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

Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity.  Several of these suits were filed as purported class actions.  Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues.  We received a subpoena on March 3, 2005, from the Office of the Attorney General of the State of New York seeking information on compensation agreements associated with the sale of retirement products. We are cooperating fully with the inquiry.  We have received requests from regulators and other governmental authorities relating to industry issues and may receive such requests in the future.

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly-owned subsidiaries Principal Life and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This new lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate.  Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from the state court to the United States District Court for the Southern District of Iowa.  We are vigorously defending this matter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2005 – January 31, 2005	950,449	(3)	$40.24	935,000	$37.4	(1)
February 1, 2005 – February 28, 2005	945,964	(3)	$39.88	937,165	$—	(1)
March 1, 2005 – March 31, 2005	2,292,194	(3)	$38.66	2,290,542	$161.4	(2)

(1)  In May 2004, our Board of Directors authorized a repurchase program of up to $700.0 million of our outstanding common stock.  Our first purchase on this program was on May 28, 2004, which was after the completion of the May 2003 repurchase program, which authorized the repurchase of up to $300.0 million of our outstanding common stock.  On February 22, 2005, the program that was announced in May 2004 was completed.

(2)  In March 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock.  Our first purchase on this program was on March 8, 2005, which was after the completion of the May 2004 repurchase program, which authorized the repurchase of up to $700.0 million of our outstanding common stock.  There is no expiration date for the program that was announced in March 2005.

(3)  In January 2005, 15,449 shares, in February 2005, 8,799 shares and in March 2005, 1,652 shares, respectively, represent the portion of the shares of common stock utilized to execute certain stock incentive awards.

Item 6.  Exhibits

Exhibit Number	Description
10.1.1

Form of Restricted Stock Unit Award Agreement – incorporated by reference to exhibit filed with Principal Financial Group, Inc.’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 1-16725).

10.1.2

Form of Stock Option Award Agreement – incorporated by reference to exhibit filed with Principal Financial Group, Inc.’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 1-16725).

10.16

Written Summary of Named Executive Officer Compensatory Arrangements – incorporated by reference to written summary included in Principal Financial Group, Inc.’s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 1-16725).

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of J. Barry Griswell
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael H. Gersie

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 4, 2005	By	/s/ Michael H. Gersie
Michael H. Gersie
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief
Accounting Officer

Exhibit Index

Exhibit Number	Description

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	79
31.1	Certification of J. Barry Griswell	80
31.2	Certification of Michael H. Gersie	81
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – J. Barry Griswell	82
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael H. Gersie	83