Form 10-Q
period 2005-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2005-08-03
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 27, 2005 was 279,701,355.

PRINCIPAL FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$42,115.4	$40,916.3
Fixed maturities, trading	91.3	93.0
Equity securities, available-for-sale	767.3	762.6
Mortgage loans	11,691.7	11,714.5
Real estate	1,023.3	982.9
Policy loans	813.0	814.5
Other investments	1,207.0	1,585.7
Total investments	57,709.0	56,869.5

Cash and cash equivalents	1,171.6	451.9
Accrued investment income	672.8	678.0
Premiums due and other receivables	719.6	628.5
Deferred policy acquisition costs	1,969.1	1,837.6
Property and equipment	419.3	429.4
Goodwill	275.7	232.9
Other intangibles	211.5	196.5
Separate account assets	53,007.9	51,507.9
Assets of discontinued operations	—	50.1
Other assets	1,036.1	915.8
Total assets	$117,192.6	$113,798.1

Liabilities
Contractholder funds	$33,322.9	$32,183.3
Future policy benefits and claims	16,212.9	16,042.6
Other policyholder funds	746.6	734.9
Short-term debt	456.3	281.7
Long-term debt	839.5	843.5
Income taxes payable	—	277.1
Deferred income taxes	1,197.3	1,131.7
Separate account liabilities	53,007.9	51,507.9
Liabilities of discontinued operations	—	1.3
Other liabilities	3,557.1	3,249.8
Total liabilities	109,340.5	106,253.8

Stockholders’ equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share – 3.0 million shares authorized, issued and outstanding in 2005	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share – 10.0 million shares authorized, issued and outstanding in 2005	0.1	—
Common stock, par value $.01 per share – 2,500.0 million shares authorized, 380.1 million and 379.1 million shares issued, and 279.4 million and 300.6 million shares outstanding in 2005 and 2004, respectively	3.8	3.8
Additional paid-in capital	7,860.5	7,269.4
Retained earnings	1,733.9	1,289.5
Accumulated other comprehensive income	1,453.9	1,313.3
Treasury stock, at cost (100.7 million and 78.5 million common shares in 2005 and 2004, respectively)	(3,200.1)	(2,331.7)
Total stockholders’ equity	7,852.1	7,544.3
Total liabilities and stockholders’ equity	$117,192.6	$113,798.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions, except per share data)
Revenues
Premiums and other considerations	$948.9	$892.6	$1,883.0	$1,813.0
Fees and other revenues	405.3	364.2	822.5	696.8
Net investment income	836.3	789.2	1,630.4	1,574.5
Net realized/unrealized capital gains (losses)	10.2	(66.3)	8.7	(108.8)
Total revenues	2,200.7	1,979.7	4,344.6	3,975.5

Expenses
Benefits, claims and settlement expenses	1,264.5	1,221.1	2,498.8	2,407.2
Dividends to policyholders	72.2	74.4	145.1	147.7
Operating expenses	580.8	521.1	1,137.7	1,050.6
Total expenses	1,917.5	1,816.6	3,781.6	3,605.5

Income from continuing operations before income taxes	283.2	163.1	563.0	370.0

Income taxes	59.4	34.2	134.2	78.3
Income from continuing operations, net of related income taxes	223.8	128.9	428.8	291.7

Income (loss) from discontinued operations, net of related income taxes	15.1	(9.2)	15.6	27.3
Income before cumulative effect of accounting change	238.9	119.7	444.4	319.0
Cumulative effect of accounting change, net of related income taxes	—	—	—	(5.7)
Net income	$238.9	$119.7	$444.4	$313.3

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$0.78	$0.41	$1.45	$0.91
Income (loss) from discontinued operations, net of related income taxes	0.05	(0.03)	0.05	0.09
Income before cumulative effect of accounting change	0.83	0.38	1.50	1.00
Cumulative effect of accounting change, net of related income taxes	—	—	—	(0.02)
Net income	$0.83	$0.38	$1.50	$0.98

Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$0.77	$0.40	$1.44	$0.91
Income (loss) from discontinued operations, net of related income taxes	0.05	(0.03)	0.05	0.09
Income before cumulative effect of accounting change	0.82	0.37	1.49	1.00
Cumulative effect of accounting change, net of related income taxes	—	—	—	(0.02)
Net income	$0.82	$0.37	$1.49	$0.98

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity
	(in millions)

Balances at January 1, 2004	$—	$—	$3.8	$7,153.2	$630.4	$1,171.3	$(1,559.1)	$7,399.6
Shares issued	—	—	—	14.1	—	—	—	14.1
Capital transactions of equity method investee, net of related income taxes	—	—	—	13.1	—	—	—	13.1
Stock-based compensation and additional related tax benefits	—	—	—	22.7	—	—	—	22.7
Tax benefits related to initial public offering	—	—	—	8.8	—	—	—	8.8
Treasury stock acquired	—	—	—	—	—	—	(222.3)	(222.3)
Comprehensive loss:
Net income	—	—	—	—	313.3	—	—	313.3
Net unrealized losses	—	—	—	—	—	(596.2)	—	(596.2)
Provision for deferred income tax benefits	—	—	—	—	—	228.9	—	228.9
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(42.9)	—	(42.9)
Comprehensive loss								(96.9)
Balances at June 30, 2004	$—	$—	$3.8	$7,211.9	$943.7	$761.1	$(1,781.4)	$7,139.1

Balances at January 1, 2005	$—	$—	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3
Series A preferred stock issued	—	—	—	296.0	—	—	—	296.0
Series B preferred stock issued	—	0.1	—	245.9	—	—	—	246.0
Common stock issued	—	—	—	25.8	—	—	—	25.8
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.4	—	—	—	0.4
Stock-based compensation and additional related tax benefits	—	—	—	23.0	—	—	—	23.0
Treasury stock acquired, common	—	—	—	—	—	—	(868.4)	(868.4)
Comprehensive income:
Net income	—	—	—	—	444.4	—	—	444.4
Net unrealized gains	—	—	—	—	—	164.7	—	164.7
Provision for deferred income taxes	—	—	—	—	—	(41.0)	—	(41.0)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	16.9	—	16.9
Comprehensive income								585.0

Balances at June 30, 2005	$—	$0.1	$3.8	$7,860.5	$1,733.9	$1,453.9	$(3,200.1)	$7,852.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2005	2004
	(in millions)
Operating activities
Net income	$444.4	$313.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	(15.6)	(27.3)
Cumulative effect of accounting change, net of related income taxes	—	5.7
Amortization of deferred policy acquisition costs	126.7	92.4
Additions to deferred policy acquisition costs	(249.4)	(215.0)
Accrued investment income	5.2	22.9
Premiums due and other receivables	(20.4)	33.8
Contractholder and policyholder liabilities and dividends	932.3	680.4
Current and deferred income tax benefits	(415.9)	(4.9)
Net realized/unrealized capital losses (gains)	(8.7)	108.8
Depreciation and amortization expense	48.1	52.9
Mortgage loans held for sale, acquired or originated	(1,077.3)	(423.9)
Mortgage loans held for sale, sold or repaid, net of gain	1,108.2	449.5
Real estate acquired through operating activities	(26.7)	(16.1)
Real estate sold through operating activities	4.8	56.4
Stock-based compensation	22.9	20.9
Other	(73.3)	(220.2)
Net adjustments	360.9	616.3
Net cash provided by operating activities	805.3	929.6

Investing activities
Available-for-sale securities:
Purchases	(4,753.5)	(5,137.1)
Sales	961.7	1,477.3
Maturities	3,046.6	2,802.0
Mortgage loans acquired or originated	(444.0)	(949.6)
Mortgage loans sold or repaid	435.5	783.4
Real estate acquired	(161.1)	(105.7)
Real estate sold	267.2	131.7
Net purchases of property and equipment	(18.1)	(24.4)
Net proceeds from sales of subsidiaries	—	14.9
Purchases of interest in subsidiaries, net of cash acquired	(54.4)	(106.2)
Net change in other investments	(41.2)	(65.5)
Net cash used in investing activities	(761.3)	(1,179.2)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the six months ended June 30,
	2005	2004
	(in millions)
Financing activities
Issuance of common stock	$25.8	$14.1
Issuance of preferred stock	542.0	—
Acquisition of treasury stock	(868.4)	(222.3)
Proceeds from financing element derivatives	83.0	94.0
Payments for financing element derivatives	(55.6)	(41.1)
Issuance of long-term debt	12.2	7.8
Principal repayments of long-term debt	(11.5)	(221.1)
Net proceeds of short-term borrowings	172.4	49.6
Investment contract deposits	4,072.6	3,805.3
Investment contract withdrawals	(3,319.5)	(2,938.2)
Net increase (decrease) in banking operation deposits	22.7	(13.9)
Net cash provided by financing activities	675.7	534.2

Net increase in cash and cash equivalents	719.7	284.6

Cash and cash equivalents at beginning of period	451.9	1,190.2
Cash and cash equivalents at end of period	$1,171.6	$1,474.8

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

1.  Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIE”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2004, included in our Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission (“SEC”).  The accompanying consolidated statement of financial position at December 31, 2004, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the December 31, 2004, and June 30, 2004 financial statements to conform to the June 30, 2005 presentation.

Recent Accounting Pronouncements

On May 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions.  SFAS 154 carries forward without change the guidance contained in Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We will be adopting SFAS 154 effective January 1, 2006.  SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows.  On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005.  Accordingly, we will be adopting SFAS 123R effective January 1, 2006.  This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002.  In addition, any stock options granted prior to January 1, 2002 have already fully vested.  We applied the prospective method of transition as prescribed by SFAS 123.

In May 2005, we learned of discussions between several major accounting firms, the FASB and the SEC concluding it is appropriate to recognize compensation cost immediately for stock awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period.  Our approach has been to follow the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement).  For any awards that are granted after we adopt SFAS 123R on January 1, 2006, we will recognize compensation cost through the period that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.  If we had applied the nonsubstantive vesting provisions of SFAS 123R to awards granted prior to January 1, 2006, our consolidated financial statements would not have been materially impacted.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

1.  Nature of Operations and Significant Accounting Policies (continued)

Separate Accounts

At June 30, 2005 and December 31, 2004, the separate accounts included a separate account valued at $698.9 million and $782.8 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization.  These shares are included in both basic and diluted earnings per share calculations.  The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position.  Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities.

Stock-Based Compensation

At June 30, 2005, we have four stock-based compensation plans.  We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002.  For stock-based awards granted prior to this date, we used the intrinsic value method.

Awards under our plans vest over periods ranging from one year to three years.  Therefore, the cost related to stock-based compensation included in the determination of net income for the three months and six months ended June 30, 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans.  Had compensation expense for our stock option awards and employees’ purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions, except per share data)

Net income, as reported	$238.9	$119.7	$444.4	$313.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	8.2	9.2	13.5	12.6
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	8.2	10.1	13.5	14.3
Pro forma net income	$238.9	$118.8	$444.4	$311.6

Basic earnings per share:
As reported	$0.83	$0.38	$1.50	$0.98
Pro forma	0.83	0.37	1.50	0.98

Diluted earnings per share:
As reported	$0.82	$0.37	$1.49	$0.98
Pro forma	0.82	0.37	1.49	0.97

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

2.  Discontinued Operations

Real Estate Investment

On May 25, 2005, we entered into a definitive agreement for the sale of a real estate property previously held for investment purposes.  This property qualifies for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Therefore, the results of operations have been removed from our results of continuing operations and cash flows for all periods presented.  The gain on disposal is reported as an other after-tax adjustment in our Corporate and Other segment.

Selected financial information for the discontinued operation is as follows:

	June 30, 2005	December 31, 2004
	(in millions)
Assets
Real estate	$—	$49.1
All other assets	—	1.0

Total assets	$—	$50.1

Liabilities

Liabilities	$—	$1.3

Total liabilities	$—	$1.3

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)

Total revenues	$0.7	$—	$1.4	$0.9

Income from discontinued operations:

Income before income taxes	$0.7	$—	$1.4	$0.9

Income taxes	0.3	—	0.5	0.3
Income from discontinued operations, net of related income taxes	0.4	—	0.9	0.6
Gain on disposal of discontinued operations, net of related income taxes	14.7	—	14.7	—

Net income	$15.1	$—	$15.6	$0.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

3.  Consolidated Variable Interest Entities

Synthetic Collateralized Debt Obligation.  On May 26, 2005, we invested $130.0 million in a secured limited recourse credit linked note issued by a grantor trust.  The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios.  The risk of loss for the seven referenced mezzanine tranches begins at 4.85% and ends at 10.85% of loss on each of the seven synthetic reference portfolios.  Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed 4.85% of a synthetic reference portfolio.

We have determined that this grantor trust is a variable interest entity and that we are the primary beneficiary of the trust due to our sole interest in the variable interest entity and management of the synthetic reference portfolios.  Upon consolidation of the trust, as of June 30, 2005, our consolidated statements of financial position include $130.0 million of available-for-sale fixed maturity securities, which represented the collateral held by the trust.  As of June 30, 2005, the credit default swap entered into by the trust has an outstanding notional amount of $130.0 million and a change in fair value of a $2.2 million pre-tax loss that is recorded in earnings and is reflected on the consolidated statements of financial position as an other liability.  The creditors of the grantor trusts have no recourse to our assets.

4.  Securitization Transactions

We, along with other contributors, sell commercial mortgage loans to trusts that, in turn, securitize the assets.  We retain primary servicing responsibilities and may retain other immaterial interests.  We receive annual servicing fees approximating 0.01%, which approximates cost.  The investors and the securitization entities have no recourse to our other assets for failure of debtors to pay when due.  The value of our retained interests is subject primarily to credit risk.

As these trusts are classified as qualifying special purpose entities (“QSPE”) pursuant to the guidance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125  (“SFAS 140”), we recognize the gain on the sale of the loans to the trust and the trusts are not required to be consolidated under the provisions of FIN 46R. There is significant judgment used to determine whether a trust is a qualifying special purpose entity.  To maintain QSPE status, the trust must continue to meet the QSPE criteria both initially and in subsequent periods.  We have analyzed the governing pooling and servicing agreements for each of our securitizations and believe that the terms are industry standard and are consistent with the QSPE criteria.  If at any time we determine a trust no longer qualifies as a qualifying special purpose entity, each trust will need to be reviewed to determine if there is a need to recognize the commercial mortgage loan asset in the statement of financial position along with the offsetting liability.

5.  Federal Income Taxes

The effective income tax rate on income from continuing operations for the three months and six months ended June 30, 2005 is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received and Section 29 tax credits received on our investment in a synthetic fuel production facility.  The effective income tax rate on income from continuing operations for the three months and six months ended June 30, 2004 is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received.

The Internal Revenue Service (the “Service”) has completed examinations of the U.S. consolidated federal income tax returns for 2001 and prior years.  The Service has also started to examine returns for 2002 and 2003.  The Service’s completion of the examinations for the years 1999 - 2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005.  We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and plan to file claims for refund relating to the disputed adjustments.  The majority of the deficiency is attributable to the disallowance of carrybacks of capital losses, net operating losses and foreign tax credits arising in years after 2001.  We expect the Service to allow some (if not all) of the carrybacks upon completion of the audit of the returns for the years in which the losses and credits arose.  The remainder of the deficiency is attributable to both contested issues and adjustments that we have accepted.  We believe that we have adequate defenses against, or sufficient provisions for, the contested issues.  Consequently, we do not expect the ultimate resolution of issues in tax years 1999 – 2001 to have a material impact on our net income.  Similarly, we believe that there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2001.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

6.  Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended June 30,		For the three months ended June 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$12.4	$12.8	$2.5	$2.3
Interest cost	19.4	18.3	4.2	3.9
Expected return on plan assets	(24.1)	(21.5)	(7.3)	(6.8)
Amortization of prior service cost (benefit)	0.4	0.5	(0.6)	(0.7)
Recognized net actuarial loss	4.1	4.0	0.1	0.1
Net periodic benefit cost (income)	$12.2	$14.1	$(1.1)	$(1.2)

	Pension benefits		Other postretirement benefits
	For the six months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$24.8	$25.6	$5.0	$4.5
Interest cost	38.7	36.6	8.4	7.7
Expected return on plan assets	(48.1)	(43.1)	(14.7)	(13.6)
Amortization of prior service cost (benefit)	0.7	0.9	(1.3)	(1.4)
Recognized net actuarial loss	8.2	8.2	0.3	0.3
Net periodic benefit cost (income)	$24.3	$28.2	$(2.3)	$(2.5)

Contributions

We anticipate contributing between $0.6 million and $1.5 million in 2005 to fund our other postretirement benefit plans.  We contributed $0.2 million during the three months ended June 30, 2005, and $0.3 million during the six months ended June 30, 2005.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes.  The minimum annual contribution for 2005 will be zero so we will not be required to fund the qualified pension plan during 2005.  However, it is possible that we may fund the qualified and nonqualified plans in 2005 in the range of $20 million to $50 million.  During the three months and six months ended June 30, 2005, $8.4 million was contributed to the plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

7.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Comprehensive income (loss):
Net income	$238.9	$119.7	$444.4	$313.3
Net change in unrealized gains and losses on fixed maturities, available-for-sale	691.0	(1,411.7)	158.5	(773.4)
Net change in unrealized gains and losses on equity securities, available-for-sale	10.1	(19.7)	3.8	(10.5)
Net change in unrealized gains and losses on equity method subsidiaries and minority interest adjustments	(17.3)	5.6	(17.0)	(8.1)
Adjustments for assumed changes in amortization patterns:
Deferred policy acquisition costs	(36.8)	122.9	6.8	80.3
Sales inducements	(3.8)	6.2	(0.2)	3.1
Unearned revenue reserves	(9.5)	(6.1)	(2.4)	(4.8)
Net change in unrealized gains and losses on derivative instruments	0.6	36.4	25.2	39.0
Adjustments to unrealized gains and losses for Closed Block policyholder dividend obligation	(62.9)	133.1	(10.0)	78.2
Provision for deferred income tax benefit (expense)	(188.1)	401.4	(39.3)	228.6
Change in net foreign currency translation adjustment	24.2	(46.6)	15.2	(42.6)
Comprehensive income (loss)	$646.4	$(658.8)	$585.0	$(96.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

8.  Contingencies, Guarantees and Indemnifications

Litigation

We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, and life, health and disability insurance.  Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages.  In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and others regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

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

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life Insurance Company (“Principal Life”) and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This new lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate.  Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement.  On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa.  On July 22, 2005, the plaintiff’s motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted.

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds.  These agreements generally expire from 2005 through 2019.  The maximum exposure under these agreements as of June 30, 2005, was approximately $222.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position.  Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income.  The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $190.0 million as of June 30, 2005).  New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies.  Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand.  In April 2003, the New Zealand Securities Commission (“the Commission”) opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

8.  Contingencies, Guarantees and Indemnifications (continued)

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

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group.  Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004.  The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $38.0 million) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $34.0 million) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”).  FITB is an asset used in calculating unit pricing of funds.  Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated.  We intend to vigorously defend against these claims.  Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position.  It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

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

9.  Segment Information

We provide financial products and services through the following segments: U.S. Asset Management and Accumulation, International Asset Management and Accumulation and Life and Health Insurance.  In addition, there is a Mortgage Banking segment (discontinued operations) and a Corporate and Other segment.  The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

The U.S. Asset Management and Accumulation segment provides retirement savings and related financial products and services primarily to businesses, their employees and other individuals and provides asset management services to our asset accumulation business, the life and health insurance operations, the Corporate and Other segment and third-party clients.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

9.  Segment Information (continued)

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

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2005	December 31, 2004
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$97,258.2	$94,394.6
International Asset Management and Accumulation	3,854.6	3,642.0
Life and Health Insurance	13,764.7	13,185.4
Corporate and Other	2,315.1	2,576.1
Total consolidated assets	$117,192.6	$113,798.1

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$971.1	$906.8	$1,928.4	$1,800.1
International Asset Management and Accumulation	158.2	122.3	291.0	235.3
Life and Health Insurance	1,089.5	1,030.7	2,158.1	2,066.0
Corporate and Other	(28.0)	(11.9)	(38.1)	(10.3)
Total segment operating revenues	2,190.8	2,047.9	4,339.4	4,091.1
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	10.6	(68.2)	6.6	(114.7)
Subtract:
Operating revenues from discontinued real estate	0.7	—	1.4	0.9
Total revenue per consolidated statements of operations	$2,200.7	$1,979.7	$4,344.6	$3,975.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

9.  Segment Information (continued)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)

Operating earnings (loss) by segment:
U.S. Asset Management and Accumulation	$130.5	$121.7	$269.1	$241.2
International Asset Management and Accumulation	19.1	9.3	28.6	17.9
Life and Health Insurance	76.3	56.9	145.8	131.7
Mortgage Banking	—	(5.4)	—	(10.3)
Corporate and Other	(4.9)	(9.1)	(13.3)	(20.6)
Total segment operating earnings	221.0	173.4	430.2	359.9
Net realized/unrealized capital gains (losses), as adjusted	3.2	(44.5)	(0.5)	(67.6)
Other after-tax adjustments (1)	14.7	(9.2)	14.7	21.0
Net income per consolidated statements of operations	$238.9	$119.7	$444.4	$313.3

(1)   For the three months ended June 30, 2005, other after-tax adjustments reflect a $14.7 million gain on sale of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

For the three months ended June 30, 2004, other after-tax adjustments of $(9.2) million included the negative effect of a loss from discontinued operations of Principal Residential Mortgage, Inc. ($9.5 million); and the positive effect of income from discontinued operations of Argentina ($0.3 million).

For the six months ended June 30, 2005, other after-tax adjustments reflect a $14.7 million gain on sale of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

For the six months ended June 30, 2004, other after-tax adjustments of $21.0 million included the positive effects of: (1) income from discontinued operations of Principal Residential Mortgage ($26.5 million) and (2) income from discontinued operations of Argentina ($0.2 million); and the negative effect from a cumulative change in accounting principle related to the implementation of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ($5.7 million).

10.  Stockholders’ Equity

Preferred Stock

As of June 30, 2005, we had 13.0 million shares of perpetual preferred stock authorized, issued and outstanding under the two series described below.  Preferred stockholders have dividend and liquidation priority over common stockholders.

Series A

On June 16, 2005, we issued 3.0 million shares of fixed rate, non-cumulative, Series A Perpetual Preferred Stock (“Series A Preferred Stock”), at an initial offering price of $100 per share.  We received net proceeds of $296.0 million after offering costs.  Dividends on the Series A Preferred Stock are non-cumulative and are payable quarterly when, and if, declared by our Board of Directors.  Dividends commence on September 30, 2005, at a rate of 5.563% per annum of the liquidation preference.  On or after the dividend payment date in June 2015, the Series A initial distribution rate will become a floating rate, subject to reset, at our option, subject to certain conditions and parameters.  If reset, the rate may be at fixed or floating rates.  On or after the dividend payment date in June 2015, we may, at our option, redeem the shares at a price of $100 per share, or $300.0 million in the aggregate, plus accrued and unpaid dividends for the then current dividend period to the date of redemption, if any.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

10.  Stockholders’ Equity (continued)

The Series A Preferred Stock has no stated maturity and is not convertible in to any other of our securities.  Series A Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

Series B

On June 16, 2005, we issued 10.0 million shares of fixed rate, non-cumulative, Series B Perpetual Preferred Stock (“Series B Preferred Stock”), at an initial offering price of $25 per share.  We received net proceeds of $246.0 million after offering costs.  Dividends on the Series B Preferred Stock are non-cumulative and are payable quarterly when, and if, declared by the Board of Directors.  Dividends commence on September 30, 2005, at a rate of 6.518% per annum of the liquidation preference.  On or after the dividend payment date in June 2035, the Series B initial distribution rate will become a floating rate, subject to reset, at our option, subject to certain conditions and parameters.  If reset, the rate may be at fixed or floating rates.  On or after the dividend payment date in June 2015, we may, at our option, redeem the shares at a price of $25 per share, or $250.0 million in the aggregate, plus accrued and unpaid dividends for the then current dividend period to the date of redemption, if any.

The Series B Preferred Stock has no stated maturity and is not convertible in to any other of our securities.  Series B Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

Dividend Restrictions

The certificates of designations for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels.  As of June 30, 2005, we have no preferred dividend restrictions.

Common Stock

In June 2005, following our Board of Directors’ share repurchase authorization of up to 15.0 million shares, we entered into an accelerated stock repurchase agreement with a third party investment bank for approximately 13.7 million shares of our common stock with an initial payment of $542.3 million, using cash proceeds from the preferred stock issuance.  The transaction is subject to a market price adjustment provision based on the volume weighted average market price over the execution period, which can be settled in shares or cash.

In March 2005, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock.  This program was completed in May 2005.

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)

Outstanding shares at January 1, 2004	—	—	320.7
Shares issued	—	—	0.5
Treasury stock acquired	—	—	(6.3)
Outstanding shares at June 30, 2004	—	—	314.9

Outstanding shares at January 1, 2005	—	—	300.6
Shares issued	3.0	10.0	1.0
Treasury stock acquired	—	—	(22.2)
Outstanding shares at June 30, 2005	3.0	10.0	279.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

11.  Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$223.8	$128.9	$428.8	$291.7
Weighted-average shares outstanding:
Basic	288.9	317.9	295.8	319.4
Dilutive effect:
Stock options	1.5	1.1	1.5	1.1
Restricted stock units	0.4	0.2	0.3	0.1
Long term performance plan	0.1	—	0.1	—
Accelerated stock repurchase agreement	0.5	—	0.5	—
Diluted	291.4	319.2	298.2	320.6
Income from continuing operations per share:
Basic	$0.78	$0.41	$1.45	$0.91
Diluted	$0.77	$0.40	$1.44	$0.91

The calculation of diluted earnings per share for the three months and six months ended June 30, 2005 and 2004, excludes the incremental effect related to certain stock-based compensation grants due to their anti-dilutive effect.

12.  Condensed Consolidating Financial Information

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

We received a subpoena on March 31, 2005 from the Attorney General of West Virginia for documents and other information relating to funding agreement-backed securities, special purpose vehicles related to funding agreement-backed securities, and related subjects.  A response has been sent.  We understand that other U.S.-based life insurers that have funding agreement-backed note programs such as our on-going programs have received similar subpoenas from the Attorney General of West Virginia.  Other than the subpoena, we have received no notification of any pending or threatened investigation or other proceeding by West Virginia governmental authorities involving funding agreement-backed securities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of June 30, 2005 and December 31, 2004, and for the six months ended June 30, 2005 and 2004.

Condensed Consolidating Statements of Financial Position

June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$52,868.0	$6,267.6	$(1,665.5)	$57,470.1
Investment in unconsolidated entities	7,828.1	291.3	6,222.9	(14,103.4)	238.9
Cash and cash equivalents	23.3	902.4	374.1	(128.2)	1,171.6
Other intangibles	—	5.1	206.4	—	211.5
Separate account assets	—	52,153.1	871.7	(16.9)	53,007.9
All other assets	1.9	4,492.0	817.1	(218.4)	5,092.6
Total assets	$7,853.3	$110,711.9	$14,759.8	$(16,132.4)	$117,192.6

Liabilities
Contractholder funds	$—	$33,500.5	$10.5	$(188.1)	$33,322.9
Future policy benefits and claims	—	14,360.0	1,852.9	—	16,212.9
Other policyholder funds	—	743.5	3.1	—	746.6
Short-term debt	—	—	587.5	(131.2)	456.3
Long-term debt	—	275.9	1,114.1	(550.5)	839.5
Deferred income taxes	—	1,018.1	191.7	(12.5)	1,197.3
Separate account liabilities	—	52,153.1	871.7	(16.9)	53,007.9
Other liabilities	1.2	1,476.7	2,300.2	(221.0)	3,557.1
Total liabilities	1.2	103,527.8	6,931.7	(1,120.2)	109,340.5
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	7,860.5	5,168.3	6,882.9	(12,051.2)	7,860.5
Retained earnings (deficit)	1,733.9	657.5	(508.7)	(148.8)	1,733.9
Accumulated other comprehensive income	1,453.9	1,355.8	1,453.9	(2,809.7)	1,453.9
Treasury stock, at cost	(3,200.1)	—	—	—	(3,200.1)
Total stockholders’ equity	7,852.1	7,184.1	7,828.1	(15,012.2)	7,852.1
Total liabilities and stockholders’ equity	$7,853.3	$110,711.9	$14,759.8	$(16,132.4)	$117,192.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$52,199.1	$5,716.8	$(1,260.7)	$56,655.2
Investment in unconsolidated entities	7,469.0	277.3	5,961.3	(13,493.3)	214.3
Cash and cash equivalents	75.4	31.2	410.0	(64.7)	451.9
Other intangibles	—	5.5	191.0	—	196.5
Separate account assets	—	50,722.4	785.5	—	51,507.9
All other assets	1.6	4,263.7	687.3	(180.3)	4,772.3
Total assets	$7,546.0	$107,499.2	$13,751.9	$(14,999.0)	$113,798.1

Liabilities
Contractholder funds	$—	$32,353.1	$8.4	$(178.2)	$32,183.3
Future policy benefits and claims	—	14,284.8	1,757.8	—	16,042.6
Other policyholder funds	—	731.2	3.7	—	734.9
Short-term debt	—	—	527.4	(245.7)	281.7
Long-term debt	—	215.0	929.9	(301.4)	843.5
Income taxes currently payable	—	246.5	48.3	(17.7)	277.1
Deferred income taxes	—	937.5	207.8	(13.6)	1,131.7
Separate account liabilities	—	50,722.4	785.5	—	51,507.9
Liabilities of discontinued operations	—	1.3	—	—	1.3
Other liabilities	1.7	1,351.1	2,014.1	(117.1)	3,249.8
Total liabilities	1.7	100,842.9	6,282.9	(873.7)	106,253.8
Stockholders’ equity
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	7,269.4	5,112.7	6,860.9	(11,973.6)	7,269.4
Retained earnings (deficit)	1,289.5	238.3	(705.3)	467.0	1,289.5
Accumulated other comprehensive income	1,313.3	1,302.8	1,313.4	(2,616.2)	1,313.3
Treasury stock, at cost	(2,331.7)	—	—	—	(2,331.7)
Total stockholders’ equity	7,544.3	6,656.3	7,469.0	(14,125.3)	7,544.3
Total liabilities and stockholders’ equity	$7,546.0	$107,499.2	$13,751.9	$(14,999.0)	$113,798.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,726.0	$157.0	$—	$1,883.0
Fees and other revenues	—	572.0	376.9	(126.4)	822.5
Net investment income	1.1	1,494.2	127.6	7.5	1,630.4
Net realized/unrealized capital gains	—	2.4	3.5	2.8	8.7
Total revenues	1.1	3,794.6	665.0	(116.1)	4,344.6

Expenses
Benefits, claims, and settlement expenses	—	2,293.5	210.5	(5.2)	2,498.8
Dividends to policyholders	—	145.1	—	—	145.1
Operating expenses	5.4	877.6	366.1	(111.4)	1,137.7
Total expenses	5.4	3,316.2	576.6	(116.6)	3,781.6

Income (loss) from continuing operations before income taxes	(4.3)	478.4	88.4	0.5	563.0

Income taxes (benefits)	(2.1)	125.4	10.0	0.9	134.2
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	431.0	50.7	352.6	(834.3)	—
Income from continuing operations, net of related income taxes	428.8	403.7	431.0	(834.7)	428.8

Income from discontinued operations, net of related income taxes	15.6	15.6	15.6	(31.2)	15.6
Net income	$444.4	$419.3	$446.6	$(865.9)	$444.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,694.1	$118.9	$—	$1,813.0
Fees and other revenues	—	493.2	321.2	(117.6)	696.8
Net investment income	1.2	1,415.9	144.5	12.9	1,574.5
Net realized/unrealized capital losses	—	(100.2)	(14.1)	5.5	(108.8)
Total revenues	1.2	3,503.0	570.5	(99.2)	3,975.5

Expenses
Benefits, claims, and settlement expenses	—	2,249.2	163.1	(5.1)	2,407.2
Dividends to policyholders	—	147.7	—	—	147.7
Operating expenses	4.8	786.2	360.9	(101.3)	1,050.6
Total expenses	4.8	3,183.1	524.0	(106.4)	3,605.5

Income (loss) from continuing operations before income taxes	(3.6)	319.9	46.5	7.2	370.0

Income taxes (benefits)	(1.3)	72.5	4.8	2.3	78.3
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	294.0	53.3	252.3	(599.6)	—
Income from continuing operations, net of related income taxes	291.7	300.7	294.0	(594.7)	291.7

Income (loss) from discontinued operations, net of related income taxes	27.3	(2.7)	27.3	(24.6)	27.3
Income before cumulative effect of accounting change	319.0	298.0	321.3	(619.3)	319.0

Cumulative effect of accounting change, net of related income taxes	(5.7)	(2.5)	(5.7)	8.2	(5.7)
Net income	$313.3	$295.5	$315.6	$(611.1)	$313.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(2.6)	$540.5	$325.6	$(58.2)	$805.3
Investing activities
Available-for-sale securities:
Purchases	—	(3,106.3)	(1,760.5)	113.3	(4,753.5)
Sales	—	878.7	83.0	—	961.7
Maturities	—	1,747.0	1,299.6	—	3,046.6
Mortgage loans acquired or originated	—	(324.9)	(234.1)	115.0	(444.0)
Mortgage loans sold or repaid	—	415.0	125.5	(105.0)	435.5
Real estate acquired	—	(125.7)	(35.4)	—	(161.1)
Real estate sold	—	213.7	53.5	—	267.2
Net purchases of property and equipment	—	(13.3)	(4.8)	—	(18.1)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(54.4)	—	(54.4)
Dividends received (contributions to) from unconsolidated entities	251.1	(226.4)	(35.0)	10.3	—
Net change in other investments	—	(4.6)	(45.0)	8.4	(41.2)
Net cash provided by (used in) investing activities	251.1	(546.8)	(607.6)	142.0	(761.3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$25.8	$—	$—	$—	$25.8
Issuance of preferred stock	542.0	—	—	—	542.0
Acquisition of treasury stock	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	83.0	—	—	83.0
Payments for financing element derivatives	—	(55.6)	—	—	(55.6)
Issuance of long-term debt	—	68.6	83.6	(140.0)	12.2
Principal repayments of long-term debt	—	(7.8)	(3.8)	0.1	(11.5)
Net proceeds of short-term borrowings	—	1.1	168.3	3.0	172.4
Capital received from (dividends paid to) parent	—	35.0	(24.7)	(10.3)	—
Investment contract deposits	—	4,072.6	—	—	4,072.6
Investment contract withdrawals	—	(3,319.5)	—	—	(3,319.5)
Net increase in banking operation deposits	—	—	22.7	—	22.7
Net cash provided by (used in) financing activities	(300.6)	877.4	246.1	(147.2)	675.7

Net increase (decrease) in cash and cash equivalents	(52.1)	871.2	(35.9)	(63.5)	719.7

Cash and cash equivalents at beginning of period	75.4	31.2	410.0	(64.7)	451.9
Cash and cash equivalents at end of period	$23.3	$902.4	$374.1	$(128.2)	$1,171.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(2.2)	$895.6	$(83.5)	$119.7	$929.6

Investing activities
Available-for-sale securities:
Purchases	—	(4,335.7)	(810.9)	9.5	(5,137.1)
Sales	—	750.8	726.5	—	1,477.3
Maturities	—	2,222.5	579.5	—	2,802.0
Mortgage loans acquired or originated	—	(967.5)	(18.3)	36.2	(949.6)
Mortgage loans sold or repaid	—	806.0	57.2	(79.8)	783.4
Real estate acquired	—	(87.2)	(18.5)	—	(105.7)
Real estate sold	—	83.0	48.7	—	131.7
Net purchases of property and equipment	—	(20.2)	(4.2)	—	(24.4)
Net proceeds from sale of subsidaries	—	—	14.9	—	14.9
Purchases of interest in subsidiaries, net of cash acquired	—	—	(106.2)	—	(106.2)
Dividends received from unconsolidated entities	300.0	26.0	557.2	(883.2)	—
Net change in other investments	0.3	(171.7)	45.7	60.2	(65.5)
Net cash provided by (used in) investing activities	300.3	(1,694.0)	1,071.6	(857.1)	(1,179.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$14.1	$—	$—	$—	$14.1
Acquisition of treasury stock	(222.3)	—	—	—	(222.3)
Proceeds from financing element derivatives	—	94.0	—	—	94.0
Payments for financing element derivatives	—	(41.1)	—	—	(41.1)
Issuance of long-term debt	—	4.7	3.1	—	7.8
Principal repayments of long-term debt	—	(218.1)	(50.7)	47.7	(221.1)
Net proceeds (repayments) of short-term borrowings	—	—	56.0	(6.4)	49.6
Dividends paid to parent	—	(494.0)	(300.0)	794.0	—
Investment contract deposits	—	3,805.3	—	—	3,805.3
Investment contract withdrawals	—	(2,938.2)	—	—	(2,938.2)
Net decrease in banking operation deposits	—	—	(13.9)	—	(13.9)
Net cash provided by (used in) financing activities	(208.2)	212.6	(305.5)	835.3	534.2

Net increase (decrease) in cash and cash equivalents	89.9	(585.8)	682.6	97.9	284.6

Cash and cash equivalents at beginning of period	173.8	638.2	684.2	(306.0)	1,190.2
Cash and cash equivalents at end of period	$263.7	$52.4	$1,366.8	$(208.1)	$1,474.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

On June 30, 2004, our shelf registration statement with the Securities and Exchange Commission was declared effective.  Following our June 2005 issuance of perpetual preferred stock under the shelf registration, we now have the ability to issue up to $2.45 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts.  If we issue additional securities, we intend to use the proceeds from the sale of the securities for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness.  Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of June 30, 2005 and December 31, 2004, and for the six months ended June 30, 2005 and 2004.

Condensed Consolidating Statements of Financial Position

June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$24.3	$57,445.8	$—	$57,470.1
Investment in unconsolidated entities	7,828.1	8,265.7	238.8	(16,093.7)	238.9
Cash and cash equivalents	23.3	581.5	1,350.3	(783.5)	1,171.6
Other intangibles	—	—	211.5	—	211.5
Separate account assets	—	—	53,007.9	—	53,007.9
All other assets	1.9	151.3	4,954.0	(14.6)	5,092.6
Total assets	$7,853.3	$9,022.8	$117,208.3	$(16,891.8)	$117,192.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)

June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Liabilities
Contractholder funds	$—	$—	$33,322.9	$—	$33,322.9
Future policy benefits and claims	—	—	16,212.9	—	16,212.9
Other policyholder funds	—	—	746.6	—	746.6
Short-term debt	—	275.0	759.4	(578.1)	456.3
Long-term debt	—	464.3	375.2	—	839.5
Income taxes currently payable	—	5.1	(8.6)	3.5	—
Deferred income taxes	—	4.2	1,209.5	(16.4)	1,197.3
Separate account liabilities	—	—	53,007.9	—	53,007.9
Other liabilities	1.2	446.1	3,316.8	(207.0)	3,557.1
Total liabilities	1.2	1,194.7	108,942.6	(798.0)	109,340.5

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	7,860.5	6,883.0	6,014.1	(12,897.1)	7,860.5
Retained earnings (deficit)	1,733.9	(508.7)	784.2	(275.5)	1,733.9
Accumulated other comprehensive income	1,453.9	1,453.8	1,452.7	(2,906.5)	1,453.9
Treasury stock, at cost	(3,200.1)	—	(2.1)	2.1	(3,200.1)
Total stockholders’ equity	7,852.1	7,828.1	8,265.7	(16,093.8)	7,852.1
Total liabilities and stockholders’ equity	$7,853.3	$9,022.8	$117,208.3	$(16,891.8)	$117,192.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Investments, excluding investment in unconsolidated entities	$—	$24.0	$56,631.2	$—	$56,655.2
Investment in unconsolidated entities	7,469.0	7,668.4	214.3	(15,137.4)	214.3
Cash and cash equivalents	75.4	551.9	520.4	(695.8)	451.9
Other intangibles	—	—	196.5	—	196.5
Separate account assets	—	—	51,524.5	(16.6)	51,507.9
All other assets	1.6	17.4	4,785.5	(32.2)	4,772.3
Total assets	$7,546.0	$8,261.7	$113,872.4	$(15,882.0)	$113,798.1

Liabilities
Contractholder funds	$—	$—	$32,183.3	$—	$32,183.3
Future policy benefits and claims	—	—	16,042.6	—	16,042.6
Other policyholder funds	—	—	734.9	—	734.9
Short-term debt	—	75.0	753.7	(547.0)	281.7
Long-term debt	—	464.2	379.3	—	843.5
Income taxes currently payable	—	9.1	273.6	(5.6)	277.1
Deferred income taxes	—	12.4	1,130.7	(11.4)	1,131.7
Separate account liabilities	—	—	51,524.5	(16.6)	51,507.9
Liabilities of discontinued operations	—	—	1.3	—	1.3
Other liabilities	1.7	232.0	3,180.1	(164.0)	3,249.8
Total liabilities	1.7	792.7	106,204.0	(744.6)	106,253.8

Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	—	—	—	—	—
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	7,269.4	6,860.9	5,950.6	(12,811.5)	7,269.4
Retained earnings (deficit)	1,289.5	(705.3)	389.2	316.1	1,289.5
Accumulated other comprehensive income	1,313.3	1,313.4	1,311.8	(2,625.2)	1,313.3
Treasury stock, at cost	(2,331.7)	—	—	—	(2,331.7)
Total stockholders’ equity	7,544.3	7,469.0	7,668.4	(15,137.4)	7,544.3
Total liabilities and stockholders’ equity	$7,546.0	$8,261.7	$113,872.4	$(15,882.0)	$113,798.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,883.0	$—	$1,883.0
Fees and other revenues	—	—	822.6	(0.1)	822.5
Net investment income	1.1	4.5	1,624.8	—	1,630.4
Net realized/unrealized capital gains	—	0.2	8.5	—	8.7
Total revenues	1.1	4.7	4,338.9	(0.1)	4,344.6

Expenses
Benefits, claims, and settlement expenses	—	—	2,498.8	—	2,498.8
Dividends to policyholders	—	—	145.1	—	145.1
Operating expenses	5.4	23.2	1,109.2	(0.1)	1,137.7
Total expenses	5.4	23.2	3,753.1	(0.1)	3,781.6

Income (loss) from continuing operations before income taxes	(4.3)	(18.5)	585.8	—	563.0

Income taxes (benefits)	(2.1)	(2.1)	138.4	—	134.2
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	431.0	447.4	—	(878.4)	—
Income from continuing operations, net of related income taxes	428.8	431.0	447.4	(878.4)	428.8

Income from discontinued operations, net of related income taxes	15.6	15.6	15.6	(31.2)	15.6
Net income	$444.4	$446.6	$463.0	$(909.6)	$444.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,813.0	$—	$1,813.0
Fees and other revenues	—	—	698.8	(2.0)	696.8
Net investment income	1.2	6.6	1,566.1	0.6	1,574.5
Net realized/unrealized capital losses	—	(25.0)	(83.8)	—	(108.8)
Total revenues	1.2	(18.4)	3,994.1	(1.4)	3,975.5

Expenses
Benefits, claims, and settlement expenses	—	—	2,407.2	—	2,407.2
Dividends to policyholders	—	—	147.7	—	147.7
Operating expenses	4.8	30.0	1,017.2	(1.4)	1,050.6
Total expenses	4.8	30.0	3,572.1	(1.4)	3,605.5

Income (loss) from continuing operations before income taxes	(3.6)	(48.4)	422.0	—	370.0

Income taxes (benefits)	(1.3)	(18.4)	98.0	—	78.3
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	294.0	324.0	—	(618.0)	—
Income from continuing operations, net of related income taxes	291.7	294.0	324.0	(618.0)	291.7

Income from discontinued operations, net of related income taxes	27.3	27.3	10.9	(38.2)	27.3
Income before cumulative effect of accounting change	319.0	321.3	334.9	(656.2)	319.0

Cumulative effect of accounting change, net of related income taxes	(5.7)	(5.7)	(5.7)	11.4	(5.7)
Net income	$313.3	$315.6	$329.2	$(644.8)	$313.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(2.6)	$70.2	$812.6	$(74.9)	$805.3

Investing activities
Available-for-sale securities:
Purchases	—	139.2	(4,892.7)	—	(4,753.5)
Sales	—	(141.2)	1,102.9	—	961.7
Maturities	—	—	3,046.6	—	3,046.6
Mortgage loans acquired or originated	—	—	(444.0)	—	(444.0)
Mortgage loans sold or repaid	—	—	435.5	—	435.5
Real estate acquired	—	—	(161.1)	—	(161.1)
Real estate sold	—	—	267.2	—	267.2
Net purchases of property and equipment	—	—	(18.1)	—	(18.1)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(54.4)	—	(54.4)
Dividends received from (contributions to) unconsolidated entities	251.1	13.3	(66.1)	(198.3)	—
Net change in other investments	—	(0.8)	(40.9)	0.5	(41.2)
Net cash provided by (used in) investing activities	251.1	10.5	(825.1)	(197.8)	(761.3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$25.8	$—	$—	$—	$25.8
Issuance of preferred stock	542.0	—	—	—	542.0
Acquisition of treasury stock	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	—	83.0	—	83.0
Payments for financing element derivatives	—	—	(55.6)	—	(55.6)
Issuance of long-term debt	—	—	12.2	—	12.2
Principal repayments of long-term debt	—	—	(11.5)	—	(11.5)
Net proceeds of short-term borrowings	—	200.0	3.5	(31.1)	172.4
Contributions received from (dividends paid to) parent	—	(251.1)	35.0	216.1	—
Investment contract deposits	—	—	4,072.6	—	4,072.6
Investment contract withdrawals	—	—	(3,319.5)	—	(3,319.5)
Net increase in banking operation deposits	—	—	22.7	—	22.7
Net cash provided by (used in) financing activities	(300.6)	(51.1)	842.4	185.0	675.7

Net increase (decrease) in cash and cash equivalents	(52.1)	29.6	829.9	(87.7)	719.7

Cash and cash equivalents at beginning of period	75.4	551.9	520.4	(695.8)	451.9
Cash and cash equivalents at end of period	$23.3	$581.5	$1,350.3	$(783.5)	$1,171.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(2.2)	$(160.8)	$1,393.2	$(300.6)	$929.6

Investing activities
Available-for-sale securities:
Purchases	—	(218.0)	(4,919.1)	—	(5,137.1)
Sales	—	168.8	1,308.5	—	1,477.3
Maturities	—	—	2,802.0	—	2,802.0
Mortgage loans acquired or originated	—	—	(949.6)	—	(949.6)
Mortgage loans sold or repaid	—	—	783.4	—	783.4
Real estate acquired	—	—	(105.7)	—	(105.7)
Real estate sold	—	—	131.7	—	131.7
Net purchases of property and equipment	—	—	(24.4)	—	(24.4)
Net proceeds from sale of subsidiaries	—	9.3	5.6	—	14.9
Purchases of interest in subsidiaries, net of cash acquired	—	(25.7)	(80.5)	—	(106.2)
Capital contributed to unconsolidated entities	—	—	—	—	—
Dividends received from unconsolidated entities	300.0	527.9	—	(827.9)	—
Net change in other investments	0.3	155.1	(202.3)	(18.6)	(65.5)
Net cash provided by (used in) investing activities	300.3	617.4	(1,250.4)	(846.5)	(1,179.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$14.1	$—	$—	$—	$14.1
Issuance of preferred stock	—	—	—	—	—
Acquisition of treasury stock	(222.3)	—	—	—	(222.3)
Proceeds from financing element derivatives	—	—	94.0	—	94.0
Payments for financing element derivatives	—	—	(41.1)	—	(41.1)
Issuance of long-term debt	—	—	7.8	—	7.8
Principal repayments of long-term debt	—	—	(221.1)	—	(221.1)
Net proceeds of short-term borrowings	—	75.0	105.4	(130.8)	49.6
Dividends paid to parent	—	(300.0)	(504.9)	804.9	—
Investment contract deposits	—	—	3,805.3	—	3,805.3
Investment contract withdrawals	—	—	(2,938.2)	—	(2,938.2)
Net decrease in banking operation deposits	—	—	(13.9)	—	(13.9)
Net cash provided by (used in) financing activities	(208.2)	(225.0)	293.3	674.1	534.2

Net increase in cash and cash equivalents	89.9	231.6	436.1	(473.0)	284.6

Cash and cash equivalents at beginning of period	173.8	872.7	1,028.0	(884.3)	1,190.2
Cash and cash equivalents at end of period	$263.7	$1,104.3	$1,464.1	$(1,357.3)	$1,474.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2005, compared with December 31, 2004, and our consolidated results of operations for the three and six months ended June 30, 2005 and 2004, prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  The discussion and analysis includes, where appropriate, factors that may affect our future financial performance.  The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Overview

We provide financial products and services through the following segments:

•                  U.S. Asset Management and Accumulation, which consists of our asset accumulation operations, including retirement savings and related financial products and services, and our asset management operations conducted through Principal Global Investors.  We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees.  We offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans and non-qualified executive benefit plans to businesses.  We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals.

•                  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through operations in Brazil, Chile, Mexico, Hong Kong, India, Japan, and Malaysia.

•                  Life and Health Insurance, which provides individual life insurance, group health insurance as well as specialty benefits in the U.S.  Our individual life insurance products include universal and variable universal life insurance and traditional life insurance.  Our health insurance products include group medical insurance and fee-for-service claims administration and wellness services.  Our specialty benefit products include group dental and vision insurance, individual and group disability insurance, and group life insurance.

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

Acquisitions

We acquired the following businesses, among others, during 2005:

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

Dispositions

Real Estate Investment.  On May 25, 2005, we entered into a definitive agreement for the sale of a real estate property previously held for investment purposes.  This property qualifies for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Therefore, the results of operations have been removed from our results of continuing operations and cash flows for all periods presented.  The gain on disposal is reported as an other after-tax adjustment in our Corporate and Other segment.

Selected financial information for the discontinued operation is as follows:

	June 30,	December 31,
	2005	2004
	(in millions)
Assets
Real estate	$—	$49.1
All other assets	—	1.0
Total assets	$—	$50.1

Liabilities
All other liabilities	$—	$1.3
Total liabilities	$—	$1.3

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)

Total revenues	$0.7	$—	$1.4	$0.9

Income from discontinued operations:
Income before income taxes	$0.7	$—	$1.4	$0.9
Income taxes	0.3	—	0.5	0.3
Income from discontinued operations, net of related income taxes	0.4	—	0.9	0.6
Gain on disposal of discontinued operations, net of related income taxes	14.7	—	14.7	—
Net income	$15.1	$—	$15.6	$0.6

ING/Principal Pensions Company Ltd.  On May 26, 2005, we announced jointly with our partner, ING, the intent to liquidate the ING/Principal Pensions Company, Ltd. Operation in Japan.  We plan to complete the liquidation process by December 31, 2005.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated net income.  Our consolidated net income was positively impacted $1.1 million and $0.5 million for the three months ended June 30, 2005 and 2004, respectively, and positively impacted $1.4 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates.  For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Pension and Other Postretirement Benefit Expense

The 2005 annual pension benefit expense for substantially all of our employees and certain agents is expected to be approximately $48.6 million pre-tax, which is an $8.8 million increase from the 2004 pre-tax pension expense of $39.8 million.  Of the $39.8 million of 2004 pre-tax expense, $51.8 million of expense ran through operating earnings and $12.1 million in pre-tax gains ran through discontinued operations due to the mid-year remeasurement for the Principal Residential Mortgage, Inc. divestiture.   Approximately $12.2 million and $24.3 million of pre-tax pension expense was reflected in the determination of net income for the three and six months ended June 30, 2005, respectively.  In addition, approximately $12.2 million of pre-tax pension expense is expected to be reflected in each of the following two quarters for 2005.  The discount rate used to determine the 2005 expense was 6.0%, which is down from the 6.25% and 6.5% discount rates used to calculate the 2004 expense.  Two discount rates were used in 2004 due to the mid-year remeasurement for the Principal Residential Mortgage, Inc. divestiture.  The expected long-term return on assets assumption used for the 2005 pension expense remained at 8.5%.

Recent Accounting Pronouncements

On May 30, 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”), which changes the requirements for the accounting and reporting of a change in accounting principle.  SFAS 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions.  SFAS 154 carries forward without change the guidance contained in Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We will be adopting SFAS 154 effective January 1, 2006.  SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure- an Amendment of FASB Statement No. 123 and amends SFAS No. 95, Statement of Cash Flows.  On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005.  Accordingly, we will be adopting SFAS 123R effective January 1, 2006.  This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002.  In addition, any stock options granted prior to January 1, 2002 have already vested.  We applied the prospective method of transition as prescribed by SFAS 123.

In May 2005, we learned of discussions between several major accounting firms, the FASB and the SEC concluding it is appropriate to recognize compensation cost immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period.  Our approach has been to follow the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement).  For any awards that are granted after we adopt SFAS 123R on January 1, 2006, we will recognize compensation cost through the period that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.  If we had applied the nonsubstantive vesting provisions of SFAS 123R to awards granted prior to January 1, 2006, our consolidated financial statements would not have been materially impacted.

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Income Statement Data:
Revenues:
Premiums and other considerations	$948.9	$892.6	$1,883.0	$1,813.0
Fees and other revenues	405.3	364.2	822.5	696.8
Net investment income	836.3	789.2	1,630.4	1,574.5
Net realized/unrealized capital gains (losses)	10.2	(66.3)	8.7	(108.8)
Total revenues	2,200.7	1,979.7	4,344.6	3,975.5

Expenses:
Benefits, claims and settlement expenses	1,264.5	1,221.1	2,498.8	2,407.2
Dividends to policyholders	72.2	74.4	145.1	147.7
Operating expenses	580.8	521.1	1,137.7	1,050.6
Total expenses	1,917.5	1,816.6	3,781.6	3,605.5

Income from continuing operations before income taxes	283.2	163.1	563.0	370.0
Income taxes	59.4	34.2	134.2	78.3
Income from continuing operations, net of related income taxes	223.8	128.9	428.8	291.7

Income (loss) from discontinued operations, net of related income taxes	15.1	(9.2)	15.6	27.3
Income before cumulative effect of accounting change	238.9	119.7	444.4	319.0

Cumulative effect of accounting change, net of related income taxes	—	—	—	(5.7)
Net income	$238.9	$119.7	$444.4	$313.3

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Premiums and other considerations increased $56.3 million, or 6%, to $948.9 million for the three months ended June 30, 2005, from $892.6 million for the three months ended June 30, 2004.  The increase reflected a $46.1 million increase from the Life and Health segment primarily due to strong sales and retention in our specialty benefits business, higher premium per member and an increase in insured medical members in our health insurance business, partially offset by a decline in premiums resulting from the continuation of a shift in marketing emphasis from individual traditional life insurance products to individual universal and individual variable universal life insurance products.  In addition, the increase was due to a $12.0 million increase from the International Asset Management and Accumulation segment, primarily due to an increase in Chile, a result of increased sales of single premium annuities with life contingencies.

Fees and other revenues increased $41.1 million, or 11%, to $405.3 million for the three months ended June 30, 2005, from $364.2 million for the three months ended June 30, 2004.  The increase was largely due to a $31.2 million increase from the U.S. Asset Management and Accumulation segment primarily related to increased fees from our separate accounts related to our pension business, increased revenue from our commercial real estate business and our acquisitions of Columbus Circle and Principal Services Trust Company.  In addition, Life and Health Insurance fees and other revenues increased $7.5 million primarily due to growth in our fee-based individual universal life and individual variable universal life insurance business.

Net investment income increased $47.1 million, or 6%, to $836.3 million for the three months ended June 30, 2005, from $789.2 million for the three months ended June 30, 2004.  The increase was primarily related to a $3,448.8 million, or 6%, increase in average invested assets and cash.  The annualized yield on average investments and cash was 5.8% for the three months ended June 30, 2005 and 2004.

Net realized/unrealized capital gains increased $76.5 million to $10.2 million of net realized/unrealized capital gains for the three months ended June 30, 2005, from $66.3 million of net realized/unrealized capital losses for the three months ended June 30, 2004.  The increase in net realized/unrealized gains was primarily due to fewer other than temporary impairments of fixed maturity securities including a $52.0 million recovery of previously impaired securities received as the result of a litigation settlement, fewer losses on commercial mortgage loans, unrealized gains versus unrealized losses on the mark to market of certain seed money investments, and the non-recurrence of a loss on the sale of a foreign investment in 2004 offset in part by increased unrealized losses on the mark to market of derivatives activity.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended June 30, 2005:

	For the three months ended June 30, 2005
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$41.8	$7.8	$92.1	$141.7
Equity securities(2)	(1.1)	1.7	—	0.6
Mortgage loans on real estate(3)	0.9	—	—	0.9
Derivatives	—	—	(133.7)	(133.7)
Other(4)	—	0.9	(0.2)	0.7
Total(5)	$41.6	$10.4	$(41.8)	$10.2

(1)             Impairments include $3.1 million of impairment write-downs and $56.8 million in realized recoveries on the sales of previously impaired assets and the impact of a $52.0 million litigation settlement. Credit losses include $11.9 million in realized losses related to credit triggered sales.  Other gains (losses) includes gross realized gains of $10.6 million and gross realized losses of $2.8 million.

(2)             Impairments include $1.1 million of impairment write-downs.  Other gains (losses) includes gross realized gains of $2.6 million and gross realized losses of $0.9 million.

(3)             Impairments include $0.6 million in realized losses due to the sale of commercial mortgage loans and a $1.6 million decrease in commercial mortgage valuation allowance.

(4)          Other gains (losses) include $2.8 million in mark to market of net realized/unrealized gains on certain seed money investments.

(5)          We enter into economic hedges that do not qualify for hedge accounting treatment. At June 30, 2005, the mark to market of the instruments not designated as accounting hedges contributed to the net loss due to hedging.  We do not get hedge accounting treatment for swaptions and those instruments used to hedge our short-term interest rate exposure including futures, mortgage-backed securities forwards, and certain interest rate swaps. We report the mark to market of these items in realized/unrealized capital gains/losses.

Benefits, claims and settlement expenses increased $43.4 million, or 4%, to $1,264.5 million for the three months ended June 30, 2005, from $1,221.1 million for the three months ended June 30, 2004.  The increase resulted from a $27.0 million increase in the International Asset Management and Accumulation segment, primarily due to an increase in Chile related to higher reserve expenses due to increased sales of single premium annuities with life contingencies along with higher interest credited to customers.  In addition, the increase resulted from a $26.1 million increase in the U.S. Asset Management and Accumulation segment due to an increase in cost of interest credited and amortization related to sale inducements, higher benefit payments and an increase in life payout annuity reserves.  Partially offsetting these increases was a $10.1 million decrease in the Life and Health Insurance segment primarily the result of methodology improvements related to reinsurance values and a change in the estimate of reinsurance benefits in the individual life insurance business partly offset by growth in the specialty benefits business.

Dividends to policyholders decreased $2.2 million, or 3%, to $72.2 million for the three months ended June 30, 2005, from $74.4 million for the three months ended June 30, 2004.  The decrease primarily resulted from a $1.8 million decrease in dividends to policyholders for the Life and Health Insurance segment due to a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment.

Operating expenses increased $59.7 million, or 11%, to $580.8 million for the three months ended June 30, 2005, from $521.1 million for the three months ended June 30, 2004.  The increase was due to a $43.0 million increase from the Life and Health Insurance segment due to growth in our specialty benefits, health insurance, and individual life insurance businesses as well as a change in the estimate of reinsurance benefits in the individual life insurance business.  In addition, the increase resulted from a $31.4 million increase from the U.S Asset Management and Accumulation segment due to an increase in compensation costs, and our acquisitions of Principal Services Trust Company and Columbus Circle.

Income taxes increased $25.2 million, or 74%, to $59.4 million for the three months ended June 30, 2005 from $34.2 million for the three months ended June 30, 2004.  The effective income tax rate was 21% for the three months ended June 30, 2005 and 2004.  The effective income tax rate for the three months ended June 30, 2005 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and Section 29 tax credits received on our investment in a synthetic fuel production facility.  The effective income tax rate for the three months ended June 30, 2004 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received.

As a result of the foregoing factors and the inclusion of income (loss) from discontinued operations, net income increased $119.2 million, or 100%, to $238.9 million for the three months ended June 30, 2005, from $119.7 million for the three months ended June 30, 2004.  The income from discontinued operations was related to a gain on the sale and operating revenues of a real estate property that qualifies for discontinued operations treatment under SFAS 144 in 2005.  The loss from discontinued operations was related to our sale of Principal Residential Mortgage, Inc., our sale of our Argentine companies, and operating revenues of a real estate property that qualifies for discontinued treatment under SFAS 144 in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Premiums and other considerations increased $70.0 million, or 4%, to $1,883.0 million for the six months ended June 30, 2005, from $1,813.0 million for the six months ended June 30, 2004.  The increase reflected a $65.5 million increase from the Life and Health segment primarily due to strong sales and retention in our specialty benefits business and higher premium per member in our health insurance business partially offset by a decline in premiums resulting from the continuation of a shift in marketing emphasis from individual traditional life insurance products to individual universal and individual variable universal life insurance products.  The increase was also due to a $35.3 million increase from the International Asset Management and Accumulation segment, primarily due to an increase in Chile, a result of increased sales of single premium annuities with life contingencies.  These increases were partially offset by a $33.3 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in pension full-service payout sales of single premium group annuities with life contingencies.  The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $125.7 million, or 18%, to $822.5 million for the six months ended June 30, 2005, from $696.8 million for the six months ended June 30, 2004.  The increase was largely due to a $98.9 million increase from the U.S. Asset Management and Accumulation segment primarily related to increased fees from our separate accounts related to our pension business, increased revenue from our commercial mortgage-backed securities and commercial real estate businesses and our acquisitions of Columbus Circle and Principal Services Trust Company.  In addition, Life and Health Insurance fees and other revenues increased $21.8 million primarily due to growth in our fee-based individual universal life and individual variable universal life insurance business.

Net investment income increased $55.9 million, or 4%, to $1,630.4 million for the six months ended June 30, 2005, from $1,574.5 million for the six months ended June 30, 2004.  The increase was primarily related to a $3,861.8 million, or 7%, increase in average invested assets and cash.  The increase was partially offset by a decrease in the annualized investment yields.  The annualized yield on average investments and cash was 5.6% for the six months ended June 30, 2005, compared to 5.8% for the six months ended June 30, 2004.  This reflects lower yields on newly invested assets in comparison to the current portfolio yields.

Net realized/unrealized capital gains increased $117.5 million to $8.7 million of net realized/unrealized capital gains for the six months ended June 30, 2005, from $108.8 million of net realized/unrealized capital losses for the six months ended June 30, 2004.  The increase in net realized/unrealized gains was primarily due to fewer other than temporary impairments of fixed maturity securities including a $52.0 million recovery of previously impaired securities received as the result of a litigation settlement, fewer losses on commercial mortgage loans, and the non-recurrence of a loss on the sale of a foreign investment in 2004 offset in part by increased unrealized losses on the mark to market of certain seed money investments versus unrealized gains in 2004.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the six months ended June 30, 2005:

	For the six months ended June 30, 2005
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$37.2	$15.4	$45.6	$98.2
Equity securities(2)	(1.1)	2.4	—	1.3
Mortgage loans on real estate(3)	(1.6)	—	—	(1.6)
Derivatives	—	—	(82.9)	(82.9)
Other(4)	—	(1.8)	(4.5)	(6.3)
Total(5)	$34.5	$16.0	$(41.8)	$8.7

(1)             Impairments include $7.4 million of impairment write-downs and $59.7 million in realized recoveries on the sales of previously impaired assets and the impact of a $52.0 million litigation settlement. Credit losses include $1.2 million in realized gains and $16.3 million in realized losses related to credit triggered sales. Other gains (losses) includes gross realized gains of $21.7 million and gross realized losses of $6.3 million.

(2)             Impairments include $1.1 million of impairment write-downs.  Other gains (losses) includes gross realized gains of $4.8 million and gross realized losses of $2.4 million.

(3)             Impairments include $2.5 million in realized losses due to the sale of commercial mortgage loans and a $1.3 million decrease in commercial mortgage valuation allowance.

(4)             Other gains (losses) include $1.7 million in mark to market of net realized/unrealized losses on certain seed money investments.

(5)             We enter into economic hedges that do not qualify for hedge accounting treatment. At June 30, 2005, the mark to market of the instruments not designated as accounting hedges contributed to the net loss due to hedging.  We do not get hedge accounting treatment for swaptions and those instruments used to hedge our short-term interest rate exposure including futures, mortgage-backed securities forwards, and certain interest rate swaps. We report the mark to market of these items in realized/unrealized capital gains/losses.

Benefits, claims and settlement expenses increased $91.6 million, or 4%, to $2,498.8 million for the six months ended June 30, 2005, from $2,407.2 million for the six months ended June 30, 2004.  The increase resulted from a $47.3 million increase in the International Asset Management and Accumulation segment, primarily due to an increase in Chile related to higher reserve expenses due to increased sales of single premium annuities with life contingencies along with higher interest credited to customers.  In addition, the increase resulted from a $27.3 million increase in the U.S. Asset Management and Accumulation segment due to an increase in cost of interest credited and amortization related to sale inducements associated with our deferred annuity business, higher benefit payments and an increase in life payout annuity reserves.

Dividends to policyholders decreased $2.6 million, or 2%, to $145.1 million for the six months ended June 30, 2005, from $147.7 million for the six months ended June 30, 2004.  The decrease primarily resulted from a $1.9 million decrease in dividends to policyholders for the Life and Health Insurance segment due to a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment.

Operating expenses increased $87.1 million, or 8%, to $1,137.7 million for the six months ended June 30, 2005, from $1,050.6 million for the six months ended June 30, 2004.  The increase was largely due to a $73.6 million increase from the U.S Asset Management and Accumulation segment due to an increase in amortization of deferred policy acquisition costs (“DPAC”), including DPAC unlocking, an increase in compensation costs, and due to our acquisitions of Principal Services Trust Company and Columbus Circle.  The increase was also due to a $58.9 million increase from the Life and Health Insurance segment due to growth in our specialty benefits and individual life insurance businesses, a change in the estimate of reinsurance benefits in the individual life insurance business, as well as revenue growth in the insured medical and wellness businesses.  These increases were partially offset by a $28.9 million decrease in the Corporate and Other segment due to a decrease in interest related to federal income tax audit activities, a decrease in interest expense primarily related to the reduction of corporate debt, as well as a prior year prepayment penalty recognized on redemption of our surplus notes due in 2024.

Income taxes increased $55.9 million, or 71%, to $134.2 million for the six months ended June 30, 2005 from $78.3 million for the six months ended June 30, 2004.  The effective income tax rate was 24% for the six months ended June 30, 2005 and 21% for the six months ended June 30, 2004.  The effective income tax rate for the six months ended June 30, 2005 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and Section 29 tax credits received on our investment in a synthetic fuel production facility.  The effective income tax rate for the six months ended June 30, 2004 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received.  The increase in the effective tax rate to 24% for the six months ended June 30, 2005, from 21% for the six months ended June 30, 2004, was primarily due to the tax benefit of capital losses in 2004.

As a result of the foregoing factors, the inclusion of income from discontinued operations and the cumulative change in accounting principle, net income increased $131.1 million, or 42%, to $444.4 million for the six months ended June 30, 2005, from $313.3 million for the six months ended June 30, 2004.  The income from discontinued operations was related to a gain on the sale and operating revenues of a real estate property that qualifies for discontinued operations treatment under SFAS 144 in 2005.  The income from discontinued operations was related to our sale of Principal Residential Mortgage, Inc., our sale of our Argentine companies, and operating revenues of a real estate property that qualifies for discontinued operations treatment under SFAS 144 in 2004.  The cumulative change in accounting principle was related to our implementation of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), in 2004.

Results of Operations by Segment

We use operating earnings, which exclude the effect of net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments, for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts.  Segment operating earnings are determined by adjusting U.S. GAAP net income for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments we believe are not indicative of overall operating trends.  Other after-tax adjustments have occurred in the past and could recur in future reporting periods.  While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

The following table presents segment information as of or for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$971.1	$906.8	$1,928.4	$1,800.1
International Asset Management and Accumulation	158.2	122.3	291.0	235.3
Life and Health Insurance	1,089.5	1,030.7	2,158.1	2,066.0
Corporate and Other (1)	(28.0)	(11.9)	(38.1)	(10.3)
Total segment operating revenues	2,190.8	2,047.9	4,339.4	4,091.1
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	10.6	(68.2)	6.6	(114.7)
Subtract:
Operating revenues from discontinued real estates to fee revenues(2)	0.7	—	1.4	0.9
Total revenue per consolidated statements of operations	$2,200.7	$1,979.7	$4,344.6	$3,975.5

Operating earnings (loss) by segment:
U.S. Asset Management and Accumulation	$130.5	$121.7	$269.1	$241.2
International Asset Management and Accumulation	19.1	9.3	28.6	17.9
Life and Health Insurance	76.3	56.9	145.8	131.7
Mortgage Banking(3)	—	(5.4)	—	(10.3)
Corporate and Other	(4.9)	(9.1)	(13.3)	(20.6)
Total segment operating earnings	221.0	173.4	430.2	359.9
Net realized/unrealized capital gains (losses), as adjusted(2)	3.2	(44.5)	(0.5)	(67.6)
Other after-tax adjustments(4)	14.7	(9.2)	14.7	21.0
Net income per consolidated statements of operations	$238.9	$119.7	$444.4	$313.3

	June 30, 2005	December 31, 2004
	(in millions)
Total assets by segment:
U.S. Asset Management and Accumulation (5)	$97,258.2	$94,394.6
International Asset Management and Accumulation	3,854.6	3,642.0
Life and Health Insurance	13,764.7	13,185.4
Corporate and Other (6)	2,315.1	2,576.1
Total consolidated assets	$117,192.6	$113,798.1

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

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)

Net realized/unrealized capital gains (losses)	$10.2	$(66.3)	$8.7	$(108.8)
Certain market value adjustments to fee revenues	(1.0)	(2.9)	(3.9)	(5.8)
Recognition of front-end fee revenues	1.4	1.0	1.8	(0.1)
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	10.6	(68.2)	6.6	(114.7)
Amortization of deferred policy acquisition and sales inducement costs related to net realized/unrealized capital gains (losses)	(4.4)	0.5	(3.9)	2.6
Capital losses (gains) distributed	0.2	0.8	(1.2)	(1.2)
Minority interest capital gains	(0.2)	(0.1)	(0.2)	(0.2)
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition and sales inducement costs, capital losses (gains) distributed and minority capital gains	6.2	(67.0)	1.3	(113.5)
Income tax effect	(3.0)	22.5	(1.8)	45.9
Net realized/unrealized capital gains (losses), as adjusted	$3.2	$(44.5)	$(0.5)	$(67.6)

(3)          Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

(4)          For the three months ended June 30, 2005, other after-tax adjustments reflect a $14.7 million gain on sale of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

For the three months ended June 30, 2004, other after-tax adjustments of $9.2 million included the negative effect of a loss from discontinued operations of Principal Residential Mortgage, Inc. ($9.5 million); and the positive effect of income from discontinued operations of Argentina ($0.3 million).

For the six months ended June 30, 2005, other after-tax adjustments reflect a $14.7 million gain on sale of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

                           For the six months ended June 30, 2004, other after-tax adjustments of $21.0 million included the positive effects of: (1) income from discontinued operations of Principal Residential Mortgage ($26.5 million) and (2) income from discontinued operations of Argentina ($0.2 million); and the negative effect from a cumulative change in accounting principle related to the implementation of SOP 03-1 ($5.7 million).

(5)          U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group stock allocated to a separate account, a result of our demutualization.  The value of the separate account was $698.9 million at June 30, 2005, and $782.8 million at December 31, 2004.  Changes in fair value of the separate account are reflected in both separate account assets and separate account liabilities.

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

U.S. Asset Management and Accumulation Segment

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$74.1	$77.1	$132.7	$166.0
Fees and other revenues	284.1	255.2	580.1	485.0
Net investment income	612.9	574.5	1,215.6	1,149.1
Total operating revenues	971.1	906.8	1,928.4	1,800.1

Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	529.5	504.1	1,029.1	1,002.7
Operating expenses	270.8	241.5	550.1	479.9
Total expenses	800.3	745.6	1,579.2	1,482.6
Pre-tax operating earnings	170.8	161.2	349.2	317.5
Income taxes	40.3	39.5	80.1	76.3
Operating earnings	130.5	121.7	269.1	241.2

Net realized/unrealized capital losses, as adjusted	(2.5)	(20.3)	(0.1)	(57.5)
Other after-tax adjustments	—	(6.0)	—	(5.0)

U. S. GAAP Reported:
Net income	$128.0	$95.4	$269.0	$178.7

(1)          Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Premiums and other considerations decreased $3.0 million, or 4%, to $74.1 million for the three months ended June 30, 2005, from $77.1 million for the three months ended June 30, 2004.  The decrease primarily resulted from an $18.7 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations.  The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.  Offsetting the overall decrease was a $15.7 million increase in individual payout annuity premiums and other considerations primarily due to an increase in larger sized contract sales, along with an increase in overall sales during the current quarter.

Fees and other revenues increased $28.9 million, or 11%, to $284.1 million for the three months ended June 30, 2005, from $255.2 million for the three months ended June 30, 2004.  Pension full-service accumulation fees and other revenue increased $17.9 million primarily due to an increase in fees from our separate accounts, due to improvements in the equity markets and net cash flow from customers, which have led to higher account values, and increased fees from our acquisition of Principal Services Trust Company.  In addition, Principal Global Investors fees and other revenues increased $11.0 million primarily due to increased fee revenue from our commercial real estate business, our acquisition of Columbus Circle and an increase in assets under management.

Net investment income increased $38.4 million, or 7%, to $612.9 million for the three months ended June 30, 2005, from $574.5 million for the three months ended June 30, 2004.  The increase primarily resulted from a $2,430.7 million, or 6%, increase in average invested assets and cash.  The average annualized yield on invested assets and cash was 5.7% for the three months ended June 30, 2005 compared to 5.6% for the three months June 30, 2004.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $25.4 million, or 5%, to $529.5 million for the three months ended June 30, 2005, from $504.1 million for the three months ended June 30, 2004.  The increase primarily related to a $23.9 million increase in our individual fixed annuity benefits, claims and settlement expenses due to an increase in cost of interest credited and amortization related to sale inducements associated with our deferred annuity business, higher benefit payments and an increase in reserves stemming from an increase in sales related to our life payout annuity business.  In addition, our pension investment-only business benefits, claims and settlement expenses increased $22.1 million primarily due to an increase in cost of interest credited on this block of business as a result of an increase in account values.  Partially offsetting the overall increase was a $16.0 million decrease in our pension full-service payout business as a result of decreased sales of single premium group annuities with life contingencies.

Operating expenses increased $29.3 million, or 12%, to $270.8 million for the three months ended June 30, 2005, from $241.5 million for the three months ended June 30, 2004.  The increase resulted from a $13.5 million increase in pension full-service accumulation primarily due to our acquisition of Principal Services Trust Company and an increase in regular compensation costs.  In addition, Principal Global Investors operating expenses increased $12.4 million primarily due to an increase in incentive compensation costs, due to our acquisition of Columbus Circle and an increase in allocated expenses.

Income taxes increased $0.8 million, or 2%, to $40.3 million for the three months ended June 30, 2005, from $39.5 million for the three months ended June 30, 2004.  The effective income tax rate for this segment was 24% for the three months ended June 30, 2005, and 25% for the three months ended June 30, 2004.  The effective income tax rates for the three months ended June 30, 2005 and 2004, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $8.8 million, or 7%, to $130.5 million for the three months ended June 30, 2005 from $121.7 million for the three months ended June 30, 2004.

Net realized/unrealized capital losses, as adjusted, decreased $17.8 million, or 88%, to $2.5 million for the three months ended June 30, 2005, from $20.3 million for the three months ended June 30, 2004.  The decrease primarily related to fewer other than temporary impairments of fixed maturity securities including a $24.3 million recovery of previously impaired securities received as the result of a litigation settlement offset in part by increased unrealized losses on the mark to market of derivatives activity.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $32.6 million, or 34%, to $128.0 million for the three months ended June 30, 2005, from $95.4 million for the three months ended June 30, 2004.  For the three months ended June 30, 2004, net income included the negative effect of other after-tax adjustments totaling $6.0 million related to a loss from discontinued operations associated with the sale of Principal Residential Mortgage.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Premiums and other considerations decreased $33.3 million, or 20%, to $132.7 million for the six months ended June 30, 2005, from $166.0 million for the six months ended June 30, 2004.  The decrease primarily resulted from a $45.2 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations.  The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.  Partially offsetting the decrease was an $11.9 million increase in individual payout annuity premiums and other considerations primarily due to an increase in larger sized contract sales, along with an increase in overall sales.

Fees and other revenues increased $95.1 million, or 20%, to $580.1 million for the six months ended June 30, 2005, from $485.0 million for the six months ended June 30, 2004.  Pension full-service accumulation fees and other revenue increased $55.6 million primarily due to an increase in fees from our separate accounts, due to improvements in the equity markets and net cash flow from customers, which have led to higher account values, and increased fees from our acquisition of Principal Services Trust Company.  In addition, Principal Global Investors fees and other revenues increased $41.6 million primarily due to increased revenue stemming from our commercial mortgage-backed securities business, growth in our commercial real estate fees, our acquisition of Columbus Circle and an increase in assets under management.

Net investment income increased $66.5 million, or 6%, to $1,215.6 million for the six months ended June 30, 2005, from $1,149.1 million for the six months ended June 30, 2004.  The increase primarily resulted from a $2,772.0 million, or 7%, increase in average invested assets and cash.  The average annualized yield on invested assets and cash was 5.6% for the six months ended June 30, 2005 compared to 5.7% for the six months June 30, 2004.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $26.4 million, or 3%, to $1,029.1 million for the six months ended June 30, 2005, from $1,002.7 million for the six months ended June 30, 2004.  The increase primarily related to a $43.4 million increase in our pension investment-only business due to an increase in cost of interest credited on this block of business as a result of an increase in account values.  In addition, our individual annuity benefits, claims and settlement expenses increased $28.7 million due to an increase in cost of interest credited and amortization related to sale inducements associated with our deferred annuity business, higher benefit payments and an increase in reserves stemming from an increase in sales related to our life payout annuity business.  Partially offsetting the overall increase was a $34.5 million decrease in our pension full-service payout business as a result of decreased sales of single premium group annuities with life contingencies.  Further offsetting the overall increase was a $10.5 million decrease in our pension full-service accumulation business primarily due to lower interest credited on our non-participating deposit type business and to a lesser extent due to decreases in cost of interest credited on business from our participating block.

Operating expenses increased $70.2 million, or 15%, to $550.1 million for the six months ended June 30, 2005, from $479.9 million for the six months ended June 30, 2004.  The increase resulted from a $40.1 million increase in pension full-service accumulation primarily due to an increase in amortization of DPAC, including DPAC unlocking, an increase in compensation costs and due to our acquisition of Principal Services Trust Company.  In addition, Principal Global Investors operating expenses increased $25.2 million primarily due to an increase in incentive compensation costs and due to our acquisition of Columbus Circle.

Income taxes increased $3.8 million, or 5%, to $80.1 million for the six months ended June 30, 2005, from $76.3 million for the six months ended June 30, 2004.  The effective income tax rate for this segment was 23% for the six months ended June 30, 2005, and 24% for the six months ended June 30, 2004.  The effective income tax rates for the six months ended June 30, 2005 and 2004, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $27.9 million, or 12%, to $269.1 million for the six months ended June 30, 2005 from $241.2 million for the six months ended June 30, 2004.

Net realized/unrealized capital losses, as adjusted, decreased $57.4 million to $0.1 million for the six months ended June 30, 2005, from $57.5 million for the six months ended June 30, 2004.  The decrease was primarily due to fewer other than temporary impairments of fixed maturity securities including a $24.3 million recovery of previously impaired securities received as the result of a litigation settlement and fewer losses on commercial mortgage loans.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $90.3 million, or 51%, to $269.0 million for the six months ended June 30, 2005, from $178.7 million for the six months ended June 30, 2004.  For the six months ended June 30, 2004, net income included the negative effect of other after-tax adjustments totaling $5.0 million related to:  (1) a loss from discontinued operations associated with the sale of Principal Residential Mortgage ($3.5 million) and (2) a cumulative effect of accounting change related to our implementation of SOP 03-1 ($1.5 million).

International Asset Management and Accumulation Segment

The following table presents certain summary financial data relating to the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating Earnings Data:

Operating revenues (1):
Premiums and other considerations	$64.3	$52.3	$146.4	$111.1
Fees and other revenues	24.1	21.2	46.7	42.2
Net investment income	69.8	48.8	97.9	82.0
Total operating revenues	158.2	122.3	291.0	235.3

Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	111.0	84.0	205.6	158.3
Operating expenses	25.7	26.2	51.9	51.7
Total expenses	136.7	110.2	257.5	210.0
Pre-tax operating earnings	21.5	12.1	33.5	25.3
Income taxes	2.4	2.8	4.9	7.4
Operating earnings	19.1	9.3	28.6	17.9

Net realized/unrealized capital gains (losses), as adjusted	—	0.2	(0.7)	4.0
Other after-tax adjustments	—	0.3	—	(3.1)

U. S. GAAP Reported:
Net income	$19.1	$9.8	$27.9	$18.8

(1)    Excludes net realized/unrealized capital gains (losses)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Premiums and other considerations increased $12.0 million, or 23%, to $64.3 million for the three months ended June 30, 2005, from $52.3 million for the three months ended June 30, 2004.  An increase of $15.1 million in Chile was primarily a result of increased sales of single premium annuities with life contingencies.  Partially offsetting this increase was a decrease of $3.1 million in Mexico primarily due to a decrease in sales of single premium annuities with life contingencies.

Fees and other revenues increased $2.9 million, or 14%, to $24.1 million for the three months ended June 30, 2005, from $21.2 million for the three months ended June 30, 2004.  An increase of $2.5 million in Mexico was primarily due to improved net transfers of pension customers from competitors in the last half of 2004 and the first half of 2005.  In addition, an increase of $0.5 million in Hong Kong was primarily a result of an increase in fees caused by growth in assets under management.

Net investment income increased $21.0 million, or 43%, to $69.8 million for the three months ended June 30, 2005, from $48.8 million for the three months ended June 30, 2004.  The increase was primarily due to an increase of $ 425.4 million, or 21%, in average invested assets and cash, excluding our equity investment in subsidiaries.  In addition, the increase was due to an increase in the annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, which was 10.4% for the three months ended June 30, 2005, compared to 9.1% for the three months ended June 30, 2004.

Benefits, claims and settlement expenses increased $27.0 million, or 32%, to $111.0 million for the three months ended June 30, 2005, from $84.0 million for the three months ended June 30, 2004.  An increase of $29.3 million in Chile was primarily related to higher reserve expenses due to an increase in sales of single premium annuities with life contingencies along with higher interest credited to customers.

Operating expenses decreased $0.5 million, or 2%, to $25.7 million for the three months ended June 30, 2005, from $26.2 million for the three months ended June 30, 2004.  A decrease of $2.6 million in Mexico is primarily due to lower distribution expense and professional fees.  Partially offsetting the decrease in operating expense is an increase of $1.5 million

in Chile due to higher commission and interest costs.   In addition, an increase of $0.3 million in India was due to the expenses of PNB Principal Insurance Advisory Company Pvt. Ltd. that began operations in February 2005, and an increase of $0.2 million in Hong Kong was partially due to higher investment management expenses caused by an increase in assets under management.

Income taxes decreased $0.4 million, or 14%, to $2.4 million for the three months ended June 30, 2005, from $2.8 million for the three months ended June 30, 2004.  A decrease of $1.1 million was due to a tax benefit from the American Jobs Creation Act in 2005.  In addition, a decrease of $0.9 million in Brazil was primarily a result of a decrease in deferred taxes in 2005 related to our Brazilian equity method investment.  Partially offsetting this decrease was an increase of $1.8 million in Mexico due to an increase in pre-tax operating earnings.

As a result of the foregoing factors, operating earnings increased $9.8 million to $19.1 million for the three months ended June 30, 2005, from $9.3 million for the three months ended June 30, 2004.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $9.3 million, or 95%, to $19.1 million for the three months ended June 30, 2005, from $9.8 million for the three months ended June 30, 2004.  For the three months ended June 30, 2004, net income included the positive effect of other after-tax adjustments totaling $0.3 million due to income from discontinued operations related to the sale of our Argentine companies.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Premiums and other considerations increased $35.3 million, or 32%, to $146.4 million for the six months ended June 30, 2005, from $111.1 million for the six months ended June 30, 2004.  An increase of $36.0 million in Chile was primarily a result of increased sales of single premium annuities with life contingencies.

Fees and other revenues increased $4.5 million, or 11%, to $46.7 million for the six months ended June 30, 2005, from $42.2 million for the six months ended June 30, 2004.  An increase of $3.3 million in Mexico was primarily due to improved net transfers of pension customers from competitors.  An increase of $0.9 million in India was primarily a result of an increase in fees from PNB Principal Insurance Advisory Company Pvt. Ltd. that began operations in February 2005, along with an increase in fees caused by a growth in assets under management.

Net investment income increased $15.9 million, or 19%, to $97.9 million for the six months ended June 30, 2005, from $82.0 million for the six months ended June 30, 2004.  The increase was primarily due to an increase of $483.2 million, or 25%, in average invested assets and cash, excluding our equity investment in subsidiaries.  The increase was partially offset by a decrease in the annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, which was 7.1% for the six months ended June 30, 2005, compared to 7.5% for the six months ended June 30, 2004.

Benefits, claims and settlement expenses increased $47.3 million, or 30%, to $205.6 million for the six months ended June 30, 2005, from $158.3 million for the six months ended June 30, 2004.  An increase of $50.6 million in Chile was primarily related to higher reserve expenses due to an increase in sales of single premium annuities with life contingencies along with higher interest credited to customers.

Operating expenses increased $0.2 million to $51.9 million for the six months ended June 30, 2005, from $51.7 million for the six months ended June 30, 2004.  An increase of $1.9 million in Chile is primarily due to higher commission and compensation expenses.   An increase of $0.7 million in India is primarily due to the expenses of PNB Principal Insurance Advisory Company Pvt. Ltd. that began operations in February 2005.  In addition, an increase of $0.4 million in Hong Kong is primarily a result of increased management fees caused by an increase in assets under management, and an increase in Brazil of $0.2 million was primarily a result of higher marketing expenses.  These increases are partially offset by a decrease of $3.1 million in Mexico primarily due to a lower distribution expenses and professional fees in 2005.

Income taxes decreased $2.5 million, or 34%, to $4.9 million for the six months ended June 30, 2005, from $7.4 million for the six months ended June 30, 2004.  A decrease of $3.8 million in Brazil was primarily a result of a decrease in deferred taxes related to our Brazilian equity method investment.  A decrease of $1.1 million was due to a tax benefit from the American Jobs Creation Act in 2005.  Partially offsetting this decrease was an increase of $2.4 million in Mexico related to an increase in pre-tax earnings.

As a result of the foregoing factors, operating earnings increased $10.7 million, or 60%, to $28.6 million for the six months ended June 30, 2005, from $17.9 million for the six months ended June 30, 2004.

Net realized/unrealized capital losses, as adjusted, increased $4.7 million to $0.7 million of net realized/unrealized capital losses for the six months ended June 30, 2005, from $4.0 million of net realized/unrealized capital gains for the six months ended June 30, 2004.  An increase of $2.5 million in India was primarily due to a 2004 realized gain on recovery of a previously impaired fixed maturity security.  An increase of $2.0 million in Chile was primarily due to sale of fixed maturities securities and derivative losses.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $9.1 million, or 48%, to $27.9 million for the six months ended June 30, 2005, from $18.8 million for the six months ended June 30, 2004.  For the six months ended June 30, 2004, net income included the effect of other after-tax adjustments totaling $3.1 million, related to: (1) the negative cumulative effect of an accounting change related to the implementation of SOP 03-1 ($3.3 million) and (2) the positive effect of income from discontinued operations related to the sale of our Argentine companies ($0.2 million).

Life and Health Insurance Segment

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$809.3	$763.2	$1,601.4	$1,535.9
Fees and other revenues	110.7	103.2	222.6	200.8
Net investment income	169.5	164.3	334.1	329.3
Total operating revenues	1,089.5	1,030.7	2,158.1	2,066.0

Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	626.4	636.5	1,269.4	1,252.6
Dividends to policy holders	71.3	73.1	143.2	145.1
Operating expenses	276.5	236.0	525.6	469.6
Total expenses	974.2	945.6	1,938.2	1,867.3
Pre-tax operating earnings	115.3	85.1	219.9	198.7
Income taxes	39.0	28.2	74.1	67.0
Operating earnings	76.3	56.9	145.8	131.7

Net realized/unrealized capital gains (losses), as adjusted	1.2	(5.9)	0.5	(7.8)
Other after-tax adjustments	—	—	—	(0.9)

U. S. GAAP Reported:
Net income	$77.5	$51.0	$146.3	$123.0

(1)          Excludes net realized/unrealized capital gains (losses)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Premiums and other considerations increased $46.1 million, or 6%, to $809.3 million for the three months ended June 30, 2005, from $763.2 million for the three months ended June 30, 2004.  Specialty benefits insurance premiums increased $31.9 million primarily due to strong sales and persistency.  In addition, health insurance premiums increased $26.0 million, primarily due to higher premium per member and an increase in insured medical members.  Partially offsetting these increases was a decrease of $11.8 million in individual life insurance premiums, primarily a result of the continuation of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products.  Unlike traditional premium-based products, individual universal life and variable life insurance deposits are not reported as U.S. GAAP revenue.

Fees and other revenues increased $7.5 million, or 7%, to $110.7 million for the three months ended June 30, 2005, from $103.2 million for the three months ended June 30, 2004.  Fee revenues from our individual life insurance business increased $8.7 million, primarily due to growth in our fee-based universal and variable universal life insurance business.

Net investment income increased $5.2 million, or 3%, to $169.5 million for the three months ended June 30, 2005, from $164.3 million for the three months ended June 30, 2004.  The increase primarily relates to a $646.0 million, or 6%, increase in average invested assets and cash for the segment.  The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 6.3% for the three months ended June 30, 2005, compared to 6.5% for the three months ended June 30, 2004.

Benefits, claims and settlement expenses decreased $10.1 million, or 2%, to $626.4 million for the three months ended June 30, 2005, from $636.5 million for the three months ended June 30, 2004.  Individual life insurance benefits, claims and settlement expenses decreased $22.0 million primarily the result of methodology improvements related to reinsurance values and a change in the estimate of reinsurance benefits.  The change in the estimate of reinsurance benefits is negated by a corresponding increase in operating expenses and thus has no impact on earnings.  Partially offsetting this decrease was a $9.0 million increase in specialty benefit insurance benefits, claims and settlement expenses, primarily driven by growth in the business.

Dividends to policyholders decreased $1.8 million, or 2%, to $71.3 million for the three months ended June 30, 2005, from $73.1 million for the three months ended June 30, 2004.  The decrease is primarily related to a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment.

Operating expenses increased $40.5 million, or 17%, to $276.5 million for the three months ended June 30, 2005, from $236.0 million for the three months ended June 30, 2004.  Individual life insurance operating expenses increased $14.7 million, primarily due to growth in the business and a change in the estimate of reinsurance benefits.  The change in the estimate of reinsurance benefits is negated by a corresponding decrease in benefits, claims, and settlement expenses and thus has no impact on earnings.  Specialty benefits operating expenses increased $14.1 million primarily resulting from growth in the business.  Health insurance operating expenses increased $11.7 million, primarily due to growth in the insured medical and wellness businesses.

Income taxes increased $10.8 million, or 38%, to $39.0 million for the three months ended June 30, 2005, from $28.2 million for the three months ended June 30, 2004.  The effective income tax rate for the segment was 34% and 33% for the three months ended June 30, 2005 and 2004, respectively.  The effective income tax rates for the three months ended June 30, 2005 and 2004 were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $19.4 million, or 34%, to $76.3 million for the three months ended June 30, 2005, from $56.9 million for the three months ended June 30, 2004.

Net realized/unrealized capital gains, as adjusted, increased $7.1 million to $1.2 million of net realized/unrealized capital gains for the three months ended June 30, 2005, from $5.9 million of net realized/unrealized capital losses for the three months ended June 30, 2004.  The increase is primarily the result of fewer other than temporary impairments of certain fixed maturity securities including a $7.4 million recovery of previously impaired securities received as the result of a litigation settlement offset in part by a software impairment and increased losses as the result of fixed maturity securities sales.

As a result of the foregoing factors, net income increased $26.5 million, or 52%, to $77.5 million for the three months ended June 30, 2005, from $51.0 million for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Premiums and other considerations increased $65.5 million, or 4%, to $1,601.4 million for the six months ended June 30, 2005, from $1,535.9 million for the six months ended June 30, 2004.  Specialty benefits insurance premiums increased $51.5 million primarily due to strong sales and persistency.  In addition, health insurance premiums increased $35.5 million, primarily due to higher premium per member.  Partially offsetting these increases was a decrease of $21.5 million in individual life insurance premiums, primarily a result of the continuation of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products and an increase in ceded reinsurance premium.  Unlike traditional premium-based products, individual universal life and variable life insurance deposits are not reported as U.S. GAAP revenue.

Fees and other revenues increased $21.8 million, or 11%, to $222.6 million for the six months ended June 30, 2005, from $200.8 million for the six months ended June 30, 2004.  Fee revenues from our individual life insurance business increased $24.3 million, primarily due to growth in our fee-based universal and variable universal life insurance business.

Net investment income increased $4.8 million, or 1%, to $334.1 million for the six months ended June 30, 2005, from $329.3 million for the six months ended June 30, 2004.  The increase primarily relates to a $773.0 million, or 8%, increase in average invested assets and cash for the segment.  The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 6.2% for the six months ended June 30, 2005, compared to 6.6% for the six months ended June 30, 2004.

Benefits, claims and settlement expenses increased $16.8 million, or 1%, to $1,269.4 million for the six months ended June 30, 2005, from $1,252.6 million for the six months ended June 30, 2004.  Despite lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $23.2 million, primarily due to growth in the business.  Health insurance benefits, claims and settlement expenses increased $10.5 million primarily due to insured medical cost trend.  Partially offsetting these increases was a decrease of $16.9 million in individual life insurance benefits, claims and settlement expenses, primarily a result of methodology improvements related to reinsurance values and a change in the estimate of reinsurance benefits,  partially offset by higher death benefit costs.  The change in the estimate of reinsurance benefits is negated by a corresponding increase in operating expenses and thus has no impact to earnings.

Dividends to policyholders decreased $1.9 million, or 1%, to $143.2 million for the six months ended June 30, 2005, from $145.1 million for the six months ended June 30, 2004.  The decrease is primarily related to a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment.

Operating expenses increased $56.0 million, or 12%, to $525.6 million for the six months ended June 30, 2005, from $469.6 million for the six months ended June 30, 2004.  Specialty benefits operating expenses increased $23.4 million primarily resulting from growth in the business.  Individual life insurance operating expenses increased $19.7 million, primarily due to growth in the business and a change in the estimate of reinsurance benefits.  The change in the estimate of reinsurance benefits is negated by a corresponding decrease in benefits, claims, and settlement expenses and thus has no impact on earnings.  In addition, health insurance operating expenses increased $12.9 million, primarily due to revenue growth in the insured medical and wellness businesses.

Income taxes increased $7.1 million, or 11%, to $74.1 million for the six months ended June 30, 2005, from $67.0 million for the six months ended June 30, 2004.  The effective income tax rate for the segment was 34% for the six months ended June 30, 2005 and 2004.  The effective income tax rates for the six months ended June 30, 2005 and 2004 were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $14.1 million, or 11%, to $145.8 million for the six months ended June 30, 2005, from $131.7 million for the six months ended June 30, 2004.

Net realized/unrealized capital gains, as adjusted, increased $8.3 million to $0.5 million of net realized/unrealized capital gains for the six months ended June 30, 2005, from $7.8 million of net realized/unrealized capital losses for the six months ended June 30, 2004.  The increase is primarily the result of fewer other than temporary impairments of certain fixed maturity securities including a $7.4 million recovery of previously impaired securities received as the result of a litigation settlement, more losses as the result of sales of securities offset in part by a software impairment.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $23.3 million, or 19%, to $146.3 million for the six months ended June 30, 2005, from $123.0 million for the six months ended June 30, 2004.  For the six months ended June 30, 2004, net income included the negative effect of other after-tax adjustments totaling $0.9 million, due to a cumulative effect of accounting change, a result of our implementation of SOP 03-1.

Corporate and Other Segment

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating Earnings Data:
Operating revenues (1):
Total operating revenues	$(28.0)	$(11.9)	$(38.1)	$(10.3)

Expenses:
Total expenses	1.9	7.6	1.4	30.1
Pre-tax operating loss	(29.9)	(19.5)	(39.5)	(40.4)
Income tax benefits	(25.0)	(10.4)	(26.2)	(19.8)
Operating loss	(4.9)	(9.1)	(13.3)	(20.6)

Net realized/unrealized capital gains (losses), as adjusted	4.5	(18.5)	(0.2)	(6.3)
Other after-tax adjustments	14.7	—	14.7	—

U. S. GAAP Reported:
Net income (loss)	$14.3	$(27.6)	$1.2	$(26.9)

(1) Excludes net realized/unrealized capital gains (losses).

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total operating revenues decreased $16.1 million to a negative $28.0 million for the three months ended June 30, 2005, from a negative $11.9 million for the three months ended June 30, 2004.  Net investment income decreased $15.3 million primarily due to the increase in investment expenses related to the acquisition of a significant variable interest in a coal-based synthetic fuel production facility in June 2004.  The increase in investment expense from this investment is more than offset by a decrease in income taxes due to Section 29 tax credits generated from the fuel production.

Total expenses decreased $5.7 million, or 75%, to $1.9 million for the three months ended June 30, 2005, from $7.6 million for the three months ended June 30, 2004.  The decrease in total expenses was partially due to a $4.8 million decrease in interest related to federal income tax audit activities as well as a $2.6 million decrease in interest expense primarily related to the reduction in corporate debt.

Income tax benefits increased $14.6 million to $25.0 million for the three months ended June 30, 2005, from $10.4 million for the three months ended June 30, 2004.  The increase was primarily due to Section 29 tax credits on our investment in a synthetic fuel production facility.

As a result of the foregoing factors, operating loss decreased $4.2 million, or 46%, to $4.9 million for the three months ended June 30, 2005, from $9.1 million for the three months ended June 30, 2004.

Net realized/unrealized capital gains, as adjusted, increased $23.0 million to $4.5 million of net realized/unrealized capital gains for the three months ended June 30, 2005, from $18.5 million of net realized/unrealized capital losses for the three months ended June 30, 2004.  The increase was primarily due to the loss on sale of a foreign investment in 2004.  In addition, the increase was due to less mark to market losses of certain seed money investments as well as fewer other than temporary declines in value of certain fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $41.9 million to $14.3 million for the three months ended June 30, 2005 from $27.6 million of net loss for the three months ended June 30, 2004.  For the three months ended June 30, 2005, net income included the positive effect of an other after-tax adjustment totaling $14.7 million, due to a gain on sale of real estate property that qualifies for discontinued operations treatment under SFAS 144.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total operating revenues decreased $27.8 million to a negative $38.1 million for the six months ended June 30, 2005, from a negative $10.3 million for the six months ended June 30, 2004.  Net investment income decreased $26.5 million primarily due to a decrease in average annualized investment yields for the segment.  Contributing to the decline in yields is the increase in investment expenses related to the acquisition of a significant variable interest in a coal-based synthetic fuel production facility in June 2004.  The increase in investment expense from this investment is more than offset by a decrease in income taxes due to Section 29 tax credits generated from the fuel production.  In addition, the decrease in total revenues was partially due to a $3.8 million increase in inter-segment eliminations included in this segment, which is offset by a corresponding change in total expenses.  Partially offsetting the decrease in total revenue was an increase of $3.5 million in fee revenue for transitional services that are provided to CitiMortgage, Inc. on a temporary basis that are related to the sale of Principal Residential Mortgage, Inc., which is mostly offset by a corresponding change in total expenses.

Total expenses decreased $28.7 million, or 95%, to $1.4 million for the six months ended June 30, 2005, from $30.1 million for the six months ended June 30, 2004.  The decrease in total expenses was partially due to a $12.2 million decrease in interest related to federal income tax audit activities as well as $11.7 million decrease in interest expense primarily related to the reduction in corporate debt.  In addition, a decrease in total expense of $7.2 million was related to a prior year prepayment penalty recognized on redemption of our surplus notes due 2024.  Furthermore, inter-segment eliminations included in this segment increased $3.8 million, resulting in a decrease in total expenses.  The decrease in total expense was partially offset by a $3.4 million increase in transitional service agreement expenses that are provided to CitiMortgage, Inc. on a temporary basis that are related to the sale of Principal Residential Mortgage, Inc., which is mostly offset in total revenue.

Income tax benefits increased $6.4 million, or 32%, to $26.2 million for the six months ended June 30, 2005, from $19.8 million for the six months ended June 30, 2004.  The increase was primarily due to Section 29 tax credits on our investment in a synthetic fuel production facility.  Partially offsetting the increase in income tax benefits is an increase in 2005 in income tax reserves established for contested IRS tax audit matters as well as a tax benefit associated with the sale of a foreign investment in 2004.

As a result of the foregoing factors, operating loss decreased $7.3 million, or 35%, to $13.3 million for the six months ended June 30, 2005, from $20.6 million for the six months ended June 30, 2004.

Net realized/unrealized capital losses, as adjusted, decreased $6.1 million, or 97%, to $0.2 million for the six months ended June 30, 2005, from $6.3 million for the six months ended June 30, 2004.  The decrease was primarily due to the loss on sale of a foreign investment in 2004 offset in part by the mark to market of certain seed money investments.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income increased $28.1 million to $1.2 million of net income for the six months ended June 30, 2005, from $26.9 million of net loss for the six months ended June 30, 2004.  For the six months ended June 30, 2005, net income included the positive effect of an other after-tax adjustment totaling $14.7 million, due to a gain on sale of real estate property that qualifies for discontinued operations treatment under SFAS 144.

Liquidity and Capital Resources

Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization.  Following is a simplified organizational structure as of June 30, 2005.

Sources and Uses of Cash of Consolidated Operations

Net cash provided by operating activities was $805.3 million and $929.6 million for the six months ended June 30, 2005 and 2004, respectively.  The decrease in cash provided by operations between periods primarily related to the payment of an Internal Revenue Service deficiency related to the examination for 1999 – 2001, offset by an increase in fees and a decrease in cash paid for benefits, claims and settlement expenses.

Net cash used in investing activities was $761.3 million and $1,179.2 million for the six months ended June 30, 2005 and 2004, respectively.  The decrease in cash used in investing activities between periods was primarily related to a reduction in purchases of available-for-sale fixed maturity securities and mortgage loans as well as an increase in net real estate sales.

Net cash provided by financing activities was $675.7 million and $534.2 million for the six months ended June 30, 2005 and 2004, respectively.  The increase in net cash provided by financing activities reflects the issuance of preferred stock in 2005 as well as a decrease in payments of long term debt, primarily due to the early extinguishment of surplus notes in the prior year, with no corresponding activity in the current year.  Also contributing were increases in short term borrowings and bank deposits.  Offsetting these increases was an increase in treasury stock acquired, partially funded from the preferred stock issuance as well as a decrease in net deposits of investment contracts.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

Impacts of Income Taxes

The Internal Revenue Service (the “Service”) completed the examination for 1999 - 2001 and issued notices of deficiency dated December 29, 2004 and March 1, 2005.  We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and plan to file claims for refund relating to the disputed adjustments.  The majority of the deficiency is attributable to the disallowance of carry-backs of capital losses, net operating losses and foreign tax credits arising in years after 2001.  We expect the Service to allow some (if not all) of the carry-backs upon completion of the audit of the returns for the years in which the losses and credits arose.  The remainder of the deficiency is attributable to both contested issues and adjustments that we have accepted.  We believe that we have adequate defenses against, or sufficient provisions for, the contested issues.  Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2001 to have a material impact on our net income.  In order to make the January 2005 payment, we utilized some of our short-term debt capacity as a funding source.  While the amount representing the disallowed carry-backs should be refunded within the next year, final settlement on the contested issues could take several years while legal remedies are pursued.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the “Act”) was signed into law.  The Act includes a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries.  A company may elect to apply this provision to qualifying earnings that are repatriated in its 2005 tax year.  While we continue to evaluate the effects of this provision, whether we will ultimately elect to utilize this repatriation provision depends on a number of factors.  Based on the interpretive guidance issued to date by the Service, we currently believe that we will elect to utilize this repatriation provision in our 2005 tax year.  This includes the Service’s release of Notice 2005-38, which explicitly provides that a Code section 78 gross-up does not apply to any foreign tax for which a foreign tax credit is disallowed under Code section 965.  Consequently, a domestic reinvestment plan was implemented including the required chief executive officer approval.  Ultimately, the Board of Directors will also be approving this plan.   The range of possible amounts that we are considering for application under this provision is between approximately $35.0 and $54.0 million.  Our current tax accrual reflects application of the provisions of the Act .

Shelf Registration

Registration Statement.  Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and retirement of existing debt and equity.  In December 2003, we filed a shelf registration statement with the Securities and Exchange Commission, which became effective on June 30, 2004.  The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc (“PFG”) and trust preferred securities of three subsidiary trusts.  If we issue additional securities, we intend to use the proceeds from the sale of the securities for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness.  Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

Preferred Stock Issuances.  On June 16, 2005 we issued 13.0 million shares of non-cumulative perpetual preferred stock under our shelf registration for net proceeds of $542.0 million.  Substantially all of the preferred securities proceeds were used to repurchase shares of outstanding common stock.  Following our issuance of perpetual preferred stock, we now have the ability to issue up to $2.45 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts.

Preferred Stock Dividend Restrictions.  The certificates of designations for the preferred stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels.  As of June 30, 2005, we have no preferred dividend restrictions.

Common Stock Issued and Treasury Stock Acquired

Our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock.  Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

In June 2005, following our Board of Directors authorization of the repurchase of up to 15.0 million shares of our outstanding common stock, we entered into an accelerated stock repurchase agreement with a third party investment banker for approximately 13.7 million shares of our common stock with an initial payment of $542.3 million.  This transaction is subject to a market pricing adjustment provision based on the volume weighted average market price over the execution period, which can be settled in shares or cash.

In March 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock.  This program began after the completion of the May 2004 repurchase program, which authorized the repurchase of up to $700.0 million of our outstanding common stock.  Under the May 2004 and March 2005 repurchase programs, we acquired 8.4 million shares in the open market at an aggregate cost of $325.0 million during the six months ended June 30, 2005.  Of that amount, $75.0 million was acquired under the May 2004 repurchase program and $250.0 million was acquired under the March 2005 repurchase program.  As of June 30, 2005, the share repurchase program announced in March 2005 has been completed.

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

Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits.  Based on this limitation and 2004 statutory results, Principal Life could pay approximately $591.1 million in stockholder dividends in 2005 without exceeding the statutory limitation.  As of June 30, 2005, there have been no dividends declared by Principal Life.

International Operations

Our Brazilian, Hong Kong, Chilean and Mexican operations produced positive cash flow from operations for the six months ended June 30, 2005 and 2004.  These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements.  Our international operations have required infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations.    Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.  Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we have repatriated and will continue to repatriate a portion of the capital from certain countries in 2005.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is a measure of our ability to cover fixed costs with current period earnings.  A high ratio indicates that earnings are sufficiently covering committed expenses.  The following table sets forth, for the periods indicated, our ratios of:

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

	For the six months ended June 30,		For the year ended December 31,
	2005	2004	2004	2003	2002
Ratio of earnings to fixed charges before interest credited on investment products (1)	16.0	6.9	9.5	7.4	4.2
Ratio of earnings to fixed charges	2.2	1.9	2.0	1.9	1.4

(1) For the six months ended June 30, 2005, increased primarily due to lower long-term borrowing costs and the effects of tax-related interest.

Contractual Obligations and Commercial Commitments

As of June 30, 2005, we had $839.5 million of long-term debt outstanding compared to $843.5 million at December 31, 2004.  There have been no significant changes to contractual obligations and commitments since December 31, 2004.

Short-Term Debt

As of June 30, 2005, we had credit facilities with various financial institutions in an aggregate amount of $1.1 billion.  As of June 30, 2005 we had $456.3 million of outstanding borrowings related to our credit facilities with $179.4 million of assets pledged as support, compared to $281.7 million of outstanding borrowings at December 31, 2004 with $221.3 million of assets pledged as support.  Assets pledged consisted primarily of commercial mortgages and mortgage-backed securities.  Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of June 30, 2005.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds.  These agreements generally expire from 2005 through 2019.  The maximum exposure under these agreements as of June 30, 2005, was approximately $222.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position.  Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income.  The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $190.0 million as of June 30, 2005).  New Zealand securities regulations allow Australian issuers to issue their securities in

New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies.  Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand.  In April 2003, the New Zealand Securities Commission (“the Commission”) opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment.  This technical issue affected many in the industry.  On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations.  The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings.  The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing.  Such judicial relief has been granted to BT Financial Group and Westpac with regard to the vast majority of affected investors.   As a result, we do not believe that this matter will result in a material adverse effect on our business or financial position.  It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group.  Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004.  The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $38.0 million) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $34.0 million) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”).  FITB is an asset used in calculating unit pricing of funds.  Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated.  We intend to vigorously defend against these claims.  Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position.  It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

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

Investments

We had total consolidated assets as of June 30, 2005, of $117.2 billion, of which $57.7 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $55.1 billion were held by our U.S. operations and the remaining $2.6 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and reviewing and approving all investments. As of June 30, 2005, there are ten members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 68% and the debt service coverage ratio at loan inception was 1.9 times as of June 30, 2005.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of June 30, 2005.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of June 30, 2005, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	June 30, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$27,482.8	50%	$26,477.1	49%
Private	12,832.8	23	12,749.6	23
Equity securities	735.6	1	725.9	1
Mortgage loans
Commercial	10,127.5	18	10,224.7	19
Residential	1,148.8	2	1,104.0	2
Real estate held for sale	161.3	—	136.1	—
Real estate held for investment	852.0	2	836.0	2
Policy loans	813.0	2	814.5	2
Other investments	907.6	2	1,339.7	2
Total invested assets	55,061.4	100%	54,407.6	100%
Cash and cash equivalents	1,147.7		368.9
Total invested assets and cash	$56,209.1		$54,776.5

U.S. Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.5% for the three months ended June 30, 2005, compared to 5.7% for the three months ended June 30, 2004.  The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.5% for the six months ended June 30, 2005, compared to 5.7% for the six months ended June 30, 2004.  We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the three months ended June 30,
	2005		2004
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.8%	$575.3	5.9%	$537.5
Equity securities	6.8	12.4	6.3	10.4
Mortgage loans — Commercial	6.6	169.0	6.9	167.8
Mortgage loans — Residential	4.5	12.8	3.5	10.7
Real estate	5.9	14.6	7.3	21.7
Policy loans	6.2	12.6	6.3	12.6
Cash and cash equivalents	2.8	5.6	1.9	4.8
Other investments	(0.3)	(0.7)	4.1	11.1
Total before investment expenses	5.8	801.6	6.0	776.6
Investment expenses	0.3	35.1	0.3	36.1
Net investment income	5.5%	$766.5	5.7%	$740.5

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the six months ended June 30,
	2005		2004
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.8%	$1,145.4	5.9%	$1,073.3
Equity securities	6.6	24.1	6.7	22.0
Mortgage loans — Commercial	6.6	336.9	7.0	337.5
Mortgage loans — Residential	4.5	25.4	3.8	23.6
Real estate	5.4	26.8	9.0	55.1
Policy loans	6.2	25.1	6.3	25.4
Cash and cash equivalents	2.7	10.3	1.3	8.3
Other investments	1.1	6.2	2.4	13.5
Total before investment expenses	5.8	1,600.2	6.0	1,558.7
Investment expenses	0.3	67.7	0.3	66.2
Net investment income	5.5%	$1,532.5	5.7%	$1,492.5

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 73% and 72% of total U.S. invested assets as of June 30, 2005 and December 31, 2004, respectively. The fixed maturity securities portfolio was comprised, based on carrying amount, of 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of June 30, 2005 and 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of December 31, 2004. Included in the privately placed category as of June 30, 2005, and December 31, 2004, were $6.3 billion and $5.8 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of June 30, 2005, and December 31, 2004, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	June 30, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$260.4	1%	$274.2	1%
States and political subdivisions	1,137.9	3	947.0	2
Non-U.S. governments	483.0	1	490.3	1
Corporate — public	19,822.7	49	19,572.4	50
Corporate — private	10,517.3	26	10,549.4	27
Residential pass-through securities	1,558.9	4	1,536.2	4
Commercial mortgage-backed securities	3,950.6	10	3,472.7	9
Residential collateralized mortgage obligations	680.9	1	652.4	2
Asset-backed securities	1,903.9	5	1,732.1	4
Total fixed maturities	$40,315.6	100%	$39,226.7	100%

We held $8,094.3 million of mortgage-backed and asset-backed securities as of June 30, 2005, and $7,393.4 million as of December 31, 2004.

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

The international exposure in our U.S. fixed maturity securities totaled $6,172.9 million, or 15% of total fixed maturity securities, as of June 30, 2005, comprised of corporate and foreign government fixed maturity securities. Of the $6,172.9 million as of June 30, 2005, investments totaled $1,671.5 million in the continental European Union, $1,434.2 million in the United Kingdom, $754.9 million in Asia, $539.6 million in Australia, $529.3 million in South America, $321.4 million in Mexico and $16.4 million in Japan. The remaining $905.6 million is invested in 13 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets.  Exposure to Canada is not included in our international exposure. As of June 30, 2005, our investments in Canada totaled $1,388.7 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of June 30, 2005, and December 31, 2004.

June 30, 2005
Amortized Cost
(in millions)
Bank of America Corp.(3)	$402.2
MBIA Inc.(2)	380.3
HSBC Holdings PLC(1)	365.5
American International Group Inc.(3)	351.0
JP Morgan Chase & Co.(3)	330.5
General Electric Co	320.7
Goldman Sachs Group Inc.(3)	294.6
Royal Bank of Scotland Group PLC(3)	294.0
Verizon Communications	260.1
Citigroup Inc.(3)	258.6
Total Top Ten Exposures	$3,257.5

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

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of June 30, 2005 and December 31, 2004. As of June 30, 2005 and December 31, 2004, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The Securities Valuation Office (“SVO”) of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of June 30, 2005, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 94%.

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

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of June 30, 2005, and December 31, 2004, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality (1)

		June 30, 2005			December 31, 2004
NAIC Rating	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$21,205.2	$22,515.3	56%	$19,807.0	$20,979.9	54%
2	Baa	14,369.9	15,393.1	38	14,939.9	16,012.2	41
3	Ba	1,801.8	1,925.6	5	1,555.9	1,698.7	4
4	B	309.3	320.4	1	323.4	332.3	1
5	Caa and lower	12.9	13.2	—	42.2	44.2	—
6	In or near default	138.2	148.0	—	160.2	159.4	—
	Total fixed maturities	$37,837.3	$40,315.6	100%	$36,828.6	$39,226.7	100%

(1)  Includes 101 securities with an amortized cost of $866.3 million, gross gains of $64.8 million, gross losses of $5.1 million and a carrying amount of $926.0 million as of June 30, 2005, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of June 30, 2005, we had invested 2.6% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of June 30, 2005, and December 31, 2004.

U.S. Invested Assets

Corporate Fixed Maturity Securities by Salomon Industry

	June 30, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,612.8	12%	$3,644.0	12%
Finance — Insurance	2,860.4	10	2,604.0	9
Finance — Other	3,962.2	13	3,838.0	13
Industrial — Consumer	1,051.0	4	975.0	3
Industrial — Energy	3,037.7	10	2,755.8	9
Industrial — Manufacturing	5,484.8	18	5,594.0	19
Industrial — Other	115.6	—	135.1	1
Industrial — Service	4,541.0	15	4,623.2	15
Industrial — Transport	876.0	3	934.0	3
Utility — Electric	2,860.7	9	3,052.4	10
Utility — Other	58.4	—	56.3	—
Utility — Telecom	1,879.4	6	1,910.0	6
Total	$30,340.0	100%	$30,121.8	100%

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

The net realized gain relating to other than temporary credit impairments of fixed maturity securities was $52.3 million for the six months ended June 30, 2005.  $52.0 million of the $59.7 million of realized gains is due to a recovery related to previously impaired securities received as the result of a litigation settlement with the balance coming as recoveries on the sales of previously impaired securities.  Offsetting this realized gain was $7.4 million of other than temporary credit impaired write-downs.

For the six months ended June 30, 2005, we realized $22.6 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $22.6 million is $16.3 million related to sales of sixteen credit impaired names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of June 30, 2005, and December 31, 2004.

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Industry Category

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,428.6	$190.0	$5.8	$3,612.8
Finance — Insurance	2,709.4	156.5	5.5	2,860.4
Finance — Other	3,737.6	232.3	7.7	3,962.2
Industrial — Consumer	991.6	60.8	1.4	1,051.0
Industrial — Energy	2,742.3	304.2	8.8	3,037.7
Industrial — Manufacturing	5,187.2	315.2	17.6	5,484.8
Industrial — Other	108.3	7.3	—	115.6
Industrial — Service	4,236.7	312.6	8.3	4,541.0
Industrial — Transport	804.0	78.9	6.9	876.0
Utility — Electric	2,674.2	190.9	4.4	2,860.7
Utility — Other	48.9	9.5	—	58.4
Utility — Telecom	1,700.0	182.5	3.1	1,879.4
Total corporate securities	28,368.8	2,040.7	69.5	30,340.0
U.S. Government and agencies	255.5	5.1	0.2	260.4
States and political subdivisions	1,075.1	63.6	0.8	1,137.9
Non-U.S. governments	422.9	60.2	0.1	483.0
Mortgage-backed and other asset-backed securities	7,631.4	390.1	18.5	8,003.0
Total fixed maturity securities, available-for-sale	$37,753.7	$2,559.7	$89.1	$40,224.3

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,467.0	$183.6	$6.6	$3,644.0
Finance — Insurance	2,497.1	115.6	8.7	2,604.0
Finance — Other	3,648.0	199.2	9.2	3,838.0
Industrial — Consumer	916.1	60.7	1.8	975.0
Industrial — Energy	2,504.9	259.4	8.5	2,755.8
Industrial — Manufacturing	5,233.4	367.1	6.5	5,594.0
Industrial — Other	127.4	7.9	0.2	135.1
Industrial — Service	4,289.9	339.0	5.7	4,623.2
Industrial — Transport	871.2	73.3	10.5	934.0
Utility — Electric	2,852.6	203.0	3.2	3,052.4
Utility — Other	48.9	7.4	—	56.3
Utility — Telecom	1,742.5	170.3	2.8	1,910.0
Total corporate securities	28,199.0	1,986.5	63.7	30,121.8
U.S. Government and agencies	268.6	6.3	0.7	274.2
States and political subdivisions	894.1	53.6	0.7	947.0
Non-U.S. governments	428.4	61.9	—	490.3
Mortgage-backed and other asset-backed securities	6,952.6	371.3	23.5	7,300.4
Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

The total unrealized losses on our fixed maturity securities available-for-sale were $89.1 million and $88.6 million as of June 30, 2005 and December 31, 2004, respectively. Of the $89.1 million in gross unrealized losses as of June 30, 2005, there were $1.7 million in losses attributed to securities scheduled to mature in one year or less, $30.6 million is attributed to securities scheduled to mature between one to five years, $24.6 million is attributed to securities scheduled to mature between five to ten years, $13.7 million is attributed to securities scheduled to mature after ten years, and $18.5 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of June 30, 2005 were concentrated primarily in the Industrial — Manufacturing sectors and Mortgage-backed and other asset-backed securities. The gross unrealized losses as of December 31, 2004 were concentrated primarily in the Mortgage-backed and other asset-backed securities and Industrial — Transportation sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of June 30, 2005, and December 31, 2004.

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Quality

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$24,512.2	$1,559.2	$46.4	$26,025.0
Private	10,979.3	838.8	26.0	11,792.1
Below Investment Grade:
Public	1,389.6	75.5	7.3	1,457.8
Private	872.6	86.2	9.4	949.4
Total fixed maturity securities, available-for-sale	$37,753.7	$2,559.7	$89.1	$40,224.3

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$23,634.9	$1,553.5	$36.8	$25,151.6
Private	11,026.1	753.2	31.8	11,747.5
Below Investment Grade:
Public	1,239.2	93.1	6.7	1,325.6
Private	842.5	79.8	13.3	909.0
Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

U.S. Invested Assets

Unrealized Losses on Investment Grade Fixed Maturity Securities

Available-for-Sale by Aging Category

	June 30, 2005
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$829.1	$6.3	$175.0	$3.4	$1,004.1	$9.7
Greater than three to six months	1,299.3	9.6	248.9	2.1	1,548.2	11.7
Greater than six to nine months	828.7	11.6	645.2	9.4	1,473.9	21.0
Greater than nine to twelve onths	190.7	3.1	79.0	1.5	269.7	4.6
Greater than twelve to twenty-four months	738.5	14.1	455.2	7.8	1,193.7	21.9
Greater than twenty-four to thirty-six months	59.7	1.6	77.0	1.8	136.7	3.4
Greater than thirty-six months	2.1	0.1	—	—	2.1	0.1
Total fixed maturities, available-for-sale	$3,948.1	$46.4	$1,680.3	$26.0	$5,628.4	$72.4

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

U.S. Invested Assets

Unrealized Losses on Below Investment Grade Fixed Maturity Securities

Available-for-Sale by Aging Category

	June 30, 2005
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$105.6	$0.5	$48.9	$1.6	$154.5	$2.1
Greater than three to six months	101.7	2.9	30.8	0.6	132.5	3.5
Greater than six to nine months	—	—	30.2	0.7	30.2	0.7
Greater than nine to twelve months	—	—	0.9	0.1	0.9	0.1
Greater than twelve to twenty-four months	27.4	1.6	0.6	0.1	28.0	1.7
Greater than twenty-four to thirty-six months	—	—	2.0	1.0	2.0	1.0
Greater than thirty-six months	45.2	2.3	66.9	5.3	112.1	7.6
Total fixed maturities, available-for-sale	$279.9	$7.3	$180.3	$9.4	$460.2	$16.7

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

Of total gross unrealized losses as of June 30, 2005 and December 31, 2004, $72.4 million and $68.6 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $16.7 million and $20.0 million as of June 30, 2005 and December 31, 2004, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of June 30, 2005, and December 31, 2004.

U.S. Invested Assets

Unrealized Losses on Fixed Maturity Securities

Available-for-Sale by Aging Category

June 30, 2005
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

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $1.0 million as of June 30, 2005 and $5.1 million as of December 31, 2004. The gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” were $1.0 million and $3.6 million as of June 30, 2005, and December 31, 2004, respectively.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	June 30, 2005	December 31, 2004
	($ in millions)
Total fixed maturity securities (public and private)	$40,315.6	$39,226.7
Problem fixed maturity securities	$55.3	$68.5
Potential problem fixed maturity securities	116.6	119.6
Restructured fixed maturity securities	—	10.4
Total problem, potential problem and restructured fixed maturity securities	$171.9	$198.5
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	1%	1%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. At June 30, 2005, commercial mortgage loans aggregated to $10,127.5 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

California accounted for 17% of our commercial mortgage loan portfolio as of June 30, 2005. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of June 30, 2005, 36% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of June 30, 2005 and December 31, 2004 was 1,315 and 1,318, respectively. The average loan size of our commercial mortgage portfolio was $7.7 million as of June 30, 2005.

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

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $33.4 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. Decreases in the valuation allowance aggregated to $2.3 million for the six months ended June 30, 2005, and $7.2 million for the year ended December 31, 2004.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets

Commercial Mortgage Valuation Allowance

	For the six months ended June 30, 2005	For the year ended December 31, 2004
	($ in millions)
Beginning balance	$42.4	$49.6
Provision	4.7	14.4
Release	(7.0)	(21.6)
Ending balance	$40.1	$42.4
Valuation allowance as % of carrying value before reserves	1%	1%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	June 30, 2005	December 31, 2004
	($ in millions)
Total commercial mortgages	$10,127.5	$10,224.7
Problem commercial mortgages(1)	$37.9	$38.2
Potential problem commercial mortgages	17.4	51.2
Restructured commercial mortgages	66.1	59.3
Total problem, potential problem and restructured commercial mortgages	$121.4	$148.7
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1%	2%

(1)          Problem commercial mortgages include mortgage loans in foreclosure of $10.3 million as of June 30, 2005.  There were no mortgage loans in foreclosure as of  December 31, 2004.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of June 30, 2005, and December 31, 2004, the carrying amount of equity real estate investment was $1,013.3 million and $972.1 million, or 2% and 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale”. Real estate held for investment totaled $852.0 million as of June 30, 2005, and $836.0 million as of December 31, 2004. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended June 30, 2005 and December 31, 2004, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of June 30, 2005, and December 31, 2004, was $161.3 million and $136.1 million, net of valuation allowances of $4.3 million and $5.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of June 30, 2005. By property type, there is a concentration in office buildings that represented approximately 40% of the equity real estate portfolio as of June 30, 2005.

Other Investments

Our other investments totaled $907.6 million as of June 30, 2005, compared to $1,339.7 million as of December 31, 2004. Derivatives accounted for $535.0 million in other investments as of June 30, 2005. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

International Investment Operations

As of June 30, 2005, our international investment operations consist of the investments of Principal International comprised of $2.6 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal

Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

Overall Composition of International Invested Assets

As shown in the following table, the major categories of international invested assets as of June 30, 2005, and December 31, 2004, were fixed maturity securities and residential mortgage loans:

International Invested Assets

	June 30, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$1,890.5	72%	$1,782.6	72%
Private	0.6	—	—	—
Equity securities	31.7	1	36.7	2
Mortgage loans
Residential	415.4	16	385.8	16
Real estate held for investment	10.0	—	10.8	—
Other investments	299.4	11	246.0	10
Total invested assets	2,647.6	100%	2,461.9	100%
Cash and cash equivalents	23.9		83.0
Total invested assets and cash	$2,671.5		$2,544.9

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

As of June 30, 2005, the difference between the asset and liability durations on our primary duration managed portfolio was -.06.  This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities.  Our goal is to minimize the duration gap.  Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25.  The value of the assets in this portfolio was $31,344.6 million as of June 30, 2005.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior.  As of June 30, 2005, the weighted-average difference between the asset and liability durations on these portfolios was +.71.  This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities.  We attempt to monitor this duration gap consistent with our overall risk/reward tolerances.  The value of the assets in these portfolios was $15,549.4 million as of June 30, 2005.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer.  The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk.  The value of the assets in these portfolios was $1,782.1 million as of June 30, 2005.

Using the assumptions and data in effect as of June 30, 2005, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $91.6 million.  The following table details the estimated changes by risk management strategy.  The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

Risk Management Strategy	June 30, 2005 Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)

Primary duration-managed	$31,344.6	3.97	(.06)	$18.8
Duration-monitored	15,549.4	5.29	.71	(110.4)
Non duration-managed	1,782.1	6.12	N/A	N/A
Total	$48,676.1			$(91.6)

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

We have increased our credit exposure through credit default swaps by investing in $42.5 million of subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of June 30, 2005 was $500.0 million and the fair value was $8.8 million which was reflected as an other invested asset on the consolidated statements of financial position. We also invested in credit default swaps creating replicated assets with a notional amount of $656.3 million and a fair value of $2.8 million which was reflected as an other invested asset on the consolidated statements of financial position as of June 30, 2005.

In addition, on May 26, 2005, we invested $130.0 million in a secured limited recourse credit linked note issued by a grantor trust.  The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios.  The risk of loss for the seven referenced mezzanine tranches begins at 4.85% and ends at 10.85% of loss on each of the seven synthetic reference portfolios.  Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed 4.85% of a synthetic reference portfolio.

We have determined that this grantor trust is a variable interest entity and that we are the primary beneficiary of the trust due to our sole interest in the variable interest entity and management of the synthetic reference portfolios.  Upon consolidation of the trust, as of June 30, 2005, our consolidated statements of financial position include $130.0 million of available-for-sale fixed maturity securities, which represented the collateral held by the trust.  As of June 30, 2005, the credit default swap entered into by the trust has an outstanding notional amount of $130.0 million and a change in fair value of a $2.2 million  pre-tax loss that is recorded in earnings and is reflected on the consolidated statements of financial position as an other liability.  The creditors of the grantor trusts have no recourse to the assets of our company.

We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). There was no pre-tax gain or loss recognized for the six months ended June 30, 2005.

The obligation to deliver the underlying securities of certain consolidated grantor trusts to various unrelated trust certificate holders contains an embedded derivative of the forecasted transaction to deliver the underlying securities.

We offer an equity indexed annuity product that contains an embedded derivative that has been bifurcated and accounted for separately in realized gains (losses). We economically hedge the equity indexed annuity product by purchasing options that match the product’s profile. For the six months ended June 30, 2005, we recognized a $0.3 million pre-tax loss on the call spread options purchased and a $0.7 million pre-tax loss on the change in fair value of the embedded derivatives.

We offer certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider.  The GMWB provides that the contractholder will receive at least their principal deposit back through withdrawals of up to a specified annual amount, even if the account value is reduced to zero.  The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract.  Declines in the equity market may increase our exposure to benefits under contracts with the GMWB.  We economically hedge the GMWB exposure using futures, options and interest rate swaps.  For the six months ended June 30, 2005, we recognized a $0.1 million pre-tax loss on the hedging instruments and a $0.6 million pre-tax loss on the change in fair value of the embedded derivatives.

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

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of June 30, 2005, and December 31, 2004.

Derivative Financial Instruments — Notional Amounts

	June 30, 2005		December 31, 2004
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$7,977.6	47%	$7,481.9	49%
Foreign currency swaps	3,461.9	20	3,037.5	20
Credit default swaps	1,286.3	8	988.3	7
Embedded derivative financial instruments	935.0	6	894.4	6
Interest rate lock commitments	766.6	5	634.3	4
Swaptions	547.2	3	429.0	3
Bond forwards	491.5	3	508.0	3
Mortgage-backed forwards and options	424.0	2	586.8	4
Total return swaps	400.0	2	—	—
Currency forwards	375.8	2	441.7	3
Futures	131.3	1	11.8	—
Call options	131.2	1	73.0	1
Bond options	38.5	—	38.5	—
Total	$16,966.9	100%	$15,125.2	100%

Derivative Financial Instruments — Credit Exposures

	June 30, 2005		December 31, 2004
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$464.4	77%	$805.2	85%
Bond forwards	65.7	11	66.8	7
Interest rate swaps	38.0	6	41.5	4
Credit default swaps	15.3	3	19.3	2
Call options	13.1	2	10.5	1
Currency forwards	5.0	1	7.1	1
Bond options	0.6	—	0.7	—
Total credit exposure	602.1	100%	951.1	100%
Less: Collateral received	(126.0)		(396.5)
Total	$476.1		$554.6

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	June 30, 2005
				Fair Value (no accrued interest)
	Notional Amount	Weighted Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$7,977.6	6.08	(1)	$(418.1)	$(151.0)	$88.5
Mortgage-backed forwards and options	424.0	.05	(4)	(1.4)	(0.3)	1.7
Bond forwards	491.5	2.20	(4)	92.7	65.4	39.4
Swaptions	547.2	8.55	(3)	(16.6)	(31.1)	(56.0)
Futures	131.0	.21	(2)	(6.7)	—	6.8
Total return swaps	400.0	.47	(1)	—	—	—
Bond options	38.5	2.63	(4)	(3.2)	(1.2)	0.7
Total	$10,009.8			$(353.3)	$(118.2)	$81.1

(1)           Based on maturity date of swap.

(2)           Based on maturity date.

(3)           Based on option date of swaption.

(4)           Based on settlement date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

Debt Issued and Outstanding

As of June 30, 2005, the aggregate fair value of long-term debt was $1,070.1 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $34.7 million.

	June 30, 2005
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$546.5	$527.3	$509.1
8% surplus notes payable, due 2044	127.1	117.6	107.8
Non-recourse mortgages and notes payable	352.0	346.7	343.4
Other mortgages and notes payable	79.2	78.5	77.8
Total long-term debt	$1,104.8	$1,070.1	$1,038.1

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of June 30, 2005, the fair value of our equity securities was $767.3 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $76.7 million. As of June 30, 2005, a 10% immediate and sustained decline in the equity markets would result in a decrease of asset-based fee revenues of $31.9 million over the next six months. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market, foreign currency-denominated fixed maturity securities purchased, and our international operations. The foreign currency risk on funding agreements and fixed maturity securities is eliminated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of June 30, 2005, was $2,888.5 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of June 30, 2005, was $549.3 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. As of June 15, 2005, we settled currency forwards used to hedge a portion of our net equity investment in our Mexican operations from currency fluctuations.  We recognized a $2.7 million dollar pre-tax loss on these contracts which is included in accumulated other comprehensive income.  Currently, there are no other outstanding net equity investment hedges.

We estimate that as of June 30, 2005, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

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

Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2005, and have concluded that our disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are regularly involved in litigation, both as a defendant and as a plaintiff but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, and life, health and disability insurance.  Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages.  In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and others regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

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

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life Insurance Company (“Principal Life”) and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This new lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate.  Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement.  On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa.  On July 22, 2005, the plaintiff’s motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2005 – January 31, 2005	950,449	(3)	$40.24	935,000	$37.4	(1)
February 1, 2005 – February 28, 2005	945,964	(3)	$39.88	937,165	$—	(1)
March 1, 2005 – March 31, 2005	2,292,194	(3)	$38.66	2,290,542	$161.4	(2)
April 1, 2005 – April 30, 2005	3,578,538	(3)	$38.07	3,578,500	$25.2	(2)
May 1, 2005 – May 31, 2005	660,398		$38.17	660,398	$—	(2)
June 1, 2005 – June 30, 2005	13,740,653	(3)	$39.47	13,740,000	$52.8	(4)
Total	22,168,196			22,141,605

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

(2)     In March 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock.  Our first purchase on this program was on March 8, 2005, which was after the completion of the May 2004 repurchase program, which authorized the repurchase of up to $700.0 million of our outstanding common stock.  On May 3, 2005, the program that was announced in March 2005 was completed.

(3)      The number of shares include shares of common stock utilized to execute certain stock incentive awards in 2005: 15,449 shares in January, 8,799 shares in February, 1,652 shares in March, 38 shares in April, and 653 shares in June.

(4)          In June 2005, following our Board of Directors’ authorization of the repurchase of up to 15.0 million shares of our outstanding common stock, we entered into an accelerated stock repurchase agreement with a third party investment banker for approximately 13.7 million shares of our common stock with an initial payment of $542.3 million.  This transaction is subject to a market pricing adjustment provision based on the volume weighted average market price over the execution period, which can be settled in shares or cash.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders on May 17, 2005, the stockholders elected four Class I directors each for a term expiring at the Company’s 2008 annual meeting.  The voting results are as follows:

	VOTES FOR	VOTES WITHHELD

Betsy J. Bernard	169,886,448	4,381,060
Jocelyn Carter-Miller	169,845,539	4,421,969
Gary E. Costley	169,712,168	4,555,340
William T. Kerr	168,154,708	6,112,800

The directors whose terms of office continued and the years their terms expire are as follows:

CLASS II DIRECTORS – TERM EXPIRES IN 2006

J. Barry Griswell

Charles S. Johnson

Richard L. Keyser

Arjun K. Mathrani

Elizabeth E. Tallett

CLASS III DIRECTORS – TERM EXPIRES IN 2007

David J. Drury

C. Daniel Gelatt

Sandra L. Helton

Federico F. Pena

In addition, the stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for 2005.  The voting results are as follows:

FOR	AGAINST	ABSTAIN

169,513,185	2,482,272	2,272,051

Further, the stockholders voted to approve the Principal Financial Group, Inc. Directors Stock Plan pursuant to the following vote:

FOR	AGAINST	ABSTAIN

137,182,068	19,365,639	3,384,860

Finally, the stockholders also voted to approve the Principal Financial Group, Inc. Stock Incentive Plan pursuant to the following vote:

FOR	AGAINST	ABSTAIN

135,276,714	21,451,825	3,204,028

Item 6.  Exhibits and Reports on Form 8-K

a.              Exhibits

Exhibit Number	Description
10.1.1	Principal Financial Group, Inc. 2005 Stock Incentive Plan
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of J. Barry Griswell
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael H. Gersie

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: August 3, 2005	By	/s/ Michael H. Gersie
Michael H. Gersie
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description	Page
10.1.1	Principal Financial Group, Inc. 2005 Stock Incentive Plan	87
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan	103
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	109
31.1	Certification of J. Barry Griswell	110
31.2	Certification of Michael H. Gersie	111
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – J. Barry Griswell	112
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael H. Gersie	113