Form 10-Q
period 2005-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2005-11-02
CIK 1126328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 26, 2005 was 280,151,402.

PRINCIPAL FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
	(in millions)
Assets
Fixed maturities, available-for-sale	$41,481.7	$40,916.3
Fixed maturities, trading	87.8	93.0
Equity securities, available-for-sale	792.3	762.6
Mortgage loans	11,744.8	11,714.5
Real estate	949.5	956.5
Policy loans	819.4	814.5
Other investments	1,136.1	1,585.7
Total investments	57,011.6	56,843.1

Cash and cash equivalents	1,116.6	450.6
Accrued investment income	659.1	677.5
Premiums due and other receivables	1,109.7	628.5
Deferred policy acquisition costs	2,097.0	1,837.6
Property and equipment	416.9	429.4
Goodwill	281.4	232.9
Other intangibles	208.3	196.5
Separate account assets	56,807.6	51,507.9
Assets of discontinued operations	—	78.3
Other assets	1,397.3	915.8
Total assets	$121,105.5	$113,798.1

Liabilities
Contractholder funds	$33,085.6	$32,183.3
Future policy benefits and claims	16,441.2	16,042.6
Other policyholder funds	688.9	734.9
Short-term debt	379.4	281.7
Long-term debt	806.7	843.5
Income taxes payable	—	277.0
Deferred income taxes	1,026.1	1,131.7
Separate account liabilities	56,807.6	51,507.9
Liabilities of discontinued operations	—	2.1
Other liabilities	4,069.9	3,249.1
Total liabilities	113,305.4	106,253.8

Stockholders’ equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share – 3.0 million shares authorized, issued and outstanding in 2005	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share – 10.0 million shares authorized, issued and outstanding in 2005	0.1	—
Common stock, par value $.01 per share – 2,500.0 million shares authorized, 380.6 million and 379.1 million shares issued, and 279.9 million and 300.6 million shares outstanding in 2005 and 2004, respectively	3.8	3.8
Additional paid-in capital	7,887.9	7,269.4
Retained earnings	1,943.9	1,289.5
Accumulated other comprehensive income	1,164.5	1,313.3
Treasury stock, at cost (100.7 million and 78.5 million common shares in 2005 and 2004, respectively)	(3,200.1)	(2,331.7)
Total stockholders’ equity	7,800.1	7,544.3
Total liabilities and stockholders’ equity	$121,105.5	$113,798.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions, except per share data)
Revenues
Premiums and other considerations	$943.4	$923.8	$2,826.4	$2,736.8
Fees and other revenues	423.3	363.6	1,245.8	1,060.4
Net investment income	853.5	822.6	2,483.4	2,396.4
Net realized/unrealized capital gains (losses)	(1.8)	(21.3)	6.9	(130.1)
Total revenues	2,218.4	2,088.7	6,562.5	6,063.5

Expenses
Benefits, claims and settlement expenses	1,281.3	1,238.0	3,780.1	3,645.2
Dividends to policyholders	73.9	72.0	219.0	219.7
Operating expenses	576.8	543.3	1,714.5	1,593.9
Total expenses	1,932.0	1,853.3	5,713.6	5,458.8

Income from continuing operations before income taxes	286.4	235.4	848.9	604.7

Income taxes	67.1	40.7	201.1	118.8
Income from continuing operations, net of related income taxes	219.3	194.7	647.8	485.9

Income from discontinued operations, net of related income taxes	0.1	104.1	16.0	131.9
Income before cumulative effect of accounting change	219.4	298.8	663.8	617.8
Cumulative effect of accounting change, net of related income taxes	—	—	—	(5.7)
Net income	219.4	298.8	663.8	612.1
Preferred stock dividends	9.4	—	9.4	—
Net income available to common stockholders	$210.0	$298.8	$654.4	$612.1

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$0.75	$0.62	$2.20	$1.53
Income from discontinued operations, net of related income taxes	—	0.34	0.05	0.42
Income before cumulative effect of accounting change	0.75	0.96	2.25	1.95
Cumulative effect of accounting change, net of related income taxes	—	—	—	(0.02)
Net income	$0.75	$0.96	$2.25	$1.93

Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$0.74	$0.62	$2.18	$1.53
Income from discontinued operations, net of related income taxes	—	0.33	0.05	0.41
Income before cumulative effect of accounting change	0.74	0.95	2.23	1.94
Cumulative effect of accounting change, net of related income taxes	—	—	—	(0.02)
Net income	$0.74	$0.95	$2.23	$1.92

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2004	$—	$—	$3.8	$7,153.2	$630.4	$1,171.3	$(1,559.1)	$7,399.6
Common stock issued	—	—	—	22.4	—	—	—	22.4
Capital transactions of equity method investee, net of related income taxes	—	—	—	13.8	—	—	—	13.8
Stock-based compensation and additional related tax benefits	—	—	—	33.3	—	—	—	33.3
Tax benefits related to initial public offering	—	—	—	8.4	—	—	—	8.4
Treasury stock acquired	—	—	—	—	—	—	(506.1)	(506.1)
Comprehensive income:
Net income	—	—	—	—	612.1	—	—	612.1
Net unrealized gains	—	—	—	—	—	142.2	—	142.2
Provision for deferred income taxes	—	—	—	—	—	(26.6)	—	(26.6)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(7.2)	—	(7.2)
Minimum pension liability adjustment, net of related income taxes	—	—	—	—	—	2.5	—	2.5
Comprehensive income								723.0
Balances at September 30, 2004	$—	$—	$3.8	$7,231.1	$1,242.5	$1,282.2	$(2,065.2)	$7,694.4

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2005	$—	$—	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3
Series A preferred stock issued	—	—	—	296.0	—	—	—	296.0
Series B preferred stock issued	—	0.1	—	245.9	—	—	—	246.0
Common stock issued	—	—	—	40.6	—	—	—	40.6
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.1	—	—	—	0.1
Stock-based compensation and additional related tax benefits	—	—	—	35.9	—	—	—	35.9
Treasury stock acquired, common	—	—	—	—	—	—	(868.4)	(868.4)
Dividends to preferred stockholders	—	—	—	—	(9.4)	—	—	(9.4)
Comprehensive income:
Net income	—	—	—	—	663.8	—	—	663.8
Net unrealized losses	—	—	—	—	—	(335.6)	—	(335.6)
Provision for deferred income tax benefits	—	—	—	—	—	142.0	—	142.0
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	44.8	—	44.8
Comprehensive income								515.0
Balances at September 30, 2005	$—	$0.1	$3.8	$7,887.9	$1,943.9	$1,164.5	$(3,200.1)	$7,800.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2005	2004
	(in millions)
Operating activities
Net income	$663.8	$612.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	(16.0)	(131.9)
Cumulative effect of accounting change, net of related income taxes	—	5.7
Amortization of deferred policy acquisition costs	179.2	151.6
Additions to deferred policy acquisition costs	(362.0)	(338.9)
Accrued investment income	18.4	6.2
Premiums due and other receivables	(11.4)	6.9
Contractholder and policyholder liabilities and dividends	1,465.3	1,247.7
Current and deferred income tax (benefits)	(420.6)	497.6
Net realized/unrealized capital losses (gains)	(6.9)	130.1
Depreciation and amortization expense	73.9	78.8
Mortgage loans held for sale, acquired or originated	(1,737.7)	(728.9)
Mortgage loans held for sale, sold or repaid, net of gain	1,721.6	711.1
Real estate acquired through operating activities	(34.6)	(25.9)
Real estate sold through operating activities	39.0	60.9
Stock-based compensation	36.1	30.9
Other	(95.6)	(319.8)
Net adjustments	848.7	1,382.1
Net cash provided by operating activities	1,512.5	1,994.2

Investing activities
Available-for-sale securities:
Purchases	(6,024.9)	(7,531.1)
Sales	1,942.6	1,548.5
Maturities	3,089.4	3,788.6
Mortgage loans acquired or originated	(620.9)	(1,652.9)
Mortgage loans sold or repaid	628.6	1,340.4
Real estate acquired	(165.6)	(205.8)
Real estate sold	287.6	233.4
Net purchases of property and equipment	(28.7)	(35.0)
Net proceeds from sales of subsidiaries	—	819.7
Purchases of interest in subsidiaries, net of cash acquired	(58.1)	(106.2)
Net change in other investments	(58.9)	7.5
Net cash used in investing activities	(1,008.9)	(1,792.9)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the nine months ended September 30,
	2005	2004
	(in millions)
Financing activities
Issuance of common stock	$40.6	$22.4
Issuance of preferred stock	542.0	—
Acquisition of treasury stock	(868.4)	(506.1)
Proceeds from financing element derivatives	160.6	104.6
Payments for financing element derivatives	(95.7)	(62.3)
Dividends paid on preferred stock	(9.4)	—
Issuance of long-term debt	12.7	8.6
Principal repayments of long-term debt	(42.4)	(442.3)
Net proceeds (repayments) of short-term borrowings	100.4	(430.2)
Investment contract deposits	4,950.8	5,841.6
Investment contract withdrawals	(4,650.6)	(4,004.9)
Net increase (decrease) in banking operation deposits	21.8	(23.6)
Net cash provided by financing activities	162.4	507.8

Net increase in cash and cash equivalents	666.0	709.1

Cash and cash equivalents at beginning of period	450.6	1,189.6
Cash and cash equivalents at end of period	$1,116.6	$1,898.7

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

1.  Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIE”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2004, included in our Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position at December 31, 2004, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the December 31, 2004, and September 30, 2004, financial statements to conform to the September 30, 2005 presentation.

Recent Accounting Pronouncements

On September 19, 2005, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. AcSEC defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are still evaluating the impact this guidance will have to our consolidated financial statements.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows.  On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005.  Accordingly, we will be adopting SFAS 123R effective January 1, 2006.  This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. In addition, any stock options granted prior to January 1, 2002 are fully vested. We applied the prospective method of transition as prescribed by SFAS 123.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

1.  Nature of Operations and Significant Accounting Policies (continued)

In May 2005, we learned of discussions between several major accounting firms, the FASB and the SEC concluding it is appropriate to recognize compensation cost either immediately for stock awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period. Our approach has been to follow the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement). For any awards that are granted after we adopt SFAS 123R on January 1, 2006, we will recognize compensation cost through the period that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. If we had applied the nonsubstantive vesting provisions of SFAS 123R to awards granted prior to January 1, 2006, our consolidated financial statements would not have been materially impacted.

Separate Accounts

At September 30, 2005, and December 31, 2004, the separate accounts included a separate account valued at $750.7 million and $782.8 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under the demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities.

Stock-Based Compensation

At September 30, 2005, we have four stock-based compensation plans.  We applied the fair value method to all stock-based awards granted subsequent to January 1, 2002.  For stock-based awards granted prior to this date, we used the intrinsic value method.

Awards under our plans vest over periods ranging from one year to three years.  Therefore, the cost related to stock-based compensation included in the determination of net income available to common stockholders for the three months and nine months ended September 30, 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans.  Had compensation expense for our stock option awards and employees’ purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS 123, our net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

1.  Nature of Operations and Significant Accounting Policies (continued)

Stock-Based Compensation

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions, except per share data)

Net income available to common stockholders, as reported	$210.0	$298.8	$654.4	$612.1
Add: Stock-based compensation expense included in reported net income, net of related tax effects	9.0	7.5	22.5	20.1
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	9.0	8.3	22.5	22.6
Pro forma net income available to common stockholders	$210.0	$298.0	$654.4	$609.6

Basic earnings per common share:
As reported	$0.75	$0.96	$2.25	$1.93
Pro forma	0.75	0.96	2.25	1.92

Diluted earnings per common share:
As reported	$0.74	$0.95	$2.23	$1.92
Pro forma	0.74	0.95	2.23	1.92

2.  Discontinued Operations

Real Estate Investments

In second and third quarter 2005, we sold certain real estate properties previously held for investment purposes. These properties qualify for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Therefore, the results of operations have been removed from our results of continuing operations and cash flows for all periods presented.  The gains on disposal are reported as other after-tax adjustments in our Corporate and Other segment.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

2.  Discontinued Operations (continued)

Selected financial information for the discontinued operation is as follows:

	September 30,	December 31,
	2005	2004
	(in millions)
Assets

Real estate	$—	$75.5
All other assets	—	2.8

Total assets	$—	$78.3

Liabilities

All other liabilities	$—	$2.1

Total liabilities	$—	$2.1

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Total revenues	$0.3	$(0.1)	$2.2	$1.5

Income (loss) from discontinued operations:

Income (loss) before income taxes	$0.3	$(0.1)	$2.2	$1.5

Income taxes	0.1	—	0.8	0.5
Income (loss) from discontinued operations, net of related income taxes	0.2	(0.1)	1.4	1.0
Gains on disposal of discontinued operations, net of related income taxes	7.6	—	22.3	—

Net income (loss)	$7.8	$(0.1)	$23.7	$1.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

2.  Discontinued Operations (continued)

Principal Residential Mortgage, Inc.

On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our total after-tax proceeds from the sale were approximately $620.0 million. Our Mortgage Banking segment, which included Principal Residential Mortgage, Inc., is accounted for as a discontinued operation, under SFAS 144 and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations, cash flows and segment operating earnings for all periods presented. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and is included in our results of continuing operations and segment operating earnings for all periods prior to July 1, 2004. Additionally, the information included in the notes to the financial statements excludes information applicable to Principal Residential Mortgage, Inc., unless otherwise noted.

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

As of December 31, 2004, we accrued for an estimated after-tax gain on disposal of $92.3 million.  For the three and nine months ended September 30, 2005, we recognized an after-tax loss of $7.7 million, primarily due to additional tax expense related to the sale. This loss was included with the income from discontinued operations in the consolidated statements of operations.

Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)

Total revenues	$—	$—	$—	$446.1

Loss from continuing operations, net of related income taxes (corporate overhead)	$—	$—	$—	$(10.3)

Income (loss) from discontinued operations:
Income before income taxes	—	—	—	48.3
Income taxes	—	—	—	18.3
Income from discontinued operations, net of related income taxes (1)	—	—	—	30.0
Gain (loss) on disposal of discontinued operations, net of related income taxes	(7.7)	94.1	(7.7)	94.1
Net income (loss)	$(7.7)	$94.1	$(7.7)	$113.8

(1)          The 2004 summary results of operations information is for the six months ended prior to the July 1, 2004, sale of Principal Residential Mortgage, Inc. and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

Our U.S. Asset Management and Accumulation segment held residential mortgage banking escrow deposits (reported as other liabilities) prior to the divestiture. The purchaser (or acquirer) closed out the banking escrow deposit accounts as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the nine months ended September 30, 2004, were $(5.6) million. Income (loss) from discontinued operations net of related income taxes, for the nine months ended September 30, 2004, were $(3.5) million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

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

We have determined that this grantor trust is a variable interest entity and that we are the primary beneficiary of the trust due to our sole interest in the variable interest entity and management of the synthetic reference portfolios. As of September 30, 2005, our consolidated statements of financial position include $130.0 million of available-for-sale fixed maturity securities, which represented the collateral held by the trust. As of September 30, 2005, the credit default swap entered into by the trust has an outstanding notional amount of $130.0 million and an immaterial change in fair value. Changes in fair value of the swap will be recorded in earnings and reflected on the consolidated statements of financial position as an other asset or liability. The creditors of the grantor trusts have no recourse to the assets of our company.

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

As these trusts are classified as qualifying special purpose entities (“QSPE”) pursuant to the guidance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125  (“SFAS 140”), we recognize the gain on the sale of the loans to the trust and the trusts are not required to be consolidated under the provisions of FASB Interpretation (“FIN”) 46 (Revised 2003), Consolidation of Variable Interest Entities. There is significant judgment used to determine whether a trust is a QSPE. To maintain QSPE status, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. We have analyzed the governing pooling and servicing agreements for each of our securitizations and believe that the terms are industry standard and are consistent with the QSPE criteria. If at any time we determine a trust no longer qualifies as a QSPE, each trust will need to be reviewed to determine if there is a need to recognize the commercial mortgage loan asset in the statement of financial position along with the offsetting liability. In addition, certain industry practices related to the qualifying status of QSPE’s are being discussed by regulators and standard setters and could impact the accounting for existing and future transactions.

5.  Federal Income Taxes

The effective income tax rate on income from continuing operations for the three months ended September 30, 2004, and 2005, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received and Section 29 tax credits received on our investment in a synthetic fuel production facility. The effective income tax rate on income from continuing operations for the nine months ended September 30, 2004, and 2005, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received, Section 29 tax credits received on our investment in a synthetic fuel production facility and interest exclusion from taxable income. The effective income tax rate for the three and nine months ended September 30, 2004, was also reduced due to additional state income tax benefits related to the recognition of net operating loss carryforwards.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

5.              Federal Income Taxes (continued)

The Internal Revenue Service (the “Service”) has completed examinations of the U.S. consolidated federal income tax returns for 2001 and prior years. The Service is currently examining returns for 2002 and 2003. The Service’s completion of the examinations for the years 1999 - 2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005.  We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and plan to file claims for refund relating to the disputed adjustments. The majority of the deficiencies are attributable to the disallowance of carrybacks of capital losses, net operating losses and foreign tax credits arising in years after 2001. We expect the Service to allow some of the carrybacks within the next year upon completion of the audit of the returns for the years in which the losses and credits arose. The remainder of the deficiencies are attributable to both contested issues and adjustments that we have accepted. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues in tax years 1999 – 2001 to have a material impact on our net income.  Similarly, we believe that there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2001.

6.  Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended September 30,		For the three months ended September 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$12.4	$12.8	$2.5	$2.3
Interest cost	19.4	18.3	4.2	3.9
Expected return on plan assets	(24.1)	(21.5)	(7.3)	(6.8)
Amortization of prior service cost (benefit)	0.4	0.4	(0.6)	(0.8)
Recognized net actuarial loss	4.1	4.1	0.1	0.1
Effects of special events (1)	—	(12.0)	—	(5.4)
Net periodic benefit cost (income)	$12.2	$2.1	$(1.1)	$(6.7)

	Pension benefits		Other postretirement benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$37.3	$38.4	$7.5	$6.8
Interest cost	58.1	55.0	12.7	11.6
Expected return on plan assets	(72.2)	(64.6)	(22.0)	(20.5)
Amortization of prior service cost (benefit)	1.0	1.3	(2.0)	(2.1)
Amortization of transition asset	—	(0.1)	—	—
Recognized net actuarial loss	12.3	12.2	0.4	0.5
Effects of special events (1)	—	(12.0)	—	(5.4)
Net periodic benefit cost (income)	$36.5	$30.2	$(3.4)	$(9.1)

(1)          The Principal Residential Mortgage, Inc. divestiture resulted in a curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, for the plans that provided benefits to the Principal Residential Mortgage, Inc participants. In addition, we provided for contractual termination benefits for a select group of Principal Residential Mortgage, Inc. management employees.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

6.  Employee and Agent Benefits (continued)

Contributions

We anticipate contributing $0.5 million in 2005 to fund our other postretirement benefit plans. We contributed $0.1 million during the three months ended September 30, 2005, and $0.4 million during the nine months ended September 30, 2005.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2005 will be zero so we will not be required to fund the qualified pension plan during 2005. However, it is possible that we may fund the qualified and nonqualified plans in 2005 in the range of $20.0 million to $50.0 million. During the three months and nine months ended September 30, 2005, $8.3 million and $16.7 million have been contributed to the plans, respectively.

7.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Comprehensive income (loss):
Net income	$219.4	$298.8	$663.8	$612.1
Net change in unrealized gains and losses on fixed maturities, available-for-sale	(660.6)	906.0	(502.1)	132.6
Net change in unrealized gains and losses on equity securities, available-for-sale	(2.5)	4.0	1.3	(6.5)
Net change in unrealized gains and losses on equity method subsidiaries and minority interest adjustments	11.7	(15.4)	(5.3)	(23.5)
Adjustments for assumed changes in amortization patterns:
Deferred policy acquisition costs	67.5	(66.4)	74.3	13.9
Sales inducements	4.0	(5.3)	3.8	(2.2)
Unearned revenue reserves	(3.9)	2.2	(6.3)	(2.6)
Net change in unrealized gains and losses on derivative instruments	18.2	3.7	43.4	42.7
Adjustments to unrealized gains and losses for Closed Block policyholder dividend obligation	65.3	(90.4)	55.3	(12.2)
Change in net minimum pension liability	—	3.9	—	3.9
Change in net foreign currency translation adjustment	26.2	35.4	41.4	(7.2)
Provision for deferred income tax benefit (expense)	184.7	(256.6)	145.4	(28.0)
Comprehensive income (loss)	$(70.0)	$819.9	$515.0	$723.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

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

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life Insurance Company (“Principal Life”) and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate.  Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement.  On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa.  On July 22, 2005, the plaintiff’s motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted. On September 21, 2005, the plaintiff’s motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United State Court of Appeals for the Eighth Circuit. A lawsuit was filed against us, Principal Life, and Principal Financial Services, Inc. in the United States District Court for the Southern District of Iowa on October 31, 2005. The claims and allegations in the new lawsuit are substantially the same as those in the December 23, 2004 lawsuit, but the proposed class is limited to those members of the settlement class in the Principal Life sales practices class action settlement who did not own annuities and who received demutualization consideration in the form of cash under the plan of demutualization. Our time to respond or to move to dismiss the lawsuit has not yet expired.

While the outcome of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on our business or financial position.  The outcome of litigation is always uncertain, and unforeseen results can occur.  It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds.  These agreements generally expire from 2005 through 2019. The maximum exposure under these agreements as of September 30, 2005, was approximately $217.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position.  Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

8.  Contingencies, Guarantees and Indemnifications (continued)

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $191.0 million as of September 30, 2005).  New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies.  Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand.  In April 2003, the New Zealand Securities Commission (“the Commission”) opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment.

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

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group.  Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004.  The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $38.0 million as of September 30, 2005) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $34.0 million as of September 30, 2005) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”).  FITB is an asset used in calculating unit pricing of funds.  Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated.  We intend to vigorously defend against these claims.  Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position.  It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group, Principal Residential Mortgage, Inc., and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated.  While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.  The fair value of such indemnifications issued after January 1, 2003, was determined to be insignificant.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

9.              Segment Information (continued)

The International Asset Management and Accumulation segment offers retirement products and services, annuities, long-term mutual funds and life insurance through operations in Brazil, Chile, Mexico, China, Hong Kong, India, Japan and Malaysia. On July 2, 2004, we closed the sale of all the stock of our Argentine companies. Consequently, the results of operations (excluding corporate overhead) for Principal International Argentina S.A. are reported as other after-tax adjustments for all periods presented.

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

Management uses segment operating earnings for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends.  Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition and sales inducement costs, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues.  Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and include operating revenues from discontinued real estate properties that qualify for discontinued operations treatment under SFAS 144.  While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

The following tables summarize selected financial information on a continuing basis by segment and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2005	December 31, 2004
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$100,696.3	$94,394.6
International Asset Management and Accumulation	4,230.7	3,642.0
Life and Health Insurance	13,968.2	13,185.4
Corporate and Other	2,210.3	2,576.1
Total consolidated assets	$121,105.5	$113,798.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

9.  Segment Information (continued)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$975.4	$931.3	$2,903.8	$2,731.4
International Asset Management and Accumulation	148.4	136.0	439.4	371.3
Life and Health Insurance	1,106.1	1,051.8	3,264.2	3,117.8
Corporate and Other	(8.0)	(7.3)	(46.1)	(17.6)
Total segment operating revenues	2,221.9	2,111.8	6,561.3	6,202.9
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(3.2)	(23.2)	3.4	(137.9)
Subtract:
Operating revenues from discontinued real estate	0.3	(0.1)	2.2	1.5
Total revenue per consolidated statements of operations	$2,218.4	$2,088.7	$6,562.5	$6,063.5

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating earnings (loss) by segment:
U.S. Asset Management and Accumulation	$133.3	$123.5	402.4	$364.7
International Asset Management and Accumulation	19.7	10.9	48.3	28.8
Life and Health Insurance	65.4	71.6	211.2	203.3
Mortgage Banking	—	—	—	(10.3)
Corporate and Other	(4.1)	(0.8)	(17.4)	(21.4)
Total segment operating earnings	214.3	205.2	644.5	565.1
Net realized/unrealized capital losses, as adjusted	(4.2)	(10.6)	(4.7)	(78.2)
Other after-tax adjustments (1)	(0.1)	104.2	14.6	125.2
Net income available to common stockholders per consolidated statements of operations	$210.0	$298.8	$654.4	$612.1

(1)          For the three months ended September 30, 2005, other after-tax adjustments of $(0.1) million included the negative effect of a loss from discontinued operations of Principal Residential Mortgage, Inc. ($7.7 million) and the positive effect of gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144 ($7.6 million).

For the three months ended September 30, 2004, other after-tax adjustments of $104.2 million included the positive effects of the estimated gain on disposal of Principal Residential Mortgage, Inc. ($94.1 million) and the estimated gain on disposal of our Argentine companies ($10.1 million).

For the nine months ended September 30, 2005, other after-tax adjustments of $14.6 million include the positive effect of gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144 ($22.3 million); and the negative effect of a loss from discontinued operations of Principal Residential Mortgage, Inc. ($7.7 million).

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

9.              Segment Information (continued)

For the nine months ended September 30, 2004, other after-tax adjustments of $125.2 million included the positive effects of: (1) discontinued operations related to the sale of Principal Residential Mortgage ($120.6 million) and (2) discontinued operations related to the sale of our Argentine companies ($10.3 million); and the negative effect from a cumulative change in accounting principle related to the implementation of Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ($5.7 million).

10.  Stockholders’ Equity

Preferred Stock

As of September 30, 2005, we had 13.0 million shares of perpetual preferred stock authorized, issued and outstanding under the two series described below.  Preferred stockholders have dividend and liquidation priority over common stockholders.

Series A

On June 16, 2005, we issued 3.0 million shares of fixed rate, non-cumulative, Series A Perpetual Preferred Stock (“Series A Preferred Stock”), at an initial offering price of $100 per share.  We received net proceeds of $296.0 million after offering costs.  Dividends on the Series A Preferred Stock are non-cumulative and are payable quarterly when, and if, declared by our Board of Directors.  Dividends commenced on September 30, 2005, at a rate of 5.563% per annum of the liquidation preference.  On or after the dividend payment date in June 2015, the Series A initial distribution rate will become a floating rate, subject to reset, at our option, subject to certain conditions and parameters.  If reset, the rate may be at fixed or floating rates.  On or after the dividend payment date in June 2015, we may, at our option, redeem the shares at a price of $100 per share, or $300.0 million in the aggregate, plus accrued and unpaid dividends for the then current dividend period to the date of redemption, if any.

The Series A Preferred Stock has no stated maturity and is not convertible into any other of our securities.  Series A Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

Series B

On June 16, 2005, we issued 10.0 million shares of fixed rate, non-cumulative, Series B Perpetual Preferred Stock (“Series B Preferred Stock”), at an initial offering price of $25 per share.  We received net proceeds of $246.0 million after offering costs.  Dividends on the Series B Preferred Stock are non-cumulative and are payable quarterly when, and if, declared by the Board of Directors.  Dividends commenced on September 30, 2005, at a rate of 6.518% per annum of the liquidation preference.  On or after the dividend payment date in June 2035, the Series B initial distribution rate will become a floating rate, subject to reset, at our option, subject to certain conditions and parameters.  If reset, the rate may be at fixed or floating rates.  On or after the dividend payment date in June 2015, we may, at our option, redeem the shares at a price of $25 per share, or $250.0 million in the aggregate, plus accrued and unpaid dividends for the then current dividend period to the date of redemption, if any.

The Series B Preferred Stock has no stated maturity and is not convertible into any other of our securities.  Series B Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

Dividend Restrictions and Payments

The certificates of designations for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels.  As of September 30, 2005, we have no preferred dividend restrictions.

On September 30, 2005, we paid a dividend of $9.4 million, equal to $1.59 per share on Series A non-cumulative perpetual preferred stock and equal to $0.47 per share on Series B non-cumulative perpetual preferred stock, to stockholders of record as of September 1, 2005.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

10.       Stockholders’ Equity (continued)

Common Stock

In June 2005, following our Board of Directors’ share repurchase authorization of up to 15.0 million shares, we entered into an accelerated stock repurchase agreement with a third party investment bank for approximately 13.7 million shares of our common stock with an initial payment of $542.3 million, using cash proceeds from the preferred stock issuance.  The transaction is subject to a market price adjustment provision based on the volume weighted average market price over the execution period, which can be settled in shares or cash.  On October 3, 2005, we elected to settle in cash. Settlement is expected to occur in fourth quarter 2005.  We do not intend to make further purchases under this program.

In March 2005, our Board of Directors authorized the repurchase of up to $250.0 million of our outstanding common stock.  This program was completed in May 2005.

Reconciliation of Outstanding Shares

	Series A	Series B
	Preferred	preferred	Common
	Stock	stock	Stock
	(in millions)

Outstanding shares at January 1, 2004	—	—	320.7
Shares issued	—	—	0.9
Treasury stock acquired	—	—	(14.6)
Outstanding shares at September 30, 2004	—	—	307.0

Outstanding shares at January 1, 2005	—	—	300.6
Shares issued	3.0	10.0	1.5
Treasury stock acquired	—	—	(22.2)
Outstanding shares at September 30, 2005	3.0	10.0	279.9

11.  Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$219.3	$194.7	$647.8	$485.9
Subtract:
Preferred stock dividends	9.4	—	9.4	—
Income from continuing operations available to common stockholders, net of related income taxes	$209.9	$194.7	$638.4	$485.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

11.  Earnings Per Common Share (continued)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average shares outstanding:
Basic	279.8	311.7	290.4	316.8
Dilutive effect:
Stock options	1.8	1.0	1.6	1.0
Restricted stock units	0.5	0.3	0.4	0.2
Long term performance plan	0.1	—	0.1	—
Accelerated stock repurchase agreement	1.7	—	1.5	—
Diluted	283.9	313.0	294.0	318.0

Income from continuing operations per common share:
Basic	$0.75	$0.62	$2.20	$1.53
Diluted	$0.74	$0.62	$2.18	$1.53

The calculation of diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004, excludes the incremental effect related to certain stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of September 30, 2005 and December 31, 2004, and for the nine months ended September 30, 2005 and 2004.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$38,521.8	$3,599.6	$(639.7)	$41,481.7
Fixed maturities, trading	—	—	87.8	—	87.8
Equity securities, available-for-sale	—	663.2	129.1	—	792.3
Mortgage loans	—	9,635.0	2,407.4	(297.6)	11,744.8
Real estate	—	485.7	463.8	—	949.5
Policy loans	—	819.4	—	—	819.4
Investment in unconsolidated entities	7,772.0	272.0	5,872.5	(13,667.3)	249.2
Other investments	—	1,722.3	106.1	(941.5)	886.9
Cash and cash equivalents	26.8	930.5	376.7	(217.4)	1,116.6
Accrued investment income	—	623.0	39.6	(3.5)	659.1
Premiums due and other receivables	—	1,121.3	97.2	(108.8)	1,109.7
Deferred policy acquisition costs	—	2,005.1	91.9	—	2,097.0
Property and equipment	—	395.0	21.9	—	416.9
Goodwill	—	50.4	231.0	—	281.4
Other intangibles	—	39.0	169.3	—	208.3
Separate account assets	—	55,916.2	907.2	(15.8)	56,807.6
All other assets	1.9	1,323.1	209.6	(137.3)	1,397.3
Total assets	$7,800.7	$114,523.0	$14,810.7	$(16,028.9)	$121,105.5

Liabilities
Contractholder funds	$—	$33,264.5	$12.5	$(191.4)	$33,085.6
Future policy benefits and claims	—	14,394.5	2,046.7	—	16,441.2
Other policyholder funds	—	686.0	2.9	—	688.9
Short-term debt	—	—	509.6	(130.2)	379.4
Long-term debt	—	268.2	1,074.1	(535.6)	806.7
Income taxes payable	—	11.1	(0.4)	(10.7)	—
Deferred income taxes	—	815.7	223.1	(12.7)	1,026.1
Separate account liabilities	—	55,916.2	907.2	(15.8)	56,807.6
Other liabilities	0.6	2,146.3	2,263.0	(340.0)	4,069.9
Total liabilities	0.6	107,502.5	7,038.7	(1,236.4)	113,305.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)

September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Stockholders’ equity
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	7,887.9	5,179.8	6,895.5	(12,075.3)	7,887.9
Retained earnings (deficit)	1,943.9	849.7	(288.0)	(561.7)	1,943.9
Accumulated other comprehensive income	1,164.5	988.5	1,164.5	(2,153.0)	1,164.5
Treasury stock, at cost	(3,200.1)	—	—	—	(3,200.1)
Total stockholders’ equity	7,800.1	7,020.5	7,772.0	(14,792.5)	7,800.1
Total liabilities and stockholders’ equity	$7,800.7	$114,523.0	$14,810.7	$(16,028.9)	$121,105.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$38,696.8	$2,732.4	$(512.9)	$40,916.3
Fixed maturities, trading	—	—	93.0	—	93.0
Equity securities, available-for-sale	—	663.3	99.3	—	762.6
Mortgage loans	—	9,820.6	2,195.4	(301.5)	11,714.5
Real estate	—	424.3	532.2	—	956.5
Policy loans	—	814.5	—	—	814.5
Investment in unconsolidated entities	7,469.0	277.3	5,961.3	(13,493.3)	214.3
Other investments		1,753.2	64.5	(446.3)	1,371.4
Cash and cash equivalents	75.4	29.9	410.0	(64.7)	450.6
Accrued investment income	—	647.3	32.5	(2.3)	677.5
Premiums due and other receivables	—	607.8	117.1	(96.4)	628.5
Deferred policy acquisition costs	—	1,770.8	66.8	—	1,837.6
Property and equipment	—	408.0	21.4	—	429.4
Goodwill	—	50.4	182.5	—	232.9
Other intangibles	—	5.5	191.0	—	196.5
Separate account assets	—	50,722.4	785.5	—	51,507.9
Assets of discontinued operations	—	78.3	—	—	78.3
All other assets	1.6	728.8	267.0	(81.6)	915.8
Total assets	$7,546.0	$107,499.2	$13,751.9	$(14,999.0)	$113,798.1

Liabilities
Contractholder funds	$—	$32,353.1	$8.4	$(178.2)	$32,183.3
Future policy benefits and claims	—	14,284.8	1,757.8	—	16,042.6
Other policyholder funds	—	731.2	3.7	—	734.9
Short-term debt	—	—	527.4	(245.7)	281.7
Long-term debt	—	196.8	929.9	(283.2)	843.5
Income taxes payable	—	246.4	48.3	(17.7)	277.0
Deferred income taxes	—	937.5	207.8	(13.6)	1,131.7
Separate account liabilities	—	50,722.4	785.5	—	51,507.9
Liabilities of discontinued operations	—	20.3	—	(18.2)	2.1
Other liabilities	1.7	1,350.4	2,014.1	(117.1)	3,249.1
Total liabilities	1.7	100,842.9	6,282.9	(873.7)	106,253.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)

December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Stockholders’ equity
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,617.6	$208.8	$—	$2,826.4
Fees and other revenues	—	864.6	572.0	(190.8)	1,245.8
Net investment income	1.4	2,242.4	230.7	8.9	2,483.4
Net realized/unrealized capital gains (losses)	—	(22.4)	28.8	0.5	6.9
Total revenues	1.4	5,702.2	1,040.3	(181.4)	6,562.5

Expenses
Benefits, claims, and settlement expenses	—	3,481.8	306.3	(8.0)	3,780.1
Dividends to policyholders	—	219.0	—	—	219.0
Operating expenses	7.5	1,315.7	554.3	(163.0)	1,714.5
Total expenses	7.5	5,016.5	860.6	(171.0)	5,713.6

Income (loss) from continuing operations before income taxes	(6.1)	685.7	179.7	(10.4)	848.9

Income taxes (benefits)	(2.6)	177.6	25.3	0.8	201.1
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	651.3	79.2	496.9	(1,227.4)	—
Income from continuing operations, net of related income taxes	647.8	587.3	651.3	(1,238.6)	647.8

Income from discontinued operations, net of related income taxes	16.0	23.8	16.0	(39.8)	16.0
Net income	663.8	611.1	667.3	(1,278.4)	663.8
Preferred stock dividends	9.4	—	—	—	9.4
Net income available to common stockholders	$654.4	$611.1	$667.3	$(1,278.4)	$654.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,550.2	$186.6	$—	$2,736.8
Fees and other revenues	—	760.1	475.3	(175.0)	1,060.4
Net investment income	3.0	2,158.9	216.8	17.7	2,396.4
Net realized/unrealized capital gains (losses)	—	(131.4)	(4.3)	5.6	(130.1)
Total revenues	3.0	5,337.8	874.4	(151.7)	6,063.5

Expenses
Benefits, claims, and settlement expenses	—	3,389.6	263.5	(7.9)	3,645.2
Dividends to policyholders	—	219.7	—	—	219.7
Operating expenses	7.8	1,206.8	529.6	(150.3)	1,593.9
Total expenses	7.8	4,816.1	793.1	(158.2)	5,458.8

Income (loss) from continuing operations before income taxes	(4.8)	521.7	81.3	6.5	604.7

Income taxes (benefits)	(1.8)	118.7	(0.8)	2.7	118.8
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	488.9	175.1	406.8	(1,070.8)	—
Income from continuing operations, net of related income taxes	485.9	578.1	488.9	(1,067.0)	485.9

Income (loss) from discontinued operations, net of related income taxes	131.9	(2.3)	131.9	(129.6)	131.9
Income before cumulative effect of accounting change	617.8	575.8	620.8	(1,196.6)	617.8

Cumulative effect of accounting change, net of related income taxes	(5.7)	(2.5)	(5.7)	8.2	(5.7)
Net income	$612.1	$573.3	$615.1	$(1,188.4)	$612.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$1,165.5	$502.7	$(151.2)	$1,512.5
Investing activities
Available-for-sale securities:
Purchases	—	(4,773.8)	(1,382.8)	131.7	(6,024.9)
Sales	—	1,366.1	576.5	—	1,942.6
Maturities	—	2,824.9	264.5	—	3,089.4
Mortgage loans acquired or originated	—	(379.9)	(361.5)	120.5	(620.9)
Mortgage loans sold or repaid	—	559.7	193.2	(124.3)	628.6
Real estate acquired	—	(126.9)	(38.7)	—	(165.6)
Real estate sold	—	221.9	65.7	—	287.6
Net purchases of property and equipment	—	(21.8)	(6.9)	—	(28.7)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received (contributions to) from unconsolidated entities	251.1	(429.9)	(65.0)	243.8	—
Net change in other investments	—	22.8	(58.0)	(23.7)	(58.9)
Net cash provided by (used in) investing activities	251.1	(736.9)	(871.1)	348.0	(1,008.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$40.6	$—	$—	$—	$40.6
Issuance of preferred stock	542.0	—	—	—	542.0
Acquisition of treasury stock	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	160.6	—	—	160.6
Payments for financing element derivatives	—	(95.7)	—	—	(95.7)
Dividends paid on preferred stock	(9.4)	—	—	—	(9.4)
Issuance of long-term debt	—	78.8	76.2	(142.3)	12.7
Principal repayments of long-term debt	—	(7.5)	(34.9)	—	(42.4)
Net proceeds of short-term borrowings	—	0.6	95.7	4.1	100.4
Capital received from (dividends paid to) parent	—	35.0	176.3	(211.3)	—
Investment contract deposits	—	4,950.8	—	—	4,950.8
Investment contract withdrawals	—	(4,650.6)	—	—	(4,650.6)
Net increase in banking operation deposits	—	—	21.8	—	21.8
Net cash provided by (used in) financing activities	(295.2)	472.0	335.1	(349.5)	162.4

Net increase (decrease) in cash and cash equivalents	(48.6)	900.6	(33.3)	(152.7)	666.0

Cash and cash equivalents at beginning of period	75.4	29.9	410.0	(64.7)	450.6
Cash and cash equivalents at end of period	$26.8	$930.5	$376.7	$(217.4)	$1,116.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.7)	$1,512.4	$1,232.6	$(749.1)	$1,994.2

Investing activities
Available-for-sale securities:
Purchases	—	(6,367.0)	(972.4)	(191.7)	(7,531.1)
Sales	—	926.7	621.8	—	1,548.5
Maturities	—	3,200.2	588.4	—	3,788.6
Mortgage loans acquired or originated	—	(1,632.1)	(57.0)	36.2	(1,652.9)
Mortgage loans sold or repaid	—	1,279.9	144.9	(84.4)	1,340.4
Real estate acquired	—	(185.0)	(20.8)	—	(205.8)
Real estate sold	—	164.0	69.4	—	233.4
Net purchases of property and equipment	—	(28.1)	(6.9)	—	(35.0)
Net proceeds from sale of subsidiaries	—	—	819.7	—	819.7
Purchases of interest in subsidiaries, net of cash acquired	—	—	(106.2)	—	(106.2)
Dividends received from unconsolidated entities	800.0	654.9	1,124.0	(2,578.9)	—
Net change in other investments	0.6	(33.5)	(12.8)	53.2	7.5
Net cash provided by (used in) investing activities	800.6	(2,020.0)	2,192.1	(2,765.6)	(1,792.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$22.4	$—	$—	$—	$22.4
Acquisition of treasury stock	(506.1)	—	—	—	(506.1)
Proceeds from financing element derivatives	—	104.6	—	—	104.6
Payments for financing element derivatives	—	(62.3)	—	—	(62.3)
Issuance of long-term debt	—	8.4	0.2	—	8.6
Principal repayments of long-term debt	—	(257.1)	(245.3)	60.1	(442.3)
Net repayments of short-term borrowings	—	—	(369.2)	(61.0)	(430.2)
Capital received from (dividends paid to) parent	—	(1,124.0)	(1,389.5)	2,513.5	—
Investment contract deposits	—	5,841.6	—	—	5,841.6
Investment contract withdrawals	—	(4,004.9)	—	—	(4,004.9)
Net decrease in banking operation deposits	—	—	(23.6)	—	(23.6)
Net cash provided by (used in) financing activities	(483.7)	506.3	(2,027.4)	2,512.6	507.8

Net increase (decrease) in cash and cash equivalents	315.2	(1.3)	1,397.3	(1,002.1)	709.1

Cash and cash equivalents at beginning of period	173.8	637.6	684.2	(306.0)	1,189.6
Cash and cash equivalents at end of period	$489.0	$636.3	$2,081.5	$(1,308.1)	$1,898.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

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

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of September 30, 2005, and December 31, 2004, and for the nine months ended September 30, 2005 and 2004.

Condensed Consolidating Statements of Financial Position

September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$15.2	$41,466.5	$—	$41,481.7
Fixed maturities, trading	—	—	87.8	—	87.8
Equity securities, available-for-sale	—	1.1	791.2	—	792.3
Mortgage loans	—	—	11,744.8	—	11,744.8
Real estate	—	—	949.5	—	949.5
Policy loans	—	—	819.4	—	819.4
Investment in unconsolidated entities	7,772.0	8,210.6	249.2	(15,982.6)	249.2
Other investments		8.6	878.3	—	886.9
Cash and cash equivalents	26.8	556.5	1,441.1	(907.8)	1,116.6
Accrued investment income	—	0.1	659.0	—	659.1
Premiums due and other receivables	—	1.9	1,107.8	—	1,109.7
Deferred policy acquisition costs	—	—	2,097.0	—	2,097.0
Property and equipment	—	—	416.9	—	416.9
Goodwill	—	—	281.4	—	281.4
Other intangibles	—	—	208.3	—	208.3
Separate account assets	—	—	56,807.6	—	56,807.6
All other assets	1.9	1.4	1,406.0	(12.0)	1,397.3
Total assets	$7,800.7	$8,795.4	$121,411.8	$(16,902.4)	$121,105.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)

September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$33,085.6	$—	$33,085.6
Future policy benefits and claims	—	—	16,441.2	—	16,441.2
Other policyholder funds	—	—	688.9	—	688.9
Short-term debt	—	150.0	776.1	(546.7)	379.4
Long-term debt	—	464.3	342.4	—	806.7
Income tax payable	—	3.2	(8.3)	5.1	—
Deferred income taxes	—	3.0	1,039.4	(16.3)	1,026.1
Separate account liabilities	—	—	56,807.6	—	56,807.6
Other liabilities	0.6	402.9	4,028.3	(361.9)	4,069.9
Total liabilities	0.6	1,023.4	113,201.2	(919.8)	113,305.4
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	7,887.9	6,895.5	6,026.7	(12,922.2)	7,887.9
Retained earnings (deficit)	1,943.9	(288.0)	1,005.5	(717.5)	1,943.9
Accumulated other comprehensive income	1,164.5	1,164.5	1,163.7	(2,328.2)	1,164.5
Treasury stock, at cost	(3,200.1)	—	(2.1)	2.1	(3,200.1)
Total stockholders’ equity	7,800.1	7,772.0	8,210.6	(15,982.6)	7,800.1
Total liabilities and stockholders’ equity	$7,800.7	$8,795.4	$121,411.8	$(16,902.4)	$121,105.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$13.4	$40,902.9	$—	$40,916.3
Fixed maturities, trading	—	—	93.0	—	93.0
Equity securities, available-for-sale	—	2.1	760.5	—	762.6
Mortgage loans	—	—	11,714.5	—	11,714.5
Real estate	—	—	956.5	—	956.5
Policy loans	—	—	814.5	—	814.5
Investment in unconsolidated entities	7,469.0	7,668.4	214.3	(15,137.4)	214.3
Other investments	—	8.5	1,362.9	—	1,371.4
Cash and cash equivalents	75.4	551.9	519.1	(695.8)	450.6
Accrued investment income	—	0.2	677.3	—	677.5
Premiums due and other receivables	—	1.8	626.7	—	628.5
Deferred policy acquisition costs	—	—	1,837.6	—	1,837.6
Property and equipment	—	—	429.4	—	429.4
Goodwill	—	—	232.9	—	232.9
Other intangibles	—	—	196.5	—	196.5
Separate account assets	—	—	51,524.5	(16.6)	51,507.9
Assets of discontinued operations	—	—	78.3	—	78.3
All other assets	1.6	15.4	931.0	(32.2)	915.8
Total assets	$7,546.0	$8,261.7	$113,872.4	$(15,882.0)	$113,798.1

Liabilities
Contractholder funds	$—	$—	$32,183.3	$—	$32,183.3
Future policy benefits and claims	—	—	16,042.6	—	16,042.6
Other policyholder funds	—	—	734.9	—	734.9
Short-term debt	—	75.0	753.7	(547.0)	281.7
Long-term debt	—	464.2	379.3	—	843.5
Income tax payable	—	9.1	273.5	(5.6)	277.0
Deferred income taxes	—	12.4	1,130.7	(11.4)	1,131.7
Separate account liabilities	—	—	51,524.5	(16.6)	51,507.9
Liabilities of discontinued operations	—	—	2.1	—	2.1
Other liabilities	1.7	232.0	3,179.4	(164.0)	3,249.1
Total liabilities	1.7	792.7	106,204.0	(744.6)	106,253.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)

December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Stockholders’ equity
Common stock	$3.8	$—	$16.8	$(16.8)	$3.8
Additional paid-in capital	7,269.4	6,860.9	5,950.6	(12,811.5)	7,269.4
Retained earnings (deficit)	1,289.5	(705.3)	389.2	316.1	1,289.5
Accumulated other comprehensive income	1,313.3	1,313.4	1,311.8	(2,625.2)	1,313.3
Treasury stock, at cost	(2,331.7)	—	—	—	(2,331.7)
Total stockholders’ equity	7,544.3	7,469.0	7,668.4	(15,137.4)	7,544.3
Total liabilities and stockholders’ equity	$7,546.0	$8,261.7	$113,872.4	$(15,882.0)	$113,798.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,826.4	$—	$2,826.4
Fees and other revenues	—	—	1,245.9	(0.1)	1,245.8
Net investment income	1.4	5.4	2,476.6	—	2,483.4
Net realized/unrealized capital gains (losses)	—	(1.0)	7.9	—	6.9
Total revenues	1.4	4.4	6,556.8	(0.1)	6,562.5

Expenses
Benefits, claims, and settlement expenses	—	—	3,780.1	—	3,780.1
Dividends to policyholders	—	—	219.0	—	219.0
Operating expenses	7.5	33.7	1,673.4	(0.1)	1,714.5
Total expenses	7.5	33.7	5,672.5	(0.1)	5,713.6

Income (loss) from continuing operations before income taxes	(6.1)	(29.3)	884.3	—	848.9

Income taxes (benefits)	(2.6)	(5.2)	208.9	—	201.1
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	651.3	675.4	—	(1,326.7)	—
Income from continuing operations, net of related income taxes	647.8	651.3	675.4	(1,326.7)	647.8

Income from discontinued operations, net of related income taxes	16.0	16.0	16.0	(32.0)	16.0
Net income	663.8	667.3	691.4	(1,358.7)	663.8
Preferred stock dividends	9.4	—	—	—	9.4
Net income available to common stockholders	$654.4	$667.3	$691.4	$(1,358.7)	$654.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,736.8	$—	$2,736.8
Fees and other revenues	—	—	1,063.4	(3.0)	1,060.4
Net investment income	3.0	6.9	2,385.7	0.8	2,396.4
Net realized/unrealized capital losses	—	(32.1)	(98.0)	—	(130.1)
Total revenues	3.0	(25.2)	6,087.9	(2.2)	6,063.5

Expenses
Benefits, claims, and settlement expenses	—	—	3,645.2	—	3,645.2
Dividends to policyholders	—	—	219.7	—	219.7
Operating expenses	7.8	42.3	1,546.0	(2.2)	1,593.9
Total expenses	7.8	42.3	5,410.9	(2.2)	5,458.8

Income (loss) from continuing operations before income taxes	(4.8)	(67.5)	677.0	—	604.7

Income taxes (benefits)	(1.8)	(30.0)	150.6	—	118.8
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	488.9	526.4	—	(1,015.3)	—
Income from continuing operations, net of related income taxes	485.9	488.9	526.4	(1,015.3)	485.9

Income from discontinued operations, net of related income taxes	131.9	131.9	115.6	(247.5)	131.9
Income before cumulative effect of accounting change	617.8	620.8	642.0	(1,262.8)	617.8

Cumulative effect of accounting change, net of related income taxes	(5.7)	(5.7)	(5.7)	11.4	(5.7)
Net income	$612.1	$615.1	$636.3	$(1,251.4)	$612.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$146.4	$1,582.7	$(212.1)	$1,512.5

Investing activities
Available-for-sale securities:
Purchases	—	(9.1)	(6,015.8)	—	(6,024.9)
Sales	—	6.5	1,936.1	—	1,942.6
Maturities	—	—	3,089.4	—	3,089.4
Mortgage loans acquired or originated	—	—	(620.9)	—	(620.9)
Mortgage loans sold or repaid	—	—	628.6	—	628.6
Real estate acquired	—	—	(165.6)	—	(165.6)
Real estate sold	—	—	287.6	—	287.6
Net purchases of property and equipment	—	—	(28.7)	—	(28.7)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received from (contributions to) unconsolidated entities	251.1	22.3	4.2	(277.6)	—
Net change in other investments	—	14.6	(73.2)	(0.3)	(58.9)
Net cash provided by (used in) investing activities	251.1	34.3	(1,016.4)	(277.9)	(1,008.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$40.6	$—	$—	$—	$40.6
Issuance of preferred stock	542.0	—	—	—	542.0
Acquisition of treasury stock	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	—	160.6	—	160.6
Payments for financing element derivatives	—	—	(95.7)	—	(95.7)
Dividends paid on preferred stock	(9.4)	—	—	—	(9.4)
Issuance of long-term debt	—	—	12.7	—	12.7
Principal repayments of long-term debt	—	—	(42.4)	—	(42.4)
Net proceeds of short-term borrowings	—	75.0	25.0	0.4	100.4
Contributions received from (dividends paid to) parent	—	(251.1)	(26.5)	277.6	—
Investment contract deposits	—	—	4,950.8	—	4,950.8
Investment contract withdrawals	—	—	(4,650.6)	—	(4,650.6)
Net increase in banking operation deposits	—	—	21.8	—	21.8
Net cash provided by (used in) financing activities	(295.2)	(176.1)	355.7	278.0	162.4

Net increase (decrease) in cash and cash equivalents	(48.6)	4.6	922.0	(212.0)	666.0

Cash and cash equivalents at beginning of period	75.4	551.9	519.1	(695.8)	450.6
Cash and cash equivalents at end of period	$26.8	$556.5	$1,441.1	$(907.8)	$1,116.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.7)	$926.2	$1,718.6	$(648.9)	$1,994.2

Investing activities
Available-for-sale securities:
Purchases	—	(70.1)	(7,461.0)	—	(7,531.1)
Sales	—	(160.6)	1,709.1	—	1,548.5
Maturities	—	—	3,788.6	—	3,788.6
Mortgage loans acquired or originated	—	—	(1,652.9)	—	(1,652.9)
Mortgage loans sold or repaid	—	—	1,340.4	—	1,340.4
Real estate acquired	—	—	(205.8)	—	(205.8)
Real estate sold	—	—	233.4	—	233.4
Net purchases of property and equipment	—	—	(35.0)	—	(35.0)
Net proceeds from sale of subsidiaries	—	10.5	809.2	—	819.7
Purchases of interest in subsidiaries, net of cash acquired	—	(25.7)	(80.5)	—	(106.2)
Capital contributed to unconsolidated entities	—	—	—	—	—
Dividends received from unconsolidated entities	800.0	1,141.2	—	(1,941.2)	—
Net change in other investments	0.6	132.0	(121.3)	(3.8)	7.5
Net cash provided by (used in) investing activities	800.6	1,027.3	(1,675.8)	(1,945.0)	(1,792.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

12.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the nine months ended September 30, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)

Financing activities
Issuance of common stock	$22.4	$—	$—	$—	$22.4
Issuance of preferred stock	—	—	—	—	—
Acquisition of treasury stock	(506.1)	—	—	—	(506.1)
Proceeds from financing element derivatives	—	—	104.6	—	104.6
Payments for financing element derivatives	—	—	(62.3)	—	(62.3)
Issuance of long-term debt	—	—	8.6	—	8.6
Principal repayments of long-term debt	—	(200.0)	(242.3)	—	(442.3)
Net proceeds (repayments) of short-term borrowings	—	(400.0)	184.5	(214.7)	(430.2)
Contributions received from (dividends paid to) parent	—	(800.0)	(1,141.2)	1,941.2	—
Investment contract deposits	—	—	5,841.6	—	5,841.6
Investment contract withdrawals	—	—	(4,004.9)	—	(4,004.9)
Net decrease in banking operation deposits	—	—	(23.6)	—	(23.6)
Net cash provided by (used in) financing activities	(483.7)	(1,400.0)	665.0	1,726.5	507.8

Net increase in cash and cash equivalents	315.2	553.5	707.8	(867.4)	709.1

Cash and cash equivalents at beginning of period	173.8	872.7	1,027.3	(884.2)	1,189.6
Cash and cash equivalents at end of period	$489.0	$1,426.2	$1,735.1	$(1,751.6)	$1,898.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

September 30, 2005

(Unaudited)

13. Subsequent Event

On November 2, 2005, our Board of Directors declared an annual common stock dividend of approximately $182.0 million, equal to $0.65 per share, payable on December 16, 2005, to common stockholders of record as of November 17, 2005.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2005, compared with December 31, 2004, and our consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  The discussion and analysis includes, where appropriate, factors that may affect our future financial performance.  The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission (“SEC”) and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

•                  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through operations in Brazil, Chile, Mexico, China, Hong Kong, India, Japan, and Malaysia.

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

Recent Events

Principal Commercial Funding II

On October 24, 2005, Principal Real Estate Investors and U.S. Bank National Association announced that they are joining forces to create Principal Commercial Funding II, a jointly-owned business that will compete in the commercial mortgage-backed securities (“CMBS”) market.  Principal Real Estate Investors is the real estate investment arm of Principal Global Investors, a member of the Principal Financial Group.  U.S. Bank National Association is the principal banking subsidiary of U.S. Bancorp. The new company will be the CMBS platform for both Principal Real Estate Investors and U.S. Bank National Association and will focus on securitizing commercial mortgages originated by both Principal Real Estate Investors and U.S. Bank National Association on its behalf.  Principal Commercial Funding II will begin operations immediately, and will begin contributing collateral to securitizations during the first quarter of 2006.

Common Stockholder Dividend

On November 2, 2005, our Board of Directors declared an annual common stock dividend of approximately $182.0 million, equal to $0.65 per share, payable on December 16, 2005, to common stockholders of record as of November 17, 2005.

Principal Life Dividend

On November 2, 2005, Principal Life declared a common stock dividend to its parent company of up to $300.0 million, $200.0 million of which was accrued as of November 2, 2005.

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following businesses, among others, during 2005 and 2004:

CCB-Principal Asset Management Company, Ltd.  On August 7, 2005, Principal Financial Group announced that it entered into a joint venture agreement with China Construction Bank (“CCB”) to market mutual funds in the People’s Republic of China.  We closed the transaction on September 19, 2005 with a 25% ownership in CCB-Principal Asset Management Company, Ltd.

PNB Principal Insurance Advisory Company Pvt. Ltd.  On February 21, 2005, Principal Financial Group (Mauritius) Ltd. (“PFGM”) acquired a 26% stake and management control of PNB Principal Insurance Advisory Company Pvt. Ltd. (“PPIAC”), an insurance brokerage company in India.  The operations of PPIAC are reported and consolidated in our International Asset Management and Accumulation segment.

ABN AMRO Trust Services Company.  On December 17, 2004, we announced an agreement to acquire ABN AMRO Trust Services Company (“Principal Services Trust Company”) a Chicago-based pension and retirement business.  Principal Services Trust Company provides full-service defined contribution recordkeeping and investment services in the U.S. administering approximately 280 401(k) plans with more than 120,000 participants, representing $4.0 billion in full-service account values. We closed the transaction on December 31, 2004.  The operations of Principal Services Trust Company are reported in our U.S. Asset Management and Accumulation segment.

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

Dispositions

We disposed of the following businesses, among others, during 2005 and 2004:

Real Estate Investments.  In the second and third quarters 2005, we sold certain real estate properties previously held for investment purposes.  These properties qualify for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Therefore, the results of operations have been removed from our results of continuing operations and cash flows for all periods presented.  The gains on disposal are reported as other after-tax adjustments in our Corporate and Other segment.

Selected financial information for the discontinued operation is as follows:

	September 30,	December 31,
	2005	2004
	(in millions)
Assets

Real estate	$—	$75.5
All other assets	—	2.8

Total assets	$—	$78.3

Liabilities

All other liabilities	$—	$2.1

Total liabilities.	$—	$2.1

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)

Total revenues	$0.3	$(0.1)	$2.2	$1.5

Income (loss) from discontinued operations:

Income (loss) before income taxes	$0.3	$(0.1)	$2.2	$1.5

Income taxes	0.1	—	0.8	0.5
Income (loss) from discontinued operations, net of related income taxes	0.2	(0.1)	1.4	1.0
Gain on disposal of discontinued operations, net of related income taxes	7.6	—	22.3	—

Net income (loss)	$7.8	$(0.1)	$23.7	$1.0

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

As of December 31, 2004, we accrued for an estimated after-tax gain on disposal of $92.3 million.  For the three and nine months ended September 30, 2005, we recognized an after-tax loss of $7.7 million, primarily due to additional tax expense related to the sale. This loss was included with the income from discontinued operations in the consolidated statements of operations.

Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)

Total revenues	$—	$—	$—	$446.1

Loss from continuing operations, net of related income taxes (corporate overhead)	$—	$—	$—	$(10.3)

Income (loss) from discontinued operations:

Income before income taxes	—	—	—	48.3
Income taxes	—	—	—	18.3
Income from discontinued operations, net of related income taxes(1)	—	—	—	30.0
Gain (loss) on disposal of discontinued operations, net of related income taxes	(7.7)	94.1	(7.7)	94.1
Net income (loss)	$(7.7)	$94.1	$(7.7)	$113.8

(1)             The 2004 summary results of operations information is for the six months ended prior to the July 1, 2004, sale of Principal Residential Mortgage, Inc. and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

Our U.S. Asset Management and Accumulation segment held residential mortgage banking escrow deposits (reported as other liabilities) prior to the divestiture. The purchaser (or acquirer) closed out the banking escrow deposit accounts as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the nine months ended September 30, 2004 were $(5.6) million. Income (loss) from discontinued operations net of related income taxes, for the nine months ended September 30, 2004 were $(3.5) million.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated net income.  Our consolidated net income was positively impacted $3.4 million for the three months ended September 30, 2005 and negatively impacted $0.7 million for the three months ended September 30, 2004 and positively impacted $4.8 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates.  For a discussion of our approaches to foreign currency exchange rate risk, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Pension and Other Postretirement Benefit Expense

The 2005 annual pension benefit expense for substantially all of our employees and certain agents is expected to be approximately $48.6 million pre-tax, which is an $8.8 million increase from the 2004 pre-tax pension expense of $39.8 million.  Of the $39.8 million of 2004 pre-tax expense, $51.8 million of expense ran through operating earnings and $12.1 million in pre-tax gains ran through discontinued operations due to the mid-year remeasurement for the Principal Residential Mortgage, Inc. divestiture.  Approximately $12.2 million and $36.5 million of pre-tax pension expense were reflected in the determination of net income for the three and nine months ended September 30, 2005, respectively.  In addition, approximately $12.2 million of pre-tax pension expense is expected to be reflected in fourth quarter 2005.  The discount rate used to determine the 2005 expense was 6.0%, which is down from the 6.25% and 6.5% discount rates used to calculate the 2004 expense.  Two discount rates were used in 2004 due to the mid-year remeasurement for the Principal Residential Mortgage, Inc. divestiture.  The expected long-term return on assets assumption used for the 2005 pension expense remained at 8.5%.

Effective January 1, 2006, we are making changes to our retirement program, including the Principal Select Savings Plan (“401(k) Plan”) and the Principal Pension Plan (“Pension Plan”).  The Pension Plan changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors, and the removal of the cost of living adjustments for traditional pension benefits earned after January 1, 2006.  The 401(k) Plan company match is increasing from 50 percent of a 6 percent deferral to 75 percent of an 8 percent deferral.  Similar changes are also being made to our nonqualified plans.  The Pension Plan changes will reduce the Pension Plan expense in 2006, while the 401(k) Plan changes will increase the 401(k) Plan expense.  The net impact is expected to be a slight decrease in overall retirement plan expenses.

Recent Accounting Pronouncements

On September 19, 2005, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.  AcSEC defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract.  Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should not be deferred in connection with the replacement contract.  This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  We are still evaluating the impact this guidance will have to our consolidated financial statements.

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123 and amends SFAS No. 95, Statement of Cash Flows.  On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005.  Accordingly, we will be adopting SFAS 123R effective January 1, 2006.  This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002.  In addition, any stock options granted prior to January 1, 2002 are fully vested.  We applied the prospective method of transition as prescribed by SFAS 123.

In May 2005, we learned of discussions between several major accounting firms, the FASB and the SEC concluding it is appropriate to recognize compensation cost either immediately for awards granted to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period.  Our approach has been to follow the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement).  For any awards that are granted after we adopt SFAS 123R on January 1, 2006, we will recognize compensation cost through the period that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.  If we had applied the nonsubstantive vesting provisions of SFAS 123R to awards granted prior to January 1, 2006, our consolidated financial statements would not have been materially impacted.

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Income Statement Data:
Revenues:
Premiums and other considerations	$943.4	$923.8	$2,826.4	$2,736.8
Fees and other revenues	423.3	363.6	1,245.8	1,060.4
Net investment income	853.5	822.6	2,483.4	2,396.4
Net realized/unrealized capital gains (losses)	(1.8)	(21.3)	6.9	(130.1)
Total revenues	2,218.4	2,088.7	6,562.5	6,063.5

Expenses:
Benefits, claims and settlement expenses	1,281.3	1,238.0	3,780.1	3,645.2
Dividends to policyholders	73.9	72.0	219.0	219.7
Operating expenses	576.8	543.3	1,714.5	1,593.9
Total expenses	1,932.0	1,853.3	5,713.6	5,458.8

Income from continuing operations before income taxes	286.4	235.4	848.9	604.7
Income taxes	67.1	40.7	201.1	118.8
Income from continuing operations, net of related income taxes	219.3	194.7	647.8	485.9

Income from discontinued operations, net of related income taxes	0.1	104.1	16.0	131.9
Income before cumulative effect of accounting change	219.4	298.8	663.8	617.8

Cumulative effect of accounting change, net of related income taxes	—	—	—	(5.7)
Net income	219.4	298.8	663.8	612.1
Preferred stock dividends	9.4	—	9.4	—
Net income available to common stockholders	$210.0	$298.8	$654.4	$612.1

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Premiums and other considerations increased $19.6 million, or 2%, to $943.4 million for the three months ended September 30, 2005, from $923.8 million for the three months ended September 30, 2004.  The increase reflected a $49.1 million increase from the Life and Health segment primarily due to strong sales and stable persistency in our specialty benefits business, an increase in insured medical members and higher insured medical premium per member in our health insurance business, partially offset by a decline in premiums resulting from the continuation of a shift in marketing emphasis from individual traditional life insurance products to individual universal and individual variable universal life insurance products.  Partially offsetting the increase was a $16.6 million decrease from the International Asset Management and Accumulation segment, primarily due to a decrease in Chile, a result of decreased sales of single premium annuities with life contingencies.  In addition, a decrease of $13.2 million from the U.S. Asset Management and Accumulation segment was primarily due to a decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations.  The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $59.7 million, or 16%, to $423.3 million for the three months ended September 30, 2005, from $363.6 million for the three months ended September 30, 2004.  The increase was largely due to a $53.2 million increase from the U.S. Asset Management and Accumulation segment primarily related to increased fees from our separate accounts related to our pension business, increased revenue from our commercial real estate and fixed income operations and our acquisitions of Columbus Circle and Principal Services Trust Company.

Net investment income increased $30.9 million, or 4%, to $853.5 million for the three months ended September 30, 2005, from $822.6 million for the three months ended September 30, 2004.  The increase was primarily related to a $2,913.1 million, or 5%, increase in average invested assets and cash.  The annualized yield on average investments and cash was 5.8% for the three months ended September 30, 2005 and 5.9% for the three months ended September 30, 2004.

Net realized/unrealized capital losses decreased $19.5 million, or 92%, to $1.8 million for the three months ended September 30, 2005, from $21.3 million for the three months ended September 30, 2004.  The decrease in net realized/unrealized losses was primarily due to net gains versus losses on the mark to market of derivatives activity.  This was offset by losses versus gains on bond sales, more other than temporary declines on fixed maturity securities and by losses versus gains on commercial mortgages, primarily the result of a decrease in our valuation allowance in 2004.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended September 30, 2005:

	For the three months ended September 30, 2005
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(7.6)	$(16.8)	$(68.6)	$(93.0)
Equity securities(2)	—	5.9	—	5.9
Mortgage loans on real estate(3)	(1.1)	—	—	(1.1)
Derivatives	—	—	87.3	87.3
Other(4)	—	6.5	(7.4)	(0.9)
Total	$(8.7)	$(4.4)	$11.3	$(1.8)

(1)    Impairments include $15.5 million of impairment write-downs and $10.1 million in realized recoveries on the sale of previously impaired assets. Credit losses include $2.3 million in realized losses and $0.1 million in realized gains.  Other gains (losses) includes gross realized gains of $6.2 million and gross realized losses of $23.0 million.  Included in the $23.0 million of losses is an $11.0 million loss related to a large investment that was called from us in September.

(2)    Other gains (losses) includes gross realized gains of $9.5 million and gross realized losses of $3.6 million.

(3)    Impairments include a $1.8 million increase in commercial mortgage valuation allowance.

(4)    Other gains (losses) include $7.9 million in mark to market of net realized/unrealized gains on certain seed money investments.

Benefits, claims and settlement expenses increased $43.3 million, or 3%, to $1,281.3 million for the three months ended September 30, 2005, from $1,238.0 million for the three months ended September 30, 2004.  The increase primarily resulted from a $50.1 million increase in the Life and Health Insurance segment primarily the result of growth in the specialty benefits business and increases in our health insurance business due to increased insured medical claim costs per member and increased members.

Dividends to policyholders increased $1.9 million, or 3%, to $73.9 million for the three months ended September 30, 2005, from $72.0 million for the three months ended September 30, 2004.  The increase primarily resulted from a $1.1 million increase in dividends to policyholders for the U.S. Asset Management and Accumulation segment due to an increase in dividends for our participating pension full-service accumulation products.  In addition, the increase resulted from a $0.8 million increase in dividends to policyholders for the Life and Health Insurance segment primarily related to the February 2005 individual life insurance dividend scale change.

Operating expenses increased $33.5 million, or 6%, to $576.8 million for the three months ended September 30, 2005, from $543.3 million for the three months ended September 30, 2004.  The increase resulted from a $31.3 million increase from the U.S Asset Management and Accumulation segment due to our acquisitions of Principal Services Trust Company and Columbus Circle, an increase in compensation costs and growth in existing operations.

Income taxes increased $26.4 million, or 65%, to $67.1 million for the three months ended September 30, 2005 from $40.7 million for the three months ended September 30, 2004.  The effective income tax rate was 23% for the three months ended September 30, 2005 and 17% for the three months ended September 30, 2004.  The effective income tax rates for the three months ended September 30, 2005 and 2004 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and Section 29 tax credits received on our investment in a synthetic fuel production facility.  The increase in the effective tax rate to 23% for the three months ended September 30, 2005, from 17% for the three months ended September 30, 2004, was primarily due to reduced state income taxes in 2004.

As a result of the foregoing factors and the inclusion of income from discontinued operations, net income decreased $79.4 million, or 27%, to $219.4 million for the three months ended September 30, 2005, from $298.8 million for the three months ended September 30, 2004.  The income from discontinued operations for the three months ended September 30, 2005 was related to gains on sales and operating revenues of real estate properties that qualify for discontinued operations treatment under SFAS 144 partially offset by a loss from discontinued operations for Principal Residential Mortgage, Inc.  The income from discontinued operations for the three months ended September 30, 2004 was related to our sale of Principal Residential Mortgage, Inc., our sale of our Argentine companies, and operating losses of real estate properties that qualify for discontinued treatment under SFAS 144.

Preferred stock dividends were $9.4 million for the three months ended September 30, 2005, with no corresponding activity for the three months ended September 30, 2004.

Net income available to common stockholders decreased $88.8 million, or 30%, to $210.0 million for the three months ended September 30, 2005, from $298.8 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Premiums and other considerations increased $89.6 million, or 3%, to $2,826.4 million for the nine months ended September 30, 2005, from $2,736.8 million for the nine months ended September 30, 2004.  The increase reflected a $114.6 million increase from the Life and Health segment primarily due to strong sales and stable persistency in our specialty benefits business and higher premium per member in our health insurance business partially offset by a decline in premiums resulting from the continuation of a shift in marketing emphasis from individual traditional life insurance products to individual universal and individual variable universal life insurance products.  The increase was also due to a $18.7 million increase from the International Asset Management and Accumulation segment, primarily due to an increase in Chile, a result of increased sales of single premium annuities with life contingencies.  These increases were partially offset by a $46.5 million decrease from the U.S. Asset Management and Accumulation segment, primarily a result of a decrease in pension full-service payout sales of single premium group annuities with life contingencies.  The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $185.4 million, or 17%, to $1,245.8 million for the nine months ended September 30, 2005, from $1,060.4 million for the nine months ended September 30, 2004.  The increase was largely due to a $152.1 million increase from the U.S. Asset Management and Accumulation segment primarily related to increased fees from our separate accounts related to our pension business, increased revenue from our commercial real estate and fixed income operations and our acquisition of Principal Services Trust Company.  In addition, Life and Health Insurance fees and other revenues increased $24.4 million primarily due to growth in our fee-based individual universal life and individual variable universal life insurance business.

Net investment income increased $87.0 million, or 4%, to $2,483.4 million for the nine months ended September 30, 2005, from $2,396.4 million for the nine months ended September 30, 2004.  The increase was primarily related to a $2,020.2 million, or 4%, increase in average invested assets and cash.  The annualized yield on average investments and cash was 5.7% for the nine months ended September 30, 2005 and 2004.

Net realized/unrealized capital gains increased $137.0 million to $6.9 million of net realized/unrealized capital gains for the nine months ended September 30, 2005, from $130.1 million of net realized/unrealized capital losses for the nine months ended September 30, 2004.  The increase in net realized/unrealized gains was primarily due to fewer other than temporary impairments of fixed maturity securities including a $52.1 million recovery of previously impaired securities received as the result of a litigation settlement, fewer losses related to the mark to market of derivatives activity, fewer losses on commercial mortgages, and the non-recurrence of a loss on the sale of a foreign investment in 2004 offset in part by more losses on the sales of bonds and fewer gains on the mark to market of certain seed money investments.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the nine months ended September 30, 2005:

	For the nine months ended September 30, 2005
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$29.6	$(1.4)	$(23.1)	$5.1
Equity securities(2)	(1.1)	8.3	—	7.2
Mortgage loans on real estate(3)	(2.7)	—	—	(2.7)
Derivatives	—	—	4.4	4.4
Other(4)	—	4.8	(11.9)	(7.1)
Total	$25.8	$11.7	$(30.6)	$6.9

(1)    Impairments include $22.3 million of impairment write-downs and $69.1 million in realized recoveries on the sale of previously impaired assets. Credit losses include $1.4 million in realized gains and $18.6 million in realized losses related to credit triggered sales. Other gains (losses) includes gross realized gains of $27.3 million and gross realized losses of $28.7 million.  Included in the $28.7 million of losses is an $11.0 million loss related to a large investment that was called from us in September.

(2)    Impairments include $1.1 million of impairment write-downs.  Other gains (losses) includes gross realized gains of $14.0 million and gross realized losses of $5.7 million.

(3)    Impairments include $2.5 million in realized losses due to the sale of commercial mortgage loans and a $0.5 million increase in commercial mortgage valuation allowance.

(4)    Other gains (losses) include $6.2 million in mark to market of net realized/unrealized gains on certain seed money investments.

Benefits, claims and settlement expenses increased $134.9 million, or 4%, to $3,780.1 million for the nine months ended September 30, 2005, from $3,645.2 million for the nine months ended September 30, 2004.  The increase resulted from a $66.9 million increase in the Life and Health Insurance segment, primarily due to increased claim costs per member in our health insurance business as well as growth in the specialty benefits business.  The increase also resulted from a $42.6 million increase in the International Asset Management and Accumulation segment, primarily due to an increase in Chile related to higher change in reserves due to increased sales of single premium annuities with life contingencies along with higher interest credited to customers.  In addition, the increase resulted from a $25.5 million increase in the U.S. Asset Management and Accumulation segment due to an increase in cost of interest credited and amortization related to sale inducements associated with our deferred annuity business, higher benefit payments and an increase in life payout annuity reserves.

Dividends to policyholders decreased $0.7 million to $219.0 million for the nine months ended September 30, 2005, from $219.7 million for the nine months ended September 30, 2004.  The decrease primarily resulted from a $1.1 million decrease in dividends to policyholders for the Life and Health Insurance segment due to a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment partially offset by an increase in dividends due to the February 2005 scale change.

Operating expenses increased $120.6 million, or 8%, to $1,714.5 million for the nine months ended September 30, 2005, from $1,593.9 million for the nine months ended September 30, 2004.  The increase was largely due to a $104.9 million increase from the U.S Asset Management and Accumulation segment due to an increase in amortization of deferred policy acquisition costs (“DPAC”), including DPAC true ups, our acquisitions of Principal Services Trust Company and Columbus Circle, an increase in compensation costs and growth in existing operations.  The increase was also due to a $70.7 million increase from the Life and Health Insurance segment due to growth in our specialty benefits, insured medical, wellness, and individual life insurance businesses.  These increases were partially offset by a $42.2 million decrease in the Corporate and Other segment due to a decrease in interest related to federal income tax audit activities, a decrease in interest expense primarily related to the reduction of corporate debt, as well as a prior year prepayment penalty recognized on redemption of our surplus notes due in 2024.

Income taxes increased $82.3 million, or 69%, to $201.1 million for the nine months ended September 30, 2005 from $118.8 million for the nine months ended September 30, 2004.  The effective income tax rate was 24% for the nine months ended September 30, 2005 and 20% for the nine months ended September 30, 2004.  The effective income tax rates for the nine months ended September 30, 2005 and 2004 were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, Section 29 tax credits received on our investment in a synthetic fuel production facility, and interest excluded from taxable income.  The increase in the effective tax rate to 24% for the nine months ended September 30, 2005, from 20% for the nine months ended September 30, 2004, was primarily due to the tax benefit of capital losses and reduced state income taxes in 2004.

As a result of the foregoing factors, the inclusion of income from discontinued operations and the cumulative change in accounting principle, net income increased $51.7 million, or 8%, to $663.8 million for the nine months ended September 30, 2005, from $612.1 million for the nine months ended September 30, 2004.  The income from discontinued operations for the nine months ended September 30, 2005 was related to gains on sales and operating revenues of real estate properties that qualify for discontinued operations treatment under SFAS 144 partially offset by a loss from discontinued operations for Principal Residential Mortgage, Inc.  The income from discontinued operations for the nine months ended September 30, 2004 was related to our sale of Principal Residential Mortgage, Inc., our sale of our Argentine companies, and operating revenues of real estate properties that qualify for discontinued operations treatment under SFAS 144.  The cumulative change in accounting principle was related to our implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”), in 2004.

Preferred stock dividends were $9.4 million for the nine months ended September 30, 2005, with no corresponding activity for the nine months ended September 30, 2004.

Net income available to common stockholders increased $42.3 million, or 7%, to $654.4 million for the nine months ended September 30, 2005, from $612.1 million for the nine months ended September 30, 2004.

Results of Operations by Segment

We use operating earnings, which exclude the effect of net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments, for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts.  Segment operating earnings are determined by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments we believe are not indicative of overall operating trends.  Other after-tax adjustments have occurred in the past and could recur in future reporting periods.  While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

The following table presents segment information as of or for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$975.4	$931.3	$2,903.8	$2,731.4
International Asset Management and Accumulation	148.4	136.0	439.4	371.3
Life and Health Insurance	1,106.1	1,051.8	3,264.2	3,117.8
Corporate and Other (1)	(8.0)	(7.3)	(46.1)	(17.6)
Total segment operating revenues	2,221.9	2,111.8	6,561.3	6,202.9
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	(3.2)	(23.2)	3.4	(137.9)
Subtract:
Operating revenues from discontinued real estates to fee revenues(2)	0.3	(0.1)	2.2	1.5
Total revenue per consolidated statements of operations	$2,218.4	$2,088.7	$6,562.5	$6,063.5

Operating earnings (loss) by segment:
U.S. Asset Management and Accumulation	$133.3	$123.5	$402.4	$364.7
International Asset Management and Accumulation	19.7	10.9	48.3	28.8
Life and Health Insurance	65.4	71.6	211.2	203.3
Mortgage Banking(3)	—	—	—	(10.3)
Corporate and Other	(4.1)	(0.8)	(17.4)	(21.4)
Total segment operating earnings	214.3	205.2	644.5	565.1
Net realized/unrealized capital losses, as adjusted(2)	(4.2)	(10.6)	(4.7)	(78.2)
Other after-tax adjustments(4)	(0.1)	104.2	14.6	125.2
Net income available to common stockholders per consolidated statements of operations	$210.0	$298.8	$654.4	$612.1

	September 30, 2005	December 31, 2004
	(in millions)
Total assets by segment:
U.S. Asset Management and Accumulation (5)	$100,696.3	$94,394.6
International Asset Management and Accumulation	4,230.7	3,642.0
Life and Health Insurance	13,968.2	13,185.4
Corporate and Other (6)	2,210.3	2,576.1
Total consolidated assets	$121,105.5	$113,798.1

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)

Net realized/unrealized capital gains (losses)	$(1.8)	$(21.3)	$6.9	$(130.1)
Certain market value adjustments to fee revenues	(0.4)	(1.9)	(4.3)	(7.7)
Recognition of front-end fee revenues	(1.0)	—	0.8	(0.1)
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(3.2)	(23.2)	3.4	(137.9)
Amortization of deferred policy acquisition and sales inducement costs related to net realized/unrealized capital gains (losses)	3.6	(0.6)	(0.3)	2.0
Capital gains distributed	(2.6)	(0.1)	(3.8)	(1.3)
Minority interest capital gains	(2.0)	(0.1)	(2.2)	(0.3)
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition and sales inducement costs, capital gains distributed and minority capital gains	(4.2)	(24.0)	(2.9)	(137.5)
Income tax effect	—	13.4	(1.8)	59.3
Net realized/unrealized capital losses, as adjusted	$(4.2)	$(10.6)	$(4.7)	$(78.2)

(3)   Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

(4)   For the three months ended September 30, 2005, other after-tax adjustments of $(0.1) million included the negative effect of a loss from discontinued operations of Principal Residential Mortgage, Inc. ($7.7 million) and the positive effect of gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144 ($7.6 million).

For the three months ended September 30, 2004, other after-tax adjustments of $104.2 million included the positive effect of the estimated gain on disposal of Principal Residential Mortgage, Inc. ($94.1 million) and the estimated gain on disposal of our Argentine companies ($10.1 million).

For the nine months ended September 30, 2005, other after-tax adjustments of $14.6 million include the positive effect of gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144 ($22.3 million); and the negative effect of a loss from discontinued operations of Principal Residential Mortgage, Inc. ($7.7 million).

For the nine months ended September 30, 2004, other after-tax adjustments of $125.2 million included the positive effects of: (1) discontinued operations related to the sale of Principal Residential Mortgage ($120.6 million) and (2) discontinued operations related to the sale of our Argentine companies ($10.3 million); and the negative effect from a cumulative change in accounting principle related to the implementation of SOP 03-1 ($5.7 million).

(5)   U.S. Asset Management and Accumulation separate account assets include shares of Principal Financial Group stock allocated to a separate account, a result of our demutualization.  The value of the separate account was $750.7 million at September 30, 2005, and $782.8 million at December 31, 2004.  Changes in fair value of the separate account are reflected in both separate account assets and separate account liabilities.

(6)   Includes inter-segment elimination amounts related to an internal line of credit and internally generated mortgage loans.  The Corporate and Other segment managed a revolving line of credit used by another segment.  The U.S. Asset Management and Accumulation segment and the Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures.  These mortgage loans were reported as liabilities in the Corporate and Other segment.

U.S. Asset Management and Accumulation Segment

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

	For the three months ended September30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$70.1	$83.3	$202.8	$249.3
Fees and other revenues	294.8	242.1	874.9	727.1
Net investment income	610.5	605.9	1,826.1	1,755.0
Total operating revenues	975.4	931.3	2,903.8	2,731.4

Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	523.9	524.5	1,553.0	1,527.2
Operating expenses	275.5	243.4	825.6	723.3
Total expenses	799.4	767.9	2,378.6	2,250.5
Operating earnings before income taxes	176.0	163.4	525.2	480.9
Income taxes	42.7	39.9	122.8	116.2
Operating earnings	133.3	123.5	402.4	364.7

Net realized/unrealized capital losses, as adjusted	(12.3)	(23.6)	(12.4)	(81.1)
Other after-tax adjustments	—	—	—	(5.0)

U. S. GAAP Reported:
Net income available to common stockholders	$121.0	$99.9	$390.0	$278.6

(1)          Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Premiums and other considerations decreased $13.2 million, or 16%, to $70.1 million for the three months ended September 30, 2005, from $83.3 million for the three months ended September 30, 2004.  The decrease primarily resulted from a $22.1 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations.  The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.  Partially offsetting the overall decrease was an $8.9 million increase in individual payout annuity premiums and other considerations primarily due to an increase in larger sized contract sales, along with an increase in sales from outside distribution channels.

Fees and other revenues increased $52.7 million, or 22%, to $294.8 million for the three months ended September 30, 2005, from $242.1 million for the three months ended September 30, 2004.  Pension full-service accumulation fees and other revenue increased $26.4 million primarily due to an increase in fees from our separate accounts, due to improvements in the equity markets and net cash flow from customers, which have led to higher account values, and increased fees from our acquisition of Principal Services Trust Company.  In addition, Principal Global Investors fees and other revenues increased $25.2 million primarily due to increased fee revenue stemming from an increase in assets under management in our commercial real estate and fixed income operations and increased fees from our acquisition of Columbus Circle.

Net investment income increased $4.6 million, or 1%, to $610.5 million for the three months ended September 30, 2005, from $605.9 million for the three months ended September 30, 2004.  The increase primarily resulted from a $1,892.3 million, or 5%, increase in average invested assets and cash.  The increase was offset by a decrease in the average annualized yield on invested assets and cash, which was 5.6% for the three months ended September 30, 2005 compared to 5.8% for the three months September 30, 2004.  Further offsetting the overall increase was an $11.6 million decrease in our pension and individual annuity prepayment fees on investments, which contributed to the decrease in average annualized yield.

Benefits, claims and settlement expenses, including dividends to policyholders, decreased $0.6 million to $523.9 million for the three months ended September 30, 2005, from $524.5 million for the three months ended September 30, 2004.  The decrease primarily related to a $23.3 million decrease in our pension full-service payout business as a result of decreased sales of single premium group annuities with life contingencies.  Also contributing to the decrease was a $10.4 million decrease from our pension full-service accumulation business primarily due to lower interest credited on our non-participating deposit type business and to a lesser extent due to decreases in cost of interest credited on declining business from our participating block.  The overall decrease was partially offset by a $16.6 million increase from our pension investment-only business primarily due to an increase in cost of interest credited on this block of business as a result of an increase in account values and a higher interest crediting rate.  Further offsetting the overall decrease was an increase of $15.4 million from our individual fixed annuity business primarily due to an increase in cost of interest credited and amortization related to sale inducements associated with our deferred annuity business, higher benefit payments and an increase in reserves stemming from an increase in sales related to our life payout annuity business.

Operating expenses increased $32.1 million, or 13%, to $275.5 million for the three months ended September 30, 2005, from $243.4 million for the three months ended September 30, 2004.  The increase resulted from a $16.7 million increase in pension full-service accumulation primarily due to our acquisition of Principal Services Trust Company and an increase in regular compensation costs.  In addition, Principal Global Investors operating expenses increased $16.6 million primarily due to our acquisition of Columbus Circle, growth in existing operations, an increase in incentive compensation accruals and an increase in overhead expenses.

Income taxes increased $2.8 million, or 7%, to $42.7 million for the three months ended September 30, 2005, from $39.9 million for the three months ended September 30, 2004.  The effective income tax rate for this segment was 24% for the three months ended September 30, 2005 and for the three months ended September 30, 2004.  The effective income tax rates for the three months ended September 30, 2005 and 2004, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $9.8 million, or 8%, to $133.3 million for the three months ended September 30, 2005 from $123.5 million for the three months ended September 30, 2004.

Net realized/unrealized capital losses, as adjusted, decreased $11.3 million, or 48%, to $12.3 million for the three months ended September 30, 2005, from $23.6 million for the three months ended September 30, 2004.  The decrease was primarily due to net gains versus losses on the mark to market of derivatives activity offset by losses versus gains on bond sales and more other than temporary declines on fixed maturity securities.

As a result of the foregoing factors, net income available to common stockholders increased $21.1 million, or 21%, to $121.0 million for the three months ended September 30, 2005, from $99.9 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Premiums and other considerations decreased $46.5 million, or 19%, to $202.8 million for the nine months ended September 30, 2005, from $249.3 million for the nine months ended September 30, 2004.  The decrease primarily resulted from a $67.3 million decrease in pension full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations.  The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.  Partially offsetting the decrease was a $20.8 million increase in individual payout annuity premiums and other considerations primarily due to an increase in larger sized contract sales, along with an increase in sales from outside distribution channels.

Fees and other revenues increased $147.8 million, or 20%, to $874.9 million for the nine months ended September 30, 2005, from $727.1 million for the nine months ended September 30, 2004.  Pension full-service accumulation fees and other revenue increased $82.0 million primarily due to an increase in fees from our separate accounts, due to improvements in the equity markets and net cash flow from customers, which have led to higher account values, and increased fees from our acquisition of Principal Services Trust Company.  In addition, Principal Global Investors fees and other revenues increased $66.8 million primarily due to increased fee revenue stemming from an increase in assets under management in our commercial real estate and fixed income operations and our acquisition of Columbus Circle.

Net investment income increased $71.1 million, or 4%, to $1,826.1 million for the nine months ended September 30, 2005, from $1,755.0 million for the nine months ended September 30, 2004.  The increase primarily resulted from a $1,665.1 million, or 4%, increase in average invested assets and cash.  The average annualized yield on invested assets and cash was 5.7% for the nine months ended September 30, 2005 and 2004.  Slightly offsetting the overall increase was a $9.8 million decrease in our pension and individual annuity prepayment fees on investments, which contributed to the decrease in average annualized yield.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $25.8 million, or 2%, to $1,553.0 million for the nine months ended September 30, 2005, from $1,527.2 million for the nine months ended September 30, 2004.  The increase primarily related to a $60.0 million increase in our pension investment-only business due to an increase in cost of interest credited on this block of business as a result of an increase in account values.  In addition, our individual annuity benefits, claims and settlement expenses increased $44.1 million due to an increase in cost of interest credited and amortization related to sale inducements associated with our deferred annuity business, higher benefit payments and an increase in reserves stemming from an increase in sales related to our life payout annuity business.  Partially offsetting the overall increase was a $57.8 million decrease in our pension full-service payout business primarily as a result of decreased sales of single premium group annuities with life contingencies.  Further offsetting the overall increase was a $20.9 million decrease in our pension full-service accumulation business primarily due to lower interest credited on our non-participating deposit type business and to a lesser extent due to decreases in cost of interest credited on declining business from our participating block.

Operating expenses increased $102.3 million, or 14%, to $825.6 million for the nine months ended September 30, 2005, from $723.3 million for the nine months ended September 30, 2004.  The increase resulted from a $56.8 million increase in pension full-service accumulation primarily due to an increase in amortization of DPAC, including DPAC true ups, an increase in operating expenses due to our acquisition of Principal Services Trust Company and an increase in compensation costs.  In addition, Principal Global Investors operating expenses increased $41.8 million primarily due to our acquisition of Columbus Circle, growth in existing operations, an increase in incentive compensation accruals and an increase in overhead expenses.

Income taxes increased $6.6 million, or 6%, to $122.8 million for the nine months ended September 30, 2005, from $116.2 million for the nine months ended September 30, 2004.  The effective income tax rate for this segment was 23% for the nine months ended September 30, 2005, and 24% for the nine months ended September 30, 2004.  The effective income tax rates for the nine months ended September 30, 2005 and 2004, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $37.7 million, or 10%, to $402.4 million for the nine months ended September 30, 2005 from $364.7 million for the nine months ended September 30, 2004.

Net realized/unrealized capital losses, as adjusted, decreased $68.7 million, or 85%, to $12.4 million for the nine months ended September 30, 2005, from $81.1 million for the nine months ended September 30, 2004.  The decrease was primarily due to fewer other than temporary impairments of fixed maturity securities including a $24.3 million recovery of previously impaired securities received as the result of a litigation settlement, fewer losses related to the mark to market of derivatives activity, and fewer losses on commercial mortgages offset in part by more losses on the sales of fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $111.4 million, or 40%, to $390.0 million for the nine months ended September 30, 2005, from $278.6 million for the nine months ended September 30, 2004.  For the nine months ended September 30, 2004, net income available to common stockholders included the negative effect of other after-tax adjustments totaling $5.0 million related to:  (1) a loss from discontinued operations associated with the sale of Principal Residential Mortgage ($3.5 million) and (2) a cumulative effect of accounting change related to our implementation of SOP 03-1 ($1.5 million).

International Asset Management and Accumulation Segment

The following table presents certain summary financial data relating to the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating Earnings Data:

Operating revenues (1):
Premiums and other considerations	$46.1	$62.7	$192.5	$173.8
Fees and other revenues	34.1	21.6	80.8	63.8
Net investment income	68.2	51.7	166.1	133.7
Total operating revenues	148.4	136.0	439.4	371.3

Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	93.2	97.9	298.8	256.2
Operating expenses	32.3	28.8	84.2	80.5
Total expenses	125.5	126.7	383.0	336.7
Operating earnings before income taxes	22.9	9.3	56.4	34.6
Income taxes (benefits)	3.2	(1.6)	8.1	5.8
Operating earnings	19.7	10.9	48.3	28.8

Net realized/unrealized capital gains, as adjusted	8.4	4.4	7.7	8.4
Other after-tax adjustments	—	10.1	—	7.0

U. S. GAAP Reported:
Net income available to common stockholders	$28.1	$25.4	$56.0	$44.2

(1)          Excludes net realized/unrealized capital gains (losses).

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Premiums and other considerations decreased $16.6 million, or 26%, to $46.1 million for the three months ended September 30, 2005, from $62.7 million for the three months ended September 30, 2004.  A decrease of $19.1 million in Chile was primarily a result of decreased sales of single premium annuities with life contingencies.  Partially offsetting this decrease was an increase of $2.5 million in Mexico primarily due to increased sales of single premium annuities with life contingencies.

Fees and other revenues increased $12.5 million, or 58%, to $34.1 million for the three months ended September 30, 2005, from $21.6 million for the three months ended September 30, 2004.  An increase of $9.3 million in Mexico was primarily due to a refinement of accrued fee income along with improved net transfers of pension customers from competitors.  An increase of $1.6 million in Chile was primarily a result of an increase in mortgage loan servicing revenue along with increased fees caused by growth in assets under management.  In addition, an increase of $1.2 million in India was a result of an increase in fees from PPIAC that began operations in February 2005 and an increase in fees from growth in assets under management.

Net investment income increased $16.5 million, or 32%, to $68.2 million for the three months ended September 30, 2005, from $51.7 million for the three months ended September 30, 2004.  The increase was primarily due to an increase of $566.0 million, or 27%, in average invested assets and cash, excluding our equity investment in subsidiaries.  The annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, remained consistent at 9.4% for the three months ended September 30, 2005 and for the three months ended September 30, 2004.

Benefits, claims and settlement expenses decreased $4.7 million, or 5%, to $93.2 million for the three months ended September 30, 2005, from $97.9 million for the three months ended September 30, 2004.  A decrease of $5.5 million in Chile was primarily related to lower change in reserves due to a decrease in sales of single premium annuities with life contingencies partially offset by higher interest credited to customers.

Operating expenses increased $3.5 million, or 12%, to $32.3 million for the three months ended September 30, 2005, from $28.8 million for the three months ended September 30, 2004.  An increase of $1.2 million in Mexico is primarily due to higher amortization of DPAC and increased marketing expenses.  An increase of $0.9 million in Chile is primarily due to the impact of an impairment of the value of business acquired (“VOBA”) stemming from declining interest rates.  In addition, an increase of $0.7 million in India was due to higher compensation costs in the asset management company coupled with costs from PPIAC, which started operations February 2005.

Income taxes increased $4.8 million to $3.2 million for the three months ended September 30, 2005, from an income tax benefit of $1.6 million for the three months ended September 30, 2004.  An increase of $2.1 million in Mexico was due to an increase in operating earnings before income taxes.  An increase of $1.5 million in Hong Kong was primarily due to removal of a deferred tax valuation allowance in 2004.  In addition, an increase in Chile of $0.8 million is primarily due to an increase in operating earnings before income taxes.

As a result of the foregoing factors, operating earnings increased $8.8 million, or 81%, to $19.7 million for the three months ended September 30, 2005, from $10.9 million for the three months ended September 30, 2004.

Net realized/unrealized capital gains, as adjusted, increased $4.0 million, or 91%, to $8.4 million for the three months ended September 30, 2005, from $4.4 million for the three months ended September 30, 2004.  An increase of $8.1 million in Chile was primarily due to realized gains on derivatives that are held to more effectively match the invested asset portfolio to our policyholder liability risks.  Partially offsetting this increase is a $3.2 million reduction in realized gains in Mexico due to the realignment of the investment portfolio in 2004.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $2.7 million, or 11%, to $28.1 million for the three months ended September 30, 2005, from $25.4 million for the three months ended September 30, 2004.  For the three months ended September 30, 2004, net income available to common stockholders included the positive effect of other after-tax adjustments totaling $10.1 million due to income from discontinued operations related to the sale of our Argentine companies.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Premiums and other considerations increased $18.7 million, or 11%, to $192.5 million for the nine months ended September 30, 2005, from $173.8 million for the nine months ended September 30, 2004.  An increase of $16.9 million in Chile was primarily a result of increased sales of single premium annuities with life contingencies.

Fees and other revenues increased $17.0 million, or 27%, to $80.8 million for the nine months ended September 30, 2005, from $63.8 million for the nine months ended September 30, 2004.  An increase of $12.6 million in Mexico was primarily due to a refinement of accrued fee income along with improved net transfers of pension customers from competitors.  An increase of $2.1 million in India was primarily a result of an increase in fees from PPIAC that began operations in February 2005, along with an increase in fees from growth in assets under management.  In addition, an increase of $1.8 million in Chile was a result of an increase in mortgage loan servicing revenue along with an increase in fees caused by growth in assets under management.

Net investment income increased $32.4 million, or 24%, to $166.1 million for the nine months ended September 30, 2005, from $133.7 million for the nine months ended September 30, 2004.  The increase was primarily due to an increase of $546.1 million, or 27%, in average invested assets and cash, excluding our equity investment in subsidiaries.  The annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, was 7.6% for the nine months ended September 30, 2005, compared to 7.9% for the nine months ended September 30, 2004.

Benefits, claims and settlement expenses increased $42.6 million, or 17%, to $298.8 million for the nine months ended September 30, 2005, from $256.2 million for the nine months ended September 30, 2004.  An increase of $45.2 million in Chile was primarily related to higher change in reserves due to an increase in sales of single premium annuities with life contingencies along with higher interest credited to customers.

Operating expenses increased $3.7 million, or 5%, to $84.2 million for the nine months ended September 30, 2005, from $80.5 million for the nine months ended September 30, 2004.  An increase of $2.8 million in Chile is primarily due to an impairment of VOBA stemming from declining interest rates.  An increase of $1.4 million in India is primarily due to the expenses of PPIAC that began operations in February 2005.  In addition, corporate headquarters’ expenses increased $1.3 million as a result of increased legal and software costs as well as increased regional office expenses.  These increases are partially offset by a decrease of $1.9 million in Mexico primarily due to lower distribution expenses and professional fees in 2005.

Income taxes increased $2.3 million, or 40%, to $8.1 million for the nine months ended September 30, 2005, from $5.8 million for the nine months ended September 30, 2004.  An increase of $4.5 million in Mexico is primarily due to an increase in operating earnings before income taxes.  An increase of $1.9 million in Hong Kong is due to removal of a deferred tax valuation allowance in 2004.  In addition, an increase of $0.7 million in India is primarily due to an increase in domestic and foreign taxes on distributable earnings.  Partially offsetting this increase is a $3.4 million decrease related to a prior year increase in deferred domestic taxes related to distributable earnings of our Brazilian equity method investment, and a $1.4 million decrease at corporate headquarters primarily due to a tax benefit from the American Jobs Creation Act in 2005.

As a result of the foregoing factors, operating earnings increased $19.5 million, or 68%, to $48.3 million for the nine months ended September 30, 2005, from $28.8 million for the nine months ended September 30, 2004.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $11.8 million, or 27%, to $56.0 million for the nine months ended September 30, 2005, from $44.2 million for the nine months ended September 30, 2004.  For the nine months ended September 30, 2004, net income available to common stockholders included the effect of other after-tax adjustments totaling $7.0 million, related to: (1) the positive effect of other after-tax adjustments totaling $10.3 million due to income from discontinued operations related to the sale of our Argentine companies and (2) the negative cumulative effect of an accounting change related to the implementation of SOP 03-1 ($3.3 million).

Life and Health Insurance Segment

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating Earnings Data:

Operating revenues(1):
Premiums and other considerations	$825.9	$776.8	$2,427.3	$2,312.7
Fees and other revenues	111.3	108.7	333.9	309.5
Net investment income	168.9	166.3	503.0	495.6
Total operating revenues	1,106.1	1,051.8	3,264.2	3,117.8

Expenses:
Benefits, claims and settlement expenses	668.6	618.5	1,938.0	1,871.1
Dividends to policy holders	71.8	71.0	215.0	216.1
Operating expenses	267.0	253.7	792.6	723.3
Total expenses	1,007.4	943.2	2,945.6	2,810.5
Operating earnings before income taxes	98.7	108.6	318.6	307.3
Income taxes	33.3	37.0	107.4	104.0
Operating earnings	65.4	71.6	211.2	203.3

Net realized/unrealized capital gains (losses), as adjusted	(2.9)	1.7	(2.4)	(6.1)
Other after-tax adjustments	—	—	—	(0.9)

U. S. GAAP Reported:
Net income available to common stockholders	$62.5	$73.3	$208.8	$196.3

(1)          Excludes net realized/unrealized capital gains (losses).

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Premiums and other considerations increased $49.1 million, or 6%, to $825.9 million for the three months ended September 30, 2005, from $776.8 million for the three months ended September 30, 2004.  Specialty benefits insurance premiums increased $35.5 million primarily due to strong sales and stable persistency.  In addition, health insurance premiums increased $22.8 million, primarily due to an increase in insured medical members and higher premium per member.  Partially offsetting these increases was a decrease of $9.2 million in individual life insurance premiums, primarily a result of the continuation of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products.  Unlike traditional premium-based products, individual universal life and variable life insurance deposits are not reported as U.S. GAAP revenue.

Fees and other revenues increased $2.6 million, or 2%, to $111.3 million for the three months ended September 30, 2005, from $108.7 million for the three months ended September 30, 2004.  Fee revenues from our individual life insurance business increased $6.1 million, primarily due to growth in our fee-based universal and variable universal life insurance business.  Partially offsetting this increase was a $3.3 million decrease in health insurance fees, primarily a result of higher vendor fees in 2004.

Net investment income increased $2.6 million, or 2%, to $168.9 million for the three months ended September 30, 2005, from $166.3 million for the three months ended September 30, 2004.  The increase primarily relates to a $683.1 million, or 7%, increase in average invested assets and cash for the segment.  The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 6.2% for the three months ended September 30, 2005, compared to 6.5% for the three months ended September 30, 2004.

Benefits, claims and settlement expenses increased $50.1 million, or 8%, to $668.6 million for the three months ended September 30, 2005, from $618.5 million for the three months ended September 30, 2004.  Health insurance benefits, claims and settlement expenses increased $37.8 million primarily the result of increased insured medical claim costs per member, an increase in members, and favorable reserve refinements in the prior period.  In addition, despite lower loss ratios, specialty benefit insurance benefits, claims and settlement expenses increased $20.2 million primarily driven by growth in the business.

Dividends to policyholders increased $0.8 million, or 1%, to $71.8 million for the three months ended September 30, 2005, from $71.0 million for the three months ended September 30, 2004.  The increase is primarily related to the February 2005 individual life insurance dividend scale change.

Operating expenses increased $13.3 million, or 5%, to $267.0 million for the three months ended September 30, 2005, from $253.7 million for the three months ended September 30, 2004.  Specialty benefits operating expenses increased $9.9 million primarily resulting from growth in the business.  Health insurance operating expenses increased $8.3 million, primarily due to growth in the insured medical and wellness businesses.  Partially offsetting the increases was a $4.9 million decrease in individual life insurance operating expenses, primarily due to higher DPAC amortization expense in third quarter 2004 due to unlocking.

Income taxes decreased $3.7 million, or 10%, to $33.3 million for the three months ended September 30, 2005, from $37.0 million for the three months ended September 30, 2004.  The effective income tax rate for the segment was 34% for the three months ended September 30, 2005 and 2004, respectively.  The effective income tax rates for the three months ended September 30, 2005 and 2004 were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings decreased $6.2 million, or 9%, to $65.4 million for the three months ended September 30, 2005, from $71.6 million for the three months ended September 30, 2004.

Net realized/unrealized capital losses, as adjusted, increased $4.6 million to $2.9 million of net realized/unrealized capital losses for the three months ended September 30, 2005, from $1.7 million of net realized/unrealized capital gains for the three months ended September 30, 2004.  The increase is primarily the result of losses versus gains on bond sales in third quarter 2005 and losses versus gains on commercial mortgages, which was primarily the result of a decrease in our valuation allowance in 2004.

As a result of the foregoing factors, net income available to common stockholders decreased $10.8 million, or 15%, to $62.5 million for the three months ended September 30, 2005, from $73.3 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Premiums and other considerations increased $114.6 million, or 5%, to $2,427.3 million for the nine months ended September 30, 2005, from $2,312.7 million for the nine months ended September 30, 2004.  Specialty benefits insurance premiums increased $87.0 million primarily due to strong sales and stable persistency.  In addition, health insurance premiums increased $58.3 million, primarily due to higher premium per member.  Partially offsetting these increases was a decrease of $30.7 million in individual life insurance premiums, primarily a result of the continuation of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products and an increase in ceded reinsurance premium.  Unlike traditional premium-based products, individual universal life and variable life insurance deposits are not reported as U.S. GAAP revenue.

Fees and other revenues increased $24.4 million, or 8%, to $333.9 million for the nine months ended September 30, 2005, from $309.5 million for the nine months ended September 30, 2004.  Fee revenues from our individual life insurance business increased $30.4 million, primarily due to growth in our fee-based universal and variable universal life insurance business.  Partially offsetting this increase was a $6.9 million decrease in health insurance fees, primarily a result of higher vendor fees in 2004, a decrease in other carrier fees and lower fees related to out of network discounts.

Net investment income increased $7.4 million, or 1%, to $503.0 million for the nine months ended September 30, 2005, from $495.6 million for the nine months ended September 30, 2004.  The increase primarily relates to a $537.3 million, or 5%, increase in average invested assets and cash for the segment.  The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 6.2% for the nine months ended September 30, 2005, compared to 6.5% for the nine months ended September 30, 2004.

Benefits, claims and settlement expenses increased $66.9 million, or 4%, to $1,938.0 million for the nine months ended September 30, 2005, from $1,871.1 million for the nine months ended September 30, 2004.  Health insurance benefits, claims and settlement expenses increased $48.3 million primarily due to increased claim costs per member and favorable reserve refinements in the prior period.  Despite lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $43.4 million, primarily due to growth in the business.  Partially offsetting these increases was a decrease of $24.8 million in individual life insurance benefits, claims and settlement expenses, primarily a result of methodology improvements related to reinsurance values and a change in the estimate of future reinsurance benefits receivable partially offset by an increase in interest credited mainly due to an increase in the block of policies.  The change in the estimate of reinsurance benefits is negated by a corresponding increase in operating expenses and thus has no impact to earnings.

Dividends to policyholders decreased $1.1 million, or 1%, to $215.0 million for the nine months ended September 30, 2005, from $216.1 million for the nine months ended September 30, 2004.  The decrease is primarily related to a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment partially offset by an increase in dividends due to the February 2005 scale change.

Operating expenses increased $69.3 million, or 10%, to $792.6 million for the nine months ended September 30, 2005, from $723.3 million for the nine months ended September 30, 2004.  Specialty benefits operating expenses increased $33.3 million primarily resulting from growth in the business.  Health insurance operating expenses increased $21.2 million, primarily due to growth in the insured medical and wellness businesses.  In addition, individual life insurance operating expenses increased $14.8 million, primarily due to growth in the business and a change in the estimate of reinsurance benefits.  The change in the estimate of reinsurance benefits is negated by a corresponding decrease in benefits, claims and settlement expenses and thus has no impact to earnings.

Income taxes increased $3.4 million, or 3%, to $107.4 million for the nine months ended September 30, 2005, from $104.0 million for the nine months ended September 30, 2004.  The effective income tax rate for the segment was 34% for the nine months ended September 30, 2005 and 2004.  The effective income tax rates for the nine months ended September 30, 2005 and 2004 were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $7.9 million, or 4%, to $211.2 million for the nine months ended September 30, 2005, from $203.3 million for the nine months ended September 30, 2004.

Net realized/unrealized capital losses, as adjusted, decreased $3.7 million, or 61%, to $2.4 million for the nine months ended September 30, 2005, from $6.1 million for the nine months ended September 30, 2004.  The decrease is primarily the result of fewer other than temporary impairments of certain fixed maturity securities including a $7.4 million recovery of previously impaired securities received as the result of a litigation settlement offset in part by a software impairment and more losses on the sale of fixed maturity securities.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $12.5 million, or 6%, to $208.8 million for the nine months ended September 30, 2005, from $196.3 million for the nine months ended September 30, 2004.  For the nine months ended September 30, 2004, net income available to common stockholders included the negative effect of other after-tax adjustments totaling $0.9 million, due to a cumulative effect of accounting change, a result of our implementation of SOP 03-1.

Corporate and Other Segment

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating Earnings Data:

Operating revenues (1):
Total operating revenues	$(8.0)	$(7.3)	$(46.1)	$(17.6)

Expenses:
Total expenses	(1.3)	14.7	0.1	44.8
Operating loss before income taxes and preferred stock dividends	(6.7)	(22.0)	(46.2)	(62.4)
Income tax benefits	(12.0)	(21.2)	(38.2)	(41.0)
Preferred stock dividends	9.4	—	9.4	—
Operating loss	(4.1)	(0.8)	(17.4)	(21.4)

Net realized/unrealized capital gains, as adjusted	2.6	6.9	2.4	0.6
Other after-tax adjustments	7.6	—	22.3	—

U. S. GAAP Reported:
Net income (loss) available to common stockholders	$6.1	$6.1	$7.3	$(20.8)

(1) Excludes net realized/unrealized capital gains (losses).

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total operating revenues decreased $0.7 million, or 10%, to a negative $8.0 million for the three months ended September 30, 2005, from a negative $7.3 million for the three months ended September 30, 2004.  The decrease in total operating revenues was partially due to a $5.3 million decrease in fee revenue for transitional services provided to CitiMortgage, Inc. in the prior year related to the sale of Principal Residential Mortgage, which is mostly offset by a corresponding change in total expenses.  In addition, the decrease in total revenue was partially due to a $2.6 million increase in inter-segment eliminations included in this segment, which is offset by a corresponding change in total expenses.  Largely offsetting the decrease is an increase in net investment income of $6.7 million primarily due to an increase in average annualized investment yields for the segment.

Total expenses decreased $16.0 million to a negative $1.3 million for the three months ended September 30, 2005, from a positive $14.7 million for the three months ended September 30, 2004.  The decrease in total expenses was partially due to a $5.2 million decrease in transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, which is mostly offset in total revenue.  In addition, the decrease was due to a $3.1 million decrease in interest related to federal income tax audit activities as well as a $3.0 million decrease in corporate initiatives funded by this segment.  Furthermore, inter-segment eliminations included in this segment increased $2.6 million, resulting in a decrease in total expenses.

Income tax benefits decreased $9.2 million, or 43%, to $12.0 million for the three months ended September 30, 2005, from $21.2 million for the three months ended September 30, 2004.  The decrease was due to a decrease in operating loss before income taxes and preferred stock dividends as well as a change in income tax reserves established for contested IRS tax audit matters.

Preferred stock dividends were $9.4 million for the three months ended September 30, 2005, with no corresponding activity for the three months ended September 30, 2004.  The preferred stock dividends were a result of issuing preferred stock in June 2005.

As a result of the foregoing factors, operating loss increased $3.3 million to $4.1 million for the three months ended September 30, 2005, from $0.8 million for the three months ended September 30, 2004.

Net realized/unrealized capital gains, as adjusted, decreased $4.3 million, or 62%, to $2.6 million for the three months ended September 30, 2005, from $6.9 million for the three months ended September 30, 2004.  The decrease was due to increased losses on sales of invested assets.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders remained unchanged for the three months ended September 30, 2005.  For the three months ended September 30, 2005, net income available to common stockholders included the positive effect of an other after-tax adjustment totaling $7.6 million, due to the gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total operating revenues decreased $28.5 million to a negative $46.1 million for the nine months ended September 30, 2005, from a negative $17.6 million for the nine months ended September 30, 2004.  Net investment income decreased $19.9 million primarily due to the increase in investment expenses related to the acquisition of a significant variable interest in a coal-based synthetic fuel production facility in June 2004.  The increase in investment expense from this investment is more than offset by a decrease in income taxes due to Section 29 tax credits generated from the fuel production.  In addition, the decrease in total revenues was partially due to a $6.5 million increase in inter-segment eliminations included in this segment, which is offset by a corresponding change in total expenses.

Total expenses decreased $44.7 million, or 100%, to $0.1 million for the nine months ended September 30, 2005, from $44.8 million for the nine months ended September 30, 2004.  The decrease in total expenses was partially due to a $15.3 million decrease in interest related to federal income tax audit activities as well as $13.7 million decrease in interest expense primarily related to the reduction in corporate debt.  In addition, a decrease in total expense of $7.2 million was related to a prior year prepayment penalty recognized on redemption of our surplus notes due 2024.  Furthermore, inter-segment eliminations included in this segment increased $6.5 million, resulting in a decrease in total expenses.

Income tax benefits decreased $2.8 million, or 7%, to $38.2 million for the nine months ended September 30, 2005, from $41.0 million for the nine months ended September 30, 2004.  The decrease was due to a decrease in operating loss before income taxes and preferred stock dividends, a change in income tax reserves established for contested IRS tax audit matters in 2004, and a tax benefit associated with the sale of a foreign investment in 2004.  Largely offsetting these decreases in income tax benefits are Section 29 tax credits on our investment in a synthetic fuel production facility beginning in June 2004.

Preferred stock dividends were $9.4 million for the nine months ended September 30, 2005, with no corresponding activity for the nine months ended September 30, 2004.  The preferred stock dividends were a result of issuing preferred stock in June 2005.

As a result of the foregoing factors, operating loss decreased $4.0 million, or 19%, to $17.4 million for the nine months ended September 30, 2005, from $21.4 million for the nine months ended September 30, 2004.

Net realized/unrealized capital gains, as adjusted, increased $1.8 million to $2.4 million for the nine months ended September 30, 2005, from $0.6 million for the nine months ended September 30, 2004.  The increase was primarily due to the loss on sale of a foreign investment in 2004 as well as fewer other than temporary declines in value of certain fixed maturity securities.  Primarily offsetting the increase were fewer gains on the mark to market of certain seed money investments and fewer gains on sales of invested assets.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $28.1 million to $7.3 million of net income available to common stockholders for the nine months ended September 30, 2005, from $20.8 million of net loss available to common stockholders for the nine months ended September 30, 2004.  For the nine months ended September 30, 2005, net income available to common stockholders included the positive effect of an other after-tax adjustment totaling $22.3 million, due to the gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144.

Liquidity and Capital Resources

Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization.  Following is a simplified organizational structure as of September 30, 2005.

Sources and Uses of Cash of Consolidated Operations

Net cash provided by operating activities was $1,512.5 million and $1,994.2 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in cash provided by operations between periods primarily related to increased taxes paid in 2005, largely due to the 2005 payment of an Internal Revenue Service deficiency related to the examination for 1999 – 2001.

Net cash used in investing activities was $1,008.9 million and $1,792.9 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in cash used in investing activities between periods was primarily related to a reduction in purchases of available-for-sale fixed maturity securities and mortgage loans partially offset by a reduction in proceeds from the sale of subsidiaries and mortgage loans sold.

Net cash provided by financing activities was $162.4 million and $507.8 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in net cash provided by financing activities reflects a decrease in net deposits of investment contracts and increased treasury stock acquired, which was partially funded from the preferred stock issuance.  Offsetting these decreases were the issuance of preferred stock in 2005, increases in short-term borrowings, and a decrease in payments of long-term debt.

On November 2, 2005, our Board of Directors declared an annual common stock dividend of approximately $182.0 million, equal to $0.65 per share, payable on December 16, 2005, to common stockholders of record as of November 17, 2005.

Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

Impacts of Income Taxes

The Internal Revenue Service (the “Service”) has completed examinations of the U.S. consolidated federal income tax returns for 2001 and prior years.  The Service is currently examining returns for 2002 and 2003.  The Service’s completion of the examinations for the years 1999 - 2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005.  We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and plan to file claims for refund relating to the disputed adjustments.  The majority of the deficiencies are attributable to the disallowance of carrybacks of capital losses, net operating losses and foreign tax credits arising in years after 2001.  We expect the Service to allow some of the carrybacks within the next year upon completion of the audit of the returns for the years in which the losses and credits arose.  The remainder of the deficiencies are attributable to both contested issues and adjustments that we have accepted.  We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued.  Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2001 to have a material impact on our net income.  Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2001.

On October 22, 2004, the American Jobs Creation Act of 2004 (“the “Act”) was signed into law.  The Act includes a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries.  A company may elect to apply this provision to qualifying earnings that are repatriated in its 2005 tax year.  While we continue to evaluate the effects of this provision, whether we will ultimately elect to utilize this repatriation provision depends on a number of factors.  Based on the interpretive guidance issued to date by the Service, we currently believe that we will elect to utilize this repatriation provision in our 2005 tax year.  This includes the Service’s release of

Notice 2005-38, which explicitly provides that a Code section 78 gross-up does not apply to any foreign tax for which a foreign tax credit is disallowed under Code section 965.  Consequently, a domestic reinvestment plan was implemented including the required chief executive officer and Board of Directors approval.  The amount that we are considering for application under this provision is not greater than $35.0 million.  Our current tax accrual reflects application of the provisions of the Act.

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

Preferred Stock Issuances.  On June 16, 2005, we issued 13.0 million shares of non-cumulative perpetual preferred stock under our shelf registration for net proceeds of $542.0 million.  Substantially all of the preferred securities proceeds were used to repurchase shares of outstanding common stock.  Following our issuance of perpetual preferred stock, we now have the ability to issue up to $2.45 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts.

Preferred Stock Dividend Restrictions and Payments.  The certificates of designations for the preferred stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels.  As of September 30, 2005, we have no preferred dividend restrictions.

On September 30, 2005, we paid a dividend of $9.4 million, equal to $1.59 per share on Series A non-cumulative perpetual preferred stock and equal to $0.47 per share on Series B non-cumulative perpetual preferred stock, to stockholders of record as of September 1, 2005.

Common Stock Issued and Treasury Stock Acquired

Our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock.  Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

In June 2005, following our Board of Directors authorization of the repurchase of up to 15.0 million shares of our outstanding common stock, we entered into an accelerated stock repurchase agreement with a third party investment banker for approximately 13.7 million shares of our common stock with an initial payment of $542.3 million.  This transaction is subject to a market pricing adjustment provision based on the volume weighted average market price over the execution period, which can be settled in shares or cash.  On October 3, 2005, we elected to settle in cash.  Settlement is expected to occur in fourth quarter 2005.  We do not intend to make further purchases under this program.

In March 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock.  This program began after the completion of the May 2004 repurchase program, which authorized the repurchase of up to $700.0 million of our outstanding common stock.  Under the May 2004 and March 2005 repurchase programs, we acquired 8.4 million shares in the open market at an aggregate cost of $325.0 million during the six months ended June 30, 2005.  Of that amount, $75.0 million was acquired under the May 2004 repurchase program and $250.0 million was acquired under the March 2005 repurchase program.  The share repurchase program announced in March 2005 was completed in May 2005.

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

Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits.  Based on this limitation and 2004 statutory results, Principal Life could pay approximately $591.1 million in stockholder dividends in 2005 without exceeding the statutory limitation.  As of September 30, 2005, there have been no dividends declared by Principal Life.

On November 2, 2005, Principal Life declared a common stock dividend to its parent company of up to $300.0 million, $200.0 million of which was accrued as of November 2, 2005.

International Operations

Our Brazilian, Hong Kong, Indian, Chilean and Mexican operations produced positive cash flow from operations for the nine months ended September 30, 2005 and 2004.  These cash flows historically have been maintained at the local country level for strategic expansion purposes and local capital requirements.  Our international operations have required infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations.  Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources.  Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we have repatriated and will continue to repatriate a portion of the capital from certain countries in 2005.

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

	For the nine months ended September 30,		For the year ended December 31,
	2005	2004	2004	2003	2002
Ratio of earnings to fixed charges before interest credited on investment products (1)	13.7	8.0	9.5	7.3	4.2
Ratio of earnings to fixed charges	2.2	1.9	2.0	1.9	1.4

(1) For the nine months ended September 30, 2005, increase primarily due to an increase in earnings, the effects of tax-related interest and lower long-term borrowing costs.

Contractual Obligations and Commercial Commitments

As of September 30, 2005, we had $806.7 million of long-term debt outstanding compared to $843.5 million at December 31, 2004.  There have been no significant changes to contractual obligations and commitments since December 31, 2004.

Short-Term Debt

As of September 30, 2005, we had credit facilities with various financial institutions in an aggregate amount of $1.1 billion.  As of September 30, 2005 we had $379.4 million of outstanding borrowings related to our credit facilities with $229.4 million of assets pledged as support, compared to $281.7 million of outstanding borrowings at December 31, 2004 with $221.3 million of assets pledged as support.  Assets pledged consisted primarily of commercial mortgages and mortgage-backed securities.  Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of September 30, 2005.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds.  These agreements generally expire from 2005 through 2019.  The maximum exposure under these agreements as of September 30, 2005, was approximately $217.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position.  Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position.  It is possible that such outcomes could materially affect net income in a particular quarter or annual period.  The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $191.0 million as of September 30, 2005).  New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies.  Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand.  In April 2003, the New Zealand Securities Commission (“the Commission”) opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment.

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

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group.  Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004.  The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $38.0 million as of September 30, 2005) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $34.0 million as of September 30, 2005) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”).  FITB is an asset used in calculating unit pricing of funds.  Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated.  We intend to vigorously defend against these claims.  Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position.  It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of BT Financial Group, Principal Residential Mortgage, Inc., and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated.  While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business or financial position.  It is possible that such outcomes could materially affect net income in a particular quarter or annual period.  The fair value of such indemnifications issued after January 1, 2003, was determined to be insignificant.

Investments

We had total consolidated assets as of September 30, 2005, of $121.1 billion, of which $57.0 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $54.1 billion were held by our U.S. operations and the remaining $2.9 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and reviewing and approving all investments. As of September 30, 2005, there are ten members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 68% and the debt service coverage ratio at loan inception was 1.9 times as of September 30, 2005.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of September 30, 2005.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of September 30, 2005, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	September 30, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$27,252.0	50%	$26,477.1	49%
Private	12,207.8	23	12,749.6	24
Equity securities	765.2	1	725.9	1
Mortgage loans
Commercial	10,109.7	19	10,224.7	19
Residential	1,160.6	2	1,104.0	2
Real estate held for sale	134.7	—	136.1	—
Real estate held for investment	803.5	1	809.6	1
Policy loans	819.4	2	814.5	2
Other investments	812.3	2	1,339.7	2
Total invested assets	54,065.2	100%	54,381.2	100%
Cash and cash equivalents	1,061.3		367.6
Total invested assets and cash	$55,126.5		$54,748.8

U.S. Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.6% for the three months ended September 30, 2005, compared to 5.8% for the three months ended September 30, 2004.  The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.7% for the nine months ended September 30, 2005, compared to 5.7% for the nine months ended September 30, 2004.  We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the three months ended September 30,
	2005		2004
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.7%	$573.4	6.0%	$560.8
Equity securities	6.2	11.6	6.3	11.3
Mortgage loans — Commercial	6.6	166.3	7.2	177.6
Mortgage loans — Residential	4.6	13.2	4.5	13.3
Real estate	11.2	27.0	4.8	11.6
Policy loans	6.2	12.6	6.3	12.7
Cash and cash equivalents	2.8	7.7	2.1	8.3
Other investments	3.1	6.6	1.8	4.7
Total before investment expenses	5.9	818.4	6.0	800.3
Investment expenses	0.3	33.0	0.2	29.3
Net investment income	5.6%	$785.4	5.8%	$771.0

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the nine months ended September 30,
	2005		2004
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.8%	$1,718.7	5.9%	$1,634.0
Equity securities	6.4	35.8	6.2	33.3
Mortgage loans — Commercial	6.6	503.6	7.0	515.5
Mortgage loans — Residential	4.5	38.6	4.0	37.0
Real estate	7.5	52.8	7.2	65.5
Policy loans	6.1	37.7	6.3	38.1
Cash and cash equivalents	3.3	18.0	1.5	16.6
Other investments	1.6	12.8	2.2	18.2
Total before investment expenses	5.9	2,418.0	5.9	2,358.2
Investment expenses	0.2	100.7	0.2	95.5
Net investment income	5.7%	$2,317.3	5.7%	$2,262.7

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 73% of total U.S. invested assets as of September 30, 2005 and December 31, 2004. The fixed maturity securities portfolio was comprised, based on carrying amount, of 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of September 30, 2005 and 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of December 31, 2004. Included in the privately placed category as of September 30, 2005, and December 31, 2004, were $6.3 billion and $5.8 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of September 30, 2005, and December 31, 2004, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	September 30, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$459.4	1%	$274.2	1%
States and political subdivisions	1,216.5	3	947.0	2
Non-U.S. governments	471.8	1	490.3	1
Corporate — public	19,495.9	50	19,572.4	50
Corporate — private	9,868.1	25	10,549.4	27
Residential pass-through securities	1,486.9	4	1,536.2	4
Commercial mortgage-backed securities	3,931.4	10	3,472.7	9
Residential collateralized mortgage obligations	667.6	1	652.4	2
Asset-backed securities	1,862.2	5	1,732.1	4
Total fixed maturities	$39,459.8	100%	$39,226.7	100%

We held $7,948.1 million of mortgage-backed and asset-backed securities as of September 30, 2005, and $7,393.4 million as of December 31, 2004.

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

The international exposure in our U.S. fixed maturity securities totaled $6,409.9 million, or 16% of total fixed maturity securities, as of September 30, 2005, comprised of corporate and foreign government fixed maturity securities. Of the $6,409.9 million as of September 30, 2005, investments totaled $1,653.3 million in the continental European Union, $1,507.9 million in the United Kingdom, $823.3 million in Asia, $581.4 million in Australia, $498.2 million in South America, $322.8 million in Mexico and $64.4 million in Japan. The remaining $958.6 million is invested in 17 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets.  Exposure to Canada is not included in our international exposure. As of September 30, 2005, our investments in Canada totaled $1,525.1 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of September 30, 2005, and December 31, 2004.

September 30, 2005
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$364.4
MBIA Inc.(2)	355.3
Bank of America Corp.(3)	338.3
American International Group Inc.(3)	336.2
Royal Bank of Scotland Group PLC(3)	317.3
JP Morgan Chase & Co.(3)	316.3
Verizon Communications Inc.	260.6
General Electric Co	250.5
Citigroup Inc.(3)	238.2
Banco Santander Central Hispano SA	233.0
Total Top Ten Exposures	$3,010.1

(1)           Includes a $238.2 million investment classified as an equity security for U.S. GAAP. The investment issuer engages in managing investment grade third party bond investments and HSBC paper. All non-HSBC paper has the ultimate benefit of price support protection provided by HSBC Bank, PLC. Since Principal Life Insurance Company has the senior priority in the issuer, we believe many third party bonds could be liquidated to satisfy our claim. While we calculate our exposure on a gross basis, the value we attribute to the underlying collateral is $125.0 million.

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

(1)           Includes a $238.3 million investment classified as an equity security for U.S. GAAP. The investment issuer engages in managing investment grade third party bond investments and HSBC paper. All non-HSBC paper has the ultimate benefit of price support protection provided by HSBC Bank, PLC. Since Principal Life Insurance Company has senior priority in the issuer, we believe many third party bonds could be liquidated to satisfy our claim. While we calculate our exposure on a gross basis, the value we attribute to the underlying collateral is $125.0 million.

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

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of September 30, 2005 and December 31, 2004. As of September 30, 2005 and December 31, 2004, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The Securities Valuation Office (“SVO”) of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of September 30, 2005, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 94%.

We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor’s annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor’s. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was a more favorable ratio at 0.53 times compared to the Standard & Poor’s drift ratio of 0.90 times, as of December 31, 2004.

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of September 30, 2005, and December 31, 2004, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality (1)

		September 30, 2005			December 31, 2004
NAIC Rating	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$21,029.3	$21.938.2	56%	$19,807.0	$20,979.9	54%
2	Baa	14,431.4	15,143.2	38	14,939.9	16,012.2	41
3	Ba	1,876.7	1,979.2	5	1,555.9	1,698.7	4
4	B	196.1	210.8	1	323.4	332.3	1
5	Caa and lower	11.3	11.4	—	42.2	44.2	—
6	In or near default	168.9	177.0	—	160.2	159.4	—
	Total fixed maturities	$37,713.7	$39,459.8	100%	$36,828.6	$39,226.7	100%

(1)          Includes 117 securities with an amortized cost of $941.1 million, gross gains of $24.0 million, gross losses of $5.6 million and a carrying amount of $959.5 million as of September 30, 2005, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of September 30, 2005, we had invested 3.7% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of September 30, 2005, and December 31, 2004.

U.S. Invested Assets

Corporate Fixed Maturity Securities by Salomon Industry

	September 30, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,449.9	12%	$3,644.0	12%
Finance — Insurance	2,894.4	10	2,604.0	9
Finance — Other	4,076.2	14	3,838.0	13
Industrial — Consumer	1,063.3	4	975.0	3
Industrial — Energy	2,785.1	9	2,755.8	9
Industrial — Manufacturing	5,145.6	18	5,594.0	19
Industrial — Other	131.0	—	135.1	1
Industrial — Service	4,410.9	15	4,623.2	15
Industrial — Transport	838.4	3	934.0	3
Utility — Electric	2,684.9	9	3,052.4	10
Utility — Other	48.1	—	56.3	—
Utility — Telecom	1,836.2	6	1,910.0	6
Total	$29,364.0	100%	$30,121.8	100%

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

The net realized gain relating to other than temporary credit impairments of fixed maturity securities was $46.8 million for the nine months ended September 30, 2005.  Of the $69.1 million of realized gains, $52.1 million is due to a recovery related to previously impaired securities received as the result of a litigation settlement with the balance coming as recoveries on the sales of previously impaired securities.  Offsetting this realized gain was $22.3 million of other than temporary credit impaired write-downs.

For the nine months ended September 30, 2005, we realized $47.3 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $47.3 million is $18.6 million related to sales of twenty-three credit impaired names. Included in the remaining $28.7 million of losses is an $11.0 million loss related to a large investment that was called from us in September 2005. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of September 30, 2005, and December 31, 2004.

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Industry Category

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,332.1	$128.6	$10.8	$3,449.9
Finance — Insurance	2,809.5	102.1	17.2	2,894.4
Finance — Other	3,904.6	190.1	18.5	4,076.2
Industrial — Consumer	1,024.1	43.7	4.5	1,063.3
Industrial — Energy	2,556.7	236.1	7.7	2,785.1
Industrial — Manufacturing	4,934.4	233.4	22.2	5,145.6
Industrial — Other	126.0	5.1	0.1	131.0
Industrial — Service	4,191.1	235.4	15.6	4,410.9
Industrial — Transport	783.8	60.1	5.5	838.4
Utility — Electric	2,554.3	139.4	8.8	2,684.9
Utility — Other	41.3	6.8	—	48.1
Utility — Telecom	1,702.2	138.5	4.5	1,836.2
Total corporate securities	27,960.1	1,519.3	115.4	29,364.0
U.S. Government and agencies	458.9	2.8	2.3	459.4
States and political subdivisions	1,169.9	49.1	2.5	1,216.5
Non-U.S. governments	420.3	51.7	0.2	471.8
Mortgage-backed and other asset-backed securities	7,622.1	292.9	54.7	7,860.3
Total fixed maturity securities, available-for-sale	$37,631.3	$1,915.8	$175.1	$39,372.0

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,467.0	$183.6	$6.6	$3,644.0
Finance — Insurance	2,497.1	115.6	8.7	2,604.0
Finance — Other	3,648.0	199.2	9.2	3,838.0
Industrial — Consumer	916.1	60.7	1.8	975.0
Industrial — Energy	2,504.9	259.4	8.5	2,755.8
Industrial — Manufacturing	5,233.4	367.1	6.5	5,594.0
Industrial — Other	127.4	7.9	0.2	135.1
Industrial — Service	4,289.9	339.0	5.7	4,623.2
Industrial — Transport	871.2	73.3	10.5	934.0
Utility — Electric	2,852.6	203.0	3.2	3,052.4
Utility — Other	48.9	7.4	—	56.3
Utility — Telecom	1,742.5	170.3	2.8	1,910.0
Total corporate securities	28,199.0	1,986.5	63.7	30,121.8
U.S. Government and agencies	268.6	6.3	0.7	274.2
States and political subdivisions	894.1	53.6	0.7	947.0
Non-U.S. governments	428.4	61.9	—	490.3
Mortgage-backed and other asset-backed securities	6,952.6	371.3	23.5	7,300.4
Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

The total unrealized losses on our fixed maturity securities available-for-sale were $175.1 million and $88.6 million as of September 30, 2005 and December 31, 2004, respectively. Of the $175.1 million in gross unrealized losses as of September 30, 2005, there were $1.7 million in losses attributed to securities scheduled to mature in one year or less, $44.4 million is attributed to securities scheduled to mature between one to five years, $45.5 million is attributed to securities scheduled to mature between five to ten years, $28.8 million is attributed to securities scheduled to mature after ten years, and $54.7 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of September 30, 2005 were concentrated primarily in the Industrial — Manufacturing sectors and Mortgage-backed and other asset-backed securities. The gross unrealized losses as of December 31, 2004 were concentrated primarily in the Mortgage-backed and other asset-backed securities and Industrial — Transportation sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of September 30, 2005, and December 31, 2004.

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Quality

	September 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$24,845.0	$1,151.7	$117.3	$25,879.4
Private	10,533.2	626.2	45.3	11,114.1
Below Investment Grade:
Public	1,322.2	58.6	8.2	1,372.6
Private	930.9	79.3	4.3	1,005.9
Total fixed maturity securities, available-for-sale	$37,631.3	$1,915.8	$175.1	$39,372.0

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$23,634.9	$1,553.5	$36.8	$25,151.6
Private	11,026.1	753.2	31.8	11,747.5
Below Investment Grade:
Public	1,239.2	93.1	6.7	1,325.6
Private	842.5	79.8	13.3	909.0
Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

U.S. Invested Assets

Unrealized Losses on Investment Grade Fixed Maturity Securities

Available-for-Sale by Aging Category

	September 30, 2005
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$4,879.5	$50.8	$1,662.6	$18.8	$6,542.1	$69.6
Greater than three to six months	437.5	9.1	102.5	2.0	540.0	11.1
Greater than six to nine months	1,115.6	20.3	217.0	4.0	1,332.6	24.3
Greater than nine to twelve months	698.1	15.2	124.4	2.7	822.5	17.9
Greater than twelve to twenty-four months	656.2	17.5	407.2	12.6	1,063.4	30.1
Greater than twenty-four to thirty-six months	119.2	4.3	132.7	5.2	251.9	9.5
Greater than thirty-six months	1.7	0.1	—	—	1.7	0.1
Total fixed maturities, available-for-sale	$7,907.8	$117.3	$2,646.4	$45.3	$10,554.2	$162.6

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

U.S. Invested Assets

Unrealized Losses on Below Investment Grade Fixed Maturity Securities

Available-for-Sale by Aging Category

	September 30, 2005
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$154.6	$2.3	$59.3	$0.9	$213.9	$3.2
Greater than three to six months	61.1	0.7	43.8	0.8	104.9	1.5
Greater than six to nine months	61.7	2.3	18.5	0.4	80.2	2.7
Greater than nine to twelve months	1.6	0.2	8.6	0.2	10.2	0.4
Greater than twelve to twenty-four months	27.7	1.4	0.6	0.1	28.3	1.5
Greater than twenty-four to thirty-six months	—	—	—	—	—	—
Greater than thirty-six months	45.7	1.3	32.2	1.9	77.9	3.2
Total fixed maturities, available-for-sale	$352.4	$8.2	$163.0	$4.3	$515.4	$12.5

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

Of total gross unrealized losses as of September 30, 2005 and December 31, 2004, $162.6 million and $68.6 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $12.5 million and $20.0 million as of September 30, 2005 and December 31, 2004, respectively.

As of September 30, 2005 there were no fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more. The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of December 31, 2004.

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

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $5.1 million as of December 31, 2004.  There were no gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost as of September 30, 2005.  The gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” were $3.6 million as of December 31, 2004.  There were no “problem”, potential problem” or “restructured” associated with these securities as of September 30, 2005.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	September 30, 2005	December 31, 2004
	($ in millions)
Total fixed maturity securities (public and private)	$39,459.8	$39,226.7
Problem fixed maturity securities	$113.7	$68.5
Potential problem fixed maturity securities	98.0	119.6
Restructured fixed maturity securities	—	10.4
Total problem, potential problem and restructured fixed maturity securities	$211.7	$198.5
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	1%	1%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. At September 30, 2005, commercial mortgage loans aggregated to $10,109.7 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

California accounted for 18% of our commercial mortgage loan portfolio as of September 30, 2005. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses by building and geographic fault lines the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of September 30, 2005, 37% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of September 30, 2005 and December 31, 2004 was 1,311 and 1,318, respectively. The average loan size of our commercial mortgage portfolio was $7.7 million as of September 30, 2005.

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

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments is subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $33.9 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. Decreases in the valuation allowance aggregated to $0.3 million for the nine months ended September 30, 2005, and $7.2 million for the year ended December 31, 2004.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets

Commercial Mortgage Valuation Allowance

	For the nine months ended September 30, 2005	For the year ended December 31, 2004
	($ in millions)
Beginning balance	$42.4	$49.6
Provision	6.1	14.4
Release	(6.4)	(21.6)
Ending balance	$42.1	$42.4
Valuation allowance as % of carrying value before reserves	1%	1%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	September 30, 2005	December 31, 2004
	($ in millions)
Total commercial mortgages	$10,109.7	$10,224.7
Problem commercial mortgages(1)	$28.3	$38.2
Potential problem commercial mortgages	22.0	51.2
Restructured commercial mortgages	65.6	59.3
Total problem, potential problem and restructured commercial mortgages	$115.9	$148.7
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1%	2%

(1)          Problem commercial mortgages include mortgage loans in foreclosure of $10.4 million as of September 30, 2005.  There were no mortgage loans in foreclosure as of December 31, 2004.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of September 30, 2005, and December 31, 2004, the carrying amount of equity real estate investment was $938.2 million and $945.7 million, or 1% of U.S. invested assets. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale”. Real estate held for investment totaled $803.5 million as of September 30, 2005, and $809.6 million as of December 31, 2004. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended September 30, 2005 and December 31, 2004, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of September 30, 2005, and December 31, 2004, was $134.7 million and $136.1 million, net of valuation allowances of $4.3 million and $5.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of September 30, 2005. By property type, there is a concentration in office buildings and industrial that represented approximately 63% of the equity real estate portfolio as of September 30, 2005.

Other Investments

Our other investments totaled $812.3 million as of September 30, 2005, compared to $1,339.7 million as of December 31, 2004. Derivatives accounted for $439.6 million in other investments as of September 30, 2005. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

International Investment Operations

As of September 30, 2005, our international investment operations consist of the investments of Principal International comprised of $2.9 billion in invested assets. Principal Global Investors works with each Principal International affiliate to develop investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies, which are approved by Principal Global Investors. Each international affiliate is required to submit a compliance report relative to its strategy to Principal Global Investors. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

Overall Composition of International Invested Assets

As shown in the following table, the major categories of international invested assets as of September 30, 2005, and December 31, 2004, were fixed maturity securities and residential mortgage loans:

International Invested Assets

	September 30, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$2,109.1	72%	$1,782.6	72%
Private	0.6	—	—	—
Equity securities	27.1	1	36.7	2
Mortgage loans
Residential	474.5	16	385.8	16
Real estate held for investment	11.3	—	10.8	—
Other investments	323.8	11	246.0	10
Total invested assets	2,946.4	100%	2,461.9	100%
Cash and cash equivalents	55.3		83.0
Total invested assets and cash	$3,001.7		$2,544.9

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

As of September 30, 2005, the difference between the asset and liability durations on our primary duration managed portfolio was
-.02.  This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities.  Our goal is to minimize the duration gap.  Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25.  The value of the assets in this portfolio was $30,653.2 million as of September 30, 2005.

For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior.  As of September 30,

2005, the weighted-average difference between the asset and liability durations on these portfolios was +.68.  This duration gap indicates that as of this date the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities.  We attempt to monitor this duration gap consistent with our overall risk/reward tolerances.  The value of the assets in these portfolios was $15,272.6 million as of September 30, 2005.

We also have a block of participating general account pension business that passes the actual investment performance of the assets to the customer.  The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk.  The value of the assets in these portfolios was $1,728.9 million as of September 30, 2005.

Using the assumptions and data in effect as of September 30, 2005, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $97.9 million.  The following table details the estimated changes by risk management strategy.  The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

Risk Management Strategy	September 30, 2005 Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)

Primary duration-managed	$30,653.2	3.86	(.02)	$6.1
Duration-monitored	15,272.6	5.24	.68	(104.0)
Non duration-managed	1,728.9	6.04	N/A	N/A
Total	$47,654.7			$(97.9)

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

We have increased our credit exposure through credit default swaps by investing in $42.5 million of subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of September 30, 2005 was $500.0 million.  We recognized a $4.3 million pre-tax loss on the change in fair value of the credit default swaps for the nine months ended September 30, 2005, and the fair value was $8.1 million, with $9.2 million reflected as an other invested asset and $1.1 million reflected as an other liability on the consolidated statements of financial position. We also invested in credit default swaps creating replicated assets with a notional amount of $671.3 million and a fair value of $4.1 million, with $6.1 million reflected as an other invested asset and $2.0 million recorded as an other liability on the consolidated statements of financial position as of September 30, 2005.  We recognized a $1.3 million pre-tax loss on the change in fair value for these credit default swaps for the nine months ended September 30, 2005.

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

We have determined that this grantor trust is a variable interest entity and that we are the primary beneficiary of the trust due to our sole interest in the variable interest entity and management of the synthetic reference portfolios.  As of September 30, 2005, our consolidated statements of financial position include $130.0 million of available-for-sale fixed maturity securities, which represented the collateral held by the trust.  As of September 30, 2005, the credit default swap entered into by the trust has an outstanding notional amount of $130.0 million and an immaterial change in fair value.  Changes in fair value of the swap will be recorded in earnings, and the fair value of the swap is reflected on the consolidated statements of financial position as an other asset or liability.  The creditors of the grantor trusts have no recourse to the assets of our company.

We also offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately in realized gains (losses). There was no pre-tax gain or loss recognized for the nine months ended September 30, 2005.

We contributed undated subordinated floating rate notes to three grantor trusts.  The trusts separated the cash flows of the underlying notes by issuing an interest-only certificate and a residual certificate related to each note contributed.  We retained the interest-only certificates and the residual certificates were subsequently sold to a third party.  We have determined these grantor trusts are variable interest entities and it is necessary for us to consolidate these entities.  The obligation to deliver the underlying securities to residual certificate holders of $147.7 million as of September 30, 2005, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities.  For the nine months ended September 30, 2005, we recognized a $0.7 million pre-tax loss on the change in fair value of the obligation, which is reflected in accumulated other comprehensive income on the consolidated statements of financial position.

We offer an equity indexed annuity product that contains an embedded derivative that has been bifurcated and accounted for separately in realized gains (losses). We economically hedge the equity indexed annuity product by purchasing options that match the product’s profile. For the nine months ended September 30, 2005, we recognized a $0.5 million pre-tax gain on the call spread options purchased and a $0.9 million pre-tax loss on the change in fair value of the embedded derivatives.

We offer certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider.  The GMWB provides that the contractholder will receive at least their principal deposit back through withdrawals of up to a specified annual amount, even if the account value is reduced to zero.  The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract.  Declines in the equity market may increase our exposure to benefits under contracts with the GMWB.  We economically hedge the GMWB exposure using futures, options and interest rate swaps.  For the nine months ended September 30, 2005, we recognized a $0.3 million pre-tax loss on the hedging instruments and a $0.1 million pre-tax gain on the change in fair value of the embedded derivatives.

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

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of September 30, 2005, and December 31, 2004.

Derivative Financial Instruments — Notional Amounts

	September 30, 2005		December 31, 2004
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$8,451.6	50%	$7,481.9	49%
Foreign currency swaps	3,386.1	20	3,037.5	20
Credit default swaps	1,301.3	7	988.3	7
Embedded derivative financial instruments	951.0	6	894.4	6
Interest rate lock commitments	723.5	4	634.3	4
Swaptions	621.8	4	429.0	3
Currency forwards	435.8	3	441.7	3
Total return swaps	400.0	2	—	—
Futures	377.3	2	11.8	—
Call options	163.9	1	73.0	1
Mortgage-backed forwards and options	113.5	1	586.8	4
Bond options	38.5	—	38.5	—
Bond forwards	—	—	508.0	3
Total	$16,964.3	100%	$15,125.2	100%

Derivative Financial Instruments — Credit Exposures

	September 30, 2005		December 31, 2004
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$372.6	77%	$805.2	85%
Interest rate swaps	67.4	14	41.5	4
Call options	16.1	4	10.5	1
Credit default swaps	15.3	3	19.3	2
Currency forwards	10.4	2	7.1	1
Bond options	0.6	—	0.7	—
Bond forwards	—	—	66.8	7
Total credit exposure	482.4	100%	951.1	100%
Less: Collateral received	(142.2)		(396.5)
Total	$340.2		$554.6

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	September 30, 2005
		Weighted		Fair Value (no accrued interest)
	Notional Amount	Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$8,451.6	6.10	(1)	$(321.1)	$(28.6)	$230.5
Mortgage-backed forwards and options	113.5	.04	(4)	0.7	(0.4)	(2.4)
Swaptions	621.8	8.29	(3)	(49.4)	(26.5)	(13.9)
Futures	373.8	.21	(2)	(17.0)	1.4	19.9
Total return swaps	400.0	.22	(1)	—	—	—
Bond options	38.5	2.38	(4)	(4.0)	(1.2)	2.6
Total	$9,999.2			$(390.8)	$(55.3)	$236.7

(1)                                  Based on maturity date of swap.

(2)                                  Based on maturity date.

(3)                                  Based on option date of swaption.

(4)                                  Based on settlement date.

We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

Debt Issued and Outstanding

As of September 30, 2005, the aggregate fair value of long-term debt was $1,018.9 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $31.0 million.  Debt is not recorded at fair value on the balance sheet.

	September 30, 2005
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$533.2	$515.6	$498.7
8% surplus notes payable, due 2044	121.8	112.2	102.7
Non-recourse mortgages and notes payable	345.8	342.5	339.3
Other mortgages and notes payable	49.1	48.6	48.0
Total long-term debt	$1,049.9	$1,018.9	$988.7

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2005, the fair value of our equity securities was $792.3 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $79.2 million. As of September 30, 2005, a 10% immediate and sustained decline in the equity markets would result in a decrease of asset-based fee revenues of $16.0 million over the next three months. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market, foreign currency-denominated fixed maturity securities purchased, and our international operations. The foreign currency risk on funding agreements and fixed maturity securities is eliminated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2005, was $2,566.2 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2005, was $795.8 million. With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks.  As of September 30, 2005, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. As of June 15, 2005, we settled currency forwards used to hedge a portion of our net equity investment in our Mexican operations from currency fluctuations.  We recognized a $2.7 million pre-tax loss on these contracts which is included in accumulated other comprehensive income.  As of September 30, 2005, we used currency forwards to hedge a portion of our net equity investment in our Chilean operations from currency fluctuations.  The outstanding notional amount of the forwards relating to these operations was $94.6 million (approximately $51.0 billion Chilean pesos) and we recognized a $1.8 million pre-tax loss in other comprehensive income from these contracts for the three and nine months ended September 30, 2005.  Currently, there are no other outstanding net equity investment hedges.

We estimate that as of September 30, 2005, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

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

Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2005, and have concluded that our disclosure controls and procedures are effective.

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

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate.  Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement.  On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa.  On July 22, 2005, the plaintiff’s motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted.  On September 21, 2005, the plaintiff’s motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United State Court of Appeals for the Eighth Circuit. A lawsuit was filed against us, Principal Life, and Principal Financial Services, Inc. in the United States District Court for the Southern District of Iowa on October 31, 2005. The claims and allegations in the new lawsuit are substantially the same as those in the December 23, 2004 lawsuit, but the proposed class is limited to those members of the settlement class in the Principal Life sales practices class action settlement who did not own annuities and who received demutualization consideration in the form of cash under the plan of demutualization. Our time to respond or to move to dismiss the lawsuit has not yet expired.

While the outcome of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on our business or financial position.  The outcome of litigation is always uncertain, and unforeseen results can occur.  It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2005 – January 31, 2005	950,449	(3)	$40.24	935,000	$37.4	(1)
February 1, 2005 – February 28, 2005	945,964	(3)	$39.88	937,165	$—	(1)
March 1, 2005 – March 31, 2005	2,292,194	(3)	$38.66	2,290,542	$161.4	(2)
April 1, 2005 – April 30, 2005	3,578,538	(3)	$38.07	3,578,500	$25.2	(2)
May 1, 2005 – May 31, 2005	660,398		$38.17	660,398	$—	(2)
June 1, 2005 – June 30, 2005	13,740,653	(3)	$39.47	13,740,000	$—	(4)
July 1, 2005 – July 31, 2005	—		$—	—	$—
August 1, 2005 – August 31, 2005	68	(3)	$46.20	—	$—
September 1, 2005 – September 30, 2005	—		$—	—	$—
Total	22,168,264			22,141,605

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

(3)          The number of shares include shares of common stock utilized to execute certain stock incentive awards in 2005: 15,449 shares in January, 8,799 shares in February, 1,652 shares in March, 38 shares in April, 653 shares in June, and 68 shares in August.

(4)          In June 2005, following our Board of Directors’ authorization of the repurchase of up to 15.0 million shares of our outstanding common stock, we entered into an accelerated stock repurchase agreement with a third party investment banker for approximately 13.7 million shares of our common stock with an initial payment of $542.3 million.  We do not intend to make further purchases under this program.

Item 6.  Exhibits and Reports on Form 8-K

a.              Exhibits

Exhibit Number	Description
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc., amended and restated as of January 1, 2005
10.9.1

Amendment to the Principal Select Savings Excess Plan (incorporated by reference to the written description of such amendment included in Principal Financial Group, Inc.’s Current Report on Form 8-K filed on September 26, 2005 (Commission File No. 1-16725))

10.10.1

Amendment to the Supplemental Executive Retirement Plan for Employees (incorporated by reference to the written description of such amendment included in Principal Financial Group, Inc.’s Current Report on Form 8-K filed on September 26, 2005 (Commission File No. 1-16725))

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

PRINCIPAL FINANCIAL GROUP, INC.
Dated: November 2, 2005	By	/s/ Michael H. Gersie
Michael H. Gersie
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description	Page
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc., amended and restated as of January 1, 2005	98
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges	102
31.1	Certification of J. Barry Griswell	103
31.2	Certification of Michael H. Gersie	104
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – J. Barry Griswell	105
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael H. Gersie	106