Form 10-K
period 2005-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2006-03-02
CIK 1126328

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 21, 2006, there were outstanding 279,499,701 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $11,707,362,842 based on the closing price of $41.90 per share of Common Stock on the New York Stock Exchange on June 30, 2005.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2006, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2005.

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

        Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in any of our ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life Insurance Company ("Principal Life"); (10) the pattern of amortizing our deferred policy acquisition costs ("DPAC") on our Statement of Financial Accounting Standard ("SFAS") No. 97 Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments ("SFAS 97") products may change, impacting both the level of the asset and the timing of our operating earnings; (11) we may need to fund deficiencies in our closed block ("Closed Block") assets; (12) changes in laws, regulations or accounting standards may reduce our profitability; (13) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (14) fluctuations in foreign currency exchange rates could reduce our profitability; and (15) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.

PART I

Item 1.    Business

        The Principal Financial Group is a leading provider of retirement savings, investment and insurance products and services with $195.2 billion in assets under management and approximately fifteen million customers worldwide as of December 31, 2005.

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

        The following table summarizes our operating revenues for our products and services, which are described in each of the subsequent operating segment discussions:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
U.S. Asset Management and Accumulation:
Full-service accumulation	$1,245.9	$1,168.7	$1,099.5
Full-service payout	863.5	811.8	862.5
Investment-only	1,002.3	931.6	905.9

Total pension	3,111.7	2,912.1	2,867.9
Individual annuities	471.6	393.8	354.9
Mutual funds	206.6	182.1	121.1
Other and eliminations	(36.9)	(30.8)	7.7

Total U.S. Asset Accumulation	3,753.0	3,457.2	3,351.6
Principal Global Investors	417.3	343.4	313.4
Eliminations	(71.1)	(58.7)	(42.6)

Total U.S. Asset Management and Accumulation	4,099.2	3,741.9	3,622.4
International Asset Management and Accumulation	604.5	518.4	399.5
Life and Health Insurance:
Individual life insurance	1,361.7	1,370.4	1,360.1
Health insurance	1,894.3	1,806.9	1,746.7
Specialty benefits insurance	1,131.5	1,004.0	907.5

Total Life and Health Insurance	4,387.5	4,181.3	4,014.3
Corporate and Other	(59.1)	(23.0)	26.8

Total operating revenues	$9,032.1	$8,418.6	$8,063.0

Total operating revenues	$9,032.1	$8,418.6	$8,063.0
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(22.2)	(114.9)	(76.3)
Operating revenues from discontinued real estate investments	(2.2)	(2.5)	(4.0)

Total U.S. GAAP revenues	$9,007.7	$8,301.2	$7,982.7

U.S. Asset Management and Accumulation Segment

        Our U.S. Asset Management and Accumulation segment consists of:

  •
  asset accumulation operations, which provide retirement savings and related investment products and services to businesses, their employees and other individuals; and

  •
  Principal Global Investors, our U.S.-based asset manager.

        For financial results for the U.S. Asset Management and Accumulation segment, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18 Segment Information."

U.S. Asset Accumulation

        Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of asset accumulation products and services for retirement savings and investment:

  •
  To businesses of all sizes with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees, we offer products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans, and employee stock ownership plan ("ESOP") consulting services. For more basic investment needs, we offer SIMPLE IRA and payroll deduction plans;

  •
  To large institutional clients, we also offer investment-only products, including guaranteed investment contracts and funding agreements; and

  •
  To employees of businesses and other individuals, we offer the ability to accumulate funds for retirement and savings through mutual funds, individual annuities and bank products.

        We organize our U.S. asset accumulation operations into six product and service categories: full-service accumulation, full-service payout, investment only, mutual funds, individual annuities and Principal Bank.

Full-Service Accumulation

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

        Full-service accumulation products respond to the needs of plan sponsors seeking both administrative and investment services for defined contribution plans or defined benefit plans. The investment component of both the defined contribution and defined benefit plans may be in the form of a general account, separate account or a mutual fund offering.

        As of December 31, 2005, we provided full-service accumulation products to 31,756 defined contribution pension plans, of which 26,298 were 401(k) plans, covering 2.7 million plan participants, and to 2,808 defined benefit pension plans, covering 298,328 plan participants. As of December 31, 2005, approximately 60% of our full-service accumulation account values were managed by Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

        We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuities and mutual funds. Annuities and the underlying investment options are not required to be registered with the Securities and Exchange Commission ("SEC"). Our mutual fund offering is called Principal Advantage. It is a qualified plan product based on our series mutual fund, Principal Investors Fund, and is a registered product with the SEC. We offer investments covering the full range of stable value, equity, fixed income and international investment options managed by our affiliated asset manager, Principal Global Investors, as well as third-party asset managers.

        On December 17, 2004, we entered into a strategic agreement to acquire ABN AMRO Trust Services Company ("Principal Services Trust Company"), the Chicago-based pension and retirement business of ABN AMRO. Principal Services Trust Company provides full-service defined contribution recordkeeping and investment services in the U.S., administering approximately 280 401(k) plans with more than 120,000 participants, representing $4.0 billion in full-service account values as of December 31, 2004. The transaction closed on December 31, 2004. We are currently in the process of integrating this business into full-service accumulation with plans to be complete by early 2006.

Markets and Distribution

        We offer our full-service accumulation products and services to employer-sponsored pension plans, including qualified and non-qualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. Only 19% of businesses with between 5 and 99 employees, and 36% of businesses with between 100 and 500 employees, offered a 401(k) plan in 2005, according to Spectrem Group. The same study indicates that 65% of employers with between 500 and 1,000 employees and 82% of employers with 1,000 or more employees offered a 401(k) plan in 2005.

        We distribute our full-service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2005, approximately 303 retirement services sales representatives in over 45 offices, operating as a wholesale distribution network, maintained relationships with over 8,829 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2005, we had a separate staff of over 214 service representatives located in the sales offices who play a key role in the ongoing servicing of pension plans by: providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their pension plans.

        We believe that our approach to full-service accumulation plan services distribution gives us a local sales and service presence that differentiates us from many of our competitors. We have also recently established a number of marketing and distribution relationships to increase the sales of our accumulation products with firms such as A.G. Edwards, Mercer Human Resource Consulting, Northwestern Mutual and UBS.

        We distribute our annuity-based products through sales representatives, agents and brokers who are primarily state licensed individuals.

        Principal Advantage, our mutual fund-based product, is targeted at defined contribution plans through broker/dealer distribution channels. Principal Advantage gives us access to National Association of Securities Dealers-registered distributors who are not traditional sellers of annuity-based products and broadens opportunities for us in the investment advisor and broker-dealer distribution channels.

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

Products

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

Markets and Distribution

        Our primary distribution channel for full-service payout products is comprised of several specialized home office sales consultants working through consultants and brokers that specialize in this type of business. Our sales consultants also make sales directly to institutions. Our nationally dispersed retirement services sales representatives act as a secondary distribution channel for these products. Principal Connection also distributes full-service payout products to participants in plans we service who are terminating employment or retiring. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the Internet or by mail.

Investment Only

Products

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

Markets and Distribution

        We market GICs and funding agreements primarily to pension plan sponsors and other institutions. We also offer them as part of our full-service accumulation products. We sell our GICs primarily to plan sponsors for funding of tax-qualified retirement plans. We sell our funding agreements directly to institutions that may or may not be pension funds and unconsolidated special purpose vehicles domiciled either in the U.S. or offshore for funding agreement-backed note programs. The funding agreements sold as part of these funding agreement-backed note programs work by having investors purchase debt obligations from the special purpose vehicle, which, in turn, purchases the funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another. In addition to the special purpose vehicle selling the funding agreement-backed notes to U.S. and foreign institutional investors, the special purpose vehicle may also sell notes to U.S. retail investors through a SEC-registered shelf debt issuance program.

Mutual Funds

        We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses, and institutional investors for use within variable life and variable annuity contracts, for use in employer-sponsored pension plans, as a rollover investment option, and for general investment purposes.

Products

        We were ranked in the top quartile among U.S. mutual fund managers in terms of total mutual fund assets under management as of November 30, 2005, according to the Investment Company Institute. The value of our mutual fund assets we managed was $25.1 billion as of December 31, 2005. We provide accounting, compliance, corporate governance, product development and transfer agency functions for all mutual funds we organize. As of December 31, 2005, our mutual fund operations served approximately 973,000 mutual fund shareholder accounts.

        Principal Variable Contracts Fund.    Principal Variable Contracts Fund is a series mutual fund, which, as of December 31, 2005, provided 31 investment options for use as funding choices in variable annuity and variable life insurance contracts issued by Principal Life. As of December 31, 2005, this fund had $3.9 billion in assets under management. We report the results for the funds backing variable annuity contracts in this segment under "Individual Annuities." We report the results for the funds backing variable life insurance contracts in the Life and Health Insurance segment.

        Principal Investors Fund.    Principal Investors Fund is a series mutual fund, which as of December 31, 2005, offered 55 investment options. This fund acts as the funding vehicle for Principal Advantage, the defined contribution product described above under "U.S. Asset Management and Accumulation Segment-Full-Service Accumulation Products." This fund also offers retail classes of shares ("J shares") to individuals for IRA rollovers and general investment purposes and a class of shares ("I shares") offered primarily to specified institutional investors. As of July 1, 2005, two retail classes from the Principal Mutual Funds merged with Principal Investors Fund under new A and B share classes and continue to be offered to individuals and businesses. As of December 31, 2005, this retail class of shares had $6.7 billion in assets under management; $0.7 billion of this retail class invests in other share classes of Principal Investors Funds. All other share classes of Principal Investors Funds, including seed money, had $14.5 billion of assets under management. We report the results for this fund, excluding the retail class of shares, under "Full-Service Accumulation." We report the results of the three retail share classes under "Mutual Funds."

        Principal Managed Portfolio.    Principal Managed Portfolio is a wrap product offered by our registered investment advisor, Princor Financial Services Corporation ("Princor"), which only invests in Principal Investors Funds. We started to market this product in mid-2005. Clients are charged a quarterly asset based fee on this account. As of December 31, 2005, Principal Managed Portfolio had accumulated $94.3 million in assets.

        Principal Passage Fee Based Brokerage Account.    Principal Passage is a fee based brokerage account. Clients are charged a quarterly asset based fee on their account in lieu of traditional transaction based commissions. As of December 31, 2005, Principal Passage accounts had accumulated $1.2 billion in assets.

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

        Our retail mutual funds are sold primarily through our affiliated financial representatives, independent brokers registered with our securities broker-dealer, Princor, registered representatives from other broker-dealers, direct deposits from our employees and others and Principal Connection. Princor, as the marketing arm of our mutual fund business, recruits, trains and supervises registered representatives selling our products.

Individual Annuities

        Individual annuities offer a tax-deferred means of accumulating retirement savings and provide a tax-efficient source of income during the payout period.

Products

        We offer both fixed and variable annuities to individuals and pension plans. Individual annuities may be categorized in two ways: (1) deferred, in which case assets accumulate until the contract is surrendered, the customer dies or the customer begins receiving benefits under an annuity payout option, or (2) immediate, in which case payments begin within one year of issue and continue for a fixed period of time or for life.

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts ("SPDAs") and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (i.e. only one year). For most contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate and for a specified time period, typically one year. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon our discretion, taking into account market and other conditions. We also offer a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. Our major source of income from fixed deferred annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. Our affiliated asset manager, Principal Global Investors, manages the assets supporting these contracts.

        Variable Deferred Annuities.    Our individual variable deferred annuity products consist almost entirely of flexible premium deferred variable annuity contracts. These contracts are savings vehicles through which the customer makes a single deposit or a series of deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by Principal Global Investors, or other third-party asset managers. As of December 31, 2005, 67% of our $4.0 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by Principal Global Investors and 33% to investment sub-accounts managed by third-party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect death benefit guarantees and/or a living benefit guarantee, commonly known in the industry as a guaranteed minimum withdrawal benefit ("GMWB"). The GMWB feature became available in 2005. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

        Fixed Immediate Annuities.    Our individual fixed immediate annuities consist almost exclusively of single premium immediate annuity contracts ("SPIAs"). SPIAs are products where the customer makes a single deposit, and from which periodic benefit payments are made. Payments may be contingent upon the survival of one or two individuals, or payments may be fixed, meaning payments are contractually guaranteed and do not depend on the continuing survival of any individual. Our major source of income from fixed immediate annuities is the spread between the investment income earned on the underlying general account assets, and the interest rate implied in the calculation of annuity benefit payments. We bear the investment risk because we cannot be certain the investment income we earn on our general account assets will exceed the rate implied in the SPIA contracts. Our affiliated asset manager, Principal Global Investors, manages the assets supporting these contracts.

Markets and Distribution

        Our target markets for individual annuities include owners, executives and employees of small and medium-sized businesses, and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market both fixed and variable annuities to both qualified and non-qualified pension plans.

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 43%, 35%, and 50% of annuity sales for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining sales were made through brokerage general agencies, banks, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Although our percentage of sales from affiliated financial representatives has declined, they continued to be significant in 2005. The decline is a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Principal Bank

        Principal Bank, our electronic banking operation, is a federal savings bank that began its activities in February 1998. It offers traditional retail banking products and services via the telephone, Internet, ATM or by mail. Our current products and services include checking and savings accounts, money market accounts, certificates of deposit, consumer loans, first mortgage loans, home equity loans, credit cards, debit cards, small account rollovers from qualified retirement plans and health savings accounts. As of December 31, 2005, Principal Bank had approximately 113,000 customers and approximately $1.3 billion in assets, primarily funded by retail customer deposits in checking accounts, money market accounts and certificates of deposit.

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

U.S. Asset Management

Principal Global Investors

        As of December 31, 2005, Principal Global Investors, together with its affiliates, Principal Real Estate Investors, Spectrum Asset Management, Post Advisory Group and Columbus Circle Investors, managed $144.5 billion in assets. Principal Global Investors provides asset management services to our other operating segments and to third-party institutional clients. Our third-party institutional assets were $41.1 billion as of December 31, 2005.

        On October 24, 2005, Principal Real Estate Investors and U.S. Bank National Association announced that they agreed to create Principal Commercial Funding II, a jointly-owned business that will compete in the commercial mortgage-backed securities ("CMBS") market. Principal Real Estate Investors is the real estate investment arm of Principal Global Investors. U.S. Bank National Association is the principal banking subsidiary of U.S. Bancorp. The new company is the CMBS platform for both Principal Real Estate Investors and U.S. Bank National Association and focuses on securitizing commercial mortgages originated by both Principal Real Estate Investors and U.S. Bank National Association on its behalf. Principal Commercial Funding II began operations immediately, and will start contributing collateral to securitizations during the first quarter of 2006.

Products

        Principal Global Investors provides a full range of asset management services covering a broad range of asset classes, investment styles and portfolio structures:

        Equity Investments.    As of December 31, 2005, Principal Global Investors, along with Columbus Circle Investors, managed $31.8 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2005, 64% of equity assets under management were derived from our pension products, 19% from other products of the Principal Financial Group, and the remaining 17% from third-party institutional clients.

        Fixed Income Investments.    Principal Global Investors, along with Spectrum Asset Management and Post Advisory Group, managed $79.1 billion in fixed income assets as of December 31, 2005. Principal Global Investors, Spectrum Asset Management and Post Advisory Group provide our clients with access to investment-grade corporate debt, mortgage-backed, asset-backed and commercial mortgage-backed securities, high yield and municipal bonds, private and syndicated debt instruments and preferred securities. As of December 31, 2005, 45% of these assets were derived from our pension products, 21% from other products of the Principal Financial Group, and the remaining 34% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliate Principal Real Estate Investors, managed a portfolio of commercial real estate assets of $31.3 billion as of December 31, 2005. Principal Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. Principal Global Investors had $0.7 billion of assets under management as of December 31, 2005, from bridge/mezzanine loans and commercial mortgages, which appear on its statement of financial position. The commercial mortgages represent the source of mortgages for our commercial mortgage-backed securitization program. As of December 31, 2005, 43% of the commercial real estate portfolio was derived from our pension products, 29% from other products of the Principal Financial Group, and the remaining 28% from third-party institutional clients.

Markets and Distribution

        Principal Global Investors employed over 90 institutional sales, relationship management and client service professionals as of December 31, 2005, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. For the year ended December 31, 2005, approximately 52% of new institutional clients were originated through contact with consultants and other intermediaries, with the balance derived from direct client contact by Principal Global Investors representatives.

International Asset Management and Accumulation Segment

        Our International Asset Management and Accumulation segment consists of Principal International, which has operations in Chile, Mexico, Hong Kong, Brazil, India, China and Malaysia. We focus on countries with favorable demographics and a trend toward private sector defined contribution pension systems. We entered these countries through acquisitions, start-up operations and joint ventures.

        On May 26, 2005, we announced jointly with our partner, ING, the intent to liquidate the ING/Principal Pensions Company, Ltd. operation in Japan. On December 20, 2005, the liquidation process was completed with a formal liquidation filing to the Japanese corporate registry.

        The decision to liquidate the ING/Principal Pensions Company, Ltd. operation in Japan followed a careful evaluation of the joint venture's activities and its prospects for further growth in the Japanese market. After consideration of all the issues, both ING and The Principal determined that the market for defined contribution pensions was unlikely to meet initial expectations.

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

        PI Argentina qualifies for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"), therefore, the results of operations have been removed from our results of continuing operations and segment operating earnings for all periods presented. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. The consolidated statements of cash flows include proceeds from the sale but exclude any operating, investing and financing activity related to these discontinued operations. The results of operations for PI Argentina are reported as other after-tax adjustments in our International Asset Management and Accumulation segment

        On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of December 31, 2005, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac. Our total after-tax proceeds from the sale were approximately U.S. $900.0 million. This amount includes cash proceeds from Westpac, tax benefits and gain from unwinding the hedged asset associated with our investment in BT Financial Group.

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

        BT Financial Group is accounted for as a discontinued operation and therefore, the results of operations have been removed from our results of continuing operations and segment operating earnings for all periods presented. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. The consolidated statements of cash flows include proceeds from the sale but exclude any operating, investing and financing activity related to these discontinued operations. The results of operations (excluding corporate overhead) for BT Financial Group are reported as other after-tax adjustments in 2003 and prior years in our International Asset Management and Accumulation segment.

        For financial results for the International Asset Management and Accumulation segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18 Segment Information."

Principal International

        The activities of Principal International reflect our efforts to accelerate the growth of our assets under management by capitalizing on the international trend toward private sector defined contribution pension systems. Through Principal International, we offer retirement products and services, annuities, long-term mutual funds and life insurance. We have operations in Chile, Mexico, Hong Kong, Brazil, India, China, and Malaysia.

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

        India.    We own 65% of Principal PNB Asset Management Company in India. This company competes in the mutual fund market, managing and administering funds for both individuals and corporations. We sell our mutual funds through regional offices and regional bank branches located throughout India. In addition to the current mutual fund business, we are positioning ourselves to compete in the emerging pension and long-term savings market in India.

        On August 31, 2003, we announced that our wholly owned subsidiary, Principal Financial Group (Mauritius) Ltd. ("PFGM"), had entered into a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks with a combined 5,000 branch network, to sell long-term mutual funds and related financial services in India. We closed the transaction on May 5, 2004. The new company is called Principal PNB Asset Management Company. As part of this transaction, we rolled our then existing fund management company, Principal Asset Management Company, into the joint venture. We retained 65% of the new company, sold 30% to PNB, who merged their own PNB funds into the new company, and 5% to Vijaya Bank.

        On October 21, 2004, PFGM funded a 65% stake in the start-up company PNB Principal Financial Planners Pvt. Ltd. ("PFP"). This company is a distributor of financial products including mutual fund products for other providers, bonds, retail debt offerings, and portfolio management services. Business operations for the company commenced in July of 2005.

        On February 21, 2005, PFGM acquired a 26% stake and management control of PNB Principal Insurance Advisory Company Pvt. Ltd. ("PPIAC"), an insurance brokerage company in India.

        Malaysia.    After purchasing an additional 10% on August 31, 2005, we now own a 40% interest in a joint venture with our partner CIMB-Berhad, a large Malaysian bank holding company. The company markets mutual funds through wholesale bank channels and its own sales force. In addition, the company manages a significant amount of institutional asset mandates.

        China.    On August 7, 2005, Principal Financial Group announced that it entered into a joint venture agreement with China Construction Bank ("CCB") to market mutual funds in the People's Republic of China. We closed the transaction on September 19, 2005 with a 25% ownership in CCB-Principal Asset Management Company, Ltd.

Latin America

        Brazil.    We own 46% of BrasilPrev Seguros e Previdencia S.A. ("BrasilPrev"), a private pension company in Brazil, through a joint venture arrangement with Banco do Brasil, Brazil's largest bank with a 3,900 branch network. We are Banco do Brasil's exclusive partner for distributing pension, retirement and asset accumulation products. BrasilPrev provides defined contribution products and annuities for the retirement needs of employers and individuals. Banco do Brasil's employees sell directly to individual clients through its bank branches. In addition, BrasilPrev reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public, and (2) in coordination with Banco do Brasil's corporate account executives to reach Banco do Brasil's existing corporate clients.

        Chile.    We own Principal Companía de Seguros de Vida Chile S.A., a Chilean insurance company, that primarily sells retirement annuities to individuals exiting the pre-retirement accumulation system. We distribute our annuity products through a network of 60 captive agents and 180 independent agents as of December 31, 2005. We also utilize sales representatives who sell through brokers, and we also market life accumulation products (qualified and non-qualified) to individuals through brokers. Based upon assets, we were ranked as the fifth largest life insurance company in Chile as of September 30, 2005, according to the Superintendencia de Valores y Seguros, the Chilean regulatory agency for insurance companies. We also own Principal Administradora General de Fondos S.A. Its primary business focus is to serve the voluntary/complementary long-term savings market offering "APV plans" (qualified individual solutions). As of September 30, 2005 we rank number one in AUM for mutual fund companies offering these plans. We also own Principal Créditos Hipotecarios S.A. Through this business, we originate, sell and service mortgage loans in Chile.

        Mexico.    We own Principal Afore S.A. de C.V., a private pension company which manages and administers more than three million individual retirement accounts under the mandatory privatized social security system in effect for all non-government employees in Mexico; Principal Pensiones S.A. de C.V., ("Principal Pensiones"), an annuity company;

Principal México Compañía de Seguros S.A. de C.V., ("Principal Seguros"), a life insurance company; and Principal Fondos de Inversión, S.A. de C.V., a mutual fund company. Our focus is on both pre-retirement and post-retirement savings plans. We distribute Principal Afore S.A. de C.V.'s products and services through a dedicated sales force of approximately 3,050 sales representatives as of December 31, 2005, who sell directly to individuals. As of December 31, 2005, Principal Pensiones used 131 employed sales representatives and independent brokers to distribute annuities directly to customers that are exiting the pre-retirement accumulation system. Our life insurance company, Principal Seguros, primarily focuses on manufacturing life products to complement our annuities business.

        On February 28, 2003, we acquired AFORE Tepeyac S.A. de C.V. from Mapfre American Vida, Caja Madrid and Mapfre Tepeyac. On July 31, 2003, we acquired S.I. Genera, S.A. de C.V. ("Genera") a mutual fund company that manages and administers funds for both individuals and corporations, from Vector, Casa de Bolsa, S.A. de C.V. Effective October 13, 2005, we changed the name of this subsidiary to Principal Fondos de Inversión, S.A. de C.V. ("PFI"). We distribute PFI's products and services through a sales force of approximately 114 employees located in major cities in the country.

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

        For financial results for the Life and Health Insurance segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18 Segment Information."

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administer approximately 632,000 individual life insurance policies with $102.6 billion of individual life insurance in force as of December 31, 2005. As of September 30, 2005, our life insurance business was ranked 23rd in the United States for annualized sales according to LIMRA.

Products and Services

        We offer a variety of individual life insurance products, including universal and variable universal life insurance and term life insurance, with a focus on using these products for nonqualified executive benefits for small-to-medium sized businesses.

        Nonqualified Executive Benefits.    Small and medium-sized companies are challenged with how to build quality benefits packages for executives, how to transition the company's ownership to a partner or family member and how to save the amount of money they desire for retirement. Executives and other key employees often have personal insurance needs. These needs are the focus of our products within the individual life insurance arena. In 2001, we enhanced our ability to provide these services by acquiring Executive Benefit Services, Inc., ("EBS") a Raleigh, North Carolina-based company specializing in the marketing, sale, implementation and administration of executive benefit plans. In 2005, we rebranded EBS to more strongly reflect the Principal name.

        We have a growing focus and expertise in providing executive life insurance benefits to companies designated by the Internal Revenue Service as S-corporations, in addition to traditional C-corporation clients. As a growing segment of the small-to-medium sized business market, S-corporations require unique plan designs that meet very specific legal requirements.

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer life insurance protection for which both the premium and the death benefit may be adjusted by the policyholder. Universal life insurance usually includes a cash value account that accumulates at a floating interest rate, with a minimum rate guarantee. Variable life insurance substitutes various investment options for the single floating interest rate of universal life insurance.

        For the year ended December 31, 2005, 89% of individual life insurance annualized first year premium sales have come from universal and variable universal life insurance products. Universal and variable universal life insurance represent 50% of individual life insurance premium and deposits for the year ended December 31, 2005, and 43% of individual life insurance in force as of December 31, 2005. Variable universal life insurance products represented 38% of our universal and variable universal life insurance deposits for the year ended December 31, 2005.

        After removing expenses for a policy, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in our general account. Interest is credited to the policyholder's account based on the earnings on general account investments. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of separate account choices. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on separate account investments is allocated directly to the policyholder accounts; the policyholder bears the investment risk. Some of our universal life and variable universal life insurance contracts contain what are commonly referred to as "secondary" or "no-lapse guarantee" provisions. A no-lapse guarantee keeps the contract in force, even if the contractholder's account balance is insufficient to cover all of the contract charges, provided that the contractholder has continually paid a specified minimum premium.

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and term life insurance products. Participating products and term life insurance products represented 7% and 4%, respectively, of our individual life insurance annualized first year premium sales for the year ended December 31, 2005, and 35% and 22%, respectively, of individual life insurance in force as of December 31, 2005. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to change the premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policy dividends are not paid on term insurance.

Group Health Insurance

        We began offering group health insurance in 1941. We offer a variety of group medical insurance products, including high deductible health plans with health savings accounts. We also provide administrative services on a fee-for-service basis for medical, dental, disability, vision, and wellness benefits.

Products and Services

        Our group health insurance products described below provide appropriate interactions for members along a continuum of care management, from wellness services to acute and chronic care and disease management programs. These programs include care management, a transplant network, chronic disease management, pre-natal assistance and 24-hour access to online health management resources such as symptom checkers, prescription drug information and provider information.

        Group Health Insurance.    As of December 31, 2005, we provided group medical insurance benefits to more than 21,000 employer customers and their 620,000 employees and dependents. Our traditional group medical insurance plans provide reimbursement of medical expenses for insured employees and their dependents. These members are responsible for deductibles, co-payments and co-insurance. Our products are well-positioned to address our members' preferences for a variety of provider choices and preferred provider discounts. Through our wholly owned subsidiary, HealthRisk Resource Group, Inc., we negotiate discounts with providers on claims for which we have no other pre-arranged discount.

        Our consumer-driven health care plans offer greater flexibility for employers and more opportunity for members to take charge of their health and health care. The Principal Health Savings Account ("HSA") can be funded by employers and employee members. Money can be contributed pre-tax and grows tax free. Funds can be used to pay for qualified medical expenses tax free. The account is portable from job to job or from work to retirement. The Principal HSA is coupled with a high deductible health plan, typically either insured or administered by Principal Life. The Principal HSA features a checking account with a debit card through Principal Bank and investment options through Princor Financial Services Corporation. Because of these internal resources and expertise, we are uniquely positioned to offer a competitive and high-quality health savings account plan and high deductible health plan.

        Fee-for-Service.    We offer administration of group medical, dental, disability, and vision benefits on a fee-for-service basis to almost 400 self-insured employers and their nearly 1.2 million employees and dependents as of December 31, 2005. The acquisition of J.F. Molloy and Associates in 2004 added 106 self-insured employers.

        We also recognize the importance of promoting healthy behavior. Our first quarter 2004 acquisition of J.F. Molloy and Associates included Molloy Wellness Company. The wellness company, now known as Principal Wellness Company, brought expertise in providing wellness screenings, counseling and services to employers and their employees, demonstrating health improvement through reduced health insurance claim costs, reduced absenteeism and increased employee productivity. This preventative focus is currently being integrated into both our fully-insured and fee-for-service offerings. We provide wellness services to almost 300 employers.

Specialty Benefits

        Specialty Benefits, including group dental, vision and life insurance, as well as individual and group disability insurance, are an important component of the employee benefit offering at small-to-medium size businesses. We offer both traditional employer sponsored and voluntary products for group dental, life, and disability. We began selling our first specialty benefit products in 1941 with group disability and group life insurance. We began selling individual disability insurance in 1952 and group dental and group vision insurance in the late 1960's.

Products and Services

        Group Dental and Vision Insurance.    Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2005, we had approximately 36,000 group dental and vision insurance policies in force covering almost 830,000 lives. According to LIMRA, we were the third largest group dental insurer in terms of number of contracts/employer groups in force in 2004. In addition to indemnity and PPO dental, we offer a prepaid dental plan in Arizona through our Dental-Net, Inc. subsidiary.

        Group Life Insurance.    Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2005, we had over 52,000 group policies providing $93.6 billion of group life insurance in force to approximately 2.0 million lives. According to LIMRA in 2004, we were ranked second in the U.S. in terms of the number of life insurance contracts in force and fifth in terms of the number of contracts sold. We currently sell traditional group life insurance that does not provide for accumulation of cash values. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 93% and 7% respectively of our total group life insurance in force as of December 31, 2005. As of January 1, 2004, we no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance provides a benefit to insured employees who become disabled. Our group disability products include both short-term and long-term disability. Long-term disability represents 38% of total group and individual disability premium, while short-term disability represents 23% of total group and individual disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2005, we served approximately 1.1 million employee lives within more than 26,000 contracts, with our group short-term disability business being ranked fourth and our group long-term disability business being ranked seventh in the U.S. as of December 31, 2004, in terms of number of contracts/employer groups in force, according to LIMRA.

        Individual Disability Insurance.    Individual disability insurance products provide a benefit to the insured member in the event he/she becomes disabled. In most instances, this benefit is in the form of a monthly income. Individual disability income represents 39% of total group and individual disability premium. In addition to income replacement, we offer products to pay business overhead expenses for a disabled business owner, and for the purchase by the other business owners of the disabled business owner's interests in the business. As of December 31, 2005, we served approximately 97,000 individual disability policyholders, with our individual disability business being ranked seventh in the U.S. as of December 31, 2004, in terms of premium in force, according to LIMRA.

Life and Health Markets and Distribution

        For each of our products, the administration of that product and the distribution channel through which it is marketed and sold is customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 69% of individual life sales and 64% of individual disability sales for the year ended December 31, 2005, based on first year annualized premium.

        We distribute our individual insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 38% of individual life insurance sales based on first year annualized premium and 15% of individual disability sales for the year ended December 31, 2005. We had 1,009 affiliated financial representatives in 30 offices. Although they are independent contractors, we have a close tie with affiliated financial representatives and offer them benefits, training and access to tools and expertise. For individual disability insurance, non-affiliated financial representatives accounted for 85% of total sales for the year ended December 31, 2005. A key differentiator in the nonqualified executive benefit sale is our Advance Planning Regional Vice Presidents, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

        We market our group medical, life, disability, dental and vision insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group life, disability and dental products in all 50 states and the District of Columbia. We sell vision coverage in 48 states, plus the District of Columbia. We sell our group medical insurance in 35 states and the District of Columbia with a growing focus on 13 states that we consider to have the best competitive environments. They are also considered to be attractive markets because of a lack of deep penetration by HMOs and a favorable regulatory environment. We continually adapt our products and pricing to meet local market conditions. We market our fee-for-service capabilities to employers that self-insure their employees' benefits. We sell our fee-for-service business in all 50 states and the District of Columbia.

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

        As of December 31, 2005, we had 121 medical and non-medical sales representatives and 100 service representatives in 42 offices. Our medical and non-medical sales representatives accounted for 71% of our group insurance sales for the year ended December 31, 2005. The group sales force plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their plans.

        Rogers Benefit Group is a marketing and service organization that represents major high quality insurance carriers specializing in group medical, life, disability and dental insurance plans. Our relationship with Rogers Benefit Group dates back to its creation in 1970. It accounted for 28% of our group insurance sales for the year ended December 31, 2005.

        Excelsior Benefits is a marketing organization specializing in group medical, life, disability, and dental insurance plans. We entered into our relationship with Excelsior Benefits beginning in November 2003. It accounted for 1% of sales in 2005.

Corporate and Other Segment

        Our Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities (including interest expense), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

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

        Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, Nationwide, AXA, Mass Mutual and Manulife. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 8,044 mutual funds in the U.S. as of December 31, 2004 according to the Investment Company Institute 2005 Mutual Fund Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. As we expand into additional distribution channels for this product, we will face strong competition from Nationwide and Hartford. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and AIG. In the highly competitive life and health insurance business, our competitors include other insurers such as UNUM, Guardian, Northwestern Mutual Life, Manulife, Blue Cross and Blue Shield organizations, and health maintenance organizations such as United Health Care and Aetna. We believe we distinguish ourselves from our competitors through our:

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

        Principal Life has been assigned the following long-term insurance financial strength ratings:

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

Employees

        As of December 31, 2005, we had 14,507 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

Internet Website

        Our Internet website can be found at www.principal.com. We make available free of charge on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. Also available free of charge on our Internet website and in print to any requesting stockholder is our code of business conduct and ethics, corporate governance guidelines, and charters for the audit, human resources and nominating and governance committees of our board of directors. Also see Item 10, "Directors and Executive Officers of the Registrant."

Item 1A. Risk Factors

A decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management.

        Favorable performance by the U.S. and international securities markets increases investments in these markets and benefits our asset management and accumulation businesses and increases our assets under management. Because the revenues of our asset management businesses are, to a large extent, based on the value of assets under management, a decline in these securities markets would decrease our revenues. Turmoil in these securities markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments which may reduce our net income, revenues and assets under management.

Our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers.

  An increase in defaults on our fixed maturity securities portfolio may reduce our profitability.

        We are subject to the risk that the issuers of the fixed maturity securities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2005, our U.S.investment operations held $40.1 billion of fixed maturity securities, or 74% of total U.S. invested assets, of which approximately

5.4% were below investment grade, including $143.6 million, or 0.4% of our total fixed maturity securities which we classified as either "problem," "potential problem," or "restructured." See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — U.S. Investment Results — Fixed Maturity Securities." As of December 31, 2005, our international investment operations held $2.1 billion of fixed maturity securities, or 69% of total international invested assets. Some of these securities have been rated on the basis of the issuer's country credit rating while others have not been rated by external agencies, which makes the assessment of credit quality more difficult. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturity securities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, especially those with balloon payments, could decrease our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $9.9 billion represented 17% of our total invested assets as of December 31, 2005. As of December 31, 2005, loans that were either delinquent or in the process of foreclosure totaled, on a statutory basis, $10.1 million, or 0.1% of our commercial mortgage loan portfolio, compared to the industry average of 0.1% as reported by the American Council of Life Insurers as of December 31, 2005. The performance of our commercial mortgage loan portfolio, however, may fluctuate in the future. An increase in the delinquency rate of our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2005, approximately $8.1 billion, or 81%, of our commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with larger dollar amounts of payments becoming due in the later years of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with standard repayment schedules. Since most of the principal is being repaid at maturity, the amount of loss on a default is generally greater than on other commercial mortgage loans. An increase in defaults on such loans as a result of the foregoing factors could harm our financial strength and reduce our net income.

  We may have difficulty selling our privately placed fixed maturity securities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturity securities.

        As of December 31, 2005, our privately placed fixed maturity securities, commercial mortgage loans and real estate investments represented approximately 40% of the value of our invested assets. If we require significant amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner, or both.

  Derivative instruments may not be honored by counterparties resulting in ineffective hedging of our risks.

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, swaptions, financial futures, currency swaps, currency forwards, credit default swaps, total return swaps, bond forwards, mortgage-backed security forwards and options, with a number of counterparties. If, however, our counterparties fail to honor their obligations under the derivative instruments, we will have failed to effectively hedge the related risk. That failure may harm our financial strength and reduce our profitability.

  Environmental liability exposure may result from our commercial mortgage loan portfolio and real estate investments.

        Liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments may harm our financial strength and reduce our profitability. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default. In addition, under the laws of some states and under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us, if our agents or employees have become sufficiently involved in the hazardous waste aspects of the operations of the related obligor on that loan, regardless of whether or not the environmental damage or threat was caused by the obligor. We also may face this liability after foreclosing on a property securing a mortgage loan held by us. This may harm our financial strength and decrease our profitability.

  Regional concentration of our commercial mortgage loan portfolio in California may subject us to economic downturns or losses attributable to earthquakes in that state.

        California accounted for 18%, or $1.8 billion, of our commercial mortgage loan portfolio as of December 31, 2005. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may experience delinquencies on the portion of our commercial mortgage loan portfolio located in California in the future, which may harm our financial strength and reduce our profitability.

Competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability.

        We believe that our ability to compete is based on a number of factors including scale, service, product features, price, investment performance, commission structure, distribution capabilities, financial strength ratings and name recognition. We compete with a large number of financial services companies such as banks, broker-dealers, insurers and asset managers, many of which have advantages over us in one or more of the above competitive factors.

        Each of our segments faces strong competition. The primary competitors for our U.S. Asset Management and Accumulation segment are asset managers, banks, broker-dealers and insurers. Our ability to increase and retain assets under management is directly related to the performance of our investments as measured against market averages and the performance of our competitors. Even when securities prices are generally rising, performance can be affected by investment styles. Principal Global Investors may also be at a disadvantage in competing for investment management personnel due to its location in Des Moines.

        Competition for our International Asset Management and Accumulation segment comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in partnership with local firms. Our Life and Health Insurance segment competes with insurers and health maintenance organizations.

        National banks, with their large existing customer bases, may increasingly compete with insurers as a result of court rulings allowing national banks to sell annuity products in some circumstances, and as a result of legislation removing restrictions on bank affiliations with insurers. Specifically, the Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. These developments may increase competition, in particular for our asset management and accumulation businesses, by substantially increasing the number, size and financial strength of potential competitors who may be able to offer, due to economies of scale, more competitive pricing than we can.

A downgrade in any of our ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, and impact existing liabilities, any of which could adversely affect our profitability and financial condition.

        Ratings are important factors in establishing the competitive position of insurance companies. A rating downgrade, or the potential for such a downgrade, could, among other things:

  •
  materially increase the number of policy or contract surrenders for all or a portion of their net cash values and withdrawals by policyholders of cash values from their policies or with respect to general account guaranteed investment contracts and funding agreements purchased by pension plans and other institutions;

  •
  result in the termination of our relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services;

  •
  reduce new sales, particularly with respect to general account guaranteed investment contracts and funding agreements purchased by pension plans and other institutions; and

  •
  cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations.

        Any of these consequences could adversely affect our profitability and financial condition.

        Certain aspects of our businesses help us mitigate potential liquidity risk:

  •
  Our liability portfolio is diverse. Many of our products have fairly predictable cash demands, and where cash demands are less predictable, we have the ability to defer or spread out the cash payments. Importantly, our products have features to discourage surrenders.

  •
  Our asset portfolio is also diverse and spread over many different types of exposures (asset class, credit, geography, industry, etc.).

Our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective.

        We attempt to significantly reduce the impact of changes in interest rates on the profitability and surplus of our asset accumulation and life and health insurance operations. We accomplish this reduction primarily by managing the duration of our assets relative to the duration of our liabilities. During a period of rising interest rates, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of policy acquisition costs relating to these contracts, which would further reduce our net income.

        During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. For some of our products, such as guaranteed investment contracts and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, it may be more difficult for us to maintain our desired spread between the investment income we earn and the interest we credit to our customers during periods of declining interest rates thereby reducing our profitability.

        For further discussion on interest rate risk management, see Item 7A, "Quantitative and Qualitative Information About Market Risk — Interest Rate Risk".

If we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced.

        We distribute our asset accumulation, asset management and life, health and specialty benefit insurance products and services through a variety of distribution channels, including our own internal sales representatives, independent brokers, banks, broker-dealers and other third-party marketing organizations. We must attract and retain sales representatives to sell our products. Strong competition exists among financial services companies for efficient sales representatives. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. If we are unable to attract and retain sufficient sales representatives to sell our products, our ability to compete and revenues from new sales would suffer.

Our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses.

        Our international businesses are subject to comprehensive regulation and supervision from central and/or local governmental authorities in each country in which we operate. New interpretations of existing laws and regulations or the adoption of new laws and regulations may harm our international businesses and reduce our profitability in those businesses.

        Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. In addition, we rely on local staff, including local sales forces, in these countries and we may encounter labor problems especially in countries where workers' associations and trade unions are strong. If our business model is not successful in a particular country, we may lose all or most of our investment in that country.

Our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities.

        Our earnings depend significantly upon the extent to which our actual claims experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The liability that we have established for future policy benefits is based on assumptions concerning a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year, as measured by premiums. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our reserves from period to period, particularly for our health and disability insurance products. To the extent that actual claims experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

Our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life.

        We are an insurance holding company whose assets include all of the outstanding shares of the common stock of Principal Life and other direct subsidiaries. Our ability to pay dividends to our stockholders and meet our obligations, including paying operating expenses and any debt service, depends upon the receipt of dividends from Principal Life. Iowa insurance laws impose limitations on the ability of Principal Life to pay dividends to us. Any inability of Principal Life to pay dividends to us in the future may cause us to be unable to pay dividends to our stockholders and meet our other obligations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations

— Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

The pattern of amortizing our DPAC on our SFAS 97 products may change, impacting both the level of the asset and the timing of our operating earnings.

        Amortization of the DPAC asset depends on the actual and expected profits generated by the lines of business that generated the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality, and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of DPAC will vary from period to period. To the extent that actual experience emerges less favorably than expected, or our expectation for future profits decreases, the DPAC asset may be reduced, reducing our profitability in the current period.

We may need to fund deficiencies in our Closed Block.

        In connection with its conversion in 1998 into a stock life insurance company, Principal Life established an accounting mechanism, known as a "Closed Block," for the benefit of participating ordinary life insurance policies that had a dividend scale in force on July 1, 1998. Dividend scales are the actuarial formulas used by life insurance companies to determine amounts payable as dividends on participating policies based on experience factors relating to, among other things, investment results, mortality, lapse rates, expenses, premium taxes and policy loan interest and utilization rates. The Closed Block was designed to provide reasonable assurance to policyholders included in the Closed Block that, after the conversion, assets would be available to maintain the aggregate dividend scales in effect for 1997 if the experience underlying such scales were to continue.

        We allocated assets to the Closed Block as of July 1, 1998 in an amount such that we expect their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continues, and to allow for appropriate adjustments in such scales if the experience changes. We bear the costs of expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2005, Closed Block assets and liabilities were $4,815.0 million and $5,866.1 million, respectively.

        We will continue to pay guaranteed benefits under the policies included in the Closed Block, in accordance with their terms. The Closed Block assets, cash flows generated by the Closed Block assets and anticipated revenues from polices included in the Closed Block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose for business reasons to support dividend payments on policies in the Closed Block with our general account funds.

        The Closed Block assets, cash flows generated by the Closed Block assets and anticipated revenues from policies in the Closed Block will benefit only the holders of those policies. In addition, to the extent that these amounts are greater than the amounts estimated at the time we funded the Closed Block, dividends payable in respect of the policies included in the Closed Block may be greater than they would have been in the absence of a Closed Block. Any excess earnings will be available for distribution over time to Closed Block policyholders but will not be available to our stockholders.

Changes in laws, regulations or accounting standards may reduce our profitability.

  Changes in regulation in the United States may reduce our profitability.

        Our insurance business is subject to comprehensive state regulation and supervision throughout the U.S. The primary purpose of state regulation of the insurance business is to protect policyholders, not stockholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as:

  •
  licensing companies to transact business,

  •
  licensing agents,

  •
  admitting statutory assets,

  •
  mandating a number of insurance benefits,

  •
  regulating premium rates,

  •
  approving policy forms,

  •
  regulating unfair trade and claims practices,

  •
  establishing statutory reserve requirements and solvency standards,

  •
  fixing maximum interest rates on life insurance policy loans and minimum rates for accumulation of surrender values,

  •
  restricting various transactions between affiliates, and

  •
  regulating the types, amounts and valuation of investments.

        State insurance regulators and the National Association of Insurance Commissioners, or NAIC, continually reexamine existing laws and regulations, and may impose changes in the future.

        Federal legislation and administrative policies in areas such as employee benefit plan regulation, financial services regulation and federal taxation can reduce our profitability. For example, Congress has, from time to time, considered legislation relating to changes in the Employee Retirement Income Security Act of 1974 to permit application of state law remedies, such as consequential and punitive damages, in lawsuits for wrongful denial of benefits, which, if adopted, could increase our liability for damages in future litigation. Additionally, new interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies and increase our claims exposure on policies we issued previously. In addition, reductions in contribution levels to defined contribution plans may decrease our profitability.

  Changes in federal taxation could reduce sales of our insurance, annuity and investment products.

        Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. Congress has, from time to time, considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and non-qualified annuity contracts. Enactment of this legislation, including a simplified "flat tax" income structure with an exemption from taxation for investment income, could result in fewer sales of our insurance, annuity and investment products.

  Repeal or modification of the federal estate tax could reduce our revenues.

        The Economic Growth and Tax Relief Reconciliation Act of 2001 amended the federal estate tax laws by increasing the amount of the unified credit beginning in 2002, thereby increasing the amount of property not subject to the estate tax. The Act also gradually reduces the federal estate tax rate over a period of years beginning in 2002, and repeals the tax entirely in 2010. The law in effect prior to the Act, however, is reinstated for years after 2010. Through the twelve months ended December 31, 2005, we received recurring premium of $31.5 million for survivorship life insurance policies we have sold. A significant number of these policies were purchased for the purpose of providing cash to pay federal estate taxes. The reduction of the federal estate tax and temporary repeal could result in policyholders reducing coverage under, or surrendering, these policies.

  Changes in federal, state and foreign securities laws may reduce our profitability.

        Our asset management and accumulation and life insurance businesses are subject to various levels of regulation under federal, state and foreign securities laws. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory or brokerage clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could reduce our profitability.

  Changes in accounting standards may reduce our profitability.

        Accounting standards are subject to change and can negatively impact our profitability. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Changes." The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

        In October 2005, the Financial Accounting Standards Board ("FASB") issued a working draft of SFAS No. 15X, "Fair Value Measurements", which will be effective for financial statements issued for fiscal years beginning after November 15, 2006. The purpose of this guidance is to establish a framework for measuring fair value that would apply broadly to financial and nonfinancial assets and liabilities. A move to fair value accounting may lead to more volatility in the income statement.

        Several years ago the International Accounting Standards Board ("IASB") and the FASB launched a project to converge International Financial Reporting Standards ("IFRS") and U.S. GAAP. Progress has been made in recent years by both Boards in reducing key differences between the two sets of standards. There are many differences between U.S. GAAP and IFRS that impact those using, preparing, auditing or regulating cross-border financial reporting. As the project to converge IFRS and U.S. GAAP continues, current GAAP fundamentals may be modified to become consistent with IFRS, which may result in changes in the financial statements of U.S. companies.

Litigation and regulatory investigations may affect our financial strength or reduce our profitability.

        We are a plaintiff or defendant in actions arising out of our insurance businesses and investment operations. We are, from time to time, also involved in various governmental, regulatory and administrative proceedings and inquiries. These factors may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 3, "Legal Proceedings."

Fluctuations in foreign currency exchange rates could reduce our profitability.

        Principal International generally writes policies denominated in various local currencies and invests the premiums and deposits in local currencies. Although investing in local currencies limits the effect of currency exchange rate fluctuation on local operating results, fluctuations in such rates affect the translation of these results into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

Applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.

        State laws and our certificate of incorporation and by-laws may delay, defer, prevent, or render more difficult a takeover attempt that our stockholders might consider in their best interests. For instance, they may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

        State laws and our certificate of incorporation and by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment, which may delay, defer or prevent a change in our control, which may not be in the best interests of our stockholders.

        Under the Iowa insurance laws, for a period of five years following the effective date of the demutualization, no person may acquire beneficial ownership of more than 5% of the outstanding shares of our common stock without the prior approval of the Insurance Commissioner of the State of Iowa and our board of directors. The Insurance Commissioner of the State of Iowa and our board of directors may consider the following factors:

  •
  the effects of the action on our stockholders;

  •
  the effects of the action on our employees, suppliers, creditors and customers;

  •
  the effects of the action on the communities in which we operate;

  •
  our long-term as well as short-term interests; and

  •
  the long-term as well as short-term interests of our stockholders.

        This restriction does not apply to acquisitions made by us or made through an employee benefit plan or employee benefit trust sponsored by us.

        The following provisions, included in our certificate of incorporation and by-laws, may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that our stockholders might consider in their best interests. In particular, our certificate of incorporation and by-laws:

  •
  permit our board of directors to issue one or more series of preferred stock;

  •
  divide our board of directors into three classes;

  •
  limit the ability of stockholders to remove directors;

  •
  prohibit stockholders from filling vacancies on our board of directors;

  •
  prohibit stockholders from calling special meetings of stockholders;

  •
  impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings; and

  •
  require the approval by the holders of at least 75% of our outstanding common stock for the amendment of our by-laws and provisions of our certificate of incorporation governing:

  •
  the classified board,

  •
  the director's discretion in determining what he or she reasonably believes to be in the best interests of Principal Financial Group, Inc.,

  •
  the liability of directors, and

  •
  the elimination of stockholder actions by written consent.

        In addition, Section 203 of the General Corporation Law of the State of Delaware may limit the ability of an "interested stockholder" to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of our outstanding voting stock.

        Our stockholder rights plan may have anti-takeover effects. The stockholder rights plan is designed to protect our stockholders in the event of unsolicited offers to acquire us and other coercive takeover tactics, which, in the opinion of our board of directors, could impair the board's ability to represent stockholder interests. Our stockholder rights plan might render an unsolicited takeover more difficult or less likely to occur, even though such a takeover might offer our stockholders the opportunity to sell their stock at a price above the prevailing market price and may be favored by our stockholders.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own 25 properties in our home office complex in Des Moines, Iowa and in various other locations. Of these 25 properties, 10 are office buildings, 2 are warehouse facilities, 12 are parking lots and ramps, and 1 is a park/green space. Of the office and warehouse space, we occupy approximately 92% of the 2.85 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. Of the parking properties there are approximately 5,234 stalls. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

        Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues. We received a subpoena on March 3, 2005, from the Office of the Attorney General of the State of New York seeking information on compensation agreements associated with the sale of retirement products. On January 13, 2006, we received a subpoena and a set of interrogatories from the Office of the Attorney General of the State of Connecticut seeking information and documents relating to payment of contingent compensation to brokers and actions in restraint of trade in the sale of group annuities. We are cooperating with these inquiries. We have received requests from regulators and other governmental authorities relating to industry issues and may receive such requests in the future.

        On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa. On July 22, 2005, the plaintiff's motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted. On September 21, 2005, the plaintiff's motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United State Court of Appeals for the Eighth Circuit. A lawsuit was filed against us, Principal Life, and Principal Financial Services, Inc. in the United States District Court for the Southern District of Iowa on October 31, 2005. The claims and allegations in the new lawsuit are substantially the same as those in the December 23, 2004 lawsuit, but the proposed class is limited to those members of the settlement class in the Principal Life sales practices class action settlement who did not own annuities and who received demutualization consideration in the form of cash under the plan of demutualization. We have filed a motion to dismiss all claims.

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

        J. Barry Griswell, 56, has been Chairman, President and Chief Executive Officer of the Company and Principal Life since 2002, a director of the Company since 2001, and a Principal Life director since 1998. Prior thereto, he had been President and Chief Executive Officer of the Company since April 2001, and President and Chief Executive Officer of Principal Life since January 2000. He is a Chartered Life Underwriter, a Chartered Financial Consultant and a LIMRA Leadership Institute Fellow. Mr. Griswell is a director of Herman Miller, Inc., an office furnishings designer and manufacturer. He is Chairman of the Board and Chair of the Board's Executive Committee.

        John E. Aschenbrenner, 56, who heads the Life and Health Insurance division of our operations, has been President, Insurance and Financial Services, of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President of the Company since April 2001, and Executive Vice President of Principal Life since January 2000. Mr. Aschenbrenner serves as a director of the Principal Mutual Funds.

        Michael H. Gersie, 57, has been Executive Vice President and Chief Financial Officer of the Company since April 2001, and Executive Vice President and Chief Financial Officer of Principal Life since January 2000.

        Ellen Z. Lamale, 52, has been Senior Vice President and Chief Actuary of the Company since April 2001, and Senior Vice President and Chief Actuary of Principal Life since June 1999.

        Julia M. Lawler, 46, has been Senior Vice President and Chief Investment Officer of the Company since July 2002. From 2000 - 2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC. From 1999 - 2000, she was Vice President — Capital Markets.

        James P. McCaughan, 52, who heads the Global Asset Management division of our operations, has been President, Global Asset Management of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President and global head of asset management for the Company and Principal Life since April 2002. From 2000 - 2002, he was CEO of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 49, who heads Corporate Relations and Strategic Development, has been Senior Vice President and Chief Marketing Officer of the Company and Principal Life since February 2005, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 48, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 - 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 51, has been Executive Vice President and General Counsel of the Company and of Principal Life since February 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Norman R. Sorensen, 60, has been President of Principal International, Inc. since 1998, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since December 1998.

        Larry D. Zimpleman, 54, who heads the Retirement and Investor Services division of our operations, has been President, Retirement and Investor Services of the Company and of Principal Life, since December 2003. Prior thereto, he served as head of our International Asset Accumulation business since January 2003, our U. S. Asset Accumulation business since February 2002, and Executive Vice President of the Company and Principal Life since August 2001. Previously, Mr. Zimpleman was Senior Vice President of Principal Life from June 1999 - August 2001. Mr. Zimpleman serves as Chairman of the Board and a director of the Principal Mutual Funds.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 21, 2006, there were 516,306 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2005
First quarter	$41.96	$37.61	—
Second quarter	$42.30	$36.80	—
Third quarter	$48.37	$41.80	—
Fourth quarter	$52.00	$45.78	$0.65
2004
First quarter	$37.36	$32.13	—
Second quarter	$36.49	$32.09	—
Third quarter	$36.55	$32.00	—
Fourth quarter	$41.26	$34.20	$0.55

        We declared an annual cash dividend of $0.65 per common share on November 2, 2005, and paid such dividend on December 16, 2005, to stockholders of record on the close of business on November 17, 2005. We declared an annual cash dividend of $0.55 per common share on October 22, 2004, and paid such dividend on December 17, 2004, to stockholders of record on the close of business on November 12, 2004. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

        The following table presents the amount of our share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2005 - January 31, 2005	950,449	(3)	$40.24	935,000	$37.4	(1)
February 1, 2005 - February 28, 2005	945,964	(3)	$39.88	937,165	$—	(1)
March 1, 2005 - March 31, 2005	2,292,194	(3)	$38.66	2,290,542	$161.4	(2)
April 1, 2005 - April 30, 2005	3,578,538	(3)	$38.07	3,578,500	$25.2	(2)
May 1, 2005 - May 31, 2005	660,398		$38.17	660,398	$—	(2)
June 1, 2005 - June 30, 2005	13,740,653	(3)	$39.47	13,740,000	$—	(4)
July 1, 2005 - July 31, 2005	—		$—	—	$—
August 1, 2005 - August 31, 2005	68	(3)	$46.20	—	$—
September 1, 2005 - September 30, 2005	—		$—	—	$—
October 1, 2005 - October 31, 2005	1	(3)	$46.20	—	$—
November 1, 2005 - November 30, 2005	—		$—	—	$250.0	(5)
December 1, 2005 - December 31, 2005	—		$—	—	$250.0	(5)

Total	22,168,265			22,141,605

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

(3)
The number of shares includes shares of common stock utilized to execute certain stock incentive awards in 2005: 15,449 shares in January, 8,799 shares in February, 1,652 shares in March, 38 shares in April, 653 shares in June, 68 shares in August and 1 share in October.

(4)
In June 2005, following our Board of Directors' authorization of the repurchase of up to 15.0 million shares of our outstanding common stock, we entered into an accelerated stock repurchase agreement with a third party investment banker for approximately 13.7 million shares of our common stock with an initial payment of $542.3 million. We do not intend to make further purchases under this program.

(5)
In November 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. As of December 31, 2005, no purchases have been made under this program.

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information of Principal Financial Group, Inc. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002 and 2001 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2005(1)	2004(1)	2003(1)	2002(1)	2001(1)
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenues:
Premiums and other considerations	$3,975.0	$3,710.0	$3,630.7	$3,877.8	$4,094.5
Fees and other revenues	1,683.2	1,472.0	1,185.8	950.4	868.2
Net investment income	3,360.7	3,224.0	3,229.4	3,173.1	3,327.6
Net realized/unrealized capital losses	(11.2)	(104.8)	(63.2)	(374.1)	(491.9)

Total revenues	$9,007.7	$8,301.2	$7,982.7	$7,627.2	$7,798.4

Income from continuing operations, net of related income taxes (benefits)	$891.9	$700.9	$644.7	$446.4	$249.8
Income (loss) from discontinued operations, net of related income taxes(2)	27.1	130.4	105.0	(23.2)	119.7
Income before cumulative effect of accounting changes	919.0	831.3	749.7	423.2	369.5
Cumulative effect of accounting changes, net of related income taxes(3)	—	(5.7)	(3.4)	(280.9)	(10.7)

Net income	919.0	825.6	746.3	142.3	358.8
Preferred stock dividends(4)	17.7	—	—	—	—

Net income available to common stockholders	$901.3	$825.6	$746.3	$142.3	$358.8

	As of or for the year ended December 31,
	2005(1)	2004(1)	2003(1)	2002(1)	2001(1)
	($ in millions, except per share data and as noted)
Earnings per Share Data(5):
Income from continuing operations, net of related income taxes, per share
Basic	$3.04	$2.24	$1.98	$1.27	$0.69
Diluted	$3.02	$2.23	$1.97	$1.27	$0.69
Net income per share:
Basic	$3.13	$2.64	$2.29	$0.41	$0.99
Diluted	$3.11	$2.62	$2.28	$0.41	$0.99
Common shares outstanding at year-end (in millions)	280.6	300.6	320.7	334.4	360.1
Weighted-average common shares outstanding for the year (in millions)	287.9	313.3	326.0	350.2	362.4
Weighted-average common shares and potential common shares outstanding for the year for computation of diluted earnings per share (in millions)	289.9	314.7	326.8	350.7	362.4
Cash dividends per common share	$0.65	$0.55	$0.45	$0.25	N/A
Balance Sheet Data:
Total assets	$127,035.4	$113,798.1	$107,754.4	$89,870.6	$88,350.5
Long-term debt	$898.8	$843.5	$1,374.3	$1,332.5	$1,378.4
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	—	—	—	—
Common stock(6)	3.8	3.8	3.8	3.8	3.8
Additional paid-in capital(7)	8,000.0	7,269.4	7,153.2	7,106.3	7,072.5
Retained earnings (deficit)(8)	2,008.6	1,289.5	630.4	29.4	(29.1)
Accumulated other comprehensive income	994.8	1,313.3	1,171.3	635.8	147.5
Treasury stock, at cost	(3,200.1)	(2,331.7)	(1,559.1)	(1,118.1)	(374.4)

Total stockholders' equity	$7,807.2	$7,544.3	$7,399.6	$6,657.2	$6,820.3

Other Supplemental Data:
Assets under management ($ in billions)	$195.2	$167.0	$144.3	$110.5	$120.2
Number of employees (actual)	14,507	13,976	14,976	15,038	17,138

(1)
For a discussion of items materially affecting the comparability of 2005, 2004, and 2003, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

  Our consolidated financial information for 2002 and 2001 was affected by the following transactions that affect year-to-year comparability:

  •
  On February 1, 2002, we sold our remaining stake of 15.1 million shares of Coventry Health Care. We accounted for our investment in Coventry using the equity method prior to its sale. Our share of Coventry's net income was $20.2 million for the year ended December 31, 2001.

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

(4)
On June 16, 2005, we issued 13.0 million shares of non-cumulative perpetual preferred stock under our shelf registration. We paid preferred stock dividends of $9.4 million and $8.3 million on September 30, 2005, and December 31, 2005, respectively.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2005, compared with December 31, 2004, and our consolidated results of operations for the years ended December 31, 2005, 2004 and 2003, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

        Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in any of our ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life Insurance Company ("Principal Life"); (10) the pattern of amortizing our deferred policy acquisition costs on our Statement of Financial Accounting Standard ("SFAS") No. 97 Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments ("SFAS 97") products may change, impacting both the level of the asset and the timing of our operating earnings; (11) we may need to fund deficiencies in our closed block ("Closed Block") assets; (12) changes in laws, regulations or accounting standards may reduce our profitability; (13) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (14) fluctuations in foreign currency exchange rates could reduce our profitability; and (15) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests

Overview

        We provide financial products and services through the following segments:

  •
  U.S. Asset Management and Accumulation, which consists of our asset accumulation operations, which provide retirement savings and related investment products and services, and our asset management operations conducted through Principal Global Investors. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer to businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans, and employee stock ownership plan consulting services. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals. Principal Global Investors offers an extensive range of equity, fixed income and real estate investments as well as specialized overlay and advisory services to institutional investors.

  •
  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through operations in Brazil, Chile, Mexico, China, Hong Kong, India, and Malaysia.

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

  •
  Corporate and Other, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities (including interest expense), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

        Our historical results contain a Mortgage Banking segment, which engaged in originating, purchasing, selling and servicing residential mortgage loans in the U.S. On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc., described further in "Transactions Affecting Comparability of Results of Operations."

Economic Factors and Trends

        Modest results in the equity markets along with an increase in net cash flow have led to increases in asset accumulation's account values and our asset management's assets under management.

        In our International Asset Management and Accumulation segment, we continued to grow our existing business through organic growth in our existing subsidiaries and a combination of joint ventures and strategic acquisitions.

        Over the past few years, we have shifted our marketing emphasis to universal and variable universal life insurance products from traditional life insurance products in our Life and Health segment. We are also in the early stages of a trend toward voluntary products sponsored by employers.

Profitability

        Our profitability depends in large part upon our:

  •
  amount of assets under management;

  •
  spreads we earn on our policyholders' general account asset accumulation business that result from the difference between what we earn and what we credit;

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

Valuation of Invested Assets

        Fixed Maturities, Available-for-Sale.    Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify our fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value in the statement of financial position. The fair values of our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, 23% of our invested asset portfolio is invested in fixed maturity securities that are private market assets, where there are no readily available market quotes to determine the fair market value. These assets are valued using a spread pricing matrix. Securities are grouped into pricing categories that vary by asset class, sector, rating, and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. An interest rate increase in the range of 20 to 100 basis points, while holding credit spreads constant, produces total values of $37.7 billion and $36.2 billion, as compared to the recorded amount of $38.1 billion related to our fixed maturity, available-for-sale assets held by the Principal Life general account.

        Investments classified as available-for-sale are subject to impairment reviews. When evaluating a fixed maturity security for impairment, we consider relevant facts and circumstances in evaluating whether the impairment is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (4) our ability and intent to hold the security for a period of time that allows for the recovery of value which, in some cases, may extend to maturity. When it is determined that the decline in value is other than temporary the carrying value of the security is reduced to its fair value, with a corresponding charge to net income. The corresponding charge is referred to as an other-than-temporary impairment and is reported as a net realized/unrealized capital loss in our consolidated statement of operations.

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers; and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2005, we had $13,163.6 million in available-for-sale fixed maturity securities with gross unrealized losses totaling $256.2 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Net income would be reduced by approximately $166.5 million, on an after-tax basis, if all the securities were deemed to be other than temporarily impaired. In 2005, we recognized $48.7 million in after-tax gains on the sales of impaired securities including a $33.9 million after-tax recovery received as the result of a litigation settlement. We also recognized an additional $3.3 million in after-tax impairment losses on assets that had previously been impaired and an additional $1.2 million in after-tax losses on the sale of previously impaired securities.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2005, commercial mortgage loans aggregated to $9,890.7 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

        Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established for the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The change in valuation allowance is reported as a net realized/unrealized capital loss on our consolidated statements of operations.

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

        DPAC of non-participating term life insurance policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. The DPAC for universal life-type insurance contracts, participating life insurance policies and investment contracts are amortized over the expected lifetime of the policies in relation to the emergence of estimated gross profits.

        At issue and each valuation date, we develop an estimate of the expected future gross profits. These estimated gross profits contain assumptions relating to mortality, morbidity, investment yield and expenses. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing in which case a true-up to actual occurs as a charge or credit to current operations. In addition, we are required to revise our assumptions regarding future experience as soon as the current assumptions are no longer actuarially credible. Both actions, reflecting actual experience and changing future estimates, can change the amount of the asset and the pattern of future amortization.

        For individual variable annuities and group annuities which have separate account equity investment options, we utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the amortization of DPAC. This practice assumes that the expectation for long-term appreciation is not changed by minor short-term market fluctuations.

        DPAC are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. If loss recognition is necessary, DPAC are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

        The total DPAC asset balance as of December 31, 2005, was $2.2 billion. The impact of a 1% reduction in the long-term investment performance rate assumption on separate accounts in our DPAC models is an estimated $9.6 million reduction in the DPAC asset as of December 31, 2005. Also, removing the mean reversion methodology from the DPAC asset calculation would reduce the December 31, 2005 DPAC balance by $2.8 million.

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to our contractholders. U.S. GAAP, allowing for some degree of managerial judgment, prescribes the methods of establishing reserves.

        Future policy benefits and claims include reserves for traditional and group life insurance, accident and health insurance, and individual and group annuities that provide periodic income payments, which are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience and are periodically reviewed against industry standards to ensure actuarial credibility. For long duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual statutory asset adequacy analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

        Future policy benefits and claims also include reserves for incurred but unreported health claims. We recognize claims costs in the period the service was provided to our members. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging medical cost trends to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. For the years ending 2005, 2004 and 2003, the amount of the claim reserve adjustment made in that period for prior period estimates was within a reasonable range given our normal claim fluctuations.

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

        The assumed discount rate is determined by projecting future benefit payments and discounting those cash flows using rates based on the Bloomberg AA Finance yield to maturity curves. For 2005 year-end, we set the discount rate at 5.75%. A 0.25% decrease in the discount rate would increase pension benefits Projected Benefit Obligation ("PBO") and the 2006 Net Periodic Pension Cost ("NPPC") by approximately $59.2 million and $10.9 million, respectively. A 0.25% decrease in the discount rate would increase other post-retirement benefits Accumulated Postretirement Benefit Obligation ("APBO") and the 2006 Net Periodic Benefit Cost ("NPBC") by approximately $10.0 million and $0.5 million, respectively. A 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with that noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy, and the tax structure of the trusts. For the 2005 NPPC and 2005 NPBC, an 8.5% and 7.3% weighted average long-term rate of return was used, respectively. For the 2006 NPPC and 2006 NPBC, an 8.25% and 7.3% weighted average long-term rate of return assumption will be used, respectively. A 0.25% decrease in the long-term rate of return would increase 2006 NPPC by approximately $3.2 million and the 2006 NPBC by approximately $1.1 million. A 0.25% increase in this rate would result in a decrease to expense at the same levels. The expected return on plan assets is based on the fair market value of plan assets as of September 30, 2005.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

        Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 9 years for pension costs and approximately 13 years for other postretirement benefit costs.

        Prior service costs are amortized on a weighted average basis over approximately 8 years for both pension and other postretirement benefit costs.

Income Taxes

        We provide for income taxes based on our estimate of the liability for taxes due. Our tax accounting represents management's best estimate of various events and transactions, such as completion of tax audits, which could have an impact on our estimates and effective tax rate in a particular quarter or annual period.

        Inherent in the provision for income taxes are estimates regarding the deductibility of certain items, the timing of income and expense recognition and the realization of certain tax credits. In the event our estimates of the ultimate deductibility of certain items, the timing of the recognition of income and expense or the realization of certain tax credits differ from prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change.

        In addition, the amount of income taxes paid is subject to audits in various jurisdictions. Tax benefits are recognized for book purposes when the probable threshold is met with regard to the validity of the tax position. Once this threshold is met, for each tax reporting issue, we provide for our best estimate of the payments to be made to or received from the Internal Revenue Service and other taxing authorities for audits ongoing or not yet commenced. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

Recent Events

Principal Financial Services, Inc. Common Stock Dividend

        On February 28, 2006, Principal Financial Services, Inc. declared a common stock dividend to its parent company of up to $625.0 million.

Principal Life Common Stock Dividend

        On February 28, 2006, Principal Life declared a common stock dividend to its parent company of up to $625.0 million, $425.0 million of which was accrued as of February 28, 2006.

Transactions Affecting Comparability of Results of Operations

Acquisitions

        We acquired the following businesses, among others, during the past three years:

        Principal Global Services Private Limited    —    In December 2005, we formed Principal Global Services Private Limited ("PGS"), which will operate in Pune, India, starting in mid-2006. PGS employees will perform services for our U.S. operations including claims data entry, IT coding/application development, and IT quality assurance. PGS start up costs will be reported in our Corporate and Other segment. Once operating, expenses will be allocated to segments for which services are performed.

        Principal Commercial Funding II.    On October 24, 2005, Principal Real Estate Investors and U.S. Bank National Association announced that they agreed to create Principal Commercial Funding II, a jointly-owned business that will compete in the commercial mortgage-backed securities ("CMBS") market. Principal Real Estate Investors is the real estate investment arm of Principal Global Investors. U.S. Bank National Association is the principal banking subsidiary of U.S. Bancorp. The new company is the CMBS platform for both Principal Real Estate Investors and U.S. Bank National Association and focuses on securitizing commercial mortgages originated by both Principal Real Estate Investors and U.S. Bank National Association on its behalf. Principal Commercial Funding II began operations immediately, and will begin contributing collateral to securitizations during the first quarter of 2006. The operations of Principal Commercial Funding II are reported in our U.S. Asset Management and Accumulation segment.

        CCB-Principal Asset Management Company, Ltd.    On August 7, 2005, we announced that we entered into a joint venture agreement with China Construction Bank ("CCB") to market mutual funds in the People's Republic of China. We closed the transaction on September 19, 2005 with a 25% ownership in CCB-Principal Asset Management Company, Ltd. The operations of CCB-Principal Asset Management Company, Ltd are reported and consolidated in our International Asset Management and Accumulation segment.

        PNB Principal Insurance Advisory Company Pvt. Ltd.    On February 21, 2005, Principal Financial Group (Mauritius) Ltd. ("PFGM") acquired a 26% stake and management control of PNB Principal Insurance Advisory Company Pvt. Ltd. ("PPIAC"), an insurance brokerage company in India. The operations of PPIAC are reported and consolidated in our International Asset Management and Accumulation segment.

        ABN AMRO Trust Services Company.    On December 17, 2004, we announced an agreement to acquire ABN AMRO Trust Services Company ("Principal Services Trust Company"), a Chicago-based pension and retirement business. Principal Services Trust Company provides full-service defined contribution recordkeeping and investment services in the U.S. administering, approximately 280 401(k) plans with more than 120,000 participants, representing $4.0 billion in full-service account values as of December 31, 2004. We closed the transaction on December 31, 2004. The operations of Principal Services Trust Company are reported in our U.S. Asset Management and Accumulation segment. We are currently in the process of integrating this business into full-service accumulation with plans to be complete by early 2006.

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

        Molloy Companies.    On December 17, 2003, we signed an agreement to acquire the Molloy Companies. The Molloy Companies consist of J.F. Molloy & Associates, Inc., Molloy Medical Management, Inc., Molloy Actuarial and Consulting Corporation and Molloy Wellness Company. The Molloy Companies offer companies and organizations consultative, administrative and claims services for insured and self-funded health plans through top benefit brokers and consultants. Effective January 2, 2004, the operations of the Molloy Companies are reported in our Life and Health segment. Molloy Wellness Company is now known as Principal Wellness Company

        Principal PNB Asset Management Company.    On August 31, 2003, we announced that our wholly owned subsidiary, Principal Financial Group (Mauritius) Ltd., had entered into a joint venture agreement with Punjab National Bank ("PNB") and Vijaya Bank, two large Indian commercial banks, to sell long-term mutual funds and related financial services in India. We closed the transaction on May 5, 2004. The new company is called Principal PNB Asset Management Company. As part of this transaction, we rolled our existing fund management company, Principal Asset Management Company, into the joint venture. We have retained 65% of the new company, sold 30% to PNB, who merged their own PNB funds into the new company, and sold 5% to Vijaya Bank.

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

        Benefit Consultants, Inc.    On January 1, 2003, we acquired Benefit Consultants, Inc. ("BCI Group") headquartered in Appleton, Wisconsin. BCI Group is a full-service consulting, actuarial and administration firm that specializes in administering qualified and nonqualified retirement benefit plans with a primary focus on employee stock ownership plans. The operations of BCI Group are reported in our U.S. Asset Management and Accumulation segment. We have integrated BCI Group operations into Principal Life and refer to it as "employer securities group".

Dispositions

        We entered into disposition agreements or disposed of the following businesses, among others, during the past three years:

        ING/Principal Pensions Company Ltd.    On May 26, 2005, we announced jointly with our partner, ING, the intent to liquidate the ING/Principal Pensions Company, Ltd. operation in Japan. On December 20, 2005, the liquidation process was completed with a formal liquidation filing to the Japanese corporate registry. The results of ING/Principal Pensions Company Ltd. were reported in our International Asset Management and Accumulation segment.

        Real Estate Investments.    In the second and third quarters 2005, we sold certain real estate properties previously held for investment purposes. These properties qualify for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Therefore, the results of operations have been removed from our results of continuing operations for all periods presented. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. The gains on disposal are reported as other after-tax adjustments in our Corporate and Other segment.

        The properties were sold to take advantage of positive real estate market conditions in specific geographic locations and to further diversify our real estate portfolio.

        Selected financial information for the discontinued operation is as follows:

	December 31,
	2005	2004
	(in millions)
Assets
Real estate	$—	$75.5
All other assets	—	2.8

Total assets	$—	$78.3

Liabilities
All other liabilities	$—	$2.1

Total liabilities	$—	$2.1

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Total revenues	$2.2	$2.5	$4.0

Income from discontinued operations
Income before income taxes	$2.2	$2.5	$4.0
Income taxes	0.8	0.9	1.4

Income from discontinued operations, net of related income taxes	1.4	1.6	2.6
Income on disposal of discontinued operations, net of related income taxes	22.3	—	—

Net income	$23.7	$1.6	$2.6

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

        PI Argentina qualifies for discontinued operations treatment under SFAS 144, therefore, the results of operations have been removed from our results of continuing operations and segment operating earnings for all periods presented. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows.

        Selected financial information for the discontinued operations of PI Argentina is as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Total revenues	$—	$5.8	$10.1

Income (loss) from discontinued operations:
Income (loss) before income taxes	$—	$0.3	$(1.7)
Income taxes	—	0.1	0.2

Income (loss) from discontinued operations, net of related income taxes(1)	—	0.2	(1.9)
Income on disposal of discontinued operations, net of related income taxes	—	9.8	—

Net income (loss)	$—	$10.0	$(1.9)

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 2, 2004, sale of PI Argentina and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

        Principal Residential Mortgage, Inc.    On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our total after-tax proceeds from the sale were approximately $620.0 million. Our Mortgage Banking segment, which includes Principal Residential Mortgage, Inc., is accounted for as a discontinued operation, under SFAS 144 and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations and segment operating earnings for all periods presented. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and is included in our results of continuing operations and segment operating earnings for all periods prior to July 1, 2004.

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

        Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Total revenues	$—	$446.1	$1,396.8

Loss from continuing operations, net of related income taxes (represents corporate overhead)	$—	$(10.3)	$(18.1)
Income (loss) from discontinued operations
Income before income taxes	—	48.3	113.6
Income taxes	—	18.3	42.3

Income from discontinued operations, net of related income taxes(1)	—	30.0	71.3
Income (loss) on disposal of discontinued operations, net of related income taxes	(5.0)	92.3	—
Cumulative effect of accounting change, net of related income taxes	—	—	(10.0)

Net income (loss)	$(5.0)	$112.0	$43.2

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 1, 2004, sale of Principal Residential Mortgage, Inc. and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

        Our U.S. Asset Management and Accumulation segment held residential mortgage banking escrow deposits (reported as other liabilities) as of December 31, 2003. The purchaser (or acquirer) closed out the banking escrow deposit accounts as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the years ended December 31, 2004 and 2003 were $(5.6) million and $28.6 million, respectively. Income (loss) from discontinued operations net of related income taxes, for the years ended December 31, 2004 and 2003, were $(3.5) million and $11.2 million, respectively.

        BT Financial Group.    On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of December 31, 2005, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac. Our total after-tax proceeds from the sale were approximately U.S. $900.0 million. This amount includes cash proceeds from Westpac, tax benefits and a gain from unwinding the hedged asset associated with our investment in BT Financial Group.

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

        Refinements to the estimated loss, reported as discontinued operations, resulted in an increase to net income of $8.4 million and $21.8 million in 2005 and 2003, respectively.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted $7.1 million and $1.7 million for the years ended December 31, 2005, and 2004, respectively, and negatively impacted $5.1 million for the year ended December 31, 2003 as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Pension and Other Postretirement Benefit Expense

        The 2005 annual pension benefit expense for substantially all of our employees and certain agents was $48.6 million pre-tax, which was an $8.8 million increase from the 2004 pre-tax pension expense of $39.8 million. Of the $39.8 million of 2004 pre-tax expense, $51.8 million of expense ran through operating earnings and $12.1 million in pre-tax gains ran through discontinued operations due to the mid-year remeasurement for the Principal Residential Mortgage, Inc. divestiture. The discount rate used to determine the 2005 expense was 6.0%, which is down from the 6.25% and 6.5% discount rates used to calculate the 2004 expense. Two discount rates were used in 2004 due to the mid-year remeasurement for the Principal Residential Mortgage, Inc. divestiture. The expected long-term return on assets assumption used for the 2005 pension expense remained at 8.5%.

        Effective January 1, 2006, we are making changes to our retirement program, including the Principal Select Savings Plan ("401(k) Plan") and the Principal Pension Plan ("Pension Plan") and the corresponding nonqualified plans. The qualified and nonqualified Pension Plan changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors, and the removal of the cost of living adjustments for traditional benefits earned after January 1, 2006. The qualified and nonqualified 401(k) Plan company match is increasing from 50 percent of a 6 percent deferral to 75 percent of an 8 percent deferral. The Pension Plan changes will reduce the Pension Plan expense in 2006, while the 401(k) changes will increase the 401(k) expense.

        The 2006 pension expense for substantially all of our employees and certain agents is expected to be approximately $34.6 million. This is a decrease of $14.0 million over the 2005 pension expense. This decrease is due to the reduction in the Pension Plan formulas and asset performance in excess of our 8.5% long-term assumption. Partially offsetting this was an increase attributable to the use of a lower discount rate and lower long-term asset return assumption. The discount rate used to develop the 2006 expense was lowered to 5.75%, down from the 6.0% discount rate used to develop the 2005 expense. The long-term asset assumption was also lowered to 8.25%, down from the 8.50% assumption used to develop the 2005 expense. The 2006 decrease in pension expense is expected to be offset by a $14.2 million increase in 401(k) Plan company matching expense resulting from the January 1, 2006, 401(k) Plan changes.

Recent Accounting Changes

        On September 19, 2005, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. AcSEC defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets from the replaced contract should be written off and acquisition costs on the new contracts capitalized as appropriate. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are still evaluating the impact this guidance will have to our consolidated financial statements.

        On May 30, 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"), which changes the requirements for the accounting and reporting of a change in accounting principle. Under SFAS 154, a change in accounting principle should be retrospectively applied to all prior periods, unless it is impracticable to do so. This retrospective application requirement replaces the Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes ("APB 20"), requirement to recognize changes in accounting principle by including the cumulative effect of the change in net income during the current period. SFAS 154 applies to all voluntary changes in accounting principles where we are changing to a more preferable accounting method, as well as to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes on or after January 1, 2006. SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

        On December 21, 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earning Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 (the "Act") was enacted on October 22, 2004, and introduces, among other things, a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP 109-2 was issued to allow additional time for companies to determine whether any foreign earnings will be repatriated under the Act's repatriation provision, given the law was enacted late in the year and certain provisions were unclear. Under FSP 109-2, companies that took the additional time were required to provide disclosures about the status of the company's evaluation and the potential effects of its decision. FSP 109-2 was effective for the year ended December 31, 2004. Our current tax accrual reflects application of the provisions of the Act.

        On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 and amends FASB Statement No. 95, Statement of Cash Flows. On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, we will be adopting SFAS 123R effective

January 1, 2006 using the modified prospective method. This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. In addition, any stock options granted prior to January 1, 2002 are fully vested. We applied the prospective method of transition as prescribed by SFAS 123 when we elected to begin expensing stock-based compensation in 2002.

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

        In December 2004, SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"), was issued. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), provides the basic principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, APB 29 provided an exception that allowed certain exchanges of similar productive assets to be recorded at book value. SFAS 153 amends APB 29 to eliminate this exception and requires non-monetary exchanges that meet certain criteria to be accounted for at fair value. We adopted SFAS 153 and are applying its guidelines to nonmonetary exchanges occurring on or after July 1, 2005.

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Revenues:
Premiums and other considerations	$3,975.0	$3,710.0	$3,630.7
Fees and other revenues	1,683.2	1,472.0	1,185.8
Net investment income	3,360.7	3,224.0	3,229.4
Net realized/unrealized capital losses	(11.2)	(104.8)	(63.2)

Total revenues	9,007.7	8,301.2	7,982.7
Expenses:
Benefits, claims and settlement expenses	5,282.9	4,959.5	4,855.8
Dividends to policyholders	293.0	296.7	307.9
Operating expenses	2,307.5	2,165.9	1,998.7

Total expenses	7,883.4	7,422.1	7,162.4

Income from continuing operations before income taxes	1,124.3	879.1	820.3
Income taxes	232.4	178.2	175.6

Income from continuing operations, net of related income taxes	891.9	700.9	644.7
Income from discontinued operations, net of related income taxes	27.1	130.4	105.0

Income before cumulative effect of accounting changes	919.0	831.3	749.7
Cumulative effect of accounting changes, net of related income taxes	—	(5.7)	(3.4)

Net income	919.0	825.6	746.3
Preferred stock dividends	17.7	—	—

Net income available to common stockholders	$901.3	$825.6	$746.3

  Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Premiums and other considerations increased $265.0 million, or 7%, to $3,975.0 million for the year ended December 31, 2005, from $3,710.0 million for the year ended December 31, 2004. The increase was primarily due to a $170.5 million increase from the Life and Health Insurance segment, primarily related to strong sales and stable persistency in our specialty benefits business and higher premium per member in our health insurance business partially offset by a decline in premiums resulting from the continuation of a shift in marketing emphasis from individual traditional life insurance products to individual universal and variable universal life insurance products. The increase also reflected an $85.1 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales.

        Fees and other revenues increased $211.2 million, or 14%, to $1,683.2 million for the year ended December 31, 2005, from $1,472.0 million for the year ended December 31, 2004. The increase was primarily due to a $179.2 million increase from the U.S. Asset Management and Accumulation segment primarily related to an increase in account values and assets under management, modest performance in the equity markets and our acquisitions of Principal Services Trust Company and Columbus Circle.

        Net investment income increased $136.7 million, or 4%, to $3,360.7 million for the year ended December 31, 2005, from $3,224.0 million for the year ended December 31, 2004. The increase was primarily related to a $2,393.8 million, or 4%, increase in average invested assets and cash. The yield on average invested assets and cash was 5.8% for the years ended December 31, 2005 and 2004.

        Net realized/unrealized capital losses decreased $93.6 million, or 89%, to $11.2 million for the year ended December 31, 2005, from $104.8 million for the year ended December 31, 2004. The decrease is due to fewer other than temporary impairments of fixed maturity securities ($90.2 million) including a $52.1 million recovery of previously impaired securities received as the result of a litigation settlement, fewer losses related to the mark to market of derivative activities ($56.8 million), and gains versus losses on mortgage loans and real estate ($24.5 million) offset in part by fewer mark to market gains on certain seed money investments ($30.4 million), fewer gains on the sales of other fixed maturity securities ($13.9 million), more credit losses related to the sales of fixed maturity securities ($23.3 million), and the impairment of an equity partnership interest ($14.4 million).

        The following table highlights the contributors to net realized/unrealized capital gains and losses for the year ended December 31, 2005.

	For the year ended December 31, 2005
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$16.6	$8.2	$(45.8)	$(21.0)
Equity securities(2)	(3.0)	9.9	—	6.9
Mortgage loans on real estate(3)	1.3	—	—	1.3
Derivatives	—	—	17.2	17.2
Other(4)	(14.4)	9.8	(11.0)	(15.6)

Total	$0.5	$27.9	$(39.6)	$(11.2)

(1)
Impairments include $28.6 million of impairment write-downs and $74.0 million in realized recoveries on the sale of previously impaired assets. Credit losses include $2.0 million in realized gains and $30.8 million in realized losses related to credit triggered sales. Other gains (losses) includes gross realized gains of $39.5 million and gross realized losses of $31.3 million. Included in the $31.3 million of losses is an $11.0 million loss related to a large investment that was called from us in September.

(2)
Impairments include $3.0 million of impairment write-downs. Other gains (losses) includes gross realized gains of $15.7 million and gross realized losses of $5.8 million.

(3)
Impairments include $6.3 million in realized losses due to the sale of commercial mortgage loans and a $7.6 million decrease in the commercial mortgage valuation allowance.

(4)
Impairments include $14.4 million in realized losses related to an equity partnership interest. Other gains (losses) include $11.8 million in mark to market of net realized/unrealized gains on certain seed money investments.

        Benefits, claims and settlement expenses increased $323.4 million, or 7%, to $5,282.9 million for the year ended December 31, 2005, from $4,959.5 million for the year ended December 31, 2004. The increase was primarily due to a $165.6 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies and an increase in interest credited on our investment only block of business stemming from an increase in account values. The increase also reflected a $105.5 million increase from the Life and Health Insurance segment, primarily due to increased claim costs per medical member, an increase in medical members, and growth in the specialty benefits business.

        Dividends to policyholders decreased $3.7 million, or 1%, to $293.0 million for the year ended December 31, 2005, from $296.7 million for the year ended December 31, 2004. The decrease was primarily due to a $3.3 million decrease from the Life and Health Insurance segment, resulting from a declining interest rate environment.

        Operating expenses increased $141.6 million, or 7%, to $2,307.5 million for the year ended December 31, 2005, from $2,165.9 million for the year ended December 31, 2004. The increase reflected a $145.5 million increase from the U.S. Asset Management and Accumulation segment, primarily due to growth in our asset management business, an increase in compensation costs and due to our acquisitions of Principal Services Trust Company and Columbus Circle.

        Income taxes increased $54.2 million, or 30%, to $232.4 million for the year ended December 31, 2005, from $178.2 million for the year ended December 31, 2004. The effective income tax rate was 21% for the year ended December 31, 2005, and 20% for the year ended December 31, 2004. The effective income tax rates for the year ended December 31, 2005 and 2004, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits on our investment in a synthetic fuel production facility, and interest exclusion from taxable income.

        As a result of the foregoing factors and the inclusion of income from discontinued operations and the cumulative effect of accounting change, net of related income taxes, net income increased $93.4 million, or 11%, to $919.0 million for the year ended December 31, 2005, from $825.6 million for the year ended December 31, 2004. The income from discontinued operations for the year ended December 31, 2005, was related to gains on the sales and operating revenues of real estate properties that qualify for discontinued operations treatment under SFAS 144 and refinements to the estimated loss on the disposal of BT Financial Group partially offset by the negative impact of a change in the estimated gain from the discontinued operations for Principal Residential Mortgage, Inc. The income from discontinued operations for the year ended December 31, 2004, was related to our sale of Principal Residential Mortgage, Inc., the sale of our Argentine companies, and operating revenues of real estate properties that qualify for discontinued operations treatment under SFAS 144. The cumulative effect of accounting change was related to our implementation of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1") in 2004.

        Preferred stock dividends were $17.7 million for the year ended December 31, 2005, with no corresponding activity for the year ended December 31, 2004.

        Net income available to common stockholders increased $75.7 million, or 9%, to $901.3 million for the year ended December 31, 2005, from $825.6 million for the year ended December 31, 2004.

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

        Net investment income decreased $5.4 million to $3,224.0 million for the year ended December 31, 2004, from $3,229.4 million for the year ended December 31, 2003. The decrease was primarily related to a decrease in annualized investment yields. The yield on average invested assets and cash was 5.8% for the year ended December 31, 2004, compared to 6.2% for the year ended December 31, 2003. This reflects lower yields on invested assets due in part to a lower interest rate environment. Partially offsetting the decrease was a $4,088.7 million, or 8% increase in average invested assets and cash.

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

        Income taxes increased $2.6 million, or 1%, to $178.2 million for the year ended December 31, 2004, from $175.6 million for the year ended December 31, 2003. The effective income tax rate was 20% for the year ended December 31, 2004, and 21% for the year ended December 31, 2003. The effective income tax rate for the year ended December 31, 2004 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, 2004 tax credits on our investment in a synthetic fuel production facility, and interest exclusion from taxable income. The effective income tax rate for the year ended December 31, 2003 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and a favorable settlement of an IRS audit issue.

        As a result of the foregoing factors and the inclusion of income from discontinued operations and the cumulative effect of accounting changes, net of related income taxes, net income increased $79.3 million, or 11% to $825.6 million for the year ended December 31, 2004, from $746.3 million for the year ended December 31, 2003. The income from discontinued operations was related to our sale of Principal Residential Mortgage, Inc., our Argentine companies, certain real estate properties previously held for investment purposes and a change in the estimated loss on disposal of BT Financial Group in 2003. The cumulative effect of accounting changes were related to our implementation of SOP 03-1 in 2004 and our implementation of FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") in 2003.

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

        The following table presents segment information as of or for the years ended December 31, 2005, 2004 and 2003:

	As of or for year ended December 31,
	2005	2004	2003
		(in millions)
Operating revenues by segment
U.S. Asset Management and Accumulation	$4,099.2	$3,741.9	$3,622.4
International Asset Management and Accumulation	604.5	518.4	399.5
Life and Health Insurance	4,387.5	4,181.3	4,014.3
Corporate and Other(1)	(59.1)	(23.0)	26.8

Total segment operating revenues	9,032.1	8,418.6	8,063.0
Add:
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	(22.2)	(114.9)	(76.3)
Subtract:
Operating revenues from discontinued real estate	2.2	2.5	4.0

Total revenue per consolidated statements of operations	$9,007.7	$8,301.2	$7,982.7

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$538.4	$499.0	$422.6
International Asset Management and Accumulation	71.0	40.3	34.5
Life and Health Insurance	274.4	256.2	241.2
Mortgage Banking(3)	—	(10.3)	(18.1)
Corporate and Other	(21.4)	(20.4)	(12.5)

Total segment operating earnings, net of related income taxes	862.4	764.8	667.7
Net realized/unrealized capital losses, as adjusted(2)	(20.6)	(62.3)	(49.3)
Other after-tax adjustments(4)	59.5	123.1	127.9

Net income available to common stockholders per consolidated statements of operations	$901.3	$825.6	$746.3

Assets by segment:
U.S. Asset Management and Accumulation(5)	$103,506.1	$94,394.6	$83,904.8
International Asset Management and Accumulation	6,856.2	3,642.0	3,011.4
Life and Health Insurance	14,080.2	13,185.4	12,171.8
Mortgage Banking	—	—	5,558.8
Corporate and Other(6)	2,592.9	2,576.1	3,107.6

Total consolidated assets	$127,035.4	$113,798.1	$107,754.4

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

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Net realized/unrealized capital losses	$(11.2)	$(104.8)	$(63.2)
Certain market value adjustments to fee revenues	(12.1)	(8.0)	(17.7)
Recognition of front-end fee revenues	1.1	(2.1)	4.6

Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(22.2)	(114.9)	(76.3)
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	(0.7)	6.2	5.1
Capital gains distributed	(5.8)	(4.4)	(3.3)
Minority interest capital gains	(2.5)	(0.3)	(0.1)

Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs and sales inducement costs, capital gains distributed, and minority interest capital gains	(31.2)	(113.4)	(74.6)
Income tax effect	10.6	51.1	25.3

Net realized/unrealized capital losses, as adjusted	$(20.6)	$(62.3)	$(49.3)

(3)
Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

(4)
For the year ended December 31, 2005, other after-tax adjustments of $59.5 million included (1) the positive effects of: (a) a release of income tax reserves related to IRS tax matters ($33.8 million); (b) gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144 ($22.3 million) and (c) a change in the estimated loss on disposal of BT Financial Group ($8.4 million) and (2) the negative effect of a change in the estimated gain on disposal of Principal Residential Mortgage, Inc. ($5.0 million). For the year ended December 31, 2004, other after-tax adjustments of $123.1 million included (1) the positive effects of: (a) discontinued operations related to the sale of Principal Residential Mortgage, Inc. ($118.8 million) and (b) discontinued operations related to the sale of our Argentine companies ($10.0 million) and (2) the negative effect of a cumulative effect of accounting change related to the implementation of SOP 03-1 ($5.7 million). For the year ended December 31, 2003, other after-tax adjustments of $127.9 million included (1) the positive effects of: (a) income from discontinued operations related to the sale of Principal Residential Mortgage, Inc. ($82.5 million); (b) a decrease in income tax reserves established for contested IRS tax audit matters ($28.9 million) and (c) a change in the estimated loss on disposal of BT Financial Group ($21.8 million) and (2) the negative effect of: (a) a cumulative effect of accounting change related to the implementation of FIN 46 ($3.4 million) and (b) a loss from discontinued operations related to the sale of our Argentine companies ($1.9 million).

(5)
U.S. Asset Management and Accumulation separate account assets include shares of the Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $726.6 million, $782.8 million, and $833.9 million at December 31, 2005, 2004, and 2003, respectively. Changes in the fair value of the separate account are reflected in both separate account assets and separate account liabilities.

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

U.S. Asset Management and Accumulation Segment

  Asset Accumulation Trends

        Our sales of pension, institutional and other asset accumulation products and services in the U.S. have been affected by overall trends in the U.S. retirement services industry, as our customers rely less on defined benefit retirement plans, social security and other government programs. Continuing trends in the work environment include a more mobile workforce and the desire of employers to shift the market risk of retirement investments to employees by offering defined contribution plans rather than defined benefit plans. The graying of the population and recent market volatility are also driving growing interest in products generating stable income during retirement. These trends are increasing the demand for defined contribution pension arrangements such as 401(k) plans, mutual funds, annuities and bank IRAs. The "baby-boom" generation of U.S. workers has reached an age at which saving for retirement is critical and it continues to seek increased retirement savings using additional tax-advantaged investment products for retirement. Considering these trends, asset accumulation account values increased as of December 31, 2005, primarily due to significant additional gross new deposits, solid performance of the equity markets and retention of assets from existing clients. The interest rate environment remained relatively low despite an increase in interest rates that was more pronounced at the shorter durations. The S&P 500 posted a 4.9% total return contributing to a strong increase in total account values and assets under management by the end of 2005.

        The following table provides a summary of U.S. Asset Accumulation account values as of December 31, 2005, 2004 and 2003:

As of	U.S. Asset Accumulation Total account values
(in billions)
December 31, 2005	$120.3
December 31, 2004	108.6
December 31, 2003	91.8

  Asset Management Trends

        Asset management services have been among the most profitable and rapidly growing sectors of the financial services industry, at both the retail and institutional level. We seek to take advantage of current trends, which indicate that both retail and institutional investors embrace specialization, providing increased fees to successful active managers with expertise in specialty and niche areas. We have experienced very good success in winning institutional asset management mandates and expect to see continued growth in this area. Our U.S. third-party assets under management increased $11.7 billion during 2005.

        The following table provides a summary of Principal Global Investors' affiliated and third-party assets under management as of December 31, 2005, 2004 and 2003:

	Principal Global Investors
As of	Affiliated assets under management	Third-party assets under management	Total assets under management
	(in billions)
December 31, 2005	$103.4	$41.1	$144.5
December 31, 2004	97.0	29.4	126.4
December 31, 2003	88.6	24.1	112.7

  U.S. Asset Management and Accumulation Segment Summary Financial Data

        The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the years indicated:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$455.2	$370.1	$420.0
Fees and other revenues	1,196.3	1,016.2	833.7
Net investment income	2,447.7	2,355.6	2,368.7

Total operating revenues	4,099.2	3,741.9	3,622.4
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	2,265.3	2,099.8	2,146.6
Operating expenses	1,133.3	994.5	923.4

Total expenses	3,398.6	3,094.3	3,070.0

Operating earnings before income taxes	700.6	647.6	552.4
Income taxes	162.2	148.6	129.8

Operating earnings	538.4	499.0	422.6
Net realized/unrealized capital losses, as adjusted	(12.8)	(97.1)	(82.1)
Other after-tax adjustments	—	(5.0)	9.5

U.S. GAAP Reported:
Net income available to common stockholders	$525.6	$396.9	$350.0

(1)
Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

  Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Premiums and other considerations increased $85.1 million, or 23%, to $455.2 million for the year ended December 31, 2005, from $370.1 million for the year ended December 31, 2004. The increase primarily resulted from a $61.2 million increase in full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. In addition, individual fixed annuity premiums and other considerations increased $23.9 million due to increased sales from certain distribution channels and due to higher sales of larger sized contracts in 2005.

        Fees and other revenues increased $180.1 million, or 18%, to $1,196.3 million for the year ended December 31, 2005, from $1,016.2 million for the year ended December 31, 2004. Full-service accumulation fees and other revenues increased $104.0 million primarily due to continued strong net cash flow, modest performance in the equity markets and our acquisition of Principal Services Trust Company. Also contributing to the overall increase was a $69.4 million increase in Principal Global Investors fees and other revenues, which was primarily due to our acquisition of Columbus Circle, higher real estate transaction fees, an increase in assets under management and an increase in loans securitized in 2005.

        Net investment income increased $92.1 million, or 4%, to $2,447.7 million for the year ended December 31, 2005, from $2,355.6 million for the year ended December 31, 2004. The increase reflects a $1,749.6 million, or 4%, increase in average invested assets and cash for the segment. The average annualized yield on invested assets and cash was 5.7% for the years ended December 31, 2005 and 2004.

        Benefits, claims and settlement expenses, including dividends to policyholders, increased $165.5 million, or 8%, to $2,265.3 million for the year ended December 31, 2005, from $2,099.8 million for the year ended December 31, 2004. The increase primarily resulted from a $73.4 million increase in our full-service payout business as a result of increased sales of single premium group annuities with life contingencies. Also contributing to the increase was a $68.5 million increase in investment-only business due primarily to an increase in interest credited on this block of business stemming from higher account values. Partially offsetting the overall increase was a $32.3 million decrease in full-service accumulation benefits, claims and settlement expenses primarily due to lower interest credited on our non-participating deposit type business and to a lesser extent decreases in cost of interest credited on our participating block.

        Operating expenses increased $138.8 million, or 14%, to $1,133.3 million for the year ended December 31, 2005, from $994.5 million for the year ended December 31, 2004. The increase primarily resulted from a $77.0 million increase in full-service accumulation operating expenses due to our acquisition of Principal Services Trust Company, an increase in compensation costs and an increase in amortization of DPAC in 2005. In addition, Principal Global Investors operating expenses increased $46.1 million primarily due to our acquisition of Columbus Circle, growth in existing operations and an increase in allocated expenses.

        Income taxes increased $13.6 million, or 9%, to $162.2 million for the year ended December 31, 2005, from $148.6 million for the year ended December 31, 2004. The effective income tax rate for this segment was 23% for the years ended December 31, 2005 and 2004. The effective income tax rates for the years ended December 31, 2005 and 2004, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

        As a result of the foregoing factors, operating earnings increased $39.4 million, or 8%, to $538.4 million for the year ended December 31, 2005, from $499.0 million for the year ended December 31, 2004.

        Net realized/unrealized capital losses, as adjusted, decreased $84.3 million, or 87%, to $12.8 million for the year ended December 31, 2005, from $97.1 million for the year ended December 31, 2004. The decrease is due to fewer other than temporary impairments of fixed maturity securities including a $24.3 million recovery of previously impaired securities received as the result of a litigation settlement, fewer losses related to the mark to market of derivative activities, and gains versus losses on mortgage loans offset in part by losses versus gains on the sale of fixed maturity securities.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments for the year ended December 31, 2005, net income available to common stockholders increased $128.7 million, or 32%, to $525.6 million from $396.9 million for the year ended December 31, 2004. For the year ended December 31, 2004, net income available to common stockholders included the negative effect of other after-tax adjustments totaling $5.0 million related to: (1) a loss from discontinued operations associated with the sale of Principal Residential Mortgage, Inc. ($3.5 million) and (2) a cumulative effect of accounting change due to our implementation of SOP 03-1 ($1.5 million).

  Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Premiums and other considerations decreased $49.9 million, or 12%, to $370.1 million for the year ended December 31, 2004, from $420.0 million for the year ended December 31, 2003. The decrease primarily resulted from a $45.4 million decrease in full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

        Fees and other revenues increased $182.5 million, or 22%, to $1,016.2 million for the year ended December 31, 2004, from $833.7 million for the year ended December 31, 2003. Full-service accumulation fees and other revenue increased $132.4 million primarily due to an increase in fees from our separate accounts resulting from improvements in the equity markets and net cash flow, which have led to higher account values. Principal Global Investors fees and other revenues increased $34.0 million primarily due to increased revenue from commercial real estate business and an increase in assets under management, which resulted from improvements in the equity markets and net cash flow.

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

        Benefits, claims and settlement expenses, including dividends to policyholders, decreased $46.8 million, or 2%, to $2,099.8 million for the year ended December 31, 2004, from $2,146.6 million for the year ended December 31, 2003. The decrease primarily resulted from a $43.1 million decrease in our full-service payout business as a result of decreased sales of single premium group annuities with life contingencies. Also contributing to the decrease was a $37.9 million decrease in full-service accumulation business due primarily to a decrease in cost of interest credited on our non-participating deposit type business and to a lesser extent decreases in cost of interest credited on our participating block. Partially offsetting the overall decrease was an increase of $28.0 million in our investment-only business primarily due to an increase in cost of interest credited on this block of business as a result of an increase in account values.

        Operating expenses increased $71.1 million, or 8%, to $994.5 million for the year ended December 31, 2004, from $923.4 million for the year ended December 31, 2003. The increase primarily resulted from a $57.8 million increase in our full-service accumulation operating expenses due to an increase in amortization of DPAC in 2004 and an increase in non-deferrable expenses. In addition, individual fixed annuity operating expenses increased $16.4 million due to strong growth in our block of fixed deferred annuity business.

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

International Asset Management and Accumulation Segment

  Asset Accumulation Trends

        Our international asset management and accumulation businesses focus on countries with a trend toward private sector defined contribution pension systems, including privatization of public retirement pension systems. With variations depending upon the specific country, we have targeted these markets for sales of retirement and related products and services, including defined contribution pension plans, annuities and long-term mutual funds to businesses and individuals. In some of our international markets, we complement our sales of these products with sales of life insurance products.

        We have pursued our international strategy through a combination of start-ups, acquisitions and joint ventures, which require infusions of capital consistent with our strategy of long-term growth and profitability.

        The following table provides a summary of Principal International assets under management as of December 31, 2005, 2004 and 2003:

As of	Principal International Total assets under management
(in billions)
December 31, 2005	$15.4
December 31, 2004	10.2
December 31, 2003	7.5

  International Asset Management and Accumulation Segment Summary Financial Data

        The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the years indicated:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$247.6	$241.0	$191.7
Fees and other revenues	109.2	85.9	70.4
Net investment income	247.7	191.5	137.4

Total operating revenues	604.5	518.4	399.5
Expenses:
Benefits, claims and settlement expenses	409.3	357.3	263.7
Operating expenses	128.7	112.2	97.8

Total expenses	538.0	469.5	361.5

Operating earnings before income taxes	66.5	48.9	38.0
Income taxes (benefits)	(4.5)	8.6	3.5

Operating earnings	71.0	40.3	34.5
Net realized/unrealized capital gains, as adjusted	8.1	17.3	4.8
Other after-tax adjustments	—	6.7	19.9

U.S. GAAP Reported:
Net income available to common stockholders	$79.1	$64.3	$59.2

Other Data:
Operating earnings:
Principal International	$71.0	$40.3	$34.5
BT Financial Group	—	—	—
Net income:
Principal International	$79.1	$64.3	$37.4
BT Financial Group	—	—	21.8

(1)
Excludes net realized/unrealized capital gains.

  Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Premiums and other considerations increased $6.6 million, or 3%, to $247.6 million for the year ended December 31, 2005, from $241.0 million for the year ended December 31, 2004. An increase of $18.4 million in Chile and Mexico was the result of the strengthening of the peso versus the U.S. dollar. Partially offsetting this increase was a decrease of $10.6 million in Chile due to decreased sales of single premium annuities with life contingencies.

        Fees and other revenues increased $23.3 million, or 27%, to $109.2 million for the year ended December 31, 2005, from $85.9 million for the year ended December 31, 2004. An increase of $15.3 million in Mexico was primarily due to a refinement of accrued fee income, improved net transfers of pension customers from competitors, and the strengthening of the peso versus the U.S. dollar. An increase of $3.4 million in India was a result of an increase in fees from PPIAC that began operations in February 2005 and an increase in fees from growth in assets under management. In addition, an increase of $3.3 million in Chile was primarily a result of an increase in mortgage loan servicing revenue, increased fees caused by growth in assets under management and the strengthening of the peso.

        Net investment income increased $56.2 million, or 29%, to $247.7 million for the year ended December 31, 2005, from $191.5 million for the year ended December 31, 2004. The increase was primarily due to an increase of $473.5 million, or 22%, in average invested assets and cash, excluding our equity investments in subsidiaries. In addition, the increase was related to an increase in the annualized yield on average invested assets and cash, excluding our equity investments in subsidiaries, which was 8.5% for the year ended December 31, 2005, compared to 8.1% for the year ended December 31, 2004.

        Benefits, claims and settlement expenses increased $52.0 million, or 15%, to $409.3 million for the year ended December 31, 2005, from $357.3 million for the year ended December 31, 2004. An increase of $54.5 million in Chile was the result of the strengthening of the peso versus the U.S. dollar and higher interest credited to customers partially offset by a lower change in reserves due to a decrease in sales of single premium annuities with life contingencies in 2005.

        Operating expenses increased $16.5 million, or 15%, to $128.7 million for the year ended December 31, 2005, from $112.2 million for the year ended December 31, 2004. An increase of $4.3 million in Chile and Mexico was the result of the strengthening of the peso versus the U.S. dollar. In addition, an increase of $3.0 million in Mexico was due to increased marketing efforts and asset retention training for agents and employees. Furthermore, an increase of $2.2 million in Chile was due to the impact of an impairment of the value of business acquired ("VOBA") stemming from declining interest rates. An increase of $2.3 million in India was due to higher compensation costs in the asset management company coupled with costs from PPIAC, which started operations in February 2005. An increase of $2.1 million in Hong Kong was primarily due to increased costs related to consolidation of our mutual fund products, marketing costs, and compensation costs as well as DPAC unlocking.

        Income taxes decreased $13.1 million to an income tax benefit of $4.5 million for the year ended December 31, 2005, from income tax expense of $8.6 million for the year ended December 31, 2004. A decrease of $8.9 million in Japan was primarily due to a tax benefit associated with the liquidation of the business in 2005. A decrease of $7.3 million at corporate headquarters was due to the benefit from the American Jobs Creation Act in 2005 and foreign dividend activity that generated tax expense in 2004. As a result of the foregoing factors, operating earnings increased $30.7 million, or 76%, to $71.0 million for the year ended December 31, 2005, from $40.3 million for the year ended December 31, 2004.

        Net realized/unrealized capital gains, as adjusted, decreased $9.2 million, or 53%, to $8.1 million for the year ended December 31, 2005, from $17.3 million for the year ended December 31, 2004. The decrease was primarily related to a $4.7 million decrease in Chile due to lower realized gains on derivatives that are held to more effectively match the invested asset portfolio to our policyholder liability risks. In addition, a decrease of $2.4 million in India related to a realized gain in 2004 on recovery of a previously impaired debt security.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $14.8 million, or 23%, to $79.1 million for the year ended December 31, 2005, from $64.3 million for the year ended December 31, 2004. For the year ended December 31, 2004, net income included the positive effect of other after-tax adjustments totaling $6.7 million, related to: (1) the positive effect of income from discontinued operations related to the sale of our Argentine companies ($10.0 million) and (2) the negative effect of cumulative effect of an accounting change related to the implementation of SOP 03-1 ($3.3 million).

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

        Net investment income increased $54.1 million, or 39%, to $191.5 million for the year ended December 31, 2004, from $137.4 million for the year ended December 31, 2003. The increase was primarily due to a $466.8 million, or 28%, increase in average invested assets and cash, excluding our equity investment in subsidiaries. In addition, the increase was related to an increase in the annualized yield on average invested assets and cash, excluding our equity investment in subsidiaries, which was 8.1% for the year ended December 31, 2004, compared to 7.3% for the year ended December 31, 2003.

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

        Operating expenses increased $14.4 million, or 15%, to $112.2 million for the year ended December 31, 2004, from $97.8 million for the year ended December 31, 2003. An increase of $8.7 million in Mexico was primarily due to DPAC and VOBA unlocking, increased compensation expenses, higher postage and legal expenses to introduce a second investment option for our Mexico AFORE customers and the acquisition of Genera in July 2003. In addition, an increase of $3.8 million in Hong Kong was primarily a result of increased marketing efforts, compensation costs and higher investment management fees caused by an increase in assets under management due to the acquisition of Dao Heng Fund Management in 2004.

        Income tax expense increased $5.1 million, to $8.6 million for the year ended December 31, 2004, from $3.5 million for the year ended December 31, 2003. An increase of $3.2 million was primarily related to a planned 2005 dividend from Mexico. In addition, the increase was a result of an increase related to our Brazilian equity method investment. These increases are partially offset as a result of enacted tax rate reductions in Mexico.

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

        As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $5.1 million, or 9%, to $64.3 million for the year ended December 31, 2004, from $59.2 million for the year ended December 31, 2003. For the year ended December 31, 2004, net income available to common stockholders included the positive effect of other after-tax adjustments totaling $6.7 million, related to: (1) the positive effect of income from discontinued operations related to the sale of our Argentine companies ($10.0 million) and (2) the negative effect of cumulative effect of an accounting change related to the implementation of SOP 03-1 ($3.3 million). For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $19.9 million, related to: (1) the positive effect of the change in the estimated loss on disposal of BT Financial Group ($21.8 million) and (2) the negative effect of the loss from discontinued operations related to the sale of our Argentine companies ($1.9 million).

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

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years ended December 31, 2005, 2004 and 2003:

	Individual life insurance
	Individual universal and variable universal life insurance	Individual traditional life insurance
For the year ended
	Fee revenues	Premiums
	(in millions)
December 31, 2005	$212.6	$645.2
December 31, 2004	182.8	675.8
December 31, 2003	140.7	710.9

        The following table provides a summary of our individual life insurance policyholder liabilities as of December 31, 2005, 2004 and 2003:

	Individual life insurance
	Individual universal and variable universal life insurance	Individual traditional life insurance
As of
	Policyholder liabilities(1)	Policyholder liabilities
	(in millions)
December 31, 2005	$3,493.8	$5,955.4
December 31, 2004	2,880.0	6,042.2
December 31, 2003	2,269.0	6,011.0

(1)
Includes separate account liabilities for policies with variable investment options.

  Health Insurance Trends

        The year 2005 saw good growth in group medical premium and fees and members due to improved pricing and market focus. While we continue to sell group medical business in 35 states plus the District of Columbia, we have sharpened our focus on 13 states. Premium revenue has grown due to both price and membership increases. The fee-for-service portion of our business had a drop in medical members and fees because of our competitive position in the market. Our fee-for-service offering is available in all 50 states plus the District of Columbia. Fees and members in the fee-for-service business were impacted by the acquisition of the Molloy Companies on January 2, 2004. These changes have impacted the premium and fee trend during the three year period illustrated below.

        Our health insurance premium and fees for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Premium and fees
For the year ended	Group medical insurance	Fee-for-service(1)
	(in millions)
December 31, 2005	$1,676.5	$176.6
December 31, 2004	1,586.9	178.8
December 31, 2003	1,561.7	142.8

(1)
We acquired the Molloy Companies on January 2, 2004, adding approximately $40 million in fee income.

        Our covered members as of December 31, 2005, 2004 and 2003 were as follows:

	Covered medical members
As of	Group medical insurance	Fee-for-service(1)
	(in thousands)
December 31, 2005	620.1	861.5
December 31, 2004	574.8	986.6
December 31, 2003	596.4	790.1

(1)
We acquired the Molloy Companies on January 2, 2004, adding about 198,000 fee-for-service members.

  Specialty Benefits Insurance Trends

        Premium and fee growth for our specialty benefits insurance business is being driven by growing sales and favorable retention. This has been a result of growing and more focused distribution supporting these product lines, increasing focus on voluntary/worksite, and the introduction of new products.

        The following table provides a summary of our specialty benefits insurance premium and fees for the years ended December 31, 2005, 2004 and 2003:

	Premium and fees
For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance
	(in millions)
December 31, 2005	$434.5	$259.9	$200.3	$130.8
December 31, 2004	383.2	239.1	170.1	113.3
December 31, 2003	352.2	216.8	140.0	102.5

  Life and Health Insurance Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$3,267.1	$3,096.6	$3,019.0
Fees and other revenues	444.3	421.9	338.9
Net investment income	676.1	662.8	656.4

Total operating revenues	4,387.5	4,181.3	4,014.3
Expenses:
Benefits, claims and settlement expenses	2,620.2	2,514.7	2,457.7
Dividends to policyholders	288.5	291.8	301.0
Operating expenses	1,066.3	988.7	891.8

Total expenses	3,975.0	3,795.2	3,650.5

Operating earnings before income taxes	412.5	386.1	363.8
Income taxes	138.1	129.9	122.6

Operating earnings	274.4	256.2	241.2
Net realized/unrealized capital losses, as adjusted	(2.3)	(8.9)	(16.6)
Other after-tax adjustments	—	(0.9)	—

U.S. GAAP Reported:
Net income available to common stockholders	$272.1	$246.4	$224.6

(1)
Excludes net realized/unrealized capital losses.

  Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Premiums and other considerations increased $170.5 million, or 6%, to $3,267.1 million for the year ended December 31, 2005, from $3,096.6 million for the year ended December 31, 2004. Specialty benefits insurance premiums increased $119.5 million primarily due to strong sales and steady retention. Health insurance premiums increased $94.9 million, primarily resulting from higher premium per member and an increase in average insured medical members. Partially offsetting these increases was a decrease of $43.9 million in individual life insurance premiums, primarily a result of the continuation of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products and an increase in ceded reinsurance premium. Unlike traditional premium-based products, individual universal and variable universal life insurance premiums are not reported as U.S. GAAP revenue.

        Fees and other revenues increased $22.4 million, or 5%, to $444.3 million for the year ended December 31, 2005, from $421.9 million for the year ended December 31, 2004. Fee revenues from our individual life insurance business increased $30.0 million, primarily due to growth in our fee-based universal and variable universal life insurance business. Fee revenues from our health insurance business decreased $7.9 million, primarily due to a decrease in average fee-for-service medical members.

        Net investment income increased $13.3 million, or 2%, to $676.1 million for the year ended December 31, 2005, from $662.8 million for the year ended December 31, 2004. The increase primarily relates to a $518.4, or 5%, increase in average invested assets and cash for the segment. The increase was partially offset by a decrease in the average annualized yield on invested assets and cash, which was 6.2% for the year ended December 31, 2005, compared to 6.4% for the year ended December 31, 2004. This reflects lower yields on fixed maturity securities and commercial mortgages due in part to a lower interest rate environment.

        Benefits, claims and settlement expenses increased $105.5 million, or 4%, to $2,620.2 million for the year ended December 31, 2005, from $2,514.7 million for the year ended December 31, 2004. Health insurance benefits, claims and settlement expenses increased $66.0 million primarily due to increases in claim costs per member and average members, even though loss ratios decreased. Likewise, despite lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $58.9 million, primarily due to growth in the business.

        Dividends to policyholders decreased $3.3 million, or 1%, to $288.5 million for the year ended December 31, 2005, from $291.8 million for the year ended December 31, 2004. The decrease is primarily related to a decrease in the individual life insurance dividend interest crediting rates resulting from a declining interest rate environment.

        Operating expenses increased $77.6 million, or 8%, to $1,066.3 million for the year ended December 31, 2005, from $988.7 million for the year ended December 31, 2004. Specialty benefits insurance operating expenses increased $45.7 million due to growth in the business. Health insurance operating expenses increased $29.5 million, primarily due to growth in the insured medical and wellness businesses and additional salary and benefit-related expenses.

        Income taxes increased $8.2 million, or 6%, to $138.1 million for the year ended December 31, 2005, from $129.9 million for the year ended December 31, 2004. The effective income tax rate for the segment was 33% for the year ended December 31, 2005 and 34% for the year ended December 31, 2004. The effective income tax rates for the years ended December 31, 2005 and 2004, were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income.

        As a result of the foregoing factors, operating earnings increased $18.2 million, or 7%, to $274.4 million for the year ended December 31, 2005, from $256.2 million for the year ended December 31, 2004.

        Net realized/unrealized capital losses, as adjusted, decreased $6.6 million, or 74%, to $2.3 million for the year ended December 31, 2005, from $8.9 million for the year ended December 31, 2004. The decrease is due to fewer other than temporary impairments of fixed maturity securities including a $7.4 million recovery of previously impaired securities received as the result of a litigation settlement offset in part by more losses related to the mark to market of derivative activities, a software impairment, and losses versus gains on the sale of fixed maturity securities.

        As a result of the foregoing factors and the inclusion of a 2004 other after-tax adjustment, net income available to common stockholders increased $25.7 million, or 10%, to $272.1 million for the year ended December 31, 2005, from $246.4 million for the year ended December 31, 2004. The other after-tax adjustment for the year ended December 31, 2004, had a negative impact on net income of $0.9 million due to the cumulative effect of accounting change, a result of our implementation of SOP 03-1.

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

        As a result of the foregoing factors and the inclusion of an other after-tax adjustment, net income available to common stockholders increased $21.8 million, or 10%, to $246.4 million for the year ended December 31, 2004, from $224.6 million for the year ended December 31, 2003. For the year ended December 31, 2004, net income available to common stockholders included the negative effect of an other after-tax adjustment of $0.9 million due to a cumulative effect of accounting change, a result of our implementation of SOP 03-1.

Corporate and Other Segment

  Corporate and Other Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate and Other segment for the years indicated:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Operating Earnings Data:
Operating Revenues(1):
Total operating revenues	$(59.1)	$(23.0)	$26.8
Expenses:
Total expenses	(6.9)	47.9	55.6

Operating loss before income taxes and preferred stock dividends	(52.2)	(70.9)	(28.8)
Income tax benefits	(48.5)	(50.5)	(16.3)
Preferred stock dividends	17.7	—	—

Operating loss	(21.4)	(20.4)	(12.5)
Net realized/unrealized capital gains (losses), as adjusted	(13.6)	26.4	44.6
Other after-tax adjustments	64.5	—	37.2

U.S. GAAP Reported:
Net income available to common stockholders	$29.5	$6.0	$69.3

(1)
Excludes net realized/unrealized capital gains (losses).

  Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Total operating revenues decreased $36.1 million to a negative $59.1 million for the year ended December 31, 2005, from a negative $23.0 million for the year ended December 31, 2004. Net investment income decreased $21.5 million primarily due to the increase in investment expenses related to the acquisition of a significant variable interest in a coal-based synthetic fuel production facility in June 2004. The increase in investment expense from this investment is more than offset by a decrease in income taxes due to Section 29 tax credits generated from fuel production. In addition, the decrease in total revenues was partially due to a decrease of $7.7 million in fee revenue for transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, Inc., which is mostly offset by a corresponding change in total expense. Furthermore, the decrease in total revenues was due to a $5.5 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

        Total expenses decreased $54.8 million to a negative $6.9 million for the year ended December 31, 2005, from a positive $47.9 million for the year ended December 31, 2004. The decrease in total expenses was partially due to a $23.0 million decrease in interest related to federal income tax audit activities as well as a $13.5 million decrease in interest related to the reduction of corporate debt. In addition, the decrease in total expenses was due to a $7.3 million decrease in transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, which is mostly offset in total revenue. A decrease in total expense of $7.2 million was related to a prior year prepayment penalty recognized on the redemption of our surplus notes due 2024. Furthermore, inter-segment eliminations included in this segment increased $5.5 million, resulting in a decrease in total expenses.

        Income tax benefits decreased $2.0 million, or 4%, to $48.5 million for the year ended December 31, 2005, from $50.5 million for the year ended December 31, 2004. The decrease was primarily due to a decrease in operating loss before income taxes and preferred stock dividends, a change in income tax reserves established for IRS tax matters, as well as a tax benefit associated with the sale of a foreign investment in 2004. Largely offsetting these decreases in income tax benefits are a full year of Section 29 tax credits from our investment in a synthetic fuel production facility.

        Preferred stock dividends were $17.7 million for the year ended December 31, 2005, with no corresponding activity for the year ended December 31, 2004. The preferred stock dividends were a result of issuing preferred stock in June 2005.

        As a result of the foregoing factors, operating loss increased $1.0 million, or 5%, to $21.4 million for the year ended December 31, 2005, from $20.4 million for the year ended December 31, 2004.

        Net realized/unrealized capital losses, as adjusted, increased $40.0 million to $13.6 million for the year ended December 31, 2005, from $26.4 million net realized/unrealized gains for the year ended December 31, 2004. The decrease was primarily due to less mark to market gains on certain seed money investments, increased losses on sales of invested assets, and the impairment of an equity partnership interest.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $23.5 million to $29.5 million for the year ended December 31, 2005, from $6.0 million for the year ended December 31, 2004. For the year ended December 31, 2005, net income included the positive effect of other after-tax adjustments totaling $64.5 million related to: (1) a decrease in income tax reserves and associated interest related to IRS tax matters ($42.2 million) and (2) gains on sales of real estate properties that qualify for discontinued operations treatment ($22.3 million).

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

        As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders decreased $63.3 million, or 91%, to $6.0 million for the year ended December 31, 2004, from $69.3 million for the year ended December 31, 2003. For the year ended December 31, 2003, net income included the positive effect of other after-tax adjustments totaling $37.2 million related to: (1) a decrease in income tax reserves established for contested IRS tax audit matters ($28.9 million) and (2) the cumulative effect of accounting change, a result of our implementation of FIN 46 ($8.3 million).

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

        Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2005 statutory results, Principal Life could pay approximately $630.7 million in stockholder dividends in 2006 without exceeding the statutory limitation. Principal Life was able to pay approximately $591.1 million in statutory dividends in 2005 based on its 2004 statutory financial results without being subject to the restrictions on payment of extraordinary stockholder dividends.

        On February 28, 2006, Principal Life declared a common stock dividend to its parent company of up to $625.0 million, $425.0 million of which was accrued as of February 28, 2006.

        On November 2, 2005, Principal Life declared a dividend of up to $300.0 million. Total stockholder dividends paid by Principal Life to its parent company in 2005 were $200.0 million.

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

        Preferred Stock Issuances.    On June 16, 2005, we issued 13.0 million shares of non-cumulative perpetual preferred stock under our shelf registration for net proceeds of $542.0 million. Substantially all of the preferred securities proceeds were used to repurchase shares of outstanding common stock. Following our issuance of perpetual preferred stock, we now have the ability to issue up to $2.45 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts, under the shelf registration.

        Preferred Stock Dividend Restrictions and Payments.    The certificates of designations for the preferred stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2005, we have no preferred dividend restrictions.

        On September 30, 2005, we paid a dividend of $9.4 million, equal to $1.59 per share on Series A non-cumulative perpetual preferred stock and equal to $0.47 per share on Series B non-cumulative perpetual preferred stock, to stockholders of record as of September 1, 2005. On December 30, 2005, we paid a dividend of $8.3 million, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock, to stockholders of record as of December 15, 2005.

  Common Stock Issued and Treasury Stock Acquired

        Another source of liquidity is issuance of our common stock. Proceeds from the issuance of our common stock were $59.9 million and $41.2 million in 2005 and 2004, respectively.

        In 2005, we paid $182.2 million in dividends to common stockholders. We paid a dividend of $0.65 per share on December 16, 2005, to stockholders of record as of November 17, 2005. In 2004, we paid $166.5 million, or $0.55 per share, in dividends to common stockholders.

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

        In November 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. As of December 31, 2005, no purchases have been made under this program.

        In June 2005, following our Board of Directors authorization of the repurchase of up to 15.0 million shares of our outstanding common stock, we entered into an accelerated stock repurchase agreement with a third party investment banker for approximately 13.7 million shares of our common stock with an initial payment of $542.3 million. This transaction was subject to a market pricing adjustment provision based on the volume weighted average market price over the execution period, which could be settled in shares or cash. On October 3, 2005, we elected to settle in cash. On November 10, 2005, the transaction was completed for an additional payment of $84.0 million. We do not intend to make further purchases under this program.

        In March 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. This program began after the completion of the May 2004 repurchase program, which authorized the repurchase of up to $700.0 million of our outstanding common stock. Under the May 2004 and March 2005 repurchase programs, we acquired 8.4 million shares in the open market at an aggregate cost of $325.0 million in 2005. Of that amount, $75.0 million was acquired under the May 2004 repurchase program and $250.0 million was acquired under the March 2005 repurchase program. The share repurchase program announced in March 2005 was completed in May 2005.

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

        Principal Life maintains investment strategies generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer lives, such as life insurance and full-service payout pension products, are matched with assets having similar estimated lives such as mortgage loans, long-term bonds and private placement bonds. Shorter-term liabilities are matched with investments such as short and medium-term fixed maturities. In addition, highly liquid, high quality short-term investments are held to fund anticipated operating expenses, surrenders, withdrawals and development and maintenance expenses associated with new products and technologies. Our privately placed fixed maturity securities, commercial mortgage loans and real estate investments are generally less liquid than our publicly traded fixed maturity securities. These asset classes represented approximately 40% and 42% of the value of our consolidated invested assets as of December 31, 2005 and 2004 respectively. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk" for a discussion of duration matching.

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

        Principal Life takes into account asset-liability management considerations in the product development and design process. Contract terms of 98% of Principal Life's universal and variable universal life insurance products as of December 31, 2005 and 2004, include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals; limit the circumstances under which withdrawals are permitted; or assess a surrender charge or market value adjustment relating to the underlying assets. The market value adjustment feature in Principal Life's fixed annuity products adjusts the surrender value of a contract in the event of surrender prior to the end of the contract period to protect Principal Life against losses due to higher interest rates at the time of surrender.

        Our GICs and funding agreements contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements.

        The following table presents U.S. GAAP reserves for guaranteed investment contracts and funding agreements by withdrawal provisions as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	(in millions)
Book Value Out(1)
Surrenderable:
Book value out without surrender charge	$3.7	$5.2
Book value out with surrender charge	2,189.0	1,701.8

Total surrenderable	2,192.7	1,707.0

Total book value out	2,192.7	1,707.0
Market Value Out(2)
Less than 30 days' notice	—	0.7
30 to 89 days' notice	23.8	25.3
90 to 180 days' notice	335.7	315.3
More than 180 days' notice	3,591.8	3,926.3
No active surrender provision	252.3	250.9

Total market value out	4,203.6	4,518.5
Not puttable or surrenderable	18,037.3	17,844.1

Total GICs and funding agreements	$24,433.6	$24,069.6

(1)
Book Value Out: The amount equal to the sum of deposits less withdrawals with interest accrued at the contractual interest rate.

(2)
Market Value Out: The amount equal to the book value out plus a market value adjustment to adjust for changes in interest rates.

  International Asset Management and Accumulation Operations

        Our Brazilian, Hong Kong, Chilean, Indian, and Mexican operations produced positive cash flow from operations for the year ended December 31, 2005. For the years ended December 31, 2004 and 2003, our Chilean, Indian and Mexican operations produced positive cash flow from operations. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations have required infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources. Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we have repatriated a portion of the capital from certain countries in 2005.

  Sources and Uses of Cash of Consolidated Operations

        Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the year ended December 31,
Cash flows attributable to discontinued operations:
	2005	2004	2003
	(in millions)
Net cash provided by (used in) operating activities	$(1.2)	$(627.7)	$2,592.3
Net cash used in investing activities	(0.7)	(473.7)	(1,065.2)
Net cash provided by (used in) financing activities	—	600.0	(1,335.1)

        Net cash provided by operating activities was $2,384.2 million, $2,262.8 million and $3,008.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in cash provided by operating activities in 2005 compared to 2004 is due to an increase in premiums and fees and other revenues received. This increase is partially offset by increased taxes paid in 2005, largely due to the 2005 payment of an Internal Revenue Service deficiency related to the examination for 1999-2001. The decrease in cash provided by our continuing operations in 2004 as compared to 2003 is primarily due to a decrease in mortgage escrow balances held in our banking operations that were closed out by the purchaser (or acquirer) as a result of the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc., as well as an increase in the net acquisition of mortgage loans held for sale. These decreases were partially offset by the settlement of intercompany arrangements received as a result of the sale of Principal Residential Mortgage, Inc.

        Net cash used in investing activities was $1,608.0 million, $3,184.6 million and $3,505.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. The decrease in cash used in 2005 for investing activities compared to 2004 is primarily due to a decrease in the net acquisitions of available-for-sale securities and mortgage loans. Offsetting this was the sale of subsidiaries, including the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc., in 2004, with no corresponding activity in 2005. The decrease in cash used in 2004 for investing activities compared to 2003 is due to cash received from the sale of subsidiaries, in addition to an increase in net sales of mortgage loans and real estate. Offsetting these was an increase in the net acquisition of available-for-sale securities in 2004 over 2003.

        Net cash provided by financing activities was $414.5 million, $182.8 million and $959.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in cash provided by financing activities in 2005 compared to 2004 was primarily due to a preferred stock issuance in 2005, increases in short term borrowing as well as a reduction in long term debt repayments in the current year. These increases were partially offset by a decrease in net deposits of investment contracts, an increase in treasury stock acquisitions and the accelerated stock repurchase settlement. The decrease in cash provided by financing activities in 2004 compared to 2003 was primarily due to an increase in debt payments in 2004, an increase in treasury stock acquisitions as well as a decrease in bank deposits. This was partially offset by an increase in investment contract deposits, net of withdrawals.

        Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

  Impacts of Income Taxes

        The Internal Revenue Service (the "Service") has completed examinations of the U.S. consolidated federal income tax returns for 2001 and prior years. The Service is currently examining returns for 2002 and 2003. The Service's completion of the examinations for the years 1999 - 2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005. We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and plan to file claims for refund relating to the disputed adjustments. The majority of the deficiencies are attributable to the disallowance of carrybacks of capital losses, net operating losses and foreign tax credits arising in years after 2001. We expect the Service to allow some of the carrybacks within the next year upon completion of the audit of the returns for the years in which the losses and credits arose. The remainder of the deficiencies are attributable to both contested issues and adjustments that we have accepted. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2001 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2001.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act includes a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries. A company could elect to apply this provision to qualifying earnings that are repatriated in its 2005 tax year. Based on the interpretive guidance issued to date by the Service, we currently believe that we will elect to utilize this repatriation provision in our 2005 tax year. Although it is dependent on a number of factors, the amount that we are considering for application under this provision is approximately $27.0 million. Our current tax accrual reflects application of the provisions of the Act.

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

  •
  earnings to fixed charges.

	For the year ended December 31,
	2005	2004	2003	2002	2001
Ratio of earnings to fixed charges before interest credited on investment products	11.1	9.5	7.5	4.5	3.2
Ratio of earnings to fixed charges	2.1	2.0	1.9	1.4	1.3

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

  Contractual Obligations and Commercial Commitments

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2005:

		Payments due in year ending
Contractual Obligations(1)	Outstanding at December 31, 2005	2006	2007- 2008	2009- 2010	2011 and thereafter
Balance Sheet:
Contractholder funds(2)	$33,612.1	$6,380.8	$8,189.8	$5,554.2	$13,487.3
Future policy benefits and claims(3)	16,825.5	1,042.5	1,291.2	1,157.4	13,334.4
Long-term debt(4)	898.8	41.7	171.7	465.5	219.9
Certificates of deposit(5)	720.9	297.5	217.4	201.5	4.5
Other long-term liabilities(6)	577.2	400.0	—	—	177.2
Off Balance Sheet:
Long-term debt interest	531.7	69.7	126.2	53.2	282.6
Operating leases(7)	165.5	48.5	60.5	29.5	27.0
Purchase obligations(8)	970.3	950.3	20.0	—	—

Total contractual obligations	$54,302.0	$9,231.0	$10,076.8	$7,461.3	$27,532.9

(1)
Excludes short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Also excludes obligations under our pension and other postretirement benefit plans as benefit payments will be made under a funded plan and will not require company contributions or payments within a five-year period. In addition, separate qccount liabilities are excluded. Separate account liabilities represent the fair market value of funds that are separately administered by the Company. Generally, the separate account contract owner, rather than the Company, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statement of operations. The separate account obligations will be fully funded by cash flows from the separate account assets.

(2)
Includes GICs, funding agreements (described below), individual fixed annuities, universal life insurance, and other investment-type contracts.

          Our guaranteed investment contracts and funding agreements contain provisions limiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

          Funding agreements include those issued directly to nonqualified institutional investors, as well as to three separate programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

          We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2005 and 2004, $3,203.6 million and $3,867.0 million, respectively, of liabilities were being held with respect to the issuance outstanding under this program.

          In addition, we are authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. As of December 31, 2005 and 2004, $4,744.5 million and $5,462.3 million, respectively, of liabilities were being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given the March 2004 establishment of the SEC-registered program described in the next paragraph and our December 2005 termination of the dealership agreement for that program.

          We are authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. Under this program, both the notes and the supporting funding agreements are registered with the SEC. As of December 31, 2005, $3,667.9 million of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other two funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by Principal Financial Group, Inc. This program was amended in February 2006 to authorize issuance of up to an additional $5.0 billion.

          The contractholder funds line item includes expected future obligations for universal life and other investment-type contracts that are based on assumptions as to future premium, mortality, interest, lapse, and surrender experience.

(3)
Future policy benefits and claims reflect liabilities such as expected death claims, medical claims and disability claims on products that have insurance risk. In general, this line item represents the our expected future obligations based on assumptions for future premium, mortality, morbidity, lapse and surrender experience.

(4)
The following are included in long-term debt:

          On November 3, 2005, Principal International de Chile S.A., a wholly owned indirect subsidiary, entered into long-term borrowing agreements with two Chilean banks in the amount of US $93.9 million. This debt is denominated in Unidades de Formento ("UF"), a Chilean inflation-indexed, peso-denominated monetary unit. Of this amount, US $49.0 million of UF +4.59% notes and US $44.9 million of UF +4.93% notes mature on November 3, 2011. Interest on the notes is payable semi-annually on May 3 and November 3 each year. The debt outstanding and interest expense will vary due to fluctuations in the Chilean peso to US dollar exchange rates and Chilean inflation.

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

          Long-term debt also includes $236.4 million of mortgages and other notes payable related to real estate developments. We, including certain subsidiaries, had $135.0 million in credit facilities as of December 31, 2005, with various financial institutions, in addition to obtaining loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2005, range from $0.3 million to $97.5 million per development with interest rates generally ranging from 5.5% to 8.6%. Outstanding principal balances as of December 31, 2004, range from $0.4 million to $98.7 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $284.1 million and $298.7 million as of December 31, 2005 and 2004, respectively.

(5)
Certificates of deposit are reported as other liabilities on our consolidated statement of financial position.

(6)
Other long-term liabilities include other liabilities reflected in the consolidated statement of financial position that are contractual, non-cancelable and long-term in nature. This line item excludes accruals and short-term items in the amount of $2,415.4 million.

(7)
As a lessee, we lease office space, data processing equipment and office furniture and equipment under various operating leases.

(8)
Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services in addition to commitments to originate loans and purchase investments.

  Contractual Commitments

        In connection with our banking business, we make additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $117.5 million as of December 31, 2005.

  Short-Term Debt

        The components of short-term debt as of December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004
	(in millions)
Commercial paper	$349.9	$75.0
Other recourse short-term debt	55.1	56.4
Non-recourse short-term debt	71.4	150.3

Total short-term debt	$476.4	$281.7

        As of December 31, 2005, we had credit facilities with various financial institutions in an aggregate amount of $925.7 million. As of December 31, 2005 and 2004, we had $476.4 million and $281.7 million of outstanding borrowings related to our credit facilities, with $110.6 million and $221.3 million of assets pledged as support, respectively. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2005.

        The weighted-average interest rates on short-term borrowings as of December 31, 2005 and 2004, were 4.5% and 2.7%, respectively.

  Off-Balance Sheet Arrangements

        Variable Interest Entities.    We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4 Variable Interest Entities." We do not have a direct or contingent obligation related to our unconsolidated variable interest entities other than described below.

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

        Retained Interests in Securitized Assets.    We, along with other contributors, sell commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as a qualifying special purpose entity pursuant to the guidance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement 125, they are not required to be consolidated under the provisions of FIN 46R. We retain primary servicing responsibility and may retain other immaterial interests. We receive annual servicing fees approximating 0.01% of the assets we are servicing, which approximates cost. At December 31, 2005 and 2004, the fair values of retained interests related to the securitizations of commercial mortgage loans were $321.0 million and $304.3 million, respectively. The investors and the securitization entities have no recourse to our assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk.

        Guarantees and Indemnifications.    In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2005 through 2019. The maximum exposure under these agreements as of December 31, 2005, was approximately $193.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, minimizing the impact to net income. The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

        In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac, for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $184.0 million as of December 31, 2005). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry. On April 15, 2004, the New Zealand government enacted legislation that will provide issuers, including BT Financial Group, the opportunity for retroactive relief from such late filing violations. The law allows issuers to apply for judicial validation of non-compliant issuances resulting from late filings. The law further provides that judicial relief is mandatory and unconditional unless an investor was materially prejudiced by the late filing. Such judicial relief has been granted to BT Financial Group and Westpac with regard to the vast majority of affected investors. As a result, we do not believe that this matter will result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

        On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group. Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004. The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $37.0 million) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $33.0 million) related to fund pricing and accounting issues around a tax asset called future income tax benefit ("FITB"). FITB is an asset used in calculating unit pricing of funds. Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated. We intend to vigorously defend against these claims. Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

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

Investments

        We had total consolidated assets as of December 31, 2005, of $127.0 billion, of which $57.5 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $54.4 billion were held by our U.S. operations and the remaining $3.1 billion were held by our International Asset Management and Accumulation segment.

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

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2005, there are ten members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

        A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 67% and the debt service coverage ratio at loan inception was 1.8 times as of December 31, 2005.

        We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of December 31, 2005.

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

Overall Composition of U.S. Invested Assets

        U.S. invested assets as of December 31, 2005, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	December 31, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities:
Public	$27,826.3	51%	$26,477.1	49%
Private	12,289.4	23	12,749.6	24
Equity securities	764.0	1	725.9	1
Mortgage loans:
Commercial	9,890.7	18	10,224.7	19
Residential	1,088.5	2	1,104.0	2
Real estate held for sale	133.8	—	136.1	—
Real estate held for investment	853.9	2	809.6	1
Policy loans	827.7	2	814.5	2
Other investments	755.3	1	1,339.7	2

Total invested assets	54,429.6	100%	54,381.2	100%

Cash and cash equivalents	1,585.1		367.6

Total invested assets and cash	$56,014.7		$54,748.8

U.S. Investment Results

        The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.6% for the year ended December 31, 2005, compared to 5.7% for the year ended December 31, 2004. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the year ended December 31,
	2005		2004
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.8%	$2,302.5	5.8%	$2,196.4
Equity securities	6.5	48.5	6.8	46.9
Mortgage loans — commercial	6.6	668.0	6.9	681.5
Mortgage loans — residential	4.7	51.9	4.2	49.9
Real estate	7.1	68.3	6.9	81.8
Policy loans	6.1	50.3	6.3	51.1
Cash and cash equivalents	3.3	32.1	3.5	25.9
Other investments	2.4	25.0	2.2	27.4

Total before investment expenses	5.8	3,246.6	5.9	3,160.9
Investment expenses	0.2	133.6	0.2	128.4

Net investment income	5.6%	$3,113.0	5.7%	$3,032.5

Fixed Maturity Securities

        Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 74% and 73% of total U.S. invested assets as of December 31, 2005 and December 31, 2004, respectively. The fixed maturity securities portfolio was comprised, based on carrying amount, of 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2005 and 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of December 31, 2004. Included in the privately placed category as of December 31, 2005, and December 31,

2004, were $6.5 billion and $5.8 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of December 31, 2005, and December 31, 2004, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	December 31, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$555.5	1%	$274.2	1%
States and political subdivisions	1,283.4	3	947.0	2
Non-U.S. governments	463.0	1	490.3	1
Corporate — public	19,590.8	49	19,572.4	50
Corporate — private	9,901.5	25	10,549.4	27
Residential pass-through securities	1,526.0	4	1,536.2	4
Commercial mortgage-backed securities	4,118.6	10	3,472.7	9
Residential collateralized mortgage obligations	752.5	2	652.4	2
Asset-backed securities	1,924.4	5	1,732.1	4

Total fixed maturities	$40,115.7	100%	$39,226.7	100%

        We held $8,321.5 million of mortgage-backed and asset-backed securities as of December 31, 2005, and $7,393.4 million as of December 31, 2004.

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

        The international exposure in our U.S. fixed maturity securities totaled $7,467.8 million, or 19% of total fixed maturity securities, as of December 31, 2005, comprised of corporate and foreign government fixed maturity securities. Of the $7,467.8 million as of December 31, 2005, investments totaled $2,002.8 million in the United Kingdom, $1,914.4 million in the continental European Union, $921.3 million in Asia, $675.6 million in Australia, $522.0 million in South America, $335.1 million in Mexico and $75.0 million in Japan. The remaining $1,021.6 million is invested in 17 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of December 31, 2005, our investments in Canada totaled $1,483.4 million.

        The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of December 31, 2005, and December 31, 2004.

December 31, 2005
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$381.6
American International Group Inc.(3)	330.7
Bank of America Corp.(3)	317.5
JP Morgan Chase & Co.(3)	316.3
Royal Bank of Scotland Group PLC(3)	315.6
MBIA Inc.(2)	311.6
General Electric Co	247.5
Citigroup Inc.(3)	235.0
Banco Santander Central Hispano SA	227.4
AT&T Inc.	219.9

Total top ten exposures	$2,903.1

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

        Our top ten exposures were rated an "A" equivalent or better by the rating agencies as of December 31, 2005 and December 31, 2004. As of December 31, 2005 and December 31, 2004, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

        The Securities Valuation Office ("SVO") of the NAIC evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of December 31, 2005, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

        We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor's annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor's. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was a more favorable ratio at 0.56 times compared to the Standard & Poor's drift ratio of 0.78 times, as of December 31, 2005.

        The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of December 31, 2005, and December 31, 2004, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality(1)

		December 31, 2005			December 31, 2004
NAIC Rating	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$21,593.3	$22,361.9	56%	$19,807.0	$20,979.9	54%
2	Baa	14,978.4	15,590.7	39	14,939.9	16,012.2	41
3	Ba	1,701.7	1,801.6	4	1,555.9	1,698.7	4
4	B	258.5	271.2	1	323.4	332.3	1
5	Caa and lower	14.3	14.4	—	42.2	44.2	—
6	In or near default	76.2	75.9	—	160.2	159.4	—

	Total fixed maturities	$38,622.4	$40,115.7	100%	$36,828.6	$39,226.7	100%

(1)
Includes 66 securities with an amortized cost of $637.4 million, gross gains of $12.0 million, gross losses of $3.4 million and a carrying amount of $646.0 million as of December 31, 2005, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of December 31, 2005, we had invested 2.9% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

        The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of December 31, 2005, and December 31, 2004.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	December 31, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,451.0	12%	$3,644.0	12%
Finance — Insurance	3,010.3	10	2,604.0	9
Finance — Other	4,090.1	14	3,838.0	13
Industrial — Consumer	1,067.2	4	975.0	3
Industrial — Energy	2,718.4	9	2,755.8	9
Industrial — Manufacturing	5,223.3	18	5,594.0	19
Industrial — Other	106.4	—	135.1	1
Industrial — Service	4,548.7	15	4,623.2	15
Industrial — Transport	848.6	3	934.0	3
Utility — Electric	2,568.6	9	3,052.4	10
Utility — Other	47.9	—	56.3	—
Utility — Telecom	1,811.8	6	1,910.0	6

Total	$29,492.3	100%	$30,121.8	100%

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

        The net realized gain relating to other than temporary credit impairments of fixed maturity securities was $45.4 million for the year ended December 31, 2005. Of the $74.0 million of realized gains, $52.1 million is due to a recovery related to previously impaired securities received as the result of a litigation settlement with the balance coming as recoveries on the sales of previously impaired securities. Offsetting this realized gain was $28.6 million of other than temporary credit impaired write-downs. The single largest other than temporary credit impairment represented less than 0.1% of U.S. fixed maturity securities as of December 31, 2005.

        For the year ended December 31, 2005, we realized $62.1 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $62.1 million is $30.8 million related to sales of thirty-nine credit impaired and credit related names. Included in the remaining $31.3 million of losses is an $11.0 million loss related to a large investment that was called from us in September 2005. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer's creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

        The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of December 31, 2005, and December 31, 2004.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,354.9	$110.6	$14.5	$3,451.0
Finance — Insurance	2,915.0	111.3	16.0	3,010.3
Finance — Other	3,932.5	181.5	23.9	4,090.1
Industrial — Consumer	1,038.0	36.5	7.3	1,067.2
Industrial — Energy	2,506.5	220.2	8.3	2,718.4
Industrial — Manufacturing	5,060.9	201.4	39.0	5,223.3
Industrial — Other	104.4	2.3	0.3	106.4
Industrial — Service	4,369.6	204.4	25.3	4,548.7
Industrial — Transport	795.1	57.0	3.5	848.6
Utility — Electric	2,455.3	123.8	10.5	2,568.6
Utility — Other	41.2	6.7	—	47.9
Utility — Telecom	1,701.8	118.6	8.6	1,811.8

Total corporate securities	28,275.2	1,374.3	157.2	29,492.3
U.S. Government and agencies	557.9	1.8	4.2	555.5
States and political subdivisions	1,222.6	45.7	3.8	1,264.5
Non-U.S. governments	416.2	47.2	0.4	463.0
Mortgage-backed and other asset-backed securities	8,045.5	267.8	77.9	8,235.4

Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,467.0	$183.6	$6.6	$3,644.0
Finance — Insurance	2,497.1	115.6	8.7	2,604.0
Finance — Other	3,648.0	199.2	9.2	3,838.0
Industrial — Consumer	916.1	60.7	1.8	975.0
Industrial — Energy	2,504.9	259.4	8.5	2,755.8
Industrial — Manufacturing	5,233.4	367.1	6.5	5,594.0
Industrial — Other	127.4	7.9	0.2	135.1
Industrial — Service	4,289.9	339.0	5.7	4,623.2
Industrial — Transport	871.2	73.3	10.5	934.0
Utility — Electric	2,852.6	203.0	3.2	3,052.4
Utility — Other	48.9	7.4	—	56.3
Utility — Telecom	1,742.5	170.3	2.8	1,910.0

Total corporate securities	28,199.0	1,986.5	63.7	30,121.8
U.S. Government and agencies	268.6	6.3	0.7	274.2
States and political subdivisions	894.1	53.6	0.7	947.0
Non-U.S. governments	428.4	61.9	—	490.3
Mortgage-backed and other asset-backed securities	6,952.6	371.3	23.5	7,300.4

Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

        The total unrealized losses on our fixed maturity securities available-for-sale were $243.5 million and $88.6 million as of December 31, 2005 and December 31, 2004, respectively. Of the $243.5 million in gross unrealized losses as of December 31, 2005, there were $2.1 million in losses attributed to securities scheduled to mature in one year or less, $58.0 million is attributed to securities scheduled to mature between one to five years, $103.8 million is attributed to securities scheduled to mature between five to ten years, $1.7 million is attributed to securities scheduled to mature after ten years, and $77.9 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of December 31, 2005 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Industrial — Services, and Financial — Other sectors. The gross unrealized losses as of December 31, 2004 were concentrated primarily in the Mortgage-backed and other asset-backed securities and Industrial — Transportation sectors.

        The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of December 31, 2005, and December 31, 2004.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$25,638.9	$1,024.9	$164.3	$26,499.5
Private	10,827.8	584.5	64.2	11,348.1
Below Investment Grade:
Public	1,263.4	54.4	9.9	1,307.9
Private	787.3	73.0	5.1	855.2

Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$23,634.9	$1,553.5	$36.8	$25,151.6
Private	11,026.1	753.2	31.8	11,747.5
Below Investment Grade:
Public	1,239.2	93.1	6.7	1,325.6
Private	842.5	79.8	13.3	909.0

Total fixed maturity securities, available-for-sale	$36,742.7	$2,479.6	$88.6	$39,133.7

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2005
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$1,907.9	$11.3	$774.3	$6.3	$2,682.2	$17.6
Greater than three to six months	4,332.5	79.6	1,574.5	29.3	5,907.0	108.9
Greater than six to nine months	416.3	12.9	109.5	2.8	525.8	15.7
Greater than nine to twelve months	1,032.0	22.3	212.3	5.2	1,244.3	27.5
Greater than twelve to twenty-four months	1,191.2	33.3	457.2	14.7	1,648.4	48.0
Greater than twenty-four to thirty-six months	118.5	4.8	161.8	5.9	280.3	10.7
Greater than thirty-six months	1.4	0.1	—	—	1.4	0.1

Total fixed maturities, available-for-sale	$8,999.8	$164.3	$3,289.6	$64.2	$12,289.4	$228.5

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

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2005
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$121.9	$0.7	$55.8	$1.8	$177.7	$2.5
Greater than three to six months	81.9	4.7	36.4	0.8	118.3	5.5
Greater than six to nine months	50.8	0.8	36.8	1.2	87.6	2.0
Greater than nine to twelve months	49.2	1.9	18.4	0.5	67.6	2.4
Greater than twelve to twenty-four months	36.9	1.2	8.5	0.3	45.4	1.5
Greater than twenty-four to thirty-six months	—	—	0.6	0.1	0.6	0.1
Greater than thirty-six months	49.9	0.6	19.8	0.4	69.7	1.0

Total fixed maturities, available-for-sale	$390.6	$9.9	$176.3	$5.1	$566.9	$15.0

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

        Of total gross unrealized losses as of December 31, 2005 and December 31, 2004, $228.5 million and $68.6 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $15.0 million and $20.0 million as of December 31, 2005 and December 31, 2004, respectively.

        The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of December 31, 2005, and December 31, 2004.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Available-for-Sale by Aging Category

December 31, 2005
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
(in millions)
Three months or less	$—	$—	$4.2	$2.1	$4.2	$2.1
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—

Total fixed maturity securities, available-for-sale	$—	$—	$4.2	$2.1	$4.2	$2.1

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

	December 31, 2004
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$3.5	$2.7	$6.1	$1.5	$9.6	$4.2
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	2.0	0.9	—	—	2.0	0.9

Total fixed maturity securities, available-for-sale	$5.5	$3.6	$6.1	$1.5	$11.6	$5.1

        Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $2.1 million as of December 31, 2005 and $5.1 million as of December 31, 2004. There were no gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" as of December 31, 2005. The gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" were $3.6 million as of December 31, 2004.

        The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	December 31, 2005	December 31, 2004
	($ in millions)
Total fixed maturity securities (public and private)	$40,115.7	$39,226.7

Problem fixed maturity securities	$42.0	$68.5
Potential problem fixed maturity securities	101.6	119.6
Restructured fixed maturity securities	—	10.4

Total problem, potential problem and restructured fixed maturity securities	$143.6	$198.5

Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	0%	1%

Mortgage Loans

        Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2005, commercial mortgage loans aggregated to $9,890.7 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

        California accounted for 18% of our commercial mortgage loan portfolio as of December 31, 2005. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        Our commercial loan portfolio is highly diversified by borrower. As of December 31, 2005, 38% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of December 31, 2005 and December 31, 2004 was 1,309 and 1,318, respectively. The average loan size of our commercial mortgage portfolio was $7.6 million as of December 31, 2005.

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

        The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments is subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $30.6 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. Decreases in the valuation allowance aggregated to $9.2 million for the year ended December 31, 2005, and $7.2 million for the year ended December 31, 2004.

        The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	December 31, 2005	December 31, 2004
	($ in millions)
Beginning balance	$42.4	$49.6
Provision	6.7	14.4
Release	(15.9)	(21.6)

Ending balance	$33.2	$42.4

Valuation allowance as % of carrying value before reserves	1%	1%

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	December 31, 2005	December 31, 2004
	($ in millions)
Total commercial mortgages	$9,890.7	$10,224.7

Problem commercial mortgages(1)	$10.4	$38.2
Potential problem commercial mortgages	10.2	51.2
Restructured commercial mortgages	65.1	59.3

Total problem, potential problem and restructured commercial mortgages	$85.7	$148.7

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1%	2%

(1)
Problem commercial mortgages include mortgage loans in foreclosure of $10.4 million as of December 31, 2005. There were no mortgage loans in foreclosure as of December 31, 2004.

Equity Real Estate

        We hold commercial equity real estate as part of our investment portfolio. As of December 31, 2005, and December 31, 2004, the carrying amount of equity real estate investment was $987.7 million and $945.7 million, or 2% and 1%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $853.9 million as of December 31, 2005, and $809.6 million as of December 31, 2004. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the years ended December 31, 2005 and December 31, 2004, there were no such impairment adjustments.

        The carrying amount of real estate held for sale as of December 31, 2005, and December 31, 2004, was $133.8 million and $136.1 million, net of valuation allowances of $4.2 million and $5.8 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of December 31, 2005. By property type, there is a concentration in office buildings and industrial sites that represented approximately 62% of the equity real estate portfolio as of December 31, 2005.

Other Investments

        Our other investments totaled $755.3 million as of December 31, 2005, compared to $1,339.7 million as of December 31, 2004. Derivatives accounted for $419.3 million in other investments as of December 31, 2005. The remaining invested assets include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        As of December 31, 2005, our international investment operations consist of the investments of Principal International comprised of $3.1 billion in invested assets. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

Overall Composition of International Invested Assets

        As shown in the following table, the major categories of international invested assets as of December 31, 2005, and December 31, 2004, were fixed maturity securities and residential mortgage loans:

International Invested Assets

	December 31, 2005		December 31, 2004
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$2,114.1	69%	$1,782.6	72%
Private	0.6	—	—	—
Equity securities	50.7	2	36.7	2
Mortgage loans
Residential	505.1	17	385.8	16
Real estate held for investment	11.7	—	10.8	—
Other investments	358.2	12	246.0	10

Total invested assets	3,040.4	100%	2,461.9	100%

Cash and cash equivalents	56.2		83.0

Total invested assets and cash	$3,096.6		$2,544.9

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

Interest Rate Risk

        Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. One source of interest rate risk is the inherent difficulty in obtaining assets that mature or have their rate reset at the exact same time as the liabilities they support. Assets may have to be reinvested or sold in the future to meet the liability cashflows in unknown interest rate environments. Also, there may be timing differences between when new liabilities are priced and when assets are purchased or procured that can cause fluctuations in profitability if interest rates move materially in the interim. A third source of interest rate risk is the prepayment options embedded within asset and liability contracts that can alter the cash flow profiles from what was originally expected.

        One of the measures we use to quantify our exposure to interest rate risk is duration. To calculate duration, we project asset and liability cashflows. These cash flows are discounted to a net present value basis using a spot yield curve, which is a blend of the spot yield curves for each of the asset types in the portfolio. Duration is calculated by re-calculating these cashflows, re-determining the net present value based upon an alternative level of interest rates, and determining the percentage change in fair value.

        We manage interest rate risks in a number of ways. Differences in durations between assets and liabilities are measured and kept within acceptable tolerances. Derivatives are also commonly used to mitigate interest rate risk due to cashflow mismatches and timing differences. Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times.

        Duration-Managed.    Our exposure to interest rate risk stems largely from our substantial holdings of guaranteed fixed rate liabilities in our U.S. Asset Management and Accumulation segment. We actively manage the duration of assets and liabilities in these products by minimizing the difference between the two. We have established a maximum tolerance for this difference and seek to stay within this tolerance.

        As of December 31, 2005, the difference between the asset and liability durations on our primary duration managed portfolio was -.07. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $30,923.7 million as of December 31, 2005.

        Duration-Monitored.    For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2005, the weighted-average difference between the asset and liability durations on these portfolios was +.63. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $15,430.6 million as of December 31, 2005.

        Non Duration-Managed.    We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $1,625.3 million as of December 31, 2005.

        Using the assumptions and data in effect as of December 31, 2005, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $75.6 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

	December 31, 2005
Risk Management Strategy	Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)
Primary duration-managed	$30,923.7	3.95	(.07)	$21.6
Duration-monitored	15,430.6	5.21	.63	(97.2)
Non duration-managed	1,625.3	6.14	N/A	N/A

Total	$47,979.6			$(75.6)

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

        Debt Issued and Outstanding.    As of December 31, 2005, the aggregate fair value of long-term debt was $969.5 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $36.2 million. Debt is not recorded at fair value on the statement of financial position.

	December 31, 2005
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$526.1	$509.8	$494.0
4.59% notes payable, due 2011	59.0	56.0	53.2
4.93% notes payable, due 2011	54.9	52.2	49.7
8% surplus notes payable, due 2044	121.8	112.6	103.3
Non-recourse mortgages and notes payable	191.8	187.4	183.2
Other mortgages and notes payable	52.1	51.5	51.0

Total long-term debt	$1,005.7	$969.5	$934.4

        Use of Derivatives to Manage Interest Rate Risk.    We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, swaptions, futures, total return swaps, mortgage-backed forwards and options. We use interest rate swaps, futures contracts and mortgage-backed forwards to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We also use these instruments to hedge the interest rate exposure in our commercial mortgage-backed securitization operations. Occasionally, we will sell a callable investment-type agreement and will use written interest rate swaptions to transform the callable liability into a fixed term liability.

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

        We estimate that as of December 31, 2005, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturity securities is eliminated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of December 31, 2005, was $2,832.8 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of December 31, 2005, was $997.6 million.

        With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks. As of December 31, 2005, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $57.4 million in order to mitigate currency exposure related to U.S. dollar-denominated bonds.

        Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. As of June 15, 2005, we settled currency forwards used to hedge a portion of our net equity investment in our Mexican operations from currency fluctuations. We recognized a $2.7 million pre-tax loss on these contracts which is included in accumulated other comprehensive income. As of November 3, 2005, we settled currency forwards used to hedge a portion of our net equity investment in our Chilean operations from currency fluctuations. We recognized a $0.5 million pre-tax gain in other comprehensive income from these contracts for the year ended December 31, 2005. Currently, there are no other outstanding net equity investment hedges.

Equity Risk

        Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2005, the fair value of our equity securities was $814.7 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $81.5 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

        We also have equity risk associated with (1) fixed deferred annuity products that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a guaranteed minimum withdrawal benefit ("GMWB") rider that allows the customer to receive at least the principal deposit back through withdrawals of a specified annual amount, even if the account value is reduced to zero; and (3) investment-type contracts in which the return is tied to an external equity index.

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity product by purchasing options that match the product's profile. We economically hedge the GMWB exposure using futures, options and interest rate swaps. We economically hedge the investment contract exposure using equity call options.

Credit Risk

        Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. Our ability to manage credit risk is essential to our business and our profitability. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations, Investments" for additional information about credit risk.

        Use of Derivatives to Diversify or Hedge Credit Risk.    We sometimes purchase credit default swaps to hedge credit exposures in our investment portfolio. We sell credit default swaps to offer credit protection to investors. If there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security.

        We have increased our credit exposure through credit default swaps by investing in $42.5 million of subordinated tranches of a synthetic collateralized debt obligation. The outstanding notional amount as of December 31, 2005 was $480.0 million. We also invested in credit default swaps creating replicated assets with a notional amount of $687.6 million as of December 31, 2005.

        In addition, on May 26, 2005, we invested $130.0 million in a secured limited recourse credit linked note issued by a grantor trust. The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios. The risk of loss for the seven referenced mezzanine tranches begins at 4.85% and ends at 10.85% of loss on each of the seven synthetic reference portfolios. Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed 4.85% of a synthetic reference portfolio. As of December 31, 2005, the credit default swap entered into by the trust had an outstanding notional amount of $130.0 million. The creditors of the grantor trusts have no recourse to the assets of our company.

Derivative Summary

        Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of December 31, 2005, and December 31, 2004.

Derivative Financial Instruments — Notional Amounts

	December 31, 2005		December 31, 2004
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$8,531.3	50%	$7,481.9	49%
Foreign currency swaps	3,854.5	23	3,037.5	20
Credit default swaps	1,297.6	8	988.3	7
Embedded derivative financial instruments	1,199.5	7	869.9	6
Swaptions	684.5	4	429.0	3
Currency forwards	566.6	4	441.7	3
Interest rate lock commitments	392.3	2	634.3	4
Call options	189.8	1	73.0	1
Total return swaps	100.0	1	—	—
Futures	58.9	—	11.8	—
Mortgage-backed forwards and options	39.3	—	586.8	4
Bond options	38.5	—	38.5	—
Bond forwards	—	—	508.0	3

Total	$16,952.8	100%	$15,100.7	100%

Derivative Financial Instruments — Credit Exposures

	December 31, 2005		December 31, 2004
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$339.6	72%	$805.2	85%
Interest rate swaps	89.3	19	41.5	4
Call options	18.0	4	10.5	1
Credit default swaps	14.0	3	19.3	2
Currency forwards	11.4	2	7.1	1
Bond options	0.6	—	0.7	—
Bond forwards	—	—	66.8	7

Total credit exposure	472.9	100%	951.1	100%

Less: Collateral received	(97.6)		(396.5)

Total	$375.3		$554.6

        The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	December 31, 2005
				Fair Value (no accrued interest)
	Notional Amount	Weighted Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$8,531.3	6.21	(1)	$(179.9)	$23.4	$205.3
Mortgage-backed forwards and options	39.3	.03	(4)	(0.2)	(0.2)	(0.2)
Swaptions	684.5	7.54	(3)	(55.5)	(30.3)	(15.8)
Futures	52.4	.22	(2)	(2.3)	0.1	2.4
Total return swaps	100.0	.06	(1)	—	—	—
Bond options	38.5	2.25	(4)	(3.8)	(1.1)	2.7

Total	$9,446.0			$(241.7)	$(8.1)	$194.4

(1)
Based on maturity date of swap.

(2)
Based on maturity date.

(3)
Based on option date of swaption.

(4)
Based on settlement date.

        We use U.S. Treasury futures to manage our over/under commitment position, and our position in these contracts changes daily.

Counterparty Risk

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

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Principal Financial Group, Inc. ("the Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Management of Principal Financial Group, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Principal Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005, of Principal Financial Group, Inc. and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for variable interest entities effective July 1, 2003, certain fixed and variable contract features effective January 1, 2004, and certain non-monetary exchanges of similar productive assets (primarily real estate) effective July 1, 2005.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 16, 2006

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,
	2005	2004
	(in millions)
Assets
Fixed maturities, available-for-sale	$42,117.2	$40,916.3
Fixed maturities, trading	113.2	93.0
Equity securities, available-for-sale	724.4	721.4
Equity securities, trading	90.3	41.2
Mortgage loans	11,484.3	11,714.5
Real estate	999.4	956.5
Policy loans	827.7	814.5
Other investments	1,113.5	1,585.7

Total investments	57,470.0	56,843.1
Cash and cash equivalents	1,641.3	450.6
Accrued investment income	682.7	677.5
Premiums due and other receivables	592.7	628.5
Deferred policy acquisition costs	2,174.1	1,837.6
Property and equipment	419.8	429.4
Goodwill	282.3	232.9
Other intangibles	202.6	196.5
Separate account assets	62,070.0	51,507.9
Assets of discontinued operations	—	78.3
Other assets	1,499.9	915.8

Total assets	$127,035.4	$113,798.1

Liabilities
Contractholder funds	$33,612.1	$32,183.3
Future policy benefits and claims	16,825.5	16,042.6
Other policyholder funds	657.1	734.9
Short-term debt	476.4	281.7
Long-term debt	898.8	843.5
Income taxes currently payable	—	277.0
Deferred income taxes	974.8	1,131.7
Separate account liabilities	62,070.0	51,507.9
Liabilities of discontinued operations	—	2.1
Other liabilities	3,713.5	3,249.1

Total liabilities	119,228.2	106,253.8
Stockholders' equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2005	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2005	0.1	—
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 381.3 million and 379.1 million shares issued, and 280.6 million and 300.6 million shares outstanding in 2005 and 2004, respectively	3.8	3.8
Additional paid-in capital	8,000.0	7,269.4
Retained earnings	2,008.6	1,289.5
Accumulated other comprehensive income	994.8	1,313.3
Treasury stock, at cost (100.7 million and 78.5 million shares in 2005 and 2004, respectively)	(3,200.1)	(2,331.7)

Total stockholders' equity	7,807.2	7,544.3

Total liabilities and stockholders' equity	$127,035.4	$113,798.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2005	2004	2003
	(in millions, except per share data)
Revenues
Premiums and other considerations	$3,975.0	$3,710.0	$3,630.7
Fees and other revenues	1,683.2	1,472.0	1,185.8
Net investment income	3,360.7	3,224.0	3,229.4
Net realized/unrealized capital losses	(11.2)	(104.8)	(63.2)

Total revenues	9,007.7	8,301.2	7,982.7
Expenses
Benefits, claims, and settlement expenses	5,282.9	4,959.5	4,855.8
Dividends to policyholders	293.0	296.7	307.9
Operating expenses	2,307.5	2,165.9	1,998.7

Total expenses	7,883.4	7,422.1	7,162.4

Income from continuing operations before income taxes	1,124.3	879.1	820.3
Income taxes	232.4	178.2	175.6

Income from continuing operations, net of related income taxes	891.9	700.9	644.7
Income from discontinued operations, net of related income taxes	27.1	130.4	105.0

Income before cumulative effect of accounting changes	919.0	831.3	749.7
Cumulative effect of accounting changes, net of related income taxes	—	(5.7)	(3.4)

Net income	919.0	825.6	746.3
Preferred stock dividends	17.7	—	—

Net income available to common stockholders	$901.3	$825.6	$746.3

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$3.04	$2.24	$1.98
Income from discontinued operations, net of related income taxes	0.09	0.42	0.32

Income before cumulative effect of accounting changes	3.13	2.66	2.30
Cumulative effect of accounting changes, net of related income taxes	—	(0.02)	(0.01)

Net income	$3.13	$2.64	$2.29

Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$3.02	$2.23	$1.97
Income from discontinued operations, net of related income taxes	0.09	0.41	0.32

Income before cumulative effect of accounting changes	3.11	2.64	2.29
Cumulative effect of accounting changes, net of related income taxes	—	(0.02)	(0.01)

Net income	$3.11	$2.62	$2.28

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders' equity
	(in millions)
Balances at January 1, 2003	$—	$—	$3.8	$7,106.3	$29.4	$635.8	$(1,118.1)	$6,657.2
Common stock issued, net of call options	—	—	—	18.3	—	—	—	18.3
Stock-based compensation, and additional related tax benefits	—	—	—	25.4	—	—	—	25.4
Treasury stock acquired and sold, net	—	—	—	3.2	—	—	(441.0)	(437.8)
Dividends to common stockholders	—	—	—	—	(145.3)	—	—	(145.3)
Comprehensive income:
Net income	—	—	—	—	746.3	—	—	746.3
Net unrealized gains	—	—	—	—	—	703.0	—	703.0
Provision for deferred income taxes	—	—	—	—	—	(242.7)	—	(242.7)
Foreign currency translation adjustment	—	—	—	—	—	68.6	—	68.6
Minimum pension liability, net of related income taxes	—	—	—	—	—	(2.5)	—	(2.5)
Cumulative effect of accounting change, net of related income taxes	—	—	—	—	—	9.1	—	9.1

Comprehensive income								1,281.8

Balances at December 31, 2003	—	—	3.8	7,153.2	630.4	1,171.3	(1,559.1)	7,399.6
Common stock issued	—	—	—	41.2	—	—	—	41.2
Capital transactions of equity method investee, net of related income taxes	—	—	—	20.4	—	—	—	20.4
Stock-based compensation, and additional related tax benefits	—	—	—	46.2	—	—	—	46.2
Tax benefits related to initial public offering costs	—	—	—	8.4	—	—	—	8.4
Treasury stock acquired	—	—	—	—	—	—	(772.6)	(772.6)
Dividends to common stockholders	—	—	—	—	(166.5)	—	—	(166.5)
Comprehensive income:
Net income	—	—	—	—	825.6	—	—	825.6
Net unrealized gains	—	—	—	—	—	156.8	—	156.8
Provision for deferred income taxes	—	—	—	—	—	(44.3)	—	(44.3)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	32.3	—	32.3
Minimum pension liability, net of related income taxes	—	—	—	—	—	(2.8)	—	(2.8)

Comprehensive income								967.6

Balances at December 31, 2004	$—	$—	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity — (continued)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders' equity
	(in millions)
Balances at January 1, 2005	$—	$—	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3
Series A preferred stock issued	—	—	—	296.0	—	—	—	296.0
Series B preferred stock issued	—	0.1	—	245.9	—	—	—	246.0
Common stock issued	—	—	—	59.9	—	—	—	59.9
Accelerated stock repurchase settlement	—	—	—	(84.0)	—	—	—	(84.0)
Capital transactions of equity method investee, net of related income taxes	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation, and additional related tax benefits	—	—	—	49.1	—	—	—	49.1
Tax benefits related to demutualization	—	—	—	163.8	—	—	—	163.8
Treasury stock acquired	—	—	—	—	—	—	(868.4)	(868.4)
Dividends to common stockholders	—	—	—	—	(182.2)	—	—	(182.2)
Dividends to preferred stockholders	—	—	—	—	(17.7)	—	—	(17.7)
Comprehensive income:
Net income	—	—	—	—	919.0	—	—	919.0
Net unrealized losses	—	—	—	—	—	(586.5)	—	(586.5)
Provision for deferred income tax benefits	—	—	—	—	—	210.5	—	210.5
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	63.7	—	63.7
Minimum pension liability, net of related income taxes	—	—	—	—	—	(6.2)	—	(6.2)

Comprehensive income								600.5

Balances at December 31, 2005	$—	$0.1	$3.8	$8,000.0	$2,008.6	$994.8	$(3,200.1)	$7,807.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2005	2004	2003
		(As Restated—See Note 1)	(As Restated—See Note 1)
		(in millions)
Operating activities
Net income	$919.0	$825.6	$746.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	(27.1)	(130.4)	(105.0)
Cumulative effect of accounting changes, net of related income taxes	—	5.7	3.4
Amortization of deferred policy acquisition costs	246.6	210.8	140.0
Additions to deferred policy acquisition costs	(482.1)	(477.7)	(349.7)
Accrued investment income	(5.2)	(21.5)	(0.5)
Net cash flows from trading securities	(37.3)	6.3	—
Premiums due and other receivables	(70.8)	(24.9)	(65.8)
Contractholder and policyholder liabilities and dividends	2,138.5	1,981.2	1,906.2
Current and deferred income taxes	(453.4)	38.0	282.2
Net realized/unrealized capital losses	11.2	104.8	63.2
Depreciation and amortization expense	101.6	105.7	114.2
Mortgage loans held for sale, acquired or originated	(2,262.0)	(1,142.4)	(898.2)
Mortgage loans held for sale, sold or repaid, net of gain	2,326.8	940.3	1,046.0
Real estate acquired through operating activities	(44.6)	(45.8)	(32.5)
Real estate sold through operating activities	41.9	84.7	46.0
Stock-based compensation	48.8	43.4	22.6
Other	(67.7)	(241.0)	89.6

Net adjustments	1,465.2	1,437.2	2,261.7

Net cash provided by operating activities	2,384.2	2,262.8	3,008.0
Investing activities
Available-for-sale securities:
Purchases	(8,955.1)	(10,301.6)	(10,918.1)
Sales	3,300.5	2,327.1	2,952.8
Maturities	3,903.2	4,411.0	5,222.3
Mortgage loans acquired or originated	(2,485.5)	(2,760.4)	(2,745.6)
Mortgage loans sold or repaid	2,704.5	2,499.6	2,030.5
Real estate acquired	(216.5)	(341.5)	(197.3)
Real estate sold	319.8	345.6	61.9
Net purchases of property and equipment	(44.4)	(47.5)	(28.6)
Net proceeds from sales of subsidiaries	—	694.7	40.9
Purchases of interest in subsidiaries, net of cash acquired	(58.1)	(128.1)	(136.2)
Net change in other investments	(76.4)	116.5	211.8

Net cash used in investing activities	(1,608.0)	(3,184.6)	(3,505.6)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows — (continued)

	For the year ended December 31,
	2005	2004	2003
		(As Restated—See Note 1)	(As Restated—See Note 1)
		(in millions)
Financing activities
Issuance of common stock	$59.9	$41.2	$18.3
Issuance of preferred stock	542.0	—	—
Accelerated stock repurchase settlement	(84.0)	—	—
Acquisition and sales of treasury stock, net	(868.4)	(772.6)	(453.0)
Proceeds from financing element derivatives	168.4	110.6	118.0
Payments for financing element derivatives	(123.2)	(84.6)	(107.3)
Dividends to common stockholders	(182.2)	(166.5)	(145.3)
Dividends to preferred stockholders	(17.7)	—	—
Issuance of long-term debt	137.5	12.1	34.7
Principal repayments of long-term debt	(72.6)	(447.2)	(85.3)
Net proceeds (repayments) of short-term borrowings	199.1	(291.4)	151.3
Investment contract deposits	7,026.9	6,995.8	9,722.0
Investment contract withdrawals	(6,413.1)	(5,209.6)	(8,666.2)
Net increase (decrease) in banking operation deposits	41.9	(5.0)	372.7

Net cash provided by financing activities	414.5	182.8	959.9
Discontinued Operations
Net cash provided by (used in) operating activities	(1.2)	(627.7)	2,592.3
Net cash used in investing activities	(0.7)	(473.7)	(1,065.2)
Net cash provided by (used in) financing activities	—	600.0	(1,335.1)

Net cash provided by (used in) discontinued operations	(1.9)	(501.4)	192.0

Net increase (decrease) in cash and cash equivalents	1,188.8	(1,240.4)	654.3
Cash and cash equivalents at beginning of year	452.5	1,692.9	1,038.6

Cash and cash equivalents at end of year	$1,641.3	$452.5	$1,692.9

Cash and cash equivalents of discontinued operations included above
At beginning of year	$1.9	$503.3	$311.3
At end of year	$—	$1.9	$503.3
Schedule of noncash transactions
Tax benefits related to demutualization	$163.8	$—	$—

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

1.    Nature of Operations and Significant Accounting Policies

Description of Business

        Principal Financial Group, Inc., ("the Company") along with its consolidated subsidiaries is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets.

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

Closed Block

        Principal Life Insurance Company ("Principal Life") operates a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force at the time of the 1998 mutual insurance holding company ("MIHC") formation. See Note 8, Closed Block, for further details.

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

Recent Accounting Pronouncements

        On September 19, 2005, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. AcSEC defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred policy acquisition costs, unearned revenue liabilities, and deferred sales inducement costs from the replaced contract should be written off and acquisition costs on the new contracts capitalized as appropriate. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are still evaluating the impact this guidance will have to our consolidated financial statements.

        On May 30, 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"), which changes the requirements for the accounting and reporting of a change in accounting principle. Under SFAS 154, a change in accounting principle should be retrospectively applied to all prior periods, unless it is impracticable to do so. This retrospective application requirement replaces the Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes ("APB 20"), requirement to recognize changes in accounting principle by including the cumulative effect of the change in net income during the current period. SFAS 154 applies to all voluntary changes in accounting principles where we are changing to a more preferable accounting method, as well as to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes on or after January 1, 2006. SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

        On December 21, 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earning Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 (the "Act") was enacted on October 22, 2004, and introduces, among other things, a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP 109-2 was issued to allow additional time for companies to determine whether any foreign earnings will be repatriated under the Act's repatriation provision, given the law was enacted late in the year and certain provisions were unclear. Under FSP 109-2, companies that took the additional time were required to provide disclosures about the status of the company's evaluation and the potential effects of its decision. FSP 109-2 was effective for the year ended December 31, 2004. See Note 12, Income Taxes, for further details.

        On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure — an Amendment of FASB Statement No. 123 and amends SFAS No. 95, Statement of Cash Flows. On April 14, 2005, the United States Securities and Exchange Commission ("SEC") approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, we will be adopting SFAS 123R effective January 1, 2006 using the modified prospective method. This Statement will not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. In addition, any stock options granted prior to January 1, 2002 are fully vested. We applied the prospective method of transition as prescribed by SFAS 123 when we elected to begin expensing stock-based compensation in 2002.

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

        In December, 2004, SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"), was issued. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"), provided the basic principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. However, APB 29 provided an exception that allowed certain exchanges of similar productive assets to be recorded at book value. SFAS 153 amends APB 29 to eliminate this exception and requires non-monetary exchanges that meet certain criteria to be accounted for at fair value. We adopted SFAS 153 and are applying its guidelines to nonmonetary exchanges occurring on or after July 1, 2005.

        On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin ("SAB") No.105, Application of Accounting Principles to Loan Commitments ("SAB 105"), in which the SEC Staff expressed their view that the fair value of recorded loan commitments, including interest rate lock commitments ("IRLCs"), that are required to follow derivative accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), should not consider the expected future cash flows related to the associated servicing of the loan. We record IRLCs at zero value at date of issuance with subsequent gains or losses measured by changes in market interest rates. Therefore, this SAB did not have a material impact on our consolidated financial statements.

        On July 7, 2003, the American Institute of Certified Public Accountants issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. We adopted SOP 03-1 effective January 1, 2004, and recorded a cumulative effect of accounting change of $(5.7) million, which is net of income tax benefits of $3.0 million. The accounting change impacted our Life and Health Insurance, U.S. Asset Management and Accumulation and International Asset Management and Accumulation segments.

        SOP 03-1 addresses the classification of contracts and calculation of an additional liability for contracts that contain significant insurance features. The adoption of the guidance required the recognition of an additional liability in cases where the insurance benefit feature resulted in gains in early years followed by losses in later years. The accrual and

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

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

        In addition, the guidance clarifies the accounting and classification for sales inducements. Although the valuation impacts were immaterial, we reclassified $30.3 million of sales inducements from DPAC to other assets as of January 1, 2004.

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

        See Note 4, Variable Interest Entities, for the disclosures relating to VIEs.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity date of three months or less when purchased.

Investments

        We classify our fixed maturity and equity investments into one of two categories:, available-for-sale or trading. We determine the appropriate classification of fixed maturity securities at the time of purchase. Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value. (See Note 16, Fair Value of Financial Instruments, for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity, net of related DPAC, sales inducements, unearned revenue reserves, policyholder dividend obligation ("PDO"), and applicable income taxes. Unrealized gains and losses related to trading securities are reflected in net income as net realized/unrealized capital gains (losses).

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

constant effective yield based on currently anticipated prepayments using a tool which models the prepayment behavior of the underlying collateral based on the current interest rate environment.

        Equity securities include mutual funds, common stock and nonredeemable preferred stock. The cost of equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). Equity securities are classified as available-for-sale or trading and, accordingly, are carried at fair value. (See Note 16, Fair Value of Financial Instruments, for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity, net of related DPAC, sales inducements, unearned revenue reserves, PDO, and applicable income taxes. Unrealized gains and losses related to trading securities are reflected in net income as net realized/unrealized capital gains (losses).

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

        Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, net of valuation allowances, and direct write-downs for impairment. Any changes in the valuation allowances are reported in net income as net realized/unrealized capital gains (losses). We measure impairment based upon the present value of expected cash flows discounted at the loan's effective interest rate or the loan's observable market price. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. We have commercial mortgage loans held-for-sale in the amount of $412.1 million and $478.6 million at December 31, 2005 and 2004, respectively, which are carried at lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

Securitizations

        We, along with other contributors, sell commercial mortgage loans to trusts that, in turn, securitize the assets. We retain primary servicing responsibilities and may retain other immaterial interests. We receive annual servicing fees approximating 0.01% of the assets we are servicing, which approximates cost. The investors and the securitization entities have no recourse to our other assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk.

        As these trusts are classified as qualifying special purpose entities ("QSPE") pursuant to the guidance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement 125 ("SFAS 140"), we recognize the gain on the sale of the loans to the trust and the trusts are not required to be consolidated under the provisions of FIN 46. There is significant judgment used to determine whether a trust is a QSPE. To maintain QSPE status, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. We have analyzed the governing pooling and servicing agreements for each of our securitizations and believe that the terms are industry standard and are consistent with the QSPE criteria. If at any time we determine a trust no longer qualifies as a QSPE, each trust will need to be reviewed to determine if there is a need to recognize the commercial mortgage loan asset in the statement of financial position along with the offsetting liability. In addition, certain industry practices related to the qualifying status of QSPE's are being discussed by regulators and standard setters and could impact the accounting for existing and future transactions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, total return swaps, interest rate lock commitments, bond forwards, mortgage-backed forwards and options. Derivatives may be exchange traded or contracted in the over-the-counter market. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

        Accounting and Financial Statement Presentation.    We designate derivatives as either:

  (a)
  a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, including those denominated in a foreign currency ("fair value" hedge);

  (b)
  a hedge of a forecasted transaction or the exposure to variability of cash flows to be received or paid related to a recognized asset or liability, including those denominated in a foreign currency ("cash flow" hedge);

  (c)
  a hedge of a net investment in a foreign operation; or

  (d)
  a derivative not designated as a hedging instrument.

        Our accounting for the ongoing changes in fair value of a derivative depends on the intended use of the derivative and the designation,as described above, and is determined when the derivative contract is entered into or at the time of redesignation under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). Hedge accounting is used for derivatives that are specifically designated in advance as hedges and that reduce our exposure to an indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period.

        Fair Value Hedges.    When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk, are reported in net realized/unrealized capital gains (losses). Any difference between the net change in fair value of the derivative and the hedged item represents hedge ineffectiveness.

        Cash Flow Hedges.    When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded as a component of other comprehensive income. Any hedge ineffectiveness is recorded immediately in net income. At the time the variability of cash flows being hedged impact net income, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in net income.

        Net Investment in a Foreign Operation Hedges.    When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value, to the extent effective as a hedge, is recorded as a component of other comprehensive income. Any hedge ineffectiveness is recorded immediately in net income. If the foreign operation is sold or upon complete or substantially complete liquidation, the deferred gains or losses on the derivative instrument are reclassified into net income.

        Non-Hedge Derivatives.    If a derivative does not qualify or is not designated for hedge accounting, all changes in fair value are reported in net income without considering the changes in the fair value of the economically associated assets or liabilities.

        In our commercial mortgage backed securitization operation, we enter into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments that will be held for sale are recognized as derivatives and are recorded at fair value.

        Hedge Documentation and Effectiveness Testing.    We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes associating all derivatives designated as fair value or cash flow hedges with specific assets or liabilities on the statement of financial position or with specific firm commitments or forecasted transactions. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a derivative is highly effective and qualifies for hedge accounting treatment, the hedge might have some ineffectiveness.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

        We use qualitative and quantitative methods to assess hedge effectiveness. Qualitative methods may include monitoring changes to terms and conditions and counterparty credit ratings. Quantitative methods may include statistical tests including regression analysis and minimum variance and dollar offset techniques. If we determine a derivative is no longer highly effective as a hedge, we prospectively discontinue hedge accounting.

        Termination of Hedge Accounting.    We prospectively discontinue hedge accounting when (1) the criteria to qualify for hedge accounting is no longer met, e.g., a derivative is determined to no longer be highly effective in offsetting the change in fair value or cash flows of a hedged item; (2) the derivative expires, is sold, terminated or exercised; or (3) we remove the designation of the derivative being the hedging instrument for a fair value or cash flow hedge.

        If it is determined that a derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the statement of financial position at its fair value, with changes in fair value recognized currently in net realized/unrealized capital gains (losses). The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of other comprehensive income related to discontinued cash flow hedges that are no longer highly effective is amortized to the statement of operations consistent with the net income impacts of the original hedged cash flows. If a cash flow hedge is discontinued because a hedged forecasted transaction is no longer probable, the deferred gain or loss is immediately reclassified from other comprehensive income into net income.

        Embedded Derivatives.    We purchase and issue financial instruments and products that contain a derivative that is embedded in the financial instrument or product. We assess whether this embedded derivative is clearly and closely related to the asset or liability that serves as its host contract. If we deem that the embedded derivatives terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is bifurcated from that contract and held at fair value on the statement of financial position, with changes in fair value reported in net income.

Contractholder and Policyholder Liabilities

        Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts and reserves for universal life, limited payment, participating, traditional and group life insurance, accident and health insurance and disability income policies, as well as a provision for dividends on participating policies. Investment contracts are contractholders' funds on deposit with us and generally include reserves for pension and annuity contracts. Reserves on investment contracts are equal to the cumulative deposits less any applicable charges plus credited interest. Reserves for universal life insurance contracts are equal to cumulative deposits less charges plus credited interest, which represents the account balances that accrue to the benefit of the policyholders.

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

        Participating business represented approximately 24%, 28% and 32% of our life insurance in force and 62%, 64% and 67% of the number of life insurance policies in force at December 31, 2005, 2004 and 2003, respectively. Participating business represented approximately 58%, 60% and 65% of life insurance premiums for the years ended December 31, 2005, 2004 and 2003, respectively. The amount of dividends to policyholders is approved annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

        Investment contracts do not subject us to significant risks arising from policyholder mortality or morbidity and consist primarily of Guaranteed Investment Contracts ("GICs"), funding agreements and certain deferred annuities. Amounts received as payments for investment contracts are established as investment contract liability balances and are not reported as premium revenues. Revenues for investment contracts consist of investment income and policy administration charges. Investment contract benefits that are charged to expense include benefit claims incurred in the period in excess of related investment contract liability balances and interest credited to investment contract liability balances.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

Deferred Policy Acquisition Costs

        Commissions and other costs (underwriting, issuance and agency expenses) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

        DPAC for universal life-type insurance contracts, participating life insurance policies and investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of estimated gross profit margins. For investment contracts pertaining to individual and group annuities which have separate account investment options, we utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth assumption used for the amortization of DPAC. This amortization is adjusted in the current period when estimates of estimated gross profit are revised. The DPAC of nonparticipating term life insurance policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

        DPAC are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. If loss recognition is necessary, DPAC would be written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded, except for the medical reinsurance agreement, which is accounted for using the deposit method of accounting. Our medical reinsurance agreement is no longer in effect after December 31, 2004, as we did not renew. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2005, 2004 and 2003, respectively, we had reinsured $21.2 billion, $20.1 billion and $19.4 billion of life insurance in force, representing 14% of total net life insurance in force through a single third-party reinsurer. To minimize the possibility of losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Premiums and other considerations:
Direct	$4,214.6	$3,934.8	$3,801.8
Assumed	56.6	67.0	118.8
Ceded	(296.2)	(291.8)	(289.9)

Net premiums and other considerations	$3,975.0	$3,710.0	$3,630.7

Benefits, claims and settlement expenses:
Direct	$5,472.3	$5,099.0	$4,962.2
Assumed	77.0	83.2	129.3
Ceded	(266.4)	(222.7)	(235.7)

Net benefits, claims and settlement expenses	$5,282.9	$4,959.5	$4,855.8

Separate Accounts

        The separate account assets and liabilities presented in the consolidated financial statements represent the fair market value of funds that are separately administered by us for contracts with equity, real estate and fixed-income investments. Generally, the separate account contract owner, rather than us, bears the investment risk of these funds. The separate account assets are legally segregated and are not subject to claims that arise out of any of our other business. We receive fees for mortality, withdrawal, and expense risks, as well as administrative, maintenance and investment advisory services, that are included in the consolidated statements of operations. Net deposits, net investment income and realized

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations.

        At December 31, 2005 and 2004, the separate accounts include a separate account valued at $726.6 million and $782.8 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and does not impact our results of operations.

Income Taxes

        We file a U.S. consolidated income tax return that includes all of our qualifying subsidiaries. Our policy of allocating income tax expenses and benefits to companies in the group is generally based upon pro rata contribution of taxable income or operating losses. We are taxed at corporate rates on taxable income based on existing tax laws. Current income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities and net operating losses using enacted income tax rates and laws. The effect on deferred income tax assets and deferred income tax liabilities of a change in tax rates is recognized in operations in the period in which the change is enacted.

Foreign Exchange

        Assets and liabilities of our foreign subsidiaries and affiliates denominated in non-U.S. dollars are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Resulting translation adjustments are reported as a component of stockholders' equity, along with any related hedge and tax effects. Revenues and expenses for these entities are translated at the weighted-average exchange rates for the year. Revenue, expense and other foreign currency transaction and translation adjustments for foreign subsidiaries and affiliates with the U.S. dollar as the functional currency that affect cash flows are reported in current operations, along with related hedge and tax effects.

Goodwill and Other Intangibles

        Goodwill and other intangibles include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite-lived intangible assets are not amortized. Rather, goodwill and indefinite-lived intangible assets are tested for impairment at one level below our operating segments on an annual basis during the fourth quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

        Intangible assets with a finite useful life are amortized on a straight-line basis generally over a period of 5 to 30 years and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value.

Earnings Per Common Share

        Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and excludes the dilutive effect of stock options. Diluted earnings per common share reflects the potential dilution that could occur if dilutive securities, such as options and non-vested stock grants, were exercised or resulted in the issuance of common stock.

Stock-Based Compensation

        At December 31, 2005, we have several stock-based compensation plans, which are described more fully in Note 19, Stock-Based Compensation Plans. We apply the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

        Awards under our plans vest over periods ranging from one year to three years. Therefore, the cost related to stock-based compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

	For the year ended December 31,
	2005	2004	2003
	(in millions, except per share data)
Net income available to common stockholders, as reported	$901.3	$825.6	$746.3
Add: Stock-based compensation expense included in reported net income, net of related tax effects	33.1	29.2	20.1
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	33.1	32.3	23.4

Pro forma net income	$901.3	$822.5	$743.0

Earnings per common share
Basic earnings per common share:
As reported	$3.13	$2.64	$2.29
Pro forma	$3.13	$2.63	$2.28
Diluted earnings per common share:
As reported	$3.11	$2.62	$2.28
Pro forma	$3.11	$2.61	$2.27

Restatement

        In 2005, we have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in prior years were excluded from the statement of cash flows. We have restated the statement of cash flows for 2004 and 2003 to include and separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations.

Reclassifications

        Reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2.    Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill reported in our operating segments for 2004 and 2005 were as follows:

	U.S. Asset Management and Accumulation	International Asset Management and Accumulation	Life and Health Insurance	Corporate and Other	Consolidated
	(in millions)
Balances at January 1, 2004	$53.7	$52.9	$69.2	$—	$175.8
Goodwill from acquisitions	38.1	4.4	19.3	—	61.8
Goodwill disposed of during the year	—	(7.5)	—	—	(7.5)
Foreign currency translation	—	2.8	—	—	2.8

Balances at December 31, 2004	91.8	52.6	88.5	—	232.9
Goodwill from acquisitions	46.5	—	—	—	46.5
Foreign currency translation	—	2.9	—	—	2.9
Other	—	—	(0.1)	0.1	—

Balances at December 31, 2005	$138.3	$55.5	$88.4	$0.1	$282.3

        Amortized intangible assets were as follows:

	December 31,
	2005			2004
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Present value of future profits	$125.1	$41.3	$83.8	$118.3	$29.9	$88.4
Other	131.8	16.9	114.9	116.3	10.0	106.3

Total amortized intangibles	$256.9	$58.2	$198.7	$234.6	$39.9	$194.7

        The amortization expense for intangible assets with finite useful lives was $17.5 million, $12.2 million and $16.5 million for 2005, 2004 and 2003, respectively. At December 31, 2005, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2006	$15.2
2007	12.8
2008	11.9
2009	11.8
2010	11.7

        Present value of future profits ("PVFP") represents the present value of estimated future profits to be generated from existing insurance contracts in-force at the date of acquisition and is amortized over the expected policy or contract duration. Interest rates used to calculate the estimated interest accruals were 9% for all years related to PVFP generated from Mexico acquisitions and 6.51% declining to 6.43% in 2005, 7.01% declining to 6.51% for 2004 and 7.01% for 2003, related to PVFP generated from Chile acquisitions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2.    Goodwill and Other Intangible Assets — (continued)

        The changes in the carrying amount of present value of future profits reported in our operating segments for 2005, 2004 and 2003 were as follows (in millions):

International Asset Management and Accumulation
Balances at January 1, 2003	$76.5
Purchases/acquisitions	38.5
Interest accrued	7.8
Amortization	(16.1)
Impairments	(6.7)
Foreign currency translation	(6.3)

Balances at December 31, 2003	93.7
Interest accrued	7.7
Amortization	(13.8)
Foreign currency translation	0.8

Balances at December 31, 2004	88.4
Interest accrued	7.8
Amortization	(14.7)
Impairments	(2.3)
Foreign currency translation	4.3
Other	0.3

Balances at December 31, 2005	$83.8

        At December 31, 2005, the estimated amortization expense related to PVFP for the next five years is as follows (in millions):

Year ending December 31:
2006	$8.7
2007	5.0
2008	4.3
2009	4.1
2010	4.1

        Unamortized intangible assets were as follows:

	December 31,
	2005	2004
	Net carrying amount	Net carrying amount
	(in millions)
Indefinite-lived intangible assets	$3.9	$1.8

3.    Discontinued Operations

Real Estate Investments

        In second and third quarter 2005, we sold certain real estate properties previously held for investment purposes. These properties qualify for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Therefore, the results of operations have been removed from our results of continuing operations for all periods presented. The gains on disposal are reported as other after-tax adjustments in our Corporate and Other segment. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3.    Discontinued Operations — (continued)

discontinued operations in our consolidated statements of cash flows. Additionally, the information included in the notes to the financial statements excludes information applicable to these properties, unless otherwise noted.

        The properties were sold to take advantage of positive real estate market conditions in specific geographic locations and to further diversify our real estate portfolio.

        Selected financial information for the discontinued operations is as follows:

	December 31,
	2005	2004
	(in millions)
Assets
Real estate	$—	$75.5
All other assets	—	2.8

Total assets	$—	$78.3

Liabilities
All other liabilities	—	2.1

Total liabilities	$—	$2.1

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Total revenues	$2.2	$2.5	$4.0

Income from discontinued operations:
Income before income taxes	$2.2	$2.5	$4.0
Income taxes	0.8	0.9	1.4

Income from discontinued operations, net of related income taxes	1.4	1.6	2.6
Income on disposal of discontinued operations, net of related income taxes	22.3	—	—

Net income	$23.7	$1.6	$2.6

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

        PI Argentina qualifies for discontinued operations treatment under SFAS 144, therefore, the results of operations have been removed from our results of continuing operations and segment operating earnings for all periods presented. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. Additionally, the information included in the notes to the financial statements excludes information applicable to PI Argentina, unless otherwise noted.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3.    Discontinued Operations — (continued)

        Selected financial information for the discontinued operations of PI Argentina is as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Total revenues	$—	$5.8	$10.1

Income (loss) from discontinued operations:
Income (loss) before income taxes	$—	$0.3	$(1.7)
Income taxes	—	0.1	0.2

Income (loss) from discontinued operations, net of related income taxes(1)	—	0.2	(1.9)
Income on disposal of discontinued operations, net of related income taxes	—	9.8	—

Net income (loss)	$—	$10.0	$(1.9)

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 2, 2004, sale of PI Argentina and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

Principal Residential Mortgage, Inc.

        On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our total after-tax proceeds from the sale were approximately $620.0 million. Our Mortgage Banking segment, which included Principal Residential Mortgage, Inc., is accounted for as a discontinued operation under SFAS 144, and therefore, the results of operations (excluding corporate overhead) have been removed from our results of continuing operations and segment operating earnings for all periods presented. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment under SFAS 144 and is included in our results of continuing operations and segment operating earnings for all periods prior to July 1, 2004. Additionally, the information included in the notes to the financial statements excludes information applicable to Principal Residential Mortgage, Inc., unless otherwise noted.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3.    Discontinued Operations — (continued)

        Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Total revenues	$—	$446.1	$1,396.8

Loss from continuing operations, net of related income taxes (represents corporate overhead)	$—	$(10.3)	$(18.1)
Income (loss) from discontinued operations
Income before income taxes	—	48.3	113.6
Income taxes	—	18.3	42.3

Income from discontinued operations(1)	—	30.0	71.3
Income (loss) on disposal of discontinued operations, net of related income taxes	(5.0)	92.3	—
Cumulative effect of accounting change, net of related income taxes	—	—	(10.0)

Net income (loss)	$(5.0)	$112.0	$43.2

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 1, 2004, sale of Principal Residential Mortgage, Inc. and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

        Our U.S. Asset Management and Accumulation segment held residential mortgage banking escrow deposits (reported as other liabilities) as of December 31, 2003. The purchaser (or acquirer) closed out the banking escrow deposit accounts as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the years ended December 31, 2004 and 2003 were $(5.6) million, and $28.6 million, respectively. Income (loss) from discontinued operations net of related income taxes, for the years ended December 31, 2004, and 2003 were $(3.5) million, and $11.2 million, respectively.

BT Financial Group

        On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). As of December 31, 2005, we have received proceeds of A$958.9 million Australian dollars ("A$") (U.S. $537.4 million) from Westpac. Our total after-tax proceeds from the sale were approximately U.S. $900.0 million. This amount includes cash proceeds from Westpac, tax benefits and a gain from unwinding the hedged asset associated with our investment in BT Financial Group.

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

        Refinements to the estimated loss, reported as discontinued operations, resulted in an increase to net income of $8.4 million and $21.8 million in 2005 and 2003, respectively.

4.    Variable Interest Entities

        We have relationships with various types of special purpose entities and other entities where we have a variable interest. The following serves as a discussion of investments in entities that meet the definition of a VIE under FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities ("FIN 46R").

Consolidated Variable Interest Entities

        Synthetic Collateralized Debt Obligation.    On May 26, 2005, we invested $130.0 million in a secured limited recourse credit linked note issued by a grantor trust. The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios. Our risk of loss for the seven referenced mezzanine tranches begins at 4.85% and ends at 10.85% of loss on each of the seven

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4.    Variable Interest Entities — (continued)

synthetic reference portfolios. Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed 4.85% of a synthetic reference portfolio.

        We have determined that this grantor trust is a variable interest entity and that we are the primary beneficiary of the trust due to our sole interest in the variable interest entity and management of the synthetic reference portfolios. Upon consolidation of the trust, as of December 31, 2005, our consolidated statements of financial position include $130.0 million of available-for-sale fixed maturity securities, which represent the collateral held by the trust. As of December 31, 2005, the credit default swap entered into by the trust has an outstanding notional amount of $130.0 million and a change in fair value of a $0.4 million pre-tax loss that is recorded in net income and is reflected on the consolidated statements of financial position as an other liability. The creditors of the grantor trusts have no recourse to the assets of our company.

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

        We have determined that these grantor trusts are VIEs as, in the event of a default or prepayment on the underlying notes, which is the main risk of loss, our interest-only certificates are exposed to the majority of the risk of loss. The restricted interest periods end between 2016 and 2020 and, at that time, the residual certificate holders' certificates are redeemed by the trust in return for the notes. We have determined that it will be necessary for us to consolidate these entities until the expiration of the interest-only period. As of December 31, 2005 and 2004, our consolidated statements of financial position include $364.1 million and $369.8 million, respectively, of undated subordinated floating rate notes of the grantor trusts, which are classified as available-for-sale fixed maturity securities and represent the collateral held by the trust. The obligation to deliver the underlying securities to the residual certificate holders of $147.4 million and $138.1 million as of December 31, 2005 and 2004, respectively, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. The creditors of the grantor trusts have no recourse to the assets of our company.

        Other.    In addition to the entities above, we have a number of relationships with a disparate group of entities, which meet the FIN 46R criteria for VIEs. Due to the nature of our direct investment in the equity and/or debt of these VIEs, we are the primary beneficiary of such entities, which requires us to consolidate them. These entities include three financial services companies, two private investment trusts, a hedge fund and real estate joint venture. The consolidation of these VIEs did not have a material effect on either our consolidated statement of financial position or results of operations as of December 31, 2005 or 2004 and for any of the three years in the period ended December 31, 2005. For the majority of these entities, the creditors have no recourse to the assets of our company.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4.    Variable Interest Entities — (continued)

        The carrying amount and classification of consolidated VIE assets that are collateral the VIE has designated for its own obligations are as follows:

	December 31,
	2005	2004
	(in millions)
Fixed maturity securities, available-for-sale	$88.3	$56.9
Equity securities, available-for-sale	39.6	16.9
Real estate	12.4	62.3
Cash and other assets	61.2	55.2

Total assets pledged as collateral	$201.5	$191.3

Long-term debt	$13.3	$72.1

        As of December 31, 2005 and 2004, $201.5 million and $191.3 million, respectively, of assets were pledged as collateral for the VIE entities' other obligations. Additionally, as of December 31, 2005 and 2004, these entities had long-term debt of $123.9 million and $186.8 million, respectively, of which $110.6 million and $114.7 million, respectively, was issued by our affiliates and, therefore, eliminated upon consolidation.

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

        Between October 3, 1996 and September 21, 2001, we entered into seven separate but similar transactions where various third parties transferred funds to either a custodial account or a trust. The custodians or trusts purchased shares of specific money market funds and then separated the cash flows of the money market shares into share receipts and dividend receipts. The dividend receipts entitle the holder to dividends paid for a specified term while the share receipts, purchased at a discount, entitle the holder to dividend payments subsequent to the term of the dividend receipts and the rights to the underlying shares. We have purchased the share receipts. After the restricted dividend period ends between 2017 and 2021, we, as the share receipt holder, have the right to terminate the custodial account or trust agreement and will receive the underlying money market fund shares. Upon adoption of FIN 46R, we determined the primary beneficiary is the dividend receipt holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $224.5 million and $203.1 million as of December 31, 2005 and 2004, respectively.

        On June 20, 1997, we entered into a transaction in which we purchased a residual trust certificate. The trust separated the cash flows of an underlying security into an interest-only certificate that entitles the third party certificate holder to the stated interest on the underlying security through May 15, 2017, and into a residual certificate entitling the holder to interest payments subsequent to the term of the interest-only certificates and any principal payments. Subsequent to the restricted interest period, we, as the residual certificate holder, have the right to terminate the trust agreement and will receive the underlying security. Upon adoption of FIN 46R, we determined the primary beneficiary is the interest-only certificate holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $77.0 million and $68.9 million as of December 31, 2005 and 2004, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5.    Investments

Fixed Maturities and Equity Securities

        The cost, gross unrealized gains and losses and fair value of fixed maturities and equity securities available-for-sale as of December 31, 2005 and 2004, are summarized as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in millions)
December 31, 2005
Fixed maturities, available-for-sale:
U.S. government and agencies	$557.9	$1.8	$4.2	$555.5
Non-U.S. governments	804.6	110.8	0.8	914.6
States and political subdivisions	1,222.6	45.7	3.8	1,264.5
Corporate — public	20,297.3	1,014.3	117.1	21,194.5
Corporate — private	9,470.1	484.3	52.3	9,902.1
Mortgage-backed and other asset-backed securities	8,093.3	270.7	78.0	8,286.0

Total fixed maturities, available-for-sale	$40,445.8	$1,927.6	$256.2	$42,117.2

Total equity securities, available-for-sale	$704.1	$26.1	$5.8	$724.4

December 31, 2004
Fixed maturities, available-for-sale:
U.S. government and agencies	$271.7	$6.3	$0.6	$277.4
Non-U.S. governments	777.2	93.6	2.3	868.5
States and political subdivisions	894.1	53.6	0.7	947.0
Corporate — public	19,252.4	1,408.9	33.9	20,627.4
Corporate — private	9,935.2	649.4	35.2	10,549.4
Mortgage-backed and other asset-backed securities	7,288.7	381.6	23.7	7,646.6

Total fixed maturities, available-for-sale	$38,419.3	$2,593.4	$96.4	$40,916.3

Total equity securities, available-for-sale	$707.2	$25.3	$11.1	$721.4

        The cost and fair value of fixed maturities available-for-sale at December 31, 2005, by expected maturity, were as follows:

	Cost	Fair value
	(in millions)
Due in one year or less	$1,860.4	$1,871.6
Due after one year through five years	8,167.8	8,312.5
Due after five years through ten years	19,941.8	21,084.7
Due after ten years	2,382.5	2,562.4

	32,352.5	33,831.2
Mortgage-backed and other asset-backed securities	8,093.3	8,286.0

Total	$40,445.8	$42,117.2

        The above summarized activity is based on expected maturities. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

        Corporate private placement bonds represent a primary area of credit risk exposure. The corporate private placement bond portfolio is diversified by issuer and industry. We monitor the restrictive bond covenants, which are intended to regulate the activities of issuers and control their leveraging capabilities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5.    Investments — (continued)

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Fixed maturities, available-for-sale	$2,453.1	$2,317.2	$2,255.0
Fixed maturities, trading	7.6	9.4	10.1
Equity securities, available-for-sale	50.8	50.0	46.8
Equity securities, trading	4.9	—	0.2
Mortgage loans	760.4	762.5	788.8
Real estate	68.2	82.3	87.1
Policy loans	50.3	51.1	54.5
Cash and cash equivalents	32.1	25.9	20.6
Derivatives	17.9	17.5	12.4
Other	49.4	36.9	65.9

Total	3,494.7	3,352.8	3,341.4
Less investment expenses	(134.0)	(128.8)	(112.0)

Net investment income	$3,360.7	$3,224.0	$3,229.4

Net Realized/Unrealized Capital Gains and Losses

        The major components of net realized/unrealized capital losses on investments are summarized as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$132.7	$82.1	$75.7
Gross losses	(151.3)	(109.9)	(301.2)
Fixed maturities, trading:
Gross gains	1.0	1.5	3.5
Gross losses	(3.4)	(2.6)	(0.3)
Equity securities, available-for-sale:
Gross gains	9.1	17.1	6.5
Gross losses	(8.8)	(12.0)	(5.5)
Equity securities, trading:
Gross gains	6.6	4.4	3.3
Gross losses	—	—	—
Mortgage loans	1.3	(12.5)	(2.2)
Derivatives	17.2	(101.4)	107.2
Other	(15.6)	28.5	49.8

Net realized/unrealized capital losses	$(11.2)	$(104.8)	$(63.2)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities were $2.6 billion, $1.9 billion and $2.9 billion in 2005, 2004 and 2003, respectively. The proceeds set forth above include amounts related to sales of mortgage-backed securities of $0.1 billion, $0.5 billion and $0.1 billion in 2005, 2004 and 2003, respectively. Gross gains of $1.1 million, $0.5 million and $0.6 million and gross losses of $0.1 million, $0.0 million and $0.9 million in 2005, 2004 and 2003, respectively, were realized on sales of mortgage-backed securities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5.    Investments — (continued)

        We recognize impairment losses for fixed maturities and equity securities when declines in value are other than temporary. Gross realized losses related to other than temporary impairments of fixed maturity securities were $28.6 million, $60.6 million and $173.7 million in 2005, 2004, and 2003, respectively. We also recognized gross realized losses as the result of credit triggered sales of $30.8 million, $18.9 million and $42.8 million in 2005, 2004, and 2003 respectively. Gross losses recorded on fixed maturity securities that were part of fair value hedging relationships totaled $64.0 million, $16.8 million and $64.7 million in 2005, 2004, and 2003 respectively.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses as of December 31, 2005 and 2004, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2005
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$411.1	$3.7	$43.5	$0.5	$454.6	$4.2
Non-U.S. governments	23.7	0.5	15.1	0.3	38.8	0.8
States and political subdivisions	374.2	2.9	55.2	0.9	429.4	3.8
Corporate — public	4,912.6	92.9	890.0	24.2	5,802.6	117.1
Corporate — private	2,298.0	36.3	488.9	16.0	2,786.9	52.3
Mortgage-backed and other asset-backed securities	2,853.4	53.8	797.9	24.2	3,651.3	78.0

Total fixed maturities, available-for-sale	$10,873.0	$190.1	$2,290.6	$66.1	$13,163.6	$256.2

Total equity securities, available-for-sale	$145.3	$2.6	$287.7	$3.2	$433.0	$5.8

        As of December 31, 2005, we held $13,163.6 million in available-for-sale fixed maturity securities with unrealized losses of $256.2 million. Of these amounts, Principal Life's consolidated portfolio represented $12,822.1 million in available-for-sale fixed maturity securities with unrealized losses of $243.0 million. Principal Life's consolidated portfolio consists of fixed maturity securities where 97% are investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost).

        For those securities that have been in a loss position for less than twelve months, Principal Life's consolidated portfolio holds 1,199 securities with a carrying value of $10,550.8 million and unrealized losses of $177.1 million reflecting an average price of 98. Of this portfolio, 97% was investment grade (rated AAA through BBB-) at December 31, 2005, with associated unrealized losses of $167.1 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio holds 337 securities with a carrying value of $2,271.3 million and unrealized losses of $66.0 million. The average rating of this portfolio is A+ with an average price of 97 at December 31, 2005. Of the $66.0 million in unrealized losses, the Corporate-public and Corporate-private sectors account for $40.1 million in unrealized losses with an average price of 97 and an average credit rating is BBB+. The remaining unrealized losses consists primarily of $24.2 million in unrealized losses within the mortgage-backed and other asset-backed securities

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5.    Investments — (continued)

sector. The average price of the mortgage-backed and other asset-backed securities sector is 97 and the average credit rating is AA+.

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

        As of December 31, 2004, we held $5,668.6 million in available-for-sale fixed maturity securities with unrealized losses of $96.4 million. Of these amounts, Principal Life's consolidated portfolio represented $5,555.5 million in available-for-sale fixed maturity securities with unrealized losses of $88.6 million. Principal Life's consolidated portfolio consists of fixed maturity securities where 97% are investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost).

        For those securities that have been in a loss position for less than twelve months, Principal Life's consolidated portfolio holds 557 securities with a carrying value of $4,913.8 million and unrealized losses of $56.8 million reflecting an average price of 99. Of this portfolio, 98.5% was investment grade (rated AAA through BBB-) at December 31, 2004, with associated unrealized losses of $51.8 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio holds 80 securities with a carrying value of $641.7 million and unrealized losses of $31.8 million. The average rating of this portfolio is BBB- with an average price of 95 at December 31, 2004. The Corporate-public and Corporate-private sectors account for $26.7 million of the $31.8 million in unrealized losses. The average price of the corporate sectors is 95 and the average credit rating is BBB+.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5.    Investments — (continued)

        The cumulative amount of net unrealized gains and losses on available-for-sale securities was as follows:

	December 31,
	2005	2004
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale(1)	$1,670.8	$2,504.8
Net unrealized gains on equity securities, available-for-sale	20.2	14.0
Adjustments for assumed changes in amortization patterns:
Deferred policy acquisition costs	(145.7)	(242.9)
Sales inducements	6.3	0.5
Unearned revenue reserves	3.2	11.5
Net unrealized gains (losses) on derivative instruments	39.6	(2.0)
Net unrealized losses on policyholder dividend obligation	(33.7)	(118.5)
Net unrealized losses on equity method subsidiaries and minority interest adjustments	(19.9)	(40.1)
Provision for deferred income taxes	(512.9)	(723.4)

Net unrealized gains on available-for-sale securities	$1,027.9	$1,403.9

(1)
Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Commercial Mortgage Loans

        Commercial mortgage loans represent a primary area of credit risk exposure. At December 31, 2005 and 2004, the commercial mortgage portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2005		2004
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$353.0	3.6%	$426.8	4.2%
Middle Atlantic	1,822.3	18.4	1,916.8	18.7
East North Central	775.2	7.8	913.0	8.9
West North Central	458.3	4.6	419.8	4.1
South Atlantic	2,531.2	25.7	2,419.8	23.7
East South Central	348.0	3.5	341.3	3.3
West South Central	674.1	6.8	726.9	7.1
Mountain	823.7	8.3	819.7	8.0
Pacific	2,138.1	21.6	2,283.0	22.4
Valuation allowance	(33.2)	(0.3)	(42.4)	(0.4)

Total	$9,890.7	100.0%	$10,224.7	100.0%

Property type distribution
Office	$2,706.5	27.4%	$3,383.5	33.1%
Retail	3,036.5	30.6	2,984.7	29.1
Industrial	2,812.3	28.4	2,826.4	27.6
Apartments	1,078.5	10.9	885.4	8.7
Hotel	44.8	0.5	48.0	0.5
Mixed use/other	245.3	2.5	139.1	1.4
Valuation allowance	(33.2)	(0.3)	(42.4)	(0.4)

Total	$9,890.7	100.0%	$10,224.7	100.0%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5.    Investments — (continued)

Commercial Mortgage Loan Loss Allowance

        Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The change in the valuation allowance is included in net realized/unrealized capital losses on our consolidated statements of operations.

        The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation and assessment of the adequacy of the allowance for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. The evaluation of our loan specific reserve component is also subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Impaired mortgage loans, along with the related allowance for losses, were as follows:

	December 31,
	2005	2004
	(in millions)
Impaired loans	$23.8	$105.4
Allowance for losses	(2.3)	(6.5)

Net impaired loans	$21.5	$98.9

        The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Average recorded investment in impaired loans	$51.6	$105.2	$81.6
Interest income recognized on impaired loans	5.1	7.0	12.0

        When it is determined that a loan is impaired, interest accruals are stopped and all interest income is recognized on the cash basis.

        A summary of the changes in the commercial mortgage loan allowance for losses is as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Balance at beginning of year	$42.4	$49.6	$83.6
Provision for losses	1.4	14.4	1.3
Releases due to write-downs, sales and foreclosures	(10.6)	(21.6)	(35.3)

Balance at end of year	$33.2	$42.4	$49.6

Real Estate

        Depreciation expense on invested real estate was $29.9 million, $32.0 million and $32.9 million in 2005, 2004 and 2003, respectively. Accumulated depreciation was $200.9 million and $202.8 million as of December 31, 2005 and 2004, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5.    Investments — (continued)

Other Investments

        Other investments include minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. Changes in the value of our investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders' equity. Total assets of the unconsolidated entities amounted to $9,331.6 million and $6,901.1 million at December 31, 2005 and 2004, respectively. Total revenues of the unconsolidated entities were $1,785.6 million, $1,302.7 million and $752.9 million in 2005, 2004 and 2003, respectively. During 2005, 2004 and 2003, we included $89.3 million, $61.0 million and $40.3 million, respectively, in net investment income representing our share of current year net income of the unconsolidated entities. At December 31, 2005 and 2004, our net investment in unconsolidated entities was $321.7 million and $264.8 million, respectively, which primarily included our minority interests in domestic and international joint ventures and partnerships.

        In the ordinary course of our business and as part of our investment operations, we have also entered into long term contracts to make and purchase investments aggregating $882.8 million and $1,268.9 million at December 31, 2005 and 2004, respectively.

        Derivative assets are reflected on our consolidated statements of financial position and reported as a component of other investments. Certain seed money investments are carried at fair value with changes in fair value included in net income as net realized/unrealized capital gains or losses.

6.    Securitization Transactions

        We, along with other contributors, sell commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as a qualifying special purpose entity, they are not subject to the VIE consolidation rules. We retain primary servicing responsibilities and may retain other immaterial interests. We receive annual servicing fees approximating 0.01% of the assets we are servicing, which approximates cost. The investors and the securitization entities have no recourse to our other assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk.

        In 2005, 2004, and 2003,we recognized gains of $39.8 million, $14.4 million and $16.4 million, respectively, on the securitization of commercial mortgage loans.

        Key economic assumptions used in measuring the retained interests at the date of securitization resulting from transactions completed included a cumulative foreclosure rate between 5% and 18% during 2005, 4% and 10% during 2004, and 5% and 12% during 2003. The assumed range of the loss severity, as a percentage of defaulted loans, was between 3% and 29% during 2005, 13% and 31% during 2004, and 14% and 33% during 2003. The low end of the loss severity range relates to a portfolio of seasoned loans. The high end of the loss severity range relates to a portfolio of newly issued loans.

        At December 31, 2005 and 2004, the fair values of retained interests related to the securitizations of commercial mortgage loans were $321.0 million and $304.3 million, respectively. Only $0.8 million in each year represents equity interest investments. All other interests are classified as available-for-sale securities and are carried at fair value. At December 31, 2005 and 2004, respectively, $181.3 million and $179.4 million of these available-for-sale securities were interest-only investments. Cash flows are continuously monitored for adverse deviations from original expectations and impairments are recorded when necessary. Key economic assumptions and the sensitivity of the current fair values of residual cash flows were tested to one and two standard deviations from the expected rates. The changes in the fair values at December 31, 2005 and 2004, as a result of this sensitivity analysis were not significant.

        The table below summarizes cash flows for securitization transactions:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Proceeds from new securitizations	$2,270.4	$871.1	$998.0
Servicing fees received	1.1	1.1	0.9
Other cash flows received on retained interests	$36.0	$31.1	$30.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

7.    Derivative Financial Instruments

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

Types of Derivative Instruments

        Interest rate swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts based upon designated market rates or rate indices and an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities arising from timing mismatches between assets and liabilities (including duration mismatches). We also use interest rate swaps to hedge against changes in the value of assets we anticipate acquiring and other anticipated transactions and commitments. Interest rate swaps are used to hedge against changes in the value of the guaranteed minimum withdrawal benefit ("GMWB") liability. The GMWB rider on our variable annuity products provides for guaranteed minimum withdrawal benefits regardless of the actual performance of various equity and/or fixed income funds available with the product.

        In exchange-traded futures transactions, we agree to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. We enter into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. In a mortgage-backed securities ("MBS") forward transaction, we agree to purchase or sell a specified MBS on a future date. We use exchange-traded futures and MBS forwards to reduce market risks from changes in interest rates, to alter mismatches between the assets in a portfolio and the liabilities supported by those assets, and to hedge against changes in the value of securities we own or anticipate acquiring or selling. We use exchange-traded futures to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained.

        A swaption is an option to enter into an interest rate swap at a future date. We write these options and receive a premium in order to transform our callable liabilities into fixed term liabilities. In addition, we may sell an investment-type contract with attributes tied to market indices (an embedded derivative as noted below), in which case we write an equity call option to convert the overall contract into a fixed-rate liability, essentially eliminating the equity component altogether. Equity call spreads are purchased to fund the equity participation rates promised to contractholders in conjunction with our fixed deferred annuity products that credit interest based on changes in an external equity index. Equity put options are used to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity products, as previously explained.

        Total return swaps are contracts in which we agree with other parties to exchange, at specified intervals, an amount determined by the difference between the previous spread and the current spread on referenced indices based upon an agreed upon notional principal amount plus an additional amount determined by the financing spread. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date. These derivatives are used in our commercial mortgage securitization operation to hedge its long spread position.

        Currency forwards are contracts in which we agree with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. Currency swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate as calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date. We use currency forwards and currency swaps to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell. We also use currency forwards to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

7.    Derivative Financial Instruments — (continued)

        We use credit default swaps to enhance the return on our investment portfolio by providing comparable exposure to fixed income securities that might not be available in the primary market. They are also occasionally used to hedge credit exposures in our investment portfolio. Credit derivatives are used to sell or buy credit protection on an identified name or names on an unfunded or synthetic basis in return for receiving or paying a quarterly premium. At the same time we enter into these synthetic transactions, we buy a quality cash bond to match against the credit default swap. The premium generally corresponds to a referenced name's credit spread at the time the agreement is executed. When selling protection, if there is an event of default by the referenced name, as defined by the agreement, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security in an amount equal to the notional value of the credit default swap. At December 31, 2005, the notional amount of written credit default swaps was $1,297.6 million.

        In our commercial mortgage backed securitization operation, we enter into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments that will be held for sale are recognized as interest rate lock commitment derivatives that are recorded at fair value. Fair value is determined by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of each commitment. Loan commitments that are related to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and, accordingly, are not recognized in our financial statements.

Exposure

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

        Prior to the application of the aforementioned credit enhancements, the gross exposure to credit risk with respect to these derivative instruments was $472.9 million and $951.1 million at December 31, 2005 and 2004, respectively. Subsequent to the application of such credit enhancements, the net exposure to credit risk was $375.3 million and $554.6 million at December 31, 2005 and 2004, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

7.    Derivative Financial Instruments — (continued)

        The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31,
	2005	2004
	(in millions)
Notional amounts of derivative instruments with regard to U.S. operations
Interest rate swaps	$8,531.3	$7,481.9
Foreign currency swaps	3,830.4	3,013.4
Credit default swaps	1,297.6	988.3
Embedded derivative financial instruments	802.5	499.1
Swaptions	684.5	429.0
Currency forwards	509.2	356.4
Interest rate lock commitments	392.3	634.3
Call options	189.8	73.0
Total return swaps	100.0	—
Futures	58.9	11.8
Mortgage-backed forwards and options	39.3	586.8
Bond options	38.5	38.5
Bond forwards	—	508.0

	16,474.3	14,620.5
Notional amounts of derivative instruments with regard to international operations
Embedded derivative financial instruments	397.0	370.8
Currency forwards	57.4	85.3
Foreign currency swaps	24.1	24.1

Total notional amounts at end of year	$16,952.8	$15,100.7

Gross credit exposure of derivative instruments with regard to U.S. operations
Foreign currency swaps	$338.4	$803.4
Interest rate swaps	89.3	41.5
Call options	18.0	10.5
Credit default swaps	14.0	19.3
Currency forwards	1.6	1.6
Bond options	0.6	0.7
Bond forwards	—	66.8

Total credit exposure at end of year	461.9	943.8
Gross credit exposure of derivative instruments with regard to international operations
Currency forwards	9.8	5.5
Foreign currency swaps	1.2	1.8

Total credit exposure at end of year	$472.9	$951.1

        The net interest effect of interest rate swap, currency swap and credit default swap transactions is recorded as an adjustment to net investment income or interest expense, as appropriate, over the periods covered by the agreements.

        The fair value of our derivative instruments classified as assets at December 31, 2005 and 2004, was $430.3 million and $864.2 million, respectively, and was reported with other invested assets on the consolidated statements of financial position. The fair value of derivative instruments classified as liabilities at December 31, 2005 and 2004, was $190.1 million and $195.9 million, respectively, and was reported with other liabilities on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

7.    Derivative Financial Instruments — (continued)

Fair Value Hedges

        We use fixed-to-floating rate interest rate swaps to more closely align the interest rate characteristics of certain assets and liabilities. In general, these swaps are used in asset and liability management to modify duration.

        We enter into currency exchange swap agreements to convert certain foreign denominated assets and liabilities into U.S. dollar floating-rate denominated instruments to eliminate the exposure to future currency volatility on those items.

        We use interest rates swaps and total return swaps to hedge interest rate and spread risk in our commercial mortgage securitization operations.

        We also sell callable investment-type agreements and use written interest rate swaptions to transform the callable liability into a fixed term liability.

        We recognized a pre-tax net loss of $(11.8) million, $(28.7) million and $(9.5) million in 2005, 2004 and 2003, respectively, relating to the ineffective portion of our fair value hedges, which was reported with net realized/unrealized capital losses on our consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Cash Flow Hedges

        We also utilize floating-to-fixed rate interest rate swaps to eliminate the variability in cash flows of financial assets and liabilities.

        We entered into currency exchange swap agreements to convert both principal and interest payments of certain foreign denominated assets and liabilities into U.S. dollar denominated fixed-rate instruments to eliminate the exposure to future currency volatility on those items.

        At December 31, 2005, we had no exposure to variable cash flows of an unrecognized firm commitment and at December 31, 2004, we had hedged the exposure to variable cash flows of $46.7 million of unrecognized firm commitments. These 2004 firm commitments funded in the first quarter of 2005.

        In 2005, 2004 and 2003, we recognized a $27.0 million, $57.8 million and $(49.6) million after-tax increase (decrease) in value, respectively, related to cash flow hedges in accumulated other comprehensive income. During this time period, none of our cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. We reclassified $21.3 million, $5.2 million, and $54.6 million in net losses from accumulated comprehensive income into net income during 2005, 2004, and 2003 respectively, and we expect to reclassify $0.7 million net losses in the next 12 months.

        For the years ended December 31, 2005 and 2004, we recognized a pre-tax gain of $1.2 million and $1.9 million in net income due to cash flow ineffectiveness, respectively. For the year ended December 2003, the cash flow ineffectiveness was immaterial. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

        The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 13.5 years.

Net Investment in Foreign Operations Hedges

        From time to time, we may take measures to hedge our net investments in our foreign subsidiaries from currency risks. In 2004 and 2005, we used currency forwards to hedge a portion of our net investment in our Mexican operations and in 2005 we also used currency forwards to hedge a portion of our net investment in our Chilean operations. We did not have any currency forwards outstanding at December 31, 2005 to hedge our net investment in foreign operations. We recognized a $2.7 million pre-tax loss and a $0.2 million pre-tax loss in other comprehensive income from these contracts for the years ended December 31, 2005 and 2004, respectively. There was no ineffectiveness recorded for the years ended December 31, 2005 or 2004. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments

        Our use of futures, MBS forwards, certain swaptions and swaps, equity call options, credit default swaps, bond options, currency forwards, and interest rate lock commitments are effective from an economic standpoint, but they have not been designated as hedges under SFAS 133. As such, periodic changes in the market value of these instruments flow directly into net income. For the years ended December 31, 2005, 2004 and 2003, gains (losses) of $13.1 million,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

7.    Derivative Financial Instruments — (continued)

$(59.0) million and $68.5 million, respectively, were recognized in income from market value changes of derivatives not receiving hedge accounting treatment.

Embedded Derivatives

        We may purchase or issue financial instruments or products that contain a derivative instrument that is embedded in the financial instrument or products. When it is determined that the embedded derivative possesses economic characteristics that are not clearly or closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated statements of financial position, is carried at fair value with changes in fair value reported in net income.

        We sell investment-type liability contracts in which the return is tied to an external equity index. The equity return is an embedded option that is bifurcated from the host investment-type contract and accounted for separately. We economically hedge the embedded derivative by writing equity call options with identical features to convert the overall contract into a fixed-rate liability, effectively eliminating the equity component altogether. For the years ended December 31, 2005 and 2004, respectively, we recognized a $1.0 million and $3.2 million pre-tax gain on the purchased equity call options and a $1.0 million and $3.2 million pre-tax loss on the change in fair value of the embedded derivatives.

        We offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately, with changes in fair value reported in net realized/unrealized gains (losses). There was no pre-tax gain or loss recognized for the year ended December 31, 2005. We recognized a $0.1 million pre-tax gain for the year ended December 31, 2004.

        We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated the cash flows of the underlying notes by issuing an interest-only certificate and a residual certificate related to each note contributed. We retained the interest-only certificates and the residual certificates were subsequently sold to a third party. We have determined these grantor trusts are variable interest entities and it is necessary for us to consolidate these entities. The obligation to deliver the underlying securities to residual certificate holders of $147.4 million as of December 31, 2005, and $138.1 million as of December 31, 2004 is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. For the years ended December 31, 2005, and December 31, 2004, respectively, we recognized a $2.7 million pre-tax gain and a $28.2 million pre-tax loss on the change in fair value of the obligation, which is reflected in accumulated other comprehensive income on the consolidated statements of financial position.

        During 2005, we purchased existing Class A units of a trust that represent interest payments on the underlying security within the trust. The trust also issued Class B units representing the residual interests in the underlying. We have determined that this trust is a variable interest entity and subsequent to this purchase it is necessary for us to consolidate this entity. The obligation to deliver the underlying security to the Class B unit holder of $10.5 million as of December 31, 2005, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying security. For the year ended December 31, 2005, we recognized a $0.4 million pre-tax loss on the change in fair value of the obligation, which is reflected in accumulated other comprehensive income on the consolidated statements of financial position.

        We offer a fixed deferred annuity product that credits interest based on changes in an external equity index. It contains an embedded derivative that has been bifurcated and accounted for separately, with changes in fair value reported in net realized/unrealized gains (losses). We economically hedge the fixed deferred annuity product by purchasing options that match the product's profile. For the years ended December 31, 2005 and 2004, we recognized a $1.5 million and $0.5 million pre-tax gain on the call spread options purchased and a $2.3 million and $0.2 pre-tax loss on the change in fair value of the embedded derivatives.

        We offer certain variable annuity products with a GMWB rider. The GMWB provides that the contractholder will receive at least their principal deposit back through withdrawals of up to a specified annual amount, even if the account value is reduced to zero. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. Declines in the equity market may increase our exposure to benefits under contracts with the GMWB. We economically hedge the GMWB exposure using futures, options and interest rate swaps. For the year ended December 31, 2005, we recognized a $0.5 million pre-tax loss on the hedging instruments and a $0.2 million pre-tax gain on the change in fair value of the embedded derivatives in net income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8.    Closed Block — (continued)

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2005 and 2004, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected, resulting in the recognition of a PDO of $33.7 million, $118.5 million, and $99.0 million as of December 31, 2005, 2004 and 2003, respectively.

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31,
	2005	2004
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$5,387.1	$5,409.0
Other policyholder funds	27.3	28.8
Policyholder dividends payable	361.0	364.3
Policyholder dividend obligation	33.7	118.5
Other liabilities	57.0	42.6

Total Closed Block liabilities	5,866.1	5,963.2
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,989.8	3,057.5
Equity securities, available-for-sale	71.5	74.9
Mortgage loans	716.4	754.5
Real estate	—	1.7
Policy loans	754.6	751.2
Other investments	47.7	19.9

Total investments	4,580.0	4,659.7
Cash and cash equivalents	34.3	0.4
Accrued investment income	71.0	72.9
Deferred income tax asset	73.6	78.9
Premiums due and other receivables	20.2	22.8
Other assets	35.9	18.8

Total assets designated to the Closed Block	4,815.0	4,853.5

Excess of Closed Block liabilities over assets designated to the Closed Block	1,051.1	1,109.7
Amounts included in other comprehensive income	61.5	63.0

Maximum future earnings to be recognized from Closed Block assets and liabilities	$1,112.6	$1,172.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8.    Closed Block — (continued)

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Revenues
Premiums and other considerations	$617.7	$648.7	$684.3
Net investment income	294.4	301.6	306.6
Net realized/unrealized capital gains (losses)	2.3	(4.1)	(6.6)

Total revenues	914.4	946.2	984.3
Expenses
Benefits, claims and settlement expenses	518.8	515.1	557.4
Dividends to policyholders	285.3	289.1	298.6
Operating expenses	9.1	11.6	8.3

Total expenses	813.2	815.8	864.3

Closed Block revenue, net of Closed Block expenses, before income taxes	101.2	130.4	120.0
Income taxes	32.4	42.6	39.5

Closed Block revenue, net of Closed Block expenses and income taxes	68.8	87.8	80.5
Funding adjustment charges	(8.7)	(10.1)	(31.9)

Closed Block revenue, net of Closed Block expenses, income tax and funding adjustment charges	$60.1	$77.7	$48.6

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Beginning of year	$1,172.7	$1,250.4	$1,299.0
End of year	1,112.6	1,172.7	1,250.4

Change in maximum future earnings	$(60.1)	$(77.7)	$(48.6)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

9.    Deferred Policy Acquisition Costs

        Policy acquisition costs deferred and amortized in 2005, 2004 and 2003 were as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Balance at beginning of year	$1,837.6	$1,568.9	$1,409.5
Cost deferred during the year	482.1	477.7	349.7
Amortized to expense during the year	(246.6)	(210.8)	(140.0)
Effect of unrealized gains (losses)	101.0	32.1	(50.3)
Other(1)	—	(30.3)	—

Balance at end of year	$2,174.1	$1,837.6	$1,568.9

(1)
Due to the January 1, 2004 adoption of SOP 03-1, we reclassified $30.3 million of sales inducements from DPAC to other assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

10.    Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2005	2004
	(in millions)
Liabilities for investment-type contracts:
GICs	$12,601.6	$12,803.3
Funding agreements	11,832.0	11,266.3
Other investment-type contracts	1,362.9	1,528.3

Total liabilities for investment-type contracts	25,796.5	25,597.9
Liabilities for individual annuities	5,414.0	4,547.2
Universal life and other reserves	2,401.6	2,038.2

Total contractholder funds	$33,612.1	$32,183.3

        Our GICs and funding agreements contain provisions limiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

        Funding agreements include those issued directly to nonqualified institutional investors, as well as to three separate programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

        We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2005 and 2004, $3,203.6 million and $3,867.0 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program.

        In addition, we were authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated qualifying special purpose entity. As of December 31, 2005 and 2004, $4,744.5 million and $5,462.3 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the SEC-registered program described in the next paragraph.

        We were authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. Under this program, both the notes and the supporting funding agreements are registered with the SEC. As of December 31, 2005 and 2004, $3,667.9 million and $1,831.5 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other two funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by Principal Financial Group, Inc. In recognition of the use of nearly all $4.0 billion of initial issuance authorization, this program was amended in February 2006 to authorize issuance of up to an additional $5.0 billion.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

10.    Insurance Liabilities — (continued)

Future Policy Benefits and Claims

        Activity in the liability for unpaid accident and health claims, which is included with future policy benefits and claims in the consolidated statements of financial position, is summarized as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Balance at beginning of year	$747.6	$719.5	$710.0
Incurred:
Current year	1,787.0	1,682.9	1,618.1
Prior years	(22.0)	(28.8)	(67.5)

Total incurred	1,765.0	1,654.1	1,550.6
Payments:
Current year	1,444.0	1,376.2	1,310.2
Prior years	253.8	249.8	230.9

Total payments	1,697.8	1,626.0	1,541.1
Balance at end of year:
Current year	343.0	306.7	307.9
Prior years	471.8	440.9	411.6

Total balance at end of year	$814.8	$747.6	$719.5

        The activity summary in the liability for unpaid accident and health claims shows a decrease of $22.0 million, $28.8 million and $67.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, relating to prior years. Such liability adjustments, which affected current operations during 2005, 2004 and 2003, respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. In addition, in 2003, we established a premium deficiency reserve on our medical conversion business that was previously included in our incurred but not reported claim reserve. These trends have been considered in establishing the current year liability for unpaid accident and health claims. We also had claim adjustment expenses of $30.6 million, $28.3 million and $27.7 million, and related reinsurance recoverables of $3.5 million, $3.6 million and $2.5 million in 2005, 2004 and 2003, respectively, which are not included in the rollforward above.

11.    Debt

Short-Term Debt

        The components of short-term debt as of December 31, 2005 and 2004, were as follows:

	December 31,
	2005	2004
	(in millions)
Commercial paper	$349.9	$75.0
Other recourse short-term debt	55.1	56.4
Nonrecourse short-term debt	71.4	150.3

Total short-term debt	$476.4	$281.7

        As of December 31, 2005, we had credit facilities with various financial institutions in an aggregate amount of $925.7 million. As of December 31, 2005 and 2004, we had $476.4 million and $281.7 million of outstanding borrowings related to our credit facilities, with $110.6 million and $221.3 million of assets pledged as support, respectively. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2005.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11.    Debt — (continued)

        The weighted-average interest rates on short-term borrowings as of December 31, 2005 and 2004, were 4.5% and 2.7%, respectively.

Long-Term Debt

        The components of long-term debt as of December 31, 2005 and 2004, were as follows:

	December 31,
	2005	2004
	(in millions)
8.2% notes payable, due 2009	$464.3	$464.2
4.59% notes payable, due 2011	51.6	—
4.93% notes payable, due 2011	47.3	—
8% surplus notes payable, due 2044	99.2	99.2
Nonrecourse mortgages and notes payable	184.0	213.2
Other mortgages and notes payable	52.4	66.9

Total long-term debt	$898.8	$843.5

        The amounts included above are net of the discount associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On November 3, 2005, Principal International de Chile S.A., a wholly owned indirect subsidiary, entered into long-term borrowing agreements with two Chilean banks in the amount of US $93.9 million. This debt is denominated in Unidades de Formento ("UF"), a Chilean inflation-indexed, peso-denominated monetary unit. Of this amount, US $49.0 million of UF +4.59% notes and US $44.9 million of UF +4.93% notes mature on November 3, 2011. Interest on the notes is payable semi-annually on May 3 and November 3 each year. The debt outstanding and interest expense will vary due to fluctuations in the Chilean peso to US dollar exchange rates and Chilean inflation.

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

        On March 10, 1994, Principal Life issued $300.0 million of surplus notes, including $200.0 million due March 1, 2024, at a 7.875% annual interest rate and the remaining $100.0 million due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest for the years ended December 31, 2005, 2004 and 2003 of $8.0 million, $10.6 million and $23.8 million, respectively, was approved by the Commissioner, and charged to expense.

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

        The mortgages and other notes payable are financings for real estate developments. We, including certain subsidiaries, had $135.0 million in credit facilities as of December 31, 2005, with various financial institutions, in addition to obtaining loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2005, range from $0.3 million to $97.5 million per development with interest rates generally ranging from 5.5% to 8.6%. Outstanding principal balances as of December 31, 2004, range from $0.4 million to $98.7 million per development with interest rates generally ranging from 6.0% to 8.6%. Outstanding debt is secured by the underlying real estate properties,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11.    Debt — (continued)

which were reported as real estate on our consolidated statements of financial position with a carrying value of $284.1 million and $298.7 million as of December 31, 2005 and 2004, respectively.

        At December 31, 2005, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2006	$41.7
2007	108.8
2008	62.9
2009	464.9
2010	0.6
Thereafter	219.9

Total future maturities of the long-term debt	$898.8

        Cash paid for interest for 2005, 2004 and 2003, was $139.5 million, $102.2 million and $109.2 million, respectively. These amounts include interest paid on taxes during these years.

12.    Income Taxes

        Our income tax expense from continuing operations was as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Current income taxes:
U.S. federal	$135.3	$244.9	$(12.6)
State and foreign	44.2	41.7	36.0

Total current income taxes	179.5	286.6	23.4
Deferred income taxes (benefits)	52.9	(108.4)	152.2

Total income taxes	$232.4	$178.2	$175.6

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

	For the year ended December 31,
	2005	2004	2003
Statutory corporate tax rate	35%	35%	35%
Dividends received deduction	(7)	(9)	(7)
Interest exclusion from taxable income	(2)	(2)	(2)
Federal tax settlement for prior years	(1)	—	(3)
Section 29 fuel tax credits	(3)	(2)	—
Other	(1)	(2)	(2)

Effective tax rate	21%	20%	21%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12.    Income Taxes — (continued)

        Significant components of our net deferred income taxes were as follows:

	December 31,
	2005	2004
	(in millions)
Deferred income tax assets (liabilities):
Insurance liabilities	$392.3	$390.9
Other deferred tax assets	122.3	88.9

Total deferred tax assets	514.6	479.8
Deferred policy acquisition costs	(651.5)	(578.6)
Net unrealized gains on available-for-sale securities	(512.9)	(723.4)
Other deferred tax liabilities	(315.4)	(289.0)

Total deferred tax liabilities	(1,479.8)	(1,591.0)

Total net deferred income tax liabilities	$(965.2)	$(1,111.2)

        At December 31, 2005 and 2004, respectively, our net deferred tax liability is comprised of international net deferred tax assets of $9.6 million and $20.5 million, which have been included in other assets, international net deferred tax liabilities of $115.4 million and $89.9 million and U.S. net deferred tax liabilities of $859.4 million and $1,041.8 million, which have been included in deferred income taxes in the consolidated statements of financial position.

        The Internal Revenue Service (the "Service") has completed examinations of the U.S. consolidated federal income tax returns for 2001 and prior years. The Service is currently examining returns for 2002 and 2003. The Service's completion of the examinations for the years 1999-2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005. We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and plan to file claims for refund relating to the disputed adjustments. The majority of the deficiencies are attributable to the disallowance of carrybacks of capital losses, net operating losses and foreign tax credits arising in years after 2001. We expect the Service to allow some of the carrybacks within the next year upon completion of the audit of the returns for the years in which the losses and credits arose. The remainder of the deficiencies are attributable to both contested issues and adjustments that we have accepted. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues in tax years 1999-2001 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2001.

        U.S. Federal and state income taxes have not been provided on approximately $193.9 million of accumulated but undistributed earnings from operations of foreign subsidiaries. Such earnings are considered to be indefinitely reinvested in the business. It is not practical to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. A tax liability will be recognized when we no longer plan to indefinitely reinvest the earnings or when we plan to sell all or a portion of our ownership interest.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act includes a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries. A company could elect to apply this provision to qualifying earnings that are repatriated in its 2005 tax year. Based on the interpretive guidance issued to date by the Service, we currently believe that we will elect to utilize this repatriation provision in our 2005 tax year. Although it is dependent on a number of factors, the amount that we are considering for application under this provision is approximately $27.0 million. Our current tax accrual reflects application of the provisions of the Act.

        Net cash paid for income taxes in 2005 was $638.1 million, primarily due to the notices of deficiency noted above, and $599.3 million in 2004, of which $444.3 million was attributable to Principal Residential Mortgage, Inc. Net cash received for income taxes in 2003 was $72.0 million, primarily due to refunds for the 2002 loss on the sale of BT Financial Group, and the favorable settlement of an Internal Revenue Service audit issue.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13.    Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2005	2004	2005	2004
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(1,312.1)	$(1,191.4)	$(287.8)	$(253.3)
Service cost	(49.7)	(49.6)	(10.0)	(8.7)
Interest cost	(77.4)	(73.8)	(16.9)	(15.4)
Actuarial gain (loss)	(121.1)	(62.6)	19.8	(22.3)
Participant contributions	—	—	(3.6)	(2.9)
Benefits paid	44.7	42.2	11.2	10.9
Curtailment gain	—	25.1	—	3.9
Special termination benefits	—	(1.8)	—	—
Other	73.9	(0.2)	—	—

Benefit obligation at end of year	$(1,441.7)	$(1,312.1)	$(287.3)	$(287.8)

Change in plan assets
Fair value of plan assets at beginning of year	$1,156.4	$1,033.5	$408.5	$378.8
Actual return on plan assets	165.7	124.8	47.5	36.3
Employer contribution	20.4	40.3	0.5	1.4
Participant contributions	—	—	3.6	2.9
Benefits paid	(44.7)	(42.2)	(11.2)	(10.9)

Fair value of plan assets at end of year	$1,297.8	$1,156.4	$448.9	$408.5

Funded (under funded) status	$(143.9)	$(155.7)	$161.6	$120.7
Unrecognized net actuarial (gain) loss	201.2	165.9	(18.3)	20.2
Unrecognized prior service cost (benefit)	(71.3)	4.0	(17.2)	(19.9)
Unamortized transition asset	—	—	—	—

Net prepaid benefit asset (obligation)	$(14.0)	$14.2	$126.1	$121.0

Amounts recognized in statement of financial position consist of
Prepaid benefit cost	$172.3	$185.7	$126.1	$121.3
Accrued benefit liability, including minimum liability	(203.9)	(179.6)	—	(0.3)
Accumulated other comprehensive income	17.6	8.1	—	—

Net amount recognized	$(14.0)	$14.2	$126.1	$121.0

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in a Rabbi trust for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as assets under SFAS 87. The market value of assets held in these trusts was $198.3 million as of December 31, 2005, and $181.0 million as of December 31, 2004.

        The Principal Residential Mortgage, Inc. divestiture in 2004 resulted in a curtailment under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, for the plans

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13.    Employee and Agent Benefits — (continued)

that provided benefits to the Principal Residential Mortgage, Inc. participants. A mid-year re-measurement to reflect the curtailment occurred as of the date of sale, July 1, 2004. Curtailment gains of $25.1 million and $3.9 million occurred under the pension and other postretirement benefit plans, respectively in 2004. This did not affect the pension plans or other postretirement benefit plans covering agents and managers. In addition, this did not affect the long-term care plan because these plans consist of only retired participants.

        Due to the Principal Residential Mortgage, Inc. divestiture, we provided for contractual termination benefits in connection with termination of employment for a select group of Principal Residential Mortgage, Inc. management employees. The pension plan recognized $1.8 million in special termination benefits liability in 2004.

        As of January 1, 2006, changes were made to our retirement program, including the Principal Select Saving Plan ("401(k)"), the Principal Pension Plan ("Pension Plan") and to the corresponding nonqualified plans. The qualified and nonqualified pension plan changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors, and the removal of the cost of living adjustments for traditional benefits earned after January 1, 2006. The qualified and nonqualified 401(k) plan's company match will increase from 50% of a contribution rate up to a maximum of 3% of the participant's compensation to 75% of a contribution rate up to a maximum of 6% of the participant's compensation. Employees who were at least 47 years old, with a minimum of 10 years of service as of December 31, 2005, were given the choice to remain under the current pension and 401(k) arrangement or move to the new plan design. The vast majority of this group chose to remain under the current pension and 401(k) arrangement. The Pension Plan changes were recognized as a prior service benefit and resulted in a reduction of liabilities of $73.9 million.

        The pension plans' gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees. For the qualified pension plan, there is no corridor recognized in determining the amount to amortize; for the nonqualified pension plans, the corridor allowed under SFAS 87 is used.

        For the years ended December 31, 2005 and 2004, the pension plans had an actuarial loss of $121.1 million and $62.6 million, respectively. These losses were primarily due to the decrease in discount rate each year.

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

        On July 26, 2004, the Centers of Medicare and Medicaid Services ("CMS") issued proposed regulations that provided guidance on the definition of actuarially equivalent retiree prescription drug coverage. These regulations aided in our third quarter of 2004 determination that the majority of our retiree prescription drug benefit coverage is actuarially equivalent to Medicare's Part D prescription drug plan and thus makes us eligible for the tax-free subsidy beginning in 2006. Accordingly, we conducted a mid-year re-measurement during third quarter of 2004 of our retiree medical plans to reflect the recognition of the Medicare Modernization Act in accordance with FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This caused an actuarial gain of approximately $22.5 million for the medical plans. In addition, it also caused the net periodic benefit cost for 2004 to change for the fourth quarter. The 2004 service cost decreased by approximately $0.2 million, interest cost decreased approximately $0.4 billion and the actuarial loss amortization decreased by $0.1 million.

        An actuarial liability gain of $19.8 million occurred during 2005 for the other postretirement benefit plans. This was due to a less than assumed increase in health care claim costs and trend assumption, as well as a refinement in the recognition of Medicare Part D government subsidy. This liability gain was offset by a liability loss caused by a decrease in the discount rate.

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

        The accumulated benefit obligation for all defined benefit pension plans was $1,239.2 million and $1,098.6 million at December 31, 2005, and 2004, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13.    Employee and Agent Benefits — (continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

        The obligations below relate only to the nonqualified pension plan liabilities. As noted previously, the nonqualified plans have assets that are housed in trusts that fail to meet the requirements to be included in plan assets under SFAS 87; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2005	2004
	(in millions)
Projected benefit obligation	$255.7	$233.3
Accumulated benefit obligation	203.9	179.6

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets:

	December 31,
	2005	2004
	(in millions)
Accumulated postretirement benefit obligation	$2.3	$92.7
Fair value of plan assets	1.6	90.3

Components of net periodic benefit cost:

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2005	2004	2003	2005	2004	2003
	(in millions)
Service cost	$49.7	$49.6	$49.0	$10.0	$8.7	$12.3
Interest cost	77.4	73.8	66.9	16.9	15.4	17.9
Expected return on plan assets	(96.2)	(87.4)	(74.8)	(29.4)	(27.6)	(25.8)
Amortization of prior service cost (benefit)	1.3	1.8	1.7	(2.6)	(2.8)	(3.2)
Amortization of transition asset	—	(0.1)	(0.5)	—	—	—
Recognized net actuarial loss	16.4	14.1	17.9	0.5	0.5	2.7
Special termination and benefits	—	1.8	—	—	—	—
Curtailment gain	—	(13.8)	—	—	(5.4)	—

Net periodic benefit cost (income)	$48.6	$39.8	$60.2	$(4.6)	$(11.2)	$3.9

Additional information:

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2005	2004	2005	2004
	(in millions)
Increase in minimum liability included in other comprehensive income	$9.5	$4.2	N/A	N/A

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13.    Employee and Agent Benefits — (continued)

Assumptions:

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	December 31,
	2005	2004	2005	2004
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%/6.50%*	6.50%	6.00%	6.25%/6.50%*	6.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	7.30%	7.31%	7.36%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

*
The discount rate used to calculate the benefit expense for the first three quarters of 2004 expense related to the home office pension and other postretirement benefit plans and retiree medical plans was 6.25%. The discount rate used to calculate the benefit expense for the last quarter of 2004 was 6.50%. The change in rates occurred due to the third quarter 2004 remeasurement for the Principal Residential Mortgage, Inc. divestiture and Medicare Modernization Act. A remeasurement did not occur on the agents and managers pension and other non-medical postretirement benefit plans.

        For other postretirement benefits, the 7.30% rate for 2005 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 7.25%, 7.75% and 5.85%, respectively.

        The expected return on plan assets is the long-term rate we expect to be earned based on the plans' investment strategy. Historical and expected future returns of multiple asset classes were analyzed to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans. Based on a review in 2005, the long term expected return on plan assets was lowered to 8.25% for the 2006 pension expense calculation.

Assumed health care cost trend rates

	For the year ended December 31,
	2005	2004
Health care cost trend rate assumed for next year under age 65	13.0%	14.45%
Health care cost trend rate assumed for next year age 65 and over	13.0%	12.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2016

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage- point increase	1-percentage- point decrease
	(in millions)
Effect on total of service and interest cost components	$5.2	$(4.2)
Effect on accumulated postretirement benefit obligation	(51.5)	41.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13.    Employee and Agent Benefits — (continued)

Pension Plan Assets

        The pension plan's weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

	October 1,
Asset category
	2005	2004
Domestic equity securities	54%	57%
International equity securities	14	10
Domestic debt securities	23	25
Real estate	9	8

Total	100%	100%

        Our investment strategy is to achieve the following:

  •
  Obtain a reasonable long-term return consistent with the level of risk assumed and at a cost of operation within prudent levels. Performance benchmarks are monitored.

  •
  Ensure sufficient liquidity to meet the emerging benefit liabilities for the plan.

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

        For 2005 and 2004, respectively, the plan assets include zero and $26.6 million in Principal Financial Group stock held under a separate account under an annuity contract. These assets were received in the qualified defined benefit plan as a result of the demutualization. These holdings were liquidated as of April 30, 2005.

Other Postretirement Benefit Plans' Assets

        The other postretirement benefit plans' weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

	October 1,
Asset category
	2005	2004
Equity securities	55%	50%
Debt securities	45	50

Total	100%	100%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13.    Employee and Agent Benefits — (continued)

        The weighted average target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
Equity securities	50 - 70%
Debt securities	30 - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        We expect to contribute roughly $0.5 million to our other postretirement benefit plans in 2006. Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate that we will be required to fund a minimum annual contribution under ERISA for the qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2006 in the range of $20-$50 million. This includes funding for both our qualified and nonqualified pension plans.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, expected to be paid and the amount of tax-free subsidy receipts under Medicare Part D expected to be received are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2006	$45.9	$17.8	$0.9
2007	49.0	19.9	1.0
2008	52.7	22.0	1.1
2009	56.7	24.5	1.3
2010	61.2	27.2	1.5
2011-2015	389.5	182.2	11.4

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2005.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13.    Employee and Agent Benefits — (continued)

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and non-qualified plans.

	For the year ended December 31,
	2005			2004
	Qualified plan	Nonqualified plans	Total	Qualified plan	Nonqualified plans	Total
	(in millions)
Benefit obligation, end of the year	$(1,186.0)	$(255.7)	$(1,441.7)	$(1,078.8)	$(233.3)	$(1,312.1)
Fair value of plan assets, end of the year	1,297.8	—	1,297.8	1,156.4	—	1,156.4

Funded (underfunded) status	111.8	(255.7)	(143.9)	77.6	(233.3)	(155.7)
Unrecognized net actuarial loss	111.5	89.7	201.2	97.6	68.3	165.9
Unrecognized prior service cost (benefit)	(51.0)	(20.3)	(71.3)	10.5	(6.5)	4.0
Unrecognized transition (asset) liability	—	—	—	—	—	—

Net amount recognized	$172.3	$(186.3)	$(14.0)	$185.7	$(171.5)	$14.2

Amounts recognized in statement of financial position
Prepaid benefit cost	$172.3	$—	$172.3	$185.7	$—	$185.7
Accrued benefit liability including minimum liability	—	(203.9)	(203.9)	—	(179.6)	(179.6)
Accumulated other comprehensive income	—	17.6	17.6	—	8.1	8.1

Net amount recognized	$172.3	$(186.3)	$(14.0)	$185.7	$(171.5)	$14.2

Components of net periodic benefit cost
Service cost	$41.9	$7.8	$49.7	$40.4	$9.2	$49.6
Interest cost	63.7	13.7	77.4	59.9	13.9	73.8
Expected return on plan assets	(96.2)	—	(96.2)	(87.4)	—	(87.4)
Amortization of prior service cost (benefit)	2.8	(1.5)	1.3	3.7	(1.9)	1.8
Amortization of transition (asset) obligation	—	—	—	(0.2)	0.1	(0.1)
Recognized net actuarial loss	11.2	5.2	16.4	7.8	6.3	14.1
Special termination benefits	—	—	—	—	1.8	1.8
Curtailment gain	—	—	—	(13.2)	(0.6)	(13.8)

Net periodic benefit cost	$23.4	$25.2	$48.6	$11.0	$28.8	$39.8

        In addition, we have defined contribution plans that are generally available to all employees and agents who are 21 or older. Eligible participants could not contribute more than $14,000 of their compensation to the plans in 2005. In 2005, we matched the participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $19.0 million, $18.6 million and $18.5 million in 2005, 2004, and 2003 respectively, to our qualified defined contribution plans.

        We also have a nonqualified defined contribution plan available to select employees and agents who are age 21 and over which allows them to contribute amounts in excess of limits imposed by federal tax law. In 2005, we matched the participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. We contributed $4.8 million, $4.5 million and $3.7 million in 2005, 2004, and 2003, respectively, to our nonqualified defined contribution plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Contingencies, Guarantees and Indemnifications

Litigation

        We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers.

        Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues. We received a subpoena on March 3, 2005 from the Office of the Attorney General of the State of New York seeking information on compensation agreements associated with the sale of retirement products. On January 13, 2006, we received a subpoena and a set of interrogatories from the Office of the Attorney General of the State of Connecticut seeking information and documents relating to payment of contingent compensation to brokers and actions in restraint of trade in the sale of group annuities. We are cooperating with these inquiries. We have received requests from regulators and other governmental authorities relating to industry issues and may receive such requests in the future.

        On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa. On July 22, 2005, the plaintiff's motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted. On September 21, 2005, the plaintiff's motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United State Court of Appeals for the Eighth Circuit. A lawsuit was filed against us, Principal Life, and Principal Financial Services, Inc. in the United States District Court for the Southern District of Iowa on October 31, 2005. The claims and allegations in the new lawsuit are substantially the same as those in the December 23, 2004 lawsuit, but the proposed class is limited to those members of the settlement class in the Principal Life sales practices class action settlement who did not own annuities and who received demutualization consideration in the form of cash under the plan of demutualization. We have filed a motion to dismiss all claims.

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

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2005 through 2019. The maximum exposure under these agreements as of December 31, 2005, was approximately $193.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees issued after January 1, 2003, was determined to be insignificant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Contingencies, Guarantees and Indemnifications — (continued)

        In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation ("Westpac"), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac's ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $184.0 million as of December 31, 2005). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission ("the Commission") opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment.

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

        On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group. Under the sale agreements, certain warranty claims were required to be lodged by December 31, 2004. The claims aggregate approximately A$50.0 million Australian dollars (approximately U.S. $37.0 million as of December 31, 2005) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $33.0 million as of December 31, 2005) related to fund pricing and accounting issues around a tax asset called future income tax benefit ("FITB"). FITB is an asset used in calculating unit pricing of funds. Westpac claims that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated. We intend to vigorously defend against these claims. Although we cannot predict the outcome of this matter or reasonably estimate possible losses, we do not believe that it would result in a material adverse effect on our business or financial position. It is possible, however, that it could have a material adverse effect on net income in a particular quarter or annual period.

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

Operating Leases

        As a lessee, we lease office space, data processing equipment and office furniture and equipment under various operating leases. Rental expense for the year ended December 31, 2005, 2004 and 2003, respectively, was $52.1 million, $46.2 million and $49.5 million.

        At December 31, 2005, the future minimum lease payments are $165.5 million. The following represents payments due by period for operating lease obligations as of December 31, 2005 (in millions).

Year ending December 31:
2006	$48.5
2007	37.1
2008	23.4
2009	17.3
2010	12.2
2011 and thereafter	27.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Contingencies, Guarantees and Indemnifications — (continued)

Securities Posted as Collateral

        We posted $386.9 million in securities under collateral agreements at December 31, 2005, to satisfy collateral requirements primarily associated with our derivatives credit support agreements and a reinsurance arrangement with our U.S. Asset Management and Accumulation segment.

15.    Stockholders' Equity

Preferred Stock

        As of December 31, 2005, we had 13.0 million shares of perpetual preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

        Series A.    On June 16, 2005, we issued 3.0 million shares of fixed rate, non-cumulative, Series A Perpetual Preferred Stock ("Series A Preferred Stock"), at an initial offering price of $100 per share. We received net proceeds of $296.0 million after offering costs. Dividends on the Series A Preferred Stock are non-cumulative and are payable quarterly when, and if, declared by our Board of Directors. Dividends commenced on September 30, 2005, at a rate of 5.563% per annum of the liquidation preference. On or after the dividend payment date in June 2015, the Series A initial distribution rate will become a floating rate, subject to reset, at our option, subject to certain conditions and parameters. If reset, the rate may be at fixed or floating rates. On or after the dividend payment date in June 2015, we may, at our option, redeem the shares at a price of $100 per share, or $300.0 million in the aggregate, plus accrued and unpaid dividends for the then current dividend period to the date of redemption, if any.

        The Series A Preferred Stock has no stated maturity and is not convertible into any other of our securities. Series A Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

        Series B.    On June 16, 2005, we issued 10.0 million shares of fixed rate, non-cumulative, Series B Perpetual Preferred Stock ("Series B Preferred Stock"), at an initial offering price of $25 per share. We received net proceeds of $246.0 million after offering costs. Dividends on the Series B Preferred Stock are non-cumulative and are payable quarterly when, and if, declared by the Board of Directors. Dividends commenced on September 30, 2005, at a rate of 6.518% per annum of the liquidation preference. On or after the dividend payment date in June 2035, the Series B initial distribution rate will become a floating rate, subject to reset, at our option, subject to certain conditions and parameters. If reset, the rate may be at fixed or floating rates. On or after the dividend payment date in June 2015, we may, at our option, redeem the shares at a price of $25 per share, or $250.0 million in the aggregate, plus accrued and unpaid dividends for the then current dividend period to the date of redemption, if any.

        The Series B Preferred Stock has no stated maturity and is not convertible into any other of our securities. Series B Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

Dividend Restrictions and Payments

        The certificates of designations for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2005, we have no preferred dividend restrictions.

        On December 30, 2005, we paid a dividend of $8.3 million, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock, to stockholders of record as of December 15, 2005.

        On September 30, 2005, we paid a dividend of $9.4 million, equal to $1.59 per share on Series A non-cumulative perpetual preferred stock and equal to $0.47 per share on Series B non-cumulative perpetual preferred stock, to stockholders of record as of September 1, 2005.

Common Stock

        On December 16, 2005, we paid an annual dividend of $182.2 million, equal to $0.65 per share, to stockholders of record as of November 17, 2005. On December 17, 2004, we paid an annual dividend of $166.5 million, equal to $0.55 per share, to stockholders of record as of November 12, 2004. On December 8, 2003, we paid an annual dividend of $145.3 million, equal to $0.45 per share, to stockholders of record as of November 7, 2003.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15.    Stockholders' Equity — (continued)

        In June 2005, following our Board of Directors' share repurchase authorization of up to 15.0 million shares, we entered into an accelerated stock repurchase agreement with a third party investment bank for approximately 13.7 million shares of our common stock with an initial payment of $542.3 million, using cash proceeds from the preferred stock issuance. The transaction was subject to a market price adjustment provision based on the volume weighted average market price over the execution period, which could be settled in shares or cash. On October 3, 2005, we elected to settle in cash. On November 10, 2005, the transaction was completed for an additional payment of $84.0 million. We do not intend to make further purchases under this program.

        In the last three years, our Board of Directors has authorized various repurchase programs under which we are allowed to purchase shares of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

        In November 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. As of December 31, 2005, no purchases have been made under this program.

Reconciliation of Outstanding Shares

	Series A Preferred Stock	Series B Preferred Stock	Common Stock
	(in millions)
Outstanding shares at January 1, 2003	—	—	334.4
Shares issued	—	—	0.7
Treasury stock acquired	—	—	(14.4)

Outstanding shares at December 31, 2003	—	—	320.7
Shares issued	—	—	1.6
Treasury stock acquired	—	—	(21.7)

Outstanding shares at December 31, 2004	—	—	300.6
Shares issued	3.0	10.0	2.2
Treasury stock acquired	—	—	(22.2)

Outstanding shares at December 31, 2005	3.0	10.0	280.6

Other Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15.    Stockholders' Equity — (continued)

        The components of accumulated other comprehensive income were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2003	$930.6	$(108.6)	$(186.2)	$—	$635.8
Net change in unrealized gains on fixed maturities, available-for-sale	728.0	—	—	—	728.0
Net change in unrealized gains on equity securities, available-for-sale	18.4	—	—	—	18.4
Net change in unrealized losses on equity method subsidiaries and minority interest adjustments	(7.8)	—	—	—	(7.8)
Adjustments for assumed changes in amortization pattern
Deferred policy acquisition costs	(48.2)	—	—	—	(48.2)
Unearned revenue reserves	1.6	—	—	—	1.6
Net change in unrealized gains on derivative instruments	—	76.3	—	—	76.3
Net change in unrealized losses on policyholder dividend obligation	(65.3)	—	—	—	(65.3)
Change in net foreign currency translation adjustment	—	—	68.6	—	68.6
Change in minimum pension liability adjustment	—	—	—	(3.9)	(3.9)
Provision for deferred income tax benefit (expense)	(216.0)	(26.7)	—	1.4	(241.3)
Cumulative effect of accounting change, net of related income taxes	9.1	—	—	—	9.1

Balances at December 31, 2003	$1,350.4	$(59.0)	$(117.6)	$(2.5)	$1,171.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15.    Stockholders' Equity — (continued)

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2004	$1,350.4	$(59.0)	$(117.6)	$(2.5)	$1,171.3
Net change in unrealized gains on fixed maturities, available-for-sale	91.3	—	—	—	91.3
Net change in unrealized losses on equity securities, available-for-sale	(4.1)	—	—	—	(4.1)
Net change in unrealized losses on equity method subsidiaries and minority interest adjustments	(28.0)	—	—	—	(28.0)
Adjustments for assumed changes in amortization pattern
Deferred policy acquisition costs	31.5	—	—	—	31.5
Sales inducements	0.5	—	—	—	0.5
Unearned revenue reserves	(3.8)	—	—	—	(3.8)
Net change in unrealized gains on derivative instruments	—	88.9	—	—	88.9
Net change in unrealized losses on policyholder dividend obligation	(19.5)	—	—	—	(19.5)
Change in net foreign currency translation adjustment	—	—	32.8	—	32.8
Change in minimum pension liability adjustment	—	—	—	(4.3)	(4.3)
Provision for deferred income tax benefit (expense)	(13.2)	(31.1)	(0.5)	1.5	(43.3)

Balances at December 31, 2004	$1,405.1	$(1.2)	$(85.3)	$(5.3)	$1,313.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15.    Stockholders' Equity — (continued)

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2005	$1,405.1	$(1.2)	$(85.3)	$(5.3)	$1,313.3
Net change in unrealized losses on fixed maturities, available-for-sale	(834.0)	—	—	—	(834.0)
Net change in unrealized gains on equity securities, available-for-sale	6.3	—	—	—	6.3
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	20.2	—	—	—	20.2
Adjustments for assumed changes in amortization pattern
Deferred policy acquisition costs	97.2	—	—	—	97.2
Sales inducements	5.8	—	—	—	5.8
Unearned revenue reserves	(8.3)	—	—	—	(8.3)
Net change in unrealized gains on derivative instruments	—	41.6	—	—	41.6
Net change in unrealized gains on policyholder dividend obligation	84.7	—	—	—	84.7
Change in net foreign currency translation adjustment	—	—	62.1	—	62.1
Change in minimum pension liability	—	—	—	(9.5)	(9.5)
Provision for deferred income tax benefit (expense)	227.0	(16.5)	1.6	3.3	215.4

Balances at December 31, 2005	$1,004.0	$23.9	$(21.6)	$(11.5)	$994.8

        The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Unrealized gains (losses) on available-for-sale securities arising during the year	$(366.8)	$122.6	$604.9
Adjustment for realized losses on available-for-sale securities included in net income	(9.2)	(10.1)	(135.5)

Unrealized gains (losses) on available-for-sale securities, as adjusted	$(376.0)	$112.5	$469.4

        The above table is presented net of income tax, PDO and related changes in the amortization patterns of DPAC, sales inducements and unearned revenue reserves.

Dividend Limitations

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2005 statutory results, Principal Life could pay approximately $630.7 million in stockholder dividends in 2006 without exceeding the statutory limitation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

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

        The carrying amounts and estimated fair values of our financial instruments were as follows:

	December 31,
	2005		2004
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$42,117.2	$42,117.2	$40,916.3	$40,916.3
Fixed maturities, trading	113.2	113.2	93.0	93.0
Equity securities, available-for-sale	724.4	724.4	721.4	721.4
Equity securities, trading	90.3	90.3	41.2	41.2
Mortgage loans	11,484.3	12,319.7	11,714.5	12,771.2
Policy loans	827.7	827.7	814.5	814.5
Other investments	855.5	855.5	1,373.9	1,373.9
Cash and cash equivalents	1,641.3	1,641.3	450.6	450.6
Investment-type insurance contracts	(31,210.5)	(31,120.6)	(30,145.1)	(30,170.9)
Short-term debt	(476.4)	(476.4)	(281.7)	(281.7)
Long-term debt	(898.8)	(969.5)	(843.5)	(936.8)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

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

        In 2003, Principal Life received written approval from the State of Iowa to recognize as admitted assets those assets pledged by Principal Life on behalf of a wholly owned subsidiary instead of nonadmitting such assets. At December 31, 2003, the statutory surplus of Principal Life was $707.0 million greater than it would have been if NAIC Statutory Accounting Principles had been followed for this transaction. This permitted practice has no effect on Principal Life's net income for the years then ended. As of December 31, 2005 and 2004, there were no pledged assets on behalf of a wholly owned subsidiary.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2005, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2005	2004	2003
	(in millions)
Statutory net income	$666.2	$512.7	$577.1
Statutory surplus	3,657.8	3,044.3	3,859.4

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

        The U.S. Asset Management and Accumulation segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals and provides asset management services to our asset accumulationbusiness, the life and health insurance operations, the Corporate and Other segment and third-party clients.

        The International Asset Management and Accumulation segment consists of Principal International operations in Chile, Mexico, Hong Kong, Brazil, India, China, and Malaysia. We focus on countries with favorable demographics and a trend toward private sector defined contribution pension systems. We entered these countries through acquisitions, start-up operations and joint ventures.

        The Life and Health insurance segment provides individual life insurance, group health insurance and specialty benefits, which consists of group dental and vision insurance, individual and group disability insurance and group life insurance, throughout the United States.

        On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. The results of operations (excluding corporate overhead) for our Mortgage Banking segment, which includes Principal Residential Mortgage, Inc., are reported as other after-tax adjustments for all periods presented. See Note 3, Discontinued Operations, for further explanation.

        The Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities (including interest expense), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

18.    Segment Information — (continued)

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

        The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31,
	2005	2004
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$103,506.1	$94,394.6
International Asset Management and Accumulation	6,856.2	3,642.0
Life and Health Insurance	14,080.2	13,185.4
Corporate and Other	2,592.9	2,576.1

Total consolidated assets	$127,035.4	$113,798.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

18.    Segment Information — (continued)

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$4,099.2	$3,741.9	$3,622.4
International Asset Management and Accumulation	604.5	518.4	399.5
Life and Health Insurance	4,387.5	4,181.3	4,014.3
Corporate and Other	(59.1)	(23.0)	26.8

Total segment operating revenues	9,032.1	8,418.6	8,063.0
Add:
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(22.2)	(114.9)	(76.3)
Subtract:
Operating revenues from discontinued real estate investments	2.2	2.5	4.0

Total revenues per consolidated statements of operations	$9,007.7	$8,301.2	$7,982.7

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$538.4	$499.0	$422.6
International Asset Management and Accumulation	71.0	40.3	34.5
Life and Health Insurance	274.4	256.2	241.2
Mortgage Banking	—	(10.3)	(18.1)
Corporate and Other	(21.4)	(20.4)	(12.5)

Total segment operating earnings, net of related income taxes	862.4	764.8	667.7
Net realized/unrealized capital losses, as adjusted	(20.6)	(62.3)	(49.3)
Other after-tax adjustments(1)	59.5	123.1	127.9

Net income available to common stockholders per consolidated statements of operations	$901.3	$825.6	$746.3

(1)
In 2005, other after-tax adjustments of $59.5 million included (1) the positive effect of: (a) a decrease in income tax reserves established for IRS tax matters ($33.8 million); (b) gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144 ($22.3 million); and (c) a change in the estimated loss on disposal of BT Financial Group ($8.4 million) and (2) the negative effect from a change in the estimated gain on disposal of Principal Residential Mortgage, Inc. ($5.0 million).

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

18.    Segment Information — (continued)

        The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Income tax expense (benefit) by segment:
U.S. Asset Management and Accumulation	$162.2	$148.6	$129.8
International Asset Management and Accumulation	(4.5)	8.6	3.5
Life and Health Insurance	138.1	129.9	122.6
Mortgage Banking	—	(6.4)	(11.2)
Corporate and Other	(48.5)	(50.5)	(16.3)

Total segment income taxes from operating earnings	247.3	230.2	228.4
Add:
Tax benefits related to net realized/unrealized capital losses, as adjusted	(10.6)	(51.1)	(25.3)
Tax benefits related to other after-tax adjustments	(3.5)	—	(26.1)
Subtract:
Income tax expense from discontinued real estate	0.8	0.9	1.4

Total income tax expense per consolidated statements of operations	$232.4	$178.2	$175.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

18.    Segment Information — (continued)

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
U.S. Asset Management and Accumulation:
Full-service accumulation	$1,245.9	$1,168.7	$1,099.5
Full-service payout	863.5	811.8	862.5
Investment only	1,002.3	931.6	905.9

Total pension	3,111.7	2,912.1	2,867.9
Individual annuities	471.6	393.8	354.9
Mutual funds	206.6	182.1	121.1
Other and eliminations	(36.9)	(30.8)	7.7

Total U.S. Asset Accumulation	3,753.0	3,457.2	3,351.6
Principal Global Investors	417.3	343.4	313.4
Eliminations	(71.1)	(58.7)	(42.6)

Total U.S. Asset Management and Accumulation	4,099.2	3,741.9	3,622.4
International Asset Management and Accumulation	604.5	518.4	399.5
Life and Health Insurance:
Individual life insurance	1,361.7	1,370.4	1,360.1
Health insurance	1,894.3	1,806.9	1,746.7
Specialty benefits insurance	1,131.5	1,004.0	907.5

Total Life and Health Insurance	4,387.5	4,181.3	4,014.3
Corporate and Other	(59.1)	(23.0)	26.8

Total operating revenues	$9,032.1	$8,418.6	$8,063.0

Total operating revenues	$9,032.1	$8,418.6	$8,063.0
Net realized/unrealized capital losses, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(22.2)	(114.9)	(76.3)
Operating revenues from discontinued real estate investments	(2.2)	(2.5)	(4.0)

Total U.S. GAAP revenues	$9,007.7	$8,301.2	$7,982.7

19.    Stock-Based Compensation Plans

        As of December 31, 2005, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long Term Performance Plan. As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long Term Performance Plan.

        Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. Total options granted under the Stock Incentive Plan and the 2005 Stock Incentive Plan were 2.7 million, 2.4 million and 2.2 million in 2005, 2004 and 2003, respectively. Options outstanding under the Stock Incentive Plan and the 2005 Stock Incentive Plan were granted at a price equal to the market value of our common stock on the date of grant, and expire ten years after the grant date. Options granted have graded or cliff vesting over a three-year period.

        Restricted stock units were issued to certain employees and agents pursuant to the Stock Incentive Plan and 2005 Stock Incentive Plan. In 2005, 2004 and 2003, 0.4 million, 0.3 million and 0.3 million restricted stock units were granted, respectively. The weighted-average award prices were $39.50, $36.32 and $32.33 for 2005, 2004 and 2003, respectively. Units awarded have graded or cliff vesting over a three-year period.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19.    Stock-Based Compensation Plans — (continued)

        In 2004 and 2003, stock appreciation rights were issued to agents meeting certain production requirements. The stock appreciation rights vest ratably over a three-year-period. We granted 28,466 and 26,727 stock appreciation rights during 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, we recorded compensation expense of $0.2 million, $0.3 million and $0.1 million, respectively, related to the stock appreciation rights.

        The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. This plan supercedes a previously existing plan with substantially similar terms and, upon its approval by stockholders on May 17, 2005, no new grants will be made under the Directors Stock Plan. The total number of shares to be issued under the 2005 Directors Stock Plan may not exceed 500,000 shares. Options granted under the Directors stock plans have an exercise price equal to the fair market value of the common stock on the date of the grant and a term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Since no options were to become exercisable for directors earlier than eighteen months following October 26, 2001, the date of demutualization, option grants made in 2002 under this plan cliff-vested one year from grant date. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. Options granted under this plan amounted to 22,620 and 25,155 options in 2004 and 2003, respectively. There were no options granted in 2005.

        Beginning in 2005, pursuant to the 2005 Directors Stock Plan, restricted stock units are now granted to each director in office immediately following each annual meeting of stockholders and to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Prior to this time, awards of restricted stock units were granted pursuant to the Directors Stock Plan on the date of each Board member's election or re-election date. In 2005, 24,640 restricted stock units were issued at a weighted-average price of $40.28. In 2004, 9,059 restricted stock units were issued at a weighted-average award price of $34.57. In 2003, 10,400 restricted stock units were issued at a weighted-average award price of $30.27. Restrictions on the sale or transfer of restricted stock units shall lapse on the scheduled date of the first annual meeting of the stockholders scheduled to occur after the date such restricted stock units are granted for the 2005 awards, and lapse in installments from the date of grant to the date of the end of the directors' term for prior awards. When service to the Company ceases, all vesting stops and unvested units are forfeited. The unamortized deferred compensation was $0.5 million, $0.3 million and $0.3 million at December 31, 2005, 2004 and 2003, respectively.

        We also maintain the Long Term Performance Plan, which provides the opportunity for eligible executives to receive additional rewards if specified minimum corporate performance objectives are achieved over a three-year period. This plan was amended in May 2001, to utilize stock as an option for payment starting with payments in 2003. For the years ended December 31, 2005, 2004 and 2003, we recorded compensation expense of $9.6 million, $5.1 million and $7.1 million, respectively, related to the plan. Effective with stockholder approval of the 2005 Stock Incentive Plan, any awards earned under the Long Term Performance Plan will be issued under the 2005 Stock Incentive Plan.

        As of December 31, 2004, the maximum number of shares of common stock that were available for grant under the Stock Incentive Plan, the Directors Stock Plan, and the Long Term Performance Plan was 13.4 million. As of December 31, 2005, the number of shares available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 24.5 million.

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. For 2003, the maximum amount an employee could contribute during any plan year was the lesser of $10,000, or such greater or lesser amount as determined by the plan administrator, and 10% of the employee's salary. Effective January 1, 2004, employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the share's fair market value as of the beginning or end of the quarter, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.7 million, 0.8 million, and 0.6 million shares during 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, an additional 25,312, 22,838, and 14,634 shares, respectively, were purchased from dividends and reinvested into participants' accounts.

        The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of December 31, 2005, 2004 and 2003, a total of 4.0 million, 4.7 million, and 5.5 million shares, respectively, are available to be made issuable by us for this plan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19.    Stock-Based Compensation Plans — (continued)

        The compensation cost that has been charged against income for the Stock Incentive Plan, Directors Stock Plan and Employee Stock Purchase Plan was $42.6 million, $42.4 million, and $22.7 million for 2005, 2004 and 2003, respectively. For awards with graded vesting, we use an accelerated expense attribution method.

        The weighted-average estimated fair value of stock options granted during 2005, 2004 and 2003, using the Black-Scholes option valuation model was $9.18, $13.56, and $10.66 per share, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	2005	2004	2003
Dividend yield	1.41%	1.26%	.91%

Expected volatility	19.1%	39.2%	38.6%

Risk-free interest rate	4.1%	3.3%	3.1%

Expected life (in years)	6	6	6

        The following is a summary of the status of all of our stock option plans as of and for the years ended December 31, 2005, 2004 and 2003:

	Number of options	Weighted-average exercise price
	(in millions)
Options outstanding at January 1, 2003	4.1	$24.05
Granted	2.2	27.64
Exercised	—	—
Canceled	0.5	23.77

Options outstanding at December 31, 2003	5.8	25.43
Granted	2.4	35.79
Exercised	0.8	23.71
Canceled	0.7	26.12

Options outstanding at December 31, 2004	6.7	29.20
Granted	2.7	39.06
Exercised	1.4	25.99
Canceled	0.2	33.04

Options outstanding at December 31, 2005	7.8	$33.06

Options exercisable at December 31, 2003	0.5	$27.13

Options exercisable at December 31, 2004	2.9	$25.07

Options exercisable at December 31, 2005	3.3	$28.18

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19.    Stock-Based Compensation Plans — (continued)

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2005.

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$22.33 - $28.93	3.1	7
$29.10 - $35.54	0.3	7
$35.73 - $41.94	4.4	9
$44.13 - $49.00	—	10

$22.33 - $49.00	7.8	8

20.    Earnings Per Common Share

        The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$891.9	$700.9	$644.7
Subtract:
Preferred stock dividends	17.7	—	—

Income from continuing operations available to common stockholders, net of related income taxes	$874.2	$700.9	$644.7

Weighted-average shares outstanding:
Basic	287.9	313.3	326.0
Dilutive effects:
Stock options	1.4	1.1	0.5
Long term performance plan	0.2	0.2	0.3
Restricted stock units(1)	0.4	0.1	—

Diluted	289.9	314.7	326.8

Income from continuing operations per common share:
Basic	$3.04	$2.24	$1.98

Diluted	3.02	2.23	1.97

(1)
The dilutive effect of the restricted stock units was less than 0.1 million shares in 2003.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

21.    Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations for 2005 and 2004:

	For the three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share data)
2005
Total revenues	$2,143.7	$2,200.4	$2,218.4	$2,445.2
Total expenses	1,864.1	1,917.5	1,932.0	2,169.8
Income from continuing operations, net of related income taxes	204.9	223.6	219.3	244.1
Income from discontinued operations, net of related income taxes	0.6	15.3	0.1	11.1
Preferred stock dividends	—	—	9.4	8.3
Net income available to common stockholders	205.5	238.9	210.0	246.9
Basic earnings per common share for income from continuing operations, net of related income taxes	$0.69	$0.78	$0.75	$0.84
Basic earnings per common share for net income	0.69	0.83	0.75	0.88
Diluted earnings per common share for income from continuing operations, net of related income taxes	0.68	0.77	0.74	0.83
Diluted earnings per common share for net income	0.68	0.82	0.74	0.87
2004
Total revenues	$1,995.3	$1,979.5	$2,088.7	$2,237.7
Total expenses	1,788.9	1,816.6	1,853.3	1,963.3
Income from continuing operations, net of related income taxes	162.5	128.7	194.7	215.0
Income (loss) from discontinued operations, net of related income taxes	36.8	(9.0)	104.1	(1.5)
Cummulative effect of accounting change	(5.7)	—	—	—
Net income	193.6	119.7	298.8	213.5
Basic earnings per common share for income from continuing operations, net of related income taxes	$0.51	$0.41	$0.62	$0.71
Basic earnings per common share for net income	0.60	0.38	0.96	0.70
Diluted earnings per share for income from continuing operations, net of related income taxes	0.51	0.40	0.62	0.71
Diluted earnings per common share for net income	0.60	0.37	0.95	0.70

22.    Condensed Consolidating Financial Information

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

        The following tables set forth condensed consolidating financial information of Principal Life and Principal Financial Group, Inc. as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003.

Condensed Consolidating Statements of Financial Position
December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$38,886.6	$3,896.5	$(665.9)	$42,117.2
Fixed maturities, trading	—	18.9	94.3	—	113.2
Equity securities, available-for-sale	—	658.8	65.6	—	724.4
Equity securities, trading	—	—	90.3	—	90.3
Mortgage loans	—	9,448.9	2,365.5	(330.1)	11,484.3
Real estate	—	412.8	586.6	—	999.4
Policy loans	—	827.7	—	—	827.7
Investment in unconsolidated entities	7,784.2	275.6	5,515.1	(13,311.0)	263.9
Other investments	—	2,041.8	129.6	(1,321.8)	849.6
Cash and cash equivalents	21.6	1,261.9	542.3	(184.5)	1,641.3
Accrued investment income	—	638.8	48.5	(4.6)	682.7
Premiums due and other receivables	—	589.2	112.7	(109.2)	592.7
Deferred policy acquisition costs	—	2,069.9	104.2	—	2,174.1
Property and equipment	—	397.2	22.6	—	419.8
Goodwill	—	50.4	231.9	—	282.3
Other intangibles	—	39.2	163.4	—	202.6
Separate account assets	—	58,670.7	3,415.5	(16.2)	62,070.0
Other assets	3.5	1,361.4	258.1	(123.1)	1,499.9

Total assets	$7,809.3	$117,649.8	$17,642.7	$(16,066.4)	$127,035.4

Liabilities
Contractholder funds	$—	$33,797.0	$13.5	$(198.4)	$33,612.1
Future policy benefits and claims	—	14,650.3	2,175.2	—	16,825.5
Other policyholder funds	—	654.1	3.0	—	657.1
Short-term debt	—	—	565.6	(89.2)	476.4
Long-term debt	—	241.9	1,223.9	(567.0)	898.8
Income taxes currently payable	—	—	0.3	(0.3)	—
Deferred income taxes	—	753.1	237.1	(15.4)	974.8
Separate account liabilities	—	58,670.7	3,415.5	(16.2)	62,070.0
Other liabilities	2.1	1,800.1	2,224.4	(313.1)	3,713.5

Total liabilities	2.1	110,567.2	9,858.5	(1,199.6)	119,228.2
Stockholders' equity
Series A — preferred stock	—	—	—	—	—
Series B — preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,000.0	5,354.8	7,071.3	(12,426.1)	8,000.0
Retained earnings (deficit)	2,008.6	870.4	(281.9)	(588.5)	2,008.6
Accumulated other comprehensive income	994.8	854.9	994.8	(1,849.7)	994.8
Treasury stock, at cost	(3,200.1)	—	—	—	(3,200.1)

Total stockholders' equity	7,807.2	7,082.6	7,784.2	(14,866.8)	7,807.2

Total liabilities and stockholders' equity	$7,809.3	$117,649.8	$17,642.7	$(16,066.4)	$127,035.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$38,696.8	$2,732.4	$(512.9)	$40,916.3
Fixed maturities, trading	—	—	93.0	—	93.0
Equity securities, available-for-sale	—	663.3	58.1	—	721.4
Equity securities, trading	—	—	41.2	—	41.2
Mortgage loans	—	9,820.6	2,195.4	(301.5)	11,714.5
Real estate	—	424.3	532.2	—	956.5
Policy loans	—	814.5	—	—	814.5
Investment in unconsolidated entities	7,468.9	277.3	5,961.3	(13,493.2)	214.3
Other investments	—	1,753.2	64.5	(446.3)	1,371.4
Cash and cash equivalents	75.4	29.9	410.0	(64.7)	450.6
Accrued investment income	—	647.3	32.5	(2.3)	677.5
Premiums due and other receivables	—	607.8	117.1	(96.4)	628.5
Deferred policy acquisition costs	—	1,770.8	66.8	—	1,837.6
Property and equipment	—	408.0	21.4	—	429.4
Goodwill	—	50.4	182.5	—	232.9
Other intangibles`	—	5.5	191.0	—	196.5
Separate account assets	—	50,722.4	785.5	—	51,507.9
Assets of discontinued operations	—	78.3	—	—	78.3
Other assets	1.7	728.8	267.0	(81.7)	915.8

Total assets	$7,546.0	$107,499.2	$13,751.9	$(14,999.0)	$113,798.1

Liabilities
Contractholder funds	$—	$32,353.1	$8.4	$(178.2)	$32,183.3
Future policy benefits and claims	—	14,284.8	1,757.8	—	16,042.6
Other policyholder funds	—	731.2	3.7	—	734.9
Short-term debt	—	—	527.4	(245.7)	281.7
Long-term debt	—	196.8	929.9	(283.2)	843.5
Income taxes currently payable	—	246.4	48.3	(17.7)	277.0
Deferred income taxes	—	937.5	207.8	(13.6)	1,131.7
Separate account liabilities	—	50,722.4	785.5	51,507.9
Liabilities of discontinued operations	—	20.3	—	(18.2)	2.1
Other liabilities	1.7	1,350.4	2,014.2	(117.2)	3,249.1

Total liabilities	1.7	100,842.9	6,283.0	(873.8)	106,253.8
Stockholders' equity
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	7,269.4	5,112.7	6,860.9	(11,973.6)	7,269.4
Retained earnings (deficit)	1,289.5	238.3	(705.3)	467.0	1,289.5
Accumulated other comprehensive income	1,313.3	1,302.8	1,313.3	(2,616.1)	1,313.3
Treasury stock, at cost	(2,331.7)	—	—	—	(2,331.7)

Total stockholders' equity	7,544.3	6,656.3	7,468.9	(14,125.2)	7,544.3

Total liabilities and stockholders' equity	$7,546.0	$107,499.2	$13,751.9	$(14,999.0)	$113,798.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,705.7	$269.3	$—	$3,975.0
Fees and other revenues	—	1,164.2	786.3	(267.3)	1,683.2
Net investment income	2.3	3,010.4	343.3	4.7	3,360.7
Net realized/unrealized capital gains (losses)	—	(34.5)	33.3	(10.0)	(11.2)

Total revenues	2.3	7,845.8	1,432.2	(272.6)	9,007.7
Expenses
Benefits, claims, and settlement expenses	—	4,874.5	419.4	(11.0)	5,282.9
Dividends to policyholders	—	293.0	—	—	293.0
Operating expenses	10.6	1,753.2	774.8	(231.1)	2,307.5

Total expenses	10.6	6,920.7	1,194.2	(242.1)	7,883.4

Income (loss) from continuing operations before income taxes	(8.3)	925.1	238.0	(30.5)	1,124.3
Income taxes (benefits)	(3.8)	221.6	16.8	(2.2)	232.4
Equity in the net income of subsidiaries, excluding discontinued operations	896.4	104.9	675.2	(1,676.5)	—

Income from continuing operations, net of related income taxes	891.9	808.4	896.4	(1,704.8)	891.9
Income from discontinued operations, net of related income taxes	27.1	23.8	27.1	(50.9)	27.1

Net income	919.0	832.2	923.5	(1,755.7)	919.0
Preferred stock dividends	17.7	—	—	—	17.7

Net income available to common stockholders	$901.3	$832.2	$923.5	$(1,755.7)	$901.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,450.9	$259.1	$—	$3,710.0
Fees and other revenues	—	1,046.4	668.3	(242.7)	1,472.0
Net investment income	4.8	2,905.2	292.2	21.8	3,224.0
Net realized/unrealized capital losses	—	(76.5)	(33.9)	5.6	(104.8)

Total revenues	4.8	7,326.0	1,185.7	(215.3)	8,301.2
Expenses
Benefits, claims, and settlement expenses	—	4,602.7	367.1	(10.3)	4,959.5
Dividends to policyholders	—	296.7	—	—	296.7
Operating expenses	10.5	1,637.7	730.6	(212.9)	2,165.9

Total expenses	10.5	6,537.1	1,097.7	(223.2)	7,422.1
Income (loss) from continuing operations before income taxes	(5.7)	788.9	88.0	7.9	879.1
Income taxes (benefits)	(2.2)	185.7	(8.7)	3.4	178.2
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	704.4	168.7	607.7	(1,480.8)	—

Income from continuing operations, net of related income taxes	700.9	771.9	704.4	(1,476.3)	700.9
Income (loss) from discontinued operations, net of related income taxes	130.4	(1.7)	130.4	(128.7)	130.4

Income before cumulative effect of accounting change	831.3	770.2	834.8	(1,605.0)	831.3
Cumulative effect of accounting change, net of related income taxes	(5.7)	(2.5)	(5.7)	8.2	(5.7)

Net income	$825.6	$767.7	$829.1	$(1,596.8)	$825.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,423.7	$207.0	$—	$3,630.7
Fees and other revenues	—	827.3	534.2	(175.7)	1,185.8
Net investment income	3.5	2,944.9	269.6	11.4	3,229.4
Net realized/unrealized capital gains (losses)	—	(83.5)	64.0	(43.7)	(63.2)

Total revenues	3.5	7,112.4	1,074.8	(208.0)	7,982.7
Expenses
Benefits, claims, and settlement expenses	—	4,590.2	273.5	(7.9)	4,855.8
Dividends to policyholders	—	307.9	—	—	307.9
Operating expenses	10.8	1,488.1	657.4	(157.6)	1,998.7

Total expenses	10.8	6,386.2	930.9	(165.5)	7,162.4

Income (loss) from continuing operations before income taxes	(7.3)	726.2	143.9	(42.5)	820.3
Income taxes (benefits)	(2.7)	137.6	54.1	(13.4)	175.6
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	649.3	74.5	559.5	(1,283.3)	—

Income from continuing operations, net of related income taxes	644.7	663.1	649.3	(1,312.4)	644.7
Income (loss) from discontinued operations, net of related income taxes	105.0	(4.0)	105.0	(101.0)	105.0
Income before cumulative effect of accounting change	749.7	659.1	754.3	(1,413.4)	749.7
Cumulative effect of accounting change, net of related income taxes	(3.4)	—	(3.4)	3.4	(3.4)

Net income	$746.3	$659.1	$750.9	$(1,410.0)	$746.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$2,055.8	$441.8	$(108.9)	$2,384.2
Investing activities
Available-for-sale securities:
Purchases	—	(7,218.1)	(1,892.8)	155.8	(8,955.1)
Sales	—	2,443.2	857.3	—	3,300.5
Maturities	—	3,688.3	214.9	—	3,903.2
Mortgage loans acquired or originated	—	(2,112.2)	(533.0)	159.7	(2,485.5)
Mortgage loans sold or repaid	—	2,475.9	359.6	(131.0)	2,704.5
Real estate acquired	—	(151.7)	(64.8)	—	(216.5)
Real estate sold	—	249.5	70.3	—	319.8
Net purchases of property and equipment	—	(34.6)	(9.8)	—	(44.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received from (contributions to) unconsolidated entities	501.1	(787.3)	166.1	120.1	—
Net change in other investments	—	44.6	(93.7)	(27.3)	(76.4)

Net cash provided by (used in) investing activities	$501.1	$(1,402.4)	$(984.0)	$277.3	$(1,608.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$59.9	$—	$—	$—	$59.9
Issuance of preferred stock	542.0	—	—	—	542.0
Accelerated stock repurchase settlement	(84.0)	—	—	—	(84.0)
Acquisition of treasury stock, net	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	168.4	—	—	168.4
Payments for financing element derivatives	—	(123.2)	—	—	(123.2)
Dividends to common stockholders	(182.2)	—	—	—	(182.2)
Dividends to preferred stockholders	(17.7)	—	—	—	(17.7)
Issuance of long-term debt	—	52.3	258.8	(173.6)	137.5
Principal repayments of long-term debt	—	(7.3)	(65.3)	—	(72.6)
Net proceeds of short-term borrowings	—	40.7	152.9	5.5	199.1
Capital received from (dividends paid to) parent	—	(166.1)	286.2	(120.1)	—
Investment contract deposits	—	7,026.9	—	—	7,026.9
Investment contract withdrawals	—	(6,413.1)	—	—	(6,413.1)
Net increase in banking operation deposits	—	—	41.9	—	41.9

Net cash provided by (used in) financing activities	(550.4)	578.6	674.5	(288.2)	414.5
Discontinued operations
Net cash used in operating activities	—	(1.2)	—	—	(1.2)
Net cash used in investing activities	—	(0.7)	—	—	(0.7)
Net cash used in financing activities	—	—	—	—	—

Net cash used in discontinued operations	—	(1.9)	—	—	(1.9)

Net increase (decrease) in cash and cash equivalents	(53.8)	1,230.1	132.3	(119.8)	1,188.8
Cash and cash equivalents at beginning of year	75.4	31.8	410.0	(64.7)	452.5

Cash and cash equivalents at end of year	$21.6	$1,261.9	$542.3	$(184.5)	$1,641.3

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$1.9	$—	$—	$1.9
At end of year	$—	$—	$—	$—	$—
Schedule of noncash transactions
Tax benefits related to demutualization	$—	$163.8	$—	$—	$163.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1)
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.1)	$2,241.1	$(463.3)	$486.1	$2,262.8
Investing activities
Available-for-sale securities:
Purchases	—	(8,881.3)	(1,236.8)	(183.5)	(10,301.6)
Sales	—	1,227.5	1,099.6	—	2,327.1
Maturities	—	3,936.5	474.5	—	4,411.0
Mortgage loans acquired or originated	—	(2,708.7)	(161.6)	109.9	(2,760.4)
Mortgage loans sold or repaid	—	2,323.6	267.3	(91.3)	2,499.6
Real estate acquired	—	(239.8)	(101.7)	—	(341.5)
Real estate sold	—	261.2	84.4	—	345.6
Net purchases of property and equipment	—	(37.7)	(9.8)	—	(47.5)
Net proceeds from sales of subsidiaries	—	—	694.7	—	694.7
Purchases of interest in subsidiaries, net of cash acquired	—	—	(128.1)	—	(128.1)
Dividends received from unconsolidated entities	800.6	705.3	1,124.0	(2,629.9)	—
Net change in other investments	—	93.0	(28.9)	52.4	116.5

Net cash provided by (used in) investing activities	$800.6	$(3,320.4)	$2,077.6	$(2,742.4)	$(3,184.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1) (continued)
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$41.2	$—	$—	$—	$41.2
Acquisition and sales of treasury stock, net	(772.6)	—	—	—	(772.6)
Proceeds from financing element derivatives	—	110.6	—	—	110.6
Payments for financing element derivatives	—	(84.6)	—	—	(84.6)
Dividends to common stockholders	(166.5)	—	—	—	(166.5)
Issuance of long-term debt	—	7.7	4.4	—	12.1
Principal repayments of long-term debt	—	(224.3)	(215.5)	(7.4)	(447.2)
Net repayments of short-term borrowings	—	—	(231.9)	(59.5)	(291.4)
Dividends paid to parent	—	(1,124.0)	(1,440.5)	2,564.5	—
Investment contract deposits	—	6,995.8	—	—	6,995.8
Investment contract withdrawals	—	(5,209.6)	—	—	(5,209.6)
Net decrease in banking operation deposits	—	—	(5.0)	—	(5.0)

Net cash provided by (used in) financing activities	(897.9)	471.6	(1,888.5)	2,497.6	182.8
Discontinued operations
Net cash used in operating activities	—	(0.6)	(594.6)	(32.5)	(627.7)
Net cash used in investing activities	—	(0.4)	(681.7)	208.4	(473.7)
Net cash provided by financing activities	—	—	600.0	—	600.0

Net cash used in discontinued operations	—	(1.0)	(676.3)	175.9	(501.4)

Net increase (decrease) in cash and cash equivalents	(98.4)	(608.7)	(950.5)	417.2	(1,240.4)
Cash and cash equivalents at beginning of year	173.8	640.5	1,360.5	(481.9)	1,692.9

Cash and cash equivalents at end of year	$75.4	$31.8	$410.0	$(64.7)	$452.5

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$2.9	$676.3	$(175.9)	$503.3
At end of year	$—	$1.9	$—	$—	$1.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1)
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.3)	$2,138.4	$707.4	$165.5	$3,008.0
Investing activities
Available-for-sale securities:
Purchases	—	(9,550.3)	(1,782.1)	414.3	(10,918.1)
Sales	—	2,273.8	1,018.6	(339.6)	2,952.8
Maturities	—	4,380.2	842.1	—	5,222.3
Mortgage loans acquired or originated	—	(2,175.3)	(619.7)	49.4	(2,745.6)
Mortgage loans sold or repaid	—	1,719.2	358.6	(47.3)	2,030.5
Real estate acquired	—	(167.8)	(29.5)	—	(197.3)
Real estate sold	—	30.6	31.3	—	61.9
Net purchases of property and equipment	—	(21.8)	(6.8)	—	(28.6)
Net proceeds from sale of subsidiaries	—	18.4	40.9	(18.4)	40.9
Purchases of interest in subsidiaries, net of cash acquired	—	(26.1)	(110.1)	—	(136.2)
Dividends received from (contributions to) unconsolidated entities	425.0	172.0	(172.0)	(425.0)	—
Net change in other investments	—	176.8	(39.2)	74.2	211.8

Net cash provided by (used in) investing activities	$425.0	$(3,170.3)	$(467.9)	$(292.4)	$(3,505.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1) (continued)
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$18.3	$—	$—	$—	$18.3
Acquisition and sales of treasury stock, net	(453.0)	—	—	—	(453.0)
Proceeds from financing element derivatives	—	118.0	—	—	118.0
Payments for financing element derivatives	—	(107.3)	—	—	(107.3)
Dividends to common stockholders	(145.3)	—	—	—	(145.3)
Issuance of long-term debt	—	31.6	34.7	(31.6)	34.7
Principal repayments of long-term debt	—	(13.7)	(100.7)	29.1	(85.3)
Net proceeds of short-term borrowings	—	—	171.1	(19.8)	151.3
Dividends paid to parent	—	—	(425.0)	425.0	—
Investment contract deposits	—	9,722.0	—	—	9,722.0
Investment contract withdrawals	—	(8,666.2)	—	—	(8,666.2)
Net increase in banking operation deposits	—	—	372.7	—	372.7

Net cash provided by (used in) financing activities	(580.0)	1,084.4	52.8	402.7	959.9
Discontinued operations
Net cash provided by operating activities	—	54.5	2,607.1	(69.3)	2,592.3
Net cash used in operating activities	—	(53.5)	(1,011.8)	0.1	(1,065.2)
Net cash used in financing activities	—	—	(1,335.5)	0.4	(1,335.1)

Net cash provided by (used in) discontinued operations	—	1.0	259.8	(68.8)	192.0

Net increase (decrease) in cash and cash equivalents	(158.3)	53.5	552.1	207.0	654.3
Cash and cash equivalents at beginning of year	332.1	587.0	808.4	(688.9)	1,038.6

Cash and cash equivalents at end of year	$173.8	$640.5	$1,360.5	$(481.9)	$1,692.9

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$1.9	$416.5	$(107.1)	$311.3
At end of year	$—	$2.9	$676.3	$(175.9)	$503.3

        On June 30, 2004, our shelf registration statement with the Securities and Exchange Commission was declared effective. Following our June 2005 issuance of perpetual preferred stock under the shelf registration, we now have the ability to issue up to $2.45 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc. and trust preferred securities of three subsidiary trusts. If we issue additional securities, we intend to use the proceeds from the sale of the securities offered by the prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

        The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003.

Condensed Consolidating Statements of Financial Position
December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$14.7	$42,102.5	$—	$42,117.2
Fixed maturities, trading	—	—	113.2	—	113.2
Equity securities, available-for-sale	—	1.0	723.4	—	724.4
Equity securities, trading	—	—	90.3	—	90.3
Mortgage loans	—	—	11,484.3	—	11,484.3
Real estate	—	—	999.4	—	999.4
Policy loans	—	—	827.7	—	827.7
Investment in unconsolidated entities	7,784.2	8,168.9	263.8	(15,953.0)	263.9
Other investments	—	8.4	841.2	—	849.6
Cash and cash equivalents	21.6	701.3	1,822.4	(904.0)	1,641.3
Accrued investment income	—	0.2	682.5	—	682.7
Premiums due and other receivables	—	2.3	590.4	—	592.7
Deferred policy acquisition cost	—	—	2,174.1	—	2,174.1
Property and equipment	—	—	419.8	—	419.8
Goodwill	—	—	282.3	—	282.3
Other intangibles	—	—	202.6	—	202.6
Separate account assets	—	—	62,070.0	—	62,070.0
Other assets	3.5	15.0	1,499.9	(18.5)	1,499.9

Total assets	$7,809.3	$8,911.8	$127,189.8	$(16,875.5)	$127,035.4

Liabilities
Contractholder funds	$—	$—	$33,612.1	$—	$33,612.1
Future policy benefits and claims	—	—	16,825.5	—	16,825.5
Other policyholder funds	—	—	657.1	—	657.1
Short-term debt	—	349.9	774.1	(647.6)	476.4
Long-term debt	—	464.3	434.5	—	898.8
Deferred income taxes	—	7.0	983.8	(16.0)	974.8
Separate account liabilities	—	—	62,070.0	—	62,070.0
Other liabilities	2.1	306.4	3,663.8	(258.8)	3,713.5

Total liabilities	2.1	1,127.6	119,020.9	(922.4)	119,228.2
Stockholders' equity
Series A — preferred stock	—	—	—	—	—
Series B — preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	8,000.0	7,071.3	6,108.7	(13,180.0)	8,000.0
Retained earnings (deficit)	2,008.6	(281.9)	1,050.1	(768.2)	2,008.6
Accumulated other comprehensive income	994.8	994.8	995.3	(1,990.1)	994.8
Treasury stock, at cost	(3,200.1)	—	(2.0)	2.0	(3,200.1)

Total stockholders' equity	7,807.2	7,784.2	8,168.9	(15,953.1)	7,807.2

Total liabilities and stockholders' equity	$7,809.3	$8,911.8	$127,189.8	$(16,875.5)	$127,035.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$13.4	$40,902.9	$—	$40,916.3
Fixed maturities, trading	—	—	93.0	—	93.0
Equity securities, available-for-sale	—	2.1	719.3	—	721.4
Equity securities, trading	—	—	41.2	—	41.2
Mortgage loans	—	—	11,714.5	—	11,714.5
Real estate	—	—	956.5	—	956.5
Policy loans	—	—	814.5	—	814.5
Investment in unconsolidated entities	7,468.9	7,668.4	214.3	(15,137.3)	214.3
Other investments	—	8.5	1,362.9	—	1,371.4
Cash and cash equivalents	75.4	551.9	519.1	(695.8)	450.6
Accrued investment income	—	0.2	677.3	—	677.5
Premiums due and other receivables	—	1.8	626.7	—	628.5
Deferred policy acquisition cost	—	—	1,837.6	—	1,837.6
Property and equipment	—	—	429.4	—	429.4
Goodwill	—	—	232.9	—	232.9
Other intangibles	—	—	196.5	—	196.5
Separate account assets	—	—	51,524.5	(16.6)	51,507.9
Assets of discontinued operations	—	—	78.3	—	78.3
Other assets	1.7	15.4	931.0	(32.3)	915.8

Total assets	$7,546.0	$8,261.7	$113,872.4	$(15,882.0)	$113,798.1

Liabilities
Contractholder funds	$—	$—	$32,183.3	$—	$32,183.3
Future policy benefits and claims	—	—	16,042.6	—	16,042.6
Other policyholder funds	—	—	734.9	—	734.9
Short-term debt	—	75.0	753.7	(547.0)	281.7
Long-term debt	—	464.2	379.3	—	843.5
Income taxes currently payable	—	9.1	273.5	(5.6)	277.0
Deferred income taxes	—	12.4	1,130.7	(11.4)	1,131.7
Separate account liabilities	—	—	51,524.5	(16.6)	51,507.9
Liabilities of discontinued operations	—	—	2.1	—	2.1
Other liabilities	1.7	232.1	3,179.4	(164.1)	3,249.1

Total liabilities	1.7	792.8	106,204.0	(744.7)	106,253.8
Stockholders' equity
Common stock	$3.8	$—	$16.8	$(16.8)	$3.8
Additional paid-in capital	7,269.4	6,860.9	5,950.6	(12,811.5)	7,269.4
Retained earnings (deficit)	1,289.5	(705.3)	389.2	316.1	1,289.5
Accumulated other comprehensive income	1,313.3	1,313.3	1,311.8	(2,625.1)	1,313.3
Treasury stock, at cost	(2,331.7)	—	—	—	(2,331.7)

Total stockholders' equity	7,544.3	7,468.9	7,668.4	(15,137.3)	7,544.3

Total liabilities and stockholders' equity	$7,546.0	$8,261.7	$113,872.4	$(15,882.0)	$113,798.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,975.0	$—	$3,975.0
Fees and other revenues	—	—	1,683.3	(0.1)	1,683.2
Net investment income	2.3	7.3	3,351.1	—	3,360.7
Net realized/unrealized capital losses	—	(1.1)	(10.1)	—	(11.2)

Total revenues	2.3	6.2	8,999.3	(0.1)	9,007.7
Expenses
Benefits, claims, and settlement expenses	—	—	5,282.9	—	5,282.9
Dividends to policyholders	—	—	293.0	—	293.0
Operating expenses	10.6	39.2	2,257.9	(0.2)	2,307.5

Total expenses	10.6	39.2	7,833.8	(0.2)	7,883.4

Income (loss) from continuing operations before income taxes	(8.3)	(33.0)	1,165.5	0.1	1,124.3
Income taxes (benefits)	(3.8)	(15.7)	251.9	—	232.4
Equity in the net income of subsidiaries, excluding discontinued operations	896.4	913.6	—	(1,810.0)	—

Income from continuing operations, net of related income taxes	891.9	896.3	913.6	(1,809.9)	891.9
Income from discontinued operations, net of related income taxes	27.1	27.1	18.5	(45.6)	27.1

Net income	919.0	923.4	932.1	(1,855.5)	919.0
Preferred stock dividends	17.7	—	—	—	17.7

Net income available to common stockholders	$901.3	$923.4	$932.1	$(1,855.5)	$901.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,710.0	$—	$3,710.0
Fees and other revenues	—	—	1,475.6	(3.6)	1,472.0
Net investment income	4.8	8.1	3,210.6	0.5	3,224.0
Net realized/unrealized capital losses	—	(30.9)	(73.9)	—	(104.8)

Total revenues	4.8	(22.8)	8,322.3	(3.1)	8,301.2
Expenses
Benefits, claims, and settlement expenses	—	—	4,959.5	—	4,959.5
Dividends to policyholders	—	—	296.7	—	296.7
Operating expenses	10.5	52.2	2,106.4	(3.2)	2,165.9

Total expenses	10.5	52.2	7,362.6	(3.2)	7,422.1

Income (loss) from continuing operations before income taxes	(5.7)	(75.0)	959.7	0.1	879.1
Income taxes (benefits)	(2.2)	(32.6)	213.0	—	178.2
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	704.4	746.7	—	(1,451.1)	—

Income from continuing operations, net of related income taxes	700.9	704.3	746.7	(1,451.0)	700.9
Income from discontinued operations, net of related income taxes	130.4	130.4	114.6	(245.0)	130.4

Income before cumulative effect of accounting change	831.3	834.7	861.3	(1,696.0)	831.3
Cumulative effect of accounting change, net of related income taxes	(5.7)	(5.7)	(5.7)	11.4	(5.7)

Net income	$825.6	$829.0	$855.6	$(1,684.6)	$825.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,630.7	$—	$3,630.7
Fees and other revenues	—	—	1,189.4	(3.6)	1,185.8
Net investment income	3.5	21.9	3,202.7	1.3	3,229.4
Net realized/unrealized capital gains (losses)	—	22.6	(91.1)	5.3	(63.2)

Total revenues	3.5	44.5	7,931.7	3.0	7,982.7
Expenses
Benefits, claims, and settlement expenses	—	—	4,855.8	—	4,855.8
Dividends to policyholders	—	—	307.9	—	307.9
Operating expenses	10.8	65.1	1,919.8	3.0	1,998.7

Total expenses	10.8	65.1	7,083.5	3.0	7,162.4

Income (loss) from continuing operations before income taxes	(7.3)	(20.6)	848.2	—	820.3
Income taxes (benefits)	(2.7)	(23.3)	201.6	—	175.6
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	649.3	646.6	—	(1,295.9)	—

Income from continuing operations, net of related income taxes	644.7	649.3	646.6	(1,295.9)	644.7
Income from discontinued operations, net of related income taxes	105.0	105.0	45.9	(150.9)	105.0

Income before cumulative effect of accounting change	749.7	754.3	692.5	(1,446.8)	749.7
Cumulative effect of accounting change, net of related income taxes	(3.4)	(3.4)	(3.4)	6.8	(3.4)

Net income	$746.3	$750.9	$689.1	$(1,440.0)	$746.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$51.4	$2,447.0	$(109.7)	$2,384.2
Investing activities
Available-for-sale securities:
Purchases	—	(11.2)	(8,943.9)	—	(8,955.1)
Sales	—	8.6	3,291.9	—	3,300.5
Maturities	—	—	3,903.2	—	3,903.2
Mortgage loans acquired or originated	—	—	(2,485.5)	—	(2,485.5)
Mortgage loans sold or repaid	—	—	2,704.5	—	2,704.5
Real estate acquired	—	—	(216.5)	—	(216.5)
Real estate sold	—	—	319.8	—	319.8
Net purchases of property and equipment	—	—	(44.4)	—	(44.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received from (contributions to) unconsolidated entities	501.1	318.4	(93.0)	(726.5)	—
Net change in other investments	—	8.3	(87.0)	2.3	(76.4)

Net cash provided by (used in) investing activities	$501.1	$324.1	$(1,709.0)	$(724.2)	$(1,608.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$59.9	$—	$—	$—	$59.9
Issuance of preferred stock	542.0	—	—	—	542.0
Accelerated stock repurchase settlement	(84.0)	—	—	—	(84.0)
Acquisition of treasury stock, net	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	—	168.4	—	168.4
Payments for financing element derivatives	—	—	(123.2)	—	(123.2)
Dividends to common stockholders	(182.2)	—	—	—	(182.2)
Dividends to preferred stockholders	(17.7)	—	—	—	(17.7)
Issuance of long-term debt	—	—	137.7	(0.2)	137.5
Principal repayments of long-term debt	—	—	(72.6)	—	(72.6)
Net proceeds of short-term borrowings	—	275.0	24.7	(100.6)	199.1
Dividends paid to parent	—	(501.1)	(225.4)	726.5	—
Investment contract deposits	—	—	7,026.9	—	7,026.9
Investment contract withdrawals	—	—	(6,413.1)	—	(6,413.1)
Net increase in banking operation deposits	—	—	41.9	—	41.9

Net cash provided by (used in) financing activities	(550.4)	(226.1)	565.3	625.7	414.5
Discontinued operations
Net cash used in operating activities	—	—	(1.2)	—	(1.2)
Net cash used in investing activities	—	—	(0.7)	—	(0.7)
Net cash used in financing activities	—	—	—	—	—

Net cash used in discontinued operations	—	—	(1.9)	—	(1.9)
Net increase (decrease) in cash and cash equivalents	(53.8)	149.4	1,301.4	(208.2)	1,188.8
Cash and cash equivalents at beginning of year	75.4	551.9	521.0	(695.8)	452.5

Cash and cash equivalents at end of year	$21.6	$701.3	$1,822.4	$(904.0)	$1,641.3

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$1.9	$—	$1.9
At end of year	$—	$—	$—	$—	$—
Schedule of noncash transactions
Tax benefits related to demutualization	$—	$—	$163.8	$—	$163.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1)
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.1)	$(195.3)	$1,938.1	$521.1	$2,262.8
Investing activities
Available-for-sale securities:
Purchases	—	(222.0)	(10,079.6)	—	(10,301.6)
Sales	—	172.9	2,154.2	—	2,327.1
Maturities	—	—	4,411.0	—	4,411.0
Mortgage loans acquired or originated	—	—	(2,760.4)	—	(2,760.4)
Mortgage loans sold or repaid	—	—	2,499.6	—	2,499.6
Real estate acquired	—	—	(341.5)	—	(341.5)
Real estate sold	—	—	345.6	—	345.6
Net purchases of property and equipment	—	—	(47.5)	—	(47.5)
Net proceeds from sales of subsidiaries	—	10.5	684.2	—	694.7
Purchases of interest in subsidiaries, net of cash acquired	—	(25.7)	(102.4)	—	(128.1)
Dividends received from unconsolidated entities	800.6	1,147.0	5.8	(1,953.4)	—
Net change in other investments	—	117.4	(3.4)	2.5	116.5

Net cash provided by (used in) investing activities	800.6	1,200.1	(3,234.4)	(1,950.9)	(3,184.6)
Financing activities
Issuance of common stock	41.2	—	—	—	41.2
Acquisition and sales of treasury stock, net	(772.6)	—	—	—	(772.6)
Proceeds from financing element derivatives	—	—	110.6	—	110.6
Payments for financing element derivatives	—	—	(84.6)	—	(84.6)
Dividends to common stockholders	(166.5)	—	—	—	(166.5)
Issuance of long-term debt	—	—	12.1	—	12.1
Principal repayments of long-term debt	—	(200.0)	(247.2)	—	(447.2)
Net proceeds (repayments) of short-term borrowings	—	(325.0)	368.8	(335.2)	(291.4)
Dividends paid to parent	—	(800.6)	(1,152.8)	1,953.4	—
Investment contract deposits	—	—	6,995.8	—	6,995.8
Investment contract withdrawals	—	—	(5,209.6)	—	(5,209.6)
Net decrease in banking operation deposits	—	—	(5.0)	—	(5.0)

Net cash provided by (used in) financing activities	(897.9)	(1,325.6)	788.1	1,618.2	182.8
Discontinued operations
Net cash used in operating activities	—	—	(627.7)	—	(627.7)
Net cash used in investing activities	—	—	(473.7)	—	(473.7)
Net cash provided by financing activities	—	—	600.0	—	600.0

Net cash used in discontinued operations	—	—	(501.4)	—	(501.4)

Net increase (decrease) in cash and cash equivalents	(98.4)	(320.8)	(1,009.6)	188.4	(1,240.4)
Cash and cash equivalents at beginning of year	173.8	872.7	1,530.6	(884.2)	1,692.9

Cash and cash equivalents at end of year	$75.4	$551.9	$521.0	$(695.8)	$452.5

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$503.3	$—	$503.3
At end of year	$—	$—	$1.9	$—	$1.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1)
For the year ended December 31, 2003

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.3)	$(200.4)	$2,596.0	$615.7	$3,008.0
Investing activities
Available-for-sale securities:
Purchases	—	525.6	(11,104.1)	(339.6)	(10,918.1)
Sales	—	(139.8)	2,753.0	339.6	2,952.8
Maturities	—	—	5,222.3	—	5,222.3
Mortgage loans acquired or originated	—	—	(2,745.6)	—	(2,745.6)
Mortgage loans sold or repaid	—	—	2,030.5	—	2,030.5
Real estate acquired	—	—	(197.3)	—	(197.3)
Real estate sold	—	—	61.9	—	61.9
Net purchases of property and equipment	—	—	(28.6)	—	(28.6)
Net proceeds from sales of subsidiaries	—	—	40.9	—	40.9
Purchases of interest in subsidiaries, net of cash acquired	—	(8.2)	(128.0)	—	(136.2)
Dividends received from (contributions to) unconsolidated entities	425.0	(90.8)	—	(334.2)	—
Net change in other investments	—	(8.9)	227.3	(6.6)	211.8

Net cash provided by (used in) investing activities	425.0	277.9	(3,867.7)	(340.8)	(3,505.6)
Financing activities
Issuance of common stock	18.3	—	—	—	18.3
Acquisition and sales of treasury stock, net	(453.0)	—	—	—	(453.0)
Proceeds from financing element derivatives	—	—	118.0	—	118.0
Payments for financing element derivatives	—	—	(107.3)	—	(107.3)
Dividends to common stockholders	(145.3)	—	—	—	(145.3)
Issuance of long-term debt	—	0.2	34.7	(0.2)	34.7
Principal repayments of long-term debt	—	—	(85.5)	0.2	(85.3)
Net proceeds (repayment) of short-term borrowings	—	242.3	(178.7)	87.7	151.3
Contributions received from (dividends paid to) parent	—	(425.0)	90.8	334.2	—
Investment contract deposits	—	—	9,722.0	—	9,722.0
Investment contract withdrawals	—	—	(8,666.2)	—	(8,666.2)
Net increase in banking operation deposits	—	—	372.7	—	372.7

Net cash provided by (used in) financing activities	(580.0)	(182.5)	1,300.5	421.9	959.9
Discontinued operations
Net cash provided by operating activities	—	—	2,592.3	—	2,592.3
Net cash used in investing activities	—	—	(1,065.2)	—	(1,065.2)
Net cash used in financing activities	—	—	(1,335.1)	—	(1,335.1)

Net cash provided by discontinued operations	—	—	192.0	—	192.0

Net increase (decrease) in cash and cash equivalents	(158.3)	(105.0)	220.8	696.8	654.3
Cash and cash equivalents at beginning of year	332.1	977.7	1,309.8	(1,581.0)	1,038.6

Cash and cash equivalents at end of year	$173.8	$872.7	$1,530.6	$(884.2)	$1,692.9

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$311.3	$—	$311.3
At end of year	$—	$—	$503.3	$—	$503.3

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2005.

        Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report regarding internal control over financial reporting. The attestation report is included in Item 8., "Financial Statements and Supplementary Data."

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

        Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2005, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2006 annual stockholders meeting (the "Proxy Statement") which will be filed with the SEC on or about March 31, 2006, under the captions, "Election of Directors," "Governance of the Company — Audit Committee," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

Item 11.    Executive Compensation

        The information called for by Item 11 pertaining to executive compensation is set forth in the Proxy Statement under the caption, "Executive Compensation," and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Equity Compensation Plan Information

        In general, the Company has three compensation plans under which its equity securities are authorized for issuance to employees or directors (not including the Company's tax qualified pension plans): the Principal Financial Group, Inc. 2005 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan, and the Principal Financial Group, Inc. 2005 Directors Stock Plan. As of May 17, 2005 no new grants will be made under the Principal Financial Group, Inc. Stock Incentive Plan, the Principal Financial Group, Inc. Directors Stock Plan or the Principal Financial Group Long-Term Performance Plan. The following table shows the number of shares of Common Stock issuable upon exercise of options outstanding at December 31, 2005, the weighted average exercise price of those options, and the number of shares of Common Stock remaining available for future issuance at December 31, 2005, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the Company's stockholders(1)	8,871,623	(2)	$33.06	(3)	28,530,922	(4)
Equity compensation plans not approved by the Company's stockholders	-0-		n/a		-0-

(1)
The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan, the Principal Financial Group Long-Term Performance Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by the Company's sole stockholder, Principal Mutual Holding Company, prior to the Company's initial public offering of Common Stock on October 22, 2001. The Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by the Company's stockholders on May 17, 2005.

(2)
Includes 7,738,161 options outstanding under the employee stock incentive plans, 99,775 options outstanding under the directors stock plans, 912,806 restricted stock units under the employee stock incentive plans, 50,171 restricted stock units under the directors stock plans, 63,851 units deferred in shares of Common Stock under the Long-Term Performance Plan, and 6,859 other stock-based awards under the Directors 2005 Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding restricted stock units, units deferred in shares of Common Stock under the Long-Term Performance Plan, or other stock-based awards.

(4)
This number includes 3,991,618 shares remaining for issuance under the Employee Stock Purchase Plan, 24,070,803 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards under the 2005 Stock Incentive Plan and 468,501 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units, and other stock-based awards under the 2005 Directors Stock Plan.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

  3.
  Exhibits

      Exhibits filed herewith

10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc. (Amended and Restated as of January 1, 2006)
10.9.1	Amendment No. 1 to the Principal Select Savings Excess Plan
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees
12	Computation of Earnings to Fixed Charges Ratio
21	Principal Financial Group, Inc. Member Companies as of December 31, 2005
23	Consent of Ernst & Young LLP
31.1	Certification of J. Barry Griswell
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Michael H. Gersie

      Exhibits incorporated by reference

Exhibit Number	Description
2.1	Plan of Conversion[1]
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.[1]
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.[1]
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.[1]
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc.[2]
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)[3]
3.2	Form of By-Laws of Principal Financial Group, Inc. (included in Exhibit 2.1)[3]
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share[1]
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.[3]
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.[3]
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock.[3]
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock.[3]
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001[4]
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005[5]
10.1	Principal Financial Group, Inc. Stock Incentive Plan[6]
10.1.1	Form of Restricted Stock Unit Award Agreement[7]
10.1.2	Form of Stock Option Award Agreement[7]
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan[8]
10.2	Principal Financial Group Long-Term Performance Plan[1]
10.3	Resolution of the Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002[4]
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002[9]
10.5	Principal Financial Group, Inc. Annual Incentive Plan[5]
10.6	Summary of Standard Compensatory Arrangement for Non-Employee Members of the Principal Financial Group, Inc. Board of Directors[5]
10.7	Principal Financial Group, Inc. Directors Stock Plan[1]
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan[8]
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004[10]
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003[10]
10.11	Employment Agreement, dated as of April 1, 2004 by and between, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell[2]
10.12	Change-of-Control Supplement and Amendment to Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell[2]
10.13	Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive[1]
10.14	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.[11]
10.15	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association[1]
10.16	Written Summary of Named Executive Officer Compensatory Arrangements[7]

1
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

2
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-16725).

3
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on June 17, 2005 (Commission File No. 1-16725).

4
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-16725).

5
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-16725).

6
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-16725).

7
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 1-16725).

8
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (Commission File No. 1-16725).

9
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-16725).

10
Incorporated by reference to exhibit filed with Principal Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-16725).

11
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

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 28, 2006	By	/s/ MICHAEL H. GERSIE Michael H. Gersie Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: February 28, 2006

By	/s/ J. BARRY GRISWELL J. Barry Griswell Chairman, President, Chief Executive Officer and Director	By	Sandra L. Helton Director
By	/s/ MICHAEL H. GERSIE Michael H. Gersie Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	By	/s/ CHARLES S. JOHNSON Charles S. Johnson Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ WILLIAM T. KERR William T. Kerr Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller Director	By	/s/ RICHARD L. KEYSER Richard L. Keyser Director
By	/s/ GARY E. COSTLEY Gary E. Costley Director	By	/s/ ARJUN K. MATHRANI Arjun K. Mathrani Director
By	/s/ DAVID J. DRURY David J. Drury Director	By	/s/ FEDERICO F. PENA Federico F. Peña Director
By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director
By	/s/ THERESE M. VAUGHAN Therese M. Vaughan Director

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 16, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for variable interest entities effective July 1, 2003, certain fixed and variable contract features effective January 1, 2004, and certain non-monetary exchanges of similar productive assets (primarily real estate) effective July 1, 2005.

                        /s/ Ernst & Young LLP

Des Moines, Iowa
February 16, 2006

Schedule I — Summary of Investments — Other Than Investments in Related Parties

As of December 31, 2005

Type of Investment	Cost	Value	Amount as shown in the Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$557.9	$555.5	$555.5
States, municipalities and political subdivisions	1,222.6	1,264.5	1,264.5
Foreign governments	804.6	914.6	914.6
Public utilities	3,597.8	3,809.8	3,809.8
Redeemable preferred	266.7	269.8	269.8
All other corporate bonds	25,902.9	27,017.0	27,017.0
Mortgage-backed and other asset-backed securities	8,093.3	8,286.0	8,286.0

Total fixed maturities, available-for-sale	40,445.8	42,117.2	42,117.2
Fixed maturities, trading	113.2	113.2	113.2
Equity securities, available-for-sale:
Common stocks:
Banks, trust and insurance companies	22.4	22.8	22.8
Industrial, miscellaneous and all other	1.6	1.3	1.3
Public utilities	56.9	63.3	63.3
Non-redeemable preferred stock	623.2	637.0	637.0

Total equity securities, available-for-sale	704.1	724.4	724.4
Equity securities, trading	90.3	90.3	90.3
Mortgage loans(1)	11,520.9	xxxx	11,484.3
Real estate, net:
Real estate acquired in satisfaction of debt	19.8	xxxx	19.8
Other real estate(2)	983.8	xxxx	979.6
Policy loans	827.7	xxxx	827.7
Other investments(3)	748.3	xxxx	1,113.5

Total investments	$55,453.9	xxxx	$57,470.0

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

Schedule II — Condensed Financial Information of Registrant (Parent Only)
Statements of Financial Position

	December 31,
	2005	2004
	(in millions)
Assets
Cash	$21.6	$75.4
Income taxes receivable	3.5	1.7
Investment in subsidiary	7,784.2	7,468.9

Total assets	$7,809.3	$7,546.0

Liabilities
Amounts payable to subsidiary	$2.1	$1.7
Deferred income taxes	—	—

Total liabilities	2.1	1.7
Stockholders' equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding in 2005	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding in 2005	0.1	—
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 381.3 million and 379.1 million shares issued, 280.6 million and 300.6 million shares outstanding in 2005 and 2004, respectively	3.8	3.8
Additional paid-in capital	8,000.0	7,269.4
Retained earnings	2,008.6	1,289.5
Accumulated other comprehensive income	994.8	1,313.3
Treasury stock, at cost (100.7 million and 78.5 million shares in 2005 and 2004, respectively)	(3,200.1)	(2,331.7)

Total stockholders' equity	7,807.2	7,544.3

Total liabilities and stockholders' equity	$7,809.3	$7,546.0

See accompanying notes.

Schedule II — Condensed Financial Information of Registrant (Parent Only) — (continued)
Statements of Operations

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Revenues
Net investment income	$2.3	$4.8	$3.5

Total revenues	2.3	4.8	3.5
Expenses
Other operating costs and expenses	10.6	10.5	10.8

Total expenses	10.6	10.5	10.8

Loss before income taxes	(8.3)	(5.7)	(7.3)
Income tax benefits	(3.8)	(2.2)	(2.7)
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting changes	896.4	704.4	649.3

Income from continuing operations, net of related income taxes	891.9	700.9	644.7
Income from discontinued operations, net of related income taxes	27.1	130.4	105.0

Income before cumulative effect of accounting changes	919.0	831.3	749.7
Cumulative effect of accounting changes, net of related income taxes	—	(5.7)	(3.4)

Net income	919.0	825.6	746.3
Preferred stock dividends	17.7	—	—

Net income available to common stockholders	$901.3	$825.6	$746.3

See accompanying notes.

Schedule II — Condensed Financial Information of Registrant (Parent Only) — (continued)
Statements of Cash Flows

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Net income	$919.0	$825.6	$746.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	(27.1)	(130.4)	(105.0)
Cumulative effect of accounting changes, net of related income taxes	—	5.7	3.4
Equity in the net income of subsidiary	(896.4)	(704.4)	(649.3)
Increase in amounts payable to subsidiary	—	—	0.1
Increase in income taxes	(1.3)	1.3	0.5
Stock-based compensation	0.9	1.1	0.7
Other	0.4	—	—

Net cash used in operating activities	(4.5)	(1.1)	(3.3)
Cash flows from investing activities:
Dividend received from subsidiary	501.1	800.6	425.0

Net cash provided by investing activities	501.1	800.6	425.0
Cash flows from financing activities:
Issuance of common stock	59.9	41.2	18.3
Issuance of preferred stock	542.0	—	—
Accelerated stock repurchase settlement	(84.0)	—	—
Acquisition of treasury stock	(868.4)	(772.6)	(453.0)
Dividends to common stockholders	(182.2)	(166.5)	(145.3)
Dividends to preferred stockholders	(17.7)	—	—

Net cash used in financing activities	(550.4)	(897.9)	(580.0)

Net decrease in cash and cash equivalents	(53.8)	(98.4)	(158.3)
Cash and cash equivalents at beginning of period	75.4	173.8	332.1

Cash and cash equivalents at end of year	$21.6	$75.4	$173.8

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

(2)   Cash Dividends from Subsidiary

        The parent company received cash dividends totaling $501.1 million, $800.6 million and $425.0 million in 2005, 2004 and 2003 respectively, from its subsidiary.

Schedule III — Supplementary Insurance Information

As of December 31, 2005, 2004 and 2003 and for each of the years then ended

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits and Claims	Contractholder and Other Policyholder Funds
	(in millions)
2005:
U.S. Asset Management and Accumulation	$889.5	$7,516.7	$31,527.5
International Asset Management and Accumulation	104.3	2,175.2	16.5
Life and Health Insurance	1,180.3	7,130.1	2,923.6
Corporate and Other	—	3.5	(198.4)

Total	$2,174.1	$16,825.5	$34,269.2

2004:
U.S. Asset Management and Accumulation	$738.3	$7,298.7	$30,434.6
International Asset Management and Accumulation	66.7	1,757.9	12.2
Life and Health Insurance	1,032.6	6,983.2	2,649.6
Corporate and Other	—	2.8	(178.2)

Total	$1,837.6	$16,042.6	$32,918.2

2003:
U.S. Asset Management and Accumulation	$615.4	$7,146.4	$27,502.9
International Asset Management and Accumulation	49.3	1,425.4	8.7
Life and Health Insurance	904.2	6,876.1	2,243.7
Corporate and Other	—	2.9	(149.8)

Total	$1,568.9	$15,450.8	$29,605.5

Schedule III — Supplementary Insurance Information — (continued)

As of December 31, 2005, 2004 and 2003 and for each of the years then ended

Segment	Premiums and Other Considerations	Net Investment Income(1)	Benefits, Claims and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(1)
	(in millions)
2005:
U.S. Asset Management and Accumulation	$455.2	$2,451.0	$2,260.4	$148.7	$987.5
International Asset Management and Accumulation	247.6	247.7	409.3	7.7	121.1
Life and Health Insurance	3,267.1	677.2	2,620.2	90.2	976.3
Corporate and Other	5.1	(15.2)	(7.0)	—	(24.0)

Total	$3,975.0	$3,360.7	$5,282.9	$246.6	$2,060.9

2004:
U.S. Asset Management and Accumulation	$370.1	$2,354.0	$2,094.8	$112.0	$878.7
International Asset Management and Accumulation	241.0	191.5	357.3	3.1	109.0
Life and Health Insurance	3,096.6	662.3	2,514.7	95.7	890.7
Mortgage Banking	—	—	—	—	16.7
Corporate and Other	2.3	16.2	(7.3)	—	60.0

Total	$3,710.0	$3,224.0	$4,959.5	$210.8	$1,955.1

2003:
U.S. Asset Management and Accumulation	$420.0	$2,369.0	$2,139.7	$82.5	$839.7
International Asset Management and Accumulation	191.7	137.4	263.6	(4.0)	101.8
Life and Health Insurance	3,019.0	656.5	2,457.7	61.5	826.5
Mortgage Banking	—	—	—	—	29.3
Corporate and Other	—	66.5	(5.2)	—	61.4

Total	$3,630.7	$3,229.4	$4,855.8	$140.0	$1,858.7

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

Schedule IV — Reinsurance

As of December 31, 2005, 2004 and 2003 and for each of the years then ended

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2005:
Life insurance in force	$197,690.3	$48,189.7	$2,895.1	$152,395.7	1.9%

Premiums:
Life insurance	$1,571.7	$82.7	$56.6	$1,545.6	3.7%
Accident and health insurance	2,642.9	213.5	—	2,429.4	—%

Total	$4,214.6	$296.2	$56.6	$3,975.0	1.4%

2004:
Life insurance in force	$180,343.5	$41,765.8	$2,566.2	$141,143.9	1.8%

Premiums:
Life insurance	$1,479.3	$69.2	$67.0	$1,477.1	4.5%
Accident and health insurance	2,455.5	222.6	—	2,232.9	—%

Total	$3,934.8	$291.8	$67.0	$3,710.0	1.8%

2003:
Life insurance in force	$166,910.7	$33,934.0	$2,317.0	$135,293.7	1.7%

Premiums:
Life insurance	$1,442.0	$64.7	$118.8	$1,496.1	7.9%
Accident and health insurance	2,359.8	225.2	—	2,134.6	—%

Total	$3,801.8	$289.9	$118.8	$3,630.7	3.3%

Exhibit Index

Exhibit Number	Description	Page
2.1	Plan of Conversion(1)
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc.(2)
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)(3)
3.2	Form of By-Laws of Principal Financial Group, Inc. (included in Exhibit 2.1)(3)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share(1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.(3)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.(3)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock.(3)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock.(3)
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001(4)
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005(5)
10.1	Principal Financial Group, Inc. Stock Incentive Plan(6)
10.1.1	Form of Restricted Stock Unit Award Agreement(7)
10.1.2	Form of Stock Option Award Agreement†(7)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan(8)
10.2	Principal Financial Group Long-Term Performance Plan(1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002(4)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002(9)
10.5	Principal Financial Group, Inc. Annual Incentive Plan(5)
10.6	Summary of Standard Compensatory Arrangement for Non-Employee Members of the Principal Financial Group, Inc. Board of Directors(5)
10.7	Principal Financial Group, Inc. Directors Stock Plan(1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan(8)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.(10)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004(11)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan(10)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003(11)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees(10)
10.11	Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12	Change-of-Control Supplement and Amendment to Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)

10.13	Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive(1)
10.14	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.(12)
10.15	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association(1)
12	Computation of Earnings to Fixed Charges Ratio(10)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2004(10)
23	Consent of Independent Registered Public Accounting Firm(10)
31.1	Certification of J. Barry Griswell(10)
31.2	Certification of Michael H. Gersie(10)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — J. Barry Griswell(10)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Michael H. Gersie(10)

(1)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

(2)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-16725).

(3)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on June 17, 2005 (Commission File No. 1-16725).

(4)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-16725).

(5)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-16725).

(6)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-16725).

(7)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 1-16725).

(8)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (Commission File No. 1-16725).

(9)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-16725).

(10)
Filed herewith.

(11)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-16725).

(12)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 1-16725).

QuickLinks

PRINCIPAL FINANCIAL GROUP, INC. TABLE OF CONTENTS
  PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  PART IV
  Item 15. Exhibits and Financial Statement Schedules
Signatures
Schedule I — Summary of Investments — Other Than Investments in Related Parties As of December 31, 2005
Exhibit Index