Form 10-Q
period 2006-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2006-05-04
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer       ☒   Accelerated Filer           ☐            Non-accelerated Filer          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 26, 2006 was 276,975,346.

PRINCIPAL FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2006	December 31, 2005
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$42,516.4	$42,117.2
Fixed maturities, trading	165.8	113.2
Equity securities, available-for-sale	722.4	724.4
Equity securities, trading	95.6	90.3
Mortgage loans	11,326.7	11,484.3
Real estate	1,009.8	999.4
Policy loans	838.0	827.7
Other investments	1,199.8	1,113.5
Total investments	57,874.5	57,470.0
Cash and cash equivalents	1,608.2	1,641.3
Accrued investment income	700.1	682.7
Premiums due and other receivables	673.6	592.7
Deferred policy acquisition costs	2,308.1	2,174.1
Property and equipment	420.6	419.8
Goodwill	299.2	282.3
Other intangibles	209.3	202.6
Separate account assets	66,343.4	62,070.0
Other assets	1,537.5	1,499.9
Total assets	$131,974.5	$127,035.4
Liabilities
Contractholder funds	$34,552.3	$33,612.1
Future policy benefits and claims	16,894.3	16,825.5
Other policyholder funds	653.3	657.1
Short-term debt	396.4	476.4
Long-term debt	893.6	898.8
Income taxes currently payable	0.5	—
Deferred income taxes	711.6	974.8
Separate account liabilities	66,343.4	62,070.0
Other liabilities	3,930.4	3,713.5
Total liabilities	$124,375.8	$119,228.2

Principal Financial Group, Inc.

Consolidated Statements of Financial Position (continued)

	March 31, 2006	December 31, 2005
	(Unaudited)
	(in millions)
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2006 and 2005	$—	$—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2006 and 2005	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 381.7 million and 381.3 million shares issued, and 277.6 million and 280.6 million shares outstanding in 2006 and 2005, respectively	3.8	3.8
Additional paid-in capital	8,024.8	8,000.0
Retained earnings	2,294.3	2,008.6
Accumulated other comprehensive income	639.3	994.8
Treasury stock, at cost (104.1 million and 100.7 million shares in 2006 and 2005, respectively)	(3,363.6)	(3,200.1)
Total stockholders’ equity	7,598.7	7,807.2
Total liabilities and stockholders’ equity	$131,974.5	$127,035.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2006	2005
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,041.8	$934.1
Fees and other revenues	448.8	417.2
Net investment income	852.2	793.9
Net realized/unrealized capital gains (losses)	48.9	(1.5)
Total revenues	2,391.7	2,143.7
Expenses
Benefits, claims, and settlement expenses	1,341.8	1,234.3
Dividends to policyholders	71.9	72.9
Operating expenses	604.4	556.9
Total expenses	2,018.1	1,864.1
Income from continuing operations before income taxes	373.6	279.6
Income taxes	79.7	74.7
Income from continuing operations, net of related income taxes	293.9	204.9
Income from discontinued operations, net of related income taxes	—	0.6
Net income	293.9	205.5
Preferred stock dividends	8.2	—
Net income available to common stockholders	$285.7	$205.5

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$1.02	$0.68
Income from discontinued operations, net of related income taxes	—	0.01
Net income	$1.02	$0.69
Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$1.01	$0.68
Income from discontinued operations, net of related income taxes	—	—
Net income	$1.01	$0.68

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2005	$—	$—	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3
Common stock issued	—	—	—	13.7	—	—	—	13.7
Stock-based compensation, and additional related tax benefits	—	—	—	11.1	—	—	—	11.1
Treasury stock acquired, common	—	—	—	—	—	—	(164.6)	(164.6)
Comprehensive loss:	—	—
Net income	—	—	—	—	205.5	—	—	205.5
Net unrealized losses	—	—	—	—	—	(406.7)	—	(406.7)
Provision for deferred income taxes	—	—	—	—	—	147.8	—	147.8
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(8.0)	—	(8.0)
Comprehensive loss								(61.4)
Balances at March 31, 2005	$—	$—	$3.8	$7,294.2	$1,495.0	$1,046.4	$(2,496.3)	$7,343.1

Balances at January 1, 2006	$—	$0.1	$3.8	$8,000.0	$2,008.6	$994.8	$(3,200.1)	$7,807.2
Common stock issued	—	—	—	11.7	—	—	—	11.7
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.4	—	—	—	0.4
Stock-based compensation, and additional related tax benefits	—	—	—	12.7	—	—	—	12.7
Treasury stock acquired, common	—	—	—	—	—	—	(163.5)	(163.5)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	(8.2)
Comprehensive loss:
Net income	—	—	—	—	293.9	—	—	293.9
Net unrealized losses	—	—	—	—	—	(533.9)	—	(533.9)
Provision for deferred income taxes	—	—	—	—	—	181.1	—	181.1
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(2.7)	—	(2.7)
Comprehensive loss								(61.6)
Balances at March 31, 2006	$—	$0.1	$3.8	$8,024.8	$2,294.3	$639.3	$(3,363.6)	$7,598.7

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For three months ended March 31,
	2006	2005
		(As Restated - See Note 1)
	(in millions)
Operating activities
Net income	$293.9	$205.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of related income taxes	—	(0.6)
Amortization of deferred policy acquisition costs	71.8	62.2
Additions to deferred policy acquisition costs	(120.5)	(127.7)
Accrued investment income	(17.4)	2.5
Net cash flows from trading securities	(55.9)	—
Premiums due and other receivables	(15.8)	6.3
Contractholder and policyholder liabilities and dividends	282.1	389.7
Current and deferred income taxes	36.3	(417.6)
Net realized/unrealized capital (gains) losses	(48.9)	1.5
Depreciation and amortization expense	23.4	25.3
Mortgage loans held for sale, acquired or originated	(209.6)	(476.5)
Mortgage loans held for sale, sold or repaid, net of gain	339.7	416.2
Real estate acquired through operating activities	(4.9)	(15.5)
Real estate sold through operating activities	0.9	0.7
Stock-based compensation	12.3	11.2
Other	(162.0)	(161.4)
Net adjustments	131.5	(283.7)
Net cash provided by (used in) operating activities	425.4	(78.2)
Investing activities
Available-for-sale securities:
Purchases	(2,390.3)	(1,979.8)
Sales	373.3	468.5
Maturities	947.3	1,296.5
Mortgage loans acquired or originated	(593.5)	(539.5)
Mortgage loans sold or repaid	609.0	478.4
Real estate acquired	(13.1)	(9.8)
Real estate sold	0.9	63.8
Net purchases of property and equipment	(12.5)	(21.6)
Purchases of interest in subsidiaries, net of cash acquired	(5.5)	(52.9)
Net change in other investments	96.8	(3.0)
Net cash used in investing activities	$(987.6)	$(299.4)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the three months ended, March 31,
	2006	2005
		(As Restated - See Note 1)
	(in millions)
Financing activities
Issuance of common stock	$11.7	$13.7
Acquisition and sales of treasury stock, net	(163.5)	(164.6)
Proceeds from financing element derivatives	40.6	42.8
Payments for financing element derivatives	(38.3)	(31.1)
Excess tax benefits from share-based payment arrangements	0.6	—
Dividends to preferred stockholders	(8.2)	—
Issuance of long-term debt	0.2	7.7
Principal repayments of long-term debt	(0.6)	(0.8)
Net proceeds (repayments) of short-term borrowings	(78.8)	477.1
Investment contract deposits	2,760.6	2,036.8
Investment contract withdrawals	(2,012.5)	(1,905.3)
Net increase (decrease) in banking operation deposits	17.3	(4.4)
Net cash provided by financing activities	529.1	471.9
Discontinued operations
Net cash provided by operating activities	—	1.7
Net cash provided by discontinued operations	—	1.7
Net increase (decrease) in cash and cash equivalents	(33.1)	96.0
Cash and cash equivalents at beginning of period	1,641.3	452.2
Cash and cash equivalents at end of period	$1,608.2	$548.5
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$1.9
At end of period	$—	$3.6

See accompanying notes

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIE”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2005, included in our Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position at December 31, 2005, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Restatement

For the year ended December 31, 2005, we separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations, which in the prior interim periods were excluded from the statement of cash flows. We have restated the statements of cash flows for the interim periods of 2005 to include and separately disclose the operating, investing, and financing portions of the cash flows attributable to our discontinued operations.

Recent Accounting Pronouncements

On March 17, 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). This Statement (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale (“AFS”) securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other AFS securities, provided the AFS securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. The initial measurement requirements of this statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006. The election related to the subsequent measurement of servicing assets and liabilities is also effective the first fiscal year beginning after September 15, 2006. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123 and amends SFAS No. 95, Statement of Cash Flows. On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, we adopted SFAS 123R effective January 1, 2006 using the modified-prospective method.

It is appropriate to recognize compensation cost either immediately for stock awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period. Our approach was to follow the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement). For any awards that are granted after our adoption of SFAS 123R on January 1, 2006, we recognize compensation cost through the period that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. If we had applied the nonsubstantive vesting provisions of SFAS 123R to awards granted prior to January 1, 2006, our consolidated financial statements would not have been materially impacted.

SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the company cannot estimate what those amounts will be in the future, (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for the three months ended March 31, 2006, for such excess tax deductions, was $0.6 million.

Under the modified-prospective method, any excess income tax deduction realized for awards accounted for under SFAS 123R (regardless of the type of award or the jurisdiction in which the tax benefit is generated) is eligible to absorb write-offs of deferred income tax assets for any awards accounted for under SFAS 123R. SFAS 123R does not require separate pools of excess income tax benefits for separate types of awards, rather the excess income tax benefits of employee and nonemployee awards may be combined in a single pool of excess tax benefits. Our policy is to pool the employee and nonemployee awards together in this manner. Deferred income tax asset write-offs resulting from deficient deductions on employee awards may be offset against previous excess income tax benefits arising from nonemployee awards, and vice versa.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

This Statement did not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. In addition, any stock options granted prior to January 1, 2002 were fully vested at the time of adoption of SFAS 123R. We use the Black-Scholes formula to estimate the value of stock options granted to employees. We applied the prospective method of transition as prescribed by SFAS 123 when we elected to begin expensing stock-based compensation in 2002. The cumulative effect of the change in accounting principle as a result of adopting this Statement is immaterial. Therefore, the pre-tax cumulative effect of the change in accounting principle is reflected in operating expenses.

Separate Accounts

As of March 31, 2006 and December 31, 2005, the separate accounts include a separate account valued at $713.1 million and $726.6 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Federal Income Taxes

The effective income tax rate on income from continuing operations for the three months ended March 31, 2006 is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received, a favorable court ruling on a contested Internal Revenue Service issue for 1991 and later years, and interest exclusion from taxable income. The effective income tax rate on income from continuing operations for the three months ended March 31, 2005 is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

3. Employee and Agent Benefits

Effective January 1, 2006, we made changes to our retirement program, including the Principal Select Saving Plan (“401(k)”), the Principal Pension Plan (“Pension Plan”) and the corresponding nonqualified plans. The qualified and nonqualified pension plans’ changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors, and the removal of the cost of living adjustments for traditional benefits earned after January 1, 2006. The qualified and nonqualified 401(k) plans’ company match increased from 50% of a 6% deferral to 75% of an 8% deferral. The Pension Plan changes reduced the Pension Plan expense in 2006, while the 401(k) changes increased the 401(k) expense.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

3. Employee and Agent Benefits (continued)

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended March 31,		For the three months ended March 31,
	2006	2005	2006	2005
	(in millions)
Service cost	$11.7	$12.4	$2.4	$2.5
Interest cost	20.4	19.4	4.0	4.2
Expected return on plan assets	(26.3)	(24.1)	(8.1)	(7.3)
Amortization of prior service cost (benefit)	(2.2)	0.4	(0.6)	(0.6)
Recognized net actuarial loss	5.1	4.1	—	0.1
Net periodic benefit cost	$8.7	$12.2	$(2.3)	$(1.1)

Contributions

We anticipate contributing $0.4 million in 2006 to fund our other postretirement benefit plans. We contributed $0.1 million during the three months ended March 31, 2006.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2006 will be zero so we will not be required to fund the qualified pension plan during 2006. However, it is possible that we may fund the qualified and nonqualified plans in 2006 in the range of $10.0 million to $50.0 million. During the three months ended March 31, 2006, no contributions were made to the plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

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

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life Insurance Company, Inc. (“Principal Life”) and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa. On July 22, 2005, the plaintiff’s motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted. On September 21, 2005, the plaintiff’s motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United State Court of Appeals for the Eighth Circuit.

A lawsuit was filed against us, Principal Life, and Principal Financial Services, Inc. in the United States District Court for the Southern District of Iowa on October 31, 2005, but the plaintiff dismissed the case without prejudice on March 17, 2006. The claims and allegations in the lawsuit were substantially the same as those in the December 23, 2004 lawsuit, but the proposed class was limited to those members of the settlement class in the Principal Life sales practices class action settlement who did not own annuities and who received demutualization consideration in the form of cash under the plan of demutualization.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2005 through 2019. The maximum exposure under these agreements as of March 31, 2006, was approximately $174.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $179.0 million as of March 31, 2006). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry.

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group. The claims aggregated approximately A$50.0 million Australian dollars (approximately U.S. $36.0 million as of March 31, 2006) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $32.0 million as of March 31, 2006) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”). FITB is an asset used in calculating unit pricing of funds. Westpac claimed that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that, as a result, fund values were overstated.

The claims made by Westpac related to both indemnifications were settled and paid by us in 2006. This settlement did not have a material impact on net income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

4. Contingencies, Guarantees and Indemnifications (continued)

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of Principal Residential Mortgage, Inc. and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such indemnifications is not material.

5. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A Preferred Stock	Series B Preferred Stock	Common Stock
	(in millions)
Outstanding shares at January 1, 2005	—	—	300.6
Shares issued	—	—	0.4
Treasury stock acquired	—	—	(4.2)
Outstanding shares at March 31, 2005	—	—	296.8

Outstanding shares at January 1, 2006	3.0	10.0	280.6
Shares issued	—	—	0.4
Treasury stock acquired	—	—	(3.4)
Outstanding shares at March 31, 2006	3.0	10.0	277.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

6. Comprehensive Loss

Comprehensive loss is as follows:

	For the three months ended March 31,
	2006	2005
	(in millions)
Comprehensive loss:
Net income	$293.9	$205.5
Net change in unrealized gains and losses on fixed maturities, available-for-sale	(743.3)	(532.5)
Net change in unrealized gains and losses on equity securities, available-for-sale	1.3	(6.3)
Net change in unrealized gains and losses on equity method subsidiaries and minority interest adjustments	69.5	0.3
Adjustments for assumed changes in amortization patterns:
Deferred policy acquisition costs	87.7	43.6
Sales inducements	4.5	3.6
Unearned revenue reserves	(3.8)	7.1
Net change in unrealized gains and losses on derivative instruments	16.5	24.6
Adjustments to unrealized gains and losses for Closed Block policyholder dividend obligation	33.7	52.9
Change in net foreign currency translation adjustment	1.4	(9.0)
Provision for deferred income tax benefit	177.0	148.8
Comprehensive loss	$(61.6)	$(61.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

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

Management uses segment operating earnings for goal setting, determining employee compensation and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and include operating revenues from real estate properties that qualify for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of income tax allocation. The Corporate and Other segment functions to absorb the risk inherent in interpreting and applying tax law. The segments are allocated tax adjustments consistent with our tax position. The Corporate and Other segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

7. Segment Information (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2006	December 31, 2005
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$108,307.9	$103,506.1
International Asset Management and Accumulation	6,978.7	6,856.2
Life and Health Insurance	14,090.4	14,080.2
Corporate and Other	2,597.5	2,592.9
Total consolidated assets	$131,974.5	$127,035.4

	For the three months ended March 31,
	2006	2005
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$1,049.8	$957.3
International Asset Management and Accumulation	143.4	132.8
Life and Health Insurance	1,159.6	1,068.6
Corporate and Other	(9.7)	(10.1)
Total segment operating revenues	2,343.1	2,148.6
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	48.6	(4.0)
Subtract:
Operating revenues from discontinued real estate investments	—	0.9
Total revenues per consolidated statements of operations	$2,391.7	$2,143.7
Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$157.8	$138.6
International Asset Management and Accumulation	17.6	9.5
Life and Health Insurance	70.4	69.5
Corporate and Other	(5.6)	(8.4)
Total segment operating earnings, net of related income taxes	240.2	209.2
Net realized/unrealized capital gains (losses), as adjusted	24.9	(3.7)
Other after-tax adjustments (1)	20.6	—
Net income available to common stockholders per consolidated statements of operations	$285.7	$205.5

(1)                                  In 2006, other after-tax adjustments of $20.6 million included the positive effect of a favorable court ruling on a contested IRS issue.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

8. Stock-Based Compensation Plans

As of March 31, 2006, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan. As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan (“Stock-Based Compensation Plans”). Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock, or performance units.

As of March 31, 2006, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 21.5 million.

The compensation cost that was charged against income for the Stock-Based Compensation Plans was $11.6 million and  $7.3 million, and the related income tax benefit recognized in the income statement was $3.4 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. For awards with graded vesting, we use an accelerated expense attribution method. The total compensation cost capitalized as part of the cost of an asset was $0.9 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

Nonqualified Stock Options

We issue nonqualified stock options under the 2005 Directors Stock Plan, Directors Stock Plan, 2005 Stock Incentive Plan, and Stock Incentive Plan. Nonqualified stock options are treated as an equity award.

Non-qualified stock options were granted to certain employees under the Stock Incentive Plan and the 2005 Stock Incentive Plan. Total options granted under the Stock Incentive Plan and the 2005 Stock Incentive Plan were 2.1 million and 2.7 million for the three months ended March 31, 2006 and 2005, respectively. Options outstanding under the Stock Incentive Plan and the 2005 Stock Incentive Plan were granted at an exercise price equal to the market value of our common stock on the date of grant, and expire ten years after the grant date. These options are treated as an equity award and have graded or cliff vesting over a three-year period.

Non-qualified stock options granted under the Directors stock plans have an exercise price equal to the fair market value of the common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director’s full term of office expires. There were no options granted during the three months ended March 31, 2006 or 2005.

The fair value of stock options is estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. Due to our limited public company history, we use peer data to estimate option exercise and employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on peer data and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury risk free interest rate in effect at the time of grant.

Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2006 was $6.1 million. The actual tax benefits realized for the tax deductions for option exercise of the share-based payment arrangements were $3.4 million for the three months ended March 31, 2006.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

8. Stock-Based Compensation Plans (continued).

The following is a summary of assumptions for the stock options:

	For the three months ended March 31,
Options	2006	2005
Dividend yield	1.32%	1.41%
Expected volatility	16.2%	19.1%
Risk-free interest rate	4.6%	4.1%
Expected life (in years)	6	6

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2006 and 2005, using the Black-Scholes option valuation model was $11.40 and  $9.17 per share, respectively.

The following is a summary of the status of all of our stock option plans for the three months ended March 31, 2006:

		Weighted-average	Intrinsic
	Number of options	exercise price	Value
	(in millions)		(in millions)
Options outstanding at January 1, 2006	7.8	$33.06
Granted	2.1	49.25
Exercised	0.2	29.44
Canceled	—	—
Options outstanding at March 31, 2006	9.7	$36.62	$117.7
Vested or expected to vest at March 31, 2006	9.2	$36.20	$116.2
Options exercisable at March 31, 2006	5.2	$30.86	$93.1

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $4.1 million and $3.3 million, respectively.

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of March 31, 2006.

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$22.33 - $28.93	3.0	6
$29.10 - $35.54	0.3	7
$35.73 - $44.13	4.3	8
$46.40 - $49.25	2.1	10
$22.33 - $49.25	9.7	8

The weighted-average remaining contractual lives for stock options exercisable is approximately 7 years as of March 31, 2006.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

8. Stock-Based Compensation Plans (continued)

Performance Share Awards

Beginning in 2006, we granted performance share awards to certain employees. The performance share awards are treated as an equity award and cliff vest at the end of the service period. The performance shares earned, and paid in shares, depend upon the participant’s continued employment through the performance period and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited and no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. As of March 31, 2006, there were $37.2 million of total unrecognized compensation costs related to nonvested  performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 3 years.

The fair value of performance share awards is determined based on the closing stock price of our shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during the three months ended March 31, 2006 was $49.25. Because no performance share awards vested, the intrinsic value is $0.0 million for the three months ended March 31, 2006.

The following is a summary of activity for the nonvested performance share awards:

	Number of performance share awards	Weighted-average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2006	—	$—
Granted	0.8	49.25
Vested	—	—
Forfeited	—	—
Nonvested performance share awards at March 31, 2006	0.8	$49.25

Restricted Stock Units

We issue restricted stock units under the 2005 Directors Stock Plan, Directors Stock Plan, 2005 Stock Incentive Plan, and Stock Incentive Plan. Restricted stock units are treated as an equity award. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. There is no maximum contractual term on these awards.

Restricted stock units were issued to certain employees and agents pursuant to the Stock Incentive Plan and 2005 Stock Incentive Plan. Under these plans, awards have a graded or cliff vesting over a three-year service period. When service for the Company ceases, all vesting stops and unvested units are forfeited.

Beginning in 2005, pursuant to the 2005 Directors Stock Plan, restricted stock units are now granted to each director in office immediately following each annual meeting of stockholders and to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Prior to this time, awards of restricted stock units were granted pursuant to the Directors Stock Plan on the date of each Board member’s election or re-election date. Under the 2005 Directors Stock Plan, awards are granted on an annual basis and cliff vest over the one-year service period. Non-vested awards under the prior plan have graded vesting over a three-year service period. When service to the Company ceases, all vesting stops and unvested units are forfeited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

8. Stock-Based Compensation Plans (continued)

For the three months ended March 31, 2006 and 2005, 0.2 million and 0.4 million restricted stock units were granted, respectively. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2006 and 2005 was  $49.23 and  $39.02, respectively.

As of March 31, 2006, there were $19.5 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 2 years. The total intrinsic value of restricted stock units vested during the three months ended March 31, 2006 and 2005 was $3.4 million and $0.9 million, respectively.

The following is a summary of activity for the nonvested restricted stock units:

	Number of restricted stock units	Weighted-average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2006	0.9	$36.71
Granted	0.2	49.23
Vested	0.1	37.28
Forfeited	—	39.16
Nonvested restricted stock units at March 31, 2006	1.0	$39.04

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares’ fair market value as of the beginning or end of the quarter, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares during the three months ended March 31, 2006 and 2005.

We recognize compensation expense for the fair value of the 15% discount granted to employees participating in the employee stock purchase plan in the quarter of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of stock purchased during the three months ended March 31, 2006 and 2005 was $8.23 and $5.77, respectively. The total intrinsic value of the Employee Stock Purchase Plan settled during the three months ended March 31, 2006 and 2005 was $2.2 million and $1.6 million, respectively.

The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of March 31, 2006, a total of 3.7 million of new shares are available to be made issuable by us for this plan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

8. Stock-Based Compensation Plans (continued)

Long-Term Performance Plan

We also maintain the Long-Term Performance Plan, which provides the opportunity for eligible executives to receive additional awards if specified minimum corporate performance objectives are achieved over a three-year period. This plan utilizes stock as an option for payment and is treated as a liability award during vesting and a liability award or equity award subsequent to vesting, based on the participant payment election. Effective with stockholder approval of the 2005 Stock Incentive Plan, no further grants will be made under the Long-Term Performance Plan, and any future awards earned under the Long-Term Performance Plan will be issued under the 2005 Stock Incentive Plan. As of the year ended December 31, 2005, all awards under this plan were fully vested and no awards were granted under this plan in 2006 or 2005. There is no maximum contractual term on these awards.

The amount of cash used to settle Long-Term Performance Plan units granted was $10.6 million and $6.1 million for the three months ended March 31, 2006 and 2005, respectively. The total intrinsic value of Long-Term Performance Plan units settled during the three months ended March 31, 2006 and 2005 was $11.1 million and $6.3 million, respectively.

The fair value of Long-Term Performance Plan liability units is determined as of each reporting period based on the Black-Scholes option pricing model that uses the assumptions noted in the following table:

Long-Term Performance Plan	For the three months ended March 31, 2006
Dividend yield	—%
Expected volatility	12.3%
Risk-free interest rate	4.7%
Expected life (in years)	3

Stock Appreciation Rights

In 2004 and 2003, stock appreciation rights were issued to agents meeting certain production requirements. Since our stock appreciation rights settle in cash, they are treated as a liability award and have graded vesting over a three-year-period. The maximum contractual term is ten years. There were no stock appreciation rights granted during the three months ended March 31, 2006 and 2005, respectively. The amount of cash used to settle stock appreciation rights granted was $0.1 million and $0.0 million for the three months ended March 31, 2006 and 2005, respectively.

The fair value of each stock appreciation right is estimated for each reporting period using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. We use historical data and other factors to estimate exercise and employee termination within the valuation model. The expected term of stock appreciation rights granted represents the period of time that stock appreciation rights granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury risk free interest rate in effect at the time of measurement.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

8. Stock-Based Compensation Plans (continued)

The following is a summary of assumptions for the stock appreciation rights:

Stock Appreciation Rights	For the three months ended March 31, 2006
Dividend yield	1.31%
Expected volatility	14.3%
Risk-free interest rate	4.7%
Expected life (in years)	4

As of March 31, 2006, there were $0.0 million of total unrecognized compensation costs related to nonvested stock appreciation rights awards granted under these plans. The weighted-average estimated fair value of stock appreciation rights outstanding during the three months ended March 31, 2006, using the Black-Scholes option valuation model was $20.25 per share. For periods prior to adoption of SFAS 123R, we valued stock appreciation rights using the intrinsic value method. The total intrinsic value of stock appreciation rights exercised during the three months ended March 31, 2006 and 2005 was $0.1 million and $0.0 million, respectively.

9. Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For three months ended
	March 31,
	2006	2005
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$293.9	$204.9
Subtract:
Preferred stock dividends	8.2	—
Income from continuing operations available to common stockholders, net of related income taxes	$285.7	$204.9
Weighted-average shares outstanding:
Basic	279.4	299.5
Dilutive effects:
Stock options	1.9	1.4
Restricted stock units	0.6	0.3
Diluted	281.9	301.2
Income from continuing operations per common share:
Basic	$1.02	$0.68
Diluted	$1.01	$0.68

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information

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

The following tables set forth condensed consolidating financial information of Principal Life and Principal Financial Group, Inc. as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$39,077.6	$4,196.0	$(757.2)	$42,516.4
Fixed maturities, trading	—	29.2	136.6	—	165.8
Equity securities, available-for-sale	—	647.7	74.7	—	722.4
Equity securities, trading	—	9.6	86.0	—	95.6
Mortgage loans	—	9,431.4	2,227.9	(332.6)	11,326.7
Real estate	—	425.0	584.8	—	1,009.8
Policy loans	—	838.0	—	—	838.0
Investment in unconsolidated entities	7,054.1	303.5	4,787.1	(11,840.8)	303.9
Other investments	10.0	2,290.1	123.3	(1,527.5)	895.9
Cash and cash equivalents	112.3	888.5	640.5	(33.1)	1,608.2
Accrued investment income	—	647.5	58.1	(5.5)	700.1
Premiums due and other receivables	425.0	660.0	124.5	(535.9)	673.6
Deferred policy acquisition costs	—	2,195.7	112.4	—	2,308.1
Property and equipment	—	398.5	22.1	—	420.6
Goodwill	—	77.2	222.0	—	299.2
Other intangibles	—	39.2	170.1	—	209.3
Separate account assets	—	62,834.1	3,516.2	(6.9)	66,343.4
Other assets	—	1,090.1	226.2	(221.2)	1,537.5
Total assets	$7,601.4	$121,882.9	$17,308.5	$(14,818.3)	$131,974.5
Liabilities
Contractholder funds	$—	$34,737.2	$13.9	$(198.8)	$34,552.3
Future policy benefits and claims	—	14,718.7	2,175.6	—	16,894.3
Other policyholder funds	—	649.9	3.4	—	653.3
Short-term debt	—	147.6	337.3	(88.5)	396.4
Long-term debt	—	247.5	1,305.2	(659.1)	893.6
Income taxes currently payable	(1.7)	(303.4)	24.9	280.7	0.5
Deferred income taxes	2.4	483.2	222.8	3.2	711.6
Separate account liabilities	—	62,834.1	3,516.2	(6.9)	66,343.4
Other liabilities	2.0	1,829.4	2,655.1	(556.1)	3,930.4
Total liabilities	2.7	115,344.2	10,254.4	(1,225.5)	124,375.8
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,024.8	5,365.1	7,082.8	(12,447.9)	8,024.8
Retained earnings (deficit)	2,294.3	720.7	(661.5)	(59.2)	2,294.3
Accumulated other comprehensive income	639.3	450.4	632.8	(1,083.2)	639.3
Treasury stock, at cost	(3,363.6)	—	—	—	(3,363.6)
Total stockholders’ equity	7,598.7	6,538.7	7,054.1	(13,592.8)	7,598.7
Total liabilities and stockholders’ equity	$7,601.4	$121,882.9	$17,308.5	$(14,818.3)	$131,974.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$38,886.6	$3,896.5	$(665.9)	$42,117.2
Fixed maturities, trading	—	18.9	94.3	—	113.2
Equity securities, available-for-sale	—	658.8	65.6	—	724.4
Equity securities, trading	—	—	90.3	—	90.3
Mortgage loans	—	9,448.9	2,365.5	(330.1)	11,484.3
Real estate	—	412.8	586.6	—	999.4
Policy loans	—	827.7	—	—	827.7
Investment in unconsolidated entities	7,784.2	275.6	5,515.1	(13,311.0)	263.9
Other investments	—	2,041.8	129.6	(1,321.8)	849.6
Cash and cash equivalents	21.6	1,261.9	542.3	(184.5)	1,641.3
Accrued investment income	—	638.8	48.5	(4.6)	682.7
Premiums due and other receivables	—	589.2	112.7	(109.2)	592.7
Deferred policy acquisition costs	—	2,069.9	104.2	—	2,174.1
Property and equipment	—	397.2	22.6	—	419.8
Goodwill	—	50.4	231.9	—	282.3
Other intangibles	—	39.2	163.4	—	202.6
Separate account assets	—	58,670.7	3,415.5	(16.2)	62,070.0
Other assets	3.5	1,361.4	258.1	(123.1)	1,499.9
Total assets	$7,809.3	$117,649.8	$17,642.7	$(16,066.4)	$127,035.4
Liabilities
Contractholder funds	$—	$33,797.0	$13.5	$(198.4)	$33,612.1
Future policy benefits and claims	—	14,650.3	2,175.2	—	16,825.5
Other policyholder funds	—	654.1	3.0	—	657.1
Short-term debt	—	—	565.6	(89.2)	476.4
Long-term debt	—	241.9	1,223.9	(567.0)	898.8
Income taxes currently payable	—	—	0.3	(0.3)	—
Deferred income taxes	—	753.1	237.1	(15.4)	974.8
Separate account liabilities	—	58,670.7	3,415.5	(16.2)	62,070.0
Other liabilities	2.1	1,800.1	2,224.4	(313.1)	3,713.5
Total liabilities	2.1	110,567.2	9,858.5	(1,199.6)	119,228.2
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Serice B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,000.0	5,354.8	7,071.3	(12,426.1)	8,000.0
Retained earnings (deficit)	2,008.6	870.4	(281.9)	(588.5)	2,008.6
Accumulated other comprehensive income	994.8	854.9	994.8	(1,849.7)	994.8
Treasury stock, at cost	(3,200.1)	—	—	—	(3,200.1)
Total stockholders’ equity	7,807.2	7,082.6	7,784.2	(14,866.8)	7,807.2
Total liabilities and stockholders’ equity	$7,809.3	$117,649.8	$17,642.7	$(16,066.4)	$127,035.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$967.2	$74.6	$—	$1,041.8
Fees and other revenues	—	312.8	204.9	(68.9)	448.8
Net investment income	0.3	769.2	88.9	(6.2)	852.2
Net realized/unrealized capital gains	—	—	49.3	(0.4)	48.9
Total revenues	0.3	2,049.2	417.7	(75.5)	2,391.7
Expenses
Benefits, claims, and settlement expenses	—	1,249.4	95.6	(3.2)	1,341.8
Dividends to policyholders	—	71.9	—	—	71.9
Operating expenses	2.7	466.9	193.2	(58.4)	604.4
Total expenses	2.7	1,788.2	288.8	(61.6)	2,018.1

Income (loss) from continuing operations before income taxes	(2.4)	261.0	128.9	(13.9)	373.6

Income taxes (benefits)	(0.9)	49.1	31.9	(0.4)	79.7
Equity in the net income of subsidiaries	295.4	63.3	198.4	(557.1)	—

Net income	293.9	275.2	295.4	(570.6)	293.9
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$285.7	$275.2	$295.4	$(570.6)	$285.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$846.7	$87.4	$—	$934.1
Fees and other revenues	—	286.3	194.5	(63.6)	417.2
Net investment income	0.6	738.6	50.8	3.9	793.9
Net realized/unrealized capital losses	—	(1.7)	(0.1)	0.3	(1.5)
Total revenues	0.6	1,869.9	332.6	(59.4)	2,143.7
Expenses
Benefits, claims, and settlement expenses	—	1,139.9	97.1	(2.7)	1,234.3
Dividends to policyholders	—	72.9	—	—	72.9
Operating expenses	3.0	425.6	184.1	(55.8)	556.9
Total expenses	3.0	1,638.4	281.2	(58.5)	1,864.1

Income (loss) from continuing operations before income taxes	(2.4)	231.5	51.4	(0.9)	279.6

Income taxes (benefits)	(1.4)	59.0	16.8	0.3	74.7
Equity in the net income of subsidiaries, excluding discontinued operations	205.9	26.8	171.3	(404.0)	—
Income from continuing operations, net of related income taxes	204.9	199.3	205.9	(405.2)	204.9
Income from discontinued operations, net of related income taxes	0.6	0.6	0.6	(1.2)	0.6
Net income	$205.5	$199.9	$206.5	$(406.4)	$205.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(0.5)	$310.3	$(112.1)	$227.7	$425.4
Investing activities
Available-for-sale securities:
Purchases	—	(2,046.5)	(348.0)	4.2	(2,390.3)
Sales	—	187.6	185.7	—	373.3
Maturities	—	893.5	53.8	—	947.3
Mortgage loans acquired or originated	—	(556.1)	(63.2)	25.8	(593.5)
Mortgage loans sold or repaid	—	571.6	60.7	(23.3)	609.0
Real estate acquired	—	(10.1)	(3.0)	—	(13.1)
Real estate sold	—	0.1	0.8	—	0.9
Net purchases of property and equipment	—	(9.6)	(2.9)	—	(12.5)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(5.5)	—	(5.5)
Dividends received from (contributions to) unconsolidated entities	250.0	(190.5)	425.0	484.5	—
Net change in other investments	1.2	(2.6)	89.8	8.4	96.8
Net cash provided by (used in) investing activities	$251.2	$(1,162.6)	$393.2	$(469.4)	$(987.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$11.7	$—	$—	$—	$11.7
Acquisition of treasury stock, net	(163.5)	—	—	—	(163.5)
Proceeds from financing element derivatives	—	40.6	—	—	40.6
Payments for financing element derivatives	—	(38.3)	—	—	(38.3)
Excess tax benefits from share-based payment arrangements	—	0.4	0.2	—	0.6
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	5.6	86.7	(92.1)	0.2
Principal repayments of long-term debt	—	(0.1)	(0.5)	—	(0.6)
Net proceeds (repayments) of short-term borrowings	—	147.6	(227.1)	0.7	(78.8)
Capital dividends paid to parent	—	(425.0)	(59.5)	484.5	—
Investment contract deposits	—	2,760.6	—	—	2,760.6
Investment contract withdrawals	—	(2,012.5)	—	—	(2,012.5)
Net increase in banking operation deposits	—	—	17.3	—	17.3
Net cash provided by (used in) financing activities	(160.0)	478.9	(182.9)	393.1	529.1
Net increase (decrease) in cash and cash equivalents	90.7	(373.4)	98.2	151.4	(33.1)

Cash and cash equivalents at beginning of period	21.6	1,261.9	542.3	(184.5)	1,641.3
Cash and cash equivalents at end of period	$112.3	$888.5	$640.5	$(33.1)	$1,608.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows – (As Restated – See Note 1)

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash (used in) operating activities	$(1.0)	$(84.3)	$(1.7)	$8.8	$(78.2)
Investing activities
Available-for-sale securities:
Purchases	—	(1,301.3)	(680.0)	1.5	(1,979.8)
Sales	—	355.3	113.2	—	468.5
Maturities	—	760.8	535.7	—	1,296.5
Mortgage loans acquired or originated	—	(429.2)	(135.3)	25.0	(539.5)
Mortgage loans sold or repaid	—	491.7	69.1	(82.4)	478.4
Real estate acquired	—	(1.5)	(8.3)	—	(9.8)
Real estate sold	—	46.5	17.3	—	63.8
Net purchases of property and equipment	—	(19.8)	(1.8)	—	(21.6)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(52.9)	—	(52.9)
Dividends received from unconsolidated entities	251.0	15.0	116.5	(382.5)	—
Net change in other investments	—	(146.9)	0.8	143.1	(3.0)
Net cash provided by (used in) investing activities	$251.0	$(229.4)	$(25.7)	$(295.3)	$(299.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows – (As Restated – See Note 1)   (continued)

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$13.7	$—	$—	$—	$13.7
Acquisition and sales of treasury stock, net	(164.6)	—	—	—	(164.6)
Proceeds from financing element derivatives	—	42.8	—	—	42.8
Payments for financing element derivatives	—	(31.1)	—	—	(31.1)
Issuance of long-term debt	—	3.0	4.7	—	7.7
Principal repayments of long-term debt	—	(25.0)	(33.3)	57.5	(0.8)
Net proceeds of short-term borrowings	—	251.6	223.5	2.0	477.1
Dividends paid to parent	—	—	(251.0)	251.0	—
Investment contract deposits	—	2,036.8	—	—	2,036.8
Investment contract withdrawals	—	(1,905.3)	—	—	(1,905.3)
Net decrease in banking operation deposits	—	—	(4.4)	—	(4.4)
Net cash provided by (used in) financing activities	(150.9)	372.8	(60.5)	310.5	471.9
Discontinued operations
Net cash provided by operating activities	—	1.7	—	—	1.7
Net cash provided by discontinued operations	—	1.7	—	—	1.7

Net increase (decrease) in cash and cash equivalents	99.1	60.8	(87.9)	24.0	96.0

Cash and cash equivalents at beginning of period	75.4	31.8	410.0	(64.7)	452.5
Cash and cash equivalents at end of period	$174.5	$92.6	$322.1	$(40.7)	$548.5
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$1.9	$—	$—	$1.9
At end of period	$—	$3.6	$—	$—	$3.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

On June 30, 2004, our shelf registration statement with the SEC was declared effective.  Following our June 2005 issuance of perpetual preferred stock under the shelf registration, we now have the ability to issue up to $2.45 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc. and trust preferred securities of three subsidiary trusts.  If we issue additional securities, we intend to use the proceeds from the sale of the securities offered by the prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness.  Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005.

Condensed Consolidating Statements of Financial Position

March 31, 2006

(Unaudited)

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$14.1	$42,502.3	$—	$42,516.4
Fixed maturities, trading	—	—	165.8	—	165.8
Equity securities, available-for-sale	—	0.9	721.5	—	722.4
Equity securities, trading	—	—	95.6	—	95.6
Mortgage loans	—	—	11,326.7	—	11,326.7
Real estate	—	—	1,009.8	—	1,009.8
Policy loans	—	—	838.0	—	838.0
Investment in unconsolidated entities	7,054.1	7,668.8	303.8	(14,722.8)	303.9
Other investments	10.0	18.3	877.6	(10.0)	895.9
Cash and cash equivalents	112.3	795.2	1,431.2	(730.5)	1,608.2
Accrued investment income	—	0.2	699.9	—	700.1
Premiums due and other receivables	425.0	1.8	671.8	(425.0)	673.6
Deferred policy acquisition cost	—	—	2,308.1	—	2,308.1
Property and equipment	—	—	420.6	—	420.6
Goodwill	—	—	299.2	—	299.2
Other intangibles	—	—	209.3	—	209.3
Separate account assets	—	—	66,343.4	—	66,343.4
Other assets	—	1.3	1,527.6	8.6	1,537.5
Total assets	$7,601.4	$8,500.6	$131,752.2	$(15,879.7)	$131,974.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)

March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$34,552.3	$—	$34,552.3
Future policy benefits and claims	—	—	16,894.3	—	16,894.3
Other policyholder funds	—	—	653.3	—	653.3
Short-term debt	—	150.0	757.0	(510.6)	396.4
Long-term debt	—	464.4	429.2	—	893.6
Income taxes currently payable	(1.7)	(4.3)	(1.6)	8.1	0.5
Deferred income taxes	2.4	7.2	699.1	2.9	711.6
Separate account liabilities	—	—	66,343.4	—	66,343.4
Other liabilities	2.0	829.2	3,756.4	(657.2)	3,930.4
Total liabilities	2.7	1,446.5	124,083.4	(1,156.8)	124,375.8
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	8,024.8	7,082.8	6,122.3	(13,205.1)	8,024.8
Retained earnings (deficit)	2,294.3	(661.5)	896.6	(235.1)	2,294.3
Accumulated other comprehensive income	639.3	632.8	635.1	(1,267.9)	639.3
Treasury stock, at cost	(3,363.6)	—	(2.0)	2.0	(3,363.6)
Total stockholders’ equity	7,598.7	7,054.1	7,668.8	(14,722.9)	7,598.7
Total liabilities and stockholders’ equity	$7,601.4	$8,500.6	$131,752.2	$(15,879.7)	$131,974.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$14.7	$42,102.5	$—	$42,117.2
Fixed maturities, trading	—	—	113.2	—	113.2
Equity securities, available-for-sale	—	1.0	723.4	—	724.4
Equity securities, trading	—	—	90.3	—	90.3
Mortgage loans	—	—	11,484.3	—	11,484.3
Real estate	—	—	999.4	—	999.4
Policy loans	—	—	827.7	—	827.7
Investment in unconsolidated entities	7,784.2	8,168.9	263.8	(15,953.0)	263.9
Other investments	—	8.4	841.2	—	849.6
Cash and cash equivalents	21.6	701.3	1,822.4	(904.0)	1,641.3
Accrued investment income	—	0.2	682.5	—	682.7
Premiums due and other receivables	—	2.3	590.4	—	592.7
Deferred policy acquisition cost	—	—	2,174.1	—	2,174.1
Property and equipment	—	—	419.8	—	419.8
Goodwill	—	—	282.3	—	282.3
Other intangibles	—	—	202.6	—	202.6
Separate account assets	—	—	62,070.0	—	62,070.0
Other assets	3.5	15.0	1,499.9	(18.5)	1,499.9
Total assets	$7,809.3	$8,911.8	$127,189.8	$(16,875.5)	$127,035.4
Liabilities
Contractholder funds	$—	$—	$33,612.1	$—	$33,612.1
Future policy benefits and claims	—	—	16,825.5	—	16,825.5
Other policyholder funds	—	—	657.1	—	657.1
Short-term debt	—	349.9	774.1	(647.6)	476.4
Long-term debt	—	464.3	434.5	—	898.8
Deferred income taxes	—	7.0	983.8	(16.0)	974.8
Separate account liabilities	—	—	62,070.0	—	62,070.0
Other liabilities	2.1	306.4	3,663.8	(258.8)	3,713.5
Total liabilities	2.1	1,127.6	119,020.9	(922.4)	119,228.2
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	8,000.0	7,071.3	6,108.7	(13,180.0)	8,000.0
Retained earnings (deficit)	2,008.6	(281.9)	1,050.1	(768.2)	2,008.6
Accumulated other comprehensive income	994.8	994.8	995.3	(1,990.1)	994.8
Treasury stock, at cost	(3,200.1)	—	(2.0)	2.0	(3,200.1)
Total stockholders’ equity	7,807.2	7,784.2	8,168.9	(15,953.1)	7,807.2
Total liabilities and stockholders’ equity	$7,809.3	$8,911.8	$127,189.8	$(16,875.5)	$127,035.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,041.8	$—	$1,041.8
Fees and other revenues	—	—	448.8	—	448.8
Net investment income	0.3	2.0	849.9	—	852.2
Net realized/unrealized capital gains (losses)	—	(0.4)	49.3	—	48.9
Total revenues	0.3	1.6	2,389.8	—	2,391.7
Expenses
Benefits, claims, and settlement expenses	—	—	1,341.8	—	1,341.8
Dividends to policyholders	—	—	71.9	—	71.9
Operating expenses	2.7	11.8	589.9	—	604.4
Total expenses	2.7	11.8	2,003.6	—	2,018.1

Income (loss) from continuing operations before income taxes	(2.4)	(10.2)	386.2	—	373.6

Income taxes (benefits)	(0.9)	(3.5)	84.1	—	79.7
Equity in the net income of subsidiaries	295.4	302.1	—	(597.5)	—
Net income	293.9	295.4	302.1	(597.5)	293.9
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$285.7	$295.4	$302.1	$(597.5)	$285.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$934.1	$—	$934.1
Fees and other revenues	—	—	418.1	(0.9)	417.2
Net investment income	0.6	2.6	790.7	—	793.9
Net realized/unrealized capital losses	—	—	(1.5)	—	(1.5)
Total revenues	0.6	2.6	2,141.4	(0.9)	2,143.7
Expenses
Benefits, claims, and settlement expenses	—	—	1,234.3	—	1,234.3
Dividends to policyholders	—	—	72.9	—	72.9
Operating expenses	3.0	11.3	543.5	(0.9)	556.9
Total expenses	3.0	11.3	1,850.7	(0.9)	1,864.1

Income (loss) from continuing operations before income taxes	(2.4)	(8.7)	290.7	—	279.6

Income taxes (benefits)	(1.4)	(2.9)	79.0	—	74.7
Equity in the net income of subsidiaries, excluding discontinued operations	205.9	211.7	—	(417.6)	—
Income from continuing operations, net of related income taxes	204.9	205.9	211.7	(417.6)	204.9
Income from discontinued operations, net of related income taxes	0.6	0.6	0.6	(1.2)	0.6
Net income	$205.5	$206.5	$212.3	$(418.8)	$205.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(0.5)	$(39.5)	$414.6	$50.8	$425.4
Investing activities
Available-for-sale securities:
Purchases	—	129.0	(2,519.3)	—	(2,390.3)
Sales	—	1.2	372.1	—	373.3
Maturities	—	—	947.3	—	947.3
Mortgage loans acquired or originated	—	—	(593.5)	—	(593.5)
Mortgage loans sold or repaid	—	—	609.0	—	609.0
Real estate acquired	—	—	(13.1)	—	(13.1)
Real estate sold	—	—	0.9	—	0.9
Net purchases of property and equipment	—	—	(12.5)	—	(12.5)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(5.5)	—	(5.5)
Dividends received from unconsolidated entities	250.0	439.0	—	(689.0)	—
Net change in other investments	1.2	14.2	95.7	(14.3)	96.8
Net cash provided by (used in) investing activities	$251.2	$583.4	$(1,118.9)	$(703.3)	$(987.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$11.7	$—	$—	$—	$11.7
Acquisition of treasury stock, net	(163.5)	—	—	—	(163.5)
Proceeds from financing element derivatives	—	—	40.6	—	40.6
Payments for financing element derivatives	—	—	(38.3)	—	(38.3)
Excess tax benefits from share-based payment arrangements	—	—	0.6	—	0.6
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	0.2	—	0.2
Principal repayments of long-term debt	—	—	(0.6)	—	(0.6)
Net repayments of short-term borrowings	—	(200.0)	(15.8)	137.0	(78.8)
Dividends paid to parent	—	(250.0)	(439.0)	689.0	—
Investment contract deposits	—	—	2,760.6	—	2,760.6
Investment contract withdrawals	—	—	(2,012.5)	—	(2,012.5)
Net increase in banking operation deposits	—	—	17.3	—	17.3
Net cash provided by (used in) financing activities	(160.0)	(450.0)	313.1	826.0	529.1

Net increase (decrease) in cash and cash equivalents	90.7	93.9	(391.2)	173.5	(33.1)

Cash and cash equivalents at beginning of period	21.6	701.3	1,822.4	(904.0)	1,641.3
Cash and cash equivalents at end of period	$112.3	$795.2	$1,431.2	$(730.5)	$1,608.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows – (As Restated – See Note 1)

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.0)	$9.1	$(64.2)	$(22.1)	$(78.2)
Investing activities
Available-for-sale securities:
Purchases	—	(1.5)	(1,978.3)	—	(1,979.8)
Sales	—	0.8	467.7	—	468.5
Maturities	—	—	1,296.5	—	1,296.5
Mortgage loans acquired or originated	—	—	(539.5)	—	(539.5)
Mortgage loans sold or repaid	—	—	478.4	—	478.4
Real estate acquired	—	—	(9.8)	—	(9.8)
Real estate sold	—	—	63.8	—	63.8
Net purchases of property and equipment	—	—	(21.6)	—	(21.6)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(52.9)	—	(52.9)
Dividends received from (contributions to) unconsolidated entities	251.0	33.0	(23.7)	(260.3)	—
Net change in other investments	—	0.2	(1.7)	(1.5)	(3.0)
Net cash provided by (used in) investing activities	251.0	32.5	(321.1)	(261.8)	(299.4)
Financing activities
Issuance of common stock	13.7	—	—	—	13.7
Acquisition and sales of treasury stock, net	(164.6)	—	—	—	(164.6)
Proceeds from financing element derivatives	—	—	42.8	—	42.8
Payments for financing element derivatives	—	—	(31.1)	—	(31.1)
Issuance of long-term debt	—	—	7.7	—	7.7
Principal repayments of long-term debt	—	—	(0.8)	—	(0.8)
Net proceeds of short-term borrowings	—	250.0	268.3	(41.2)	477.1
Dividends paid to parent	—	(251.0)	—	251.0	—
Investment contract deposits	—	—	2,036.8	—	2,036.8
Investment contract withdrawals	—	—	(1,905.3)	—	(1,905.3)
Net decrease in banking operation deposits	—	—	(4.4)	—	(4.4)
Net cash provided by (used in) financing activities	$(150.9)	$(1.0)	$414.0	$209.8	$471.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

March 31, 2006

(Unaudited)

10.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows – (As Restated – See Note 1) (continued)

For the three months ended March 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Discontinued operations
Net cash provided by operating activities	$—	$—	$1.7	$—	$1.7
Net cash provided by discontinued operations	—	—	1.7	—	1.7

Net increase in cash and cash equivalents	99.1	40.6	30.4	(74.1)	96.0

Cash and cash equivalents at beginning of period	75.4	551.9	521.0	(695.8)	452.5
Cash and cash equivalents at end of period	$174.5	$592.5	$551.4	$(769.9)	$548.5
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$—	$1.9	$—	$1.9
At end of period	$—	$—	$3.6	$—	$3.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2006, compared with December 31, 2005, and our consolidated results of operations for the three months ended March 31, 2006 and 2005, prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2005, filed with the United States Securities and Exchange Commisssion (“SEC”) and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in any of our ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life Insurance Company (“Principal Life”); (10) the pattern of amortizing our deferred policy acquisition costs on our Statement of Financial Accounting Standard (“SFAS”) No. 97 Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments products may change, impacting both the level of the asset and the emergence of our operating earnings; (11) we may need to fund deficiencies in our closed block (“Closed Block”) assets; (12) changes in laws, regulations or accounting standards may reduce our profitability; (13) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (14) fluctuations in foreign currency exchange rates could reduce our profitability; and (15) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.  For a more comprehensive discussion of these risks and uncertainties, please see Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following businesses, among others, during 2006 and 2005:

Principal Global Services Private Limited  —  In December 2005, we formed Principal Global Services Private Limited (“PGS”), which will operate in Pune, India, starting in mid-2006. PGS employees will perform services for our U.S. operations including claims data entry, 401(k) processing, IT coding/application development, and IT quality assurance. PGS start up costs are reported in our Corporate and Other segment. Once operating, expenses will be allocated to segments for which services are performed.

Principal Commercial Funding II.  On October 24, 2005, Principal Real Estate Investors and U.S. Bank National Association announced that they agreed to create Principal Commercial Funding II, a jointly-owned business that will compete in the commercial mortgage-backed securities (“CMBS”) market. Principal Real Estate Investors is the real estate investment arm of Principal Global Investors. U.S. Bank National Association is the principal banking subsidiary of U.S. Bancorp. The new company is the CMBS platform for both Principal Real Estate Investors and U.S. Bank National Association and focuses on securitizing commercial mortgages originated by both Principal Real Estate Investors and U.S. Bank National Association on its behalf. Principal Commercial Funding II began operations immediately, and began contributing collateral to securitizations during the first quarter of 2006. The operations of Principal Commercial Funding II are reported in our U.S. Asset Management and Accumulation segment using the equity method of accounting.

CCB-Principal Asset Management Company, Ltd.  On August 7, 2005, we announced that we entered into a joint venture agreement with China Construction Bank (“CCB”) to market mutual funds in the People’s Republic of China. We closed the transaction on September 19, 2005 with a 25% ownership in CCB-Principal Asset Management Company, Ltd. The operations of CCB-Principal Asset Management Company, Ltd are reported in our International Asset Management and Accumulation segment using the equity method of accounting.

PNB Principal Insurance Advisory Company Pvt. Ltd.  On February 21, 2005, Principal Financial Group (Mauritius) Ltd. (“PFGM”) acquired a 26% stake and management control of PNB Principal Insurance Advisory Company Pvt. Ltd. (“PPIAC”), an insurance brokerage company in India. The operations of PPIAC are reported and consolidated in our International Asset Management and Accumulation segment.

Dispositions

We entered into disposition agreements or disposed of the following business, among others, during 2006 and 2005:

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations.  Our consolidated income from continuing operations was positively impacted by $2.4 million and $0.3 million for the three months ended March 31, 2006 and 2005, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Stock-Based Compensation Plans

As of March 31, 2006, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan.  As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan (“Stock-Based Compensation Plans”). Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

The compensation cost that was charged against income for the Stock-Based Compensation Plans was $11.6 million and  $7.3 million, and the related income tax benefit recognized in the income statement was $3.4 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. For awards with graded vesting, we use an accelerated expense attribution method. The total compensation cost capitalized as part of the cost of an asset was $0.9 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

Beginning in 2006, we granted performance share awards to certain employees. The performance share awards are treated as an equity award and cliff vest at the end of the service period. The performance shares earned, and paid in shares, depend upon the participant’s continued employment through the performance period and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited and no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards.

The total compensation cost related to nonvested awards not yet recognized is $56.7 million.  This compensation cost is expected to be recognized over a weighted average period of approximately 2 years.

Pension and 401(k) Benefit Expense

Effective January 1, 2006, we made changes to our retirement program, including the Principal Select Savings Plan (“401(k) Plan”) and the Principal Pension Plan (“Pension Plan”) and the corresponding nonqualified plans. The qualified and nonqualified Pension Plans’ changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors, and the removal of the cost of living adjustments for traditional benefits earned after January 1, 2006. The qualified and nonqualified 401(k) Plans’ company match increased from 50 percent of a 6 percent deferral to 75 percent of an 8 percent deferral. The Pension Plan changes reduced the Pension Plan expense in 2006, while the 401(k) changes increased the 401(k) expense.

The 2006 pension expense for substantially all of our employees and certain agents is expected to be approximately $34.6 million. This is a decrease of $14.0 million over the 2005 pension expense. This decrease is due to the reduction in the Pension Plan formulas and asset performance in excess of our 8.5% long-term assumption. Partially offsetting this was an increase attributable to the use of a lower discount rate and lower long-term asset return assumption. Approximately $8.7 million of pre-tax pension expense was reflected in the determination of net income for the three months ended March 31, 2006.  In addition, approximately $8.6 million of pre-tax pension expense will be reflected in each of the following three quarters for 2006.  The discount rate used to develop the 2006 expense was lowered to 5.75%, down from the 6.0% discount rate used to develop the 2005 expense. The long-term asset assumption was also lowered to 8.25%, down from the 8.50% assumption used to develop the 2005 expense. The 2006 decrease in pension expense is expected to be offset by a $19.7 million increase in the qualified and nonqualified 401(k) Plans’ company matching expense resulting from the January 1, 2006 changes.

Recent Accounting Changes

On March 17, 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”).  This Statement (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale (“AFS”) securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other AFS securities, provided the AFS securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures.  The initial measurement requirements of this Statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006.  The election related to the subsequent measurement of servicing assets and liabilities is also effective the first fiscal year beginning after September 15, 2006.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140.  SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006.  At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement.  Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements.  SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123 and amends SFAS No. 95, Statement of Cash Flows.  On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005.  Accordingly, we adopted SFAS 123R effective January 1, 2006 using the modified prospective method.

It is appropriate to recognize compensation cost either immediately for stock awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period. Our approach has been to follow the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement). For any awards that are granted after our adoption of SFAS 123R on January 1, 2006, we recognize compensation cost through the period that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. If we had applied the nonsubstantive vesting provisions of SFAS 123R to awards granted prior to January 1, 2006, our consolidated financial statements would not have been materially impacted.

SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the company cannot estimate what those amounts will be in the future, (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for the three months ended March 31, 2006, for such excess tax deductions, was $0.6 million.

Under the modified-prospective method, any excess tax deduction realized for awards accounted for under SFAS 123R (regardless of the type of award or the jurisdiction in which the tax benefit is generated) is eligible to absorb write-offs of deferred tax assets for any awards accounted for under SFAS 123R. SFAS 123R does not require separate pools of excess tax benefits for separate types of awards, rather the excess tax benefits of employee and nonemployee awards may be combined in a single pool of excess tax benefits. Our policy is to pool the employee and nonemployee awards together in this manner. Deferred tax asset write-offs resulting from deficient deductions on employee awards may be offset against previous excess tax benefits arising from nonemployee awards, and vice versa.

This Statement did not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. In addition, any stock options granted prior to January 1, 2002 were fully vested at the time of adoption of SFAS 123R. We use the Black-Scholes formula to estimate the value of stock options granted to employees.  We applied the prospective method of transition as prescribed by SFAS 123 when we elected to begin expensing stock-based compensation in 2002. The cumulative effect of the change in accounting principle as a result of adopting this Statement is immaterial. Therefore, the pre-tax cumulative effect of the change in accounting principle is reflected in operating expenses.

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
	2006	2005
	(in millions)
Revenues:
Premiums and other considerations	$1,041.8	$934.1
Fees and other revenues	448.8	417.2
Net investment income	852.2	793.9
Net realized/unrealized capital gains (losses)	48.9	(1.5)
Total revenues	2,391.7	2,143.7
Expenses:
Benefits, claims and settlement expenses	1,341.8	1,234.3
Dividends to policyholders	71.9	72.9
Operating expenses	604.4	556.9
Total expenses	2,018.1	1,864.1
Income from continuing operations before income taxes	373.6	279.6
Income taxes	79.7	74.7
Income from continuing operations, net of related income taxes	293.9	204.9
Income from discontinued operations, net of related income taxes	—	0.6
Net income	293.9	205.5
Preferred stock dividends	8.2	—
Net income available to common stockholders	$285.7	$205.5

Three Months Ended March  31, 2006 Compared to Three Months Ended March 31, 2005

Premiums and other considerations increased $107.7 million, or 12%, to $1,041.8 million for the three months ended March 31, 2006, from $934.1 million for the three months ended March 31, 2005. The increase was primarily due to a $80.8 million increase from the Life and Health Insurance segment, primarily related to strong sales and stable persistency in our specialty benefits and health insurance businesses. The increase also reflected a $40.2 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales.

Fees and other revenues increased $31.6 million, or 8%, to $448.8 million for the three months ended March 31, 2006, from $417.2 million for the three months ended March 31, 2005. The increase was primarily due to a $29.1 million increase from the U.S. Asset Management and Accumulation segment primarily related to an increase in account values stemming from continued strong full-service accumulation net cash flow and strong performance in the equity markets.

Net investment income increased $58.3 million, or 7%, to $852.2 million for the three months ended March 31, 2006, from $793.9 million for the three months ended March 31, 2005. The increase was primarily related to a $2,148.2 million, or 4%, increase in average invested assets and cash and an increase in average annualized yield on invested assets and cash. The yield on average invested assets and cash was 5.7% for the three months ended March 31, 2006 and 5.6% for the three months ended March 31, 2005.

Net realized/unrealized capital gains increased $50.4 million to $48.9 million of net realized/unrealized capital gains for the three months ended March 31, 2006, from $1.5 million of net realized/unrealized capital losses for the three months ended March 31, 2005. The increase is due to the gain on the sale of stock of an equity method investment, gains versus losses on the mark to market of certain seed money investments, an increase in gains on the sales of equity securities and the mark to market of the equity securities trading portfolio.  These increases were offset in part by fewer gains generated on the sale and call activity of fixed maturity securities, more other than temporary declines in value of fixed maturity securities and increased losses on the mark to market of the fixed maturity securities trading portfolio.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended March 31, 2006.

	For the three months ended March 31, 2006
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(8.7)	$2.2	$(75.1)	$(81.6)
Fixed maturity securities, mark to market	—	(3.4)	—	(3.4)
Equity securities(2)	—	8.7	—	8.7
Mortgage loans on real estate(3)	(0.5)	—	—	(0.5)
Derivatives	—	—	79.9	79.9
Other(4)	—	51.5	(5.7)	45.8
Total	$(9.2)	$59.0	$(0.9)	$48.9

(1)                                  Impairments include $8.0 million of impairment write-downs and $2.1 million in realized recoveries on the sale of previously impaired assets. Credit losses include $0.2 million in realized gains and $3.0 million in realized losses related to credit triggered sales. Other gains (losses) include  $0.4 million in net losses as the result of prepayment activity, gross realized gains of $3.7 million and gross realized losses of $1.1 million.

(2)                                  Other gains (losses) include $8.2 million in mark to market of net realized/unrealized gains on certain securities.

(3)                                  Impairments include $2.5 million in realized losses due to the sale of commercial mortgage loans and a $2.0 million decrease in the commercial mortgage valuation allowance.

(4)                                  Other gains (losses) include a $44.3 million realized gain on the sale of stock of an equity method investment and $7.8 million in mark to market of net realized/unrealized gains on certain seed money investments.

Benefits, claims and settlement expenses increased $107.5 million, or 9%, to $1,341.8 million for the three months ended March 31, 2006, from $1,234.3 million for the three months ended March 31, 2005. The increase was due to a $55.3 million increase from the Life and Health Insurance segment, primarily due to growth in the specialty benefits and health insurance businesses.  The increase also reflected a $53.0 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies.

Dividends to policyholders decreased $1.0 million, or 1%, to $71.9 million for the three months ended March 31, 2006, from $72.9 million for the three months ended March 31, 2005. The decrease was primarily due a decrease in dividends for our participating pension full-service accumulation products.

Operating expenses increased $47.5 million, or 9%, to $604.4 million for the three months ended March 31, 2006, from $556.9 million for the three months ended March 31, 2005. The increase was due to a $34.7 million increase from the Life and Health Insurance segment, primarily due to growth in the specialty benefits, insured medical, and wellness businesses.   The increase also reflected a $23.4 million increase from the U.S. Asset Management and Accumulation segment, primarily due to an increase in staff related costs and sales and incentive compensation costs.  Partially offsetting the increase was a $14.9 million decrease in the Corporate and Other segment primarily due to a decrease in interest expense related to a favorable court ruling on a contested Internal Revenue Service (“IRS”) issue for 1991 and later years.

Income taxes increased $5.0 million, or 7%, to $79.7 million for the three months ended March 31, 2006, from $74.7 million for the three months ended March 31, 2005. The effective income tax rate was 21% for the three months ended March 31, 2006, and 27% for the three months ended March 31, 2005. The effective income tax rate for the three months ended March 31, 2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, a favorable court ruling on a contested IRS issue for 1991and later years, and interest exclusion from taxable income.  The effective income tax rate for the three months ended March 31, 2005, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The decrease in the effective tax rate to 21% for the three months ended March 31, 2006, from 27% for the three months ended March 31, 2005, was primarily due to a favorable court ruling on a contested IRS issue for 1991 and later years and tax credits on our investment in a synthetic fuel production facility in 2006.

As a result of the foregoing factors and the inclusion of income from discontinued operations for 2005, net of related income taxes, net income increased $88.4 million, or 43%, to $293.9 million for the three months ended March 31, 2006, from $205.5 million for the three months ended March 31, 2005. The income from discontinued operations for the three months ended March 31, 2005, was related to operating revenues of real estate properties that qualify for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Preferred stock dividends were $8.2 million for the three months ended March 31, 2006, with no corresponding activity for the three months ended March 31, 2005.

Net income available to common stockholders increased $80.2 million, or 39%, to $285.7 million for the three months ended March 31, 2006, from $205.5 million for the three months ended March 31, 2005.

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

The following table presents segment information as of or for the periods indicated:

	For the three months ended March 31,
	2006	2005
	(in millions)
Operating revenues by segment
U.S. Asset Management and Accumulation	$1,049.8	$957.3
International Asset Management and Accumulation	143.4	132.8
Life and Health Insurance	1,159.6	1,068.6
Corporate and Other(1)	(9.7)	(10.1)
Total segment operating revenues	2,343.1	2,148.6
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	48.6	(4.0)
Subtract:
Operating revenues from discontinued real estate	—	0.9
Total revenue per consolidated statements of operations	$2,391.7	$2,143.7

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$157.8	$138.6
International Asset Management and Accumulation	17.6	9.5
Life and Health Insurance	70.4	69.5
Corporate and Other	(5.6)	(8.4)
Total segment operating earnings, net of related income taxes	240.2	209.2
Net realized/unrealized capital gains (losses), as adjusted(2)	24.9	(3.7)
Other after-tax adjustments(3)	20.6	—
Net income available to common stockholders per consolidated statements of operations	$285.7	$205.5

	March 31, 2006	December 31, 2005
Assets by segment:
U.S. Asset Management and Accumulation(4)	$108,307.9	$103,506.1
International Asset Management and Accumulation	6,978.7	6,856.2
Life and Health Insurance	14,090.4	14,080.2
Corporate and Other(5)	2,597.5	2,592.9
Total consolidated assets	$131,974.5	$127,035.4

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

	For the three months March 31,
	2006	2005

Net realized/unrealized capital gains (losses)	$48.9	$(1.5)
Certain market value adjustments to fee revenues	(0.9)	(2.9)
Recognition of front-end fee revenues	0.6	0.4
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	48.6	(4.0)
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	(0.6)	0.5
Capital gains distributed	(3.6)	(1.4)
Minority interest capital gains	(3.6)	—
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs and sales inducement costs, capital gains distributed, and minority interest capital gains	40.8	(4.9)
Income tax effect	(15.9)	1.2
Net realized/unrealized capital gains (losses), as adjusted	$24.9	$(3.7)

(3)                                 For the three months ended March 31, 2006, other after-tax adjustments of $20.6 million included the positive effect of a favorable court ruling on a contested IRS issue for 1991 and later years.

(4)                                 U.S. Asset Management and Accumulation separate account assets include shares of the Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $713.1 million and $726.6 million at March 31, 2006 and December 31, 2005, respectively. Changes in the fair value of the separate account are reflected in both separate account assets and separate account liabilities.

(5)                                 Includes inter-segment elimination amounts related to an internal line of credit, internally generated mortgage loans, and an internal cash advance arrangement. The Corporate and Other segment managed a revolving line of credit used by other segments. The U.S. Asset Management and Accumulation segment and Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment.   The Corporate and Other segment managed a cash advance arrangement used by other segments.

U.S. Asset Management and Accumulation Segment

U.S. Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

	For the three months ended March 31,
	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$98.8	$58.6
Fees and other revenues	322.9	296.0
Net investment income	628.1	602.7
Total operating revenues	1,049.8	957.3
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	551.5	499.6
Operating expenses	298.5	279.3
Total expenses	850.0	778.9
Operating earnings before income taxes	199.8	178.4
Income taxes	42.0	39.8
Operating earnings	157.8	138.6
Net realized/unrealized capital gains (losses), as adjusted	(3.3)	2.4

U.S. GAAP Reported:
Net income available to common stockholders	$154.5	$141.0

(1)                                 Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Premiums and other considerations increased $40.2 million, or 69%, to $98.8 million for the three months ended March 31, 2006, from $58.6 million for the for the three months ended March 31, 2005. The increase primarily resulted from a $30.2 million increase in full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. In addition, individual payout annuity premiums and other considerations increased $10.0 million due to increased sales from certain distribution channels.

Fees and other revenues increased $26.9 million, or 9%, to $322.9 million for the three months ended March 31, 2006, from $296.0 million for the three months ended March 31, 2005. Full-service accumulation fees and other revenues increased $22.4 million primarily due to an increase in account values stemming from continued strong net cash flow and strong performance in the equity markets.

Net investment income increased $25.4 million, or 4%, to $628.1 million for the three months ended March 31, 2006, from $602.7 million for the three months ended March 31, 2005. The increase reflects a $1,213.8 million, or 3%, increase in average invested assets and cash for the segment. The average annualized yield on invested assets and cash was 5.7% for the three months ended March 31, 2006 and 2005.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $51.9 million, or 10%, to $551.5 million for the three months ended March 31, 2006, from $499.6 million for the for the three months ended March 31, 2005. The increase primarily resulted from a $29.6 million increase in our full-service payout business as a result of increased sales of single premium group annuities with life contingencies. Also contributing to the increase was a $14.2 million increase in our individual annuity business due to several factors, including: an increase in cost of interest credited, higher benefit payments, and an increase in reserves stemming from an increase in sales related to our life payout annuity business.   Furthermore, our investment-only benefits, claims and settlement expenses increased $12.7 million primarily due to an increase in cost of interest credited on this block of business as a result of an increase in account values.

Operating expenses increased $19.2 million, or 7%, to $298.5 million for the three months ended March 31, 2006, from $279.3 million for the three months ended March 31, 2005. The increase primarily resulted from a $13.4 million increase in full-service accumulation operating expenses due to an increase in staff related costs and an increase in sales and incentive compensation costs. In addition, individual annuity operating expenses increased $3.2 million primarily due to growth in the block of business and an increase in staff related costs.

Income taxes increased $2.2 million, or 6%, to $42.0 million for the three months ended March 31, 2006, from $39.8 million for the for the three months ended March 31, 2005. The effective income tax rate for this segment was 21% and 22% for the three months ended March 31, 2006 and 2005, respectively. The effective income tax rates for the years ended March 31, 2006 and 2005, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $19.2 million, or 14%, to $157.8 million for the three months ended March 31, 2006, from $138.6 million for the for the three months ended March 31, 2005.

Net realized/unrealized capital losses, as adjusted, increased $5.7 million to $3.3 million of net realized/unrealized losses for the three months ended March 31, 2006, from $2.4 million net realized/unrealized capital gains for the three months ended March 31, 2005. The increase is due to losses versus gains on the sale and call activity of fixed maturity securities and higher other than temporary impairments of fixed maturity securities offset in part by fewer losses on commercial mortgage loans.

As a result of the foregoing factors for the three months ended March 31, 2006, net income available to common stockholders increased $13.5 million, or 10%, to $154.5 million from $141.0 million for the three months ended March 31, 2005.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended March 31,
	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$69.0	$82.1
Fees and other revenues	28.2	22.6
Net investment income	46.2	28.1
Total operating revenues	143.4	132.8
Expenses:
Benefits, claims and settlement expenses	93.0	94.6
Operating expenses	30.5	26.2
Total expenses	123.5	120.8
Operating earnings before income taxes	19.9	12.0
Income taxes	2.3	2.5
Operating earnings	17.6	9.5
Net realized/unrealized capital gains (losses), as adjusted	0.9	(0.7)

U.S. GAAP Reported:
Net income available to common stockholders	$18.5	$8.8

(1)                                 Excludes net realized/unrealized capital gains (losses).

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Premiums and other considerations decreased $13.1 million, or 16%, to $69.0 million for the three months ended March 31, 2006, from $82.1 million for the for the three months ended March 31, 2005.  A decrease of $19.1 million in Chile and Mexico due to decreased sales of single premium annuities with life contingencies was partially offset by an increase of $6.1 million due to the strengthening of the Chilean and Mexican peso versus the U.S. dollar.

Fees and other revenues increased $5.6 million, or 25%, to $28.2 million for the three months ended March 31, 2006, from $22.6 million for the three months ended March 31, 2005.  An increase of $1.9 million in Mexico was primarily due to improved net transfers of pension customers from competitors and the strengthening of the peso versus the U.S. dollar.  An increase of $1.7 million in India was a result of an increase in fees from PPIAC that began operations in February 2005 and an increase in fees from growth in assets under management.  In addition, an increase of $1.1 million in Hong Kong was a result of increased fees caused by growth in assets under management.

Net investment income increased $18.1 million, or 64%, to $46.2 million for the three months ended March 31, 2006, from $28.1 million for the three months ended March 31, 2005. The increase was primarily due to higher earnings from our equity investments in subsidiaries coupled with an increase in the annualized yield on average invested assets and cash, excluding our equity investments in subsidiaries, which was 5.0% for the three months ended March 31, 2006, compared to 4.1% for the three months ended March 31, 2005. In addition, the increase was related to an increase of $484.4 million, or 20%, in average invested assets and cash, excluding our equity investments in subsidiaries.

Benefits, claims and settlement expenses decreased $1.6 million, or 2%, to $93.0 million for the three months ended March 31, 2006, from $94.6 million for the three months ended March 31, 2005. A decrease of $2.0 million in Chile was the result of lower change in reserves due to a decrease in sales of single premium annuities with life contingencies in 2006 partially offset by higher interest credited to customers and the strengthening of the peso versus the U.S. dollar.

Operating expenses increased $4.3 million, or 16%, to $30.5 million for the three months ended March 31, 2006, from $26.2 million for the three months ended March 31, 2005.  An increase of $1.7 million in India was due to higher compensation costs in the asset management company coupled with costs from PPIAC, which started operations in February 2005.  An increase of $1.2 million in Chile and Mexico was the result of the strengthening of the Chilean and Mexican peso versus the U.S. dollar.  In addition, an increase of $1.0 million at International headquarters was due to increased overhead allocated from the parent.

Income taxes decreased $0.2 million, or 8%, to $2.3 million for the three months ended March 31, 2006, from $2.5 million for the three months ended March 31, 2005.  A decrease of $0.6 million at International headquarters was primarily due to higher pre-tax losses.  Partially offsetting the reduction in income taxes is an increase due to higher aggregate pre-tax earnings in 2006 for our international operating companies.

As a result of the foregoing factors, operating earnings increased $8.1 million, or 85%, to $17.6 million for the three months ended March 31, 2006, from $9.5 million for the three months ended March 31, 2005.

Net realized/unrealized capital gains, as adjusted, increased $1.6 million to $0.9 million of net realized/unrealized gains for the three months ended March 31, 2006, from $0.7 million of net realized/unrealized capital losses for the three months ended March 31, 2005.  The increase was primarily related to a $1.5 million increase in Chile due to gains on derivatives in 2006 compared to losses on derivatives in 2005 that are held to more effectively match the invested asset portfolio to our policyholder liability risks.

As a result of the foregoing factors, net income available to common stockholders increased $9.7 million to $18.5 million for the three months ended March 31, 2006, from $8.8 million for the three months ended March 31, 2005.

Life and Health Insurance Segment

Life and Health Insurance Segment Summary Financial Data

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended March 31,
	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$872.9	$792.1
Fees and other revenues	113.3	111.9
Net investment income	173.4	164.6
Total operating revenues	1,159.6	1,068.6
Expenses:
Benefits, claims and settlement expenses	698.3	643.0
Dividends to policyholders	71.9	71.9
Operating expenses	283.4	249.1
Total expenses	1,053.6	964.0
Operating earnings before income taxes	106.0	104.6
Income taxes	35.6	35.1
Operating earnings	70.4	69.5
Net realized/unrealized capital gains (losses), as adjusted	0.2	(0.7)
U.S. GAAP Reported:
Net income available to common stockholders	$70.6	$68.8

(1)                                 Excludes net realized/unrealized capital gains (losses).

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Premiums and other considerations increased $80.8 million, or 10%, to $872.9 million for the three months ended March 31, 2006, from $792.1 million for the three months ended March 31, 2005. Specialty benefits insurance premiums increased $46.3 million, primarily due to strong sales and steady retention. In addition, health insurance premiums increased $45.0 million, also primarily from strong sales and improved retention as well as a modestly higher premium per member.

Fees and other revenues increased $1.4 million, or 1%, to $113.3 million for the three months ended March 31, 2006, from $111.9 million for the three months ended March 31, 2005. Fee revenues from our individual life insurance business increased $0.9 million, primarily due to growth in our fee-based universal and variable universal life insurance business. Fee revenues from our health insurance business increased $0.4 million, primarily due to growth in our wellness business.

Net investment income increased $8.8 million, or 5%, to $173.4 million for the three months ended March 31, 2006, from $164.6 million for the three months ended March 31, 2005. The increase primarily relates to a $314.0 million, or 3%, increase in average invested assets and cash for the segment and an increase in the average annualized yield on invested assets and cash.  The average annualized yield on invested assets and cash was 6.3% for the three months ended March 31, 2006, compared to 6.2% for the three months ended March 31, 2005.

Benefits, claims and settlement expenses increased $55.3 million, or 9%, to $698.3 million for the three months ended March 31, 2006, from $643.0 million for the three months ended March 31, 2005. Health insurance benefits, claims and settlement expenses increased $36.7 million primarily due to growth in the business and higher claim costs per member.  Despite lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $25.1 million, primarily due to growth in the business.

Operating expenses increased $34.3 million, or 14%, to $283.4 million for the three months ended March 31, 2006, from $249.1 million for the three months ended March 31, 2005. Specialty benefits insurance operating expenses increased $14.6 million due to growth in the business. Health insurance operating expenses increased $12.9 million, primarily due to growth in the insured medical and wellness businesses.

Income taxes increased $0.5 million, or 1%, to $35.6 million for the three months ended March 31, 2006, from $35.1 million for the three months ended March 31, 2005. The effective income tax rate for the segment was 34% for the three months ended March 31, 2006 and 2005. The effective income tax rates for the three months ended March 31, 2006 and 2005, were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $0.9 million, or 1%, to $70.4 million for the three months ended March 31, 2006, from $69.5 million for the three months ended March 31, 2005.

Net realized/unrealized capital gains, as adjusted, increased $0.9 million to $0.2 million of net realized/unrealized capital gains for the three months ended March 31, 2006, from $0.7 million of net realized/unrealized capital losses for the three months ended March 31, 2005 due to more gains on the sale of fixed maturity securities, gains versus losses on the sale of fixed assets, and fewer losses related to the mark to market of derivative activities partly offset by more other than temporary impairments of fixed maturity securities.

As a result of the foregoing factors, net income available to common stockholders increased $1.8 million, or 3%, to $70.6 million for the three months ended March 31, 2006, from $68.8 million for the three months ended March 31, 2005.

Corporate and Other Segment

Corporate and Other Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended March 31,
	2006	2005
	(in millions)
Operating Earnings Data:
Operating Revenues (1):
Total operating revenues	$(9.7)	$(10.1)
Expenses:
Total expenses	(4.7)	(0.5)
Operating loss before income taxes and preferred stock dividends	(5.0)	(9.6)
Income tax benefits	(7.6)	(1.2)
Preferred stock dividends	8.2	—
Operating loss	(5.6)	(8.4)
Net realized/unrealized capital gains (losses), as adjusted	27.1	(4.7)
Other after-tax adjustments	20.6	—
U.S. GAAP Reported:
Net income (loss) available to common stockholders	$42.1	$(13.1)

(1)                                 Excludes net realized/unrealized capital gains (losses).

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total operating revenues increased $0.4 million, or 4%, to negative $9.7 million for the three months ended March 31, 2006, from negative $10.1 million for the three months ended March 31, 2005.  Net investment income increased $5.0 million   reflecting an increase in average annualized investment yields as well as an increase in average invested assets for the segment.  Partially offsetting the increase in total revenues was a decrease of $3.3 million in fee revenue for transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, Inc., which was mostly offset by a corresponding change in total expense.

Total expenses decreased $4.2 million to negative $4.7 million for the three months ended March 31, 2006, from negative $0.5 million for the three months ended March 31, 2005.  The decrease in total expenses was primarily due to a $3.2 million decrease in transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, which was mostly offset in total revenue.

Income tax benefits increased $6.4 million to $7.6 million for the three months ended March 31, 2006, from $1.2 million for the three months ended March 31, 2005.  The increase was primarily due to an increase in the estimated Section 29 tax credits from our investment in a synthetic fuel production facility in 2006 as well as a 2005 increase in income tax reserves established for contested IRS tax audit matters.

Preferred stock dividends were $8.2 million for the three months ended March 31, 2006, with no corresponding activity for the three months ended March 31, 2005.  The preferred stock dividends were a result of issuing preferred stock in June 2005.

As a result of the foregoing factors, operating loss decreased $2.8 million, or 33%, to $5.6 million for the three months ended March 31, 2006, from $8.4 million for the three months ended March 31, 2005.

Net realized/unrealized capital gains, as adjusted, increased $31.8 million to $27.1 million of net realized/unrealized capital gains for the three months ended March 31, 2006, from $4.7 million net realized/unrealized capital losses for the three months ended March 31, 2005.  The increase was primarily due to the gain on sale of stock of an equity method investment as well as gains on mark to market of certain seed money investments.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $55.2 million to $42.1 million for the three months ended March 31, 2006, from $13.1 million of net loss for the three months ended March 31, 2005.  For the three months ended March 31, 2006, net income included the positive effect of other after-tax adjustments totaling $20.6 million related to a favorable court ruling on a contested IRS issue for 1991 and later years.

Liquidity and Capital Resources

Our legal entity organizational structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

Dividends from Principal Life

The payment of stockholder dividends by Principal Life to its parent company is limited by Iowa laws. Under Iowa laws, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of:

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

On February 28, 2006, Principal Life declared a common stock dividend to its parent company of up to $625.0 million, $425.0 million of which has been paid as of March 31, 2006.

Shelf Registration

Registration Statement.  Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and retirement of existing debt and equity. In December 2003, we filed a shelf registration statement with the SEC, which became effective on June 30, 2004. The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc (“PFG”) and trust preferred securities of three subsidiary trusts. If we issue additional securities, we intend to use the proceeds from the sale of the securities for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

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

Preferred Stock Dividend Restrictions and Payments.  The certificates of designations for the preferred stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of March 31, 2006, we have no preferred dividend restrictions.

On March 30, 2006, we paid a dividend of $8.2 million, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock, to stockholders of record as of March 15, 2006.

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

In November 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. As of March 31, 2006, we acquired 3.4 million shares in the open market at an aggregate cost of $162.3 million.

International Asset Management and Accumulation Operations

Our Brazilian, Hong Kong, Chilean, and Mexican operations produced positive cash flow from operations for the three months ended March 31, 2006 and 2005.  These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations have required infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash flow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources. Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we have repatriated and will continue to repatriate a portion of the capital from certain countries in 2006.

Sources and Uses of Cash of Consolidated Operations

Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the three months ended March 31,
	2006	2005
	(in millions)
Cash flows attributable to discontinued operations:
Net cash provided by operating activities	$—	$1.7
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	—	—

Net cash provided by operating activities was $425.4 million for the three months ended March 31, 2006 compared to net cash used in operating activities of $78.2 million for the three months ended March 31, 2005.  The increase in cash provided by operations was primarily related to the payment in 2005 of an IRS deficiency related to the examination for 1999 – 2001.

Net cash used in investing activities was $987.6 million and $299.4 million for the three months ended March 31, 2006 and 2005, respectively.  The increase in cash used in investing activities between periods was primarily related to an increase in acquisitions, a decrease in the sales, and fewer maturities of available for sale securities.  This increase in cash used in investing activities was partially offset by an increase in net mortgage loans sold as well as a sale of stock of an equity method investment in 2006.

Net cash provided by financing activities was $529.1 million and $471.9 million for the three months ended March 31, 2006 and 2005, respectively.  The increase in cash provided by financing activities reflects an increase in net deposits of investment contracts.  This increase was partially offset by a reduction of short-term debt proceeds in the current year.  In the first quarter of 2005, short term debt was issued to fund the IRS deficiency.

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

	For the three months ended March 31,		For the year ended December 31,
	2006	2005	2005	2004	2003
Ratio of earnings to fixed charges before interest credited on investment products	12.6	14.4	11.1	9.5	7.5
Ratio of earnings to fixed charges	2.4	2.2	2.1	2.0	1.9

Contractual Obligations and Commercial Commitments

As of March 31, 2006 we had $893.6 million of long-term debt outstanding compared to $898.8 million at December 31, 2005.  There have been no significant changes to contractual obligations and commitments since December 31, 2005.

Short-Term Debt

As of March 31, 2006, we had credit facilities with various financial institutions in an aggregate amount of $894.9 million. As of March 31, 2006 we had $396.4 million of outstanding borrowings related to our credit facilities with $264.1 million of assets pledged as support, compared to $476.4 million of outstanding borrowings at December 31, 2005 with $110.6 million of assets pledged as support. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of March 31, 2006.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds.  These agreements generally expire from 2005 through 2019. The maximum exposure under these agreements as of March 31, 2006, was approximately $174.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position.  Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $179.0 million as of March 31, 2006).  New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies.  Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand.  In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry.

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group.  The claims aggregated approximately A$50.0 million Australian dollars (approximately U.S. $36.0 million as of March 31, 2006) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $32.0 million as of March 31, 2006) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”).  FITB is an asset used in calculating unit pricing of funds.  Westpac claimed that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated.

The claims made by Westpac related to both indemnifications were settled and paid by us in 2006. This settlement did not have a material impact on net income.

We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of Principal Residential Mortgage, Inc., and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated.  While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.  The fair value of such indemnifications is not material.

Investments

We had total consolidated assets as of March 31, 2006, of $132.0 billion, of which $57.9 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $54.8 billion were held by our U.S. operations and the remaining $3.1 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2006, there are ten members on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 67% and the debt service coverage ratio at loan inception was 1.7 times as of March 31, 2006.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of March 31, 2006.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of March 31, 2006, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	March 31, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities:
Public	$28,146.6	51%	$27,826.3	51%
Private	12,439.7	23	12,289.4	23
Equity securities	767.6	1	764.0	1
Mortgage loans:
Commercial	9,755.5	18	9,890.7	18
Residential	1,065.8	2	1,088.5	2
Real estate held for sale	137.9	—	133.8	—
Real estate held for investment	860.4	2	853.9	2
Policy loans	838.0	2	827.7	2
Other investments	797.9	1	755.3	1
Total invested assets	54,809.4	100%	54,429.6	100%
Cash and cash equivalents	1,555.9		1,585.1

Total invested assets and cash	$56,365.3		$56,014.7

U.S. Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.7% for the three months ended March 31, 2006, compared to 5.6% for the three months ended March 31, 2005. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets

Investment Income Yields by Asset Type

	For the three months ended March 31,
	2006		2005
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	5.9%	$597.8	5.8%	$570.1
Equity securities	6.2	11.9	6.4	11.7
Mortgage loans — commercial	6.5	160.6	6.6	168.1
Mortgage loans — residential	4.9	13.3	4.5	12.6
Real estate	6.7	16.6	5.0	11.8
Policy loans	5.9	12.2	6.1	12.5
Cash and cash equivalents	2.6	10.4	4.5	4.7
Other investments	7.8	15.1	2.2	6.9
Total before investment expenses	5.9	837.9	5.8	798.4
Investment expenses	0.2	31.9	0.2	32.6
Net investment income	5.7%	$806.0	5.6%	$765.8

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 74% of total U.S. invested assets as of March 31, 2006 and December 31, 2005. The fixed maturity securities portfolio was comprised, based on carrying amount, of 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of March 31, 2006 and December 31, 2005.  Included in the privately placed category as of March 31, 2006, and December 31, 2005, were $6.6 billion and $6.5 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of March 31, 2006, and December 31, 2005, as shown in the following table:

U.S. Invested Assets

Fixed Maturity Securities by Type of Issuer

	March 31, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$568.7	1%	$555.5	1%
States and political subdivisions	1,308.6	3	1,283.4	3
Non-U.S. governments	444.7	1	463.0	1
Corporate — public	19,651.9	49	19,590.8	49
Corporate — private	9,890.7	24	9,901.5	25
Residential pass-through securities	1,488.8	4	1,526.0	4
Commercial mortgage-backed securities	4,313.9	11	4,118.6	10
Residential collateralized mortgage obligations	913.9	2	752.5	2
Asset-backed securities	2,005.1	5	1,924.4	5
Total fixed maturities	$40,586.3	100%	$40,115.7	100%

We held $8,721.7 million of mortgage-backed and asset-backed securities as of March 31, 2006, and $8,321.5 million as of December 31, 2005.

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

The international exposure in our U.S. fixed maturity securities totaled $7,693.6 million, or 19% of total fixed maturity securities, as of March 31, 2006, comprised of corporate and foreign government fixed maturity securities. Of the $7,693.6 million as of March 31, 2006, investments totaled $2,099.8 million in the United Kingdom, $1,956.8 million in the continental European Union, $898.4 million in Asia, $717.4 million in Australia, $497.3 million in South America, $297.6 million in Mexico and $100.4 million in Japan. The remaining $1,125.9 million is invested in 17 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of March 31, 2006, our investments in Canada totaled $1,414.9 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of March 31, 2006, and December 31, 2005.

March 31, 2006
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$380.9
Bank of America Corp.(3)	347.3
American International Group Inc.(3)	321.9
MBIA Inc.(2)	315.9
JP Morgan Chase & Co.(3)	309.0
Royal Bank of Scotland Group PLC(3)	306.6
General Electric Co	257.3
Citigroup Inc.(3)	217.1
Verizon Communications Inc.	203.4
AT&T Inc.	197.2
Total top ten exposures	$2,856.6

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

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of March 31, 2006 and December 31, 2005. As of March 31, 2006 and December 31, 2005, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of March 31, 2006, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor’s annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor’s. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was a more favorable ratio at 0.56 times compared to the Standard & Poor’s drift ratio of 0.78 times, as of December 31, 2005.

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of March 31, 2006, and December 31, 2005, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets

Fixed Maturity Securities by Credit Quality(1)

		March 31, 2006			December 31, 2005
NAIC Rating	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$22,717.9	$23,044.3	57%	$21,593.3	$22,361.9	56%
2	Baa	15,202.3	15,529.8	38	14,978.4	15,590.7	39
3	Ba	1,631.8	1,709.2	4	1,701.7	1,801.6	4
4	B	242.2	255.1	1	258.5	271.2	1
5	Caa and lower	11.9	11.0	—	14.3	14.4	—
6	In or near default	37.3	36.9	—	76.2	75.9	—
	Total fixed maturities	$39,843.4	$40,586.3	100%	$38,622.4	$40,115.7	100%

(1)                                 Includes 72 securities with an amortized cost of $734.6 million, gross gains of $6.1 million, gross losses of $9.6 million and a carrying amount of $731.1 million as of March 31, 2006, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of March 31, 2006, we had invested 5.1% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of March 31, 2006, and December 31, 2005.

U.S. Invested Assets

Corporate Fixed Maturity Securities by Salomon Industry

	March 31, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,719.2	13%	$3,451.0	12%
Finance — Insurance	2,975.1	10	3,010.3	10
Finance — Other	4,328.9	15	4,090.1	14
Industrial — Consumer	1,029.3	3	1,067.2	4
Industrial — Energy	2,613.4	9	2,718.4	9
Industrial — Manufacturing	5,251.6	18	5,223.3	18
Industrial — Other	65.7	—	106.4	—
Industrial — Service	4,540.3	15	4,548.7	15
Industrial — Transport	819.5	3	848.6	3
Utility — Electric	2,455.9	8	2,568.6	9
Utility — Other	45.9	—	47.9	—
Utility — Telecom	1,697.8	6	1,811.8	6
Total	$29,542.6	100%	$29,492.3	100%

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

Every month, a group of individuals including the Chief Investment Officer, our Portfolio Managers, members of our Workout Group, and representatives from Investment Accounting review all securities to determine whether an other than temporary decline in value exists and whether losses should be recognized. The analysis focuses on each issuer’s ability to service its debts in a timely fashion and the length of time the security has been trading below cost. Formal documentation of the analysis and the company’s decision is prepared and approved by management.

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

The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $5.9 million for the three months ended March 31, 2006.  The single largest other than temporary credit impairment represented less than 0.1% of U.S. fixed maturity securities as of March 31, 2006.

For the three months ended March 31, 2006, we realized $4.1 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $4.1 million is $3.0 million related to sales of seven credit impaired and credit related names.  We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of March 31, 2006, and December 31, 2005.

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Industry Category

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,688.4	$74.0	$43.2	$3,719.2
Finance — Insurance	2,954.1	58.5	37.5	2,975.1
Finance — Other	4,252.9	135.3	59.3	4,328.9
Industrial — Consumer	1,023.0	25.4	19.1	1,029.3
Industrial — Energy	2,480.7	152.1	19.4	2,613.4
Industrial — Manufacturing	5,166.5	145.8	60.7	5,251.6
Industrial — Other	64.8	1.4	0.5	65.7
Industrial — Service	4,446.4	144.4	50.5	4,540.3
Industrial — Transport	783.9	41.4	5.8	819.5
Utility — Electric	2,390.9	89.5	24.5	2,455.9
Utility — Other	41.2	4.7	—	45.9
Utility — Telecom	1,638.3	76.7	17.2	1,697.8
Total corporate securities	28,931.1	949.2	337.7	29,542.6
U.S. Government and agencies	575.8	1.0	8.1	568.7
States and political subdivisions	1,250.7	37.4	8.7	1,279.4
Non-U.S. governments	408.4	37.2	0.9	444.7
Mortgage-backed and other asset-backed securities	8,566.1	212.2	138.7	8,639.6
Total fixed maturity securities, available-for-sale	$39,732.1	$1,237.0	$494.1	$40,475.0

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,354.9	$110.6	$14.5	$3,451.0
Finance — Insurance	2,915.0	111.3	16.0	3,010.3
Finance — Other	3,932.5	181.5	23.9	4,090.1
Industrial — Consumer	1,038.0	36.5	7.3	1,067.2
Industrial — Energy	2,506.5	220.2	8.3	2,718.4
Industrial — Manufacturing	5,060.9	201.4	39.0	5,223.3
Industrial — Other	104.4	2.3	0.3	106.4
Industrial — Service	4,369.6	204.4	25.3	4,548.7
Industrial — Transport	795.1	57.0	3.5	848.6
Utility — Electric	2,455.3	123.8	10.5	2,568.6
Utility — Other	41.2	6.7	—	47.9
Utility — Telecom	1,701.8	118.6	8.6	1,811.8
Total corporate securities	28,275.2	1,374.3	157.2	29,492.3
U.S. Government and agencies	557.9	1.8	4.2	555.5
States and political subdivisions	1,222.6	45.7	3.8	1,264.5
Non-U.S. governments	416.2	47.2	0.4	463.0
Mortgage-backed and other asset-backed securities	8,045.5	267.8	77.9	8,235.4
Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

The total unrealized losses on our fixed maturity securities available-for-sale were $494.1 million and $243.5 million as of March 31, 2006 and December 31, 2005, respectively. Of the $494.1 million in gross unrealized losses as of March 31, 2006, there were $3.1 million in losses attributed to securities scheduled to mature in one year or less, $96.5 million is attributed to securities scheduled to mature between one to five years, $155.2 million is attributed to securities scheduled to mature between five to ten years, $100.6 million is attributed to securities scheduled to mature after ten years, and $138.7 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of March 31, 2006 and December 31, 2005 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Industrial — Services, and Financial — Other sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of March 31, 2006, and December 31, 2005.

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Quality

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$26,542.3	$707.9	$329.9	$26,920.3
Private	11,266.6	422.5	146.6	11,542.5
Below Investment Grade:
Public	1,160.2	47.2	10.3	1,197.1
Private	763.0	59.4	7.3	815.1
Total fixed maturity securities, available-for-sale	$39,732.1	$1,237.0	$494.1	$40,475.0

U.S. Invested Assets

Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$25,638.9	$1,024.9	$164.3	$26,499.5
Private	10,827.8	584.5	64.2	11,348.1
Below Investment Grade:
Public	1,263.4	54.4	9.9	1,307.9
Private	787.3	73.0	5.1	855.2
Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

U.S. Invested Assets

Unrealized Losses on Investment Grade Fixed Maturity Securities

Available-for-Sale by Aging Category

	March 31, 2006
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$4,799.0	$65.3	$2,111.1	$32.3	$6,910.1	$97.6
Greater than three to six months	1,710.6	40.3	729.7	19.8	2,440.3	60.1
Greater than six to nine months	4,047.1	136.3	1,484.8	60.3	5,531.9	196.6
Greater than nine to twelve months	368.3	13.6	79.7	2.1	448.0	15.7
Greater than twelve to twenty-four months	2,014.6	65.2	559.9	20.0	2,574.5	85.2
Greater than twenty-four to thirty-six months	165.8	9.2	240.9	12.1	406.7	21.3
Greater than thirty-six months	—	—	—	—	—	—
Total fixed maturities, available-for-sale	$13,105.4	$329.9	$5,206.1	$146.6	$18,311.5	$476.5

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

U.S. Invested Assets

Unrealized Losses on Below Investment Grade Fixed Maturity Securities

Available-for-Sale by Aging Category

	March 31, 2006
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$156.9	$1.5	$39.3	$0.4	$196.2	$1.9
Greater than three to six months	66.4	0.6	72.3	3.0	138.7	3.6
Greater than six to nine months	92.0	4.3	35.9	1.4	127.9	5.7
Greater than nine to twelve months	56.5	2.0	27.6	0.8	84.1	2.8
Greater than twelve to twenty-four months	39.2	1.6	26.1	1.6	65.3	3.2
Greater than twenty-four to thirty-six months	19.5	0.1	0.6	0.1	20.1	0.2
Greater than thirty-six months	23.4	0.2	—	—	23.4	0.2
Total fixed maturities, available-for-sale	$453.9	$10.3	$201.8	$7.3	$655.7	$17.6

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

Of total gross unrealized losses as of March 31, 2006 and December 31, 2005, $476.5 million and $228.5 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $17.6 million and $15.0 million as of March 31, 2006 and December 31, 2005, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of March 31, 2006, and December 31, 2005.

U.S. Invested Assets

Unrealized Losses on Fixed Maturity Securities

Available-for-Sale by Aging Category

March 31, 2006
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
(in millions)
Three months or less	$—	$—	$—	$—	$—	$—
Greater than three to six months	—	—	3.9	2.4	3.9	2.4
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$—	$—	$3.9	$2.4	$3.9	$2.4

U.S. Invested Assets

Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

December 31, 2005
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
(in millions)
Three months or less	$—	$—	$4.2	$2.1	$4.2	$2.1
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$—	$—	$4.2	$2.1	$4.2	$2.1

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $2.4 million as of March 31, 2006 and $2.1 million as of December 31, 2005. There were no gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” as of March 31, 2006 and December 31, 2005.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	March 31, 2006	December 31, 2005
	($ in millions)
Total fixed maturity securities (public and private)	$40,586.3	$40,115.7
Problem fixed maturity securities	$7.9	$42.0
Potential problem fixed maturity securities	37.4	101.6
Restructured fixed maturity securities	9.4	—
Total problem, potential problem and restructured fixed maturity securities	$54.7	$143.6
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	0%	0%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. At March 31, 2006, commercial mortgage loans aggregated to $9,755.5 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

California accounted for 18% of our commercial mortgage loan portfolio as of March 31, 2006. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of March 31, 2006, 38% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of March 31, 2006 and December 31, 2005 was 1,253 and 1,309, respectively. The average loan size of our commercial mortgage portfolio was $7.8 million as of March 31, 2006.

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

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments is subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $30.8 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. Decreases in the valuation allowance aggregated to $2.0 million for the three months ended March 31, 2006, and $9.2 million for the year ended December 31, 2005.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets

Commercial Mortgage Valuation Allowance

	March 31, 2006	December 31, 2005
	($ in millions)
Beginning balance	$33.2	$42.4
Provision	0.3	6.7
Release	(2.3)	(15.9)
Ending balance	$31.2	$33.2
Valuation allowance as % of carrying value before reserves	1%	1%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	March 31, 2006	December 31, 2005
	($ in millions)
Total commercial mortgages	$9,755.5	$9,890.7
Problem commercial mortgages(1)	$10.6	$10.4
Potential problem commercial mortgages	11.0	10.2
Restructured commercial mortgages	61.5	65.1
Total problem, potential problem and restructured commercial mortgages	$83.1	$85.7
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1%	1%

(1)                                 Problem commercial mortgages include mortgage loans in foreclosure of $10.5 million as of March 31, 2006. This is the same mortgage loan that was in foreclosure as of December 31, 2005.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of March 31, 2006, and December 31, 2005, the carrying amount of equity real estate investment was $998.3 million and $987.7 million, or 2% and 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale”. Real estate held for investment totaled $860.4 million as of March 31, 2006, and $853.9 million as of December 31, 2005. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the years ended March 31, 2006 and December 31, 2005, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of March 31, 2006, and December 31, 2005, was $137.9 million and $133.8 million, net of valuation allowances of $3.6 million and $4.2 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of March 31, 2006. By property type, there is a concentration in office buildings and industrial sites that represented approximately 67% of the equity real estate portfolio as of March 31, 2006.

Other Investments

Our other investments totaled $797.9 million as of March 31, 2006, compared to $755.3 million as of December 31, 2005. Derivatives accounted for $502.9 million in other investments as of March 31, 2006. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

As of March 31, 2006, our international investment operations consist of the investments of Principal International comprised of $3.1 billion in invested assets. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies. Principal Global Investors employees and international affiliate company credit analysts jointly review each corporate credit annually.

Overall Composition of International Invested Assets

As shown in the following table, the major categories of international invested assets as of March 31, 2006, and December 31, 2005, were fixed maturity securities and residential mortgage loans:

International Invested Assets

	March 31, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$2,095.3	68%	$2,114.1	69%
Private	0.6	—	0.6	—
Equity securities	50.4	2	50.7	2
Mortgage loans
Residential	505.4	17	505.1	17
Real estate held for investment	11.5	—	11.7	—
Other investments	401.9	13	358.2	12
Total invested assets	3,065.1	100%	3,040.4	100%
Cash and cash equivalents	52.3		56.2
Total invested assets and cash	$3,117.4		$3,096.6

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

As of March 31, 2006, the difference between the asset and liability durations on our primary duration managed portfolio was +.02. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $31,987.2 million as of March 31, 2006.

Duration-Monitored.  For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2006, the weighted-average difference between the asset and liability durations on these portfolios was +.37. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $15,549.9 million as of March 31, 2006.

Non Duration-Managed.  We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,213.7 million as of March 31, 2006.

Using the assumptions and data in effect as of March 31, 2006, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $63.8 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

	March 31, 2006
Risk Management Strategy	Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)
Primary duration-managed	$31,987.2	3.86	.02	$(6.4)
Duration-monitored	15,549.9	5.11	.37	(57.4)
Non duration-managed	4,213.7	5.36	N/A	N/A
Total	$51,750.8			$(63.8)

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

Debt Issued and Outstanding.  As of March 31, 2006, the aggregate fair value of long-term debt was $943.3 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $33.4 million. Debt is not recorded at fair value on the statement of financial position.

	March 31, 2006
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$515.3	$500.3	$485.9
4.59% notes payable, due 2011	58.5	56.0	53.0
4.93% notes payable, due 2011	54.5	51.9	49.5
8% surplus notes payable, due 2044	115.2	106.2	97.3
Non-recourse mortgages and notes payable	181.7	177.9	174.2
Other mortgages and notes payable	51.5	51.0	50.5
Total long-term debt	$976.7	$943.3	$910.4

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

We estimate that as of March 31, 2006, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturity securities is eliminated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of March 31, 2006, was $3,098.6 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of March 31, 2006, was $1,295.9 million.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks. As of March 31, 2006, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $51.3 million in order to mitigate currency exposure related to U.S. dollar-denominated bonds.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2006, the fair value of our equity securities was $818.0 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $81.8 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

We also have equity risk associated with (1) fixed deferred annuity products that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a guaranteed minimum withdrawal benefit (“GMWB”) rider that allows the customer to receive at least the principal deposit back through withdrawals of a specified annual amount, even if the account value is reduced to zero; (3) variable annuity contacts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount;  (4) investment-type contracts in which the return is tied to an external equity index; and (5) investment-type contracts in which the return is subject to minimum contractual guarantees.

Use of Derivatives to Manage Equity Risk.  We economically hedge the fixed deferred annuity product by purchasing options that match the product’s profile. We economically hedge the GMWB exposure using futures, options and interest rate swaps. We economically hedge the investment contract exposure using equity call options.

Credit Risk

Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. Our ability to manage credit risk is essential to our business and our profitability. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Investments” for additional information about credit risk.

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

We have increased our credit exposure through credit default swaps by investing in $127.5 million of various  tranches of synthetic collateralized debt obligations. The outstanding notional amount as of March 31, 2006 was $565.0 million. We also invested in credit default swaps creating replicated assets with a notional amount of $722.6 million as of March 31, 2006.

In addition, on May 26, 2005, we invested $130.0 million in a secured limited recourse credit linked note issued by a grantor trust. The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios. The risk of loss for the seven referenced mezzanine tranches begins at 4.85% and ends at 10.85% of loss on each of the seven synthetic reference portfolios. Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed 4.85% of a synthetic reference portfolio. As of March 31, 2006, the credit default swap entered into by the trust had an outstanding notional amount of $130.0 million. The creditors of the grantor trusts have no recourse to the assets of our company.

Derivative Summary

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of March 31, 2006, and December 31, 2005.

Derivative Financial Instruments — Notional Amounts

	March 31, 2006		December 31, 2005
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$9,066.6	50%	$8,531.3	50%
Foreign currency swaps	4,418.5	25	3,854.5	23
Credit default swaps	1,417.6	8	1,297.6	8
Embedded derivative financial instruments	1,372.6	8	1,199.5	7
Swaptions	674.5	4	684.5	4
Currency forwards	403.3	2	566.6	4
Call options	211.5	1	189.8	1
Total return swaps	200.0	1	100.0	1
Interest rate lock commitments	174.9	1	392.3	2
Mortgage-backed forwards and options	56.5	—	39.3	—
Bond options	38.5	—	38.5	—
Futures	35.6	—	58.9	—
Total	$18,070.1	100%	$16,952.8	100%

Derivative Financial Instruments — Credit Exposures

	March 31, 2006		December 31, 2005
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$306.7	58%	$339.6	72%
Interest rate swaps	176.0	33	89.3	19
Call options	20.9	4	18.0	4
Credit default swaps	14.4	3	14.0	3
Currency forwards	12.5	2	11.4	2
Bond options	0.6	—	0.6	—
Total credit exposure	531.1	100%	472.9	100%
Less: Collateral received	(107.4)		(97.6)
Total	$423.7		$375.3

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	March 31, 2006
				Fair Value (no accrued interest)
	Notional Amount	Weighted Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$9,066.6	6.42	(1)	$(109.8)	$121.9	$323.0
Mortgage-backed forwards and options	56.5	.03	(4)	(0.3)	0.1	0.6
Swaptions	674.5	7.36	(3)	(10.2)	(20.7)	(40.8)
Futures	28.7	.21	(2)	(1.1)	—	1.2
Total return swaps	200.0	.25	(1)	—	—	—
Bond options	38.5	1.88	(4)	(5.3)	(0.3)	1.6
Total	$10,064.8			$(126.7)	$101.0	$285.6

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

Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2006, and have concluded that our disclosure controls and procedures are effective.

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

A lawsuit was filed against us, Principal Life, and Principal Financial Services, Inc. in the United States District Court for the Southern District of Iowa on October 31, 2005, but the plaintiff dismissed the case without prejudice on March 17, 2006. The claims and allegations in the lawsuit were substantially the same as those in the December 23, 2004 lawsuit, but the proposed class was limited to those members of the settlement class in the Principal Life sales practices class action settlement who did not own annuities and who received demutualization consideration in the form of cash under the plan of demutualization.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2006 – January 31, 2006	886,250	(1)	$47.19	886,200	$208.2	(2)
February 1, 2006 – February 28, 2006	824,276	(1)	$48.14	814,895	$169.0	(2)
March 1, 2006 – March 31, 2006	1,672,028	(1)	$49.06	1,655,200	$87.7	(2)
Total	3,382,554			3,356,295

(1)                                 The number of shares include shares of common stock utilized to execute certain stock incentive awards in 2006: 50 shares in January, 9,381 shares in February, and 16,828 shares in March.

(2)                                 In November 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock.

Item 6.  Exhibits

Exhibit Number	Description
10.12

Change-of-Control Supplement to Employment Agreement, dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell

10.13

Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive

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

PRINCIPAL FINANCIAL GROUP, INC.
Dated: May 3, 2006	By	/s/ Michael H. Gersie
Michael H. Gersie
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
10.12

Change-of-Control Supplement to Employment Agreement, dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell

10.13

Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of J. Barry Griswell
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael H. Gersie