Form 10-Q
period 2006-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2006-08-02
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐   No  ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 27, 2006 was 269,286,643.

PRINCIPAL FINANCIAL GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2006	December 31, 2005
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$42,293.4	$42,117.2
Fixed maturities, trading	252.0	113.2
Equity securities, available-for-sale	677.2	724.4
Equity securities, trading	148.3	90.3
Mortgage loans	11,543.9	11,484.3
Real estate	997.2	999.4
Policy loans	843.2	827.7
Other investments	1,368.8	1,113.5
Total investments	58,124.0	57,470.0
Cash and cash equivalents	1,216.9	1,641.3
Accrued investment income	666.0	682.7
Premiums due and other receivables	626.8	592.7
Deferred policy acquisition costs	2,455.6	2,174.1
Property and equipment	420.2	419.8
Goodwill	297.8	282.3
Other intangibles	199.3	202.6
Separate account assets	65,620.2	62,070.0
Other assets	1,802.6	1,499.9
Total assets	$131,429.4	$127,035.4
Liabilities
Contractholder funds	$35,512.6	$33,612.1
Future policy benefits and claims	17,006.6	16,825.5
Other policyholder funds	636.3	657.1
Short-term debt	424.4	476.4
Long-term debt	894.2	898.8
Income taxes currently payable	0.5	—
Deferred income taxes	610.9	974.8
Separate account liabilities	65,620.2	62,070.0
Other liabilities	3,879.0	3,713.5
Total liabilities	124,584.7	119,228.2
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2006 and 2005	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2006 and 2005	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 382.5 million and 381.3 million shares issued, and 269.1 million and 280.6 million shares outstanding in 2006 and 2005, respectively	3.8	3.8
Additional paid-in capital	8,068.8	8,000.0
Retained earnings	2,504.8	2,008.6
Accumulated other comprehensive income	218.5	994.8
Treasury stock, at cost (113.4 million and 100.7 million shares in 2006 and 2005, respectively)	(3,951.3)	(3,200.1)
Total stockholders’ equity	6,844.7	7,807.2
Total liabilities and stockholders’ equity	$131,429.4	$127,035.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,104.6	$948.9	$2,146.4	$1,883.0
Fees and other revenues	451.3	405.3	900.1	822.5
Net investment income	911.6	836.0	1,763.8	1,629.9
Net realized/unrealized capital gains (losses)	(19.1)	10.2	29.8	8.7
Total revenues	2,448.4	2,200.4	4,840.1	4,344.1
Expenses
Benefits, claims, and settlement expenses	1,459.6	1,264.5	2,801.4	2,498.8
Dividends to policyholders	72.5	72.2	144.4	145.1
Operating expenses	619.8	580.8	1,224.2	1,137.7
Total expenses	2,151.9	1,917.5	4,170.0	3,781.6
Income from continuing operations before income taxes	296.5	282.9	670.1	562.5
Income taxes	77.7	59.3	157.4	134.0
Income from continuing operations, net of related income taxes	218.8	223.6	512.7	428.5
Income from discontinued operations, net of related income taxes	—	15.3	—	15.9
Net income	218.8	238.9	512.7	444.4
Preferred stock dividends	8.3	—	16.5	—
Net income available to common stockholders	$210.5	$238.9	$496.2	$444.4

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$0.77	$0.78	$1.79	$1.45
Income from discontinued operations, net of related income taxes	—	0.05	—	0.05
Net income	$0.77	$0.83	$1.79	$1.50
Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$0.76	$0.77	$1.78	$1.44
Income from discontinued operations, net of related income taxes	—	0.05	—	0.05
Net income	$0.76	$0.82	$1.78	$1.49

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2005	$—	$—	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3
Series A preferred stock issued	—	—	—	296.0	—	—	—	296.0
Series B preferred stock issued	—	0.1	—	245.9	—	—	—	246.0
Common stock issued	—	—	—	25.8	—	—	—	25.8
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.4	—	—	—	0.4
Stock-based compensation, and additional related tax benefits	—	—	—	23.0	—	—	—	23.0
Treasury stock acquired, common	—	—	—	—	—	—	(868.4)	(868.4)
Comprehensive income:
Net income	—	—	—	—	444.4	—	—	444.4
Net unrealized gains	—	—	—	—	—	164.7	—	164.7
Provision for deferred income taxes	—	—	—	—	—	(41.0)	—	(41.0)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	16.9	—	16.9
Comprehensive income								585.0
Balances at June 30, 2005	$—	$0.1	$3.8	$7,860.5	$1,733.9	$1,453.9	$(3,200.1)	$7,852.1

Balances at January 1, 2006	$—	$0.1	$3.8	$8,000.0	$2,008.6	$994.8	$(3,200.1)	$7,807.2
Common stock issued	—	—	—	38.3	—	—	—	38.3
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.8	—	—	—	0.8
Stock-based compensation, and additional related tax benefits	—	—	—	29.7	—	—	—	29.7
Treasury stock acquired, common	—	—	—	—	—	—	(751.2)	(751.2)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	(16.5)
Comprehensive loss:
Net income	—	—	—	—	512.7	—	—	512.7
Net unrealized losses	—	—	—	—	—	(1,113.0)	—	(1,113.0)
Provision for deferred income tax benefits	—	—	—	—	—	369.6	—	369.6
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(32.9)	—	(32.9)
Comprehensive loss								(263.6)
Balances at June 30, 2006	$—	$0.1	$3.8	$8,068.8	$2,504.8	$218.5	$(3,951.3)	$6,844.7

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For six months ended June 30,
	2006	2005
		(As Restated - See Note 1)
	(in millions)
Operating activities
Net income	$512.7	$444.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	—	(15.9)
Amortization of deferred policy acquisition costs	136.6	126.7
Additions to deferred policy acquisition costs	(245.0)	(249.4)
Accrued investment income	16.7	5.3
Net cash flows from trading securities	(128.5)	1.6
Premiums due and other receivables	(22.8)	(20.4)
Contractholder and policyholder liabilities and dividends	648.5	932.3
Current and deferred income taxes	(34.9)	(416.0)
Net realized/unrealized capital gains	(29.8)	(8.7)
Depreciation and amortization expense	49.6	47.4
Mortgage loans held for sale, acquired or originated	(282.4)	(1,077.3)
Mortgage loans held for sale, sold or repaid, net of gain	564.6	1,108.2
Real estate acquired through operating activities	(14.7)	(26.7)
Real estate sold through operating activities	11.8	4.8
Stock-based compensation	28.9	22.9
Other	(106.5)	(72.8)
Net adjustments	592.1	362.0
Net cash provided by operating activities	1,104.8	806.4
Investing activities
Available-for-sale securities:
Purchases	(4,384.4)	(4,753.5)
Sales	745.3	960.1
Maturities	1,873.0	3,046.6
Mortgage loans acquired or originated	(1,542.5)	(1,272.9)
Mortgage loans sold or repaid	1,192.3	1,264.4
Real estate acquired	(18.7)	(161.0)
Real estate sold	11.4	267.2
Net purchases of property and equipment	(23.2)	(18.1)
Purchases of interest in subsidiaries, net of cash acquired	(5.5)	(54.4)
Net change in other investments	84.3	(41.2)
Net cash used in investing activities	$(2,068.0)	$(762.8)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the six months ended, June 30,
	2006	2005
		(As Restated - See Note 1)
	(in millions)
Financing activities
Issuance of preferred stock	$—	$542.0
Issuance of common stock	38.3	25.8
Acquisition and sales of treasury stock, net	(751.2)	(868.4)
Proceeds from financing element derivatives	81.3	83.0
Payments for financing element derivatives	(69.9)	(55.6)
Excess tax benefits from share-based payment arrangements	2.6	—
Dividends to preferred stockholders	(16.5)	—
Issuance of long-term debt	8.7	12.2
Principal repayments of long-term debt	(6.3)	(11.5)
Net proceeds (repayments) of short-term borrowings	(49.6)	172.4
Investment contract deposits	4,835.7	4,072.6
Investment contract withdrawals	(3,609.7)	(3,319.5)
Net increase in banking operation deposits	75.4	22.7
Net cash provided by financing activities	538.8	675.7
Discontinued operations
Net cash used in operating activities	—	(0.1)
Net cash used in investing activities	—	(0.1)
Net cash used in discontinued operations	—	(0.2)
Net increase (decrease) in cash and cash equivalents	(424.4)	719.1
Cash and cash equivalents at beginning of period	1,641.3	452.5
Cash and cash equivalents at end of period	$1,216.9	$1,171.6
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$1.9
At end of period	$—	$1.7

See accompanying notes

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIE”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2005, included in our Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position at December 31, 2005, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48, which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 is not expected to have a material impact on our consolidated financial statements.

On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). This Statement (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale (“AFS”) securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other AFS securities, provided the AFS securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. The initial measurement requirements of this statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006. The election related to the subsequent measurement of servicing assets and liabilities is also effective the first fiscal year beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

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

SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of financing cash flows recognized for the six months ended June 30, 2006, for such excess tax deductions, was $2.6 million.

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
June 30, 2006
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

See note 9, Stock-Based Compensation Plans, for further details on our stock-based compensation.

Separate Accounts

As of June 30, 2006 and December 31, 2005, the separate accounts include a separate account valued at $775.5 million and $726.6 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.  Significant Unconsolidated Variable Interest Entities

Synthetic Collateralized Debt Obligation.  On June 21, 2006, we invested $285.0 million in a secured limited recourse note issued by a segregated portfolio company.  The note represents Class B notes.  Class A notes are senior and Class C through Class F notes are subordinated to Class B notes.  The entity entered into a credit default swap with a third party providing credit protection in exchange for a fee.  Defaults in an underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio.  We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss.  Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $285.0 million as of June 30, 2006.

3. Federal Income Taxes

The effective income tax rate on income from continuing operations for the three months and six months ended June 30, 2006 is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income. The effective income tax rate on income from continuing operations for the six months ended June 30, 2006 is also lower than the prevailing corporate federal income tax rate due to a favorable court ruling on a contested Internal Revenue Service issue for 1991 and later years. The effective income tax rate on income from continuing operations for the three months and six months ended June 30, 2005 is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received, tax credits received on our investment in a synthetic fuel facility and interest exclusion from taxable income.

4. Employee and Agent Benefits

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

4. Employee and Agent Benefits (continued)

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$11.7	$12.4	$2.4	$2.5
Interest cost	20.4	19.4	4.0	4.2
Expected return on plan assets	(26.3)	(24.1)	(8.1)	(7.3)
Amortization of prior service cost (benefit)	(2.2)	0.4	(0.7)	(0.6)
Recognized net actuarial loss	5.1	4.1	0.1	0.1
Net periodic benefit cost (income)	$8.7	$12.2	$(2.3)	$(1.1)

	Pension benefits		Other postretirement benefits
	For the six months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$23.5	$24.8	$4.7	$5.0
Interest cost	40.8	38.7	8.1	8.4
Expected return on plan assets	(52.7)	(48.1)	(16.2)	(14.7)
Amortization of prior service cost (benefit)	(4.5)	0.7	(1.3)	(1.3)
Recognized net actuarial loss	10.2	8.2	0.1	0.3
Net periodic benefit cost (income)	$17.3	$24.3	$(4.6)	$(2.3)

Contributions

Our funding policy for the Pension Plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2006 will be zero so we will not be required to fund the Pension Plan during 2006. However, it is possible that we may fund the qualified and nonqualified plans in 2006 in the range of $20.0 million to $50.0 million. During the three months and six months ended June 30, 2006, $5.2 million was contributed to the plans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

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

Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues. Beginning in March of 2005, we have received subpoenas and interrogatories from the offices of the Attorneys General of New York and Connecticut seeking information related to compensation agreements with brokers and agents and the sale of retirement products and services. We are cooperating with these inquiries. We have received other requests from regulators and other governmental authorities relating to industry issues and may receive additional such requests, including subpoenas and interrogatories, in the future.

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life Insurance Company (“Principal Life”) and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa. On July 22, 2005, the plaintiff’s motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted. On September 21, 2005, the plaintiff’s motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit.

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
June 30, 2006
(Unaudited)

5. Contingencies, Guarantees and Indemnifications (continued)

While the outcome of any pending or future litigation cannot be predicted, management does not believe that any pending litigation will have a material adverse effect on our business or financial position. The outcome of litigation is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2006 through 2019. The maximum exposure under these agreements as of June 30, 2006, was approximately $166.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $186.0 million as of June 30, 2006). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry.

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group. The claims aggregated approximately A$50.0 million Australian dollars (approximately U.S. $37.0 million as of June 30, 2006) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $33.0 million as of June 30, 2006) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”). FITB is an asset used in calculating unit pricing of funds. Westpac claimed that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that, as a result, fund values were overstated.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

6. Stockholders’ Equity

Common Stock

On May 19, 2006, following our Board of Directors’ share repurchase authorization, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of  $500.0 million. On this date, we paid $500.0 million and received the initial delivery of 7.7 million common shares, while retaining the right to receive additional common shares depending on the volume weighted average share price of our common stock over the program’s duration.  The maximum number of shares eligible for repurchase under this program is 19.5 million common shares. The program will be completed in the fourth quarter 2006, at which time we will receive any remaining common shares owed to us under this agreement.

Reconciliation of Outstanding Shares

	Series A Preferred Stock	Series B Preferred Stock	Common Stock
	(in millions)
Outstanding shares at January 1, 2005	—	—	300.6
Shares issued	3.0	10.0	1.0
Treasury stock acquired	—	—	(22.2)
Outstanding shares at June 30, 2005	3.0	10.0	279.4

Outstanding shares at January 1, 2006	3.0	10.0	280.6
Shares issued	—	—	1.3
Treasury stock acquired	—	—	(12.8)
Outstanding shares at June 30, 2006	3.0	10.0	269.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

7. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Comprehensive income (loss):
Net income	$218.8	$238.9	$512.7	$444.4
Net change in unrealized gains and losses on fixed maturities, available-for-sale	(625.0)	691.0	(1,368.3)	158.5
Net change in unrealized gains and losses on equity securities, available-for-sale	(10.9)	10.1	(9.6)	3.8
Net change in unrealized gains and losses on equity method subsidiaries and minority interest adjustments	(51.2)	(17.3)	18.3	(17.0)
Adjustments for assumed changes in amortization patterns:
Deferred policy acquisition costs	92.1	(36.8)	179.8	6.8
Sales inducements	4.8	(3.8)	9.3	(0.2)
Unearned revenue reserves	(4.1)	(9.5)	(7.9)	(2.4)
Net change in unrealized gains and losses on derivative instruments	15.2	0.6	31.7	25.2
Adjustments to unrealized gains and losses for Closed Block policyholder dividend obligation	—	(62.9)	33.7	(10.0)
Change in net foreign currency translation adjustment	(31.6)	24.2	(30.2)	15.2
Provision for deferred income taxes (benefits)	189.9	(188.1)	366.9	(39.3)
Comprehensive income (loss)	$(202.0)	$646.4	$(263.6)	$585.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
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

Management uses segment operating earnings for goal setting, determining employee compensation and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs (“DPAC”) and sales inducements, recognition of front-end fee revenues for sales charges on pension products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and include operating revenues from real estate properties that qualify for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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
June 30, 2006
(Unaudited)

8. Segment Information (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2006	December 31, 2005
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$108,160.0	$103,506.1
International Asset Management and Accumulation	6,833.2	6,856.2
Life and Health Insurance	13,951.7	14,080.2
Corporate and Other	2,484.5	2,592.9
Total consolidated assets	$131,429.4	$127,035.4

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$1,116.2	$971.1	$2,166.0	$1,928.4
International Asset Management and Accumulation	164.2	158.2	307.6	291.0
Life and Health Insurance	1,183.1	1,089.5	2,342.7	2,158.1
Corporate and Other	3.8	(28.0)	(5.9)	(38.1)
Total segment operating revenues	2,467.3	2,190.8	4,810.4	4,339.4
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(18.9)	10.6	29.7	6.6
Subtract:
Operating revenues from a discontinued real estate investment	—	1.0	—	1.9
Total revenues per consolidated statements of operations	$2,448.4	$2,200.4	$4,840.1	$4,344.1
Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$151.2	$130.5	$309.0	$269.1
International Asset Management and Accumulation	16.1	19.1	33.7	28.6
Life and Health Insurance	65.2	76.3	135.6	145.8
Corporate and Other	(7.3)	(4.9)	(12.9)	(13.3)
Total segment operating earnings, net of related income taxes	225.2	221.0	465.4	430.2
Net realized/unrealized capital gains (losses), as adjusted	(12.9)	3.2	12.0	(0.5)
Other after-tax adjustments (1)	(1.8)	14.7	18.8	14.7
Net income available to common stockholders per consolidated statements of operations	$210.5	$238.9	$496.2	$444.4

(1)   For the three months ended June 30, 2006, other after-tax adjustments of $(1.8) million included a change in estimate associated with a favorable court ruling on a contested IRS issue for 1991 and later years.

For the three months ended June 30, 2005, other after-tax adjustments reflect a $14.7 million gain on sale of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

For the six months ended June 30, 2006, other after-tax adjustments of $18.8 million included the positive effect of a favorable court ruling on a contested IRS issue for 1991 and later years.

For the six months ended June 30, 2005, other after-tax adjustments reflect a $14.7 million gain on sale of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans

As of June 30, 2006, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan. As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan (“Stock-Based Compensation Plans”). Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock, or performance units.

As of June 30, 2006, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 21.6 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the six months ended June 30,
	2006	2005
	(in millions)
Compensation cost	$27.5	$19.5
Related income tax benefit	8.5	6.0
Capitalized as part of an asset	1.8	0.7

Nonqualified Stock Options

We issue nonqualified stock options under the 2005 Directors Stock Plan, Directors Stock Plan, 2005 Stock Incentive Plan, and Stock Incentive Plan. Nonqualified stock options are treated as an equity award.

Non-qualified stock options were granted to certain employees under the 2005 Stock Incentive Plan and the Stock Incentive Plan. Total options granted under the 2005 Stock Incentive Plan and the Stock Incentive Plan were 2.1 million and 2.7 million for the six months ended June 30, 2006 and 2005, respectively. Options outstanding under the 2005 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded or cliff vesting over a three-year period.

Non-qualified stock options granted under the Directors stock plans have an exercise price equal to the fair market value of the common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director’s full term of office expires. There were no options granted during the six months ended June 30, 2006 or 2005.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans (continued)

Cash received from stock options exercised under these share-based payment arrangements for the six months ended June 30, 2006 was $21.7 million. The actual tax benefits realized for the tax deductions for option exercise of the share-based payment arrangements for the six months ended June 30, 2006 was $5.8 million.

The following is a summary of assumptions for the stock options granted during the period:

	For the six months ended June 30,
Options	2006	2005
Dividend yield	1.32%	1.41%
Expected volatility	16.2%	19.1%
Risk-free interest rate	4.6%	4.1%
Expected life (in years)	6	6

Using the Black-Scholes option valuation model, the weighted-average estimated fair value of stock options granted was $11.41 and  $9.17 per share during the six months ended June 30, 2006 and 2005, respectively.

The following is a summary of the status of all of our stock option plans for six months ended June 30, 2006:

		Weighted-average	Intrinsic
	Number of options	exercise price	Value
	(in millions)		(in millions)
Options outstanding at January 1, 2006	7.8	$33.06
Granted	2.1	49.27
Exercised	0.7	29.07
Canceled	0.1	40.06
Options outstanding at June 30, 2006	9.1	$37.07	$168.7
Vested or expected to vest at June 30, 2006	8.8	$36.67	$167.5
Options exercisable at June 30, 2006	4.7	$31.21	$114.5

The total intrinsic value of stock options exercised was $20.3 million and $8.8 million during the six months ended June 30, 2006 and 2005, respectively.

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of June 30, 2006:

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$22.23 - $22.33	0.7	5
$24.79 - $29.78	1.9	6
$30.16 - $36.50	2.0	7
$38.20 - $44.13	2.5	9
$46.40 - $54.45	2.0	10
$22.23 - $54.45	9.1	8

The weighted-average remaining contractual lives for stock options exercisable is approximately 8 years as of June 30, 2006.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans (continued)

Performance Share Awards

Beginning in 2006, we granted performance share awards to certain employees. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant’s continued employment through the performance period and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited and no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. As of June 30, 2006, there were $30.6 million of total unrecognized compensation costs related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 3 years.

The fair value of performance share awards is determined based on the closing stock price of our shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during the six months ended June 30, 2006 was $49.27. Because no performance share awards vested, the intrinsic value is $0.0 million for the six months ended June 30, 2006.

The following is a summary of activity for the nonvested performance share awards for the six months ended June 30, 2006:

	Number of performance share awards	Weighted-average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2006	—	$—
Granted	0.8	49.27
Vested	—	—
Forfeited	—	—
Nonvested performance share awards at June 30, 2006	0.8	$49.27

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

Beginning in 2005, pursuant to the 2005 Directors Stock Plan, restricted stock units are now granted to each non-employee director in office immediately following each annual meeting of stockholders and to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Prior to this time, awards of restricted stock units were granted pursuant to the Directors Stock Plan on the date of each Board member’s election or re-election date. Under the 2005 Directors Stock Plan, awards are granted on an annual basis and cliff vest over the one-year service period. Non-vested awards under the prior plan have graded vesting over a three-year service period. When service to the Company ceases, all vesting stops and unvested units are forfeited.

For the six months ended June 30, 2006 and 2005, 0.2 million and 0.4 million restricted stock units were granted, respectively. The weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2006 and 2005 was $49.67 and $39.11, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans (continued)

The actual tax benefits realized for the tax deductions for option exercise under these share-based payment arrangements for the six months ended June 30, 2006 was $1.3 million.

As of June 30, 2006, there were $16.6 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1 year. The total intrinsic value of restricted stock units vested was $4.8 million and $1.1 million, during the six months ended June 30, 2006 and 2005, respectively.

The following is a summary of activity for the nonvested restricted stock units for the six months ended June 30, 2006:

	Number of restricted stock units	Weighted-average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2006	0.9	$36.71
Granted	0.2	49.67
Vested	0.1	37.93
Forfeited	—	—
Nonvested restricted stock units at June 30, 2006	1.0	$39.29

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares’ fair market value as of the beginning or end of the quarter, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.4 million shares during the six months ended June 30, 2006 and 2005.

We recognize compensation expense for the fair value of the 15% discount granted to employees participating in the employee stock purchase plan in the quarter of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $10.29 and $7.13 during the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of the Employee Stock Purchase Plan settled was $4.4 million and $2.7 million during the six months ended June 30, 2006 and 2005, respectively.

Cash received from shares issued under these share-based payment arrangements for the six months ended June 30, 2006 was $16.7 million. The actual tax benefits realized for the tax deductions for option exercise of the share-based payment arrangements for the six months ended June 30, 2006 was $0.4 million.

The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of June 30, 2006, a total of 3.6 million of new shares are available to be made issuable by us for this plan.

Long-Term Performance Plan

We also maintain the Long-Term Performance Plan, which provides the opportunity for eligible executives to receive additional awards if specified minimum corporate performance objectives are achieved over a three-year period. This plan utilizes stock as an option for payment and is treated as a liability award during vesting and a liability award or equity award subsequent to vesting, based on the participant payment election. Effective with stockholder approval of the 2005 Stock Incentive Plan, no further grants will be made under the Long-Term Performance Plan, and any future awards earned under the Long-Term Performance Plan will be issued under the 2005 Stock Incentive Plan. As of December 31, 2005, all awards under this plan were fully vested and no awards were granted under this plan in 2006 or 2005. There is no maximum contractual term on these awards.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans (continued)

The amount of cash used to settle Long-Term Performance Plan units granted was $10.7 million and $6.1 million for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of Long-Term Performance Plan units settled was $11.1 million and $6.3 million during the six months ended June 30, 2006 and 2005, respectively.

The fair value of Long-Term Performance Plan liability units is determined as of each reporting period based on the Black-Scholes option pricing model that uses the assumptions noted in the following table:

For the six months ended June 30,
Long-Term Performance Plan	2006
Dividend yield	—%
Expected volatility	11.5%
Risk-free interest rate	5.2%
Expected life (in years)	3

10. Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For three months ended June 30,		For six months ended June 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$218.8	$223.6	$512.7	$428.5
Subtract:
Preferred stock dividends	8.3	—	16.5	—
Income from continuing operations available to common stockholders, net of related income taxes	$210.5	$223.6	$496.2	$428.5
Weighted-average shares outstanding:
Basic	273.5	288.9	276.5	295.8
Dilutive effects:
Stock options	2.1	1.5	1.9	1.5
Restricted stock units	0.6	0.4	0.6	0.3
Long term performance plan	—	0.1	—	0.1
Accelerated stock repurchase agreement	—	0.5	—	0.5
Diluted	276.2	291.4	279.0	298.2
Income from continuing operations per common share:
Basic	$0.77	$0.78	$1.79	$1.45
Diluted	$0.76	$0.77	$1.78	$1.44

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

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

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of June 30, 2006 and December 31, 2005, and for the six months ended June 30, 2006 and 2005.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
June 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$38,847.6	$4,213.1	$(767.3)	$42,293.4
Fixed maturities, trading	—	48.8	203.2	—	252.0
Equity securities, available-for-sale	—	650.9	26.3	—	677.2
Equity securities, trading	—	9.4	138.9	—	148.3
Mortgage loans	—	9,734.6	2,146.7	(337.4)	11,543.9
Real estate	—	421.0	576.2	—	997.2
Policy loans	—	843.2	—	—	843.2
Investment in unconsolidated entities	6,664.0	288.8	4,023.3	(10,718.4)	257.7
Other investments	19.2	2,579.2	134.3	(1,621.6)	1,111.1
Cash and cash equivalents	166.7	554.3	739.1	(243.2)	1,216.9
Accrued investment income	—	622.9	49.0	(5.9)	666.0
Premiums due and other receivables	—	634.4	104.3	(111.9)	626.8
Deferred policy acquisition costs	—	2,329.5	126.1	—	2,455.6
Property and equipment	—	398.8	21.4	—	420.2
Goodwill	—	77.2	220.6	—	297.8
Other intangibles	—	39.7	159.6	—	199.3
Separate account assets	—	62,159.4	3,460.8	—	65,620.2
Other assets	—	1,300.0	237.0	265.6	1,802.6
Total assets	$6,849.9	$121,539.7	$16,579.9	$(13,540.1)	$131,429.4
Liabilities
Contractholder funds	$—	$35,702.2	$14.1	$(203.7)	$35,512.6
Future policy benefits and claims	—	14,818.5	2,188.1	—	17,006.6
Other policyholder funds	—	631.9	4.4	—	636.3
Short-term debt	—	302.1	209.7	(87.4)	424.4
Long-term debt	—	247.5	1,303.3	(656.6)	894.2
Income taxes currently payable	(2.0)	(328.4)	14.4	316.5	0.5
Deferred income taxes	5.4	395.1	209.8	0.6	610.9
Separate account liabilities	—	62,159.4	3,460.8	—	65,620.2
Other liabilities	1.8	1,709.4	2,511.3	(343.5)	3,879.0
Total liabilities	5.2	115,637.7	9,915.9	(974.1)	124,584.7
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,068.8	5,380.1	7,099.1	(12,479.2)	8,068.8
Retained earnings (deficit)	2,504.8	379.4	(641.1)	261.7	2,504.8
Accumulated other comprehensive income	218.5	140.0	206.0	(346.0)	218.5
Treasury stock, at cost	(3,951.3)	—	—	—	(3,951.3)
Total stockholders’ equity	6,844.7	5,902.0	6,664.0	(12,566.0)	6,844.7
Total liabilities and stockholders’ equity	$6,849.9	$121,539.7	$16,579.9	$(13,540.1)	$131,429.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,003.9	$142.5	$—	$2,146.4
Fees and other revenues	—	627.7	448.4	(176.0)	900.1
Net investment income	1.8	1,558.8	213.0	(9.8)	1,763.8
Net realized/unrealized capital gains	—	(9.9)	42.5	(2.8)	29.8
Total revenues	1.8	4,180.5	846.4	(188.6)	4,840.1
Expenses
Benefits, claims, and settlement expenses	—	2,596.9	211.2	(6.7)	2,801.4
Dividends to policyholders	—	144.4	—	—	144.4
Operating expenses	6.9	945.0	423.9	(151.6)	1,224.2
Total expenses	6.9	3,686.3	635.1	(158.3)	4,170.0

Income (loss) from continuing operations before income taxes	(5.1)	494.2	211.3	(30.3)	670.1

Income taxes (benefits)	(2.0)	104.9	54.4	0.1	157.4
Equity in the net income of subsidiaries	515.8	94.7	358.9	(969.4)	—

Net income	512.7	484.0	515.8	(999.8)	512.7
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$496.2	$484.0	$515.8	$(999.8)	$496.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,726.0	$157.0	$—	$1,883.0
Fees and other revenues	—	572.0	376.9	(126.4)	822.5
Net investment income	1.1	1,493.7	127.6	7.5	1,629.9
Net realized/unrealized capital gains	—	2.4	3.5	2.8	8.7
Total revenues	1.1	3,794.1	665.0	(116.1)	4,344.1
Expenses
Benefits, claims, and settlement expenses	—	2,293.5	210.5	(5.2)	2,498.8
Dividends to policyholders	—	145.1	—	—	145.1
Operating expenses	5.4	877.6	366.1	(111.4)	1,137.7
Total expenses	5.4	3,316.2	576.6	(116.6)	3,781.6

Income (loss) from continuing operations before income taxes	(4.3)	477.9	88.4	0.5	562.5

Income taxes (benefits)	(2.1)	125.2	10.0	0.9	134.0
Equity in the net income of subsidiaries, excluding discontinued operations	430.7	50.7	352.3	(833.7)	—
Income (loss) from continuing operations, net of related income taxes	(2.2)	352.7	78.4	(0.4)	428.5
Income from discontinued operations, net of related income taxes	15.9	15.9	15.9	(31.8)	15.9
Net income	$444.4	$419.3	$446.6	$(865.9)	$444.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the six months ended June 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.8)	$829.6	$285.0	$(8.0)	$1,104.8
Investing activities
Available-for-sale securities:
Purchases	—	(3,827.7)	(570.9)	14.2	(4,384.4)
Sales	—	490.7	254.6	—	745.3
Maturities	—	1,777.7	95.3	—	1,873.0
Mortgage loans acquired or originated	—	(1,352.5)	(235.1)	45.1	(1,542.5)
Mortgage loans sold or repaid	—	1,066.6	163.5	(37.8)	1,192.3
Real estate acquired	—	(11.2)	(7.5)	—	(18.7)
Real estate sold	—	0.1	11.3	—	11.4
Net purchases of property and equipment	—	(17.8)	(5.4)	—	(23.2)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(5.5)	—	(5.5)
Dividends received from (contributions to) unconsolidated entities	876.3	(240.1)	975.0	(1,611.2)	—
Net change in other investments	—	5.0	63.7	15.6	84.3
Net cash provided by (used in) investing activities	$876.3	$(2,109.2)	$739.0	$(1,574.1)	$(2,068.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the six months ended June 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$38.3	$—	$—	$—	$38.3
Acquisition of treasury stock, net	(751.2)	—	—	—	(751.2)
Proceeds from financing element derivatives	—	81.3	—	—	81.3
Payments for financing element derivatives	—	(69.9)	—	—	(69.9)
Excess tax benefits from share-based payment arrangements	—	1.9	0.7	—	2.6
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	5.6	92.7	(89.6)	8.7
Principal repayments of long-term debt	—	—	(6.3)	—	(6.3)
Net proceeds (repayments) of short-term borrowings	—	302.1	(353.5)	1.8	(49.6)
Capital dividends paid to parent	—	(975.0)	(636.2)	1,611.2	—
Investment contract deposits	—	4,835.7	—	—	4,835.7
Investment contract withdrawals	—	(3,609.7)	—	—	(3,609.7)
Net increase in banking operation deposits	—	—	75.4	—	75.4
Net cash provided by (used in) financing activities	(729.4)	572.0	(827.2)	1,523.4	538.8
Net increase (decrease) in cash and cash equivalents	145.1	(707.6)	196.8	(58.7)	(424.4)

Cash and cash equivalents at beginning of period	21.6	1,261.9	542.3	(184.5)	1,641.3
Cash and cash equivalents at end of period	$166.7	$554.3	$739.1	$(243.2)	$1,216.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows – (As Restated – See Note 1)
For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(2.6)	$540.0	$327.2	$(58.2)	$806.4
Investing activities
Available-for-sale securities:
Purchases	—	(3,106.3)	(1,760.5)	113.3	(4,753.5)
Sales	—	878.7	81.4	—	960.1
Maturities	—	1,747.0	1,299.6	—	3,046.6
Mortgage loans acquired or originated	—	(1,098.4)	(289.5)	115.0	(1,272.9)
Mortgage loans sold or repaid	—	1,188.5	180.9	(105.0)	1,264.4
Real estate acquired	—	(125.6)	(35.4)	—	(161.0)
Real estate sold	—	213.7	53.5	—	267.2
Net purchases of property and equipment	—	(13.3)	(4.8)	—	(18.1)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(54.4)	—	(54.4)
Dividends received from (paid to) unconsolidated entities	251.1	(226.4)	(35.0)	10.3	—
Net change in other investments	—	(4.6)	(45.0)	8.4	(41.2)
Net cash provided by (used in) investing activities	$251.1	$(546.7)	$(609.2)	$142.0	$(762.8)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows – (As Restated – See Note 1) (continued)
For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$25.8	$—	$—	$—	$25.8
Issuance of preferred stock	542.0	—	—	—	542.0
Acquisition and sales of treasury stock, net	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	83.0	—	—	83.0
Payments for financing element derivatives	—	(55.6)	—	—	(55.6)
Issuance of long-term debt	—	68.6	83.6	(140.0)	12.2
Principal repayments of long-term debt	—	(7.8)	(3.8)	0.1	(11.5)
Net proceeds of short-term borrowings	—	1.1	168.3	3.0	172.4
Capital received from (dividends paid to) parent	—	35.0	(24.7)	(10.3)	—
Investment contract deposits	—	4,072.6	—	—	4,072.6
Investment contract withdrawals	—	(3,319.5)	—	—	(3,319.5)
Net increase in banking operation deposits	—	—	22.7	—	22.7
Net cash provided by (used in) financing activities	(300.6)	877.4	246.1	(147.2)	675.7
Discontinued operations
Net cash used in operating activities	—	(0.1)	—	—	(0.1)
Net cash used in investing activites	—	(0.1)	—	—	(0.1)
Net cash used in discontinued operations	—	(0.2)	—	—	(0.2)

Net increase (decrease) in cash and cash equivalents	(52.1)	870.5	(35.9)	(63.4)	719.1

Cash and cash equivalents at beginning of period	75.4	31.9	410.0	(64.8)	452.5
Cash and cash equivalents at end of period	$23.3	$902.4	$374.1	$(128.2)	$1,171.6
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$1.9	$—	$—	$1.9
At end of period	$—	$1.7	$—	$—	$1.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
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

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and PFG as of June 30, 2006 and December 31, 2005, and for the six months ended June 30, 2006 and 2005.

Condensed Consolidating Statements of Financial Position
June 30, 2006
(Unaudited)

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$14.9	$42,278.5	$—	$42,293.4
Fixed maturities, trading	—	—	252.0	—	252.0
Equity securities, available-for-sale	—	1.1	676.1	—	677.2
Equity securities, trading	—	—	148.3	—	148.3
Mortgage loans	—	—	11,543.9	—	11,543.9
Real estate	—	—	997.2	—	997.2
Policy loans	—	—	843.2	—	843.2
Investment in unconsolidated entities	6,664.0	6,935.8	257.6	(13,599.7)	257.7
Other investments	19.2	19.0	1,092.3	(19.4)	1,111.1
Cash and cash equivalents	166.7	774.1	1,113.1	(837.0)	1,216.9
Accrued investment income	—	0.2	665.8	—	666.0
Premiums due and other receivables	—	1.8	625.0	—	626.8
Deferred policy acquisition cost	—	—	2,455.6	—	2,455.6
Property and equipment	—	—	420.2	—	420.2
Goodwill	—	—	297.8	—	297.8
Other intangibles	—	—	199.3	—	199.3
Separate account assets	—	—	65,620.2	—	65,620.2
Other assets	—	1.2	1,803.4	(2.0)	1,802.6
Total assets	$6,849.9	$7,748.1	$131,289.5	$(14,458.1)	$131,429.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)
June 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$35,512.6	$—	$35,512.6
Future policy benefits and claims	—	—	17,006.6	—	17,006.6
Other policyholder funds	—	—	636.3	—	636.3
Short-term debt	—	—	777.1	(352.7)	424.4
Long-term debt	—	464.4	429.8	—	894.2
Income taxes currently payable	(2.0)	(3.3)	2.5	3.3	0.5
Deferred income taxes	5.4	5.2	600.3	—	610.9
Separate account liabilities	—	—	65,620.2	—	65,620.2
Other liabilities	1.8	617.8	3,768.3	(508.9)	3,879.0
Total liabilities	5.2	1,084.1	124,353.7	(858.3)	124,584.7
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	8,068.8	7,099.1	6,142.9	(13,242.0)	8,068.8
Retained earnings (deficit)	2,504.8	(641.1)	571.4	69.7	2,504.8
Accumulated other comprehensive income	218.5	206.0	206.7	(412.7)	218.5
Treasury stock, at cost	(3,951.3)	—	(2.0)	2.0	(3,951.3)
Total stockholders’ equity	6,844.7	6,664.0	6,935.8	(13,599.8)	6,844.7
Total liabilities and stockholders’ equity	$6,849.9	$7,748.1	$131,289.5	$(14,458.1)	$131,429.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2006

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2006

(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,146.4	$—	$2,146.4
Fees and other revenues	—	—	900.3	(0.2)	900.1
Net investment income	1.8	6.4	1,755.6	—	1,763.8
Net realized/unrealized capital gains (losses)	—	(0.5)	30.3	—	29.8
Total revenues	1.8	5.9	4,832.6	(0.2)	4,840.1
Expenses
Benefits, claims, and settlement expenses	—	—	2,801.4	—	2,801.4
Dividends to policyholders	—	—	144.4	—	144.4
Operating expenses	6.9	22.8	1,194.7	(0.2)	1,224.2
Total expenses	6.9	22.8	4,140.5	(0.2)	4,170.0

Income (loss) from continuing operations before income taxes	(5.1)	(16.9)	692.1	—	670.1

Income taxes (benefits)	(2.0)	(5.5)	164.9	—	157.4
Equity in the net income of subsidiaries	515.8	527.2	—	(1,043.0)	—
Net income	512.7	515.8	527.2	(1,043.0)	512.7
Preferred stock dividends	16.5	—	—	—	16.5
Net income available to common stockholders	$496.2	$515.8	$527.2	$(1,043.0)	$496.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2006

(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,883.0	$—	$1,883.0
Fees and other revenues	—	—	822.6	(0.1)	822.5
Net investment income	1.1	4.5	1,624.3	—	1,629.9
Net realized/unrealized capital gains	—	0.2	8.5	—	8.7
Total revenues	1.1	4.7	4,338.4	(0.1)	4,344.1
Expenses
Benefits, claims, and settlement expenses	—	—	2,498.8	—	2,498.8
Dividends to policyholders	—	—	145.1	—	145.1
Operating expenses	5.4	23.2	1,109.2	(0.1)	1,137.7
Total expenses	5.4	23.2	3,753.1	(0.1)	3,781.6

Income (loss) from continuing operations before income taxes	(4.3)	(18.5)	585.3	—	562.5

Income taxes (benefits)	(2.1)	(2.1)	138.2	—	134.0
Equity in the net income of subsidiaries, excluding discontinued operations	430.7	447.1	—	(877.8)	—
Income (loss) from continuing operations, net of related income taxes	428.5	430.7	447.1	(877.8)	428.5
Income from discontinued operations, net of related income taxes	15.9	15.9	15.9	(31.8)	15.9
Net income	$444.4	$446.6	$463.0	$(909.6)	$444.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2006

(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.8)	$220.6	$1,101.0	$(215.0)	$1,104.8
Investing activities
Available-for-sale securities:
Purchases	—	68.9	(4,453.3)	—	(4,384.4)
Sales	—	2.0	743.3	—	745.3
Maturities	—	—	1,873.0	—	1,873.0
Mortgage loans acquired or originated	—	—	(1,542.5)	—	(1,542.5)
Mortgage loans sold or repaid	—	—	1,192.3	—	1,192.3
Real estate acquired	—	—	(18.7)	—	(18.7)
Real estate sold	—	—	11.4	—	11.4
Net purchases of property and equipment	—	—	(23.2)	—	(23.2)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(5.5)	—	(5.5)
Dividends received from unconsolidated entities	876.3	984.7	—	(1,861.0)	—
Net change in other investments	—	22.9	74.4	(13.0)	84.3
Net cash provided by (used in) investing activities	$876.3	$1,078.5	$(2,148.8)	$(1,874.0)	$(2,068.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2006

(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)

For the six months ended June 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$38.3	$—	$—	$—	$38.3
Acquisition of treasury stock, net	(751.2)	—	—	—	(751.2)
Proceeds from financing element derivatives	—	—	81.3	—	81.3
Payments for financing element derivatives	—	—	(69.9)	—	(69.9)
Excess tax benefits from share-based payment arrangements	—	—	2.6	—	2.6
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	8.7	—	8.7
Principal repayments of long-term debt	—	—	(6.3)	—	(6.3)
Net proceeds (repayments) of short-term borrowings	—	(350.0)	5.4	295.0	(49.6)
Dividends paid to parent	—	(876.3)	(984.7)	1,861.0	—
Investment contract deposits	—	—	4,835.7	—	4,835.7
Investment contract withdrawals	—	—	(3,609.7)	—	(3,609.7)
Net increase in banking operation deposits	—	—	75.4	—	75.4
Net cash provided by (used in) financing activities	(729.4)	(1,226.3)	338.5	2,156.0	538.8

Net increase (decrease) in cash and cash equivalents	145.1	72.8	(709.3)	67.0	(424.4)

Cash and cash equivalents at beginning of period	21.6	701.3	1,822.4	(904.0)	1,641.3
Cash and cash equivalents at end of period	$166.7	$774.1	$1,113.1	$(837.0)	$1,216.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2006

(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows – (As Restated – See Note 1)

For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(2.6)	$53.4	$813.7	$(58.1)	$806.4
Investing activities
Available-for-sale securities:
Purchases	—	139.2	(4,892.7)	—	(4,753.5)
Sales	—	(141.2)	1,101.3	—	960.1
Maturities	—	—	3,046.6	—	3,046.6
Mortgage loans acquired or originated	—	—	(1,272.9)	—	(1,272.9)
Mortgage loans sold or repaid	—	—	1,264.4	—	1,264.4
Real estate acquired	—	—	(161.0)	—	(161.0)
Real estate sold	—	—	267.2	—	267.2
Net purchases of property and equipment	—	—	(18.1)	—	(18.1)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(54.4)	—	(54.4)
Dividends received from unconsolidated entities	251.1	19.9	4.1	(275.1)	—
Net change in other investments	—	9.5	(52.2)	1.5	(41.2)
Net cash provided by (used in) investing activities	251.1	27.4	(767.7)	(273.6)	(762.8)
Financing activities
Issuance of common stock	25.8	—	—	—	25.8
Issuance of preferred stock	542.0				542.0
Acquisition and sales of treasury stock, net	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	—	83.0	—	83.0
Payments for financing element derivatives	—	—	(55.6)	—	(55.6)
Issuance of long-term debt	—	—	12.2	—	12.2
Principal repayments of long-term debt	—	—	(11.5)	—	(11.5)
Net proceeds of short-term borrowings	—	200.0	3.5	(31.1)	172.4
Dividends paid to parent	—	(251.2)	(23.9)	275.1	—
Investment contract deposits	—	—	4,072.6	—	4,072.6
Investment contract withdrawals	—	—	(3,319.5)	—	(3,319.5)
Net increase in banking operation deposits	—	—	22.7	—	22.7
Net cash provided by (used in) financing activities	$(300.6)	$(51.2)	$783.5	$244.0	$675.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements (continued)

June 30, 2006

(Unaudited)

11.  Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows – (As Restated – See Note 1) (continued)

For the six months ended June 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Discontinued operations
Net cash used in operating activities	$—	$—	$(0.1)	$—	$(0.1)
Net cash used in investing activities	—	—	(0.1)	—	(0.1)
Net cash used in discontinued operations	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash equivalents	(52.1)	29.6	829.3	(87.7)	719.1

Cash and cash equivalents at beginning of period	75.4	551.9	521.0	(695.8)	452.5
Cash and cash equivalents at end of period	$23.3	$581.5	$1,350.3	$(783.5)	$1,171.6
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$—	$1.9	$—	$1.9
At end of period	$—	$—	$1.7	$—	$1.7

12.  Subsequent Event

On July 25, 2006, we announced a definitive agreement to acquire WM Advisors, Inc., and its subsidiaries from Washington Mutual, Inc., for $740.0 million in cash, subject to closing adjustments. We expect the transaction to close in the fourth quarter 2006 or early 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2006, compared with December 31, 2005, and our consolidated results of operations for the three and six months ended June 30, 2006 and 2005, prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).  The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (“SEC”) and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

•                  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, long-term mutual funds and life insurance through operations in Chile, Mexico, Hong Kong, Brazil,  India, China, and Malaysia.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following businesses, among others, during 2006 and 2005:

WM Advisors, Inc.  On July 25, 2006, we announced a definitive agreement to acquire WM Advisors, Inc. (“WM Advisors”) and its subsidiaries from Washington Mutual, Inc., for $740.0 million in cash, subject to closing adjustments.  WM Advisors, with more than $26.0 billion in assets under management, provides investment advisory services to mutual funds, variable trust funds and asset allocation portfolios to approximately 800,000 shareholder accounts nationwide. We expect the transaction to close in the fourth quarter 2006 or early 2007. The operations of WM Advisors, Inc. will be reported and consolidated in our U.S. Asset Management and Accumulation segment.

Principal Global Services Private Limited.  In December 2005, we formed Principal Global Services Private Limited (“PGS”), which will operate in Pune, India, starting in the second half of 2006. PGS employees will perform services for our U.S. operations including claims data entry, 401(k) processing, IT coding/application development, and IT quality assurance. PGS start up costs are reported in our Corporate and Other segment. Once operating, expenses will be allocated to the segments for which services are performed.

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

Selected financial information for the discontinued operation is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Total revenues	$—	$0.7	$—	$1.4

Income from discontinued operations:
Income before income taxes	$—	$0.7	$—	$1.4
Income taxes	—	0.3	—	0.5
Income from discontinued operations, net of related income taxes	—	0.4	—	0.9
Gain on disposal of discontinued operations, net of related income taxes	—	14.7	—	14.7
Net income	$—	$15.1	$—	$15.6

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations.  Our consolidated income from continuing operations was positively impacted by $1.0 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively, and positively impacted $3.4 million and $1.4 million for the six months ended June 30, 2006 and 2005, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Stock-Based Compensation Plans

As of June 30, 2006, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan.  As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan (“Stock-Based Compensation Plans”). Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

The compensation cost that was charged against income for the Stock-Based Compensation Plans was $15.9 million and $12.2 million, and the related income tax benefit recognized in the income statement was $5.2 million and $3.9 million for the three months ended June 30, 2006 and 2005, respectively. The compensation cost that was charged against income for the Stock-Based Compensation Plans was $27.5 million and $19.5 million, and the related income tax benefit recognized in the income statement was $8.5 million and $6.0 million for the six months ended June 30, 2006 and 2005, respectively. For awards with graded vesting, we use an accelerated expense attribution method. The total compensation cost capitalized as part of the cost of an asset was $0.9 million and $0.5 million for the three months ended June 30, 2006 and 2005 and $1.8 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively.

Beginning in 2006, we granted performance share awards to certain employees. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant’s continued employment through the performance period and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited and no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards.

The total compensation cost related to nonvested awards not yet recognized is $47.2 million.  This compensation cost is expected to be recognized over a weighted average period of approximately 2 years.

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

The 2006 pension expense for substantially all of our employees and certain agents is expected to be approximately $34.6 million. This is a decrease of $14.0 million over the 2005 pension expense. This decrease is due to the reduction in the Pension Plan formulas and asset performance in excess of our 8.5% long-term assumption. Partially offsetting this was an increase attributable to the use of a lower discount rate and lower long-term asset return assumption. Approximately $8.7 million and $17.3 million of pre-tax pension expense was reflected in the determination of net income for the three and six months ended June 30, 2006, respectively.  In addition, approximately $8.6 million of pre-tax pension expense will be reflected in each of the following two quarters for 2006.  The discount rate used to develop the 2006 expense was lowered to 5.75%, from the 6.0% discount rate used to develop the 2005 expense. The long-term asset assumption was also lowered to 8.25%, from the 8.50% assumption used to develop the 2005 expense. The 2006 decrease in pension expense is expected to be offset by a $19.7 million increase in the qualified and nonqualified 401(k) Plans’ company matching expense resulting from the January 1, 2006 changes.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48, which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.  FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 is not expected to have a material impact on our consolidated financial statements.

On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). This Statement (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale (“AFS”) securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other AFS securities, provided the AFS securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. The initial measurement requirements of this statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006. The election related to the subsequent measurement of servicing assets and liabilities is also effective the first fiscal year beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

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

SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of financing cash flows recognized for the six months ended June 30, 2006, for such excess tax deductions, was $2.6 million.

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Revenues:
Premiums and other considerations	$1,104.6	$948.9	$2,146.4	$1,883.0
Fees and other revenues	451.3	405.3	900.1	822.5
Net investment income	911.6	836.0	1,763.8	1,629.9
Net realized/unrealized capital gains (losses)	(19.1)	10.2	29.8	8.7
Total revenues	2,448.4	2,200.4	4,840.1	4,344.1
Expenses:
Benefits, claims and settlement expenses	1,459.6	1,264.5	2,801.4	2,498.8
Dividends to policyholders	72.5	72.2	144.4	145.1
Operating expenses	619.8	580.8	1,224.2	1,137.7
Total expenses	2,151.9	1,917.5	4,170.0	3,781.6
Income from continuing operations before income taxes	296.5	282.9	670.1	562.5
Income taxes	77.7	59.3	157.4	134.0
Income from continuing operations, net of related income taxes	218.8	223.6	512.7	428.5
Income from discontinued operations, net of related income taxes	—	15.3	—	15.9
Net income	218.8	238.9	512.7	444.4
Preferred stock dividends	8.3	—	16.5	—
Net income available to common stockholders	$210.5	$238.9	$496.2	$444.4

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Premiums and other considerations increased $155.7 million, or 16%, to $1,104.6 million for the three months ended June 30, 2006, from $948.9 million for the three months ended June 30, 2005. The increase was primarily due to a $90.8 million increase from the Life and Health Insurance segment, primarily related to increased covered medical members and improved retention in our health insurance business and strong sales and stable retention in our specialty benefits business. The increase also reflected a $66.6 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales.

Fees and other revenues increased $46.0 million, or 11%, to $451.3 million for the three months ended June 30, 2006, from $405.3 million for the three months ended June 30, 2005. The increase was primarily due to a $43.8 million increase from the U.S. Asset Management and Accumulation segment primarily related to an increase in account values stemming from continued strong full-service accumulation net cash flow and strong performance in the equity markets.

Net investment income increased $75.6 million, or 9%, to $911.6 million for the three months ended June 30, 2006, from $836.0 million for the three months ended June 30, 2005. The increase was primarily related to an increase in average annualized yield on invested assets and cash and a $1,483.3 million, or 3%, increase in average invested assets and cash. The yield on average invested assets and cash was 6.1% for the three months ended June 30, 2006 and 5.8% for the three months ended June 30, 2005.

Net realized/unrealized capital losses increased $29.3 million to $19.1 million of net realized/unrealized capital losses for the three months ended June 30, 2006, from $10.2 million of net realized/unrealized capital gains for the three months ended June 30, 2005. The increase was due to the non-recurrence of a large recovery of previously impaired securities as the result of a litigation settlement that occurred in second quarter 2005 and increased impairments in 2006 as the result of a change in our ability and intent to hold certain fixed maturity securities until recovery due to our need to fund our recently announced acquisition of WM Advisors, losses versus gains on the mark to market of fixed maturity trading securities and fewer gains on real estate sales.  Partially offsetting these increases were fewer losses on the mark to market of derivatives and fewer losses on credit triggered bond sales.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended June 30, 2006.

	For the three months ended June 30, 2006
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(20.9)	$2.3	$(57.2)	$(75.8)
Fixed maturity securities, trading	—	(3.4)	—	(3.4)
Equity securities(2)	—	(4.2)	—	(4.2)
Mortgage loans on real estate(3)	1.3	—	—	1.3
Derivatives	—	—	62.4	62.4
Other(4)	—	5.2	(4.6)	0.6
Total	$(19.6)	$(0.1)	$0.6	$(19.1)

(1)                                  Impairments include $0.6 million of credit impairment write-downs and $0.9 million in realized credit recoveries on the sale of previously impaired assets.  As the result of the need to fund our recently announced acquisition of WM Advisors, impairments also include $16.0 million of write-downs that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value.  Credit losses include $5.2 million in realized losses related to credit triggered sales. Other gains (losses) include $2.9 million in net gains as the result of prepayment activity, gross realized gains of $0.5 million and gross realized losses of $1.1 million.

(2)                                  Other gains (losses) include $4.2 million in mark to market of net realized/unrealized losses on trading securities.

(3)                                  Impairments include $3.6 million in realized recoveries on the sale of previously impaired commercial mortgage loans and a $1.4 million increase in the commercial mortgage valuation allowance.

(4)                                  Other gains (losses) include $2.6 million in mark to market net realized/unrealized gains on certain seed money investments.

Benefits, claims and settlement expenses increased $195.1 million, or 15%, to $1,459.6 million for the three months ended June 30, 2006, from $1,264.5 million for the three months ended June 30, 2005. The increase was due to a $107.2 million increase from the Life and Health Insurance segment, primarily due to growthin the health insurance and specialty benefits businesses as well as individual life insurance methodology improvements related to reinsurance values in 2005.  The increase also reflected a $87.2 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies.

Dividends to policyholders increased $0.3 million to $72.5 million for the three months ended June 30, 2006, from $72.2 million for the three months ended June 30, 2005. The increase was primarily due to a $1.7 million increase from the Life and Health segment due to an increase in the individual life insurance dividend crediting rates.  Partially offsetting the increase was a $1.4 million decrease in the U.S. Asset Management and Accumulation segment primarily due to a decrease in dividends for our participating pension full-service accumulation products.

Operating expenses increased $39.0 million, or 7%, to $619.8 million for the three months ended June 30, 2006, from $580.8 million for the three months ended June 30, 2005. The increase reflected a $28.1 million increase from the U.S. Asset Management and Accumulation segment, primarily due to an increase in deferred policy acquisition costs (“DPAC”) amortization, staff related costs and non-deferred sales compensation costs.   In addition, the increase was due to a $6.4 million increase in the International Asset Management and Accumulation segment primarily due to an increase in compensation costs, professional fees, and distribution expenses partially offset by the net impact of DPAC and value of business acquired (“VOBA”) unlocking.

Income taxes increased $18.4 million, or 31%, to $77.7 million for the three months ended June 30, 2006, from $59.3 million for the three months ended June 30, 2005. The effective income tax rate was 26% for the three months ended June 30, 2006, and 21% for the three months ended June 30, 2005. The effective income tax rate for the three months ended June 30, 2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.  The effective income tax rate for the three months ended June 30, 2005, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits on our investment in a synthetic fuel production facility, and interest exclusion from taxable income. The increase in the effective tax rate to 26% for the three months ended June 30, 2006, from 21% for the three months ended June 30, 2005, was primarily due to tax credits on our investment in a synthetic fuel production facility in 2005 with no corresponding activity for the three months ended June 30, 2006.

As a result of the foregoing factors and the inclusion of income from discontinued operations for 2005, net of related income taxes, net income decreased $20.1 million, or 8%, to $218.8 million for the three months ended June 30, 2006, from $238.9 million for the three months ended June 30, 2005. The income from discontinued operations for the three months ended June 30, 2005, was related to a gain on the sale and operating revenues of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

Preferred stock dividends were $8.3 million for the three months ended June 30, 2006, with no corresponding activity for the three months ended June 30, 2005.

Net income available to common stockholders decreased $28.4 million, or 12%, to $210.5 million for the three months ended June 30, 2006, from $238.9 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Premiums and other considerations increased $263.4 million, or 14%, to $2,146.4 million for the six months ended June 30, 2006, from $1,883.0 million for the six months ended June 30, 2005. The increase was primarily due to a $171.6 million increase from the Life and Health Insurance segment, primarily related to increased covered medical members and improved retention in our health insurance business and strong sales and stable retention in our specialty benefits business. The increase also reflected a $106.8 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations. The premium income we receive from these contracts fluctuates due to the variability in the number and size of pension plan terminations in the market, the interest rate environment and our ability to attract new sales.

Fees and other revenues increased $77.6 million, or 9%, to $900.1 million for the six months ended June 30, 2006, from $822.5 million for the six months ended June 30, 2005. The increase was primarily due to a $72.9 million increase from the U.S. Asset Management and Accumulation segment primarily related to an increase in account values stemming from continued strong full-service accumulation net cash flow and strong performance in the equity markets.

Net investment income increased $133.9 million, or 8%, to $1,763.8 million for the six months ended June 30, 2006, from $1,629.9 million for the six months ended June 30, 2005. The increase was primarily related to an increase in average annualized yield on invested assets and cash and a $1,152.6 million, or 2%, increase in average invested assets and cash. The yield on average invested assets and cash was 6.0% for the six months ended June 30, 2006 and 5.6% for the six months ended June 30, 2005.

Net realized/unrealized capital gains increased $21.1 million to $29.8 million for the six months ended June 30, 2006, from $8.7 million for the six months ended June 30, 2005. The increase is due to the gain on the sale of stock of an equity method investment, fewer losses on the mark to market of derivatives, gains versus losses on the mark to market of certain seed money investments and fewer losses on credit triggered bond sales.  Offsetting these increases were decreases resulting from the non-recurrence of a large recovery of previously impaired securities as the result of a litigation settlement that occurred in 2005, increased impairments in 2006 as the result of a change in our ability and intent to hold certain fixed maturity securities until recovery due to our need to fund our recently announced acquisition of WM Advisors, and fewer gains on the sale and call activity of fixed maturity securities.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the six months ended June 30, 2006.

	For the six months ended June 30, 2006
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(29.6)	$4.6	$(132.3)	$(157.3)
Fixed maturity securities, trading	—	(6.9)	—	(6.9)
Equity securities(2)	—	4.5	—	4.5
Mortgage loans on real estate(3)	0.9	—	—	0.9
Derivatives	—	—	142.3	142.3
Other(4)	—	56.6	(10.3)	46.3
Total	$(28.7)	$58.8	$(0.3)	$29.8

(1)       Impairments include $8.7 million of credit impairment write-downs and $3.0 million in realized credit recoveries on the sale of previously impaired assets. As the result of the need to fund our recently announced acquisition of WM Advisors, impairments also include $16.0 million of write-downs that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value.  Credit losses include $0.2 million in realized gains and $8.1 million in realized losses related to credit triggered sales. Other gains (losses) include $2.5 million in net gains as the result of prepayment activity, gross realized gains of $4.2 million and gross realized losses of $2.1 million.

(2)       Other gains (losses) include $4.1 million in mark to market of net realized/unrealized gains on trading securities.

(3)       Impairments include $2.5 million in realized losses due to the sale of commercial mortgage loans, $3.6 million in realized recoveries on the sale of previously impaired commercial mortgage loans, and a $0.7 million decrease in the commercial mortgage valuation allowance.

(4)       Other gains (losses) include a $44.3 million realized gain on the sale of stock of an equity method investment and $10.4 million in mark to market net realized/unrealized gains on certain seed money investments.

Benefits, claims and settlement expenses increased $302.6 million, or 12%, to $2,801.4 million for the six months ended June 30, 2006, from $2,498.8 million for the six months ended June 30, 2005. The increase was due to a $162.5 million increase from the Life and Health Insurance segment, primarily due to growth in the health insurance and specialty benefits businesses.  The increase also reflected a $140.2 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies.

Dividends to policyholders decreased $0.7 million to $144.4 million for the six months ended June 30, 2006, from $145.1 million for the six months ended June 30, 2005. The decrease was primarily due to a $2.4 million decrease in dividends for our participating pension full-service accumulation products.  Partially offsetting the decrease was a $1.7 million increase in dividends for our Life and Health segment primarily due to an increase in the individual life insurance dividend crediting rates.

Operating expenses increased $86.5 million, or 8%, to $1,224.2 million for the six months ended June 30, 2006, from $1,137.7 million for the six months ended June 30, 2005. The increase reflected a $51.5 million increase from the U.S. Asset Management and Accumulation segment, primarily due to an increase in DPAC amortization, staff related costs and non-deferred sales compensation costs. The increase was also due to a $35.7 million increase from the Life and Health Insurance segment, primarily due to growth in the specialty benefits and insured medical businesses, partially offset by lower non-deferred sales related expenses in our individual life insurance business.

Income taxes increased $23.4 million, or 17%, to $157.4 million for the six months ended June 30, 2006, from $134.0 million for the six months ended June 30, 2005. The effective income tax rate was 23% for the six months ended June 30, 2006, and 24% for the six months ended June 30, 2005. The effective income tax rate for the six months ended June 30,

2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, a favorable court ruling on a contested IRS issue for 1991 and later years, and interest exclusion from taxable income.  The effective income tax rate for the six months ended June 30, 2005, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits on our investment in a synthetic fuel production facility and interest exclusion from taxable income.

As a result of the foregoing factors and the inclusion of income from discontinued operations for 2005, net of related income taxes, net income increased $68.3 million, or 15%, to $512.7 million for the six months ended June 30, 2006, from $444.4 million for the six months ended June 30, 2005. The income from discontinued operations for the six months ended June 30, 2005, was related to a gain on the sale and operating revenues of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

Preferred stock dividends were $16.5 million for the six months ended June 30, 2006, with no corresponding activity for the six months ended June 30, 2005.

Net income available to common stockholders increased $51.8 million, or 12%, to $496.2 million for the six months ended June 30, 2006, from $444.4 million for the six months ended June 30, 2005.

Results of Operations by Segment

We use segment operating earnings for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts. Segment operating earnings are determined by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments we believe are not indicative of overall operating trends. Note that after-tax adjustments have occurred in the past and could recur in future reporting periods. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

The following table presents segment information as of or for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues by segment
U.S. Asset Management and Accumulation	$1,116.2	$971.1	$2,166.0	$1,928.4
International Asset Management and Accumulation	164.2	158.2	307.6	291.0
Life and Health Insurance	1,183.1	1,089.5	2,342.7	2,158.1
Corporate and Other(1)	3.8	(28.0)	(5.9)	(38.1)
Total segment operating revenues	2,467.3	2,190.8	4,810.4	4,339.4
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	(18.9)	10.6	29.7	6.6
Subtract:
Operating revenues from a discontinued real estate investment	—	1.0	—	1.9
Total revenue per consolidated statements of operations	$2,448.4	$2,200.4	$4,840.1	$4,344.1

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$151.2	$130.5	$309.0	269.1
International Asset Management and Accumulation	16.1	19.1	33.7	28.6
Life and Health Insurance	65.2	76.3	135.6	145.8
Corporate and Other	(7.3)	(4.9)	(12.9)	(13.3)
Total segment operating earnings, net of related income taxes	225.2	221.0	465.4	430.2
Net realized/unrealized capital gains (losses), as adjusted(2)	(12.9)	3.2	12.0	(0.5)
Other after-tax adjustments(3)	(1.8)	14.7	18.8	14.7
Net income available to common stockholders per consolidated statements of operations	$210.5	$238.9	$496.2	$444.4

	June 30, 2006	December 31, 2005
	(in millions)
Assets by segment:
U.S. Asset Management and Accumulation(4)	$108,160.0	$103,506.1
International Asset Management and Accumulation	6,833.2	6,856.2
Life and Health Insurance	13,951.7	14,080.2
Corporate and Other(5)	2,484.5	2,592.9
Total consolidated assets	$131,429.4	$127,035.4

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

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Net realized/unrealized capital gains (losses)	$(19.1)	$10.2	$29.8	$8.7
Certain market value adjustments to fee revenues	(0.3)	(1.0)	(1.2)	(3.9)
Recognition of front-end fee revenues	0.5	1.4	1.1	1.8
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(18.9)	10.6	29.7	6.6
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	(0.6)	(4.4)	(1.2)	(3.9)
Capital losses (gains) distributed	—	0.2	(3.6)	(1.2)
Minority interest capital losses (gains)	1.8	(0.2)	(1.8)	(0.2)
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs and sales inducement costs, capital losses (gains) distributed, and minority interest capital losses (gains)	(17.7)	6.2	23.1	1.3
Income tax effect	4.8	(3.0)	(11.1)	(1.8)
Net realized/unrealized capital gains (losses), as adjusted	$(12.9)	$3.2	$12.0	$(0.5)

(3)       For the three months ended June 30, 2006, other after-tax adjustments of $1.8 million included the negative effect of a change in estimate associated with a favorable court ruling on a contested IRS issue for 1991 and later years.

For the three months ended June 30, 2005, other after-tax adjustments reflect a $14.7 million gain on sale of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

For the six months ended June 30, 2006, other after-tax adjustments of $18.8 million included the positive effect of a favorable court ruling on a contested IRS issue for 1991 and later years.

For the six months ended June 30, 2005, other after-tax adjustments reflect a $14.7 million gain on sale of a real estate property that qualifies for discontinued operations treatment under SFAS 144.

(4)       U.S. Asset Management and Accumulation separate account assets include shares of the Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $775.5 million and $726.6 million at June 30, 2006 and December 31, 2005, respectively. Changes in the fair value of the separate account are reflected in both separate account assets and separate account liabilities.

(5)       Includes inter-segment elimination amounts related to an internal line of credit and internally generated mortgage loans.   The Corporate and Other segment managed a revolving line of credit used by other segments. The U.S. Asset Management and Accumulation segment and Life and Health Insurance segment reported mortgage loan assets issued for real estate joint ventures. These mortgage loans were reported as liabilities in the Corporate and Other segment.

U.S. Asset Management and Accumulation Segment

U.S. Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$140.7	$74.1	$239.5	$132.7
Fees and other revenues	328.1	284.1	651.0	580.1
Net investment income	647.4	612.9	1,275.5	1,215.6
Total operating revenues	1,116.2	971.1	2,166.0	1,928.4
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	615.6	529.5	1,167.1	1,029.1
Operating expenses	303.8	270.8	602.3	550.1
Total expenses	919.4	800.3	1,769.4	1,579.2
Operating earnings before income taxes	196.8	170.8	396.6	349.2
Income taxes	45.6	40.3	87.6	80.1
Operating earnings	151.2	130.5	309.0	269.1
Net realized/unrealized capital losses, as adjusted	(1.2)	(2.5)	(4.5)	(0.1)

U.S. GAAP Reported:
Net income available to common stockholders	$150.0	$128.0	$304.5	$269.0

(1)       Excludes net realized/unrealized capital gains (losses) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Premiums and other considerations increased $66.6 million, or 90%, to $140.7 million for the three months ended June 30, 2006, from $74.1 million for the three months ended June 30, 2005. The increase primarily resulted from a $60.8 million increase in full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $44.0 million, or 15%, to $328.1 million for the three months ended June 30, 2006, from $284.1 million for the three months ended June 30, 2005. Full-service accumulation fees and other revenues increased $25.4 million primarily due to an increase in account values stemming from continued strong net cash flow and strong performance in the equity markets.  In addition, Principal Global Investors fees and other revenues increased $12.7 million primarily due to an increase in management fees related to our real estate, fixed income and equity businesses.

Net investment income increased $34.5 million, or 6%, to $647.4 million for the three months ended June 30, 2006, from $612.9 million for the three months ended June 30, 2005. The increase reflects a $1,006.0 million, or 2%, increase in average invested assets and cash for the segment and an increase in the average annualized yield on invested assets and cash, which was 5.8% for the three months ended June 30, 2006 and 5.7% for the three months ended June 30, 2005.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $86.1 million, or 16%, to $615.6 million for the three months ended June 30, 2006, from $529.5 million for the three months ended June 30, 2005. The increase primarily resulted from a $59.9 million increase in our full-service payout business as a result of increased sales of single premium group annuities with life contingencies. Also contributing to the increase was a $14.4 million increase in our individual annuity business due to several factors, including: an increase in cost of interest credited, higher benefit payments, and an increase in reserves stemming from an increase in sales related to our life payout annuity business.

Operating expenses increased $33.0 million, or 12%, to $303.8 million for the three months ended June 30, 2006, from $270.8 million for the three months ended June 30, 2005. The increase primarily resulted from a $24.5 million increase in full-service accumulation operating expenses due to an increase in DPAC amortization, staff related costs and non-deferred sales compensation costs. Furthermore, Principal Global Investors operating expenses increased $5.9 million primarily due to the fact that expenses associated with the origination of securitized mortgages are now expensed rather than deferred and recognized as a reduction in securitization revenue, as was the case prior to the U.S. Bank joint venture. In addition, individual annuity operating expenses increased $5.2 million primarily due to an increase in DPAC amortization and growth in the block of business.

Income taxes increased $5.3 million, or 13%, to $45.6 million for the three months ended June 30, 2006, from $40.3 million for the three months ended June 30, 2005. The effective income tax rates for this segment were 23% and 24% for the three months ended June 30, 2006 and 2005, respectively. The effective income tax rates for the three months ended June 30, 2006 and 2005, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $20.7 million, or 16%, to $151.2 million for the three months ended June 30, 2006, from $130.5 million for the three months ended June 30, 2005.

Net realized/unrealized capital losses, as adjusted, decreased $1.3 million, or 52%, to $1.2 million for the three months ended June 30, 2006, from $2.5 million for the three months ended June 30, 2005. The decrease is due to fewer losses on the mark to market of derivatives and fewer losses on the sale and call activity of fixed maturity securities.  These were partially offset by the non-recurrence of a large recovery of previously impaired securities as the result of a litigation settlement that occurred in second quarter 2005.

As a result of the foregoing factors for the three months ended June 30, 2006, net income available to common stockholders increased $22.0 million, or 17%, to $150.0 million from $128.0 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Premiums and other considerations increased $106.8 million, or 80%, to $239.5 million for the six months ended June 30, 2006, from $132.7 million for the six months ended June 30, 2005. The increase primarily resulted from a $91.0 million increase in full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. In addition, individual payout annuity premiums and other considerations increased $15.8 million due to increased sales from certain distribution channels.

Fees and other revenues increased $70.9 million, or 12%, to $651.0 million for the six months ended June 30, 2006, from $580.1 million for the six months ended June 30, 2005. Full-service accumulation fees and other revenues increased $47.8 million primarily due to an increase in account values stemming from continued strong net cash flow and strong performance in the equity markets.  In addition, Principal Global Investors fees and other revenues increased $12.9 million primarily due to an increase in management fees related to our real estate, fixed income and equity businesses.

Net investment income increased $59.9 million, or 5%, to $1,275.5 million for the six months ended June 30, 2006, from $1,215.6 million for the six months ended June 30, 2005. The increase reflects a $746.7 million, or 2%, increase in average invested assets and cash for the segment and an increase in the average annualized yield on invested assets and cash, which was 5.8% for the six months ended June 30, 2006 and 5.6% for the six months ended June 30, 2005.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $138.0 million, or 13%, to $1,167.1 million for the six months ended June 30, 2006, from $1,029.1 million for the six months ended June 30, 2005. The increase primarily resulted from an $89.5 million increase in our full-service payout business as a result of increased sales of single premium group annuities with life contingencies. Also contributing to the increase was a $28.6 million increase in our individual annuity business due to several factors, including: an increase in cost of interest credited, higher benefit payments, and an increase in reserves stemming from an increase in sales related to our life payout annuity business.

Operating expenses increased $52.2 million, or 9%, to $602.3 million for the six months ended June 30, 2006, from $550.1 million for the six months ended June 30, 2005. The increase primarily resulted from a $37.9 million increase in full-service accumulation operating expenses due to an increase in DPAC amortization, staff related costs and non-deferred sales compensation costs. In addition, individual annuity operating expenses increased $8.4 million primarily due to an increase in DPAC amortization and growth in the block of business. Furthermore, Principal Global Investors operating expenses increased $8.0 million primarily due to the fact that expenses associated with the origination of securitized mortgages are now expensed rather than treated as a reduction in securitization revenue, as was the case prior to the U.S. Bank joint venture.

Income taxes increased $7.5 million, or 9%, to $87.6 million for the six months ended June 30, 2006, from $80.1 million for the six months ended June 30, 2005. The effective income tax rates for this segment were 22% and 23% for the six months ended June 30, 2006 and 2005, respectively. The effective income tax rates for the six months ended June 30, 2006 and 2005, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $39.9 million, or 15%, to $309.0 million for the six months ended June 30, 2006, from $269.1 million for the six months ended June 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $4.4 million to $4.5 million for the six months ended June 30, 2006, from $0.1 million for the six months ended June 30, 2005. The increase was due to the non-recurrence of a large recovery of previously impaired securities as the result of a litigation settlement that occurred in 2005 and losses versus gains on the sale and call activity of fixed maturity securities offset by gains versus losses on the mark to market of derivatives.

As a result of the foregoing factors for the six months ended June 30, 2006, net income available to common stockholders increased $35.5 million, or 13%, to $304.5 million from $269.0 million for the six months ended June 30, 2005.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$62.3	$64.3	$131.3	$146.4
Fees and other revenues	27.5	24.1	55.7	46.7
Net investment income	74.4	69.8	120.6	97.9
Total operating revenues	164.2	158.2	307.6	291.0
Expenses:
Benefits, claims and settlement expenses	113.1	111.0	206.1	205.6
Operating expenses	32.0	25.7	62.5	51.9
Total expenses	145.1	136.7	268.6	257.5
Operating earnings before income taxes	19.1	21.5	39.0	33.5
Income taxes	3.0	2.4	5.3	4.9
Operating earnings	16.1	19.1	33.7	28.6
Net realized/unrealized capital losses, as adjusted	(4.8)	—	(3.9)	(0.7)

U.S. GAAP Reported:
Net income available to common stockholders	$11.3	$19.1	$29.8	$27.9

(1)           Excludes net realized/unrealized capital gains (losses).

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Premiums and other considerations decreased $2.0 million, or 3%, to $62.3 million for the three months ended June 30, 2006, from $64.3 million for the three months ended June 30, 2005.  A decrease of $7.1 million in Chile and Mexico due to decreased sales of single premium annuities with life contingencies was partially offset by an increase of $5.1 million due to the strengthening of the Chilean and Mexican peso versus the U.S. dollar.

Fees and other revenues increased $3.4 million, or 14%, to $27.5 million for the three months ended June 30, 2006, from $24.1 million for the three months ended June 30, 2005.  An increase of $1.3 million in India was a result of an increase in fees from PPIAC that began operations in February 2005 and an increase in fees from growth in assets under management.  An increase of $1.1 million in Hong Kong was a result of increased fees caused by growth in assets under management. In addition, an increase of $1.0 million in Chile was primarily due to increased fees caused by growth in assets under management and higher insurance charges.

Net investment income increased $4.6 million, or 7%, to $74.4 million for the three months ended June 30, 2006, from $69.8 million for the three months ended June 30, 2005.  The increase was primarily due to an increase of $403.9 million, or 17%, in average invested assets and cash, excluding our equity method investments in subsidiaries.  The increase was partially offset by a decrease in the annualized yield on average invested assets and cash, excluding our equity method investments in subsidiaries, which was 9.2% for the three months ended June 30, 2006, compared to 10.4% for the three months ended June 30, 2005.

Benefits, claims and settlement expenses increased $2.1 million, or 2%, to $113.1 million for the three months ended June 30, 2006, from $111.0 million for the three months ended June 30, 2005.  The increase is due to a $9.1 million strengthening of the Chilean and Mexican peso versus the U.S. dollar.  This increase was primarily offset by a decrease of $7.0 million in Chile and Mexico primarily due to lower changes in reserves resulting from a decrease in sales of single premium annuities with life contingencies in 2006 as well as lower interest credited to customers.

Operating expenses increased $6.3 million, or 25%, to $32.0 million for the three months ended June 30, 2006, from $25.7 million for the three months ended June 30, 2005.  An increase of $1.8 million in Mexico was due to higher distribution expenses, professional fees, and sales compensation partially offset by DPAC and VOBA unlocking in 2006.  An increase of $1.3 million in India was due to higher compensation costs in the mutual fund business and PPIAC that began operations in February 2005.  In addition, an increase of $1.1 million in Hong Kong was due to increased incentive compensation costs, higher marketing expenses, and higher occupancy costs.

Income taxes increased $0.6 million, or 25%, to $3.0 million for the three months ended June 30, 2006, from $2.4 million for the three months ended June 30, 2005.  An increase of $1.0 million at International headquarters was primarily due to a tax benefit recorded in 2005 as the result of applying a favorable provision in the American Jobs Creation Act to the 2005 dividend from Mexico.  Partially offsetting the increase in income taxes is a decrease due to lower aggregate pre-tax earnings in 2006 for our international operating companies.

As a result of the foregoing factors, operating earnings decreased $3.0 million, or 16%, to $16.1 million for the three months ended June 30, 2006, from $19.1 million for the three months ended June 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $4.8 million for the three months ended June 30, 2006.  The increase was primarily related to a $3.5 million increase in Chile due to mark-to-market losses on derivatives in 2006 that are held to more effectively match the invested asset portfolio to our policyholder liability risks.

As a result of the foregoing factors, net income available to common stockholders decreased $7.8 million to $11.3 million for the three months ended June 30, 2006, from $19.1 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Premiums and other considerations decreased $15.1 million, or 10%, to $131.3 million for the six months ended June 30, 2006, from $146.4 million for the six months ended June 30, 2005.  A decrease of $26.2 million in Chile and Mexico due to decreased sales of single premium annuities with life contingencies was partially offset by an increase of $11.1 million due to the strengthening of the Chilean and Mexican peso versus the U.S. dollar.

Fees and other revenues increased $9.0 million, or 19%, to $55.7 million for the six months ended June 30, 2006, from $46.7 million for the six months ended June 30, 2005.  An increase of $2.8 million in India was primarily a result of an increase in fees from PPIAC that began operations in February 2005, along with an increase in fees caused by a growth in assets under management.  An increase of $2.3 million in Hong Kong was due to an increase in fees caused by a growth in assets under management.  In addition, an increase of $2.2 in Chile was primarily due to an increase in fees caused by a growth in assets under management and higher insurance charges.

Net investment income increased $22.7 million, or 23%, to $120.6 million for the six months ended June 30, 2006, from $97.9 million for the six months ended June 30, 2005.  The increase was primarily due to an increase of $403.8 million, or 17%, in average invested assets and cash, excluding our equity method investment in subsidiaries.  In addition, the increase was due to higher earnings from our equity method investments in subsidiaries.

Benefits, claims and settlement expenses increased $0.5 million to $206.1 million for the six months ended June 30, 2006, from $205.6 million for the six months ended June 30, 2005.  An increase of $17.0 million is due to the strengthening of the Mexican and Chilean pesos versus the U.S. dollar.  This increase is mostly offset by $16.6 million decrease in reserve expenses in Mexico and Chile due to decreased sales of single premium annuities with life contingencies.

Operating expenses increased $10.6 million, or 20%, to $62.5 million for the six months ended June 30, 2006, from $51.9 million for the six months ended June 30, 2005.  An increase of $4.3 million is related to higher compensation costs in the mutual fund business and PPIAC that began operations in February 2005 in India as well as increased incentive compensation costs, higher marketing expenses, and higher occupancy costs in Hong Kong.  An increase of $2.3 million in Mexico was primarily due to higher distribution expenses, professional fees, and sales compensation in 2006.  Furthermore, an increase of $1.6 million is due to the strengthening of the Mexican and Chilean pesos versus the U.S. dollar.

Income taxes increased $0.4 million, or 8%, to $5.3 million for the six months ended June 30, 2006, from $4.9 million for the six months ended June 30, 2005.  The increase was primarily due to a tax benefit recorded in 2005 as the result of applying a favorable provision in the American Jobs Creation Act to the 2005 dividend from Mexico. Partially offsetting this increase are tax benefits recognized in 2006 as a result of increased pre-tax losses at International headquarters in 2006.

As a result of the foregoing factors, operating earnings increased $5.1 million, or 18%, to $33.7 million for the six months ended June 30, 2006, from $28.6 million for the six months ended June 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $3.2 million to $3.9 million for the six months ended June 30, 2006, from $0.7 million for the six months ended June 30, 2005.  The increase was primarily due to a $2.0 million increase in Chile due to mark-to-market losses in 2006 on derivatives that are held to more effectively match the invested asset portfolio to our policyholder liability risks.

As a result of the foregoing factors, net income available to common stockholders increased $1.9 million, or 7%, to $29.8 million for the six months ended June 30, 2006, from $27.9 million for the six months ended June 30, 2005.

Life and Health Insurance Segment

Life and Health Insurance Segment Summary Financial Data

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$900.1	$809.3	$1,773.0	$1,601.4
Fees and other revenues	111.5	110.7	224.8	222.6
Net investment income	171.5	169.5	344.9	334.1
Total operating revenues	1,183.1	1,089.5	2,342.7	2,158.1
Expenses:
Benefits, claims and settlement expenses	733.6	626.4	1,431.9	1,269.4
Dividends to policyholders	73.0	71.3	144.9	143.2
Operating expenses	278.0	276.5	561.4	525.6
Total expenses	1,084.6	974.2	2,138.2	1,938.2
Operating earnings before income taxes	98.5	115.3	204.5	219.9
Income taxes	33.3	39.0	68.9	74.1
Operating earnings	65.2	76.3	135.6	145.8
Net realized/unrealized capital gains (losses), as adjusted	(5.2)	1.2	(5.0)	0.5

U.S. GAAP Reported:
Net income available to common stockholders	$60.0	$77.5	$130.6	$146.3

(1)                                 Excludes net realized/unrealized capital gains (losses).

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Premiums and other considerations increased $90.8 million, or 11%, to $900.1 million for the three months ended June 30, 2006, from $809.3 million for the three months ended June 30, 2005. Health insurance premiums increased $52.2 million, primarily from increased covered medical members and improved retention. In addition, specialty benefits insurance premiums increased $45.3 million, primarily due to strong sales and stable retention.

Fees and other revenues increased $0.8 million, or 1%, to $111.5 million for the three months ended June 30, 2006, from $110.7 million for the three months ended June 30, 2005. Fee revenues from our individual life insurance business increased $2.5 million, primarily due to growth in our fee-based universal and variable universal life insurance business. Partially offsetting this increase was a $1.4 million decrease in fee revenues from our health insurance business primarily due to a decrease in fee-for-service medical members.  In addition, specialty benefits insurance fee revenues decreased $0.3 million, primarily due to lower cost-of-insurance fees in the group universal life insurance business.

Net investment income increased $2.0 million, or 1%, to $171.5 million for the three months ended June 30, 2006, from $169.5 million for the three months ended June 30, 2005. The increase primarily relates to an increase in the average annualized yield on invested assets and cash.  The average annualized yield on invested assets and cash was 6.4% for the three months ended June 30, 2006, compared to 6.3% for the three months ended June 30, 2005.  Partially offsetting the increase was a $123.9 million, or 1%, decrease in average invested assets and cash for the segment.

Benefits, claims and settlement expenses increased $107.2 million, or 17%, to $733.6 million for the three months ended June 30, 2006, from $626.4 million for the three months ended June 30, 2005. Health insurance benefits, claims and settlement expenses increased $56.6 million primarily due to increased medical covered members and higher claim costs per member.  Despite lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $26.9 million, primarily due to an increase in insured members.  In addition, individual life insurance benefits, claims, and settlement expenses increased $23.7 million primarily the result of methodology improvements related to reinsurance values in 2005 and increased death benefit costs in 2006.

Dividends to policyholders increased $1.7 million, or 2%, to $73.0 million for the three months ended June 30, 2006, from $71.3 million for the three months ended June 30, 2005.  The increase is primarily related to an increase in the individual life insurance dividend crediting rates.

Operating expenses increased $1.5 million, or 1%, to $278.0 million for the three months ended June 30, 2006, from $276.5 million for the three months ended June 30, 2005. Specialty benefits insurance operating expenses increased $11.2 million due to growth in the business. Health insurance operating expenses increased $4.8 million, primarily due to growth in the insured medical business.  Partially offsetting the increases was a $14.5 million decrease in individual life insurance operating expenses due to lower non-deferred sales related expenses and lower DPAC amortization related to higher claims expense.

Income taxes decreased $5.7 million, or 15%, to $33.3 million for the three months ended June 30, 2006, from $39.0 million for the three months ended June 30, 2005. The effective income tax rate for the segment was 34% for the three months ended June 30, 2006 and 2005. The effective income tax rates for the three months ended June 30, 2006 and 2005, were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings decreased $11.1 million, or 15%, to $65.2 million for the three months ended June 30, 2006, from $76.3 million for the three months ended June 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $6.4 million to $5.2 million of net realized/unrealized capital losses for the three months ended June 30, 2006, from $1.2 million of net realized/unrealized capital gains for the three months ended June 30, 2005.  The increase was primarily due to the non-recurrence of a large recovery of previously impaired securities received in 2005 as the result of a litigation settlement and increased impairments in 2006 as the result of a change in our ability and intent to hold certain fixed maturity securities until recovery due to the need to fund our recently announced acquisition of WM Advisors.  The increases were partially offset by a software impairment in 2005 with no corresponding activity in 2006, gains versus losses on the sale of fixed maturity securities, and more recoveries on commercial mortgage loans.

As a result of the foregoing factors, net income available to common stockholders decreased $17.5 million, or 23%, to $60.0 million for the three months ended June 30, 2006, from $77.5 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Premiums and other considerations increased $171.6 million, or 11%, to $1,773.0 million for the six months ended June 30, 2006, from $1,601.4 million for the six months ended June 30, 2005. Health insurance premiums increased $97.2 million, primarily from strong sales and improved retention.  In addition, specialty benefits insurance premiums increased $91.6 million, primarily due to strong sales and steady retention.

Fees and other revenues increased $2.2 million, or 1%, to $224.8 million for the six months ended June 30, 2006, from $222.6 million for the six months ended June 30, 2005. Fee revenues from our individual life insurance business increased $3.4 million, primarily due to growth in our fee-based universal and variable universal life insurance business. Partially offsetting this increase was a $1.0 million decrease in fee revenues from our health insurance business primarily due to a decrease in fee-for-service medical members.

Net investment income increased $10.8 million, or 3%, to $344.9 million for the six months ended June 30, 2006, from $334.1 million for the six months ended June 30, 2005.  The increase primarily relates to an increase in the average annualized yield on invested assets and cash.  The average annualized yield on invested assets and cash was 6.4% for the six months ended June 30, 2006, compared to 6.2% for the six months ended June 30, 2005.  Partially offsetting the increase was a $28.3 million decrease in average invested assets and cash for the segment.

Benefits, claims and settlement expenses increased $162.5 million, or 13%, to $1,431.9 million for the six months ended June 30, 2006, from $1,269.4 million for the six months ended June 30, 2005. Health insurance benefits, claims and settlement expenses increased $93.3 million primarily due to growth in the business and higher claim costs per member.  Despite lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $52.0 million, primarily due to an increase in insured members.

Dividends to policyholders increased $1.7 million, or 1%, to $144.9 million for the six months ended June 30, 2006, from $143.2 million for the six months ended June 30, 2005.  The increase is primarily related to an increase in the individual life insurance dividend crediting rates.

Operating expenses increased $35.8 million, or 7%, to $561.4 million for the six months ended June 30, 2006, from $525.6 million for the six months ended June 30, 2005. Specialty benefits insurance operating expenses increased $25.8 million due to growth in the business. Health insurance operating expenses increased $17.7 million, primarily due to growth in the insured medical business.  Partially offsetting the increases was a $7.7 million decrease in individual life insurance operating expenses due to lower non-deferred sales related expenses.

Income taxes decreased $5.2 million, or 7%, to $68.9 million for the six months ended June 30, 2006, from $74.1 million for the six months ended June 30, 2005. The effective income tax rate for the segment was 34% for the six months ended June 30, 2006 and 2005. The effective income tax rates for the six months ended June 30, 2006 and 2005, were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings decreased $10.2 million, or 7%, to $135.6 million for the six months ended June 30, 2006, from $145.8 million for the six months ended June 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $5.5 million to $5.0 million of net realized/unrealized capital losses for the six months ended June 30, 2006, from $0.5 million of net realized/unrealized capital gains for the six months ended June 30, 2005.  The increase was primarily due to the non-recurrence of a large recovery of previously impaired securities received in 2005 as the result of a litigation settlement and increased impairments in 2006 as the result of a change in our ability and intent to hold certain fixed maturity securities until recovery due to the need to fund our recently announced acquisition of WM Advisors.  These increases were partially offset by gains versus losses on the sale of fixed maturity securities, a software impairment in 2005 with no corresponding activity in 2006, and more recoveries on commercial mortgage loans.

As a result of the foregoing factors, net income available to common stockholders decreased $15.7 million, or 11%, to $130.6 million for the six months ended June 30, 2006, from $146.3 million for the six months ended June 30, 2005.

Corporate and Other Segment

Corporate and Other Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Total operating revenues	$3.8	$(28.0)	$(5.9)	$(38.1)
Expenses:
Total expenses	1.3	1.9	(3.4)	1.4
Operating earnings (loss) before income taxes	2.5	(29.9)	(2.5)	(39.5)
Income taxes (benefits)	1.5	(25.0)	(6.1)	(26.2)
Preferred stock dividends	8.3	—	16.5	—
Operating loss	(7.3)	(4.9)	(12.9)	(13.3)
Net realized/unrealized capital gains (losses), as adjusted	(1.7)	4.5	25.4	(0.2)
Other after-tax adjustments	(1.8)	14.7	18.8	14.7

U.S. GAAP Reported:
Net income (loss) available to common stockholders	$(10.8)	$14.3	$31.3	$1.2

(1)                                 Excludes net realized/unrealized capital gains (losses).

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Total operating revenues increased $31.8 million to $3.8 million for the three months ended June 30, 2006, from negative $28.0 million for the three months ended June 30, 2005.  Net investment income increased $30.1 million primarily due to a decrease in investment expenses related to a significant variable interest in a coal-based synthetic fuel production facility as well as an increase in average annualized investment yields for the segment.  The decrease in investment expense from this investment is more than offset by an increase in income taxes due to fewer estimated Section 29 tax credits generated from fuel production.

Total expense decreased $0.6 million, or 32% to $1.3 million for the three months ended June 30, 2006, from $1.9 million for the three months ended June 30, 2005.  The decrease in total expenses was primarily the result of a $4.1 million decrease in interest related to federal income tax audit activities.  Partially offsetting the decrease in total expenses is a $3.0 million increase in interest expense related to the issuance of corporate debt.

Income taxes increased $26.5 million to $1.5 million for the three months ended June 30, 2006, from $25.0 million of income tax benefits for the three months ended June 30, 2005.  The increase was primarily due to fewer estimated Section 29 tax credits from our investment in a synthetic fuel production facility as well as an increase in operating earnings before income taxes and preferred stock dividends.

Preferred stock dividends were $8.3 million for the three months ended June 30, 2006, with no corresponding activity for the three months ended June 30, 2005.  The preferred stock dividends were a result of issuing preferred stock in June 2005.

As a result of the foregoing factors, operating loss increased $2.4 million, or 49%, to $7.3 million for the three months ended June 30, 2006, from $4.9 million for the three months ended June 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $6.2 million to $1.7 million of net realized/unrealized losses for the three months ended June 30, 2006, from $4.5 million of net realized/unrealized gains for the three months ended June 30, 2005.  The increase was due to the non-recurrence of a large recovery of previously impaired securities received in 2005 as the result of a litigation settlement and increased impairments in 2006 as the result of a change in our ability and intent to hold certain fixed maturity securities until recovery due to the need to fund our recently announced acquisition of WM Advisors.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net loss available to common stockholders increased $25.1 million to $10.8 million for the three months ended June 30, 2006, from $14.3 million of net income for the three months ended June 30, 2005.  For the three months ended June 30, 2006, net loss included the negative effect of after-tax adjustments totaling $1.8 million related to the change in estimate associated with a favorable court ruling on a contested IRS issue for 1991 and later years.  For the three months ended June 30, 2005, net income included the positive effect of other after-tax adjustments totaling $14.7 million due to a gain on sale of a real estate property that qualified for discontinued operations treatment under SFAS 144.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Total operating revenues increased $32.2 million, or 85%, to negative $5.9 million for the six months ended June 30, 2006, from negative $38.1 million for the six months ended June 30, 2005.  Net investment income increased $35.2 million reflecting an increase in average annualized investment yields as well as a decrease in investment expenses related to a significant variable interest in a coal-based synthetic fuel production facility.  The decrease in investment expense from this investment is more than offset by an increase in income taxes due to fewer estimated Section 29 tax credits generated from fuel production.  Partially offsetting the increase in total revenues was a decrease of $3.5 million in fee revenue for transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, Inc., which was mostly offset by a corresponding change in total expense.

Total expenses decreased $4.8 million to negative $3.4 million for the six months ended June 30, 2006, from $1.4 million for the six months ended June 30, 2005.  The decrease in total expenses was partially due to a $3.8 million decrease in interest related to federal income tax audit activities as well as $3.4 million decrease in transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, which was mostly offset in total revenue.  The decrease in total expenses was partially offset by a $4.4 million increase in interest related to the issuance of corporate debt.

Income tax benefits decreased $20.1 million, or 77%, to $6.1 million for the six months ended June 30, 2006, from $26.2 million for the six months ended June 30, 2005.  The decrease was primarily due to a decrease in operating loss before income taxes and preferred stock dividends as well as a decrease in the estimated Section 29 tax credits from our investment in a synthetic fuel production facility in 2006.

Preferred stock dividends were $16.5 million for the six months ended June 30, 2006, with no corresponding activity for the six months ended June 30, 2005.  The preferred stock dividends were a result of issuing preferred stock in June 2005.

As a result of the foregoing factors, operating loss decreased $0.4 million, or 3%, to $12.9 million for the six months ended June 30, 2006, from $13.3 million for the six months ended June 30, 2005.

Net realized/unrealized capital gains, as adjusted, increased $25.6 million to $25.4 million of net realized/unrealized capital gains for the six months ended June 30, 2006, from $0.2 million net realized/unrealized capital losses for the six months ended June 30, 2005.  The increase was primarily due to the gain on sale of stock of an equity method investment offset in part by the non-recurrence of a large recovery of previously impaired securities received in 2005 as the result of a litigation settlement and increased impairments in 2006 as the result of a change in our ability and intent to hold certain fixed maturity securities until recovery due to the need to fund our recently announced acquisition of WM Advisors.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $30.1 million to $31.3 million for the six months ended June 30, 2006, from $1.2 million for the six months ended June 30, 2005.  For the six months ended June 30, 2006, net income included the positive effect of other after-tax adjustments of $18.8 million related to a favorable court ruling on a contested IRS issue for 1991 and later years.  For the six months ended June 30, 2005, net income included the positive effect of other after-tax adjustments totaling $14.7 million due to a gain on sale of real estate property that qualified for discontinued operations treatment under SFAS 144.

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

On February 28, 2006, Principal Life declared a common stock dividend to its parent company of up to $625.0 million, $425.0 million of which has been paid as of June 30, 2006.  On May 16, 2006, Principal Life declared an extraordinary dividend to its parent company in an amount of up to $550.0 million.  As required by Iowa law, Principal Life did seek permission from the Commissioner to pay this dividend.  On May 17, 2006, the Commissioner approved this dividend and $550.0 million was subsequently paid on May 22, 2006.

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

Preferred Stock Dividend Restrictions and Payments.  The certificates of designations for the preferred stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of June 30, 2006, we have no preferred dividend restrictions.

On March 30, 2006, we paid a dividend of $8.2 million, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock, to stockholders of record as of March 15, 2006.  On June 30, 2006, we paid a dividend of $8.3 million, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock, to stockholders of record as of June 15, 2006.

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

On May 19, 2006, following our Board of Directors’ share repurchase authorization, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of  $500.0 million. On this date, we paid $500.0 million and received the initial delivery of 7.7 million common shares, while retaining the right to receive additional common shares depending on the volume weighted average share price of our common stock over the program’s duration.  The maximum number of shares eligible for repurchase under this program is 19.5 million common shares. The program will be completed in the fourth quarter 2006, at which time we will receive any remaining common shares owed to us under this agreement.

In November 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. This program was completed in May 2006.  We acquired 5.1 million shares in the open market at an aggregate cost of $250.0 million under this program.

International Asset Management and Accumulation Operations

Our Brazilian, Hong Kong, Chilean, and Mexican operations produced positive cash flow from operations for the six months ended June 30, 2006 and 2005.  These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations have required infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash flow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources. Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we have repatriated and will continue to repatriate a portion of the capital from certain countries in 2006.

Sources and Uses of Cash of Consolidated Operations

Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the six months ended June 30,
	2006	2005
	(in millions)
Cash flows attributable to discontinued operations:
Net cash used in operating activities	$—	$(0.1)
Net cash used in investing activities	—	(0.1)
Net cash used in discontinued operations	$—	$(0.2)

Net cash provided by operating activities was $1,104.8 million and $806.4 million for the six months ended June 30, 2006 and 2005, respectively.  The increase in cash provided by operations was primarily related to the payment in 2005 of an IRS deficiency related to the examination for 1999 – 2001.

Net cash used in investing activities was $2,068.0 million and $762.8 million for the six months ended June 30, 2006 and 2005, respectively.  The increase in cash used in investing activities between periods was primarily related to an increase in acquisitions, a decrease in the sales, and fewer maturities of available for sale securities, an increase in mortgage loans acquired as well as a reduction in real estate acquired and sold.  This increase in cash used in investing activities was partially offset by a sale of stock of an equity method investment in 2006.

Net cash provided by financing activities was $538.8 million and $675.7 million for the six months ended June 30, 2006 and 2005, respectively.  The decrease in cash provided by financing activities is due to the issuance of preferred stock in the prior year with no corresponding issuance in the current year as well as a reduction of short-term debt proceeds in the current year.  In the first quarter of 2005, short term debt was issued to fund the IRS deficiency.  These decreases were partially offset by an increase in net deposits of investment contracts and a reduction in the amount of treasury stock acquired in the current year.

As discussed in Item 1, “Financial Statements, Notes to Unaudited Consolidated Financial Statements – March 31, 2006, Note 12 – Subsequent Event”, on July 25, 2006, we announced a definitive agreement to acquire WM Advisors Inc. and its subsidiaries. Upon closing of this transaction, expected in fourth quarter 2006 or early 2007, we will pay approximately $740.0 million in cash.  The closing of this transaction is subject to regulatory and other approvals.

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

	For the six months ended June 30,		For the year ended December 31,
	2006	2005	2005	2004	2003
Ratio of earnings to fixed charges and preferred dividends before interest credited on investment products	10.9	13.5	11.1	9.5	7.5
Ratio of earnings to fixed charges	2.3	2.2	2.1	2.0	1.9

Contractual Obligations and Commercial Commitments

As of June 30, 2006 we had $894.2 million of long-term debt outstanding compared to $898.8 million at December 31, 2005.  There have been no significant changes to contractual obligations and commitments since December 31, 2005.

Short-Term Debt

As of June 30, 2006, we had credit facilities with various financial institutions in an aggregate amount of $890.3 million. As of June 30, 2006 we had $424.4 million of outstanding borrowings related to our credit facilities with $427.1 million of assets pledged as support, compared to $476.4 million of outstanding borrowings at December 31, 2005 with $110.6 million of assets pledged as support. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of June 30, 2006.

Off-Balance Sheet Arrangements

Synthetic Collateralized Debt Obligation.  On June 21, 2006, we invested $285.0 million in a secured limited recourse note issued by a segregated portfolio company.  The note represents Class B notes.  Class A notes are senior and Class C through Class F notes are subordinated to Class B notes.  The entity entered into a credit default swap with a third party providing credit protection in exchange for a fee.  Defaults in an underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio.  We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss.  Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $285.0 million as of June 30, 2006.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds.  These agreements generally expire from 2006 through 2019. The maximum exposure under these agreements as of June 30, 2006, was approximately $166.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position.  Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $186.0 million as of June 30, 2006).  New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies.  Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand.  In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry.

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group.  The claims aggregated approximately A$50.0 million Australian dollars (approximately U.S. $37.0 million as of June 30, 2006) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $33.0 million as of June 30, 2006) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”).  FITB is an asset used in calculating unit pricing of funds.  Westpac claimed that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that as a result fund values were overstated.

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

Investments

We had total consolidated assets as of June 30, 2006, of $131.4 billion, of which $58.1 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $55.1 billion were held by our U.S. operations and the remaining $3.0 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of June 30, 2006, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 69% and the debt service coverage ratio at loan inception was 1.6 times as of June 30, 2006.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of June 30, 2006.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of June 30, 2006, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	June 30, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities:
Public	$27,678.3	50%	$27,826.3	51%
Private	12,821.7	23	12,289.4	23
Equity securities	775.9	1	764.0	1
Mortgage loans:
Commercial	9,963.8	18	9,890.7	18
Residential	1,068.0	2	1,088.5	2
Real estate held for sale	141.9	—	133.8	—
Real estate held for investment	843.0	2	853.9	2
Policy loans	843.2	2	827.7	2
Other investments	1,010.5	2	755.3	1
Total invested assets	55,146.3	100%	54,429.6	100%
Cash and cash equivalents	1,154.7		1,585.1

Total invested assets and cash	$56,301.0		$56,014.7

U.S. Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 6.0% for the three months ended June 30, 2006, compared to 5.5% for the three months ended June 30, 2005. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.9% for the six months ended June 30, 2006, compared to 5.5% for the six months ended June 30, 2005. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the three months ended June 30,
	2006		2005
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.1%	$613.9	5.8%	$575.3
Equity securities	6.3	12.3	6.8	12.4
Mortgage loans — commercial	6.6	163.3	6.6	169.2
Mortgage loans — residential	5.0	13.3	4.5	12.8
Real estate	8.6	21.3	5.8	14.1
Policy loans	5.9	12.4	6.2	12.6
Cash and cash equivalents	3.6	12.0	2.8	5.6
Other investments	8.8	20.0	(0.3)	(0.7)
Total before investment expenses	6.2	868.5	5.8	801.3
Investment expenses	0.2	31.3	0.3	35.1
Net investment income	6.0%	$837.2	5.5%	$766.2

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the six months ended June 30,
	2006		2005
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.0%	$1,211.7	5.8%	$1,145.4
Equity securities	6.3	24.2	6.6	24.1
Mortgage loans — commercial	6.5	323.9	6.6	337.3
Mortgage loans — residential	4.9	26.6	4.5	25.4
Real estate	7.7	37.9	5.3	25.9
Policy loans	5.9	24.6	6.2	25.1
Cash and cash equivalents	3.3	22.4	2.7	10.3
Other investments	7.9	35.1	1.1	6.2
Total before investment expenses	6.1	1,706.4	5.8	1,599.7
Investment expenses	0.2	63.2	0.3	67.7
Net investment income	5.9%	$1,643.2	5.5%	$1,532.0

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 73% and 74% of total U.S. invested assets as of June 30, 2006 and December 31, 2005, respectively. The fixed maturity securities portfolio was comprised, based on carrying amount, of 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of June 30, 2006 and 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2005.  Included in the privately placed category as of June 30, 2006 and December 31, 2005, were $7.0 billion and $6.5 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of June 30, 2006, and December 31, 2005, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	June 30, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$565.5	1%	$555.5	1%
States and political subdivisions	1,350.6	3	1,283.4	3
Non-U.S. governments	424.8	1	463.0	1
Corporate — public	19,254.9	48	19,590.8	49
Corporate — private	9,952.1	25	9,901.5	25
Residential pass-through securities	1,452.7	3	1,526.0	4
Commercial mortgage-backed securities	4,281.8	11	4,118.6	10
Residential collateralized mortgage obligations	926.8	2	752.5	2
Asset-backed securities	2,290.8	6	1,924.4	5
Total fixed maturities	$40,500.0	100%	$40,115.7	100%

We held $8,952.1 million of mortgage-backed and asset-backed securities as of June 30, 2006, and $8,321.5 million as of December 31, 2005.

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

The international exposure in our U.S. fixed maturity securities totaled $7,866.8 million, or 19% of total fixed maturity securities, as of June 30, 2006, comprised of corporate and foreign government fixed maturity securities. Of the $7,866.8 million as of June 30, 2006, investments totaled $2,164.2 million in the United Kingdom, $2,030.5 million in the continental European Union, $927.5 million in Asia, $726.6 million in Australia, $453.4 million in South America, $272.6 million in Mexico and $93.4 million in Japan. The remaining $1,198.6 million is invested in 21 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of June 30, 2006, our investments in Canada totaled $1,377.2 million.

The following tables present the amortized cost of our top ten exposures, including approved counterparty exposure limits, as of June 30, 2006, and December 31, 2005.

June 30, 2006
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$380.5
Bank of America Corp.(3)	346.7
American International Group Inc.(3)	323.0
MBIA Inc.(2)	305.7
JP Morgan Chase & Co.(3)	304.1
Royal Bank of Scotland Group PLC(3)	285.6
General Electric Co	232.8
Citigroup Inc.(3)	216.6
Verizon Communications Inc.	203.4
Morgan Stanley(3)	197.1
Total top ten exposures	$2,795.5

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

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of June 30, 2006 and December 31, 2005. As of June 30, 2006 and December 31, 2005, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of June 30, 2006, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

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

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of June 30, 2006, and December 31, 2005, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality(1)

		June 30, 2006			December 31, 2005
NAIC Rating	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$23,021.7	$23,059.2	57%	$21,593.3	$22,361.9	56%
2	Baa	15,343.1	15,436.7	38	14,978.4	15,590.7	39
3	Ba	1,690.4	1,732.1	4	1,701.7	1,801.6	4
4	B	224.4	228.5	1	258.5	271.2	1
5	Caa and lower	11.4	11.2	—	14.3	14.4	—
6	In or near default	32.9	32.3	—	76.2	75.9	—
	Total fixed maturities	$40,323.9	$40,500.0	100%	$38,622.4	$40,115.7	100%

(1)                                 Includes 64 securities with an amortized cost of $691.2 million, gross gains of $1.4 million, gross losses of $15.5 million and a carrying amount of $677.1 million as of June 30, 2006, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of June 30, 2006, we had invested 4.0% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of June 30, 2006, and December 31, 2005.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	June 30, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,667.3	13%	$3,451.0	12%
Finance — Insurance	2,983.2	10	3,010.3	10
Finance — Other	4,407.3	15	4,090.1	14
Industrial — Consumer	1,043.7	3	1,067.2	4
Industrial — Energy	2,498.8	9	2,718.4	9
Industrial — Manufacturing	5,113.1	17	5,223.3	18
Industrial — Other	108.4	—	106.4	—
Industrial — Service	4,548.4	16	4,548.7	15
Industrial — Transport	812.6	3	848.6	3
Utility — Electric	2,317.6	8	2,568.6	9
Utility — Other	44.8	—	47.9	—
Utility — Telecom	1,661.8	6	1,811.8	6
Total	$29,207.0	100%	$29,492.3	100%

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

The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $5.7 million for the six months ended June 30, 2006.  The single largest other than temporary credit impairment represented less than 0.1% of U.S. fixed maturity securities as of June 30, 2006.  As the result of the recently announced acquisition of WM Advisors, we also recognized $16.0 million of impairment write-downs for the six months ended June 30, 2006, that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value.

For the six months ended June 30, 2006, we realized $10.2 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $10.2 million is $8.1 million related to sales of fifteen credit impaired and credit related names.  We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of June 30, 2006, and December 31, 2005.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,687.0	$57.7	$77.6	$3,667.1
Finance — Insurance	3,019.5	34.8	71.2	2,983.1
Finance — Other	4,388.2	112.7	93.9	4,407.0
Industrial — Consumer	1,048.4	19.9	24.6	1,043.7
Industrial — Energy	2,424.4	104.9	30.9	2,498.4
Industrial — Manufacturing	5,098.7	108.7	94.9	5,112.5
Industrial — Other	109.5	0.9	2.0	108.4
Industrial — Service	4,516.4	106.7	75.3	4,547.8
Industrial — Transport	786.8	33.6	7.8	812.6
Utility — Electric	2,289.1	66.7	38.4	2,317.4
Utility — Other	41.3	3.5	—	44.8
Utility — Telecom	1,634.3	52.2	24.9	1,661.6
Total corporate securities	29,043.6	702.3	541.5	29,204.4
U.S. Government and agencies	553.0	0.5	9.7	543.8
States and political subdivisions	1,305.4	29.7	13.4	1,321.7
Non-U.S. governments	397.2	29.1	1.5	424.8
Mortgage-backed and other asset-backed securities	8,866.7	169.6	189.0	8,847.3
Total fixed maturity securities, available-for-sale	$40,165.9	$931.2	$755.1	$40,342.0

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,354.9	$110.6	$14.5	$3,451.0
Finance — Insurance	2,915.0	111.3	16.0	3,010.3
Finance — Other	3,932.5	181.5	23.9	4,090.1
Industrial — Consumer	1,038.0	36.5	7.3	1,067.2
Industrial — Energy	2,506.5	220.2	8.3	2,718.4
Industrial — Manufacturing	5,060.9	201.4	39.0	5,223.3
Industrial — Other	104.4	2.3	0.3	106.4
Industrial — Service	4,369.6	204.4	25.3	4,548.7
Industrial — Transport	795.1	57.0	3.5	848.6
Utility — Electric	2,455.3	123.8	10.5	2,568.6
Utility — Other	41.2	6.7	—	47.9
Utility — Telecom	1,701.8	118.6	8.6	1,811.8
Total corporate securities	28,275.2	1,374.3	157.2	29,492.3
U.S. Government and agencies	557.9	1.8	4.2	555.5
States and political subdivisions	1,222.6	45.7	3.8	1,264.5
Non-U.S. governments	416.2	47.2	0.4	463.0
Mortgage-backed and other asset-backed securities	8,045.5	267.8	77.9	8,235.4
Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

The total unrealized losses on our fixed maturity securities available-for-sale were $755.1 million and $243.5 million as of June 30, 2006 and December 31, 2005, respectively. Of the $755.1 million in gross unrealized losses as of June 30, 2006, there were $5.3 million in losses attributed to securities scheduled to mature in one year or less, $128.8 million is attributed to securities scheduled to mature between one to five years, $244.0 million is attributed to securities scheduled to mature between five to ten years, $188.0 million is attributed to securities scheduled to mature after ten years, and $189.0 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of June 30, 2006 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Financial — Other, Financial — Bank, and Industrial — Services sectors. The gross unrealized losses as of December 31, 2005 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Industrial — Services, and Financial — Other sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of June 30, 2006, and December 31, 2005.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$26,470.0	$519.0	$491.2	$26,497.8
Private	11,737.8	337.2	233.9	11,841.1
Below Investment Grade:
Public	1,101.1	31.7	15.9	1,116.9
Private	857.0	43.3	14.1	886.2
Total fixed maturity securities, available-for-sale	$40,165.9	$931.2	$755.1	$40,342.0

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$25,638.9	$1,024.9	$164.3	$26,499.5
Private	10,827.8	584.5	64.2	11,348.1
Below Investment Grade:
Public	1,263.4	54.4	9.9	1,307.9
Private	787.3	73.0	5.1	855.2
Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	June 30, 2006
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$2,922.4	$30.3	$1,479.5	$23.4	$4,401.9	$53.7
Greater than three to six months	4,454.5	133.1	1,859.2	65.0	6,313.7	198.1
Greater than six to nine months	1,573.0	53.9	656.7	28.4	2,229.7	82.3
Greater than nine to twelve months	3,825.2	176.1	1,387.6	79.4	5,212.8	255.5
Greater than twelve to twenty-four months	1,783.3	73.0	461.9	16.8	2,245.2	89.8
Greater than twenty-four to thirty-six months	399.3	19.6	295.8	16.4	695.1	36.0
Greater than thirty-six months	43.7	5.2	57.9	4.5	101.6	9.7
Total fixed maturities, available-for-sale	$15,001.4	$491.2	$6,198.6	$233.9	$21,200.0	$725.1

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

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	June 30, 2006
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$161.8	$3.4	$80.1	$1.0	$241.9	$4.4
Greater than three to six months	81.9	2.5	96.3	3.0	178.2	5.5
Greater than six to nine months	45.7	0.7	72.3	3.7	118.0	4.4
Greater than nine to twelve months	79.3	5.0	69.2	3.3	148.5	8.3
Greater than twelve to twenty-four months	84.9	4.3	52.9	3.0	137.8	7.3
Greater than twenty-four to thirty-six months	—	—	0.6	0.1	0.6	0.1
Greater than thirty-six months	—	—	—	—	—	—
Total fixed maturities, available-for-sale	$453.6	$15.9	$371.4	$14.1	$825.0	$30.0

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

Of total gross unrealized losses as of June 30, 2006 and December 31, 2005, $725.1 million and $228.5 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $30.0 million and $15.0 million as of June 30, 2006 and December 31, 2005, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of June 30, 2006, and December 31, 2005.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Available-for-Sale by Aging Category

June 30, 2006
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
(in millions)
Three months or less	$—	$—	$—	$—	$—	$—
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	2.7	1.0	2.7	1.0
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$—	$—	$2.7	$1.0	$2.7	$1.0

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

December 31, 2005
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
(in millions)
Three months or less	$—	$—	$4.2	$2.1	$4.2	$2.1
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$—	$—	$4.2	$2.1	$4.2	$2.1

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $1.0 million as of June 30, 2006 and $2.1 million as of December 31, 2005. There were no gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” as of June 30, 2006 and December 31, 2005.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	June 30, 2006	December 31, 2005
	($ in millions)
Total fixed maturity securities (public and private)	$40,500.0	$40,115.7
Problem fixed maturity securities	$7.6	$42.0
Potential problem fixed maturity securities	56.6	101.6
Restructured fixed maturity securities	10.1	—
Total problem, potential problem and restructured fixed maturity securities	$74.3	$143.6
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	0%	0%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. At June 30, 2006, commercial mortgage loans aggregated to $9,963.8 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

California accounted for 18% of our commercial mortgage loan portfolio as of June 30, 2006. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of June 30, 2006, 37% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of June 30, 2006 and December 31, 2005 was 1,264 and 1,309, respectively. The average loan size of our commercial mortgage portfolio was $7.9 million as of June 30, 2006.

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

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments is subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $32.2 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. Decreases in the valuation allowance aggregated to $0.2 million for the six months ended June 30, 2006, and $9.2 million for the year ended December 31, 2005.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	June 30, 2006	December 31, 2005
	($ in millions)
Beginning balance	$33.2	$42.4
Provision	2.1	6.7
Release	(2.3)	(15.9)
Ending balance	$33.0	$33.2
Valuation allowance as % of carrying value before reserves	1%	1%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	June 30, 2006	December 31, 2005
	($ in millions)
Total commercial mortgages	$9,963.8	$9,890.7
Problem commercial mortgages(1)	$10.6	$10.4
Potential problem commercial mortgages	9.1	10.2
Restructured commercial mortgages	23.2	65.1
Total problem, potential problem and restructured commercial mortgages	$42.9	$85.7
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	1%	1%

(1)             Problem commercial mortgages include mortgage loans in foreclosure of $10.5 million as of June 30, 2006. This is the same mortgage loan that was in foreclosure as of December 31, 2005.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of June 30, 2006, and December 31, 2005, the carrying amount of equity real estate investment was $984.9 million and $987.7 million, or 2% and 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale”. Real estate held for investment totaled $843.0 million as of June 30, 2006, and $853.9 million as of December 31, 2005. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the years ended June 30, 2006 and December 31, 2005, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of June 30, 2006, and December 31, 2005, was $141.9 million and $133.8 million, net of valuation allowances of $4.2 million and $4.2 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of June 30, 2006. By property type, there is a concentration in office buildings and industrial sites that represented approximately 68% of the equity real estate portfolio as of June 30, 2006.

Other Investments

Our other investments totaled $1,010.5 million as of June 30, 2006, compared to $755.3 million as of December 31, 2005. Derivatives accounted for $723.8 million in other investments as of June 30, 2006. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

As of June 30, 2006, our international investment operations consist of the investments of Principal International comprised of $3.0 billion in invested assets. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies.

Overall Composition of International Invested Assets

As shown in the following table, the major categories of international invested assets as of June 30, 2006, and December 31, 2005, were fixed maturity securities and residential mortgage loans:

International Invested Assets

	June 30, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$2,045.4	69%	$2,114.1	69%
Private	—	—	0.6	—
Equity securities	49.6	2	50.7	2
Mortgage loans
Residential	512.1	17	505.1	17
Real estate held for investment	12.3	—	11.7	—
Other investments	358.3	12	358.2	12
Total invested assets	2,977.7	100%	3,040.4	100%
Cash and cash equivalents	62.2		56.2
Total invested assets and cash	$3,039.9		$3,096.6

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

As of June 30, 2006, the difference between the asset and liability durations on our primary duration managed portfolio was +.02. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $31,350.2 million as of June 30, 2006.

Duration-Monitored.  For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of June 30, 2006, the weighted-average difference between the asset and liability durations on these portfolios was +.40. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances.

The value of the assets in these portfolios was $15,466.0 million as of June 30, 2006.

Non Duration-Managed.  We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $3,996.8 million as of June 30, 2006.

Using the assumptions and data in effect as of June 30, 2006, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $68.1 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

	June 30, 2006
Risk Management Strategy	Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)
Primary duration-managed	$31,350.2	3.75	.02	$(6.3)
Duration-monitored	15,466.0	4.99	.40	(61.8)
Non duration-managed	3,996.8	5.28	N/A	N/A
Total	$50,813.0			$(68.1)

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

Debt Issued and Outstanding.  As of June 30, 2006, the aggregate fair value of long-term debt was $931.4 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $31.3 million. Debt is not recorded at fair value on the statement of financial position.

	June 30, 2006
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$510.0	$496.1	$482.7
4.59% notes payable, due 2011	54.6	52.1	49.8
4.93% notes payable, due 2011	45.3	43.2	41.2
8% surplus notes payable, due 2044	111.9	103.0	94.3
Non-recourse mortgages and notes payable	181.1	177.6	174.2
Other mortgages and notes payable	59.8	59.4	58.9
Total long-term debt	$962.7	$931.4	$901.1

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

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market, foreign currency-denominated fixed maturity securities and demand deposits purchased, and our international operations.

We estimate that as of June 30, 2006, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements, because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturity securities is minimized by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of June 30, 2006, was $3,235.9 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of June 30, 2006, was $1,351.1 million.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks. As of June 30, 2006, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $51.3 million in order to mitigate currency exposure related to U.S. dollar-denominated bonds.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of June 30, 2006, the fair value of our equity securities was $825.5 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $82.6 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

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

We have increased our credit exposure through credit default swaps by investing in $127.5 million of various  tranches of synthetic collateralized debt obligations. The outstanding notional amount as of June 30, 2006 was $565.0 million. We also invested in credit default swaps creating replicated assets with a notional amount of $775.0 million as of June 30, 2006.

In addition, on May 26, 2005, we invested $130.0 million in a secured limited recourse credit linked note issued by a grantor trust. The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios. The risk of loss for the seven referenced mezzanine tranches begins at 4.85% and ends at 10.85% of loss on each of the seven synthetic reference portfolios. Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed 4.85% of a synthetic reference portfolio. As of June 30, 2006, the credit default swap entered into by the trust had an outstanding notional amount of $130.0 million. The creditors of the grantor trusts have no recourse to the assets of our company.

Derivative Summary

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of June 30, 2006, and December 31, 2005.

Derivative Financial Instruments — Notional Amounts

	June 30, 2006		December 31, 2005
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$10,631.6	54%	$8,531.3	50%
Foreign currency swaps	4,611.1	23	3,854.5	23
Embedded derivative financial instruments	1,482.2	8	1,199.5	7
Credit default swaps	1,480.0	8	1,297.6	8
Swaptions	663.0	3	684.5	4
Call options	245.0	1	189.8	1
Currency forwards	221.5	1	566.6	4
Interest rate lock commitments	116.0	1	392.3	2
Total return swaps	100.0	1	100.0	1
Bond options	38.5	—	38.5	—
Futures	35.3	—	58.9	—
Mortgage-backed forwards and options	17.5	—	39.3	—
Put options	0.7	—	—	—
Total	$19,642.4	100%	$16,952.8	100%

Derivative Financial Instruments — Credit Exposures

	June 30, 2006		December 31, 2005
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$449.0	61%	$339.6	72%
Interest rate swaps	242.3	33	89.3	19
Call options	21.7	3	18.0	4
Credit default swaps	15.0	2	14.0	3
Currency forwards	8.6	1	11.4	2
Bond options	0.6	—	0.6	—
Total credit exposure	737.2	100%	472.9	100%
Less: Collateral received	(128.5)		(97.6)
Total	$608.7		$375.3

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	June 30, 2006
				Fair Value (no accrued interest)
	Notional Amount	Weighted Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$10,631.6	5.99	(1)	$4.4	$203.3	$376.5
Mortgage-backed forwards and options	17.5	.04	(4)	—	—	—
Swaptions	663.0	7.10	(3)	(29.1)	(13.3)	(6.0)
Futures	27.9	.21	(2)	(1.4)	—	1.4
Total return swaps	100.0	.12	(1)	—	—	—
Bond options	38.5	1.63	(4)	(7.2)	0.1	1.4
Total	$11,478.5			$(33.3)	$190.1	$373.3

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

Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2006, and have concluded that our disclosure controls and procedures are effective.

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

Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues. Beginning in March of 2005, we have received subpoenas and interrogatories from the offices of the Attorneys General of New York and Connecticut seeking information related to compensation agreements with brokers and agents and the sale of retirement products and services. We are cooperating with these inquiries. We have received other requests from regulators and other governmental authorities relating to industry issues and may receive additional such requests, including subpoenas and interrogatories, in the future.

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life Insurance Company (“Principal Life”) and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa. On July 22, 2005, the plaintiff’s motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted. On September 21, 2005, the plaintiff’s motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2006 – January 31, 2006	886,250	(1)	$47.19		886,200	$208.2	(2)
February 1, 2006 – February 28, 2006	824,276	(1)	$48.14		814,895	$169.0	(2)
March 1, 2006 – March 31, 2006	1,672,028	(1)	$49.06		1,655,200	$87.7	(2)
April 1, 2006 – April 30, 2006	1,102,043	(1)	$49.58		1,102,000	$33.1	(2)
May 1, 2006 – May 31, 2006	8,296,702		$64.26	(3)	8,296,702	$—	(2) (3)
June 1, 2006 – June 30, 2006	—		$—		—	$—
Total	12,781,299				12,754,997

(1)                                 The number of shares include shares of common stock utilized to execute certain stock incentive awards in 2006: 50 shares in January, 9,381 shares in February, 16,828 shares in March and 43 shares in April.

(2)                                  In November 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock.  On May 18, 2006, the program announced in November 2005 was completed.

(3)                                  In May 2006, our Board of Directors authorized a repurchase program of up to $500.0 million of our outstanding common stock.  We paid $500.0 million and received the initial delivery of 7.7 million common shares, while retaining the right to receive additional common shares depending on the volume weighted average share price of our common stock over the program’s duration.  The program will be completed in the fourth quarter 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders on May 16, 2006, the stockholders elected five Class II directors each for a term expiring at the Company’s 2009 annual meeting.  The voting results were as follows:

	VOTES FOR	VOTES WITHHELD

J. Barry Griswell	157,502,081	5,159,476
Richard L. Keyser	159,834,387	2,287,170
Arjun K. Mathrani	159,970,413	2,691,144
Elizabeth E. Tallett	154,468,902	8,192,655
Therese M. Vaughan	160,132,201	2,529,356

The directors whose terms of office continued and the years their terms expire are as follows:

CLASS I DIRECTORS – TERM EXPIRES IN 2008

Betsy J. Bernard

Jocelyn Carter-Miller

Gary E. Costley

William T. Kerr

CLASS III DIRECTORS – TERM EXPIRES IN 2007

Michael T. Dan

David J. Drury

C. Daniel Gelatt

Sandra L. Helton

In addition, the stockholders ratified the appointment of Ernst & Young LLP as the company’s independent auditors for 2006.  The voting results are as follows:

FOR	AGAINST	ABSTAIN

159,271,666	1,190,660	2,199,231

Item 6.  Exhibits

Exhibit Number	Description
10.16

Employment Agreement by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (incorporated by reference to the written description of such agreement included in Principal Financial Group, Inc.’s Current Report on Form 8-K filed on May 19, 2006 (Commission File No. 1-16725))

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

PRINCIPAL FINANCIAL GROUP, INC.
Dated: August 2, 2006	By	/s/ Michael H. Gersie
Michael H. Gersie
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
10.16

Employment Agreement by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (incorporated by reference to the written description of such agreement included in Principal Financial Group, Inc.’s Current Report on Form 8-K filed on May 19, 2006 (Commission File No. 1-16725))

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of J. Barry Griswell
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Michael H. Gersie