Form 10-Q
period 2006-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2006-11-01
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 25, 2006 was 269,761,529.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Consolidated Statements of Financial Position

	September 30, 2006	December 31, 2005
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$44,128.7	$42,117.2
Fixed maturities, trading	283.7	113.2
Equity securities, available-for-sale	671.7	724.4
Equity securities, trading	166.3	90.3
Mortgage loans	11,395.5	11,484.3
Real estate	959.2	999.4
Policy loans	847.5	827.7
Other investments	1,261.6	1,113.5
Total investments	59,714.2	57,470.0
Cash and cash equivalents	1,396.6	1,641.3
Accrued investment income	702.3	682.7
Premiums due and other receivables	682.9	592.7
Deferred policy acquisition costs	2,383.7	2,174.1
Property and equipment	419.0	419.8
Goodwill	298.3	282.3
Other intangibles	228.0	202.6
Separate account assets	68,534.2	62,070.0
Other assets	1,806.4	1,499.9
Total assets	$136,165.6	$127,035.4
Liabilities
Contractholder funds	$36,207.2	$33,612.1
Future policy benefits and claims	17,176.6	16,825.5
Other policyholder funds	637.6	657.1
Short-term debt	114.7	476.4
Long-term debt	873.6	898.8
Income taxes currently payable	0.5	—
Deferred income taxes	893.3	974.8
Separate account liabilities	68,534.2	62,070.0
Other liabilities	4,039.8	3,713.5
Total liabilities	128,477.5	119,228.2
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2006 and 2005	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2006 and 2005	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 383.1 million and 381.3 million shares issued, and 269.6 million and 280.6 million shares outstanding in 2006 and 2005, respectively	3.8	3.8
Additional paid-in capital	8,106.6	8,000.0
Retained earnings	2,755.8	2,008.6
Accumulated other comprehensive income	777.6	994.8
Treasury stock, at cost (113.5 million and 100.7 million shares in 2006 and 2005, respectively)	(3,955.8)	(3,200.1)
Total stockholders’ equity	7,688.1	7,807.2
Total liabilities and stockholders’ equity	$136,165.6	$127,035.4

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,060.0	$943.4	$3,206.4	$2,826.4
Fees and other revenues	454.0	423.3	1,354.1	1,245.8
Net investment income	931.6	853.5	2,695.4	2,483.4
Net realized/unrealized capital gains (losses)	(6.7)	(1.8)	23.1	6.9
Total revenues	2,438.9	2,218.4	7,279.0	6,562.5
Expenses
Benefits, claims, and settlement expenses	1,426.2	1,281.3	4,227.6	3,780.1
Dividends to policyholders	73.0	73.9	217.4	219.0
Operating expenses	608.2	576.8	1,832.4	1,714.5
Total expenses	2,107.4	1,932.0	6,277.4	5,713.6
Income from continuing operations before income taxes	331.5	286.4	1,001.6	848.9
Income taxes	72.3	67.1	229.7	201.1
Income from continuing operations, net of related income taxes	259.2	219.3	771.9	647.8
Income from discontinued operations, net of related income taxes	—	0.1	—	16.0
Net income	259.2	219.4	771.9	663.8
Preferred stock dividends	8.2	9.4	24.7	9.4
Net income available to common stockholders	$251.0	$210.0	$747.2	$654.4

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$0.93	$0.75	$2.73	$2.20
Income from discontinued operations, net of related income taxes	—	—	—	0.05
Net income	$0.93	$0.75	$2.73	$2.25
Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$0.92	$0.74	$2.70	$2.18
Income from discontinued operations, net of related income taxes	—	—	—	0.05
Net income	$0.92	$0.74	$2.70	$2.23

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2005	$—	$—	$3.8	$7,269.4	$1,289.5	$1,313.3	$(2,331.7)	$7,544.3
Series A preferred stock issued	—	—	—	296.0	—	—	—	296.0
Series B preferred stock issued	—	0.1	—	245.9	—	—	—	246.0
Common stock issued	—	—	—	40.6	—	—	—	40.6
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.1	—	—	—	0.1
Stock-based compensation, and additional related tax benefits	—	—	—	35.9	—	—	—	35.9
Treasury stock acquired, common	—	—	—	—	—	—	(868.4)	(868.4)
Dividends to preferred stockholders	—	—	—	—	(9.4)	—	—	(9.4)
Comprehensive income:
Net income	—	—	—	—	663.8	—	—	663.8
Net unrealized losses	—	—	—	—	—	(335.6)	—	(335.6)
Provision for deferred income tax benefits	—	—	—	—	—	142.0	—	142.0
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	44.8	—	44.8
Comprehensive income								515.0
Balances at September 30, 2005	$—	$0.1	$3.8	$7,887.9	$1,943.9	$1,164.5	$(3,200.1)	$7,800.1

Balances at January 1, 2006	$—	$0.1	$3.8	$8,000.0	$2,008.6	$994.8	$(3,200.1)	$7,807.2
Common stock issued	—	—	—	51.6	—	—	—	51.6
Capital transactions of equity method investee, net of related income taxes	—	—	—	1.4	—	—	—	1.4
Stock-based compensation, and additional related tax benefits	—	—	—	53.6	—	—	—	53.6
Treasury stock acquired, common	—	—	—	—	—	—	(755.7)	(755.7)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	(24.7)
Comprehensive income:
Net income	—	—	—	—	771.9	—	—	771.9
Net unrealized losses	—	—	—	—	—	(328.9)	—	(328.9)
Provision for deferred income tax benefits	—	—	—	—	—	121.5	—	121.5
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(9.8)	—	(9.8)
Comprehensive income								554.7
Balances at September 30, 2006	$—	$0.1	$3.8	$8,106.6	$2,755.8	$777.6	$(3,955.8)	$7,688.1

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2006	2005
		(As Restated - See Note 1)
	(in millions)
Operating activities
Net income	$771.9	$663.8
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	—	(16.0)
Amortization of deferred policy acquisition costs	184.6	179.2
Additions to deferred policy acquisition costs	(364.2)	(362.0)
Accrued investment income	(19.6)	18.4
Net cash flows from trading securities	(161.7)	1.9
Premiums due and other receivables	(40.9)	(11.4)
Contractholder and policyholder liabilities and dividends	1,311.5	1,315.1
Current and deferred income taxes	14.1	(420.6)
Net realized/unrealized capital gains	(23.1)	(6.9)
Depreciation and amortization expense	82.2	73.9
Mortgage loans held for sale, acquired or originated	(398.4)	(1,737.7)
Mortgage loans held for sale, sold or repaid, net of gain	706.9	1,721.6
Real estate acquired through operating activities	(19.7)	(34.6)
Real estate sold through operating activities	31.3	39.0
Stock-based compensation	52.6	36.1
Other	(76.4)	(95.6)
Net adjustments	1,279.2	700.4
Net cash provided by operating activities	2,051.1	1,364.2
Investing activities
Available-for-sale securities:
Purchases	(6,287.6)	(6,024.9)
Sales	1,101.0	1,940.7
Maturities	2,656.7	3,089.4
Mortgage loans acquired or originated	(1,798.7)	(1,937.3)
Mortgage loans sold or repaid	1,588.6	1,945.0
Real estate acquired	(22.3)	(165.6)
Real estate sold	22.9	287.6
Net purchases of property and equipment	(34.4)	(28.7)
Purchases of interest in subsidiaries, net of cash acquired	(37.2)	(58.1)
Net change in other investments	16.1	(58.9)
Net cash used in investing activities	$(2,794.9)	$(1,010.8)

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the nine months ended, September 30,
	2006	2005
		(As Restated - See Note 1)
	(in millions)
Financing activities
Issuance of preferred stock	$—	$542.0
Issuance of common stock	51.8	40.6
Acquisition and sales of treasury stock, net	(755.7)	(868.4)
Proceeds from financing element derivatives	126.3	160.6
Payments for financing element derivatives	(110.0)	(95.7)
Excess tax benefits from share-based payment arrangements	5.9	—
Dividends to preferred stockholders	(16.5)	(9.4)
Issuance of long-term debt	1.3	12.7
Principal repayments of long-term debt	(20.2)	(42.4)
Net proceeds (repayments) of short-term borrowings	(359.7)	100.4
Investment contract deposits	6,691.7	5,172.6
Investment contract withdrawals	(5,247.5)	(4,722.2)
Net increase in banking operation deposits	131.7	21.8
Net cash provided by financing activities	499.1	312.6
Discontinued operations
Net cash used in operating activities	—	(1.2)
Net cash used in investing activities	—	(0.7)
Net cash used in discontinued operations	—	(1.9)
Net increase (decrease) in cash and cash equivalents	(244.7)	664.1
Cash and cash equivalents at beginning of period	1,641.3	452.5
Cash and cash equivalents at end of period	$1,396.6	$1,116.6
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$1.9
At end of period	$—	$—

See accompanying notes

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIE”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2005, included in our Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position at December 31, 2005, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the September 30, 2005, financial statements to conform to the September 30, 2006, presentation.

Restatements

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”), on September 29, 2006. SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. This statement eliminates the ability to choose a measurement date, by requiring that plan assets and benefit obligations be measured as of the annual balance sheet date. Changes in the funded status of a defined benefit postretirement plan will be recognized in comprehensive income in the year the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the annual balance sheet date is effective for fiscal years ending after December 15, 2008. SFAS 158 is not expected to have a material impact on our consolidated financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard, which provides guidance for using fair value to measure assets and liabilities, applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires fair value measurements to be separately disclosed by level within the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

The SEC staff published Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), on September 13, 2006. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. Under SAB 108, registrants are required to quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material, a registrant’s prior year financial statements must be restated. SAB 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. When applying the special transition provisions, instead of restating prior period financial statements, a registrant must record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. We are still evaluating the impact this guidance will have on our consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is not expected to have a material impact on our consolidated financial statements.

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

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. We are still evaluating the impact this guidance will have on our consolidated financial statements.

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

The provisions of our stock awards allow approved retirees to retain all or a portion of their awards if they retire prior to the end of the required service period. SFAS 123R considers this to be a nonsubstantive service condition. Accordingly, it is appropriate to recognize compensation cost either immediately for stock awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period. Our approach was to follow the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement). For any awards that are granted after our adoption of SFAS 123R on January 1, 2006, we recognize compensation cost through the period that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. If we had applied the nonsubstantive vesting provisions of SFAS 123R to awards granted prior to January 1, 2006, our consolidated financial statements would not have been materially impacted.

SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of financing cash flows recognized for the nine months ended September 30, 2006, for such excess tax deductions, was $5.9 million.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

Separate Accounts

As of September 30, 2006 and December 31, 2005, the separate accounts include a separate account valued at $731.5 million and $726.6 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Significant Unconsolidated Variable Interest Entities

Synthetic Collateralized Debt Obligation. On June 21, 2006, we invested $285.0 million in a secured limited recourse note issued by a segregated portfolio company. The note represents Class B notes. Class A notes are senior and Class C through Class F notes are subordinated to Class B notes. The entity entered into a credit default swap with a third party providing credit protection in exchange for a fee. Defaults in an underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio. We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $285.0 million as of September 30, 2006.

3. Federal Income Taxes

The effective income tax rate on income from continuing operations for the three months ended September 30, 2006, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for the corporate dividends received, tax refinements in Mexico and interest exclusion from taxable income. The effective income tax rate on income from continuing operations for the nine months ended September 30, 2006, is lower than the prevailing corporate federal income tax rate due to income tax deductions allowed for the corporate dividends received, a favorable court ruling on a contested Internal Revenue Service issue for 1991 and later years and interest exclusion from taxable income. The effective income tax rate on income from continuing operations for the three months and nine months ended September 30, 2005, is lower than the prevailing corporate federal income tax rate primarily due to income tax deductions allowed for corporate dividends received, tax credits received on our investment in a synthetic fuel facility and interest exclusion from taxable income.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

4. Employee and Agent Benefits (continued)

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended September 30,		For the three months ended September 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$11.7	$12.4	$2.4	$2.5
Interest cost	20.4	19.4	4.0	4.2
Expected return on plan assets	(26.3)	(24.1)	(8.1)	(7.3)
Amortization of prior service cost (benefit)	(2.2)	0.4	(0.7)	(0.6)
Recognized net actuarial loss	5.1	4.1	0.1	0.1
Net periodic benefit cost (income)	$8.7	$12.2	$(2.3)	$(1.1)

	Pension benefits		Other postretirement benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$35.2	$37.3	$7.1	$7.5
Interest cost	61.2	58.1	12.1	12.7
Expected return on plan assets	(79.0)	(72.2)	(24.2)	(22.0)
Amortization of prior service cost (benefit)	(6.7)	1.0	(2.0)	(2.0)
Recognized net actuarial loss	15.3	12.3	0.2	0.4
Net periodic benefit cost (income)	$26.0	$36.5	$(6.8)	$(3.4)

Contributions

Our funding policy for the Pension Plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2006 will be zero so we will not be required to fund the Pension Plan during 2006. However, it is possible that we may fund the qualified and nonqualified plans in 2006 in the range of $20.0 million to $50.0 million. During the three months and nine months ended September 30, 2006, $7.9 and $13.1 million were contributed to the plans, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
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

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life Insurance Company (“Principal Life”) and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa. On July 22, 2005, the plaintiff’s motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted. On September 21, 2005, the plaintiff’s motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. Oral argument was held on April 20, 2006. On October 20, 2006, the Court of Appeals affirmed our motion to dismiss.

A lawsuit was filed against us, Principal Life, and Principal Financial Services, Inc. in the United States District Court for the Southern District of Iowa on October 31, 2005, but the plaintiff dismissed the case without prejudice on March 17, 2006. The claims and allegations in the lawsuit were substantially the same as those in the December 23, 2004, lawsuit, but the proposed class was limited to those members of the settlement class in the Principal Life sales practices class action settlement who did not own annuities and who received demutualization consideration in the form of cash under the plan of demutualization.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
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

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2006 through 2019. The maximum exposure under these agreements as of September 30, 2006, was approximately $172.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $187.0 million as of September 30, 2006). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to a return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry.

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group. The claims aggregated approximately A$50.0 million Australian dollars (approximately U.S. $37.0 million as of September 30, 2006) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $34.0 million as of September 30, 2006) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”). FITB is an asset used in calculating unit pricing of funds. Westpac claimed that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that, as a result, fund values were overstated.

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
September 30, 2006
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

Reconciliation of Outstanding Shares

	Series A Preferred Stock	Series B Preferred Stock	Common Stock
	(in millions)
Outstanding shares at January 1, 2005	—	—	300.6
Shares issued	3.0	10.0	1.5
Treasury stock acquired	—	—	(22.2)
Outstanding shares at September 30, 2005	3.0	10.0	279.9

Outstanding shares at January 1, 2006	3.0	10.0	280.6
Shares issued	—	—	1.8
Treasury stock acquired	—	—	(12.8)
Outstanding shares at September 30, 2006	3.0	10.0	269.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

7. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Comprehensive income (loss):
Net income	$259.2	$219.4	$771.9	$663.8
Net change in unrealized gains and losses on fixed maturities, available-for-sale	975.1	(660.6)	(393.2)	(502.1)
Net change in unrealized gains and losses on equity securities, available-for-sale	(0.3)	(2.5)	(9.9)	1.3
Net change in unrealized gains and losses on equity method subsidiaries and minority interest adjustments	(6.1)	11.7	12.2	(5.3)
Adjustments for assumed changes in amortization patterns	(151.3)	67.6	29.9	71.8
Net change in unrealized gains and losses on derivative instruments	(33.3)	18.2	(1.6)	43.4
Adjustments to unrealized gains and losses for Closed Block policyholder dividend obligation	—	65.3	33.7	55.3
Change in net foreign currency translation adjustment	24.5	26.2	(5.7)	41.4
Provision for deferred income taxes (benefits)	(249.5)	184.7	117.4	145.4
Comprehensive income (loss)	$818.3	$(70.0)	$554.7	$515.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
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

Management uses segment operating earnings for goal setting, determining employee compensation and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs (“DPAC”) and sales inducements, recognition of front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and include operating revenues from real estate properties that qualify for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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
September 30, 2006
(Unaudited)

8. Segment Information (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2006	December 31, 2005
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$111,800.2	$103,506.1
International Asset Management and Accumulation	7,648.2	6,856.2
Life and Health Insurance	14,285.2	14,080.2
Corporate and Other	2,432.0	2,592.9
Total consolidated assets	$136,165.6	$127,035.4

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$1,100.0	$975.4	$3,266.0	$2,903.8
International Asset Management and Accumulation	169.2	148.4	476.8	439.4
Life and Health Insurance	1,183.4	1,106.1	3,526.1	3,264.2
Corporate and Other	(7.6)	(8.0)	(13.5)	(46.1)
Total segment operating revenues	2,445.0	2,221.9	7,255.4	6,561.3
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(6.1)	(3.2)	23.6	3.4
Subtract:
Operating revenues from discontinued real estate investments	—	0.3	—	2.2
Total revenues per consolidated statements of operations	$2,438.9	$2,218.4	$7,279.0	$6,562.5
Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$157.4	$133.3	$466.4	$402.4
International Asset Management and Accumulation	23.2	19.7	56.9	48.3
Life and Health Insurance	82.0	65.4	217.6	211.2
Corporate and Other	(7.9)	(4.1)	(20.8)	(17.4)
Total segment operating earnings, net of related income taxes	254.7	214.3	720.1	644.5
Net realized/unrealized capital gains (losses), as adjusted	(3.7)	(4.2)	8.3	(4.7)
Other after-tax adjustments (1)	—	(0.1)	18.8	14.6
Net income available to common stockholders per consolidated statements of operations	$251.0	$210.0	$747.2	$654.4

(1)           For the three months ended September 30, 2005, other after-tax adjustments of $(0.1) million included the negative effect of a loss from discontinued operations of Principal Residential Mortgage, Inc. ($7.7 million); and the positive effect of gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144 ($7.6 million).

For the nine months ended September 30, 2006, other after-tax adjustments of $18.8 million included the positive effect of a favorable court ruling on a contested IRS issue for 1991 and later years.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans

As of September 30, 2006, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock, or performance units.

As of September 30, 2006, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 21.7 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the nine months ended September 30,
	2006	2005
	(in millions)
Compensation cost	$47.3	$35.4
Related income tax benefit	15.3	11.2
Capitalized as part of an asset	2.4	1.2

Nonqualified Stock Options

We issue nonqualified stock options under the 2005 Stock Incentive Plan, 2005 Directors Stock Plan, Stock Incentive Plan, , and Directors Stock Plan. Nonqualified stock options are treated as an equity award.

Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan and the Stock Incentive Plan. Total options granted under the 2005 Stock Incentive Plan and the Stock Incentive Plan were 2.1 million and 2.7 million for the nine months ended September 30, 2006 and 2005, respectively. Options outstanding under the 2005 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded or cliff vesting over a three-year period, except in the case of approved retirement.

Nonqualified stock options granted under the Directors stock plans have an exercise price equal to the fair market value of our common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director’s full term of office expires. There were no options granted during the nine months ended September 30, 2006 or 2005.

The fair value of stock options is estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. Due to our limited public company history, we use peer data to estimate option exercise and employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on peer data and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury risk-free interest rate in effect at the time of grant.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans (continued)

Cash received from stock options exercised under these share-based payment arrangements for the nine months ended September 30, 2006 was $28.7 million. The actual tax benefits realized for the tax deductions for option exercise of the share-based payment arrangements for the nine months ended September 30, 2006 was $8.7 million.

The following is a summary of assumptions for the stock options granted during the period:

	For the nine months ended September 30,
Options	2006	2005
Dividend yield	1.32%	1.41%
Expected volatility	16.2%	19.1%
Risk-free interest rate	4.6%	4.1%
Expected life (in years)	6	6

Using the Black-Scholes option valuation model, the weighted-average estimated fair value of stock options granted was $11.41 and $9.18 per share during the nine months ended September 30, 2006 and 2005, respectively.

The following is a summary of the status of all of our stock option plans for the nine months ended September 30, 2006:

		Weighted-average	Intrinsic
	Number of options	exercise price	Value
	(in millions)		(in millions)
Options outstanding at January 1, 2006	7.8	$33.06
Granted	2.1	49.28
Exercised	1.0	28.72
Canceled	0.1	40.18
Options outstanding at September 30, 2006	8.8	$37.32	$149.6
Vested or expected to vest at September 30, 2006	8.6	$36.94	$149.3
Options exercisable at September 30, 2006	4.5	$31.46	$101.8

The total intrinsic value of stock options exercised was $25.6 million and $19.1 million during the nine months ended September 30, 2006 and 2005, respectively.

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of September 30, 2006:

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$22.23 - $29.78	2.3	6
$30.16 - $36.50	1.9	7
$38.20 - $44.13	2.5	8
$46.40 - $54.45	2.1	9
$22.23 - $54.45	8.8	8

The weighted-average remaining contractual lives for stock options exercisable is approximately 7 years as of September 30, 2006.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans (continued)

Performance Share Awards

Beginning in 2006, we granted performance share awards to certain employees under the 2005 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant’s continued employment through the performance period (except in the case of an approved retirement)and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited and no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. As of September 30, 2006, there were $22.6 million of total unrecognized compensation costs related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 2 years.

The fair value of performance share awards is determined based on the closing stock price of our shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during the nine months ended September 30, 2006 was $49.28. Because no performance share awards vested, the intrinsic value of performance share awards vested is $0.0 million for the nine months ended September 30, 2006.

The following is a summary of activity for the nonvested performance share awards for the nine months ended September 30, 2006:

	Number of performance share awards	Weighted-average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2006	—	$—
Granted	0.8	49.28
Vested	—	—
Forfeited	—	—
Nonvested performance share awards at September 30, 2006	0.8	$49.28

Restricted Stock Units

We issue restricted stock units under the 2005 Stock Incentive Plan, 2005 Directors Stock Plan, Stock Incentive Plan, and Directors Stock Plan. Restricted stock units are treated as an equity award. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. There is no maximum contractual term on these awards.

Restricted stock units were issued to certain employees and agents pursuant to the Stock Incentive Plan and 2005 Stock Incentive Plan. Under these plans, awards have a graded or cliff vesting over a three-year service period. When service for the Company ceases (except in the case of an approved retirement), all vesting stops and unvested units are forfeited.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans (continued)

For the nine months ended September 30, 2006 and 2005, 0.2 million and 0.4 million restricted stock units were granted, respectively. The weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2006 and 2005 was $49.72 and $39.19, respectively.

The actual tax benefits realized for the tax deductions for option exercise under these share-based payment arrangements for the nine months ended September 30, 2006 was $5.4 million.

As of September 30, 2006, there were $13.6 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1 year. The total intrinsic value of restricted stock units vested was $19.3 million and $1.2 million during the nine months ended September 30, 2006 and 2005, respectively.

The following is a summary of activity for the nonvested restricted stock units for the nine months ended September 30, 2006:

	Number of restricted stock units	Weighted-average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2006	0.9	$36.89
Granted	0.2	49.72
Vested	0.3	34.24
Forfeited	—	—
Nonvested restricted stock units at September 30, 2006	0.8	$41.06

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares’ fair market value as of the beginning or end of the quarter, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.5 million and 0.6 million shares during the nine months ended September 30, 2006 and 2005.

We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the quarter of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $9.82 and $8.16 during the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of the Employee Stock Purchase Plan settled was $5.3 million and $4.8 million during the nine months ended September 30, 2006 and 2005, respectively.

Cash received from shares issued under these share-based payment arrangements for the nine months ended September 30, 2006 was $23.0 million. The actual tax benefits realized for the tax deductions for option exercise of the share-based payment arrangements for the nine months ended September 30, 2006 was $0.7 million.

The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of September 30, 2006, a total of 3.4 million of new shares are available to be made issuable by us for this plan.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

9. Stock-Based Compensation Plans (continued)

Stock Incentive Plan, no further grants will be made under the Long-Term Performance Plan, and any future awards earned under the Long-Term Performance Plan will be issued under the 2005 Stock Incentive Plan. As of December 31, 2005, all awards under this plan were fully vested and no awards were granted under this plan in 2006 or 2005. There is no maximum contractual term on these awards.

The amount of cash used to settle Long-Term Performance Plan units granted was $10.7 million and $6.1 million for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of Long-Term Performance Plan units settled was $11.1 million and $6.4 million during the nine months ended September 30, 2006 and 2005, respectively.

The fair value of Long-Term Performance Plan liability units is determined as of each reporting period based on the Black-Scholes option pricing model that uses the assumptions noted in the following table:

Long-Term Performance Plan	For the nine months ended September 30, 2006
Dividend yield	—%
Expected volatility	11.4%
Risk-free interest rate	4.7%
Expected life (in years)	3

10. Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For three months ended		For nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$259.2	$219.3	$771.9	$647.8
Subtract:
Preferred stock dividends	8.2	9.4	24.7	9.4
Income from continuing operations available to common stockholders, net of related income taxes	$251.0	$209.9	$747.2	$638.4
Weighted-average shares outstanding:
Basic	269.5	279.8	274.1	290.4
Dilutive effects:
Stock options	2.0	1.8	2.0	1.6
Restricted stock units	0.6	0.5	0.6	0.4
Long term performance plan	—	0.1	—	0.1
Accelerated stock repurchase agreement	—	1.7	—	1.5
Diluted	272.1	283.9	276.7	294.0
Income from continuing operations per common share:
Basic	$0.93	$0.75	$2.73	$2.20
Diluted	$0.92	$0.74	$2.70	$2.18

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
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

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of September 30, 2006 and December 31, 2005, and for the nine months ended September 30, 2006 and 2005.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$40,392.2	$4,516.1	$(779.6)	$44,128.7
Fixed maturities, trading	—	45.8	237.9	—	283.7
Equity securities, available-for-sale	—	644.8	26.9	—	671.7
Equity securities, trading	—	10.2	156.1	—	166.3
Mortgage loans	—	9,535.4	2,186.1	(326.0)	11,395.5
Real estate	—	405.9	553.3	—	959.2
Policy loans	—	847.5	—	—	847.5
Investment in unconsolidated entities	7,512.1	271.2	4,614.4	(12,113.8)	283.9
Other investments	3.9	2,592.3	161.0	(1,779.5)	977.7
Cash and cash equivalents	181.1	709.2	731.0	(224.7)	1,396.6
Accrued investment income	—	654.8	52.6	(5.1)	702.3
Premiums due and other receivables	—	688.6	102.5	(108.2)	682.9
Deferred policy acquisition costs	—	2,243.1	140.6	—	2,383.7
Property and equipment	—	393.9	25.1	—	419.0
Goodwill	—	77.2	221.1	—	298.3
Other intangibles	—	39.0	189.0	—	228.0
Separate account assets	—	64,515.9	4,018.3	—	68,534.2
Other assets	(1.2)	1,166.8	208.5	432.3	1,806.4
Total assets	$7,695.9	$125,233.8	$18,140.5	$(14,904.6)	$136,165.6
Liabilities
Contractholder funds	$—	$36,403.5	$15.1	$(211.4)	$36,207.2
Future policy benefits and claims	—	14,893.9	2,283.8	(1.1)	17,176.6
Other policyholder funds	—	632.1	5.5	—	637.6
Short-term debt	—	—	201.1	(86.4)	114.7
Long-term debt	—	234.1	1,303.3	(663.8)	873.6
Income taxes currently payable (receivable)	(0.7)	(435.9)	14.7	422.4	0.5
Deferred income taxes	(0.5)	637.5	254.1	2.2	893.3
Separate account liabilities	—	64,515.9	4,018.3	—	68,534.2
Other liabilities	9.0	1,728.5	2,532.5	(230.2)	4,039.8
Total liabilities	7.8	118,609.6	10,628.4	(768.3)	128,477.5
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,106.6	5,397.1	7,118.0	(12,515.1)	8,106.6
Retained earnings (deficit)	2,755.8	610.5	(382.0)	(228.5)	2,755.8
Accumulated other comprehensive income	777.6	614.1	776.1	(1,390.2)	777.6
Treasury stock, at cost	(3,955.8)	—	—	—	(3,955.8)
Total stockholders’ equity	7,688.1	6,624.2	7,512.1	(14,136.3)	7,688.1
Total liabilities and stockholders’ equity	$7,695.9	$125,233.8	$18,140.5	$(14,904.6)	$136,165.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$38,886.6	$3,896.5	$(665.9)	$42,117.2
Fixed maturities, trading	—	18.9	94.3	—	113.2
Equity securities, available-for-sale	—	658.8	65.6	—	724.4
Equity securities, trading	—	—	90.3	—	90.3
Mortgage loans	—	9,448.9	2,365.5	(330.1)	11,484.3
Real estate	—	412.8	586.6	—	999.4
Policy loans	—	827.7	—	—	827.7
Investment in unconsolidated entities	7,784.2	275.6	5,515.1	(13,311.0)	263.9
Other investments	—	2,041.8	129.6	(1,321.8)	849.6
Cash and cash equivalents	21.6	1,261.9	542.3	(184.5)	1,641.3
Accrued investment income	—	638.8	48.5	(4.6)	682.7
Premiums due and other receivables	—	589.2	112.7	(109.2)	592.7
Deferred policy acquisition costs	—	2,069.9	104.2	—	2,174.1
Property and equipment	—	397.2	22.6	—	419.8
Goodwill	—	50.4	231.9	—	282.3
Other intangibles	—	39.2	163.4	—	202.6
Separate account assets	—	58,670.7	3,415.5	(16.2)	62,070.0
Other assets	3.5	1,361.4	258.1	(123.1)	1,499.9
Total assets	$7,809.3	$117,649.8	$17,642.7	$(16,066.4)	$127,035.4
Liabilities
Contractholder funds	$—	$33,797.0	$13.5	$(198.4)	$33,612.1
Future policy benefits and claims	—	14,650.3	2,175.2	—	16,825.5
Other policyholder funds	—	654.1	3.0	—	657.1
Short-term debt	—	—	565.6	(89.2)	476.4
Long-term debt	—	241.9	1,223.9	(567.0)	898.8
Income taxes currently payable (receivable)	—	—	0.3	(0.3)	—
Deferred income taxes	—	753.1	237.1	(15.4)	974.8
Separate account liabilities	—	58,670.7	3,415.5	(16.2)	62,070.0
Other liabilities	2.1	1,800.1	2,224.4	(313.1)	3,713.5
Total liabilities	2.1	110,567.2	9,858.5	(1,199.6)	119,228.2
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,000.0	5,354.8	7,071.3	(12,426.1)	8,000.0
Retained earnings (deficit)	2,008.6	870.4	(281.9)	(588.5)	2,008.6
Accumulated other comprehensive income	994.8	854.9	994.8	(1,849.7)	994.8
Treasury stock, at cost	(3,200.1)	—	—	—	(3,200.1)
Total stockholders’ equity	7,807.2	7,082.6	7,784.2	(14,866.8)	7,807.2
Total liabilities and stockholders’ equity	$7,809.3	$117,649.8	$17,642.7	$(16,066.4)	$127,035.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,001.4	$205.0	$—	$3,206.4
Fees and other revenues	—	940.2	680.8	(266.9)	1,354.1
Net investment income	4.2	2,359.7	345.7	(14.2)	2,695.4
Net realized/unrealized capital gains (losses)	—	(28.7)	54.8	(3.0)	23.1
Total revenues	4.2	6,272.6	1,286.3	(284.1)	7,279.0
Expenses
Benefits, claims, and settlement expenses	—	3,911.7	327.8	(11.9)	4,227.6
Dividends to policyholders	—	217.4	—	—	217.4
Operating expenses	8.7	1,394.8	657.6	(228.7)	1,832.4
Total expenses	8.7	5,523.9	985.4	(240.6)	6,277.4

Income (loss) from continuing operations before income taxes	(4.5)	748.7	300.9	(43.5)	1,001.6

Income taxes (benefits)	(1.5)	166.4	63.3	1.5	229.7
Equity in the net income of subsidiaries	774.9	132.8	537.3	(1,445.0)	—

Net income	771.9	715.1	774.9	(1,490.0)	771.9
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$747.2	$715.1	$774.9	$(1,490.0)	$747.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,617.6	$208.8	$—	$2,826.4
Fees and other revenues	—	864.6	572.0	(190.8)	1,245.8
Net investment income	1.4	2,242.4	230.7	8.9	2,483.4
Net realized/unrealized capital gains (losses)	—	(22.4)	28.8	0.5	6.9
Total revenues	1.4	5,702.2	1,040.3	(181.4)	6,562.5
Expenses
Benefits, claims, and settlement expenses	—	3,481.8	306.3	(8.0)	3,780.1
Dividends to policyholders	—	219.0	—	—	219.0
Operating expenses	7.5	1,315.7	554.3	(163.0)	1,714.5
Total expenses	7.5	5,016.5	860.6	(171.0)	5,713.6

Income (loss) from continuing operations before income taxes	(6.1)	685.7	179.7	(10.4)	848.9

Income taxes (benefits)	(2.6)	177.6	25.3	0.8	201.1
Equity in the net income of subsidiaries, excluding discontinued operations	651.3	79.2	496.9	(1,227.4)	—
Income (loss) from continuing operations, net of related income taxes	647.8	587.3	651.3	(1,238.6)	647.8
Income from discontinued operations, net of related income taxes	16.0	23.8	16.0	(39.8)	16.0

Net income	663.8	611.1	667.3	(1,278.4)	663.8
Preferred stock dividends	9.4	—	—	—	9.4
Net income available to common stockholders	$654.4	$611.1	$667.3	$(1,278.4)	$654.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(0.9)	$1,686.9	$433.0	$(67.9)	$2,051.1
Investing activities
Available-for-sale securities:
Purchases	—	(5,518.0)	(782.8)	13.2	(6,287.6)
Sales	—	786.2	314.8	—	1,101.0
Maturities	—	2,527.7	129.0	—	2,656.7
Mortgage loans acquired or originated	—	(1,538.8)	(313.5)	53.6	(1,798.7)
Mortgage loans sold or repaid	—	1,451.9	194.4	(57.7)	1,588.6
Real estate acquired	—	(12.8)	(9.5)	—	(22.3)
Real estate sold	—	0.3	22.6	—	22.9
Net purchases of property and equipment	—	(21.6)	(12.8)	—	(34.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(37.2)	—	(37.2)
Dividends received from (contributions to) unconsolidated entities	880.8	(314.1)	980.8	(1,547.5)	—
Net change in other investments	—	(76.4)	(12.7)	105.2	16.1
Net cash provided by (used in) investing activities	$880.8	$(2,715.6)	$473.1	$(1,433.2)	$(2,794.9)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the nine months ended September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$51.8	$—	$—	$—	$51.8
Acquisition of treasury stock, net	(755.7)	—	—	—	(755.7)
Proceeds from financing element derivatives	—	126.3	—	—	126.3
Payments for financing element derivatives	—	(110.0)	—	—	(110.0)
Excess tax benefits from share-based payment arrangements	—	4.1	1.8	—	5.9
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	5.8	84.9	(89.4)	1.3
Principal repayments of long-term debt	—	(13.6)	(6.6)	—	(20.2)
Net repayments of short-term borrowings	—	—	(362.5)	2.8	(359.7)
Capital dividends paid to parent	—	(980.8)	(566.7)	1,547.5	—
Investment contract deposits	—	6,691.7	—	—	6,691.7
Investment contract withdrawals	—	(5,247.5)	—	—	(5,247.5)
Net increase in banking operation deposits	—	—	131.7	—	131.7
Net cash provided by (used in) financing activities	(720.4)	476.0	(717.4)	1,460.9	499.1
Net increase (decrease) in cash and cash equivalents	159.5	(552.7)	188.7	(40.2)	(244.7)

Cash and cash equivalents at beginning of period	21.6	1,261.9	542.3	(184.5)	1,641.3
Cash and cash equivalents at end of period	$181.1	$709.2	$731.0	$(224.7)	$1,396.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1)
For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$1,015.3	$504.6	$(151.2)	$1,364.2
Investing activities
Available-for-sale securities:
Purchases	—	(4,773.8)	(1,382.8)	131.7	(6,024.9)
Sales	—	1,366.1	574.6	—	1,940.7
Maturities	—	2,824.9	264.5	—	3,089.4
Mortgage loans acquired or originated	—	(1,605.8)	(452.0)	120.5	(1,937.3)
Mortgage loans sold or repaid	—	1,785.6	283.7	(124.3)	1,945.0
Real estate acquired	—	(126.9)	(38.7)	—	(165.6)
Real estate sold	—	221.9	65.7	—	287.6
Net purchases of property and equipment	—	(21.8)	(6.9)	—	(28.7)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received from (paid to) unconsolidated entities	251.1	(429.9)	(65.0)	243.8	—
Net change in other investments	—	22.8	(58.0)	(23.7)	(58.9)
Net cash provided by (used in) investing activities	$251.1	$(736.9)	$(873.0)	$348.0	$(1,010.8)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1) (continued)
For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of preferred stock	$542.0	$—	$—	$—	$542.0
Issuance of common stock	40.6	—	—	—	40.6
Acquisition and sales of treasury stock, net	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	160.6	—	—	160.6
Payments for financing element derivatives	—	(95.7)	—	—	(95.7)
Dividends to preferred stockholders	(9.4)	—	—	—	(9.4)
Issuance of long-term debt	—	78.8	76.2	(142.3)	12.7
Principal repayments of long-term debt	—	(7.5)	(34.9)	—	(42.4)
Net proceeds of short-term borrowings	—	0.6	95.7	4.1	100.4
Capital received from (dividends paid to) parent	—	35.0	176.3	(211.3)	—
Investment contract deposits	—	5,172.6	—	—	5,172.6
Investment contract withdrawals	—	(4,722.2)	—	—	(4,722.2)
Net increase in banking operation deposits	—	—	21.8	—	21.8
Net cash provided by (used in) financing activities	(295.2)	622.2	335.1	(349.5)	312.6
Discontinued operations
Net cash used in operating activities	—	(1.2)	—	—	(1.2)
Net cash used in investing activities	—	(0.7)	—	—	(0.7)
Net cash used in discontinued operations	—	(1.9)	—	—	(1.9)

Net increase (decrease) in cash and cash equivalents	(48.6)	898.7	(33.3)	(152.7)	664.1

Cash and cash equivalents at beginning of period	75.4	31.8	410.0	(64.7)	452.5
Cash and cash equivalents at end of period	$26.8	$930.5	$376.7	$(217.4)	$1,116.6
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$1.9	$—	$—	$1.9
At end of period	$—	$—	$—	$—	$—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

On June 30, 2004, our shelf registration statement with the SEC was declared effective. Following our June 2005 issuance of perpetual preferred stock under the shelf registration, we now have the ability to issue up to $1.95 billion (See Note 12 “Subsequent Event”) of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts. If we issue additional securities, we intend to use the proceeds from the sale of the securities for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and PFG as of September 30, 2006 and December 31, 2005, and for the nine months ended September 30, 2006 and 2005.

Condensed Consolidating Statements of Financial Position
September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$13.5	$44,115.2	$—	$44,128.7
Fixed maturities, trading	—	0.7	283.0	—	283.7
Equity securities, available-for-sale	—	1.1	670.6	—	671.7
Equity securities, trading	—	1.0	165.3	—	166.3
Mortgage loans	—	—	11,395.5	—	11,395.5
Real estate	—	—	959.2	—	959.2
Policy loans	—	—	847.5	—	847.5
Investment in unconsolidated entities	7,512.1	7,788.6	283.9	(15,300.7)	283.9
Other investments	3.9	4.6	973.8	(4.6)	977.7
Cash and cash equivalents	181.1	745.3	1,337.1	(866.9)	1,396.6
Accrued investment income	—	0.2	702.1	—	702.3
Premiums due and other receivables	—	2.1	680.8	—	682.9
Deferred policy acquisition costs	—	—	2,383.7	—	2,383.7
Property and equipment	—	—	419.0	—	419.0
Goodwill	—	—	298.3	—	298.3
Other intangibles	—	—	228.0	—	228.0
Separate account assets	—	—	68,534.2	—	68,534.2
Other assets	(1.2)	1.1	1,802.3	4.2	1,806.4
Total assets	$7,695.9	$8,558.2	$136,079.5	$(16,168.0)	$136,165.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)
September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$36,207.2	$—	$36,207.2
Future policy benefits and claims	—	—	17,176.6	—	17,176.6
Other policyholder funds	—	—	637.6	—	637.6
Short-term debt	—	—	484.2	(369.5)	114.7
Long-term debt	—	464.5	409.1	—	873.6
Income taxes currently payable (receivable)	(0.7)	(3.4)	0.2	4.4	0.5
Deferred income taxes	(0.5)	5.2	887.0	1.6	893.3
Separate account liabilities	—	—	68,534.2	—	68,534.2
Other liabilities	9.0	579.8	3,954.8	(503.8)	4,039.8
Total liabilities	7.8	1,046.1	128,290.9	(867.3)	128,477.5
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	8,106.6	7,118.0	6,168.5	(13,286.5)	8,106.6
Retained earnings (deficit)	2,755.8	(382.0)	826.9	(444.9)	2,755.8
Accumulated other comprehensive income	777.6	776.1	778.4	(1,554.5)	777.6
Treasury stock, at cost	(3,955.8)	—	(2.0)	2.0	(3,955.8)
Total stockholders’ equity	7,688.1	7,512.1	7,788.6	(15,300.7)	7,688.1
Total liabilities and stockholders’ equity	$7,695.9	$8,558.2	$136,079.5	$(16,168.0)	$136,165.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$14.7	$42,102.5	$—	$42,117.2
Fixed maturities, trading	—	—	113.2	—	113.2
Equity securities, available-for-sale	—	1.0	723.4	—	724.4
Equity securities, trading	—	—	90.3	—	90.3
Mortgage loans	—	—	11,484.3	—	11,484.3
Real estate	—	—	999.4	—	999.4
Policy loans	—	—	827.7	—	827.7
Investment in unconsolidated entities	7,784.2	8,168.9	263.8	(15,953.0)	263.9
Other investments	—	8.4	841.2	—	849.6
Cash and cash equivalents	21.6	701.3	1,822.4	(904.0)	1,641.3
Accrued investment income	—	0.2	682.5	—	682.7
Premiums due and other receivables	—	2.3	590.4	—	592.7
Deferred policy acquisition costs	—	—	2,174.1	—	2,174.1
Property and equipment	—	—	419.8	—	419.8
Goodwill	—	—	282.3	—	282.3
Other intangibles	—	—	202.6	—	202.6
Separate account assets	—	—	62,070.0	—	62,070.0
Other assets	3.5	15.0	1,499.9	(18.5)	1,499.9
Total assets	$7,809.3	$8,911.8	$127,189.8	$(16,875.5)	$127,035.4
Liabilities
Contractholder funds	$—	$—	$33,612.1	$—	$33,612.1
Future policy benefits and claims	—	—	16,825.5	—	16,825.5
Other policyholder funds	—	—	657.1	—	657.1
Short-term debt	—	349.9	774.1	(647.6)	476.4
Long-term debt	—	464.3	434.5	—	898.8
Deferred income taxes	—	7.0	983.8	(16.0)	974.8
Separate account liabilities	—	—	62,070.0	—	62,070.0
Other liabilities	2.1	306.4	3,663.8	(258.8)	3,713.5
Total liabilities	2.1	1,127.6	119,020.9	(922.4)	119,228.2
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	8,000.0	7,071.3	6,108.7	(13,180.0)	8,000.0
Retained earnings (deficit)	2,008.6	(281.9)	1,050.1	(768.2)	2,008.6
Accumulated other comprehensive income	994.8	994.8	995.3	(1,990.1)	994.8
Treasury stock, at cost	(3,200.1)	—	(2.0)	2.0	(3,200.1)
Total stockholders’ equity	7,807.2	7,784.2	8,168.9	(15,953.1)	7,807.2
Total liabilities and stockholders’ equity	$7,809.3	$8,911.8	$127,189.8	$(16,875.5)	$127,035.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,206.4	$—	$3,206.4
Fees and other revenues	—	—	1,355.5	(1.4)	1,354.1
Net investment income	4.2	9.2	2,682.0	—	2,695.4
Net realized/unrealized capital gains (losses)	—	(0.5)	23.6	—	23.1
Total revenues	4.2	8.7	7,267.5	(1.4)	7,279.0
Expenses
Benefits, claims, and settlement expenses	—	—	4,227.6	—	4,227.6
Dividends to policyholders	—	—	217.4	—	217.4
Operating expenses	8.7	32.8	1,792.3	(1.4)	1,832.4
Total expenses	8.7	32.8	6,237.3	(1.4)	6,277.4

Income (loss) from continuing operations before income taxes	(4.5)	(24.1)	1,030.2	—	1,001.6

Income taxes (benefits)	(1.5)	(8.4)	239.6	—	229.7
Equity in the net income of subsidiaries	774.9	790.6	—	(1,565.5)	—
Net income	771.9	774.9	790.6	(1,565.5)	771.9
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$747.2	$774.9	$790.6	$(1,565.5)	$747.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,826.4	$—	$2,826.4
Fees and other revenues	—	—	1,245.9	(0.1)	1,245.8
Net investment income	1.4	5.4	2,476.6	—	2,483.4
Net realized/unrealized capital gains (losses)	—	(1.0)	7.9	—	6.9
Total revenues	1.4	4.4	6,556.8	(0.1)	6,562.5
Expenses
Benefits, claims, and settlement expenses	—	—	3,780.1	—	3,780.1
Dividends to policyholders	—	—	219.0	—	219.0
Operating expenses	7.5	33.7	1,673.4	(0.1)	1,714.5
Total expenses	7.5	33.7	5,672.5	(0.1)	5,713.6

Income (loss) from continuing operations before income taxes	(6.1)	(29.3)	884.3	—	848.9

Income taxes (benefits)	(2.6)	(5.2)	208.9	—	201.1
Equity in the net income of subsidiaries, excluding discontinued operations	651.3	675.4	—	(1,326.7)	—
Income (loss) from continuing operations, net of related income taxes	647.8	651.3	675.4	(1,326.7)	647.8
Income from discontinued operations, net of related income taxes	16.0	16.0	16.0	(32.0)	16.0

Net income	663.8	667.3	691.4	(1,358.7)	663.8
Preferred stock dividends	9.4	—	—	—	9.4
Net income available to common stockholders	$654.4	$667.3	$691.4	$(1,358.7)	$654.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(0.9)	$209.4	$2,062.7	$(220.1)	$2,051.1
Investing activities
Available-for-sale securities:
Purchases	—	48.2	(6,335.8)	—	(6,287.6)
Sales	—	3.1	1,097.9	—	1,101.0
Maturities	—	—	2,656.7	—	2,656.7
Mortgage loans acquired or originated	—	—	(1,798.7)	—	(1,798.7)
Mortgage loans sold or repaid	—	—	1,588.6	—	1,588.6
Real estate acquired	—	—	(22.3)	—	(22.3)
Real estate sold	—	—	22.9	—	22.9
Net purchases of property and equipment	—	—	(34.4)	—	(34.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(37.2)	—	(37.2)
Dividends received from unconsolidated entities	880.8	984.7	—	(1,865.5)	—
Net change in other investments	—	29.4	7.6	(20.9)	16.1
Net cash provided by (used in) investing activities	$880.8	$1,065.4	$(2,854.7)	$(1,886.4)	$(2,794.9)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the nine months ended September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$51.8	$—	$—	$—	$51.8
Acquisition of treasury stock, net	(755.7)	—	—	—	(755.7)
Proceeds from financing element derivatives	—	—	126.3	—	126.3
Payments for financing element derivatives	—	—	(110.0)	—	(110.0)
Excess tax benefits from share-based payment arrangements	—	—	5.9	—	5.9
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	1.4	(0.1)	1.3
Principal repayments of long-term debt	—	—	(20.3)	0.1	(20.2)
Net repayments of short-term borrowings	—	(350.0)	(287.8)	278.1	(359.7)
Dividends paid to parent	—	(880.8)	(984.7)	1,865.5	—
Investment contract deposits	—	—	6,691.7	—	6,691.7
Investment contract withdrawals	—	—	(5,247.5)	—	(5,247.5)
Net increase in banking operation deposits	—	—	131.7	—	131.7
Net cash provided by (used in) financing activities	(720.4)	(1,230.8)	306.7	2,143.6	499.1

Net increase (decrease) in cash and cash equivalents	159.5	44.0	(485.3)	37.1	(244.7)

Cash and cash equivalents at beginning of period	21.6	701.3	1,822.4	(904.0)	1,641.3
Cash and cash equivalents at end of period	$181.1	$745.3	$1,337.1	$(866.9)	$1,396.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1)
For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$146.4	$1,434.4	$(212.1)	$1,364.2
Investing activities
Available-for-sale securities:
Purchases	—	(9.1)	(6,015.8)	—	(6,024.9)
Sales	—	6.5	1,934.2	—	1,940.7
Maturities	—	—	3,089.4	—	3,089.4
Mortgage loans acquired or originated	—	—	(1,937.3)	—	(1,937.3)
Mortgage loans sold or repaid	—	—	1,945.0	—	1,945.0
Real estate acquired	—	—	(165.6)	—	(165.6)
Real estate sold	—	—	287.6	—	287.6
Net purchases of property and equipment	—	—	(28.7)	—	(28.7)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received from unconsolidated entities	251.1	22.3	4.2	(277.6)	—
Net change in other investments	—	14.6	(73.2)	(0.3)	(58.9)
Net cash provided by (used in) investing activities	251.1	34.3	(1,018.3)	(277.9)	(1,010.8)
Financing activities
Issuance of common stock	40.6	—	—	—	40.6
Issuance of preferred stock	542.0	—	—	—	542.0
Acquisition and sales of treasury stock, net	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	—	160.6	—	160.6
Payments for financing element derivatives	—	—	(95.7)	—	(95.7)
Dividends to preferred stockholders	(9.4)	—	—	—	(9.4)
Issuance of long-term debt	—	—	12.7	—	12.7
Principal repayments of long-term debt	—	—	(42.4)	—	(42.4)
Net proceeds of short-term borrowings	—	75.0	25.0	0.4	100.4
Dividends paid to parent	—	(251.1)	(26.5)	277.6	—
Investment contract deposits	—	—	5,172.6	—	5,172.6
Investment contract withdrawals	—	—	(4,722.2)	—	(4,722.2)
Net increase in banking operation deposits	—	—	21.8	—	21.8
Net cash provided by (used in) financing activities	$(295.2)	$(176.1)	$505.9	$278.0	$312.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows — (As Restated — See Note 1) (continued)
For the nine months ended September 30, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Discontinued operations
Net cash used in operating activities	$—	$—	$(1.2)	$—	$(1.2)
Net cash used in investing activities	—	—	(0.7)	—	(0.7)
Net cash used in discontinued operations	—	—	(1.9)	—	(1.9)

Net increase (decrease) in cash and cash equivalents	(48.6)	4.6	920.1	(212.0)	664.1

Cash and cash equivalents at beginning of period	75.4	551.9	521.0	(695.8)	452.5
Cash and cash equivalents at end of period	$26.8	$556.5	$1,441.1	$(907.8)	$1,116.6
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$—	$1.9	$—	$1.9
At end of period	$—	$—	$—	$—	$—

12. Subsequent Event

On October 11, 2006, we issued $500.0 million of senior notes from our shelf registration, which was filed with the SEC in December 2003. The notes will bear interest at a rate of 6.05% per year. Interest on the notes is payable on April 15 and October 15 of each year, beginning on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds will be used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2006, compared with December 31, 2005, and our consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission (“SEC”) and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Principal Global Services Private Limited. In December 2005, we formed Principal Global Services Private Limited (“PGS”), which began operations in Pune, India as of August 2006. PGS employees perform services for our U.S. operations including claims data entry, 401(k) processing, IT coding/application development, and IT quality assurance. PGS start up costs will be reported in our Corporate and Other segment through 2006. Beginning in 2007, expenses will be allocated to the segments for which services are performed.

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

CCB-Principal Asset Management Company, Ltd. On August 7, 2005, we announced that we entered into a joint venture agreement with China Construction Bank (“CCB”) to market mutual funds in the People’s Republic of China. We closed the transaction on September 19, 2005, with a 25% ownership in CCB-Principal Asset Management Company, Ltd. The operations of CCB-Principal Asset Management Company, Ltd are reported in our International Asset Management and Accumulation segment using the equity method of accounting.

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

Real Estate Investments. In the second and third quarters of 2005, we sold certain real estate properties previously held for investment purposes. These properties qualify for discontinued operations treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Therefore, the results of operations have been removed from our results of continuing operations for all periods presented. The gains on disposal are reported as other after-tax adjustments in our Corporate and Other segment.

Selected financial information for the discontinued operations is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)

Total revenues	$—	$0.3	$—	$2.2

Income from discontinued operations:
Income before income taxes	$—	$0.3	$—	$2.2
Income taxes	—	0.1	—	0.8
Income from discontinued operations, net of related income taxes	—	0.2	—	1.4
Gain on disposal of discontinued operations, net of related income taxes	—	7.6	—	22.3
Net income	$—	$7.8	$—	$23.7

Principal Residential Mortgage, Inc. On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our total after-tax proceeds from the sale were approximately U.S. $620.0 million. Our Mortgage Banking segment, which included Principal Residential Mortgage, Inc., is accounted for as a discontinued operation, under SFAS 144.

For the year ended December 31, 2004, we accrued for an estimated after-tax gain on disposal. For the three and nine months ended September 30, 2005, we refined our estimate which resulted in an after-tax loss of $7.7 million, primarily due to additional tax expense related to the sale. This loss on disposal is reported as an other after-tax adjustment in our Mortgage Banking segment.

Other

Senior Note Issuance. On October 11, 2006, we issued $500.0 million of senior notes from our shelf registration, which was filed with the SEC in December 2003. The notes will bear interest at a rate of 6.05% per year. Interest on the notes is payable on April 15 and October 15 of each year, beginning on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds will be used to fund the acquisition of WM Advisors, with the remaining proceeds being used for general corporate purposes.

SBB Mutual Berhad and SBB Asset Management Sdn Bhd. On October 30, 2006, our joint venture company in Malaysia, CIMB-Principal, announced its intention to purchase the mutual fund and asset management companies of the former Southern Bank Bhd (“SBB”)—SBB Mutual Berhad and SBB Asset Management Sdn Bhd. We expect to invest an additional $52 million to retain our 40% ownership interest in the larger CIMB-Principal, pending completion of appropriate legal agreements and regulatory approvals. Funding is expected within the next 90 days.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted by $1.0 million and $3.4 million for the three months ended September 30, 2006 and 2005, respectively, and positively impacted $4.4 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Stock-Based Compensation Plans

As of September 30, 2006, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

The compensation cost that was charged against income for the Stock-Based Compensation Plans was $19.7 million and $15.9 million, and the related income tax benefit recognized in the income statement was $6.8 million and $5.2 million for the three months ended September 30, 2006 and 2005, respectively. The compensation cost that was charged against income for the Stock-Based Compensation Plans was $47.3 million and $35.4 million, and the related income tax benefit recognized in the income statement was $15.3 million and $11.2 million for the nine months ended September 30, 2006 and 2005, respectively. For awards with graded vesting, we use an accelerated expense attribution method. The total compensation cost capitalized as part of the cost of an asset was $0.5 million for the three months ended September 30, 2006 and 2005. The total compensation cost capitalized as part of the cost of an asset was and $2.4 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Beginning in 2006, we granted performance share awards to certain employees. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant’s continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited and no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards.

The total compensation cost related to nonvested awards not yet recognized is $36.2 million. This compensation cost is expected to be recognized over a weighted average period of approximately 2 years.

Pension and 401(k) Benefit Expense

Effective January 1, 2006, we made changes to our retirement program, including the Principal Select Savings Plan (“401(k)”) and the Principal Pension Plan (“Pension Plan”) and the corresponding nonqualified plans. The qualified and nonqualified Pension Plans’ changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors, and the removal of the cost of living adjustments for traditional benefits earned after January 1, 2006. The qualified and nonqualified 401(k) Plans’ company match increased from 50% of a 6% deferral to 75% of an 8% deferral. The Pension Plan changes reduced the Pension Plan expense in 2006, while the 401(k) changes increased the 401(k) expense.

The 2006 pension expense for substantially all of our employees and certain agents is expected to be approximately $34.6 million. This is a decrease of $14.0 million over the 2005 pension expense. This decrease is due to the reduction in the Pension Plan formulas and asset performance in excess of our 8.5% long-term assumption. Partially offsetting this was an increase attributable to the use of a lower discount rate and lower long-term asset return assumption. Approximately $8.7 million and $26.0 million of pre-tax pension expense was reflected in the determination of net income for the three and nine months ended September 30, 2006, respectively. In addition, approximately $8.6 million of pre-tax pension expense will be reflected in fourth quarter 2006. The discount rate used to develop the 2006 expense was lowered to 5.75%, from the 6.0% discount rate used to develop the 2005 expense. The long-term asset assumption was also lowered to 8.25%, from the 8.50% assumption used to develop the 2005 expense. The 2006 decrease in pension expense is expected to be offset by a $19.7 million increase in the qualified and nonqualified 401(k) Plans’ company matching expense resulting from the January 1, 2006 changes.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS 158”), on September 29, 2006. SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. This statement eliminates the ability to choose a measurement date, by requiring that plan assets and benefit obligations be measured as of the annual balance sheet date. Changes in the funded status of a defined benefit postretirement plan will be recognized in comprehensive income in the year the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the annual balance sheet date is effective for fiscal years ending after December 15, 2008. SFAS 158 is not expected to have a material impact on our consolidated financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard, which provides guidance for using fair value to measure assets and liabilities, applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires fair value measurements to be separately disclosed by level within the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are still evaluating the impact this guidance will have on our consolidated financial statements.

The SEC staff published Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), on September 13, 2006. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. Under SAB 108, registrants are required to quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material, a registrant’s prior year financial statements must be restated. SAB 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. When applying the special transition provisions, instead of restating prior period financial statements, a registrant must record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. We are still evaluating the impact this guidance will have on our consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is not expected to have a material impact on our consolidated financial statements.

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

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. We are still evaluating the impact this guidance will have on our consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees to be recognized at fair value in the financial statements. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123 and amends SFAS No. 95, Statement of Cash Flows. On April 14, 2005, the SEC approved a new rule delaying the effective date of SFAS 123R to annual periods that begin after June 15, 2005. Accordingly, we adopted SFAS 123R effective January 1, 2006, using the modified-prospective method.

The provisions of our stock awards allow approved retirees to retain all or a portion of their awards if they retire prior to the end of the required service period. SFAS 123R considers this to be a nonsubstantive service condition. Accordingly, it is appropriate to recognize compensation cost either immediately for stock awards granted to retirement eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if retirement eligibility is expected to occur during the nominal vesting period. Our approach was to follow the widespread practice of recognizing compensation cost over the explicit service period (up to the date of actual retirement). For any awards that are granted after our adoption of SFAS 123R on January 1, 2006, we recognize compensation cost through the period that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. If we had applied the nonsubstantive vesting provisions of SFAS 123R to awards granted prior to January 1, 2006, our consolidated financial statements would not have been materially impacted.

SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of financing cash flows recognized for the nine months ended September 30, 2006, for such excess tax deductions, was $5.9 million.

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Revenues:
Premiums and other considerations	$1,060.0	$943.4	$3,206.4	$2,826.4
Fees and other revenues	454.0	423.3	1,354.1	1,245.8
Net investment income	931.6	853.5	2,695.4	2,483.4
Net realized/unrealized capital gains (losses)	(6.7)	(1.8)	23.1	6.9
Total revenues	2,438.9	2,218.4	7,279.0	6,562.5
Expenses:
Benefits, claims and settlement expenses	1,426.2	1,281.3	4,227.6	3,780.1
Dividends to policyholders	73.0	73.9	217.4	219.0
Operating expenses	608.2	576.8	1,832.4	1,714.5
Total expenses	2,107.4	1,932.0	6,277.4	5,713.6
Income from continuing operations before income taxes	331.5	286.4	1,001.6	848.9
Income taxes	72.3	67.1	229.7	201.1
Income from continuing operations, net of related income taxes	259.2	219.3	771.9	647.8
Income from discontinued operations, net of related income taxes	—	0.1	—	16.0
Net income	259.2	219.4	771.9	663.8
Preferred stock dividends	8.2	9.4	24.7	9.4
Net income available to common stockholders	$251.0	$210.0	$747.2	$654.4

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Premiums and other considerations increased $116.6 million, or 12%, to $1,060.0 million for the three months ended September 30, 2006, from $943.4 million for the three months ended September 30, 2005. The increase was primarily due to a $79.7 million increase from the Life and Health Insurance segment, primarily related to increased covered medical members in our health insurance business and strong sales and stable retention in our specialty benefits business. The increase also reflected a $26.1 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in sales of payout annuities with life contingencies from our full-service payout and individual annuities business.

Fees and other revenues increased $30.7 million, or 7%, to $454.0 million for the three months ended September 30, 2006, from $423.3 million for the three months ended September 30, 2005. The increase was primarily due to a $41.8 million increase from the U.S. Asset Management and Accumulation segment primarily related to an increase in account values stemming from continued strong full-service accumulation net cash flow and strong performance in the equity markets and an increase in Principal Global Investors management fees. Partially offsetting the increase was a $4.8 million decrease in the International Asset and Accumulation segment, primarily due to a refinement of accrued fee income in Mexico in 2005.

Net investment income increased $78.1 million, or 9%, to $931.6 million for the three months ended September 30, 2006, from $853.5 million for the three months ended September 30, 2005. The increase was primarily related to an increase in average annualized yield on invested assets and cash and a $1,735.2 million, or 3%, increase in average invested assets and cash. The yield on average invested assets and cash was 6.2% for the three months ended September 30, 2006 and 5.8% for the three months ended September 30, 2005.

Net realized/unrealized capital losses increased $4.9 million to $6.7 million for the three months ended September 30, 2006, from $1.8 million for the three months ended September 30, 2005. The increase was due to mark to market losses versus gains on derivatives activities and fewer mark to market gains on certain seed money investments offset, in part, by gains versus losses on the mark to market of fixed maturity trading securities, gains versus losses on the sale of real estate, fewer losses on the sales of fixed maturity securities and gains versus losses on commercial mortgage loans.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended September 30, 2006.

	For the three months ended September 30, 2006
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(8.3)	$(5.6)	$112.7	$98.8
Fixed maturity securities, trading	—	5.5	—	5.5
Equity securities(2)	—	6.1	—	6.1
Mortgage loans on real estate(3)	(0.2)	—	—	(0.2)
Derivatives(4)	—	—	(125.7)	(125.7)
Other(5)	—	6.5	2.3	8.8
Total	$(8.5)	$12.5	$(10.7)	$(6.7)

(1)           Impairments include $2.3 million of credit impairment write-downs. Credit losses include $6.0 million in realized losses related to credit triggered sales. Other gains (losses) include $0.4 million in net gains as the result of prepayment activity, gross realized gains of $0.3 million and gross realized losses of $6.3 million. The gross realized losses of $6.3 million resulted from the sale of certain hybrid securities that had a regulatory classification change that resulted in increased capital requirements.

(2)           Other gains (losses) include $6.2 million in mark to market of net realized/unrealized gains on trading equity securities.

(3)           Impairments include a $0.5 million decrease in the commercial mortgage valuation allowance and $0.7 million in realized losses on residential mortgage loans held by our international operations.

(4)           Hedging adjustments include $109.3 million of net unrealized losses related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities.

(5)           Other gains (losses) include $2.6 million in mark to market net realized/unrealized gains on certain seed money investments.

Benefits, claims and settlement expenses increased $144.9 million, or 11%, to $1,426.2 million for the three months ended September 30, 2006, from $1,281.3 million for the three months ended September 30, 2005. The increase reflected a $72.8 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in cost of interest credited, higher benefit payments in our individual annuity business, and an increase in reserves resulting from sales of payout annuities with life contingencies. The increase was also due to a $51.3 million increase from the Life and Health Insurance segment, primarily due to growth in our specialty benefits and health businesses partially offset by reserve refinements in our health business.

Dividends to policyholders decreased $0.9 million to $73.0 million for the three months ended September 30, 2006, from $73.9 million for the three months ended September 30, 2005. The decrease was primarily due to a $1.7 million decrease from the U.S. Asset Management and Accumulation segment primarily due to a decrease in dividends for our participating pension full-service accumulation products. Partially offsetting the decrease was a $0.8 million increase from the Life and Health segment due to an increase in the individual life insurance dividend crediting rates.

Operating expenses increased $31.4 million, or 5%, to $608.2 million for the three months ended September 30, 2006, from $576.8 million for the three months ended September 30, 2005. The increase reflected a $30.6 million increase from the U.S. Asset Management and Accumulation segment, primarily due to an increase in deferred policy acquisition costs (“DPAC”) amortization and in other expenses associated with growth in average assets under management.

Income taxes increased $5.2 million, or 8%, to $72.3 million for the three months ended September 30, 2006, from $67.1 million for the three months ended September 30, 2005. The effective income tax rate was 22% for the three months ended September 30, 2006, and 23% for the three months ended September 30, 2005. The effective income tax rate for the three months ended September 30, 2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax refinements in Mexico, and interest exclusion from taxable income. The effective income tax rate for the three months ended September 30, 2005, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits on our investment in a synthetic fuel production facility, and interest exclusion from taxable income.

As a result of the foregoing factors and the inclusion of income from discontinued operations for 2005, net of related income taxes, net income increased $39.8 million, or 18%, to $259.2 million for the three months ended September 30, 2006, from $219.4 million for the three months ended September 30, 2005. The income from discontinued operations for the three months ended September 30, 2005, was related to gains on sales and operating revenues of real estate properties that qualify for discontinued operations treatment under SFAS 144 partially offset by a loss from discontinued operations for Principal Residential Mortgage, Inc.

Preferred stock dividends decreased $1.2 million, or 13%, to $8.2 million for the three months ended September 30, 2006, from $9.4 million for the three months ended September 30, 2005. Since the preferred stock was issued in June 2005 and the initial dividend was declared in September 2005, the prior year dividend earnings period was longer compared to 2006.

Net income available to common stockholders increased $41.0 million, or 20%, to $251.0 million for the three months ended September 30, 2006, from $210.0 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Premiums and other considerations increased $380.0 million, or 13%, to $3,206.4 million for the nine months ended September 30, 2006, from $2,826.4 million for the nine months ended September 30, 2005. The increase was primarily due to a $251.3 million increase from the Life and Health Insurance segment, primarily related to increased covered medical members in our health insurance business and strong sales and stable retention in our specialty benefits business. The increase also reflected a $132.9 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in premiums from single premium group annuities with life contingencies, which are typically used to fund defined benefit pension plan terminations, and sales of payout annuities with life contingencies.

Fees and other revenues increased $108.3 million, or 9%, to $1,354.1 million for the nine months ended September 30, 2006, from $1,245.8 million for the nine months ended September 30, 2005. The increase was primarily due to a $114.7 million increase from the U.S. Asset Management and Accumulation segment primarily related to an increase in account values stemming from continued strong full-service accumulation net cash flow and strong performance in the equity markets and an increase in Principal Global Investors management fees.

Net investment income increased $212.0 million, or 9%, to $2,695.4 million for the nine months ended September 30, 2006, from $2,483.4 million for the nine months ended September 30, 2005. The increase was primarily related to a $2,400.1 million, or 4%, increase in average invested assets and cash and an increase in average annualized yield on invested assets and cash. The yield on average invested assets and cash was 6.0% for the nine months ended September 30, 2006 and 5.7% for the nine months ended September 30, 2005.

Net realized/unrealized capital gains increased $16.2 million to $23.1 million for the nine months ended September 30, 2006, from $6.9 million for the nine months ended September 30, 2005. The increase is due to the gain on the sale of stock of an equity method investment, fewer losses on the mark to market adjustment related to derivative activities, a software impairment in 2005 with no corresponding activity in 2006, more gains as the result of the mark to market of certain seed money investments, and fewer losses on credit triggered bond sales. Offsetting these increases were more other than temporary declines in the value of fixed maturity securities resulting from the determination that we no longer have the ability and intent to hold these securities until recovery due to our need to fund the announced acquisition of WM Advisors and a large recovery of previously impaired securities as the result of a litigation settlement that occurred in 2005.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the nine months ended September 30, 2006.

	For the nine months ended September 30, 2006
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(37.9)	$(0.9)	$(19.7)	$(58.5)
Fixed maturity securities, trading	—	(1.4)	—	(1.4)
Equity securities(2)	—	10.6	—	10.6
Mortgage loans on real estate(3)	0.6	—	—	0.6
Derivatives(4)	—	—	16.6	16.6
Other(5)	—	63.2	(8.0)	55.2
Total	$(37.3)	$71.5	$(11.1)	$23.1

(1)           Impairments include $11.0 million of credit impairment write-downs and $3.0 million in realized credit recoveries on the sale of previously impaired assets. As the result of the need to fund our recently announced acquisition of WM Advisors, impairments also include $16.0 million of write-downs that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value. Credit losses include $0.2 million in realized gains and $14.1 million in realized losses related to credit triggered sales. Other gains (losses) include $3.4 million in net gains as the result of prepayment activity, gross realized gains of $4.1 million and gross realized losses of $8.4 million. Included in the gross realized losses of $8.4 million is $6.3 million that resulted from the sale of certain hybrid securities that had a regulatory classification change that resulted in increased capital requirements.

(2)           Other gains (losses) include $10.3 million in mark to market of net realized/unrealized gains on trading equity securities.

(3)           Impairments include $2.5 million in realized losses due to the sale of commercial mortgage loans, $3.6 million in realized recoveries on the sale of previously impaired commercial mortgage loans, a $1.3 million decrease in the commercial mortgage valuation allowance, and $1.8 million in realized losses on residential mortgage loans held by our international operations.

(4)           Hedging adjustments include $23.2 million of net unrealized gains related to mark to market adjustments on derivatives used in fair value hedges of fixed maturity securities.

(5)           Other gains (losses) include a $44.3 million realized gain on the sale of stock of an equity method investment and $13.0 million in mark to market net realized/unrealized gains on certain seed money investments.

Benefits, claims and settlement expenses increased $447.5 million, or 12%, to $4,227.6 million for the nine months ended September 30, 2006, from $3,780.1 million for the nine months ended September 30, 2005. The increase was due to a $213.8 million increase from the Life and Health Insurance segment, primarily due to growth in our specialty benefits and health businesses. The increase also reflected a $213.0 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting the increase in reserves resulting from an increase in sales of single premium group annuities with life contingencies and sales of payout annuities with life contingencies.

Dividends to policyholders decreased $1.6 million to $217.4 million for the nine months ended September 30, 2006, from $219.0 million for the nine months ended September 30, 2005. The decrease was primarily due to a $4.1 million decrease in dividends for our participating pension full-service accumulation products. Partially offsetting the decrease was a $2.5 million increase in dividends for our Life and Health segment primarily due to an increase in the individual life insurance dividend crediting rates.

Operating expenses increased $117.9 million, or 7%, to $1,832.4 million for the nine months ended September 30, 2006, from $1,714.5 million for the nine months ended September 30, 2005. The increase reflected a $82.1 million increase from the U.S. Asset Management and Accumulation segment, primarily due to an increase in DPAC amortization and other expenses associated with growth in average assets under management. The increase was also due to a $31.4 million increase from the Life and Health Insurance segment, primarily due to growth in the specialty benefits and insured medical businesses, partially offset by a decrease in individual life insurance expenses due to lower DPAC amortization related to worse claims experience and lower sales and unusually high expenses in 2005 related to a change in the estimate of future reinsurance benefits.

Income taxes increased $28.6 million, or 14%, to $229.7 million for the nine months ended September 30, 2006, from $201.1 million for the nine months ended September 30, 2005. The effective income tax rate was 23% for the nine months ended September 30, 2006, and 24% for the nine months ended September 30, 2005. The effective income tax rate for the nine months ended September 30, 2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, a favorable court ruling on a contested IRS issue for 1991 and later years, and interest exclusion from taxable income. The effective income tax rate for the nine months ended September 30, 2005, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits on our investment in a synthetic fuel production facility and interest exclusion from taxable income.

As a result of the foregoing factors and the inclusion of income from discontinued operations for 2005, net of related income taxes, net income increased $108.1 million, or 16%, to $771.9 million for the nine months ended September 30, 2006, from $663.8 million for the nine months ended September 30, 2005. The income from discontinued operations for the nine months ended September 30, 2005, was related to gains on sales and operating revenues of real estate properties that qualify for discontinued operations treatment under SFAS 144 partially offset by a loss from discontinued operations for Principal Residential Mortgage, Inc.

Preferred stock dividends increased $15.3 million to $24.7 million for the nine months ended September 30, 2006, from $9.4 million for the nine months ended September 30, 2005. The preferred stock dividends were a result of issuing preferred stock in June 2005.

Net income available to common stockholders increased $92.8 million, or 14%, to $747.2 million for the nine months ended September 30, 2006, from $654.4 million for the nine months ended September 30, 2005.

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

The following table presents segment information as of or for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating revenues by segment
U.S. Asset Management and Accumulation	$1,100.0	$975.4	$3,266.0	$2,903.8
International Asset Management and Accumulation	169.2	148.4	476.8	439.4
Life and Health Insurance	1,183.4	1,106.1	3,526.1	3,264.2
Corporate and Other(1)	(7.6)	(8.0)	(13.5)	(46.1)
Total segment operating revenues	2,445.0	2,221.9	7,255.4	6,561.3
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	(6.1)	(3.2)	23.6	3.4
Subtract:
Operating revenues from discontinued real estate investments	—	0.3	—	2.2
Total revenue per consolidated statements of operations	$2,438.9	$2,218.4	$7,279.0	$6,562.5

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$157.4	$133.3	$466.4	$402.4
International Asset Management and Accumulation	23.2	19.7	56.9	48.3
Life and Health Insurance	82.0	65.4	217.6	211.2
Corporate and Other	(7.9)	(4.1)	(20.8)	(17.4)
Total segment operating earnings, net of related income taxes	254.7	214.3	720.1	644.5
Net realized/unrealized capital gains (losses), as adjusted(2)	(3.7)	(4.2)	8.3	(4.7)
Other after-tax adjustments(3)	—	(0.1)	18.8	14.6
Net income available to common stockholders per consolidated statements of operations	$251.0	$210.0	$747.2	$654.4

	September 30, 2006	December 31, 2005
	(in millions)
Assets by segment:
U.S. Asset Management and Accumulation(4)	$111,800.2	$103,506.1
International Asset Management and Accumulation	7,648.2	6,856.2
Life and Health Insurance	14,285.2	14,080.2
Corporate and Other(5)	2,432.0	2,592.9
Total consolidated assets	$136,165.6	$127,035.4

(1)           Includes inter-segment eliminations primarily related to internal investment management fee revenues and commission fee revenues paid to U.S. Asset Management and Accumulation agents for selling Life and Health Insurance segment insurance products.

(2)           In addition to sales activity and other than temporary impairments, net realized/unrealized capital gains (losses) include unrealized gains (losses) on mark to market changes in certain seed money investments and investments classified as trading securities, as well as unrealized gains (losses) on certain derivatives. Net realized/unrealized capital gains (losses), as adjusted, are net of income taxes, net realized capital gains and losses distributed, minority interest capital gains and losses, related changes in the amortization pattern of deferred policy acquisition and sales inducement costs, recognition of front-end fee revenues for sales charges on retirement products and services and certain market value adjustments to fee revenues.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Net realized/unrealized capital gains (losses)	$(6.7)	$(1.8)	$23.1	$6.9
Certain market value adjustments to fee revenues	0.1	(0.4)	(1.1)	(4.3)
Recognition of front-end fee revenues	0.5	(1.0)	1.6	0.8
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(6.1)	(3.2)	23.6	3.4
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	5.1	3.6	3.9	(0.3)
Capital gains distributed	(2.2)	(2.6)	(5.8)	(3.8)
Minority interest capital gains	(3.0)	(2.0)	(4.8)	(2.2)
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs and sales inducement costs, capital gains distributed, and minority interest capital gains	(6.2)	(4.2)	16.9	(2.9)
Income tax effect	2.5	—	(8.6)	(1.8)
Net realized/unrealized capital gains (losses), as adjusted	$(3.7)	$(4.2)	$8.3	$(4.7)

(3)           For the three months ended September 30, 2005, other after-tax adjustments of $(0.1) million included the negative effect of a loss from discontinued operations of Principal Residential Mortgage, Inc. ($7.7 million) and the positive effect of gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144 ($7.6 million).

For the nine months ended September 30, 2006, other after-tax adjustments of $18.8 million included the positive effect of a favorable court ruling on a contested IRS issue for 1991 and later years.

For the nine months ended September 30, 2005, other after-tax adjustments of $14.6 million include the positive effect of gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144 ($22.3 million) and the negative effect of a loss from discontinued operations of Principal Residential Mortgage, Inc. ($7.7 million).

(4)           U.S. Asset Management and Accumulation separate account assets include shares of the Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $731.5 million and $726.6 million at September 30, 2006 and December 31, 2005, respectively. Changes in the fair value of the separate account are reflected in both separate account assets and separate account liabilities.

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

U.S. Asset Management and Accumulation Segment

U.S. Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$96.2	$70.1	$335.7	$202.8
Fees and other revenues	334.6	294.8	985.6	874.9
Net investment income	669.2	610.5	1,944.7	1,826.1
Total operating revenues	1,100.0	975.4	3,266.0	2,903.8
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	594.9	523.9	1,762.0	1,553.0
Operating expenses	301.4	275.5	903.7	825.6
Total expenses	896.3	799.4	2,665.7	2,378.6
Operating earnings before income taxes	203.7	176.0	600.3	525.2
Income taxes	46.3	42.7	133.9	122.8
Operating earnings	157.4	133.3	466.4	402.4
Net realized/unrealized capital losses, as adjusted	(14.0)	(12.3)	(18.5)	(12.4)

U.S. GAAP Reported:
Net income available to common stockholders	$143.4	$121.0	$447.9	$390.0

(1)           Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Premiums and other considerations increased $26.1 million, or 37%, to $96.2 million for the three months ended September 30, 2006, from $70.1 million for the three months ended September 30, 2005. The increase primarily resulted from a $14.2 million increase in full-service payout sales of annuities with life contingencies. In addition, individual payout annuity premiums and other considerations increased $11.9 million primarily due to increased sales from certain distribution channels.

Fees and other revenues increased $39.8 million, or 14%, to $334.6 million for the three months ended September 30, 2006, from $294.8 million for the three months ended September 30, 2005. Full-service accumulation fees and other revenues increased $18.6 million primarily due to an increase in account values stemming from continued strong net cash flow and strong performance in the equity markets. In addition, Principal Global Investors fees and other revenues increased $7.8 million primarily due to continued growth in management fees related to our real estate, fixed income and equity businesses. Furthermore, mutual fund fees and other revenue increased $7.7 million primarily due to an increase in management fees stemming from an increase in average assets under management.

Net investment income increased $58.7 million, or 10%, to $669.2 million for the three months ended September 30, 2006, from $610.5 million for the three months ended September 30, 2005. The increase reflects a $1,682.1 million, or 4%, increase in average invested assets and cash for the segment and an increase in the average annualized yield on invested assets and cash, which was 5.9% for the three months ended September 30, 2006 and 5.6% for the three months ended September 30, 2005.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $71.0 million, or 14%, to $594.9 million for the three months ended September 30, 2006, from $523.9 million for the three months ended September 30, 2005. The increase primarily resulted from a $26.2 million increase in our individual annuity business due to several factors, including an increase in cost of interest credited, higher benefit payments, and an increase in reserves stemming from an increase in sales related to our payout annuities with life contingencies. In addition, investment only benefits, claims and settlement expenses increased $20.6 million primarily due to an increase in cost of interest credited on this block of business resulting from an increase in account values. Furthermore, full-service payout benefits, claims and settlement expenses increased $17.6 million primarily due to increased sales of payout annuities with life contingencies.

Operating expenses increased $25.9 million, or 9%, to $301.4 million for the three months ended September 30, 2006, from $275.5 million for the three months ended September 30, 2005. The increase primarily resulted from a $7.6 million increase in full-service accumulation operating expenses due to an increase in DPAC amortization and staff related costs. Furthermore, Principal Global Investors operating expenses increased $6.5 million primarily due to an increase in expenses associated with growth in average assets under management and to a lesser extent the fact that expenses associated with the origination of securitized mortgages are now expensed rather than deferred and recognized as a reduction in securitization revenue, as was the case prior to the U.S. Bank joint venture. In addition, individual annuity operating expenses increased $4.1 million primarily due to an increase in DPAC amortization related to the normal growth in the block of business. Also, investment only operating expenses increased $3.4 million primarily due to an increase in non-deferred costs.

Income taxes increased $3.6 million, or 8%, to $46.3 million for the three months ended September 30, 2006, from $42.7 million for the three months ended September 30, 2005. The effective income tax rates for this segment were 23% and 24% for the three months ended September 30, 2006 and 2005, respectively. The effective income tax rates for the three months ended September 30, 2006 and 2005, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $24.1 million, or 18%, to $157.4 million for the three months ended September 30, 2006, from $133.3 million for the three months ended September 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $1.7 million, or 14%, to $14.0 million for the three months ended September 30, 2006, from $12.3 million for the three months ended September 30, 2005. The increase is due to market losses versus market gains related to hedging activities offset in part by fewer other than temporary declines in the values of fixed maturity securities and fewer losses generated as the result of sale and call activity of fixed maturity securities.

As a result of the foregoing factors for the three months ended September 30, 2006, net income available to common stockholders increased $22.4 million, or 19%, to $143.4 million from $121.0 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Premiums and other considerations increased $132.9 million, or 66%, to $335.7 million for the nine months ended September 30, 2006, from $202.8 million for the nine months ended September 30, 2005. The increase primarily resulted from a $105.2 million increase in full-service payout sales of single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations, and increased sales of payout annuities with life contingencies. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales. In addition, individual payout annuity premiums and other considerations increased $27.7 million due to increased sales from certain distribution channels.

Fees and other revenues increased $110.7 million, or 13%, to $985.6 million for the nine months ended September 30, 2006, from $874.9 million for the nine months ended September 30, 2005. Full-service accumulation fees and other revenues increased $65.4 million primarily due to an increase in account values stemming from continued strong net cash flow and strong performance in the equity markets. Furthermore, mutual fund fees and other revenue increased $23.9 million primarily due to an increase in management fees stemming from an increase in average assets under management. In addition, Principal Global Investors fees and other revenues increased $20.7 million primarily due to an increase in management fees related to our real estate, fixed income and equity businesses.

Net investment income increased $118.6 million, or 6%, to $1,944.7 million for the nine months ended September 30, 2006, from $1,826.1 million for the nine months ended September 30, 2005. The increase reflects a $1,889.9 million, or 4%, increase in average invested assets and cash for the segment and an increase in the average annualized yield on invested assets and cash, which was 5.8% for the nine months ended September 30, 2006 and 5.7% for the nine months ended September 30, 2005.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $209.0 million, or 13%, to $1,762.0 million for the nine months ended September 30, 2006, from $1,553.0 million for the nine months ended September 30, 2005. The increase primarily resulted from a $107.1 million increase in our full-service payout business as a result of increased sales of single premium group annuities and payout annuities with life contingencies. Also contributing to the increase was a $54.8 million increase in our individual annuity business due to several factors, including an increase in cost of interest credited, higher benefit payments, and an increase in reserves stemming from an increase in sales related to our life payout annuity business. In addition, investment only benefits, claims and settlement expenses increased $45.7 million primarily due to an increase in cost of interest credited on this block of business resulting from an increase in account values.

Operating expenses increased $78.1 million, or 9%, to $903.7 million for the nine months ended September 30, 2006, from $825.6 million for the nine months ended September 30, 2005. The increase primarily resulted from a $45.9 million increase in full-service accumulation operating expenses due to an increase in DPAC amortization, staff related costs and non-deferred sales compensation costs. Furthermore, Principal Global Investors operating expenses increased $14.5 million primarily due to an increase in expenses associated with growth in average assets under management and to a lesser extent the fact that expenses associated with the origination of securitized mortgages are now expensed rather than deferred and recognized as a reduction in securitization revenue, as was the case prior to the U.S. Bank joint venture. In addition, individual annuity operating expenses increased $12.5 million primarily due to an increase in DPAC amortization related to the normal growth in the block of business.

Income taxes increased $11.1 million, or 9%, to $133.9 million for the nine months ended September 30, 2006, from $122.8 million for the nine months ended September 30, 2005. The effective income tax rates for this segment were 22% and 23% for the nine months ended September 30, 2006 and 2005, respectively. The effective income tax rates for the nine months ended September 30, 2006 and 2005, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $64.0 million, or 16%, to $466.4 million for the nine months ended September 30, 2006, from $402.4 million for the nine months ended September 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $6.1 million, or 49%, to $18.5 million for the nine months ended September 30, 2006, from $12.4 million for the nine months ended September 30, 2005. The increase was due to a large recovery of previously impaired securities as the result of a litigation settlement that occurred in 2005 offset, in part, by fewer mark to market losses related to hedging activities, fewer other than temporary declines in the value of fixed maturity securities, and gains versus losses on commercial mortgages.

As a result of the foregoing factors for the nine months ended September 30, 2006, net income available to common stockholders increased $57.9 million, or 15%, to $447.9 million from $390.0 million for the nine months ended September 30, 2005.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$57.0	$46.1	$188.3	$192.5
Fees and other revenues	29.3	34.1	85.0	80.8
Net investment income	82.9	68.2	203.5	166.1
Total operating revenues	169.2	148.4	476.8	439.4
Expenses:
Benefits, claims and settlement expenses	114.0	93.2	320.1	298.8
Operating expenses	39.8	32.3	102.3	84.2
Total expenses	153.8	125.5	422.4	383.0
Operating earnings before income taxes	15.4	22.9	54.4	56.4
Income taxes (benefits)	(7.8)	3.2	(2.5)	8.1
Operating earnings	23.2	19.7	56.9	48.3
Net realized/unrealized capital gains (losses), as adjusted	2.5	8.4	(1.4)	7.7

U.S. GAAP Reported:
Net income available to common stockholders	$25.7	$28.1	$55.5	$56.0

(1)           Excludes net realized/unrealized capital gains (losses).

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Premiums and other considerations increased $10.9 million, or 24%, to $57.0 million for the three months ended September 30, 2006, from $46.1 million for the three months ended September 30, 2005. An increase of $12.6 million in Chile is due to increased sales of single premium annuities with life contingencies. Partially offsetting the increase was a decrease of $2.4 million in Mexico due to decreased sales of single premium annuities with life contingencies.

Fees and other revenues decreased $4.8 million, or 14%, to $29.3 million for the three months ended September 30, 2006, from $34.1 million for the three months ended September 30, 2005. The decrease is primarily due to a $6.0 million refinement of accrued fee income in Mexico in 2005. Partially offsetting the decrease is an increase of $1.1 million in India due to an increase in fees from PNB Principal Insurance Advisory Company Pvt. Ltd (“PPIAC”) and an increase in fees from growth in assets under management.

Net investment income increased $14.7 million, or 22%, to $82.9 million for the three months ended September 30, 2006, from $68.2 million for the three months ended September 30, 2005. The increase was primarily due to an increase of $262.4 million, or 10%, in average invested assets and cash, excluding our equity method investments. Additionally, the increase was due to an increase in annualized yield on average invested assets and cash, excluding our equity method investments, which was 10.1% for the three months ended September 30, 2006, compared to 9.4% for the three months ended September 30, 2005. Furthermore, the increase was due to strengthening of the Chilean peso and Brazilian real versus the U.S. dollar.

Benefits, claims and settlement expenses increased $20.8 million, or 22%, to $114.0 million for the three months ended September 30, 2006, from $93.2 million for the three months ended September 30, 2005. An increase of $18.4 million in Chile was primarily due to higher change in reserves due to an increase in sales of single premium annuities with life contingencies as well as higher interest credited to customers in 2006.

Operating expenses increased $7.5 million, or 23%, to $39.8 million for the three months ended September 30, 2006, from $32.3 million for the three months ended September 30, 2005. An increase of $4.1 million in Mexico was primarily due to increased amortization related to a refinement of present value of future profits (“PVFP”) in 2006. An increase of $1.1 million in India was due to higher compensation and occupancy costs in the mutual fund business and PPIAC. An increase of $0.9 million in Hong Kong was due to increased compensation costs coupled with DPAC unlocking in 2006.

Income tax benefits increased $11.0 million to $7.8 million for the three months ended September 30, 2006, from $3.2 million of income taxes for the three months ended September 30, 2005. The increase is primarily due to tax refinements in Mexico.

As a result of the foregoing factors, operating earnings increased $3.5 million, or 18%, to $23.2 million for the three months ended September 30, 2006, from $19.7 million for the three months ended September 30, 2005.

Net realized/unrealized capital gains, as adjusted, decreased $5.9 million, or 70%, to $2.5 million for the three months ended September 30, 2006 from $8.4 million for the three months ended September 30, 2005. The decrease was primarily related to a $7.6 million decrease in Chile due to lower mark-to-market gains on derivatives in 2006 that are held to more effectively match the invested asset portfolio to our policyholder liability risks. Partially offsetting the decrease is an increase of $0.9 million in Mexico due to higher realized gains on our invested asset portfolio.

As a result of the foregoing factors, net income available to common stockholders decreased $2.4 million, or 9%, to $25.7 million for the three months ended September 30, 2006, from $28.1 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Premiums and other considerations decreased $4.2 million, or 2%, to $188.3 million for the nine months ended September 30, 2006, from $192.5 million for the nine months ended September 30, 2005. A decrease of $16.0 million in Chile and Mexico due to decreased sales of single premium annuities with life contingencies was partially offset by an increase of $11.7 million due to the strengthening of the Chilean peso versus the U.S. dollar.

Fees and other revenues increased $4.2 million, or 5%, to $85.0 million for the nine months ended September 30, 2006, from $80.8 million for the nine months ended September 30, 2005. An increase of $4.1 million in India was primarily a result of an increase in fees from PPIAC, along with an increase in fees caused by growth in assets under management.

Net investment income increased $37.4 million, or 23%, to $203.5 million for the nine months ended September 30, 2006, from $166.1 million for the nine months ended September 30, 2005. The increase was primarily due to strengthening of the Chilean peso and Brazilian real versus the U.S. dollar. In addition, the increase was due to an increase of $342.9 million, or 13%, in average invested assets and cash, excluding our equity method investments. Furthermore, the increase was due to higher earnings from our equity method investments.

Benefits, claims and settlement expenses increased $21.3 million, or 7%, to $320.1 million for the nine months ended September 30, 2006, from $298.8 million for the nine months ended September 30, 2005. An increase of $19.3 million is due to the strengthening of the Chilean peso versus the U.S. dollar. An increase in Chile of $6.0 million is primarily due to higher interest credited to customers partially offset by a decrease in reserves due to decreased sales of single premium annuities with life contingencies. The increase in benefits, claims, and settlement expenses is partially offset by $3.8 million decrease in reserves in Mexico as a result of decreased sales of single premium annuities with life contingencies.

Operating expenses increased $18.1 million, or 21%, to $102.3 million for the nine months ended September 30, 2006, from $84.2 million for the nine months ended September 30, 2005. An increase of $6.4 million in Mexico was primarily due to increased amortization related to a refinement of PVFP, higher distribution expenses, professional fees expenses and sales compensation in 2006. An increase of $4.1 million in India was due to higher compensation costs in the mutual fund business and PPIAC. In addition, an increase of $2.2 million in Hong Kong was due to increased incentive compensation costs, commission expenses, and occupancy costs coupled with the impact of DPAC unlocking in 2006.

Income tax benefits increased $10.6 million to $2.5 million for the nine months ended September 30, 2006, from $8.1 million of income taxes for the nine months ended September 30, 2005. The increase is primarily due to tax refinements in Mexico. The increase was partially offset by a tax benefit recorded in 2005 as the result of applying a favorable provision in the American Jobs Creation Act to the 2005 dividend from Mexico.

As a result of the foregoing factors, operating earnings increased $8.6 million, or 18%, to $56.9 million for the nine months ended September 30, 2006, from $48.3 million for the nine months ended September 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $9.1 million to $1.4 million for the nine months ended September 30, 2006, from $7.7 million of net realized/unrealized capital gains for the nine months ended September 30, 2005. The increase was primarily due to a $9.6 million increase in Chile due to mark-to-market losses in 2006 on derivatives that are held to more effectively match the invested asset portfolio to our policyholder liability risks.

As a result of the foregoing factors, net income available to common stockholders decreased $0.5 million, or 1%, to $55.5 million for the nine months ended September 30, 2006, from $56.0 million for the nine months ended September 30, 2005.

Life and Health Insurance Segment

Life and Health Insurance Segment Summary Financial Data

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$905.6	$825.9	$2,678.6	$2,427.3
Fees and other revenues	106.7	111.3	331.5	333.9
Net investment income	171.1	168.9	516.0	503.0
Total operating revenues	1,183.4	1,106.1	3,526.1	3,264.2
Expenses:
Benefits, claims and settlement expenses	719.9	668.6	2,151.8	1,938.0
Dividends to policyholders	72.6	71.8	217.5	215.0
Operating expenses	267.8	267.0	829.2	792.6
Total expenses	1,060.3	1,007.4	3,198.5	2,945.6
Operating earnings before income taxes	123.1	98.7	327.6	318.6
Income taxes	41.1	33.3	110.0	107.4
Operating earnings	82.0	65.4	217.6	211.2
Net realized/unrealized capital gains (losses), as adjusted	0.9	(2.9)	(4.1)	(2.4)

U.S. GAAP Reported:
Net income available to common stockholders	$82.9	$62.5	$213.5	$208.8

(1)           Excludes net realized/unrealized capital gains (losses).

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Premiums and other considerations increased $79.7 million, or 10%, to $905.6 million for the three months ended September 30, 2006, from $825.9 million for the three months ended September 30, 2005. Health insurance premiums increased $46.8 million, primarily from increased covered medical members and higher premium per member. In addition, specialty benefits insurance premiums increased $45.5 million, primarily due to strong sales and stable retention.

Fees and other revenues decreased $4.6 million, or 4%, to $106.7 million for the three months ended September 30, 2006, from $111.3 million for the three months ended September 30, 2005. Fee revenues from our health insurance business decreased $3.9 million, primarily due to a decrease in fee-for-service medical members.

Net investment income increased $2.2 million, or 1%, to $171.1 million for the three months ended September 30, 2006, from $168.9 million for the three months ended September 30, 2005. The increase primarily relates to an increase in the average annualized yield on invested assets and cash. The average annualized yield on invested assets and cash was 6.4% for the three months ended September 30, 2006, compared to 6.2% for the three months ended September 30, 2005. Partially offsetting the increase was a $216.9 million, or 2%, decrease in average invested assets and cash for the segment.

Benefits, claims and settlement expenses increased $51.3 million, or 8%, to $719.9 million for the three months ended September 30, 2006, from $668.6 million for the three months ended September 30, 2005. Despite lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $28.6 million, primarily due to growth in the business. Health insurance benefits, claims and settlement expenses increased $19.4 million primarily due to growth in the business partially offset by reserve refinements.

Dividends to policyholders increased $0.8 million, or 1%, to $72.6 million for the three months ended September 30, 2006, from $71.8 million for the three months ended September 30, 2005. The increase is primarily related to an increase in the individual life insurance dividend crediting rates.

Operating expenses increased $0.8 million to $267.8 million for the three months ended September 30, 2006, from $267.0 million for the three months ended September 30, 2005. Specialty benefits insurance operating expenses increased $11.1 million due to growth in the business. Health insurance operating expenses increased $4.7 million, primarily due to growth in the insured medical business. Partially offsetting the increases was a $13.6 million decrease in individual life insurance operating expenses due to DPAC unlocking for the individual universal and variable universal businesses and additional reductions in DPAC amortization resulting from higher claims and lower sales.

Income taxes increased $7.8 million, or 23%, to $41.1 million for the three months ended September 30, 2006, from $33.3 million for the three months ended September 30, 2005. The effective income tax rate for the segment was 33% for the three months ended September 30, 2006 and 34% for the three months ended September 30, 2005. The effective income tax rates for the three months ended September 30, 2006 and 2005, were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

As a result of the foregoing factors, operating earnings increased $16.6 million, or 25%, to $82.0 million for the three months ended September 30, 2006, from $65.4 million for the three months ended September 30, 2005.

Net realized/unrealized capital gains, as adjusted, increased $3.8 million to $0.9 million of net realized/unrealized capital gains for the three months ended September 30, 2006, from $2.9 million of net realized/unrealized capital losses for the three months ended September 30, 2005. The increase was primarily due to DPAC amortization related to losses on invested assets.

As a result of the foregoing factors, net income available to common stockholders increased $20.4 million, or 33%, to $82.9 million for the three months ended September 30, 2006, from $62.5 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Premiums and other considerations increased $251.3 million, or 10%, to $2,678.6 million for the nine months ended September 30, 2006, from $2,427.3 million for the nine months ended September 30, 2005. Health insurance premiums increased $144.0 million, primarily due to increased covered medical members and higher premium per member. In addition, specialty benefits insurance premiums increased $137.1 million, primarily due to strong sales and steady retention.

Fees and other revenues decreased $2.4 million, or 1%, to $331.5 million for the nine months ended September 30, 2006, from $333.9 million for the nine months ended September 30, 2005. Health insurance fees and other revenues decreased $4.9 million primarily due to a decrease in fee-for-service medical members. In addition, specialty benefits fees and other revenues decreased $1.4 million due to lower dental fees resulting from the sale of the dental offices in June 2006. Partially offsetting the decreases was a $5.3 million increase from our individual life insurance business primarily due to growth in our fee-based universal and variable universal life insurance business.

Net investment income increased $13.0 million, or 3%, to $516.0 million for the nine months ended September 30, 2006, from $503.0 million for the nine months ended September 30, 2005. The increase primarily relates to a $221.0 million, or 2% increase in average invested assets and cash and an increase in the average annualized yield on invested assets and cash for the segment. The average annualized yield on invested assets and cash was 6.3% for the nine months ended September 30, 2006, compared to 6.2% for the nine months ended September 30, 2005.

Benefits, claims and settlement expenses increased $213.8 million, or 11%, to $2,151.8 million for the nine months ended September 30, 2006, from $1,938.0 million for the nine months ended September 30, 2005. Health insurance benefits, claims and settlement expenses increased $112.7 million primarily due to growth in the block of business and higher claim costs per member. Despite lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $80.6 million, primarily due to growth in the business.

Dividends to policyholders increased $2.5 million, or 1%, to $217.5 million for the nine months ended September 30, 2006, from $215.0 million for the nine months ended September 30, 2005. The increase is primarily related to an increase in the individual life insurance dividend crediting rates.

Operating expenses increased $36.6 million, or 5%, to $829.2 million for the nine months ended September 30, 2006, from $792.6 million for the nine months ended September 30, 2005. Specialty benefits insurance operating expenses increased $36.9 million due to growth in the business. Health insurance operating expenses increased $22.4 million, primarily due to growth in the insured medical business. Partially offsetting the increases was a $21.3 million decrease in individual life insurance operating expenses due to lower DPAC amortization related to worse claims experience and lower sales and unusually high expenses in 2005 related to a change in the estimate of future reinsurance benefits.

Income taxes increased $2.6 million, or 2%, to $110.0 million for the nine months ended September 30, 2006, from $107.4 million for the nine months ended September 30, 2005. The effective income tax rate for the segment was 34% for the nine months ended September 30, 2006 and 2005. The effective income tax rates for the nine months ended September 30, 2006 and 2005, were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

As a result of the foregoing factors, operating earnings increased $6.4 million, or 3%, to $217.6 million for the nine months ended September 30, 2006, from $211.2 million for the nine months ended September 30, 2005.

Net realized/unrealized capital losses, as adjusted, increased $1.7 million, or 71%, to $4.1 million for the nine months ended September 30, 2006, from $2.4 million for the nine months ended September 30, 2005. The increase was primarily due to a large recovery of previously impaired securities received in 2005 as the result of a litigation settlement and increased impairments in 2006 as the result of a change in our ability and intent to hold certain fixed maturity securities until recovery due to the need to fund our recently announced acquisition of WM Advisors. These increases were partially offset by a software impairment in 2005 with no corresponding activity in 2006, increased DPAC amortization associated with losses on invested assets and fewer losses on the sale and call activity of fixed maturity securities.

As a result of the foregoing factors, net income available to common stockholders increased $4.7 million, or 2%, to $213.5 million for the nine months ended September 30, 2006, from $208.8 million for the nine months ended September 30, 2005.

Corporate and and Other Segment

Corporate and Other Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Total operating revenues	$(7.6)	$(8.0)	$(13.5)	$(46.1)
Expenses:
Total expenses	(3.1)	(1.3)	(6.5)	0.1
Operating loss before income taxes	(4.5)	(6.7)	(7.0)	(46.2)
Income tax benefits	(4.8)	(12.0)	(10.9)	(38.2)
Preferred stock dividends	8.2	9.4	24.7	9.4
Operating loss	(7.9)	(4.1)	(20.8)	(17.4)
Net realized/unrealized capital gains, as adjusted	6.9	2.6	32.3	2.4
Other after-tax adjustments	—	7.6	18.8	22.3

U.S. GAAP Reported:
Net income (loss) available to common stockholders	$(1.0)	$6.1	$30.3	$7.3

(1)           Excludes net realized/unrealized capital gains.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Total operating revenues increased $0.4 million, or 5%, to negative $7.6 million for the three months ended September 30, 2006, from negative $8.0 million for the three months ended September 30, 2005. Net investment income increased $0.7 million primarily due to a decrease in investment expenses related to a significant variable interest in a coal-based synthetic fuel production facility, largely offset by a decrease in average annualized investment yields for the segment. The decrease in investment expense from the synthetic fuel investment largely corresponds to an increase in income taxes due to fewer estimated tax credits generated from fuel production.

Total expense decreased $1.8 million to a negative $3.1 million for the three months ended September 30, 2006, from a negative $1.3 million for the three months ended September 30, 2005. The decrease in total expenses was primarily the result of a $9.0 million decrease in interest related to federal income tax audit activities. Partially offsetting the decrease in total expenses is a $4.3 million increase in corporate funded initiatives as well as a $3.2 million increase in interest expense related to the issuance of corporate debt.

Income tax benefits decreased $7.2 million, or 60%, to $4.8 million for the three months ended September 30, 2006, from $12.0 million for the three months ended September 30, 2005. The decrease was primarily due to fewer estimated tax credits from our investment in a synthetic fuel production facility.

Preferred stock dividends decreased $1.2 million, or 13%, to $8.2 million for the three months ended September 30, 2006, from $9.4 million for the three months ended September 30, 2005. Since the preferred stock was issued in June 2005 and the initial dividend was declared in September 2005, the prior year dividend earnings period was longer compared to 2006.

As a result of the foregoing factors, operating loss increased $3.8 million, or 93%, to $7.9 million for the three months ended September 30, 2006, from $4.1 million for the three months ended September 30, 2005.

Net realized/unrealized capital gains, as adjusted, increased $4.3 million to $6.9 million for the three months ended September 30, 2006, from $2.6 million for the three months ended September 30, 2005. The increase was due to increased gains on sales of invested assets.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net loss available to common stockholders increased $7.1 million to $1.0 million for the three months ended September 30, 2006, from $6.1 million of net income available to common stockholders for the three months ended September 30, 2005. For the three months ended September 30, 2005, net income included the positive effect of other after-tax adjustments totaling $7.6 million due to a gain on sale of a real estate property that qualified for discontinued operations treatment under SFAS 144.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Total operating revenues increased $32.6 million, or 71%, to negative $13.5 million for the nine months ended September 30, 2006, from negative $46.1 million for the nine months ended September 30, 2005. Net investment income increased $35.8 million reflecting an increase in average annualized investment yields as well as a decrease in investment expenses related to a significant variable interest in a coal-based synthetic fuel production facility. The decrease in investment expense from the synthetic fuel investment largely corresponds to an increase in income taxes due to fewer estimated tax credits generated from fuel production.

Total expenses decreased $6.6 million to negative $6.5 million for the nine months ended September 30, 2006, from a positive $0.1 million for the nine months ended September 30, 2005. The decrease in total expenses was mostly due to a $12.9 million decrease in interest related to federal income tax audit activities. The decrease in total expenses was partially offset by a $7.8 million increase in interest related to the issuance of corporate debt.

Income tax benefits decreased $27.3 million, or 71%, to $10.9 million for the nine months ended September 30, 2006, from $38.2 million for the nine months ended September 30, 2005. The decrease was primarily due to a decrease in the estimated tax credits from our investment in a synthetic fuel production facility in 2006, as well as a decrease in operating loss before income taxes and preferred stock dividends.

Preferred stock dividends increased $15.3 million to $24.7 million for the nine months ended September 30, 2006, from $9.4 million from the nine months ended September 30, 2005. The preferred stock dividends were a result of issuing preferred stock in June 2005.

As a result of the foregoing factors, operating loss increased $3.4 million, or 20%, to $20.8 million for the nine months ended September 30, 2006, from $17.4 million for the nine months ended September 30, 2005.

Net realized/unrealized capital gains, as adjusted, increased $29.9 million to $32.3 million for the nine months ended September 30, 2006, from $2.4 million for the nine months ended September 30, 2005. The increase was primarily due to the gain on sale of stock of an equity method investment.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $23.0 million to $30.3 million for the nine months ended September 30, 2006, from $7.3 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net income included the positive effect of other after-tax adjustments of $18.8 million related to a favorable court ruling on a contested IRS issue for 1991 and later years. For the nine months ended September 30, 2005, net income included the positive effect of other after-tax adjustments totaling $22.3 million due to gains on sales of real estate properties that qualify for discontinued operations treatment under SFAS 144.

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

On February 28, 2006, Principal Life declared a common stock dividend to its parent company of up to $625.0 million, $425.0 million of which has been paid as of September 30, 2006. On May 16, 2006, Principal Life declared an extraordinary dividend to its parent company in an amount of up to $550.0 million. As required by Iowa law, Principal Life sought permission from the Commissioner to pay this dividend. On May 17, 2006, the Commissioner approved this dividend and $550.0 million was subsequently paid on May 22, 2006.

Shelf Registration

Registration Statement. Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and retirement of existing debt and equity. In December 2003, we filed a shelf registration statement with the SEC, which became effective on September 30, 2004. The shelf registration totals $3.0 billion, with the ability to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc. (“PFG”) and trust preferred securities of three subsidiary trusts. If we issue additional securities, we intend to use the proceeds from the sale of the securities for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

Preferred Stock Issuances. On June 16, 2005, we issued 13.0 million shares of non-cumulative perpetual preferred stock under our shelf registration for net proceeds of $542.0 million. Substantially all of the preferred securities proceeds were used to repurchase shares of outstanding common stock.

Preferred Stock Dividend Restrictions and Payments. The certificates of designations for the preferred stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of September 30, 2006, we have no preferred dividend restrictions.

On March 30, 2006, June 30, 2006, and October 2, 2006, we paid a dividend of $8.2 million, $8.3 million and $8.2 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 15, 2006, June 15, 2006, and September 15, 2006, respectively.

Senior Note Issuance. On October 11, 2006, we issued $500.0 million of senior notes from our shelf registration, which was filed with the SEC in December 2003. The notes will bear interest at a rate of 6.05% per year. Interest on the notes is payable on April 15 and October 15 of each year, beginning on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds will be used to fund the acquisition of WM Advisors, with the remaining proceeds being used for general corporate purposes.

Following our issuance of perpetual preferred stock and senior notes, we now have the ability to issue up to $1.95 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts, under the shelf registration.

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

International Asset Management and Accumulation Operations

Our operations in Brazil, Hong Kong, Chile, Mexico, and India produced positive cash flow from operations for the nine months ended September 30, 2006 and 2005. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations may require infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash flow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources. Based on reviews of our current capital needs and strategic opportunities within our foreign operations, except for acquisitions, we are able to meet our capital needs.

Sources and Uses of Cash of Consolidated Operations

Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the nine months ended September 30,
	2006	2005
	(in millions)
Cash flows attributable to discontinued operations:
Net cash used in operating activities	$—	$(1.2)
Net cash used in investing activities	—	(0.7)
Net cash used in discontinued operations	$—	$(1.9)

Net cash provided by operating activities was $2,051.1 million and $1,364.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided by operations was primarily related to the payment in 2005 of an IRS deficiency related to the examination for 1999 — 2001. Also contributing to the increase in cash provided by operating activities was an increase in proceeds in the net mortgage loans held for sale activity, due to the transition of our CMBS platform from Principal Commercial Funding I to a newly created entity, Principal Commercial Funding II, which is accounted for under the equity method of accounting. Offsetting these increases was an increase in the acquisition of trading securities.

Net cash used in investing activities was $2,794.9 million and $1,010.8 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used in investing activities between periods was primarily related to an increase in acquisitions, a decrease in the sales, and fewer maturities of available for sale securities, a decrease in mortgage loans sold as well as a reduction in real estate acquired and sold. This increase in cash used in investing activities was partially offset by a sale of stock of an equity method investment in 2006.

Net cash provided by financing activities was $499.1 million and $312.6 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided by financing activities is due to an increase in net deposits of investment contracts, a reduction in the amount of treasury stock acquired in the current year as well as an increase in bank deposits. This increase was partially offset by the issuance of preferred stock in the prior year with no corresponding issuance in the current year as well as a reduction of short-term debt proceeds in the current year.

On July 25, 2006, we announced a definitive agreement to acquire WM Advisors Inc. and its subsidiaries. Upon closing of this transaction, expected in fourth quarter 2006 or early 2007, we will pay approximately $740.0 million in cash, a portion of which will be funded by the aforementioned October 11, 2006, debt issuance.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is a measure of our ability to cover fixed costs with current period earnings. A high ratio indicates that earnings are sufficiently covering committed expenses. The following table sets forth, for the periods indicated, our ratios of:

•      earnings to fixed charges before interest credited on investment products; and

•      earnings to fixed charges.

We calculate the ratio of “earnings to fixed charges before interest credited on investment products” by dividing the sum of income from continuing operations before income taxes (BT), interest expense (I), interest factor of rental expense (IF) less undistributed income from equity investees (E) by the sum of interest expense (I), interest factor of rental expense (IF), preferred stock dividends by the registrant (PD) and dividends on majority-owned subsidiary redeemable preferred securities (non-intercompany) (D). The formula for this ratio is: (BT+I+IF-E)/(I+IF+PD+D).

We calculate the ratio of “earnings to fixed charges” by dividing the sum of income from continuing operations before income taxes (BT), interest expense (I), interest factor of rental expense (IF) less undistributed income from equity investees (E) and the addition of interest credited on investment products (IC) by interest expense (I), interest factor of rental expense (IF), preferred stock dividends by the registrant (PD), dividends on majority-owned subsidiary redeemable preferred securities (non-intercompany) (D) and interest credited on investment products (IC). The formula for this calculation is: (BT+I+IF-E+IC)/(I+IF+PD+D+IC). “Interest credited on investment products” includes interest paid on guaranteed investment contracts, funding agreements and other investment-only pension products. Similar to debt, these products have a total fixed return and a fixed maturity date.

	For the nine months ended September 30,		For the year ended December 31,
	2006	2005	2005	2004	2003
Ratio of earnings to fixed charges and preferred dividends before interest credited on investment products	10.9	12.1	11.1	9.5	7.5
Ratio of earnings to fixed charges	2.2	2.2	2.1	2.0	1.9

Contractual Obligations and Commercial Commitments

As of September 30, 2006, there have been no significant changes to contractual obligations and commitments since December 31, 2005.

Short-Term Debt

As of September 30, 2006, we had credit facilities with various financial institutions in an aggregate amount of $891.6 million. As of September 30, 2006 we had $114.7 million of outstanding borrowings related to our credit facilities with $102.9 million of assets pledged as support, compared to $476.4 million of outstanding borrowings at December 31, 2005 with $110.6 million of assets pledged as support. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of September 30, 2006.

Off-Balance Sheet Arrangements

Synthetic Collateralized Debt Obligation. On June 21, 2006, we invested $285.0 million in a secured limited recourse note issued by a segregated portfolio company. The note represents Class B notes. Class A notes are senior and Class C through Class F notes are subordinated to Class B notes. The entity entered into a credit default swap with a third party providing credit protection in exchange for a fee. Defaults in an underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio. We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $285.0 million as of September 30, 2006.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire from 2006 through 2019. The maximum exposure under these agreements as of September 30, 2006, was approximately $172.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

In connection with the 2002 sale of BT Financial Group, we agreed to indemnify the purchaser, Westpac Banking Corporation (“Westpac”), for among other things, the costs associated with potential late filings made by BT Financial Group in New Zealand prior to Westpac’s ownership, up to a maximum of A$250.0 million Australian dollars (approximately U.S. $187.0 million as of September 30, 2006). New Zealand securities regulations allow Australian issuers to issue their securities in New Zealand provided that certain documents are appropriately filed with the New Zealand Registrar of Companies. Specifically, the regulations require that any amendments to constitutions and compliance plans be filed in New Zealand. In April 2003, the New Zealand Securities Commission opined that such late filings would result in certain New Zealand investors having a right to a return of their investment plus interest at 10% per annum from the date of investment. This technical issue affected many in the industry.

On December 24, 2004, Westpac lodged several warranty and indemnification claims related to the sale of BT Financial Group. The claims aggregated approximately A$50.0 million Australian dollars (approximately U.S. $37.0 million as of September 30, 2006) with the majority of the claims (approximately A$45.0 million Australian dollars, or U.S. $34.0 million as of September 30, 2006) related to fund pricing and accounting issues around a tax asset called future income tax benefit (“FITB”). FITB is an asset used in calculating unit pricing of funds. Westpac claimed that BT Financial Group incorrectly accrued FITB assets in valuing asset portfolios of BT funds in Australia and New Zealand and that, as a result, fund values were overstated.

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

Investments

We had total consolidated assets as of September 30, 2006, of $136.2 billion, of which $59.7 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $56.5 billion were held by our U.S. operations and the remaining $3.2 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of September 30, 2006, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 68% and the debt service coverage ratio at loan inception was 1.7 times as of September 30, 2006.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of September 30, 2006.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of September 30, 2006, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	September 30, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities:
Public	$28,867.4	51%	$27,826.3	51%
Private	13,319.5	24	12,289.4	23
Equity securities	786.8	2	764.0	1
Mortgage loans:
Commercial	9,812.1	17	9,890.7	18
Residential	1,057.8	2	1,088.5	2
Real estate held for sale	212.1	—	133.8	—
Real estate held for investment	735.8	1	853.9	2
Policy loans	847.5	1	827.7	2
Other investments	868.3	2	755.3	1
Total invested assets	56,507.3	100%	54,429.6	100%
Cash and cash equivalents	1,338.7		1,585.1

Total invested assets and cash	$57,846.0		$56,014.7

U.S. Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.9% for the three months ended September 30, 2006, compared to 5.6% for the three months ended September 30, 2005. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.8% for the nine months ended September 30, 2006, compared to 5.6% for the nine months ended September 30, 2005. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the three months ended September 30,
	2006		2005
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.1%	$629.8	5.7%	$573.3
Equity securities	5.7	11.0	6.2	11.7
Mortgage loans — commercial	6.4	158.8	6.6	166.2
Mortgage loans — residential	5.2	13.7	4.6	13.2
Real estate	7.7	18.5	11.2	27.0
Policy loans	6.1	13.0	6.2	12.6
Cash and cash equivalents	4.5	13.9	2.8	7.7
Other investments	9.1	21.3	3.1	6.6
Total before investment expenses	6.2	880.0	5.9	818.3
Investment expenses	0.3	31.3	0.3	33.0
Net investment income	5.9%	$848.7	5.6%	$785.3

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the nine months ended September 30,
	2006		2005
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.0%	$1,841.5	5.8%	$1,718.7
Equity securities	6.0	35.2	6.4	35.8
Mortgage loans — commercial	6.5	482.7	6.6	503.6
Mortgage loans — residential	5.0	40.3	4.5	38.6
Real estate	7.8	56.4	7.5	52.8
Policy loans	6.0	37.6	6.1	37.7
Cash and cash equivalents	3.3	36.3	3.3	18.0
Other investments	9.2	56.4	1.6	12.8
Total before investment expenses	6.0	2,586.4	5.8	2,418.0
Investment expenses	0.2	94.5	0.2	100.7
Net investment income	5.8%	$2,491.9	5.6%	$2,317.3

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 75% and 74% of total U.S. invested assets as of September 30, 2006 and December 31, 2005, respectively. The fixed maturity securities portfolio was comprised, based on carrying amount, of 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of September 30, 2006 and 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2005. Included in the privately placed category as of September 30, 2006 and December 31, 2005, were $7.2 billion and $6.5 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of September 30, 2006, and December 31, 2005, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	September 30, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$582.5	1%	$555.5	1%
States and political subdivisions	1,480.9	4	1,283.4	3
Non-U.S. governments	432.0	1	463.0	1
Corporate — public	20,104.3	48	19,590.8	49
Corporate — private	10,337.0	24	9,901.5	25
Residential pass-through securities	1,501.0	3	1,526.0	4
Commercial mortgage-backed securities	4,449.6	11	4,118.6	10
Residential collateralized mortgage obligations	936.0	2	752.5	2
Asset-backed securities	2,363.6	6	1,924.4	5
Total fixed maturities	$42,186.9	100%	$40,115.7	100%

We held $9,250.2 million of mortgage-backed and asset-backed securities as of September 30, 2006, and $8,321.5 million as of December 31, 2005.

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

The international exposure in our U.S. fixed maturity securities totaled $8,246.5 million, or 20% of total fixed maturity securities, as of September 30, 2006, comprised of corporate and foreign government fixed maturity securities. Of the $8,246.5 million as of September 30, 2006, investments totaled $2,228.9 million in the United Kingdom, $2,121.0 million in the continental European Union, $926.9 million in Asia, $805.9 million in Australia, $460.5 million in South America, $293.3 million in Mexico and $95.9 million in Japan. The remaining $1,314.1 million is invested in 23 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of September 30, 2006, our investments in Canada totaled $1,426.2 million.

The following tables present the amortized cost of our top ten exposures, including approved counterparty exposure limits, as of September 30, 2006, and December 31, 2005.

September 30, 2006
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$379.1
American International Group Inc.(3)	339.9
Bank of America Corp.(3)	315.9
MBIA Inc.(2)	310.3
JP Morgan Chase & Co.(3)	276.9
Royal Bank of Scotland Group PLC(3)	258.4
General Electric Co	231.2
Deutsche Bank AG(3)	223.7
Citigroup Inc.(3)	216.5
Credit Suisse Group(3)	204.7
Total top ten exposures	$2,756.6

(1)           Includes a $238.1 million investment classified as an equity security for U.S. GAAP. The investment issuer engages in managing investment grade third party bond investments and HSBC paper. All non-HSBC paper has the ultimate benefit of price support protection provided by HSBC Bank, PLC. Since Principal Life Insurance Company has the senior priority in the issuer, we believe many third party bonds could be liquidated to satisfy our claim. While we calculate our exposure on a gross basis, the value we attribute to the underlying collateral is $125.0 million.

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

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of September 30, 2006 and December 31, 2005. As of September 30, 2006 and December 31, 2005, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of September 30, 2006, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

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

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of September 30, 2006, and December 31, 2005, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality(1)

		September 30, 2006			December 31, 2005
NAIC Rating	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$23,145.4	$23,680.0	56%	$21,593.3	$22,361.9	56%
2	Baa	15,958.0	16,415.5	39	14,978.4	15,590.7	39
3	Ba	1,746.6	1,810.8	4	1,701.7	1,801.6	4
4	B	263.0	270.9	1	258.5	271.2	1
5	Caa and lower	0.7	0.6	—	14.3	14.4	—
6	In or near default	7.4	9.1	—	76.2	75.9	—
	Total fixed maturities	$41,121.1	$42,186.9	100%	$38,622.4	$40,115.7	100%

(1)           Includes 87 securities with an amortized cost of $978.7 million, gross gains of $32.4 million, gross losses of $6.0 million and a carrying amount of $1,005.1 million as of September 30, 2006, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of September 30, 2006, we had invested 3.4% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of September 30, 2006, and December 31, 2005.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	September 30, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,561.6	12%	$3,451.0	12%
Finance — Insurance	3,140.3	10	3,010.3	10
Finance — Other	4,772.0	15	4,090.1	14
Industrial — Consumer	1,183.0	4	1,067.2	4
Industrial — Energy	2,688.4	9	2,718.4	9
Industrial — Manufacturing	5,476.1	18	5,223.3	18
Industrial — Other	105.4	—	106.4	—
Industrial — Service	4,530.0	15	4,548.7	15
Industrial — Transport	825.1	3	848.6	3
Utility — Electric	2,361.3	8	2,568.6	9
Utility — Other	47.6	—	47.9	—
Utility — Telecom	1,750.5	6	1,811.8	6
Total	$30,441.3	100%	$29,492.3	100%

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

The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $8.0 million for the nine months ended September 30, 2006. The single largest other than temporary credit impairment represented less than 0.1% of U.S. fixed maturity securities as of September 30, 2006. As the result of the recently announced acquisition of WM Advisors, we also recognized $16.0 million of impairment write-downs for the nine months ended September 30, 2006, that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value.

For the nine months ended September 30, 2006, we realized $22.5 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $22.5 million is $14.1 million related to sales of twenty-four credit impaired and credit related names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Also included in the $22.5 million is $6.3 million resulting from the sale of certain hybrid securities that had a regulatory classification change that resulted in increased capital requirements. Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of September 30, 2006, and December 31, 2005.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,505.5	$80.6	$24.9	$3,561.2
Finance — Insurance	3,085.4	78.0	23.6	3,139.8
Finance — Other	4,651.2	159.9	39.6	4,771.5
Industrial — Consumer	1,162.0	31.8	10.9	1,182.9
Industrial — Energy	2,543.3	158.9	14.9	2,687.3
Industrial — Manufacturing	5,364.0	156.0	44.4	5,475.6
Industrial — Other	104.5	1.5	0.6	105.4
Industrial — Service	4,408.4	151.5	30.7	4,529.2
Industrial — Transport	780.5	47.9	3.3	825.1
Utility — Electric	2,288.2	89.4	16.4	2,361.2
Utility — Other	41.0	6.6	—	47.6
Utility — Telecom	1,674.2	87.1	11.0	1,750.3
Total corporate securities	29,608.2	1,049.2	220.3	30,437.1
U.S. Government and agencies	562.0	1.4	4.2	559.2
States and political subdivisions	1,407.5	46.6	4.0	1,450.1
Non-U.S. governments	395.3	37.1	0.4	432.0
Mortgage-backed and other asset-backed securities	8,992.3	236.7	76.3	9,152.7
Total fixed maturity securities, available-for-sale	$40,965.3	$1,371.0	$305.2	$42,031.1

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,354.9	$110.6	$14.5	$3,451.0
Finance — Insurance	2,915.0	111.3	16.0	3,010.3
Finance — Other	3,932.5	181.5	23.9	4,090.1
Industrial — Consumer	1,038.0	36.5	7.3	1,067.2
Industrial — Energy	2,506.5	220.2	8.3	2,718.4
Industrial — Manufacturing	5,060.9	201.4	39.0	5,223.3
Industrial — Other	104.4	2.3	0.3	106.4
Industrial — Service	4,369.6	204.4	25.3	4,548.7
Industrial — Transport	795.1	57.0	3.5	848.6
Utility — Electric	2,455.3	123.8	10.5	2,568.6
Utility — Other	41.2	6.7	—	47.9
Utility — Telecom	1,701.8	118.6	8.6	1,811.8
Total corporate securities	28,275.2	1,374.3	157.2	29,492.3
U.S. Government and agencies	557.9	1.8	4.2	555.5
States and political subdivisions	1,222.6	45.7	3.8	1,264.5
Non-U.S. governments	416.2	47.2	0.4	463.0
Mortgage-backed and other asset-backed securities	8,045.5	267.8	77.9	8,235.4
Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

The total unrealized losses on our fixed maturity securities available-for-sale were $305.2 million and $243.5 million as of September 30, 2006 and December 31, 2005, respectively. Of the $305.2 million in gross unrealized losses as of September 30, 2006, there were $4.5 million in losses attributed to securities scheduled to mature in one year or less, $59.3 million is attributed to securities scheduled to mature between one to five years, $98.3 million is attributed to securities scheduled to mature between five to ten years, $66.9 million is attributed to securities scheduled to mature after ten years, and $76.2 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of September 30, 2006 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Financial — Other, and Industrial — Services sectors. The gross unrealized losses as of December 31, 2005 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Industrial — Services, and Financial — Other sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of September 30, 2006, and December 31, 2005.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$27,019.4	$796.0	$194.9	$27,620.5
Private	11,929.3	483.8	92.9	12,320.2
Below Investment Grade:
Public	1,150.0	43.7	10.1	1,183.6
Private	866.6	47.5	7.3	906.8
Total fixed maturity securities, available-for-sale	$40,965.3	$1,371.0	$305.2	$42,031.1

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$25,638.9	$1,024.9	$164.3	$26,499.5
Private	10,827.8	584.5	64.2	11,348.1
Below Investment Grade:
Public	1,263.4	54.4	9.9	1,307.9
Private	787.3	73.0	5.1	855.2
Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	September 30, 2006
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$324.0	$1.0	$156.4	$3.6	$480.4	$4.6
Greater than three to six months	472.4	2.0	246.1	2.9	718.5	4.9
Greater than six to nine months	2,634.8	28.1	1,272.6	12.4	3,907.4	40.5
Greater than nine to twelve months	1,525.8	20.5	609.0	10.3	2,134.8	30.8
Greater than twelve to twenty-four months	5,533.0	126.0	1,708.4	47.8	7,241.4	173.8
Greater than twenty-four to thirty-six months	386.3	12.2	335.8	12.2	722.1	24.4
Greater than thirty-six months	102.3	5.1	74.2	3.7	176.5	8.8
Total fixed maturities, available-for-sale	$10,978.6	$194.9	$4,402.5	$92.9	$15,381.1	$287.8

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

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	September 30, 2006
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$50.5	$0.1	$5.6	$—	$56.1	$0.1
Greater than three to six months	64.4	3.0	17.3	0.1	81.7	3.1
Greater than six to nine months	67.7	2.3	85.4	0.4	153.1	2.7
Greater than nine to twelve months	42.5	0.2	67.9	1.4	110.4	1.6
Greater than twelve to twenty-four months	134.2	4.4	117.9	5.3	252.1	9.7
Greater than twenty-four to thirty-six months	9.9	0.1	0.6	0.1	10.5	0.2
Greater than thirty-six months	—	—	—	—	—	—
Total fixed maturities, available-for-sale	$369.2	$10.1	$294.7	$7.3	$663.9	$17.4

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

Of total gross unrealized losses as of September 30, 2006 and December 31, 2005, $287.8 million and $228.5 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $17.4 million and $15.0 million as of September 30, 2006 and December 31, 2005, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of September 30, 2006, and December 31, 2005.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity SecuritiesAvailable-for-Sale by Aging Category

September 30, 2006
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
(in millions)
Three months or less	$—	$—	$0.5	$0.2	$0.5	$0.2
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$—	$—	$0.5	$0.2	$0.5	$0.2

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

December 31, 2005
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
(in millions)
Three months or less	$—	$—	$4.2	$2.1	$4.2	$2.1
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$—	$—	$4.2	$2.1	$4.2	$2.1

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $0.2 million as of September 30, 2006 and $2.1 million as of December 31, 2005. There were no gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” as of September 30, 2006 and December 31, 2005.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	September 30, 2006	December 31, 2005
	($ in millions)
Total fixed maturity securities (public and private)	$42,186.9	$40,115.7
Problem fixed maturity securities	$5.3	$42.0
Potential problem fixed maturity securities	45.9	101.6
Restructured fixed maturity securities	12.0	—
Total problem, potential problem and restructured fixed maturity securities	$63.2	$143.6
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	0.15%	0.36%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. At September 30, 2006, commercial mortgage loans aggregated to $9,812.1 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

California accounted for 17% of our commercial mortgage loan portfolio as of September 30, 2006. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of September 30, 2006, 38% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of September 30, 2006 and December 31, 2005 was 1,236 and 1,309, respectively. The average loan size of our commercial mortgage portfolio was $8.0 million as of September 30, 2006.

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

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments is subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $31.6 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. Decreases in the valuation allowance aggregated to $0.6 million for the nine months ended September 30, 2006, and $9.2 million for the year ended December 31, 2005.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	September 30, 2006	December 31, 2005
	($ in millions)
Beginning balance	$33.2	$42.4
Provision	1.7	6.7
Release	(2.3)	(15.9)
Ending balance	$32.6	$33.2
Valuation allowance as% of carrying value before reserves	0.33%	0.33%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	September 30, 2006	December 31, 2005
	($ in millions)
Total commercial mortgages	$9,812.1	$9,890.7
Problem commercial mortgages(1)	$10.6	$10.4
Potential problem commercial mortgages	9.1	10.2
Restructured commercial mortgages	6.9	65.1
Total problem, potential problem and restructured commercial mortgages	$26.6	$85.7
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.27%	0.87%

(1)           Problem commercial mortgages include mortgage loans in foreclosure of $10.5 million as of September 30, 2006. This is the same mortgage loan that was in foreclosure as of December 31, 2005.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of September 30, 2006, and December 31, 2005, the carrying amount of equity real estate investment was $947.9 million and $987.7 million, or 1% and 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale”. Real estate held for investment totaled $735.8 million as of September 30, 2006, and $853.9 million as of December 31, 2005. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the periods ended September 30, 2006 and December 31, 2005, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of September 30, 2006, and December 31, 2005, was $212.1 million and $133.8 million, net of valuation allowances of $4.2 million and $4.2 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of September 30, 2006. By property type, there is a concentration in office buildings and industrial sites that represented approximately 67% of the equity real estate portfolio as of September 30, 2006.

Other Investments

Our other investments totaled $868.3 million as of September 30, 2006, compared to $755.3 million as of December 31, 2005. Derivatives accounted for $590.8 million in other investments as of September 30, 2006. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

As of September 30, 2006, our international investment operations consist of the investments of Principal International comprised of $3.2 billion in invested assets. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies.

Overall Composition of International Invested Assets

As shown in the following table, the major categories of international invested assets as of September 30, 2006, and December 31, 2005, were fixed maturity securities and residential mortgage loans:

International Invested Assets

	September 30, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$2,225.5	70%	$2,114.1	69%
Private	—	—	0.6	—
Equity securities	51.2	2	50.7	2
Mortgage loans
Residential	525.6	16	505.1	17
Real estate held for investment	11.3	—	11.7	—
Other investments	393.3	12	358.2	12
Total invested assets	3,206.9	100%	3,040.4	100%
Cash and cash equivalents	57.9		56.2
Total invested assets and cash	$3,264.8		$3,096.6

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

As of September 30, 2006, the difference between the asset and liability durations on our primary duration managed portfolio was -.04. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $32,473.3 million as of September 30, 2006.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of September 30, 2006, the weighted-average difference between the asset and liability durations on these portfolios was +.46. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $16,085.3 million as of September 30, 2006.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,441.2 million as of September 30, 2006.

Using the assumptions and data in effect as of September 30, 2006, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $61.2 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

	September 30, 2006
Risk Management Strategy	Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)
Primary duration-managed	$32,473.3	3.67	(.04)	$13.0
Duration-monitored	16,085.3	4.96	.46	(74.2)
Non duration-managed	4,441.2	4.71	N/A	N/A
Total	$52,999.8			$(61.2)

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

Debt Issued and Outstanding. As of September 30, 2006, the aggregate fair value of long-term debt was $932.0 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $30.0 million. Debt is not recorded at fair value on the statement of financial position.

	September 30, 2006
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$513.2	$500.2	$487.5
4.59% notes payable, due 2011	57.1	54.6	52.2
4.93% notes payable, due 2011	47.3	45.2	43.3
8% surplus notes payable, due 2044	117.7	109.0	100.2
Non-recourse mortgages and notes payable	186.4	183.1	179.9
Other mortgages and notes payable	40.3	39.9	39.5
Total long-term debt	$962.0	$932.0	$902.6

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

We estimate that as of September 30, 2006, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements, because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturity securities is minimized by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2006, was $4,820.1 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2006, was $1,582.1 million.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to hedge the resulting risks. As of September 30, 2006, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $51.3 million in order to mitigate currency exposure related to U.S. dollar-denominated bonds.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2006, the fair value of our equity securities was $838.0 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $83.8 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

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

We have increased our credit exposure through credit default swaps by investing in $127.5 million of various tranches of synthetic collateralized debt obligations. The outstanding notional amount as of September 30, 2006 was $565.0 million. We also invested in credit default swaps creating replicated assets with a notional amount of $855.9 million as of September 30, 2006.

In addition, on May 26, 2005, we invested $130.0 million in a secured limited recourse credit linked note issued by a grantor trust. The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios. The risk of loss for the seven referenced mezzanine tranches begins at 4.85% and ends at 10.85% of loss on each of the seven synthetic reference portfolios. Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed 4.85% of a synthetic reference portfolio. As of September 30, 2006, the credit default swap entered into by the trust had an outstanding notional amount of $130.0 million. The creditors of the grantor trusts have no recourse to the assets of our company.

Derivative Summary

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of September 30, 2006, and December 31, 2005.

Derivative Financial Instruments — Notional Amounts

	September 30, 2006		December 31, 2005
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$11,605.1	55%	$8,531.3	50%
Foreign currency swaps	4,844.1	23	3,854.5	23
Embedded derivative financial instruments	1,573.7	8	1,199.5	7
Credit default swaps	1,550.9	8	1,297.6	8
Swaptions	663.0	3	684.5	4
Currency forwards	323.8	2	566.6	4
Call options	290.1	1	189.8	1
Futures	48.5	—	58.9	—
Interest rate lock commitments	25.0	—	392.3	2
Bond options	21.0	—	38.5	—
Commodity swaps	20.0	—	—	—
Total return swaps	—	—	100.0	1
Mortgage-backed forwards and options	—	—	39.3	—
Total	$20,965.2	100%	$16,952.8	100%

Derivative Financial Instruments — Credit Exposures

	September 30, 2006		December 31, 2005
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$423.0	68%	$339.6	72%
Interest rate swaps	145.4	23	89.3	19
Call options	28.1	5	18.0	4
Credit default swaps	11.7	2	14.0	3
Currency forwards	9.6	2	11.4	2
Bond options	0.5	—	0.6	—
Total credit exposure	618.3	100%	472.9	100%
Less: Collateral received	(124.9)		(97.6)
Total	$493.4		$375.3

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	September 30, 2006
				Fair Value (no accrued interest)
	Notional Amount	Weighted Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$11,605.1	6.01	(1)	$(194.0)	$61.8	$288.6
Swaptions	663.0	6.84	(2)	(45.0)	(21.7)	(10.0)
Futures	36.1	.21	(3)	(1.6)	—	1.7
Bond options	21.0	1.36	(4)	0.1	0.6	1.3
Total	$12,325.2			$(240.5)	$40.7	$281.6

(1)           Based on maturity date of swap.

(2)           Based on option date of swaption.

(3)           Based on maturity date.

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

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, we converted to a new general ledger application that improves the efficiency of our financial reporting processes. While we do not believe that our prior general ledger had any significant deficiencies or material weaknesses, we expect this new application will enhance our internal control over financial reporting. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications, and the closing process were effective to prevent material financial statement errors. We ensured the data converted to the new general ledger system was accurate by maintaining appropriate data conversion controls throughout the implementation process. We believe this new general ledger system represents a material change to our internal control over financial reporting. Other than changes related to this new system, no other changes in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2006, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

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

On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life Insurance Company (“Principal Life”) and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and Insurance Commissioner of the State of Iowa in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa. On July 22, 2005, the plaintiff’s motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted. On September 21, 2005, the plaintiff’s motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. Oral argument was held on April 20, 2006. On October 20, 2006, the Court of Appeals affirmed our motion to dismiss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2006 — January 31, 2006	886,250	(1)	$47.19		886,200	$208.2	(2)
February 1, 2006 — February 28, 2006	824,276	(1)	$48.14		814,895	$169.0	(2)
March 1, 2006 — March 31, 2006	1,672,028	(1)	$49.06		1,655,200	$87.7	(2)
April 1, 2006 — April 30, 2006	1,102,043	(1)	$49.58		1,102,000	$33.1	(2)
May 1, 2006 — May 31, 2006	8,296,702		$64.26	(3)	8,296,702	$—	(2)(3)
June 1, 2006 — June 30, 2006	—		$—		—	$—
July 1, 2006 — July 31, 2006	—		$—		—	$—
August 1, 2006 — August 31, 2006	—		$—		—	$—
September 1, 2006 — September 30, 2006	84,406	(1)	$53.59		—	$—
Total	12,865,705				12,754,997

(1)           The number of shares include shares of common stock utilized to execute certain stock incentive awards in 2006: 50 shares in January, 9,381 shares in February, 16,828 shares in March, 43 shares in April, and 84,406 shares in September.

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

Item 6. Exhibits

Exhibit Number	Description
2.6

Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006.

10.6.1

Revised Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (incorporated by reference to the written description of such arrangement included in Principal Financial Group, Inc.’s Current Report on Form 8-K filed on August 28, 2006 (Commission File No. 1-16725))

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of J. Barry Griswell
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code— Michael H. Gersie

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: November 1, 2006	By	/s/ Michael H. Gersie
Michael H. Gersie
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
2.6

Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006.

10.6.1

Revised Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (incorporated by reference to the written description of such arrangement included in Principal Financial Group, Inc.’s Current Report on Form 8-K filed on August 28, 2006 (Commission File No. 1-16725))

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of J. Barry Griswell
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Michael H. Gersie