Form 10-K
period 2006-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2007-02-28
CIK 1126328

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-16725

PRINCIPAL FINANCIAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	711 High Street, Des Moines, Iowa 50392 (Address of principal executive offices)	42-1520346 (I.R.S. Employer Identification Number)
(515) 247-5111 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 Series B Non-Cumulative Perpetual Preferred Stock	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Series A Non-Cumulative Perpetual Preferred Stock

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 20, 2007, there were outstanding 267,878,346 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $14,973,612,997 based on the closing price of $55.65 per share of Common Stock on the New York Stock Exchange on June 30, 2006.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2007, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2006.

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

        Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in any of our ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, and impact existing liabilities, any of which could adversely affect our profitability and financial condition; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life Insurance Company ("Principal Life"); (10) the pattern of amortizing our deferred policy acquisition costs ("DPAC") on our Statement of Financial Accounting Standard ("SFAS") No. 97 Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments ("SFAS 97") products may change, impacting both the level of the asset and the timing of our operating earnings; (11) we may need to fund deficiencies in our closed block ("Closed Block") assets; (12) a pandemic, terrorist attack, or other catastrophic event could adversely affect our earnings; (13) our reinsurers could default on their obligations or increase their rates, which could adversely impact our earnings and profitability; (14) we may encounter difficulty integrating WM Advisors, Inc. and may incur substantial costs in connection with the integration; (15) changes in laws, regulations or accounting standards may reduce our profitability; (16) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (17) fluctuations in foreign currency exchange rates could reduce our profitability; and (18) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.

PART I

Item 1.    Business

        The Principal Financial Group is a leading provider of retirement savings, investment and insurance products and services with $256.9 billion in assets under management and approximately eighteen million customers worldwide as of December 31, 2006.

        Our U.S. and international operations concentrate primarily on asset accumulation and management. In addition, we offer a broad range of individual and group life insurance, group health insurance, and individual and group disability insurance.

        We primarily focus on small and medium sized businesses, which we define as companies with less than 1,000 employees, providing a broad array of retirement and employee benefit solutions to meet the needs of the business, the business owner and their employees. With over 32,000 plans, we are the leading provider of corporate defined contribution plans in the U.S., according to Spectrem Group. We are also the leading employee stock ownership plan consultant. In addition, we are a leading provider of nonqualified plans, defined benefit plans and plan termination annuities. We are also one of the largest providers of non-medical insurance product solutions.

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

        The following table summarizes our operating revenues for our products and services, which are described in each of the subsequent operating segment discussions:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
U.S. Asset Management and Accumulation:
Full-service accumulation	$1,383.6	$1,267.4	$1,177.2
Mutual funds	344.9	206.6	182.1
Individual annuities	582.8	471.6	393.8
Bank and trust services	53.0	38.8	33.7
Eliminations	(168.8)	(62.6)	(53.3)

Total Accumulation	2,195.5	1,921.8	1,733.5
Investment only	1,080.7	1,002.3	931.6
Full-service payout	830.8	863.5	811.8

Total Guaranteed	1,911.5	1,865.8	1,743.4

Total U.S. Asset Accumulation	4,107.0	3,787.6	3,476.9
Principal Global Investors	488.1	417.3	343.4
Eliminations	(83.5)	(71.1)	(58.7)

Total U.S. Asset Management and Accumulation	4,511.6	4,133.8	3,761.6
International Asset Management and Accumulation	605.4	604.5	518.4
Life and Health Insurance:
Individual life insurance	1,344.7	1,361.7	1,370.4
Health insurance	2,077.7	1,894.3	1,806.9
Specialty benefits insurance	1,316.0	1,131.5	1,004.0
Eliminations	(2.2)	—	—

Total Life and Health Insurance	4,736.2	4,387.5	4,181.3
Corporate and Other	(27.4)	(59.1)	(23.0)

Total operating revenues	$9,825.8	$9,066.7	$8,438.3

Total operating revenues	$9,825.8	$9,066.7	$8,438.3
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	44.2	(22.2)	(114.9)
Operating revenues from discontinued real estate investments	0.5	(2.8)	(2.5)

Total U.S. GAAP revenues	$9,870.5	$9,041.7	$8,320.9

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

        We organize our U.S. asset accumulation operations into six product and service categories: full-service accumulation, mutual funds, individual annuities, bank and trust services, investment only and full-service payout.

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

        As of December 31, 2006, we provided full-service accumulation products to 32,139 defined contribution pension plans, of which 26,189 were 401(k) plans, covering 2.9 million plan participants, and to 2,785 defined benefit pension plans, covering 329,275 plan participants. As of December 31, 2006, approximately 70% of our full-service accumulation account values were managed by Principal Global Investors. Third-party asset managers provide asset management services with respect to the remaining assets.

        We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuities and mutual funds. Annuities and the underlying investment options are not required to be registered with the United States Securities and Exchange Commission ("SEC"). Our mutual fund offering is called Principal Advantage. It is a qualified plan product based on our series mutual fund, Principal Investors Fund, and is a registered product with the SEC. We offer investments covering the full range of stable value, equity, fixed income and international investment options managed by our affiliated asset manager, Principal Global Investors, as well as third-party asset managers.

        On December 17, 2004, we entered into a strategic agreement to acquire ABN AMRO Trust Services Company ("Principal Services Trust Company"), the Chicago-based pension and retirement business of ABN AMRO. As of December 31, 2004, Principal Services Trust Company provided full-service defined contribution recordkeeping and investment services in the U.S., administering approximately 280 401(k) plans with more than 120,000 participants, representing $4.0 billion in full-service account values. The transaction closed on December 31, 2004 and the business was fully integrated into full-service accumulation in early 2006.

Markets and Distribution

        We offer our full-service accumulation products and services to employer-sponsored pension plans, including qualified and non-qualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. Only 15% of businesses with between 5 and 99 employees, and 47% of businesses with between 100 and 500 employees, offered a 401(k) plan in 2006, according to Spectrem Group. The same study indicates that 63% of employers with between 500 and 1,000 employees; 71% of employers with between 1,000 and 5,000 employees; and 90% of employers with 5,000 or more employees offered a 401(k) plan in 2006.

        We distribute our full-service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2006, approximately 345 retirement services sales representatives in over 43 offices, operating as a wholesale distribution network, maintained relationships with over 9,347 independent brokers, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent broker. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent brokers, consultants and agents a commission or fee.

        As of December 31, 2006, we had a separate staff of over 255 service and education specialists located in the sales offices who play a key role in the ongoing servicing of pension plans by: providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their pension plans. The following summarizes our distribution channels:

  •
  We distribute our annuity-based products through sales representatives, agents and brokers who are primarily state licensed individuals.

  •
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

  •
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

  •
  Through our Retire Secure strategy we provide financial education and assistance to individual investors who are participants/members of employer-based accumulation solutions to help them achieve financial security.

        We believe that our approach to full-service accumulation plan services distribution gives us a local sales and service presence that differentiates us from many of our competitors. We have also recently established a number of marketing and distribution relationships to increase the sales of our accumulation products with firms such as Bank of America and Smith Barney.

Mutual Funds

        We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses, and institutional investors for use within variable life and variable annuity contracts, for use in employer-sponsored pension plans, as a rollover investment option, and for general investment purposes.

Products

        We were ranked in the top quartile among U.S. mutual fund managers in terms of total mutual fund assets under management as of December 31, 2006, according to the Investment Company Institute ("ICI"). The value of our mutual fund assets we managed was $56.0 billion as of December 31, 2006, including the assets under management from our acquisition of WM Advisors, Inc. At $56.0 billion in assets under management, we rank 41st according to the ICI. We provide accounting, compliance, corporate governance, product development and transfer agency functions for all mutual funds we organize. As of December 31, 2006, our mutual fund operations served approximately 1,800,000 mutual fund shareholder accounts.

        Principal Variable Contracts Fund.    Principal Variable Contracts Fund is a series mutual fund, which, as of December 31, 2006, provided 31 investment options for use as funding choices in variable annuity and variable life insurance contracts issued by Principal Life. As of December 31, 2006, this fund had $4.8 billion in assets under management (excluding assets under management from the acquisition of WM Advisors, Inc.). We report the results for the funds backing variable annuity contracts in this segment under "Individual Annuities." We report the results for the funds backing variable life insurance contracts in the Life and Health Insurance segment.

        Principal Investors Fund.    Principal Investors Fund is a series mutual fund, which as of December 31, 2006, offered 55 investment options. This fund acts as the funding vehicle for Principal Advantage, the defined contribution product described above under "U.S. Asset Management and Accumulation Segment-Full-Service Accumulation Products." This fund also offers retail classes of shares ("J shares") to individuals for IRA rollovers and general investment purposes and a class of shares ("I shares") offered primarily to specified institutional investors. As of December 31, 2006, this retail class of shares had $8.4 billion in assets under management (excluding assets under management from the acquisition of WM Advisors, Inc.); $1.2 billion of this retail class invests in other share classes of Principal Investors Funds. All other share classes of Principal Investors Funds, including seed money, had $20.3 billion of assets under management. We report the results for this fund, excluding the retail class of shares, under "Full-Service Accumulation." We report the results of the three retail share classes under "Mutual Funds."

        Principal Managed Portfolio.    Principal Managed Portfolio is a wrap product offered by our registered investment advisor, Princor Financial Services Corporation ("Princor"), which only invests in Principal Investors Funds. We started to market this product in mid-2005. Clients are charged a quarterly asset based fee on this account. As of December 31, 2006, Principal Managed Portfolio had accumulated $378.7 million in assets.

        Principal Passage Fee Based Brokerage Account.    Principal Passage is a fee based brokerage account. Clients are charged a quarterly asset based fee on their account in lieu of traditional transaction based commissions. As of December 31, 2006, Principal Passage accounts had accumulated $1.4 billion in assets.

        WM Advisors, Inc. Acquisition.    On July 25, 2006, we announced a definitive agreement to acquire WM Advisors, Inc. ("WM Advisors") and its subsidiaries from Washington Mutual, Inc. WM Advisors was the manager of the WM Funds, a family of 40 retail mutual funds and variable trust funds. As of December 31, 2006, the WM Funds acquired had $22.5 billion in assets under management. The transaction closed on December 31, 2006, for a total cost of $741.1 million in cash, subject to closing adjustments..

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

        Our retail mutual funds are sold primarily through our affiliated financial representatives, independent brokers registered with our securities broker-dealer, Princor, registered representatives from other broker-dealers, direct deposits from our employees and others and Principal Connection. Princor, as the marketing arm of our mutual fund business, recruits, trains and supervises registered representatives selling our products. With the WM Advisors acquisition, we will obtain established relationships with a number of marketing and outside broker dealer distributors to increase the sales of our mutual fund products.

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

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts ("SPDAs") and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (i.e., only one year). For most contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate and for a specified time period, typically one year. Thereafter, we reset, typically annually, the interest rate credited to the contract based upon our discretion, taking into account market and other conditions. We also offer a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. Our major source of income from fixed deferred annuities is the spread between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. Our affiliated asset manager, Principal Global Investors, manages the assets supporting these contracts.

        Variable Deferred Annuities.    Our individual variable deferred annuity products consist almost entirely of flexible premium deferred variable annuity contracts. These contracts are savings vehicles through which the customer makes a single deposit or a series of deposits of varying amounts and intervals. Customers have the flexibility to allocate their deposits to investment sub-accounts managed by Principal Global Investors, or other third-party asset managers. As of December 31, 2006, 65% of our $4.8 billion in variable annuity account balances was allocated to investment sub-accounts and our general account, which are managed by Principal Global Investors and 35% to investment sub-accounts managed by third-party asset managers. Generally speaking, the customers bear the investment risk and have the right to allocate their assets among various separate investment sub-accounts. The value of the annuity fluctuates in accordance with the experience of the investment sub-accounts chosen by the customer. Customers have the option to allocate all or a portion of their account to our general account, in which case we credit interest at rates we determine, subject to contractual minimums. Customers may also elect death benefit guarantees and/or a living benefit guarantee, commonly known in the industry as a guaranteed minimum withdrawal benefit ("GMWB"). The GMWB feature became available in 2005. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account.

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

        We sell our individual annuity products through our affiliated financial representatives, who accounted for 40%, 43%, and 35% of annuity sales for the years ended December 31, 2006, 2005 and 2004, respectively. The remaining sales were made through brokerage general agencies, banks, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Although our percentage of sales from affiliated financial representatives has declined, they continued to be significant in 2006. The decline is a result of focused efforts to increase fixed annuity sales through non-affiliated distribution channels.

Bank and Trust Services

        Bank and trust services include Principal Bank and Principal Trust Company (formerly known as Trustar). Principal Bank, our electronic banking operation, is a federal savings bank that began its activities in February 1998. It offers traditional retail banking products and services via the telephone, Internet, ATM or by mail. Our current products and services include checking and savings accounts, money market accounts, certificates of deposit, consumer loans, first mortgage loans, home equity loans, credit cards, debit cards, small account rollovers from qualified retirement plans and health savings accounts. As of December 31, 2006, Principal Bank had approximately 139,000 customers and approximately $1.5 billion in assets, primarily funded by retail customer deposits in checking accounts, money market accounts and certificates of deposit.

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

        Principal Trust Company is a Delaware state chartered non-deposit trust company. Principal Trust Company, chartered in 1899 as Delaware Charter Guarantee and Trust Company, is one of the largest non-deposit trust companies in the nation. As of December 31, 2006, we served as trustee to over 280,000 accounts and held assets in excess of $50 billion. Principal Trust Company may not accept deposits and cannot make personal or commercial loans.

        Principal Trust Company specializes in providing affordable and innovative trust solutions directed at self-directed tax-advantaged savings accounts, such as Individual Retirement Accounts ("IRAs"), Health Savings Accounts ("HSAs") and a full array of employee benefit plans and accounts including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans, and ESOPs. We provide these services to Principal affiliates, brokerage firms, clearing firms, financial advisors and asset managers.

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

Markets and Distribution

        We market GICs and funding agreements primarily to pension plan sponsors and other institutions. We also offer them as part of our full-service accumulation products. We sell our GICs primarily to plan sponsors for funding of tax-qualified retirement plans. We sell our funding agreements directly to institutions that may or may not be pension funds and unconsolidated special purpose vehicles domiciled either in the U.S. or offshore for funding agreement-backed note programs. The funding agreements sold as part of these funding agreement-backed note programs work by having investors purchase debt obligations from the special purpose vehicle which, in turn, purchases the funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another. In addition to the special purpose vehicle selling the funding agreement-backed notes to U.S. and foreign institutional investors, the special purpose vehicle may also sell notes to U.S. retail investors through a SEC-registered shelf debt issuance program.

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

U.S. Asset Management

Principal Global Investors

        As of December 31, 2006, Principal Global Investors, together with its affiliates, Principal Real Estate Investors, Spectrum Asset Management, Post Advisory Group, Columbus Circle Investors and Edge Asset Management managed $191.4 billion in assets. Edge Asset Management, which consists of the investment advisor portion of our WM Advisors Inc. acquisition, provides investment advisory services for equities, fixed income and asset allocation and has been in business since 1944 and is located in Seattle, Washington. Principal Global Investors provides asset management services to our other operating segments and to third-party institutional clients.

        On October 24, 2005, Principal Real Estate Investors and U.S. Bank National Association announced that they agreed to create Principal Commercial Funding II, a jointly-owned business that will compete in the commercial mortgage-backed securities ("CMBS") market. Principal Real Estate Investors is the real estate investment arm of Principal Global Investors. U.S. Bank National Association is the principal banking subsidiary of U.S. Bancorp. The new company is the CMBS platform for both Principal Real Estate Investors and U.S. Bank National Association and focuses on securitizing commercial mortgages originated by both Principal Real Estate Investors and U.S. Bank National Association on its behalf. Principal Commercial Funding II began operations immediately, and started contributing collateral to securitizations during the first quarter of 2006.

Products

        Principal Global Investors provides a full range of asset management services covering a broad range of asset classes, investment styles and portfolio structures:

        Equity Investments.    As of December 31, 2006, Principal Global Investors, along with Columbus Circle Investors and Edge Asset Management managed $52.5 billion in global equity assets. Our equity capabilities encompass large-cap, mid-cap and small-cap stocks in developed and emerging markets worldwide. As of December 31, 2006, 48% of equity assets under management were derived from our pension products, 35% from other products of the Principal Financial Group, and the remaining 17% from third-party institutional clients.

        Fixed Income Investments.    Principal Global Investors, along with Spectrum Asset Management, Post Advisory Group and Edge Asset Management managed $100.2 billion in fixed income assets as of December 31, 2006. Collectively, we provide our clients with access to investment-grade corporate debt, mortgage-backed, asset-backed and commercial mortgage-backed securities, high yield and municipal bonds, private and syndicated debt instruments and preferred securities. As of December 31, 2006, 37% of these assets were derived from our pension products, 25% from other products of the Principal Financial Group, and the remaining 38% from third-party institutional clients.

        Real Estate Investments.    Principal Global Investors, through its affiliate Principal Real Estate Investors, managed a portfolio of commercial real estate assets of $37.7 billion as of December 31, 2006. Principal Real Estate Investors provides our clients with a broad range of real estate investment options, including private real estate equity, commercial mortgages, credit tenant debt, construction-permanent financing, bridge/mezzanine loans, commercial mortgage-backed securities and real estate investment trusts. Principal Global Investors had $0.4 billion of assets under management as of December 31, 2006, from bridge/mezzanine loans and commercial mortgages, which appear on its statement of financial position. As of December 31, 2006, 40% of the commercial real estate portfolio was derived from our pension products, 27% from other products of the Principal Financial Group, and the remaining 33% from third-party institutional clients.

Markets and Distribution

        Principal Global Investors employed 110 institutional sales, relationship management and client service professionals as of December 31, 2006, who worked with consultants and directly with large investors to acquire and retain third-party institutional clients. As of December 31, 2006, Principal Global Investors and its affiliates has approximately 400 institutional clients with $59.1 billion of assets under management.

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

        The decision to sell PI Argentina was made with a view toward focusing our resources, executing on core strategic priorities and in core markets, and meeting stockholder expectations. Changing market dynamics since the 2001 economic crisis in Argentina led us to conclude that the interests of our stockholders would best be served by our exit of this market.

        PI Argentina qualified for discontinued operations treatment; therefore, the income from discontinued operations has been removed from our results of continuing operations and segment operating earnings for all periods presented. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. The results of operations for PI Argentina are reported as other after-tax adjustments in our International Asset Management and Accumulation segment

        On October 31, 2002, we sold substantially all of BT Financial Group to Westpac Banking Corporation ("Westpac"). Our total after-tax proceeds from the sale were approximately U.S. $900.0 million. This amount includes cash proceeds from Westpac, tax benefits and a gain from unwinding the hedged asset associated with our investment in BT Financial Group.

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

        BT Financial Group is accounted for as a discontinued operation and therefore, the income from discontinued operations has been removed from our results of continuing operations and segment operating earnings for all periods presented. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. The historical results of operations (excluding corporate overhead) for BT Financial Group are reported as other after-tax adjustments.

        For financial results for the International Asset Management and Accumulation segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19 Segment Information."

Principal International

        The activities of Principal International reflect our efforts to accelerate the growth of our assets under management by capitalizing on the international trend toward private sector defined contribution pension systems. Through Principal International, we offer retirement products and services, annuities, long-term mutual funds, life insurance and institutional asset management. We have operations in Chile, Mexico, Hong Kong, Brazil, India, China, and Malaysia.

Products, Markets and Distribution

Asia/Pacific Region

        Hong Kong.    Our subsidiary in Hong Kong is actively competing in the defined contribution pension plan market. The government requires employers and employees each to contribute 5% of an employee's income to a Mandatory Provident Fund. We target small and medium-sized employers and distribute products through strategic alliances with insurance companies, mutual funds or banks, direct marketing and through our own sales representatives. Our strategic partners help distribute our Mandatory Provident Fund products and services, or use our administrative and investment services in their own products. Our Mandatory Provident Fund products and services are marketed by agents under the various distribution arrangements we have with our strategic partners. On January 31, 2004, our wholly owned subsidiary, Principal Asset Management Company (Asia) Limited, purchased a 100% ownership of Dao Heng Fund Management in Hong Kong from Guoco Group Limited. Effective September 17, 2004, we changed the name of this subsidiary to Principal Fund Management (Hong Kong) Limited. This acquisition increases our presence in the Hong Kong defined contribution pension market and increases the potential of our long-term mutual fund operations. In 2006, we initiated our development of an asset management business for the institutional market.

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

        On October 10, 2006, PFGM funded a 26% stake and obtained management control in the start-up company Principal PNB Life Insurance Company Limited. This company will compete in the life insurance sector in India.

        Malaysia.    After purchasing an additional 10% on August 31, 2005, we now own a 40% interest in a joint venture with our partner CIMB-Berhad, a large Malaysian bank holding company. The company markets mutual funds through wholesale bank channels and its own sales force. In addition, the company manages a significant amount of institutional asset mandates.

        On October 30, 2006, our joint venture company in Malaysia, CIMB-Principal, announced its intention to purchase the mutual fund and asset management companies of the former Southern Bank Bhd ("SBB"), SBB Mutual Berhad and SBB Asset Management Sdn Bhd. On February 5, 2007, we invested an additional RM$192.4 million Malaysian ringgits ("RM$") (approximately U.S. $55.1 million) to retain our 40% ownership interest in the larger CIMB-Principal.

        China.    On August 7, 2005, Principal Financial Group announced that it entered into a joint venture agreement with China Construction Bank ("CCB") to market mutual funds in the People's Republic of China. We closed the transaction on September 19, 2005 with a 25% ownership in CCB-Principal Asset Management Company, Ltd. We sell mutual funds primarily through our partner bank, CCB. This bank delivers expansive distribution capabilities for the joint venture in terms of brand awareness and the sheer number of outlets (14,250).

Latin America

        Brazil.    We own 46% of BrasilPrev Seguros e Previdencia S.A. ("BrasilPrev"), a private pension company in Brazil, through a joint venture arrangement with Banco do Brasil, Brazil's largest bank with a 3,960 branch network. We are Banco do Brasil's exclusive partner for distributing pension, retirement and asset accumulation products. BrasilPrev provides defined contribution products and annuities for the retirement needs of employers and individuals. Banco do Brasil's employees sell directly to individual clients through its bank branches. In addition, BrasilPrev reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public, and (2) in coordination with Banco do Brasil's corporate account executives to reach Banco do Brasil's existing corporate clients. Based upon managed assets, BrasilPrev ranked 3rd in the private pension market with U.S. $5.8 billion as of December 2006.

        Chile.    We own Principal Companía de Seguros de Vida Chile S.A., a Chilean insurance company, that primarily sells retirement annuities to individuals exiting the pre-retirement accumulation system. We distribute our annuity products through a network of brokers and 213 independent agents as of December 31, 2006. We also market life accumulation products (qualified and non-qualified) to individuals through brokers. Based upon assets, we were ranked as the fifth largest life insurance company in Chile as of September 30, 2006, according to the Superintendencia de Valores y Seguros, the Chilean regulatory agency for insurance companies. We also own Principal Administradora General de Fondos S.A. Its primary business focus is to serve the voluntary/complementary long-term savings market offering "APV plans" (qualified individual solutions). As of December 31, 2006, we rank first in AUM for mutual fund companies offering these plans. We distribute to retail clients through our proprietary sales force, alliances with financial institutions and the largest retailer in Chile, Falabella. We also own Principal Créditos Hipotecarios S.A. Through this business, we originate, sell and service mortgage loans in Chile. We established Principal Asset Management Chile in 2006 to offer asset management services to institutional clients.

        Mexico.    We own Principal Afore S.A. de C.V., a private pension company which manages and administers more than three million individual retirement accounts under the mandatory privatized social security system in effect for all non-government employees in Mexico; Principal Fondos de Inversión, S.A. de C.V. ("PFI"), a mutual fund company, Principal Pensiones S.A. de C.V., ("Principal Pensiones"), an annuity company; and Principal México Compañía de Seguros S.A. de C.V., ("Principal Seguros"), a life insurance company. Our focus is on both pre-retirement and post-retirement savings plans. As of December 31, 2006, we distribute Principal Afore S.A. de C.V.'s products and services through a proprietary sales force of approximately 1,000 sales representatives as well as independent brokers, who sell directly to individuals. PFI distributes its products and services through a sales force of approximately 113 employees and through distribution agreements with other financial entities. Principal Pensiones distributes annuities directly to customers that are exiting the pre-retirement accumulation system. Our life insurance company, Principal Seguros, primarily focuses on manufacturing life products to complement our annuities business. In 2006, Mexico initiated asset management for institutional clients, offering both domestic and international products.

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

Individual Life Insurance

        We began as an individual life insurer in 1879. Our U.S. operations administer approximately 616,000 individual life insurance policies with $105.8 billion of individual life insurance in force as of December 31, 2006. As of September 30, 2006, our life insurance business was ranked 27th in the United States for annualized sales according to LIMRA.

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

        For the year ended December 31, 2006, 84% of individual life insurance annualized first year premium sales have come from universal and variable universal life insurance products. Universal and variable universal life insurance represent 46% of individual life insurance premium and deposits for the year ended December 31, 2006, and 44% of individual life insurance in force as of December 31, 2006. Variable universal life insurance products represented 52% of our universal and variable universal life insurance deposits for the year ended December 31, 2006.

        After removing expenses for a policy, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in our general account. Interest is credited to the policyholder's account based on the earnings on general account investments. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of separate account choices. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on separate account investments is allocated directly to the policyholder accounts; the policyholder bears the investment risk. Some of our universal life and variable universal life insurance contracts contain what are commonly referred to as "secondary" or "no-lapse" guarantee provisions. A no-lapse guarantee keeps the contract in force, even if the contractholder's account balance is insufficient to cover all of the contract charges, provided that the contractholder has continually paid a specified minimum premium.

        In November 2006, Principal Life established a wholly owned reinsurance subsidiary, Principal Reinsurance Company of Vermont ("PVT"), which reinsures a portion of our universal life "secondary" or "no-lapse" guarantee provisions through an intercompany reinsurance agreement with Principal Life. The transaction, which was accompanied with a third party letter of credit issued to PVT and guaranteed by Principal Financial Group, Inc.("PFG"), reduced our statutory capital requirements and allowed us to redeploy capital for other general corporate purposes.

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and term life insurance products. Participating products and term life insurance products represented 10% and 6%, respectively, of our individual life insurance annualized first year premium sales for the year ended December 31, 2006, and 32% and 24%, respectively, of individual life insurance in force as of December 31, 2006. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to change the premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

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

        Group Health Insurance.    As of December 31, 2006, we provided group medical insurance benefits to more than 21,600 employer customers and their 643,000 employees and dependents. Our traditional group medical insurance plans provide reimbursement of medical expenses for insured employees and their dependents. These members are responsible for deductibles, co-payments and co-insurance. Our products are well-positioned to address our members' preferences for a variety of provider choices and preferred provider discounts. Through our wholly owned subsidiary, HealthRisk Resource Group, LLC., we negotiate discounts with providers on claims for which we have no other pre-arranged discount.

        Our consumer-driven health care plans offer greater flexibility for employers and more opportunity for members to take charge of their health and health care. We offer Health Reimbursement Arrangements ("HRA") and Health Savings Accounts. The Principal HRA is an employer funded benefit plan that allows the employer to design a consumer driven health care program to meet their specific needs. The employer determines if a deductible applies before the HRA, what percentage the HRA reimburses, the maximum benefit, the ability to roll over the funds to future periods, and accessibility of the funds when employment has ended. The Principal Health Savings Account ("Principal HSA") can be funded by employers and employee members. Money can be contributed pre-tax and grows tax free. Funds can be used to pay for qualified medical expenses tax free. The account is portable from job to job or from work to retirement. The Principal HSA is coupled with a high deductible health plan, typically either insured or administered by Principal Life. The Principal HSA features a checking account with a debit card and certificates of deposit through Principal Bank and investment options through Princor Financial Services Corporation. Because of these internal resources and expertise, we are uniquely positioned to offer competitive and high-quality health savings account plans and high deductible health plans.

        Fee-for-Service.    We offer administration of group medical, dental, disability, and vision benefits on a fee-for-service basis to almost 370 self-insured employers and their approximately 1.1 million employees and dependents as of December 31, 2006. The acquisition of J.F. Molloy and Associates in 2004 added 106 self-insured employers.

        We also recognize the importance of promoting healthy behavior. Our 2004 acquisition of J.F. Molloy and Associates included Molloy Wellness Company. The wellness company, now known as Principal Wellness Company, brought expertise in providing wellness screenings, counseling and services to employers and their employees, demonstrating health improvement through reduced health insurance claim costs, reduced absenteeism and increased employee productivity. This preventative focus is currently being integrated into both our fully-insured and fee-for-service offerings. We provide wellness services to almost 300 employers and nearly 105,000 employees.

Specialty Benefits

        Specialty Benefits, including group dental, vision and life insurance, as well as individual and group disability insurance, are an important component of the employee benefit offering at small-to-medium size businesses. We offer both traditional employer sponsored and voluntary products for group dental, vision, life, and disability. We began selling our first specialty benefit products in 1941 with group disability and group life insurance. We began selling individual disability insurance in 1952 and group dental and group vision insurance in the late 1960's.

Products and Services

        Group Dental and Vision Insurance.    Group dental and vision insurance plans provide partial reimbursement for dental and vision expenses. As of December 31, 2006, we had approximately 37,000 group dental and vision insurance policies in force covering more than 913,000 employee lives. According to LIMRA, we were the third largest group dental insurer in terms of number of contracts/employer groups in force in 2005. In addition to indemnity and PPO dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Principal Dental Services, Inc. subsidiary.

        Group Life Insurance.    Group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2006, we had over 53,000 group policies providing $113.0 billion of group life insurance in force to approximately 2.2 million employee lives. According to LIMRA in 2005, we were ranked third in the U.S. in terms of the number of life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 95% and 5% respectively of our total group life insurance in force as of December 31, 2006. As of January 1, 2004, we no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance provides a benefit to insured employees who become disabled. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. Long-term disability represents 62% of total group disability premium, while short-term disability represents 38% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2006, we served approximately 1.4 million employee lives under nearly 30,000 contracts, with our group short-term disability business being ranked fourth and our group long-term disability business being ranked seventh in the U.S. as of December 31, 2005, in terms of number of contracts/employer groups in force, according to LIMRA.

        Individual Disability Insurance.    Individual disability insurance products provide a benefit to the insured member in the event he/she becomes disabled. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business overhead expenses for a disabled business owner, and for the purchase by the other business owners of the disabled business owner's interests in the business. As of December 31,

2006, we served approximately 105,000 individual disability policyholders, with our individual disability business being ranked seventh in the U.S. as of December 31, 2005, in terms of premium in force, according to LIMRA.

Life and Health Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 74% of individual life sales and 64% of individual disability sales for the year ended December 31, 2006, based on first year annualized premium.

        We distribute our individual insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 56% of individual life insurance sales based on first year annualized premium and 19% of individual disability sales for the year ended December 31, 2006. We had 1,029 affiliated financial representatives in 29 offices. Although they are independent contractors, we have a close tie with affiliated financial representatives and offer them benefits, training and access to tools and expertise. To meet the needs of the various markeing channels, particularly the independent brokers, we employ wholesale distributors — Advance Planning Regional Vice Presidents for individual life and Disability Income Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Advance Planning Regional Vice Presidents, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

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

        The non-medical group insurance market continues to see a shift to voluntary/worksite products. In keeping with this market change, which shifts the funding of such products from the employer to the employee, we have enhanced our focus on our voluntary benefits platform. We believe the voluntary/worksite market presents growth opportunities, and we will continue to develop strategies to capitalize on this expanding market.

        As of December 31, 2006, we had 131 medical and non-medical sales representatives and 113 service representatives in 42 offices. Our medical and non-medical sales representatives accounted for 73% of our group insurance sales for the year ended December 31, 2006. The group sales force plays a key role in the ongoing servicing of the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans and solving any administrative issues; communicating the customers' needs and feedback to us; and helping employees understand the benefits of their plans.

        Rogers Benefit Group is a marketing and service organization that represents major high quality insurance carriers specializing in group medical, life, disability and dental insurance plans. Our relationship with Rogers Benefit Group dates back to its creation in 1970. It accounted for 25% of our group insurance sales for the year ended December 31, 2006.

Corporate and Other Segment

        Our Corporate and Other segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate and Other segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other after-tax adjustments not allocated to the segments based on the nature of such items.

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

        Competition in the retirement services market is very fragmented. Our main competitors in this market include Fidelity, Nationwide, AXA, Mass Mutual and Manulife. We believe the infrastructure and system support needed to meet the needs of the small and medium-sized business market is a significant barrier to entry for our competitors. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than we do. There were over 8,131 mutual funds in the U.S. as of November 30, 2005 according to the Investment Company Institute 2006 Mutual Fund Fact Book. The institutional asset management market has grown at a rapid pace over the last decade. Our primary competitors in this market are large institutional asset management firms, such as J.P. Morgan Chase, Morgan Stanley Investment Management and T. Rowe Price, some of which offer a broader array of investment products and services and are better known. The asset management business has relatively few barriers to entry and continually attracts new entrants. The variable annuity market is also highly competitive. As we expand into additional distribution channels for this product, we will face strong competition from Nationwide and Hartford. Competition in the international markets in which we operate comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in a partnership with local firms, including ING, AXA, Allianz and AIG. In the highly competitive life and health insurance business, our competitors include other insurers such as UNUM, Guardian, Northwestern Mutual Life, Manulife, Blue Cross and Blue Shield organizations, and health maintenance organizations such as United Health Care and Aetna. We believe we distinguish ourselves from our competitors through our:

  •
  full-service platform;

  •
  strong customer relationships;

  •
  focus on financial performance; and

  •
  performance-oriented culture.

Ratings

        Insurance companies are assigned financial strength ratings by rating agencies based upon factors relevant to policyholders. Financial strength ratings are generally defined as opinions as to an insurer's financial strength and ability to meet ongoing obligations to policyholders. Information about ratings provides both industry participants and insurance consumers meaningful insights on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

        Principal Life has been assigned the following long-term insurance financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 16 rating levels
Fitch Ratings	AA ("Very Strong") with a stable outlook	Third highest of 21 rating levels
Moody's Investors Service	Aa2 ("Excellent") with a stable outlook	Third highest of 21 rating levels
Standard & Poor's Rating Services	AA ("Very Strong") with a stable outlook	Third highest of 21 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing obligations to policyholders. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contractholder obligations on a timely basis. Moody's ratings for insurance companies range from "Aaa" to "C". Moody's indicates that "Aa" ratings are assigned to those companies that have demonstrated excellent financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "R". Standard & Poor's indicates that "AA" ratings are assigned to those companies that have demonstrated very strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors.

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

Risk Management

        Like all financial services companies, we are exposed to a wide variety of financial, operational, and other risks, as described in Item 1A, "Risk Factors". Effective enterprise risk management is, therefore, a key component of our business model. Enterprise risk management enables us to:

  •
  identify and successfully manage those risks that present profitable growth opportunities, and walk away from those that do not;

  •
  avoid surprises and deliver on the promises that we make; and

  •
  balance the sometimes competing demands of our various stakeholders, meet our customer obligations, satisfy regulatory requirements, and optimize shareholder returns relative to the risks we take.

        We use a variety of methods to help us identify, monitor, measure, communicate, and manage our risks within established limits and risk tolerances.

        Our Board of Directors and senior management are knowledgeable of and accountable for key risks. Our Board meets at least quarterly and regularly hears reports from the Chief Executive Officer, the Chief Operating Officer, the business unit Presidents, the Chief Financial Officer, and the Chief Investment Officer. The Board has several committees, which include the Audit Committee, the Human Resources Committee, and the Nominating and Governance Committee, that meet at least quarterly and address various aspects of risks. In addition, the Board of Directors and senior management receive quarterly updates from the Chief Risk Officer.

        We also have several senior management groups and committees that meet on a regular and frequent basis to discuss various issues and risks associated with our businesses. These committees encompass numerous functions such as discussing and setting business unit and company strategy, reviewing and approving potential uses of corporate capital, and setting investment policy and reviewing its implementation. Many key members of senior management serve on multiple committees, allowing them to provide oversight and take a holistic view of our key risks.

        Our enterprise risk management program is executed via a federated model. The Chief Risk Officer and the corporate risk units are independent of the business units, and work closely with the business units, providing oversight and integration of all risk management activities. Each business unit is responsible for identifying, monitoring, measuring, and managing its risks, as well as monitoring how its risks impact our overall risk exposure. The business units provide risk reports to the Chief Risk Officer quarterly with current risk management information.

        We have established risk tolerances from an overall corporate perspective as well as for specific types of risks. All potentially significant actions are considered in terms of the possible impact on our risk profile, including the capital required, the impact on near term and long-term earnings, and the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage, and other ratios and metrics. We monitor a variety of risk metrics on an on-going basis and make any necessary adjustments to help us stay within our established risk tolerances. We have developed a Business Continuity Program that identifies critical business functions and includes plans for their protection and recovery in the event of a disaster or other business interruption. We continually monitor emerging risks, and we regularly build upon our already strong risk management practices to incorporate updated modeling tools, processes, and metrics.

Employees

        As of December 31, 2006, we had 15,289 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

Internet Website

        Our Internet website can be found at www.principal.com. We make available free of charge on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. Also available free of charge on our Internet website, and in print to any requesting stockholder, is our code of business conduct and ethics, corporate governance guidelines, and charters for the audit, human resources, and nominating and governance committees of our board of directors. Also see Item 10, "Directors, Executive Officers and Corporate Governance."

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

        We are subject to the risk that the issuers of the fixed maturity securities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2006, our U.S. investment operations held $42.4 billion of fixed maturity securities, or 75% of total U.S. invested assets, of which approximately 4.7% were below investment grade, including $16.9 million, or 0.04% of our total fixed maturity securities which we classified as either "problem," "potential problem," or "restructured." See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — U.S. Investment Results — Fixed Maturity Securities." As of December 31, 2006, our international investment operations held $2.3 billion of fixed maturity securities, or 69% of total international invested assets. Some of these securities have been rated on the basis of the issuer's country credit rating while others have not been rated by external agencies, which makes the assessment of credit quality more difficult. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturity securities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, especially those with balloon payments, could decrease our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $10.1 billion represented 17% of our total invested assets as of December 31, 2006. As of December 31, 2006, loans that were in the process of foreclosure totaled $10.6 million, or 0.11% of our commercial mortgage loan portfolio. The performance of our commercial mortgage loan portfolio, however, may fluctuate in the future. An increase in the delinquency rate of our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2006, approximately $8.3 billion, or 82%, of our commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with larger dollar amounts of payments becoming due in the later years of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with standard repayment schedules. Since most of the principal is being repaid at maturity, the amount of loss on a default is generally greater than on other commercial mortgage loans. An increase in defaults on such loans as a result of the foregoing factors could harm our financial strength and reduce our net income.

  We may have difficulty selling our privately placed fixed maturity securities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturity securities.

        As of December 31, 2006, our privately placed fixed maturity securities, commercial mortgage loans and real estate investments represented approximately 41% of the value of our invested assets. If we require significant amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner, or both.

  Derivative instruments may not be honored by counterparties resulting in ineffective hedging of our risks.

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments, including interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, total return swaps, bond forwards, mortgage-backed security forwards, commodity swaps and options, with a number of counterparties. If, however, our counterparties fail to honor their obligations under the derivative instruments, we will have failed to effectively hedge the related risk. That failure may harm our financial strength and reduce our profitability.

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

        Credit extensions in the state of California accounted for 17%, or $1.8 billion, of our commercial mortgage loan portfolio as of December 31, 2006. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may experience delinquencies on the portion of our commercial mortgage loan portfolio located in California in the future, which may harm our financial strength and reduce our profitability.

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

        Each of our segments faces strong competition. The primary competitors for our U.S. Asset Management and Accumulation segment are asset managers, banks, broker-dealers and insurers. Our ability to increase and retain assets under management is directly related to the performance of our investments as measured against market averages and the performance of our competitors. Even when securities prices are generally rising, performance can be affected by investment styles. Also, there is a risk that we may not be able to attract and retain the top talent needed to compete in our industry.

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

        We attempt to significantly reduce the impact of changes in interest rates on the profitability and surplus of our asset accumulation and life and health insurance operations. We accomplish this reduction primarily by managing the duration of our assets relative to the duration of our liabilities. During a period of rising interest rates, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of DPAC relating to these contracts, which would further reduce our net income.

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

        Our earnings depend significantly upon the extent to which our actual claims experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The liability that we have established for future policy benefits is based on assumptions concerning a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year, as measured by premiums. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our reserves from period to period, particularly for our health and disability insurance products. To the extent that actual claims experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

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

We may need to fund deficiencies in our Closed Block assets.

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

        We allocated assets to the Closed Block as of July 1, 1998 in an amount such that we expect their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continues, and to allow for appropriate adjustments in such scales if the experience changes. We bear the costs of expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2006, Closed Block assets and liabilities were $4,824.0 million and $5,821.3 million, respectively.

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

A pandemic, terrorist attack, or other catastrophic event could adversely affect our earnings.

        Our mortality and morbidity experience could be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce, and reduced economic activity. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the value and liquidity of the company's invested assets. We may also experience operational disruptions if our employees are unable or unwilling to come to work due to a pandemic or other catastrophe. We have developed extensive contingency plans to minimize the risk of operational disruptions. In addition, our use of reinsurance reduces our exposure to adverse mortality experience. Despite these measures, we may still be exposed to losses in the event of a pandemic, terrorist attack, or other catastrophe.

Our reinsurers could default on their obligations or increase their rates, which could adversely impact our earnings and profitability.

        We cede material amounts of insurance to other insurance companies through reinsurance. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1 Nature of Operations and Significant Accounting Policies." However, we remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. If a reinsurer fails to meet its obligations, we will be forced to cover the claims on the reinsured policies. In addition, a reinsurer insolvency may cause us to lose our reserve credits on the ceded business, in which case the Principal would be required to establish additional reserves.

        The premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions which limit the reinsurer's ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates that it charges on a block of in-force business, our profitability may be negatively impacted if we are not able to pass the increased costs on to the customer. If reinsurers raise the rates that they charge on new business, we may be forced to raise the premiums that we charge, which could have a negative impact on our competitive position.

        To mitigate the risks associated with the use of reinsurance, we carefully select our reinsurers, and we monitor their ratings and financial condition on a regular basis. We also spread our business among several reinsurers, in order to diversify our risk exposure.

We may encounter difficulty integrating WM Advisors, Inc. and may incur substantial costs in connection with the integration.

        Integrating WM Advisors, Inc. into our business operations will be a complex, time-consuming and expensive process. We may encounter substantial difficulties, costs and delays in integrating WM Advisors, Inc., including difficulties and expenses we did not anticipate, such as

  •
  difficulties in retaining or attracting new portfolio managers, sales representatives and wholesalers;

  •
  difficulties in retaining or attracting management and other key employees;

  •
  difficulties in assimilating employees;

  •
  difficulties in the integration of operations and systems;

  •
  difficulties in keeping existing clients or obtaining new clients; and

  •
  diversion of management's attention to integration matters.

        As a result, we may not be able to realize the expected revenue growth and other benefits we hope to achieve from the acquisition of WM Advisors, Inc. In addition, we may be required to spend additional time or money on integration that we would otherwise spend on the development and expansion of our business.

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

        The Economic Growth and Tax Relief Reconciliation Act of 2001 amended the federal estate tax laws by increasing the amount of the unified credit beginning in 2002, thereby increasing the amount of property not subject to the estate tax. The Act also gradually reduces the federal estate tax rate over a period of years beginning in 2002, and repeals the tax entirely in 2010. The law in effect prior to the Act, however, is reinstated for years after 2010. Through the year ended December 31, 2006, we received recurring premium of $29.4 million for survivorship life insurance policies we have sold. A significant number of these policies were purchased for the purpose of providing cash to pay federal estate taxes. The reduction of the federal estate tax and temporary repeal could result in policyholders reducing coverage under, or surrendering, these policies.

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

        Accounting standards are subject to change and can negatively impact our profitability. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1 Nature of Operations and Significant Accounting Policies." The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

        Several years ago the International Accounting Standards Board ("IASB") and the Financial Accounting Standards Board (the "FASB") launched a project to converge International Financial Reporting Standards ("IFRS") and U.S. generally accepted accounting principles ("U.S. GAAP"). Progress has been made in recent years by both Boards in reducing key differences between the two sets of standards. There are many differences between U.S. GAAP and IFRS that impact those using, preparing, auditing or regulating cross-border financial reporting. Most recently, a joint project to develop a common conceptual framework that converges and improves upon the framework of the two Boards has been undertaken. As the project to converge IFRS and U.S. GAAP and their respective conceptual frameworks continue, current GAAP fundamentals may be modified to become consistent with IFRS, which may result in changes in the financial statements of U.S. companies.

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

  •
  the classified board,

  •
  the director's discretion in determining what he or she reasonably believes to be in the best interests of Principal Financial Group, Inc.,

  •
  the liability of directors, and

  •
  the elimination of the prohibition on stockholder actions by written consent.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own 25 properties in our home office complex in Des Moines, Iowa and in various other locations. Of these 25 properties, 10 are office buildings, 2 are warehouse facilities, 12 are parking lots and ramps, and 1 is a park/green space. Of the office and warehouse space, we occupy approximately 92% of the 2.78 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. Of the parking properties there are approximately 5,323 stalls. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3.    Legal Proceedings

        We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life, health and disability insurance. Some of the lawsuits are class actions, or purport to be, and some include claims for punitive damages. In addition, regulatory bodies, such as state insurance departments, the SEC, the National Association of Securities Dealers, Inc., the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, Employee Retirement Income Security Act ("ERISA") and laws governing the activities of broker-dealers.

        Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues. Beginning in March of 2005, we have received subpoenas and interrogatories from the offices of the Attorneys General of New York and Connecticut seeking information related to compensation agreements with brokers and agents and the sale of retirement products and services. We are cooperating with these inquiries. To date, none of these Attorneys General investigations has resulted in any action against us. We are, however, engaged in discussions with the Connecticut and New York Attorney General's Office with respect to broker payments relating to sales of our single premium group annuity products, which primarily fund terminating defined benefit plans. At this point, we cannot predict the outcome of these discussions. We have received other requests from regulators and other governmental authorities relating to other industry issues and may receive additional such requests, including subpoenas and interrogatories, in the future.

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

        On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. The Complaint alleges, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives "revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans" and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Principal Life has filed its Answer and a Motion to Transfer and intends to aggressively defend the lawsuit. Plaintiff further alleges that these acts constitute prohibited transactions under ERISA. Plaintiff seeks to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained "revenue sharing" fees from mutual funds. Plaintiff seeks declaratory, injunctive and monetary relief. Principal Life intends to aggressively defend the lawsuit.

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

        J. Barry Griswell, 57, has been Chairman and Chief Executive Officer of the Company and Principal Life since 2002, a director of the Company since 2001, and a Principal Life director since 1998. Prior thereto, he had been President of the Company from April 2001 until June 2006, Chief Executive Officer of the Company since April 2001, and President and Chief Executive Officer of Principal Life since January 2000. He is a Chartered Life Underwriter, a Chartered Financial Consultant and a LIMRA Leadership Institute Fellow. Mr. Griswell is a director of Herman Miller, Inc., an office furnishings designer and manufacturer. He is Chairman of the Board and Chair of the Board's Executive Committee.

        John E. Aschenbrenner, 57, who heads the Life and Health Insurance division of our operations, has been President, Insurance and Financial Services, of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President of the Company since April 2001, and Executive Vice President of Principal Life since January 2000. Mr. Aschenbrenner serves as a director of the Principal Mutual Funds.

        Michael H. Gersie, 58, has been Executive Vice President and Chief Financial Officer of the Company since April 2001, and Executive Vice President and Chief Financial Officer of Principal Life since January 2000.

        Daniel J. Houston, 45, was named Executive Vice President, Retirement and Investor Services, in June 2006. He has served as a Senior Vice President of Principal Life since 2000.

        Ellen Z. Lamale, 53, has been Senior Vice President and Chief Actuary of the Company since April 2001, and Senior Vice President and Chief Actuary of Principal Life since June 1999.

        Julia M. Lawler, 47, has been Senior Vice President and Chief Investment Officer of the Company and of Principal Life since July 2002. From 2000 - 2002, she was President of the Real Estate Equity Group of Principal Global Investors, LLC. From 1999 - 2000, she was Vice President — Capital Markets.

        James P. McCaughan, 53, who heads the Global Asset Management division of our operations, has been President, Global Asset Management of the Company and of Principal Life since December 2003. Prior to that time, he served as Executive Vice President and global head of asset management for the Company and Principal Life since April 2002. From 2000 - 2002, he was CEO of the Americas division of Credit Suisse Asset Management in New York, New York.

        Mary A. O'Keefe, 50, who heads Corporate Relations and Strategic Development, has been Senior Vice President and Chief Marketing Officer of the Company and Principal Life since February 2005, Senior Vice President of the Company since April 2001, and Senior Vice President of Principal Life since January 1998.

        Gary P. Scholten, 49, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since November 2002. From 1998 - 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 52, has been Executive Vice President and General Counsel of the Company and of Principal Life since February 2004. Prior thereto, she was Senior Vice President and General Counsel of the Company since April 2001, and Senior Vice President and General Counsel of Principal Life since January 2000.

        Norman R. Sorensen, 61, has been President of Principal International, Inc. since 1998, Senior Vice President, International Asset Accumulation, of the Company since April 2001, and Senior Vice President of Principal Life since December 1998.

        Larry D. Zimpleman, 55, has been President and Chief Operating Officer since June 2006, and heads the Retirement and Investor Services division of our operations. He has been President, Retirement and Investor Services of the Company and of Principal Life since December 2003. Prior thereto, he served as head of our International Asset Accumulation business since January 2003, our U. S. Asset Accumulation business since February 2002, and Executive Vice President of the Company and Principal Life since August 2001. Previously, Mr. Zimpleman was Senior Vice

President of Principal Life from June 1999 — August 2001. Mr. Zimpleman serves on the Company's Board and as Chairman of the Board and a director of the Principal Mutual Funds.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 20, 2007, there were 494,151 stockholders of record of our common stock.

        The following table presents the high and low prices for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2006
First quarter	$50.72	$45.91	—
Second quarter	$55.93	$48.51	—
Third quarter	$56.47	$52.62	—
Fourth quarter	$59.40	$53.75	$0.80
2005
First quarter	$41.96	$37.61	—
Second quarter	$42.30	$36.80	—
Third quarter	$48.37	$41.80	—
Fourth quarter	$52.00	$45.78	$0.65

        We declared an annual cash dividend of $0.80 per common share on November 7, 2006, and paid such dividend on December 15, 2006, to stockholders of record on the close of business on November 22, 2006. We declared an annual cash dividend of $0.65 per common share on November 2, 2005, and paid such dividend on December 16, 2005, to stockholders of record on the close of business on November 17, 2005. Future dividend decisions will be based on and affected by a number of factors, including our operating results and financial requirements and the impact of regulatory restrictions. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends.

        The following table presents the amount of our share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)(3)(4)
January 1, 2006 - January 31, 2006	886,250	$47.19		886,200	$208.2
February 1, 2006 - February 28, 2006	824,276	$48.14		814,895	$169.0
March 1, 2006 - March 31, 2006	1,672,028	$49.06		1,655,200	$87.7
April 1, 2006 - April 30, 2006	1,102,043	$49.58		1,102,000	$33.1
May 1, 2006 - May 31, 2006	8,296,702	$64.26	(3)	8,296,702	$—
June 1, 2006 - June 30, 2006	—	$—		—	$—
July 1, 2006 - July 31, 2006	—	$—		—	$—
August 1, 2006 - August 31, 2006	—	$—		—	$—
September 1, 2006 - September 30, 2006	84,406	$53.59		—	$—
October 1, 2006 - October 31, 2006	218	$52.25		—	$—
November 1, 2006 - November 30, 2006	1,664,568	$—	(3)	1,664,568	$250.0
December 1, 2006 - December 31, 2006	—	$—		—	$250.0

Total	14,530,491			14,419,565

(1)
The number of shares includes shares of common stock utilized to execute certain stock incentive awards in 2006: 50 shares in January, 9,381 shares in February, 16,828 shares in March, 43 shares in April, 84,406 shares in September, and 218 shares in October.

(2)
In November 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. On May 18, 2006, the program announced in November 2005 was completed.

(3)
In May 2006, our Board of Directors authorized a repurchase program of up to $500.0 million of our outstanding common stock. We paid $500.0 million and received the initial delivery of 7.7 million common shares, while retaining the right to receive additional common shares depending on the volume weighted average share price of our common stock over the program's duration. The program was completed in November 2006. Under this program, we purchased 9.3 million common shares at an average price of $53.59.

(4)
On November 28, 2006, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. As of December 31, 2006, no purchases have been made under this program.

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information of Principal Financial Group, Inc. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006 and 2005 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2003 and 2002 and as of December 31, 2004, 2003 and 2002 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2006(1)	2005(1)	2004(1)	2003	2002
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenues:
Premiums and other considerations	$4,305.3	$3,975.0	$3,710.0	$3,630.7	$3,877.8
Fees and other revenues	1,902.5	1,717.8	1,491.7	1,196.5	954.2
Net investment income	3,618.0	3,360.1	3,224.0	3,229.4	3,173.1
Net realized/unrealized capital gains (losses)	44.7	(11.2)	(104.8)	(63.2)	(374.1)

Total revenues	$9,870.5	$9,041.7	$8,320.9	$7,993.4	$7,631.0

Income from continuing operations, net of related income taxes	$1,033.7	$891.5	$700.9	$644.7	$446.4
Income (loss) from discontinued operations, net of related income taxes(2)	30.6	27.5	130.4	105.0	(23.2)

Income before cumulative effect of accounting changes	1,064.3	919.0	831.3	749.7	423.2
Cumulative effect of accounting changes, net of related income taxes(3)	—	—	(5.7)	(3.4)	(280.9)

Net income	1,064.3	919.0	825.6	746.3	142.3
Preferred stock dividends(4)	33.0	17.7	—	—	—

Net income available to common stockholders	$1,031.3	$901.3	$825.6	$746.3	$142.3

Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share
Basic	$3.67	$3.03	$2.24	$1.98	$1.27
Diluted	$3.63	$3.01	$2.23	$1.97	$1.27
Net income per share:
Basic	$3.78	$3.13	$2.64	$2.29	$0.41
Diluted	$3.74	$3.11	$2.62	$2.28	$0.41
Common shares outstanding at year-end (in millions)	268.4	280.6	300.6	320.7	334.4
Weighted-average common shares outstanding for the year	272.9	287.9	313.3	326.0	350.2
Weighted-average common shares and potential common shares outstanding for the year for computation of diluted earnings per share (in millions)	275.5	289.9	314.7	326.8	350.7
Cash dividends per common share	$0.80	$0.65	$0.55	$0.45	$0.25
Balance Sheet Data:
Total assets	$143,658.1	$127,035.4	$113,798.1	$107,754.4	$89,870.6
Long-term debt	$1,553.8	$898.8	$843.5	$1,374.3	$1,332.5
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	0.1	0.1	—	—	—
Common stock	3.8	3.8	3.8	3.8	3.8
Additional paid-in capital	8,141.8	8,000.0	7,269.4	7,153.2	7,106.3
Retained earnings	2,824.1	2,008.6	1,289.5	630.4	29.4
Accumulated other comprehensive income	846.9	994.8	1,313.3	1,171.3	635.8
Treasury stock, at cost	(3,955.9)	(3,200.1)	(2,331.7)	(1,559.1)	(1,118.1)

Total stockholders' equity	$7,860.8	$7,807.2	$7,544.3	$7,399.6	$6,657.2

	As of or for the year ended December 31,
	2006(1)	2005(1)	2004(1)	2003	2002
	($ in millions, except as noted)
Other Supplemental Data:
Assets under management ($in billions)	$256.9	$195.2	$167.0	$144.3	$110.5
Number of employees (actual)	15,289	14,507	13,976	14,976	15,038

(1)
For a discussion of items materially affecting the comparability of 2006, 2005, and 2004, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

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

(4)
On June 16, 2005, we issued 13.0 million shares of non-cumulative perpetual preferred stock under our shelf registration. We declared preferred stock dividends of $33.0 million and $17.7 million in 2006 and 2005, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2006, compared with December 31, 2005, and our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

        Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in any of our ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, and impact existing liabilities, any of which could adversely affect our profitability and financial condition; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (10) the pattern of amortizing our DPAC on our SFAS 97 products may change, impacting both the level of the asset and the timing of our operating earnings; (11) we may need to fund deficiencies in our Closed Block assets; (12) a pandemic, terrorist attack, or other catastrophic event could adversely affect our earnings; (13) our reinsurers could default on their obligations or increase their rates, which could adversely impact our earnings and profitability (14) we may encounter difficulty integrating WM Advisors, Inc. and may incur substantial costs in connection with the integration; (15) changes in laws, regulations or accounting standards may reduce our profitability; (16) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (17) fluctuations in foreign currency exchange rates could reduce our profitability; and (18) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.

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

        Our historical results contained a Mortgage Banking segment, which engaged in originating, purchasing, selling and servicing residential mortgage loans in the U.S. On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc., described further in "Transactions Affecting Comparability of Results of Operations."

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

  •
  ability to price our life and health insurance products at a level that enables us to earn a margin over the cost of providing benefits and the related expenses;

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

Valuation of Invested Assets

        Fixed Maturities, Available-for-Sale.    Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify our fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value in the statement of financial position. The fair values of our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, 23% of our invested asset portfolio is invested in fixed maturity securities that are private market assets, where there are no readily available market quotes to determine the fair market value. These assets are valued using a spread pricing matrix. Securities are grouped into pricing categories that vary by asset class, sector, rating, and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. An interest rate increase in the range of 20 to 100 basis points, while holding credit spreads constant, produces total values of $38.1 billion and $36.7 billion, as compared to the recorded amount of $38.5 billion related to our fixed maturity, available-for-sale assets held by the Principal Life general account as of December 31, 2006. This portfolio has a weighted average life of 7 years. An analysis of historical changes in the 7-year Treasury rate supports our belief that an interest rate change of 20 to 100 basis points is reasonably likely.

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

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers; and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security until it recovers in value. Any of these situations could result in a charge to net income in a future period. At December 31, 2006, we had $16,464.3 million in available-for-sale fixed maturity securities with gross unrealized losses totaling $308.5 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Net income would be reduced by approximately $308.5 million, on a pre-tax basis, if all the securities were deemed to be other than temporarily impaired.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2006, commercial mortgage loans aggregated to $10,090.3 million. Commercial mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

        DPAC of non-participating term life and individual disability insurance policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy.

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

        DPAC are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. If loss recognition is necessary, DPAC are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

        The total DPAC asset balance as of December 31, 2006, was $2.4 billion. Based on historical experience, we believe a 1% change in the long-term investment performance rate assumption on separate accounts in our DPAC models is reasonably likely. Such a change would cause an estimated $9.2 million change in the DPAC asset as of December 31, 2006. Also, removing the mean reversion methodology from the DPAC asset calculation would increase the December 31, 2006 DPAC balance by $0.8 million.

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, prescribes the methods of establishing reserves.

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

        Future policy benefits and claims also include reserves for incurred but unreported health, disability and life insurance claims. We recognize claims costs in the period the service was provided to our policyowners. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging medical cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. For the years ending 2006, 2005 and 2004, the amount of the claim reserve adjustment made in that period for prior period estimates was within a reasonable range given our normal claim fluctuations.

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

        The assumed discount rate is determined by projecting future benefit payments and discounting those cash flows using rates based on the Bloomberg AA Finance yield to maturity curves. For 2006 year-end, we set the discount rate at 6.15%. A 0.25% decrease in the discount rate would increase pension benefits Projected Benefit Obligation ("PBO") and the 2007 Net Periodic Pension Cost ("NPPC") by approximately $58.9 million and $8.7 million, respectively. A 0.25% decrease in the discount rate would increase other post-retirement benefits Accumulated Postretirement Benefit Obligation ("APBO") and the 2007 Net Periodic Benefit Cost ("NPBC") by approximately $8.5 million and $0.8 million, respectively. A 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with that noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy, and the tax structure of the trusts. For the 2006 NPPC and 2006 NPBC, an 8.25% and 7.3% weighted average long-term rate of return was used, respectively. For the 2007 NPPC and 2007 NPBC, an 8.25% and 7.3% weighted average long-term rate of return assumption will be used, respectively. A 0.25% decrease in the long-term rate of return would increase 2007 NPPC by approximately $3.5 million and the 2007 NPBC by approximately $1.2 million. A 0.25% increase in this rate would result in a decrease to expense at the same levels. The expected return on plan assets is based on the fair market value of plan assets as of September 30, 2006.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

        We acquired the following businesses, among others, during the past three years:

        WM Advisors, Inc.    On July 25, 2006, we announced a definitive agreement to acquire WM Advisors, Inc. ("WM Advisors") and its subsidiaries from Washington Mutual, Inc. WM Advisors, with approximately $28.0 billion in assets under management, provides investment advisory services to mutual funds, variable trust funds and asset allocation portfolios to approximately 800,000 shareholder accounts nationwide. We closed the transaction on December 31, 2006, for a total cost of $741.1 million in cash, subject to closing adjustments.. The operations of WM Advisors, Inc. are reported and consolidated in our U.S. Asset Management and Accumulation segment.

        Principal Global Services Private Limited    In December 2005, we formed Principal Global Services Private Limited ("PGS"), which began operations in Pune, India, as of August 2006. PGS employees perform services for our U.S. operations including claims data entry, 401(k) processing, IT coding/application development, and IT quality assurance. PGS start up costs are reported in our Corporate and Other segment through 2006. Beginning in 2007, expenses will be allocated to segments for which services are performed.

        Principal Commercial Funding II.    On October 24, 2005, Principal Real Estate Investors and U.S. Bank National Association announced that they agreed to create Principal Commercial Funding II, a jointly-owned business that will compete in the CMBS market. Principal Real Estate Investors is the real estate investment arm of Principal Global Investors. U.S. Bank National Association is the principal banking subsidiary of U.S. Bancorp. The new company is the CMBS platform for both Principal Real Estate Investors and U.S. Bank National Association and focuses on securitizing commercial mortgages originated by both Principal Real Estate Investors and U.S. Bank National Association on its behalf. Principal Commercial Funding II began operations immediately, and began contributing collateral to securitizations during the first quarter of 2006. The operations of Principal Commercial Funding II are reported in our U.S. Asset Management and Accumulation segment using the equity method of accounting.

        CCB-Principal Asset Management Company, Ltd.    On August 7, 2005, we announced that we entered into a joint venture agreement with China Construction Bank ("CCB") to market mutual funds in the People's Republic of China. We closed the transaction on September 19, 2005 with a 25% ownership in CCB-Principal Asset Management Company, Ltd. The operations of CCB-Principal Asset Management Company, Ltd. are reported in our International Asset Management and Accumulation segment using the equity method of accounting.

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

        ABN AMRO Trust Services Company.    On December 17, 2004, we entered into a strategic agreement to acquire ABN AMRO Trust Services Company ("Principal Services Trust Company"), the Chicago-based pension and retirement business of ABN AMRO. As of December 31, 2004, Principal Services Trust Company provided full-service defined contribution recordkeeping and investment services in the U.S., administering approximately 280 401(k) plans with more than 120,000 participants, representing $4.0 billion in full-service account values. The transaction closed on December 31, 2004 and the business was fully integrated into full-service accumulation in early 2006.

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

Dispositions

        We entered into disposition agreements or disposed of the following businesses, among others, during the past three years:

        Principal Dental Services, Inc.    Effective July 1, 2006, we sold five dental offices which were substantially all of the assets of Dental Net Group, one component of Principal Dental Services, Inc. The realized gain was reported in our Life and Health segment.

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

        Real Estate Investments.    In 2005 and 2006, we sold certain real estate properties previously held for investment purposes. These properties qualify for discontinued operations treatment; therefore, the income from discontinued operations has been removed from our results of continuing operations for all periods presented. The gains on disposal are reported as other after-tax adjustments in our Corporate and Other segment. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows.

        The properties were sold to take advantage of positive real estate market conditions in specific geographic locations and to further diversify our real estate portfolio.

        Selected financial information for the discontinued operations related to our real estate investments is as follows:

	December 31,
	2006	2005
	(in millions)
Assets
Real estate	$—	$99.3
All other assets	—	3.9

Total assets	$—	$103.2

Liabilities
All other liabilities	$—	$4.5

Total liabilities	$—	$4.5

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Total revenues	$(0.5)	$2.8	$2.5

Income from discontinued operations:
Income (loss) before income taxes	$(0.5)	$2.8	$2.5
Income taxes (benefits)	(0.2)	1.0	0.9
Gain on disposal of discontinued operations	47.5	34.3	—
Income taxes on disposal	16.6	12.0	—

Net income	$30.6	$24.1	$1.6

        Principal International Argentina S.A.    On July 2, 2004, we closed the sale of PI Argentina, our subsidiary in Argentina, and its wholly owned subsidiaries, Principal Life Compañía de Seguros, S.A. and Principal Retiro Compañía de Seguros de Retiro, S.A. Our total after-tax proceeds from the sale were approximately U.S. $29.2 million.

        The decision to sell PI Argentina was made with a view toward focusing our resources, executing in core strategic priorities and markets and meeting stockholders expectations. Changing market dynamics since the 2001 economic crisis in Argentina led us to conclude that the interests of our stockholders would best be served by our exit of this market.

        PI Argentina qualified for discontinued operations treatment, therefore, the income from discontinued operations has been removed from our results of continuing operations and segment operating earnings for all periods presented in our International Asset Management and Accumulation segment. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows.

        Selected financial information for the discontinued operations of PI Argentina is as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Total revenues	$—	$—	$5.8

Income from discontinued operations:
Income before income taxes(1)	$—	$—	$0.3
Income taxes(1)	—	—	0.1
Loss on disposal of discontinued operations	—	—	(15.9)
Income tax benefits on disposal	—	—	(25.7)

Net income	$—	$—	$10.0

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 2, 2004, sale of PI Argentina and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

        Principal Residential Mortgage, Inc.    On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our total after-tax proceeds from the sale were approximately $620.0 million. Our Mortgage Banking segment, which includes Principal Residential Mortgage, Inc., is accounted for as a discontinued operation, and therefore, the income from discontinued operations (excluding corporate overhead) has been removed from our results of continuing operations and segment operating earnings for all periods presented. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment and is included in our results of continuing operations and segment operating earnings for all periods prior to July 1, 2004.

        The decision to sell Principal Residential Mortgage, Inc. was made with a view toward intensifying our strategic focus on our core retirement and risk protection business as well as achieving our longer-term financial objectives. In addition, the sale was also viewed as a positive move for our stockholders as it allows us to move forward from an improved capital position, with better financial flexibility and greater stability of earnings.

        Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Total revenues	$—	$—	$446.1

Loss from continuing operations, net of related income taxes (represents corporate overhead)	$—	$—	$(10.3)
Income (loss) from discontinued operations
Income before income taxes	—	—	48.3
Income taxes	—	—	18.3
Gain (loss) on disposal of discontinued operations	—	(1.7)	134.7
Income taxes relating to the disposal of discontinued operations	—	3.3	42.4

Income (loss) from discontinued operations, net of related income taxes	—	(5.0)	122.3

Net income (loss)	$—	$(5.0)	$112.0

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 1, 2004, sale of Principal Residential Mortgage, Inc. and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

        Our U.S. Asset Management and Accumulation segment held residential mortgage banking escrow deposits (reported as other liabilities) as of December 31, 2003. The purchaser (or acquirer) closed out the banking escrow deposit accounts as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the year ended December 31, 2004 was $(5.6) million. Loss from discontinued operations net of related income taxes, for the year ended December 31, 2004, was $3.5 million.

        BT Financial Group.    On October 31, 2002, we sold substantially all of BT Financial Group to Westpac. Our total after-tax proceeds from the sale were approximately U.S. $900.0 million. This amount includes cash proceeds from Westpac, tax benefits and a gain from unwinding the hedged asset associated with our investment in BT Financial Group.

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

        Changes to the loss on discontinued operations due to the close of a tax audit resulted in an increase to net income of $8.4 million in 2005. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows.

Other

        Principal Reinsurance Company of Vermont.    In November 2006, Principal Life established a wholly owned reinsurance subsidiary, Principal Reinsurance Company of Vermont, which reinsures a portion of our universal life "secondary" or "no-lapse" guarantee provisions through an intercompany reinsurance agreement with Principal Life. The transaction, which was accompanied with a third party letter of credit issued to PVT and guaranteed by PFG, reduced our statutory capital requirements and allowed us to redeploy capital for other general corporate purposes.

        Senior Note Issuance.    On October 16 and December 5, 2006, we issued $500.0 million and $100.0 million, respectively, of senior notes from our shelf registration, which was filed with the SEC in December 2003. The notes will bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, beginning on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

        SBB Mutual Berhad and SBB Asset Management Sdn Bhd.    On October 30, 2006, our joint venture company in Malaysia, CIMB-Principal, announced its intention to purchase the mutual fund and asset management companies of the former Southern Bank Bhd ("SBB"), SBB Mutual Berhad and SBB Asset Management Sdn Bhd. On February 5, 2007, we invested an additional RM$192.4 million Malaysian ringgits ("RM$") (approximately U.S. $55.1 million) to retain our 40% ownership interest in the larger CIMB-Principal.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted $5.4 million, $7.1 million and $1.7 million for the years ended December 31, 2006, 2005, and 2004 respectively as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

Stock-Based Compensation Plans

        As of December 31, 2006, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan ("Stock-Based Compensation Plans"). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units.

        The compensation cost that was charged against income for the Stock-Based Compensation Plans was $65.5 million, $52.2 million and $47.5 million, and the related income tax benefit recognized in the income statement was $21.3 million, $16.9 million and $15.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. For awards with graded vesting, we use an accelerated expense attribution method. The total compensation cost capitalized as part of the cost of an asset was $3.4 million, $1.6 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Beginning in 2006, we granted performance share awards to certain employees under the 2005 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited and no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards.

        The total compensation cost related to nonvested awards not yet recognized is $40.5 million. This compensation cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Pension and 401(k) Benefit Expense

        Effective January 1, 2006, we made changes to our retirement program, including the Principal Select Savings Plan ("401(k)") and the Principal Pension Plan ("Pension Plan") and the corresponding nonqualified plans. The qualified and nonqualified Pension Plans' changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors, and the removal of the cost of living adjustments for traditional benefits earned after January 1, 2006. The qualified and nonqualified 401(k) Plans' company match increased from 50% of a 6% deferral to 75% of an 8% deferral. The Pension Plan changes reduced the Pension Plan expense in 2006, while the 401(k) changes increased the 401(k) expense.

        The 2006 annual pension benefit expense for substantially all of our employees and certain agents was $34.6 million pre-tax, which was a $14.0 million decrease from the 2005 pre-tax pension expense of $48.6 million. This decrease is due to the reduction in the Pension Plan formulas and asset performance in excess of our 8.5% long-term assumption. Partially offsetting this was an increase attributable to the use of a lower discount rate and lower long-term asset return assumption. The discount rate used to develop the 2006 expense was lowered to 5.75%, down from the 6.0% discount rate used to develop the 2005 expense. The long-term asset assumption was also lowered to 8.25%, down from the 8.50% assumption used to develop the 2005 expense. The 2006 decrease in pension expense was offset by an approximately $19.7 million increase in the qualified and nonqualified 401(k) Plans' company matching expense resulting from the January 1, 2006 changes.

        The 2007 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $24.0 million pre-tax, which is a $10.6 million decrease from the 2006 pre-tax pension expense of $34.6 million. This decrease is due to the increase in discount rate and asset performance in excess of our 8.25% assumption. The discount rate used to develop the 2007 expense was raised to 6.15%, up from the 5.75% discount rate used to develop the 2006 expense. The long-term asset assumption remained at 8.25%.

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1 Nature of Operations and Significant Accounting Policies."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Revenues:
Premiums and other considerations	$4,305.3	$3,975.0	$3,710.0
Fees and other revenues	1,902.5	1,717.8	1,491.7
Net investment income	3,618.0	3,360.1	3,224.0
Net realized/unrealized capital gains (losses)	44.7	(11.2)	(104.8)

Total revenues	9,870.5	9,041.7	8,320.9
Expenses:
Benefits, claims and settlement expenses	5,692.4	5,282.9	4,959.5
Dividends to policyholders	290.7	293.0	296.7
Operating expenses	2,558.7	2,342.1	2,185.6

Total expenses	8,541.8	7,918.0	7,441.8

Income from continuing operations before income taxes	1,328.7	1,123.7	879.1
Income taxes	295.0	232.2	178.2

Income from continuing operations, net of related income taxes	1,033.7	891.5	700.9
Income from discontinued operations, net of related income taxes	30.6	27.5	130.4

Income before cumulative effect of accounting changes	1,064.3	919.0	831.3
Cumulative effect of accounting change, net of related income taxes	—	—	(5.7)

Net income	1,064.3	919.0	825.6
Preferred stock dividends	33.0	17.7	—

Net income available to common stockholders	$1,031.3	$901.3	$825.6

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Premiums and other considerations increased $330.3 million, or 8%, to $4,305.3 million for the year ended December 31, 2006, from $3,975.0 million for the year ended December 31, 2005. The increase reflected a $331.6 million increase from the Life and Health segment primarily due to strong sales and stable retention in our specialty benefits business and growth in our health insurance business.

        Fees and other revenues increased $184.7 million, or 11%, to $1,902.5 million for the year ended December 31, 2006, from $1,717.8 million for the year ended December 31, 2005. U.S. Asset Management and Accumulation fees and other revenues increased $192.1 million primarily related to an increase in account values stemming from continued strong net cash flow and strong performance in the equity markets resulting in an increase in asset management fees.

        Net investment income increased $257.9 million, or 8%, to $3,618.0 million for the year ended December 31, 2006, from $3,360.1 million for the year ended December 31, 2005. The increase was related to a $2,331.9 million, or 4%, increase in average invested assets and cash and to an increase in annualized investment yields. The yield on average invested assets and cash was 6.0% for the year ended December 31, 2006, compared to 5.8% for the year ended December 31, 2005.

        Net realized/unrealized capital gains increased $55.9 million to $44.7 million of net realized/unrealized capital gains for the year ended December 31, 2006, from $11.2 million of net realized/unrealized capital losses for the year ended December 31, 2005. The increase in net realized gains was due to the gain on the sale of stock of an equity method investment ($44.3 million), fewer losses on the mark to market adjustment related to derivatives activities ($15.2 million), the non-recurrence of an impairment of an equity partnership interest ($14.4 million), the recovery of previously impaired securities as the result of a litigation claim received in 2006 ($12.9 million), more gains from the mark to market and sales of activities of equity securities ($12.5 million), fewer losses on credit triggered bond sales ($7.3 million), a software impairment in 2005 with no corresponding activity in 2006 ($5.9 million), and more gains as the result of the mark to market of certain seed money investments ($4.4 million). Offsetting these increases were more other than temporary declines in the value of fixed maturity securities resulting from the determination that we no longer had the ability and intent to hold these securities until recovery due to our need to finance the acquisition of WM Advisors ($12.4 million) and a large recovery of previously impaired securities as the result of a litigation settlement that occurred in 2005 ($52.1 million).

        The following table highlights the contributors to net realized/unrealized capital gains and losses for the year ended December 31, 2006.

	For the year ended December 31, 2006
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(32.1)	$10.0	$(14.6)	$(36.7)
Fixed maturity securities, trading	—	1.0	—	1.0
Equity securities(2)	1.0	22.4	—	23.4
Mortgage loans on real estate(3)	2.4	—	—	2.4
Derivatives	—	—	(4.7)	(4.7)
Other(4)	—	64.3	(5.0)	59.3

Total	$(28.7)	$97.7	$(24.3)	$44.7

(1)
Impairments include $14.6 million of credit impairment write-downs and $16.5 million in realized credit recoveries on the sale of previously impaired assets. As the result of the need to fund the acquisition of WM Advisors, impairments also include $12.4 million of write-downs that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value. This loss is net of the recovery realized on the subsequent sale of the securities. Credit losses include $0.6 million in realized gains and $22.2 million in realized losses related to credit triggered sales. Other gains (losses) include $5.9 million in net gains as the result of prepayment activity, gross realized gains of $12.1 million and gross realized losses of $8.0 million. Included in the gross realized losses of $8.0 million is $6.3 million that resulted from the sale of certain hybrid securities that had a regulatory classification change that resulted in increased capital requirements.

(2)
Impairments include $1.0 million in realized recoveries on sale of previously impaired assets. Other gains (losses) include $21.8 million in mark to market of net realized/unrealized gains on trading equity securities, gross realized gains of $1.4 million and gross realized losses of $0.8 million.

(3)
Impairments include $2.5 million in realized losses due to the sale of commercial mortgage loans, $3.6 million in realized recoveries on the sale of previously impaired commercial mortgage loans, a $2.1 million decrease in the commercial mortgage valuation allowance, and a $0.7 million increase in the residential mortgage valuation allowance held by our international operations.

(4)
Other gains (losses) include a $44.3 million realized gain on the sale of stock of an equity method investment and $16.2 million in mark to market of net realized/unrealized gains on certain seed money investments.

        Benefits, claims and settlement expenses increased $409.5 million, or 8%, to $5,692.4 million for the year ended December 31, 2006, from $5,282.9 million for the year ended December 31, 2005. The increase was primarily due to a $290.1 million increase from the Life and Health Insurance segment, primarily due to growth in the our specialty benefits and health insurance businesses. The increase also reflected a $130.9 million increase from the U.S. Asset Management and Accumulation segment, primarily due to an increase in cost of interest credited, higher benefit payments, and an increase in reserves stemming from an increase in sales related to our payout annuities with life contingencies.

        Dividends to policyholders decreased $2.3 million, or 1%, to $290.7 million for the year ended December 31, 2006, from $293.0 million for the year ended December 31, 2005. The decrease was due to a $4.1 million decrease from the U.S. Asset Management and Accumulation segment related to our participating pension full-service accumulation products. The lower dividends were primarily due to lower dividend payouts stemming from a lower interest rate environment and a dividend reserve methodology change implemented in the second quarter of 2006. Partially offsetting the decrease was a $1.8 million increase in dividends to policyholders from the Life and Health Insurance segment related to the dividend scale changes effective in February 2006.

        Operating expenses increased $216.6 million, or 9%, to $2,558.7 million for the year ended December 31, 2006, from $2,342.1 million for the year ended December 31, 2005. The increase reflected a $124.7 million increase from the U.S. Asset Management and Accumulation segment, primarily due to increases in staff related costs, management fees paid and DPAC amortization. The increase was also primarily due to a $39.7 million increase from the Life and Health Insurance segment primarily resulting from growth in our specialty benefits and insured medical businesses partially offset by lower DPAC amortization from the individual universal and variable universal life business. In addition, the increase reflected a $36.3 million increase from the Corporate and Other segment, primarily due to a contribution to the Principal Financial Group Foundation, Inc., an increase in interest expense related to issuance of corporate debt, and increased interest expense on federal income tax activities.

        Income taxes increased $62.8 million, or 27%, to $295.0 million for the year ended December 31, 2006, from $232.2 million for the year ended December 31, 2005. The effective income tax rate was 22% for the year ended December 31, 2006, and 21% for the year ended December 31, 2005. The effective income tax rate for the year ended December 31, 2006 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, interest exclusion from taxable income, and tax refinements in Mexico and Chile. The effective income tax rate for the year ended December 31, 2005 was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits on our investment in a synthetic fuel production facility, and interest exclusion from taxable income.

        As a result of the foregoing factors and the inclusion of income from discontinued operations, net of related income taxes, net income increased $145.3 million, or 16% to $1,064.3 million for the year ended December 31, 2006, from $919.0 million for the year ended December 31, 2005. In 2006, the income from discontinued operations was related to our sale of certain real estate properties previously held for investment purposes. In 2005, the income from discontinued operations was related to gains on the sales and operating revenues of real estate properties that qualify for discontinued operations treatment and changes to the estimated loss on the disposal of BT Financial Group partially offset by the negative impact of a change in the estimated gain from the discontinued operations for Principal Residential Mortgage, Inc.

        Preferred stock dividends increased $15.3 million, or 86%, to $33.0 million for the year ended December 31, 2006, from $17.7 million for the year ended December 31, 2005. The preferred stock dividends increase was a result of issuing preferred stock in June 2005.

        Net income available to common stockholders increased $130.0 million, or 14%, to $1,031.3 million for the year ended December 31, 2006, from $901.3 million for the year ended December 31, 2005.

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

        Fees and other revenues increased $226.1 million, or 15%, to $1,717.8 million for the year ended December 31, 2005, from $1,491.7 million for the year ended December 31, 2004. The increase was primarily due to a $194.1 million increase from the U.S. Asset Management and Accumulation segment primarily related to an increase in account values and assets under management, modest performance in the equity markets and our acquisitions of Principal Services Trust Company and Columbus Circle.

        Net investment income increased $136.1 million, or 4%, to $3,360.1 million for the year ended December 31, 2005, from $3,224.0 million for the year ended December 31, 2004. The increase was primarily related to a $2,343.2 million, or 4%, increase in average invested assets and cash. The yield on average invested assets and cash was 5.8% for the years ended December 31, 2005 and 2004.

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

        The following table highlights the contributors to net realized/unrealized capital gains and losses for the year ended December 31, 2005.

	For the year ended December 31, 2005
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$16.6	$10.6	$(45.8)	$(18.6)
Fixed maturity securities, trading	—	(2.4)	—	(2.4)
Equity securities(2)	(3.0)	9.9	—	6.9
Mortgage loans on real estate(3)	1.3	—	—	1.3
Derivatives	—	—	17.2	17.2
Other(4)	(14.4)	9.8	(11.0)	(15.6)

Total	$0.5	$27.9	$(39.6)	$(11.2)

(1)
Impairments include $28.6 million of credit impairment write-downs and $74.0 million in realized credit recoveries on the sale of previously impaired assets. Credit losses include $2.0 million in realized gains and $30.8 million in realized losses related to credit triggered sales. Other gains (losses) include $16.2 million in net gains as the result of prepayment activity, gross realized gains of $21.5 million and gross realized losses of $27.1 million. Included in the $27.1 million of losses is an $11.0 million loss related to a large investment that was called from us in September.

(2)
Impairments include $3.0 million of credit impairment write-downs. Other gains (losses) include $9.3 million in mark to market of net realized/unrealized gains on trading equity securities, gross realized gains of $3.1 million and gross realized losses of $2.5 million.

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

        Operating expenses increased $156.5 million, or 7%, to $2,342.1 million for the year ended December 31, 2005, from $2,185.6 million for the year ended December 31, 2004. The increase reflected a $160.4 million increase from the U.S. Asset Management and Accumulation segment, primarily due to growth in our asset management business, an increase in compensation costs and due to our acquisitions of Principal Services Trust Company and Columbus Circle.

        Income taxes increased $54.0 million, or 30%, to $232.2 million for the year ended December 31, 2005, from $178.2 million for the year ended December 31, 2004. The effective income tax rate was 21% for the year ended December 31, 2005, and 20% for the year ended December 31, 2004. The effective income tax rates for the year ended December 31, 2005 and 2004, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits on our investment in a synthetic fuel production facility, and interest exclusion from taxable income.

        As a result of the foregoing factors and the inclusion of income from discontinued operations and the cumulative effect of accounting change, net of related income taxes, net income increased $93.4 million, or 11%, to $919.0 million for the year ended December 31, 2005, from $825.6 million for the year ended December 31, 2004. The income from discontinued operations for the year ended December 31, 2005, was related to gains on the sales and operating revenues of real estate properties that qualify for discontinued operations treatment and changes to the estimated loss on the disposal of BT Financial Group partially offset by the negative impact of a change in the estimated gain from the discontinued operations for Principal Residential Mortgage, Inc. The income from discontinued operations for the year ended December 31, 2004, was related to our sale of Principal Residential Mortgage, Inc., the sale of our Argentine companies, and operating revenues of real estate properties that qualify for discontinued operations treatment. The cumulative effect of accounting change was related to our implementation of Statement of Position 03-1 Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts in 2004.

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

        The following table presents segment information as of or for the years ended December 31, 2006, 2005 and 2004:

	As of or for the year ended December 31,
	2006	2005	2004
	(in millions)
Operating revenues by segment
U.S. Asset Management and Accumulation	$4,511.6	$4,133.8	$3,761.6
International Asset Management and Accumulation	605.4	604.5	518.4
Life and Health Insurance	4,736.2	4,387.5	4,181.3
Corporate and Other(1)	(27.4)	(59.1)	(23.0)

Total segment operating revenues	9,825.8	9,066.7	8,438.3
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	44.2	(22.2)	(114.9)
Subtract:
Operating revenues from discontinued real estate investments	(0.5)	2.8	2.5

Total revenue per consolidated statements of operations	$9,870.5	$9,041.7	$8,320.9

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$645.1	$538.4	$499.0
International Asset Management and Accumulation	71.8	71.0	40.3
Life and Health Insurance	282.5	274.4	256.2
Mortgage Banking(3)	—	—	(10.3)
Corporate and Other	(27.3)	(21.4)	(20.4)

Total segment operating earnings, net of related income taxes	972.1	862.4	764.8
Net realized/unrealized capital gains (losses), as adjusted(2)	18.0	(20.6)	(62.3)
Other after-tax adjustments(4)	41.2	59.5	123.1

Net income available to common stockholders per consolidated statements of operations	$1,031.3	$901.3	$825.6

Assets by segment:
U.S. Asset Management and Accumulation(5)	$117,950.0	$103,506.1	$94,394.6
International Asset Management and Accumulation	8,101.0	6,856.2	3,642.0
Life and Health Insurance	14,364.5	14,080.2	13,185.4
Corporate and Other(6)	3,242.6	2,592.9	2,576.1

Total consolidated assets	$143,658.1	$127,035.4	$113,798.1

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

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Net realized/unrealized capital gains (losses)	$44.7	$(11.2)	$(104.8)
Certain market value adjustments to fee revenues	(1.3)	(12.1)	(8.0)
Recognition of front-end fee revenues	0.8	1.1	(2.1)

Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	44.2	(22.2)	(114.9)
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	5.4	(0.7)	6.2
Capital gains distributed	(11.8)	(5.8)	(4.4)
Minority interest capital gains	(7.7)	(2.5)	(0.3)

Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs and sales inducement costs, capital gains distributed, and minority interest capital gains	30.1	(31.2)	(113.4)
Income tax effect	(12.1)	10.6	51.1

Net realized/unrealized capital gains (losses), as adjusted	$18.0	$(20.6)	$(62.3)

(3)
Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment and was included in our results of continuing operations and segment operating earnings prior to July 1, 2004.

(4)
For the year ended December 31, 2006, other after-tax adjustments of $41.2 million included (1) the positive effects of: income from discontinued operations related to (a) a gain on the sale of a real estate property that qualifies for discontinued operations treatment ($30.9 million) and (b) a favorable court ruling on a contested IRS issue for 1991 and later years ($18.8 million) and (2) the negative effect of a contribution to the Principal Financial Group Foundation, Inc. ($8.5 million). For the year ended December 31, 2005, other after-tax adjustments of $59.5 million included (1) the positive effects of: (a) a release of income tax reserves related to IRS tax matters ($33.8 million); (b) gains on sales of real estate properties that qualify for discontinued operations treatment ($22.3 million) and (c) a change in the estimated loss on disposal of BT Financial Group ($8.4 million) and (2) the negative effect from a change in the estimated gain on disposal of Principal Residential Mortgage, Inc. ($5.0 million). For the year ended December 31, 2004, other after-tax adjustments of $123.1 million included (1) the positive effects of: (a) the discontinued operations and estimated gain on disposal of Principal Residential Mortgage, Inc. ($118.8 million) and (b) the discontinued operations and estimated gain on disposal of our Argentine companies ($10.0 million) and (2) the negative effect from a cumulative change in accounting principle related to the implementation of SOP 03-1 ($5.7 million).

(5)
U.S. Asset Management and Accumulation separate account assets include shares of the Principal Financial Group stock allocated to a separate account, a result of our demutualization. The value of the separate account was $768.4 million, $726.6 million, and $782.8 million at December 31, 2006, 2005, and 2004, respectively. Changes in the fair value of the separate account are reflected in both separate account assets and separate account liabilities.

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

U.S. Asset Management and Accumulation Segment

  Asset Accumulation Trends

        Our sales of pension, institutional and other asset accumulation products and services in the U.S. have been affected by overall trends in the U.S. retirement services industry, as our customers rely less on defined benefit retirement plans, social security and other government programs. Continuing trends in the work environment include a more mobile workforce and the desire of employers to shift the market risk of retirement investments to employees by offering defined contribution plans rather than defined benefit plans. The graying of the population and recent market volatility are also driving growing interest in products generating stable income during retirement. These trends are increasing the demand for defined contribution pension arrangements such as 401(k) plans, mutual funds, annuities and bank IRAs. The "baby-boom" generation of U.S. workers has reached an age at which saving for retirement is critical and it continues to seek increased retirement savings using additional tax-advantaged investment products for retirement. Considering these trends, asset accumulation account values increased as of December 31, 2006, primarily due to significant additional gross new deposits, solid performance of the equity markets and retention of assets from existing clients. The interest rate environment remained relatively low despite an increase in interest rates that was more pronounced at the shorter durations. The S&P 500 posted a 15.8% total return contributing to a strong increase in total account values and assets under management by the end of 2006.

        The following table provides a summary of U.S. Asset Accumulation account values as of December 31, 2006, 2005 and 2004:

As of	U.S. Asset Accumulation Total account values
(in billions)
December 31, 2006	$163.3
December 31, 2005	120.3
December 31, 2004	108.6

Asset Management Trends

        Asset management services have been among the most profitable and rapidly growing sectors of the financial services industry, at both the retail and institutional level. We seek to take advantage of current trends, which indicate that both retail and institutional investors embrace specialization, providing increased fees to successful active managers with expertise in specialty and niche areas. We have experienced very good success in winning institutional asset management mandates and expect to see continued growth in this area. Our U.S. third-party assets under management increased $18.0 billion during 2006.

        The following table provides a summary of Principal Global Investors' affiliated and third-party assets under management as of December 31, 2006, 2005 and 2004:

	Principal Global Investors
As of	Affiliated assets under management	Third-party assets under management	Total assets under management
	(in billions)
December 31, 2006	$132.3	$59.1	$191.4
December 31, 2005	103.4	41.1	144.5
December 31, 2004	97.0	29.4	126.4

  U.S. Asset Management and Accumulation Segment Summary Financial Data

        The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the years indicated:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$462.3	$455.2	$370.1
Fees and other revenues	1,412.5	1,230.9	1,035.9
Net investment income	2,636.8	2,447.7	2,355.6

Total operating revenues	4,511.6	4,133.8	3,761.6
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	2,392.1	2,265.3	2,099.8
Operating expenses	1,288.4	1,167.9	1,014.2

Total expenses	3,680.5	3,433.2	3,114.0

Operating earnings before income taxes	831.1	700.6	647.6
Income taxes	186.0	162.2	148.6

Operating earnings	645.1	538.4	499.0
Net realized/unrealized capital losses, as adjusted	(23.1)	(12.8)	(97.1)
Other after-tax adjustments	—	—	(5.0)

U.S. GAAP Reported:
Net income available to common stockholders	$622.0	$525.6	$396.9

(1)
Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Premiums and other considerations increased $7.1 million, or 2%, to $462.3 million for the year ended December 31, 2006, from $455.2 million for the year ended December 31, 2005. The increase resulted from a $44.9 million increase in individual payout annuity business primarily due to increased sales from certain distribution channels. Partially offsetting the overall increase was a $37.8 million decrease in full-service payout sales primarily related to single premium group annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

        Fees and other revenues increased $181.6 million, or 15%, to $1,412.5 million for the year ended December 31, 2006, from $1,230.9 million for the year ended December 31, 2005. Full-service accumulation fees and other revenue increased $98.9 million primarily due to an increase in account values stemming from continued strong net cash flow and strong performance in the equity markets. Principal Global Investors fees and other revenues increased $49.0 million primarily due to continued growth in management fees related to our real estate, fixed income and equity businesses. In addition, our mutual fund fees and other revenue contributed $29.0 million to the segment increase primarily due to higher management fees stemming from an increase in average assets under management and increased sales.

        Net investment income increased $189.1 million, or 8%, to $2,636.8 million for the year ended December 31, 2006, from $2,447.7 million for the year ended December 31, 2005. The increase reflects an increase in the average annualized yield on invested assets and cash, which was 5.9% for the year ended December 31, 2006, compared to 5.7% for the year ended December 31, 2005. In addition, the increase in net investment income resulted from a $1,860.3 million, or 4%, increase in average invested assets and cash for the segment.

        Benefits, claims and settlement expenses, including dividends to policyholders, increased $126.8 million, or 6%, to $2,392.1 million for the year ended December 31, 2006, from $2,265.3 million for the year ended December 31, 2005. The increase primarily resulted from an $82.6 million increase in our individual annuity business due to several factors, including an increase in cost of interest credited, higher benefit payments, and an increase in reserves stemming from an increase in sales related to our payout annuities with life contingencies. In addition, our investment only benefits, claims and settlement expenses increased $68.9 million primarily due to an increase in cost of interest credited on this block of business as a result of an increase in account values and an increase in the rate of interest credited, as a result of market conditions. Partially offsetting the overall increase was a $35.2 million decrease in our full-service payout business as a result of decreased sales of single premium group annuities with life contingencies.

        Operating expenses increased $120.5 million, or 10%, to $1,288.4 million for the year ended December 31, 2006, from $1,167.9 million for the year ended December 31, 2005. The increase primarily resulted from a $66.1 million increase in our full-service accumulation operating expenses due to increases in staff related costs, management fees paid and DPAC amortization. In addition, Principal Global Investors operating expenses increased $27.8 million due to an increase in expenses associated with growth in average assets under management and, to a lesser extent, the fact that expenses associated with the origination of securitized mortgages are now expensed rather than deferred and recognized as a reduction in securitization revenue, as was the case prior to the U.S. Bank joint venture. Furthermore, individual annuity operating expenses increased $15.4 million primarily due to strong growth in our block of business.

        Income taxes increased $23.8 million, or 15%, to $186.0 million for the year ended December 31, 2006, from $162.2 million for the year ended December 31, 2005. The effective income tax rate for this segment was 22% for the year ended December 31, 2006, and 23% for the year ended December 31, 2005. The effective income tax rates for the years ended December 31, 2006 and 2005, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

        As a result of the foregoing factors, operating earnings increased $106.7 million, or 20%, to $645.1 million for the year ended December 31, 2006, from $538.4 million for the year ended December 31, 2005.

        Net realized/unrealized capital losses, as adjusted, increased $10.3 million, or 80%, to $23.1 million for the year ended December 31, 2006, from $12.8 million for the year ended December 31, 2005. The increase in net realized losses was due to a $24.3 million recovery of previously impaired securities in 2005 as the result of litigation. In addition, the increase was due to fewer gains on commercial mortgages offset by fewer mark to market losses related to derivatives activities, the recovery of previously impaired securities as the result of a litigation claim received in 2006, more gains from the mark to market and sales activities of equity securities, and fewer other than temporary declines in the value of certain fixed maturity securities.

        As a result of the foregoing factors net income available to common stockholders increased $96.4 million, or 18%, to $622.0 million for the year ended December 31, 2006, from $525.6 million for the year ended December 31, 2005.

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

        Fees and other revenues increased $195.0 million, or 19%, to $1,230.9 million for the year ended December 31, 2005, from $1,035.9 million for the year ended December 31, 2004. Full-service accumulation fees and other revenues increased $118.3 million primarily due to continued strong net cash flow, modest performance in the equity markets and our acquisition of Principal Services Trust Company. Also contributing to the overall increase was a $69.4 million increase in Principal Global Investors fees and other revenues, which was primarily due to our acquisition of Columbus Circle, higher real estate transaction fees, an increase in assets under management and an increase in loans securitized in 2005.

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

        Benefits, claims and settlement expenses, including dividends to policyholders, increased $165.5 million, or 8%, to $2,265.3 million for the year ended December 31, 2005, from $2,099.8 million for the year ended December 31, 2004. The increase primarily resulted from a $73.4 million increase in our full-service payout business as a result of increased sales of single premium group annuities with life contingencies. Also contributing to the increase was a $68.5 million increase in investment-only business due primarily to an increase in interest credited on this block of business stemming from higher account values. In addition, individual annuity benefits, claims and settlement expenses increased $56.3 million primarily due to an increase in cost of interest credited and amortization related to sale inducements associated with our deferred annuity business, higher benefit payments and an increase in reserves stemming from an increase in sales related to our life payout annuity business. Partially offsetting the overall increase was a $32.3 million decrease in full-service accumulation benefits, claims and settlement expenses primarily due to lower interest credited on our non-participating deposit type business and, to a lesser extent decreases in cost of interest credited on our participating block.

        Operating expenses increased $153.7 million, or 15%, to $1,167.9 million for the year ended December 31, 2005, from $1,014.2 million for the year ended December 31, 2004. The increase primarily resulted from a $92.4 million increase in full-service accumulation operating expenses due to our acquisition of Principal Services Trust Company, an increase in compensation costs and an increase in amortization of DPAC in 2005. In addition, Principal Global Investors operating expenses increased $46.1 million primarily due to our acquisition of Columbus Circle, growth in existing operations and an increase in allocated expenses.

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

        As a result of the foregoing factors and the inclusion of other after-tax adjustments net income available to common stockholders increased $128.7 million, or 32%, to $525.6 million for the year ended December 31, 2005, from $396.9 million for the year ended December 31, 2004. For the year ended December 31, 2004, net income available to common stockholders included the negative effect of other after-tax adjustments totaling $5.0 million related to: (1) a loss from discontinued operations associated with the sale of Principal Residential Mortgage, Inc. ($3.5 million) and (2) a cumulative effect of accounting change due to our implementation of SOP 03-1 ($1.5 million).

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

        The following table provides a summary of our international asset management and accumulation business's assets under management as of December 31, 2006, 2005 and 2004:

As of	Principal International Total assets under management
(in billions)
December 31, 2006	$19.1
December 31, 2005	15.4
December 31, 2004	10.2

  International Asset Management and Accumulation Segment Summary Financial Data

        The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the years indicated:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$239.1	$247.6	$241.0
Fees and other revenues	114.0	109.2	85.9
Net investment income	252.3	247.7	191.5

Total operating revenues	605.4	604.5	518.4
Expenses:
Benefits, claims and settlement expenses	399.1	409.3	357.3
Operating expenses	144.5	128.7	112.2

Total expenses	543.6	538.0	469.5

Operating earnings before income taxes	61.8	66.5	48.9
Income taxes (benefits)	(10.0)	(4.5)	8.6

Operating earnings	71.8	71.0	40.3
Net realized/unrealized capital gains, as adjusted	10.3	8.1	17.3
Other after-tax adjustments	—	—	6.7

U.S. GAAP Reported:
Net income available to common stockholders	$82.1	$79.1	$64.3

(1)
Excludes net realized/unrealized capital gains.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Premiums and other considerations decreased $8.5 million, or 3%, to $239.1 million for the year ended December 31, 2006, from $247.6 million for the year ended December 31, 2005. The decrease primarily resulted from a $19.5 million decrease in Mexico and Chile due to decreased sales of single premium annuities with life contingencies. Partially offsetting this decrease was an $11.0 million increase in Chile due to the strengthening of the peso versus the U.S. dollar.

        Fees and other revenues increased $4.8 million, or 4%, to $114.0 million for the year ended December 31, 2006, from $109.2 million for the year ended December 31, 2005. Fees and other revenues in India and Hong Kong increased $4.8 million and $4.1 million, respectively,due to an increase in fees from growth in assets under management. In addition, fees and other revenues in Chile increased $2.2 million primarily due to growth in assets under management and increased fees from universal life insurance. Partially offsetting the increase was a $5.5 million decrease in Mexico primarily due to a refinement of accrued fee income in 2005.

        Net investment income increased $4.6 million, or 2%, to $252.3 million for the year ended December 31, 2006, from $247.7 million for the year ended December 31, 2005. The increase was primarily due to an increase of $367.8 million, or 14%, in average invested assets and cash, excluding our equity method investments, the strengthening of the Chilean peso and Brazilian real versus the U.S. dollar, and higher earnings from our equity method investments. Partially offsetting the increase was a decrease in the annualized yield on average invested assets and cash, excluding our equity method investments, which was 7.1% for the year ended December 31, 2006, compared to 8.5% for the year ended December 31, 2005.

        Benefits, claims and settlement expenses decreased $10.2 million, or 2%, to $399.1 million for the year ended December 31, 2006, from $409.3 million for the year ended December 31, 2005. The decrease primarily resulted from a $23.2 million decrease in Chile as a result of lower interest credited to customers. In addition, the decrease in reserves of $4.4 million in Mexico was a result of decreased sales of single premium annuities with life contingencies. Partially offsetting this decrease is an increase of $17.5 million due to the strengthening of the Chilean peso versus U.S. dollar.

        Operating expenses increased $15.8 million, or 12%, to $144.5 million for the year ended December 31, 2006, from $128.7 million for the year ended December 31, 2005. The increase was primarily due to a $5.4 million increase in India due to higher compensation costs in the asset management company coupled with costs from PPIAC. Hong Kong operating expenses increased $2.9 million primarily due to increased incentive compensation costs, commission expenses, and occupancy costs. Mexico operating expenses increased $1.7 million due to increased amortization related to a refinement of present value of future profits ("PVFP"), higher professional fees expenses and sales compensation in 2006. In addition, Chile operating expenses increased $1.5 million primarily due to increased compensation costs.

        Income tax benefits increased $5.5 million to $10.0 million for the year ended December 31, 2006, from $4.5 million for the year ended December 31, 2005. The increase in income tax benefits was primarily due to tax refinements in Mexico and Chile. The increase was partially offset due to a tax benefit associated with the liquidation of the Japan joint venture in 2005 and the benefit from the American Jobs Creation Act in 2005 at International headquarters.

        As a result of the foregoing factors, operating earnings increased $0.8 million, or 1%, to $71.8 million for the year ended December 31, 2006, from $71.0 million for the year ended December 31, 2005.

        Net realized/unrealized capital gains, as adjusted, increased $2.2 million, or 27%, to $10.3 million for the year ended December 31, 2006, from $8.1 million for the year ended December 31, 2005. The increase was primarily related to a $1.3 million increase in Mexico due to realized gains on fixed maturity securities. In addition, net realized/unrealized capital gains, as adjusted, increased $0.8 million in Chile. Unrealized gains on trading fixed maturities were partially offset by mark-to-market losses in 2006 on derivatives that are held to more effectively match the invested asset portfolio to our policyholder liability risks.

        As a result of the foregoing factors net income available to common stockholders increased $3.0 million, or 4%, to $82.1 million for the year ended December 31, 2006, from $79.1 million for the year ended December 31, 2005.

  Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Premiums and other considerations increased $6.6 million, or 3%, to $247.6 million for the year ended December 31, 2005, from $241.0 million for the year ended December 31, 2004. The increase primarily resulted from an $18.4 million increase in Chile and Mexico due to the strengthening of the peso versus the U.S. dollar. Partially offsetting this increase was a $10.6 million decrease in Chile due to decreased sales of single premium annuities with life contingencies.

        Fees and other revenues increased $23.3 million, or 27%, to $109.2 million for the year ended December 31, 2005, from $85.9 million for the year ended December 31, 2004. The increase was primarily due to a $15.3 million increase in Mexico resulting from a refinement of accrued fee income, improved net transfers of pension customers from competitors, and the strengthening of the peso versus the U.S. dollar. Futhermore, fees and other revenue in India increased $3.4 million due to an increase in fees from PPIAC that began operations in February 2005 and an increase in fees from growth in assets under management. In addition, fees and other revenue in Chile increased $3.3 million primarily due to an increase in mortgage loan servicing revenue, increased fees caused by growth in assets under management and the strengthening of the peso.

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

        Benefits, claims and settlement expenses increased $52.0 million, or 15%, to $409.3 million for the year ended December 31, 2005, from $357.3 million for the year ended December 31, 2004. The increase primarily resulted from a $54.5 million increase in Chile, the result of the strengthening of the peso versus the U.S. dollar, and higher interest credited to customers partially offset by a lower change in reserves due to a decrease in sales of single premium annuities with life contingencies in 2005.

        Operating expenses increased $16.5 million, or 15%, to $128.7 million for the year ended December 31, 2005, from $112.2 million for the year ended December 31, 2004. The increase was primarily due to a $4.3 million increase in Chile and Mexico resulting from strengthening of the peso versus the U.S. dollar. In addition, Mexico operating expenses increased $3.0 million due to increased marketing efforts and asset retention training for agents and employees. Furthermore, Chile operating expenses increased $2.2 million due to the impact of an impairment of PVFP stemming from declining interest rates. Also, India operating expenses increased $2.3 million due to higher compensation costs in the asset management company coupled with costs from PPIAC, which started operations in February 2005. Finally, Hong Kong operating expenses increased $2.1 million primarily due to increased costs related to consolidation of our mutual fund products, marketing costs, and compensation costs as well as DPAC unlocking.

        Income tax benefits increased $13.1 million to an income tax benefit of $4.5 million for the year ended December 31, 2005, from income tax expense of $8.6 million for the year ended December 31, 2004. A decrease of $8.9 million in Japan was primarily due to a tax benefit associated with the liquidation of the business in 2005. A decrease of $7.3 million at corporate headquarters was due to the benefit from the American Jobs Creation Act in 2005 and foreign dividend activity that generated tax expense in 2004.

        As a result of the foregoing factors, operating earnings increased $30.7 million, or 76%, to $71.0 million for the year ended December 31, 2005, from $40.3 million for the year ended December 31, 2004.

        Net realized/unrealized capital gains, as adjusted, decreased $9.2 million, or 53%, to $8.1 million for the year ended December 31, 2005, from $17.3 million for the year ended December 31, 2004. The decrease was primarily related to a $4.7 million decrease in Chile due to lower realized gains on derivatives that are held to more effectively match the invested asset portfolio to our policyholder liability risks. In addition, India net realized/unrealized capital gains, as adjusted, decreased $2.4 million due to a realized gain in 2004 on recovery of a previously impaired debt security.

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

Life and Health Insurance Segment

  Individual Life Insurance Trends

        Our life insurance premiums have been influenced by both economic and industry trends. In addition, we have continued to shift our marketing emphasis to universal and variable universal life insurance products from traditional life insurance products. Due to this shift in marketing emphasis, premiums related to our traditional life insurance products have declined, while fee revenues from our universal and variable universal life insurance products have grown.

        The following table provides a summary of our individual universal and variable universal life insurance fee revenues and our individual traditional life insurance premiums for the years ended December 31, 2006, 2005 and 2004:

	Individual life insurance
	Individual universal and variable universal life insurance
		Individual traditional life insurance
For the year ended
	Fee revenues	Premiums
	(in millions)
December 31, 2006	$225.3	$624.4
December 31, 2005	212.6	645.2
December 31, 2004	182.8	675.8

        The following table provides a summary of our individual life insurance policyholder liabilities as of December 31, 2006, 2005 and 2004:

	Individual life insurance
	Individual universal and variable universal life insurance	Individual traditional life insurance
As of	Policyholder liabilities(1)	Policyholder liabilities
	(in millions)
December 31, 2006	$3,948.6	$5,921.5
December 31, 2005	3,493.8	5,955.4
December 31, 2004	2,880.0	6,042.2

(1)
Includes separate account liabilities for policies with variable investment options.

Health Insurance Trends

        In 2006, we experienced good growth in group medical premium and fees and members due to improved pricing and market focus. While we continue to sell group medical business in 35 states plus the District of Columbia, we have sharpened our focus on 13 states. Premium revenue has grown due to both price and membership increases. The fee-for-service portion of our business had a drop in medical members and fees because of our competitive position in the market. Our fee-for-service offering is available in all 50 states plus the District of Columbia.

        Our health insurance premium and fees for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Premium and fees
For the year ended	Group medical insurance	Fee-for-service
	(in millions)
December 31, 2006	$1,861.4	$172.5
December 31, 2005	1,676.5	176.6
December 31, 2004	1,586.9	178.8

        Our covered members as of December 31, 2006, 2005 and 2004 were as follows:

	Covered medical members
As of	Group medical insurance	Fee-for-service
	(in thousands)
December 31, 2006	642.5	758.0
December 31, 2005	620.1	861.5
December 31, 2004	574.8	986.6

  Specialty Benefits Insurance Trends

        Premium and fee growth for our specialty benefits insurance business is being driven by growing sales and stable retention. This has been a result of growing and more focused distribution supporting these product lines, increasing focus on marketing products to individuals at employer worksites ("voluntary/worksite"), and the introduction of new products.

        The following table provides a summary of our specialty benefits insurance premium and fees for the years ended December 31, 2006, 2005 and 2004:

	Premium and fees
For the year ended	Group dental and vision insurance	Group life insurance	Group disability insurance	Individual disability insurance
	(in millions)
December 31, 2006	$496.3	$310.4	$254.9	$141.6
December 31, 2005	434.5	259.9	200.3	130.8
December 31, 2004	383.2	239.1	170.1	113.3

  Life and Health Insurance Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Life and Health Insurance segment for the years indicated:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$3,598.7	$3,267.1	$3,096.6
Fees and other revenues	444.2	444.3	421.9
Net investment income	693.3	676.1	662.8

Total operating revenues	4,736.2	4,387.5	4,181.3
Expenses:
Benefits, claims and settlement expenses	2,910.3	2,620.2	2,514.7
Dividends to policyholders	290.3	288.5	291.8
Operating expenses	1,110.8	1,066.3	988.7

Total expenses	4,311.4	3,975.0	3,795.2

Operating earnings before income taxes	424.8	412.5	386.1
Income taxes	142.3	138.1	129.9

Operating earnings	282.5	274.4	256.2
Net realized/unrealized capital losses, as adjusted	(3.4)	(2.3)	(8.9)
Other after-tax adjustments	—	—	(0.9)

U.S. GAAP Reported:
Net income available to common stockholders	$279.1	$272.1	$246.4

(1)
Excludes net realized/unrealized capital losses.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Premiums and other considerations increased $331.6 million, or 10%, to $3,598.7 million for the year ended December 31, 2006, from $3,267.1 million for the year ended December 31, 2005. Health insurance premiums increased $185.8 million, primarily from increased covered medical members and higher premium per member. Specialty benefits insurance premiums increased $180.4 million primarily due to strong sales and stable retention.

        Fees and other revenues decreased $0.1 million to $444.2 million for the year ended December 31, 2006, from $444.3 million for the year ended December 31, 2005. Health insurance fees and other revenues decreased $8.0 million primarily due to a decrease in fee-for-service medical members. In addition, specialty benefits fees and other revenues decreased $2.7 million due to lower dental fees resulting from the sale of the dental offices in June 2006. Partially offsetting the decreases was a $10.6 million increase from our individual life insurance business primarily due to growth in our fee-based universal and variable universal life insurance business.

        Net investment income increased $17.2 million, or 3%, to $693.3 million for the year ended December 31, 2006, from $676.1 million for the year ended December 31, 2005. The increase primarily relates to an increase in the average annualized yield on invested assets and cash and to a $118.3 million, or 1%, increase in average invested assets and cash for the segment. The yield on average invested assets and cash was 6.3% for the year ended December 31, 2006, compared to 6.2% for the year ended December 31, 2005.

        Benefits, claims and settlement expenses increased $290.1 million, or 11%, to $2,910.3 million for the year ended December 31, 2006, from $2,620.2 million for the year ended December 31, 2005. Health insurance benefits, claims and settlement expenses increased $155.1 million primarily due to higher claim costs per member and growth, somewhat offset by reserve refinements. Despite generally lower loss ratios, specialty benefits insurance benefits, claims and settlement expenses increased $115.7 million, primarily due to growth in the business.

        Dividends to policyholders increased $1.8 million, or 1%, to $290.3 million for the year ended December 31, 2006, from $288.5 million for the year ended December 31, 2005. The increase is primarily related to the dividend scale changes effective in February 2006.

        Operating expenses increased $44.5 million, or 4%, to $1,110.8 million for the year ended December 31, 2006, from $1,066.3 million for the year ended December 31, 2005. Specialty benefits insurance operating expenses increased $46.1 million due to growth in the business. Health insurance operating expenses increased $25.5 million, primarily the result of growth in the insured medical business. Partially offsetting these increases was a $27.1 million decrease in the individual life insurance operating expenses primarily due to lower DPAC amortization related to lower single premium sales and changes in claims experience in 2006.

        Income taxes increased $4.2 million, or 3%, to $142.3 million for the year ended December 31, 2006, from $138.1 million for the year ended December 31, 2005. The effective income tax rate for the segment was 33% for the years ended December 31, 2006 and 2005. The effective income tax rates for the years ended December 31, 2006 and 2005, were lower than the corporate income tax rate of 35% primarily due to interest exclusion from taxable income.

        As a result of the foregoing factors, operating earnings increased $8.1 million, or 3%, to $282.5 million for the year ended December 31, 2006, from $274.4 million for the year ended December 31, 2005.

        Net realized/unrealized capital losses, as adjusted, increased $1.1 million, or 48%, to $3.4 million for the year ended December 31, 2006, from $2.3 million for the year ended December 31, 2005. The increase primarily resulted from increased impairments in 2006 as the result of a change in our ability and intent to hold certain fixed maturity securities until recovery due to the need to fund our acquisition of WM Advisors, a $7.5 million recovery of previously impaired securities received in 2005 related to a litigation settlement, and more losses related to derivative activities. These increases were partially offset by gains in 2006 versus losses in 2005 on the sale and call activity of fixed maturity securities, a software impairment in 2005 with no corresponding activity in 2006, the recovery of previously impaired securities as the result of a litigation claim received in 2006, and increased DPAC amortization associated with losses on invested assets.

        As a result of the foregoing factors, net income available to common stockholders increased $7.0 million, or 3%, to $279.1 million for the year ended December 31, 2006, from $272.1 million for the year ended December 31, 2005.

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

        Net realized/unrealized capital losses, as adjusted, decreased $6.6 million, or 74%, to $2.3 million for the year ended December 31, 2005, from $8.9 million for the year ended December 31, 2004. The decrease is due to fewer other than temporary impairments of fixed maturity securities including a $7.5 million recovery of previously impaired securities received as the result of a litigation settlement offset in part by more losses related to the mark to market of derivative activities, a software impairment, and losses versus gains on the sale of fixed maturity securities.

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

Corporate and Other Segment

  Corporate and Other Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate and Other segment for the years indicated:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Operating Earnings Data:
Operating Revenues(1):
Total operating revenues	$(27.4)	$(59.1)	$(23.0)
Expenses:
Total expenses	(11.4)	(6.9)	47.9

Operating loss before income taxes and preferred stock dividends	(16.0)	(52.2)	(70.9)
Income tax benefits	(21.7)	(48.5)	(50.5)
Preferred stock dividends	33.0	17.7	—

Operating loss	(27.3)	(21.4)	(20.4)
Net realized/unrealized capital gains (losses), as adjusted	34.2	(13.6)	26.4
Other after-tax adjustments	41.2	64.5	—

U.S. GAAP Reported:
Net income available to common stockholders	$48.1	$29.5	$6.0

(1)
Excludes net realized/unrealized capital gains (losses).

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Total operating revenues increased $31.7 million, or 54%, to a negative $27.4 million for the year ended December 31, 2006, from a negative $59.1 million for the year ended December 31, 2005. Net investment income increased $35.3 million reflecting an increase in average annualized investment yields as well as a decrease in investment expenses related to a significant variable interest in a coal-based synthetic fuel production facility. The decrease in investment expense from this investment largely corresponds to an increase in income taxes due to fewer estimated synthetic fuel tax credits generated from fuel production. Partially offsetting the increase in total revenues was a decrease of $3.5 million in fee revenue for transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, Inc., which is mostly offset by a corresponding change in total expense.

        Total expenses decreased $4.5 million, or 65%, to a negative $11.4 million for the year ended December 31, 2006, from a negative $6.9 million for the year ended December 31, 2005. The decrease in total expenses was primarily due to a $9.8 million decrease in interest related to federal income tax activities as well as a $3.4 million decrease in transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, which is mostly offset in total revenue. The decrease in total expenses was largely offset by $12.2 million increase in interest related to the issuance of corporate debt.

        Income tax benefits decreased $26.8 million, or 55%, to $21.7 million for the year ended December 31, 2006, from $48.5 million for the year ended December 31, 2005. The decrease was primarily due to a decrease in the estimated synthetic fuel tax credits in 2006, as well as a decrease in operating loss before income taxes and preferred stock dividends.

        Preferred stock dividends increased $15.3 million, or 86%, to $33.0 million for the year ended December 31, 2006, from $17.7 million for the year ended December 31, 2005. The preferred stock dividends were a result of issuing preferred stock in June 2005.

        As a result of the foregoing factors, operating loss increased $5.9 million, or 28%, to $27.3 million for the year ended December 31, 2006, from $21.4 million for the year ended December 31, 2005.

        Net realized/unrealized capital gains, as adjusted, increased $47.8 million to $34.2 million for the year ended December 31, 2006, from $13.6 million net realized/unrealized losses for the year ended December 31, 2005. The increase was primarily due to the gain on sale of stock of an equity method investment, fewer losses on sales of invested assets, and the prior year impairment of an equity partnership interest.

        As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders increased $18.6 million, or 63%, to $48.1 million for the year ended December 31, 2006, from $29.5 million for the year ended December 31, 2005. For the year ended December 31, 2006, net income included other after-tax adjustments totaling $41.2 million related to positive effects of: (1) gains on sales of real estate properties that qualify for discontinued operations treatment ($30.9 million) (2) a favorable court ruling on contested IRS issues for 1991 and later years ($18.8 million) and the negative effect of a contribution to the Principal Financial Group Foundation, Inc. ($8.5 million).

  Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

        Total operating revenues decreased $36.1 million to a negative $59.1 million for the year ended December 31, 2005, from a negative $23.0 million for the year ended December 31, 2004. Net investment income decreased $21.5 million primarily due to the increase in investment expenses related to the acquisition of a significant variable interest in a coal-based synthetic fuel production facility in June 2004. The increase in investment expense from this investment is more than offset by a decrease in income taxes due to synthetic fuel tax credits generated from fuel production. In addition, the decrease in total revenues was partially due to a decrease of $7.7 million in fee revenue for transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, Inc., which is mostly offset by a corresponding change in total expense. Furthermore, the decrease in total revenues was due to a $5.5 million increase in inter-segment eliminations included in this segment, which was offset by a corresponding change in total expenses.

        Total expenses decreased $54.8 million to a negative $6.9 million for the year ended December 31, 2005, from a positive $47.9 million for the year ended December 31, 2004. The decrease in total expenses was partially due to a $23.0 million decrease in interest related to federal income tax audit activities as well as a $13.5 million decrease in interest related to the reduction of corporate debt. Furthermore, the decrease in total expenses was due to a $7.3 million decrease in transitional services provided to CitiMortgage, Inc., in the prior year, related to the sale of Principal Residential Mortgage, which is mostly offset in total revenue. Further contributing to the overall decrease was a $7.2 million decrease related to a prior year prepayment penalty recognized on the redemption of our surplus notes due 2024. In addition, inter-segment eliminations included in this segment increased $5.5 million, resulting in a decrease in total expenses.

        Income tax benefits decreased $2.0 million, or 4%, to $48.5 million for the year ended December 31, 2005, from $50.5 million for the year ended December 31, 2004. The decrease was primarily due to a decrease in operating loss before income taxes and preferred stock dividends, a change in income tax reserves established for IRS tax matters, as well as a tax benefit associated with the sale of a foreign investment in 2004. Largely offsetting these decreases in income tax benefits are a full year of synthetic fuel tax credits.

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

        Net realized/unrealized capital losses, as adjusted, increased $40.0 million to $13.6 million for the year ended December 31, 2005, from $26.4 million net realized/unrealized gains for the year ended December 31, 2004. The increase in net realized/unrealized capital losses was primarily due to less mark to market gains on certain seed money investments, increased losses on sales of invested assets, and the impairment of an equity partnership interest.

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

        Iowa law gives the Commissioner discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 2006 statutory results, Principal Life could pay approximately $660.4 million in stockholder dividends in 2007 without exceeding the statutory limitation. Principal Life was able to pay approximately $630.7 million in statutory dividends in 2006 based on its 2005 statutory financial results without being subject to the restrictions on payment of extraordinary stockholder dividends.

        On February 28, 2006, Principal Life declared a common stock dividend to its parent company of up to $625.0 million. The ordinary stockholder dividends paid by Principal Life to its parent company in 2006 were $426.2 million. Principal Life requested and received permission from the Commissioner to pay an extraordinary dividend in the amount of $750.0 million. The extraordinary stockholder dividends paid by Principal Life to its parent in 2006 were $750.0 million.

        On November 2, 2005, Principal Life declared a dividend of up to $300.0 million. Total stockholder dividends paid by Principal Life to its parent company in 2005 were $200.0 million.

        On May 19, 2004, Principal Life declared a dividend of up to $1.2 billion. Total ordinary stockholder dividends paid by Principal Life to its parent company in 2004 were $494.0 million. In March 2004, Principal Life redeemed $200.0 million of its surplus notes at a cost of $207.2 million. Principal Life and the Commissioner have agreed that this $207.2 million will be applied against Principal Life's 2004 ordinary dividend capacity. Principal Life requested and received permission from the Commissioner to pay an extraordinary dividend in the amount of $700.0 million, of which $630.0 million was paid in 2004.

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

        Senior Note Issuance.    On October 16 and December 5, 2006, we issued $500.0 million and $100.0 million, respectively, of senior notes from our shelf registration, for net proceeds of $597.5 million. The notes will bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, beginning on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes. Following our senior note issuance, we now have the ability to issue up to $1.85 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts, under the shelf registration.

        Preferred Stock Issuances.    On June 16, 2005, we issued 13.0 million shares of non-cumulative perpetual preferred stock under our shelf registration for net proceeds of $542.0 million. Substantially all of the preferred securities proceeds were used to repurchase shares of outstanding common stock.

        Preferred Stock Dividend Restrictions and Payments.    The certificates of designations for the preferred stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2006, we have no preferred dividend restrictions.

        On March 30, 2006, June 30, 2006, October 2, 2006, and January 2, 2007, we paid a dividend of $8.3 million, $8.2 million, $8.3 million and $8.2 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 15, 2006, June 15, 2006, September 14, 2006, and December 14, 2006, respectively.

        On September 30, 2005, and December 30, 2005, we paid a dividend of $9.4 million, and $8.3 million, respectively, equal to $1.59 per share and $1.39 per share, respectively, on Series A non-cumulative perpetual preferred stock and equal to $0.47 per share and $0.41 per share, respectively, on Series B non-cumulative perpetual preferred stock, to stockholders of record as of September 1, 2005, and December 15, 2005, respectively.

  Common Stock Issued and Treasury Stock Acquired

        Another source of liquidity is issuance of our common stock. Proceeds from the issuance of our common stock were $66.2 million and $59.9 million in 2006 and 2005, respectively.

        In 2006, we paid $214.7 million in dividends to common stockholders. We paid a dividend of $0.80 per share on December 15, 2006, to stockholders of record as of November 22, 2006. In 2005, we paid $182.2 million, or $0.65 per share, in dividends to common stockholders. In 2004, we paid $166.5 million, or $0.55 per share, in dividends to common stockholders.

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

        On November 28, 2006, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. As of December 31, 2006, no purchases have been made under this program.

        On May 19, 2006, following our Board of Directors' share repurchase authorization, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $500.0 million. On this date, we paid $500.0 million and received the initial delivery of 7.7 million common shares, while retaining the right to receive additional common shares depending on the volume weighted average share price of our common stock over the program's duration. The program was completed in November 2006. Under this program, we purchased 9.3 million common shares at an average price of $53.59.

        In November 2005, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. This program was completed in May 2006. Under this program, we acquired 5.1 million shares in the open market at an aggregate cost of $250.0 million in 2006.

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

        Our Board of Directors authorized a repurchase program of up to $700.0 million of our outstanding common stock in May 2004. We acquired 21.7 million common shares in the open market at an aggregate cost of $772.0 million during the year ended December 31, 2004. Of that amount, $625.0 million was acquired under the May 2004 repurchase program and $147.0 million was acquired under the May 2003 repurchase program which was completed in 2004.

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

        Principal Life maintains investment strategies generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer lives, such as life insurance and full-service payout pension products, are matched with assets having similar estimated lives such as mortgage loans, long-term bonds and private placement bonds. Shorter-term liabilities are matched with investments such as short and medium-term fixed maturities. In addition, highly liquid, high quality short-term investments are held to fund anticipated operating expenses, surrenders, withdrawals and development and maintenance expenses associated with new products and technologies. Our privately placed fixed maturity securities, commercial mortgage loans and real estate investments are generally less liquid than our publicly traded fixed maturity securities. These asset classes represented approximately 41% and 40% of the value of our consolidated invested assets as of December 31, 2006 and 2005 respectively. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk" for a discussion of duration matching.

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

        Principal Life takes into account asset-liability management considerations in the product development and design process. Contract terms of 98% of Principal Life's universal and variable universal life insurance products as of December 31, 2006 and 2005, include surrender and withdrawal provisions which mitigate the risk of losses due to early withdrawals. These provisions generally do one or more of the following: limit the amount of penalty-free withdrawals; limit the circumstances under which withdrawals are permitted; or assess a surrender charge or market value adjustment relating to the underlying assets. The market value adjustment feature in Principal Life's fixed annuity products adjusts the surrender value of a contract in the event of surrender prior to the end of the contract period to protect Principal Life against losses due to higher interest rates at the time of surrender.

        Our GICs and funding agreements contain provisions limiting early surrenders, including penalties for early surrenders and minimum notice requirements.

        The following table presents U.S. GAAP reserves for guaranteed investment contracts and funding agreements by withdrawal provisions as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in millions)
Book Value Out(1)
Surrenderable:
Book value out without surrender charge	$3.1	$3.7
Book value out with surrender charge	2,322.4	2,189.0

Total surrenderable	2,325.5	2,192.7

Total book value out	2,325.5	2,192.7
Market Value Out(2)
Less than 30 days' notice	—	—
30 to 89 days' notice	—	23.8
90 to 180 days' notice	950.1	335.7
More than 180 days' notice	3,261.1	3,591.8
No active surrender provision	314.8	252.3

Total market value out	4,526.0	4,203.6
Not puttable or surrenderable	19,698.2	18,037.3

Total GICs and funding agreements	$26,549.7	$24,433.6

(1)
Book Value Out: The amount equal to the sum of deposits less withdrawals with interest accrued at the contractual interest rate.

(2)
Market Value Out: The amount equal to the book value out plus a market value adjustment to adjust for changes in interest rates.

  International Asset Management and Accumulation Operations

        Our Brazilian, Hong Kong, Indian, and Mexican operations produced positive cash flow from operations for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, our Chilean, Indian and Mexican operations produced positive cash flow from operations. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations have required infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash outflow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources. Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we repatriated a portion of the capital from certain countries in 2006, 2005, and 2004.

  Sources and Uses of Cash of Consolidated Operations

        Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the year ended December 31,
Cash flows attributable to discontinued operations:
	2006	2005	2004
	(in millions)
Net cash provided by (used in) operating activities	$(1.1)	$125.1	$627.7
Net cash used in investing activities	(0.9)	(125.0)	(473.7)
Net cash provided by financing activities	—	—	600.0

        Net cash provided by operating activities was $2,278.5 million, $2,126.2 million and $2,031.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in cash provided by operating activities in 2006 compared to 2005 was primarily related to the payment in 2005 of an IRS deficiency related to the examination for 1999 - 2001. Also contributing to the increase in cash provided by operating activities was an increase in proceeds in the net mortgage loans held for sale activity, due to the transition of our CMBS platform from Principal Commercial Funding I to a newly created entity, Principal Commercial Funding II, which is accounted for under the equity method of accounting. The increase in cash provided by operating activities in 2005 compared to 2004 is due to an increase in premiums and fees and other revenues received. This increase is partially offset by increased taxes paid in 2005, largely due to the 2005 payment of an Internal Revenue Service deficiency related to the examination for 1999-2001.

        Net cash used in investing activities was $3,912.9 million, $1,483.7 million and $3,184.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in cash used in investing activities in 2006 compared to 2005 was primarily due to a decrease in sales and fewer maturities of available-for-sales securities, partially offset by a decrease in purchases of available-for-sale securities. Also contributing to the increase was an increase in mortgage loans acquired and a decrease in mortgage loans sold. The acquisition of WM Advisors in the fourth quarter of 2006 also contributed to the increase in cash used in investing activities. The decrease in cash used in 2005 for investing activities compared to 2004 is primarily due to a decrease in the net acquisitions of available-for-sale securities and mortgage loans. Offsetting this was the sale of subsidiaries, including the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc., in 2004, with no corresponding activity in 2005.

        Net cash provided by financing activities was $1,585.9 million, $546.2 million and $414.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in cash provided by financing activities in 2006 compared to 2005 was primarily due to the issuance of $600.0 million of senior notes from our shelf registration in the fourth quarter of 2006 in addition to an increase in net deposits of investment contracts and a decrease in treasury stock acquisitions in 2006 compared to 2005. Offsetting these increases in cash provided were repayments of short-term borrowings, as well as the preferred stock issuance in 2005, with no corresponding activity in 2006. The increase in cash provided by financing activities in 2005 compared to 2004 was primarily due to a preferred stock issuance in 2005, increases in short term borrowing as well as a reduction in long term debt repayments in 2005. These increases were partially offset by a decrease in net deposits of investment contracts, an increase in treasury stock acquisitions and the accelerated stock repurchase settlement.

        Given the historical cash flow of our subsidiaries and the financial results of these subsidiaries, we believe the cash flow from our consolidated operating activities over the next year will provide sufficient liquidity for our operations, as well as satisfy interest payments and any payments related to debt servicing.

  Impacts of Income Taxes

        The Internal Revenue Service (the "Service") has completed examinations of the U.S. consolidated federal income tax returns for 2003 and prior years. The Service's completion of the examinations for the years 1999 - 2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005. We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and have filed, or will file, claims for refund relating to the disputed adjustments. The examination for the years 2002 and 2003 resulted in a refund of approximately $176.7 million (including interest) of which $161.5 million related to deficiencies previously paid as a result of the 1999-2001 examination. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2003 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act included a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries. A company could elect to apply this provision to qualifying earnings that were repatriated in its 2005 tax year. Pursuant to the Act, we implemented two domestic reinvestment plans in 2005. In accordance with the provisions of the Internal Revenue Code, we elected an 85% dividend received deduction on eligible cash dividends totaling $28.8 million.

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

  •
  earnings to fixed charges.

	For the year ended December 31,
	2006	2005	2004	2003	2002
Ratio of earnings to fixed charges before interest credited on investment products	10.2	11.1	9.5	7.5	4.5
Ratio of earnings to fixed charges	2.2	2.1	2.0	1.9	1.4

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

        We calculate the ratio of "earnings to fixed charges" by dividing the sum of income from continuing operations before income taxes (BT), interest expense (I), interest factor of rental expense (IF) less undistributed income from equity investees (E) and the addition of interest credited on investment products (IC) by interest expense (I), interest factor of rental expense (IF), preferred stock dividends by the registrant (PD), dividends on majority-owned subsidiary redeemable preferred securities (non-intercompany) (D) and interest credited on investment products (IC). The formula for this ratio is: (BT+I+IF-E+IC)/(I+IF+PD+D+IC). "Interest credited on investment products" includes interest paid on guaranteed investment contracts, funding agreements and other investment-only pension products. Similar to debt, these products have a total fixed return and a fixed maturity date.

  Contractual Obligations and Commercial Commitments

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2006:

		Payments due in year ending
Contractual Obligations(1)	Total Payments	2007	2008- 2009	2010- 2011	2012 and thereafter
	(in millions)
Contractholder funds(2)	$57,615.5	$8,653.1	$12,054.9	$8,661.3	$28,246.2
Future policy benefits and claims(3)	38,503.6	1,945.2	3,231.3	3,126.5	30,200.6
Long-term debt(4)	1,553.8	143.5	94.8	578.7	736.8
Certificates of deposit(5)	870.9	430.6	376.2	60.0	4.1
Other long-term liabilities(6)	674.2	457.1	—	—	217.1
Capital leases	17.9	0.9	2.1	2.3	12.6
Long-term debt interest	1,624.9	104.2	184.8	164.9	1,171.0
Operating leases(7)	215.5	56.4	85.1	43.8	30.2
Purchase obligations(8)	739.3	707.2	23.1	9.0	—

Total contractual obligations	$101,815.6	$12,498.2	$16,052.3	$12,646.5	$60,618.6

(1)
Excludes short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Also excludes obligations under our pension and other postretirement benefit plans as benefit payments will be made under a funded plan and will not require company contributions or payments within a five-year period. In addition, separate account liabilities are excluded. Separate account liabilities represent the fair market value of funds that are separately administered by the Company. Generally, the separate account contract owner, rather than the Company, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of the Company. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statement of operations. The separate account obligations will be fully funded by cash flows from the separate account assets.

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

          We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2006 and 2005, $3,770.4 million and $3,203.6 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program as we are authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2006, $474.1 million of liabilities are outstanding with respect to the issuance outstanding under this new program.

          In addition, we are authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. As of December 31, 2006 and 2005, $3,747.9 million and $4,744.5 million, respectively, of liabilities were being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the SEC-registered program described in the following paragraph.

          We are authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In recognition of the use of nearly all $4.0 billion of initial issuance authorization, the program was amended in February 2006 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements are registered with the SEC. As of December 31, 2006 and 2005, $5,831.4 million and $3,667.9 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other two funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by Principal Financial Group, Inc.

          Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated financial statements as of December 31, 2006. The liability amount in our consolidated financial statements reflects estimated cash payments to policyholders, assumptions with regard to the timing of cash payments and discounting for interest.

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated financial statements as of December 31,2006. The liability amount in our consolidated financial statements reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

(4)
The following are included in long-term debt:

          On October 16 and December 5, 2006, we issued $500.0 million and $100.0 million, respectively, of senior notes from our shelf registration, which was filed with the SEC in December 2003. The notes will bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, beginning on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

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

          On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner and only to the extent that Principal Life has sufficient surplus earnings to make such payments.

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

          Long-term debt also includes $298.0 million of mortgages and other notes payable related to real estate developments. We, including certain subsidiaries, had $135.0 million in credit facilities as of December 31, 2006, with various financial institutions, in addition to obtaining loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2006, range from $0.3 million to $96.2 million per development with interest rates generally ranging from 5.5% to 8.6%. Outstanding principal balances as of December 31, 2005, range from $0.3 million to $97.5 million per development with interest rates generally ranging from 5.5% to 8.6%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $246.2 million and $284.1 million as of December 31, 2006 and 2005, respectively.

          In addition to the mortgages and notes payable noted above, we assumed a long-term debt obligation with the purchase of WM Advisors, Inc. As part of the purchase, we will be bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party, which was assigned a value of $86.9 million at purchase. Load mutual fund shares sold without a front end load are referred to as "B shares". In exchange for paying the selling commission, the company receives fees in the future to recover the up-front commission cost incurred. Prior to our purchase, WM Advisors, Inc. had entered into a purchase and sale agreement whereby the third party would purchase the rights to future cash flow streams in exchange for funding the sales commissions. The fair value of these relinquished fees is reported as a long-term debt liability. There will be no additional sales under this agreement following the effective date of the purchase. Therefore, this liability will be extinguished within eight years, which equates to the contractual term in which the fund can recover fees to cover the upfront commission costs.

(5)
Amounts included in the certificates of deposit line item reflect estimated cash payments to be made, including expected interest payments. Certificates of deposits are reported as other liabilities on our consolidated statement of financial position.

(6)
Other long-term liabilities include other liabilities reflected in the consolidated statement of financial position that are contractual, non-cancelable and long-term in nature. This line item excludes accruals and short-term items in the amount of $3,209.4 million.

(7)
As a lessee, we lease office space, data processing equipment and office furniture and equipment under various operating leases.

(8)
Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services in addition to commitments to originate loans and purchase investments.

  Contractual Commitments

        In connection with our banking business, we make additional commitments to extend credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these commitments are lines of credit and are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund loans were $135.7 million as of December 31, 2006.

  Short-Term Debt

        The components of short-term debt as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(in millions)
Commercial paper	$—	$349.9
Other recourse short-term debt	23.1	55.1
Non-recourse short-term debt	61.0	71.4

Total short-term debt	$84.1	$476.4

        As of December 31, 2006, we had credit facilities with various financial institutions in an aggregate amount of $887.7 million. As of December 31, 2006 and 2005, we had $84.1 million and $476.4 million of outstanding borrowings related to our credit facilities, with $74.5 million and $110.6 million of assets pledged as support, respectively. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2006.

        The weighted-average interest rates on short-term borrowings as of December 31, 2006 and 2005, were 5.6% and 4.5% respectively.

  Off-Balance Sheet Arrangements

        Variable Interest Entities.    We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5 Variable Interest Entities." We do not have a direct or contingent obligation related to our unconsolidated variable interest entities other than described below.

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

        Retained Interests in Securitized Assets.    We, along with other contributors, sell commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as a qualifying special purpose entity, they are not subject to the VIE consolidation rules. We may retain interests in the securitization transaction. At December 31, 2006 and 2005, the fair values of retained interests related to the securitizations of commercial mortgage loans were $345.3 million and $321.0 million, respectively. The investors and the securitization entities have no recourse to our assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk.

        Guarantees and Indemnifications.    In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2006, was approximately $180.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us. Therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

        We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of Principal Residential Mortgage, Inc. and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such indemnifications was determined to be insignificant.

Investments

        We had total consolidated assets as of December 31, 2006, of $143.7 billion, of which $60.3 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $57.0 billion were held by our U.S. operations and the remaining $3.3 billion were held by our International Asset Management and Accumulation segment.

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

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2006, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

        A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 67% and the debt service coverage ratio at loan inception was 1.7 times as of December 31, 2006.

        We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of December 31, 2006.

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

Overall Composition of U.S. Invested Assets

        U.S. invested assets as of December 31, 2006, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	December 31, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities:
Public	$28,772.4	51%	$27,826.3	51%
Private	13,651.4	24	12,289.4	23
Equity securities	795.7	1	764.0	2
Mortgage loans:
Commercial	10,090.3	18	9,890.7	18
Residential	1,051.6	2	1,088.5	2
Real estate held for sale	118.2	—	133.8	—
Real estate held for investment	736.6	1	754.6	1
Policy loans	850.7	1	827.7	2
Other investments	972.6	2	755.3	1

Total invested assets	57,039.5	100%	54,330.3	100%

Cash and cash equivalents	1,535.8		1,583.1

Total invested assets and cash	$58,575.3		$55,913.4

U.S. Investment Results

        The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.9% for the year ended December 31, 2006, compared to 5.7% for the year ended December 31, 2005. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the year ended December 31,
	2006		2005
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.0%	$2,478.3	5.8%	$2,302.5
Equity securities	7.1	55.1	6.5	48.5
Mortgage loans — commercial	6.5	653.3	6.7	671.7
Mortgage loans — residential	5.1	54.9	4.7	51.9
Real estate	7.4	64.7	7.0	64.0
Policy loans	6.1	50.9	6.1	50.3
Cash and cash equivalents	4.1	64.3	3.3	32.1
Other investments	8.9	76.4	2.4	25.0

Total before investment expenses	6.1	3,497.9	5.9	3,246.0
Investment expenses	0.2	132.2	0.2	133.6

Net investment income	5.9%	$3,365.7	5.7%	$3,112.4

Fixed Maturity Securities

        Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 75% and 74% of total U.S. invested assets as of December 31, 2006 and December 31, 2005, respectively. The fixed maturity securities portfolio was comprised, based on carrying amount, of 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of December 31, 2006 and 69% in publicly traded fixed maturity securities and 31% in privately placed fixed maturity securities as of December 31, 2005. Included in the privately placed category as of December 31, 2006, and December 31, 2005, were $7.6 billion and $6.7 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of December 31, 2006, and December 31, 2005, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	December 31, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$551.6	1%	$555.5	1%
States and political subdivisions	1,663.5	4	1,283.4	3
Non-U.S. governments	420.7	1	463.0	1
Corporate — public	19,791.1	47	19,590.8	49
Corporate — private	10,596.5	25	9,901.5	25
Residential pass-through securities	1,557.6	4	1,526.0	4
Commercial mortgage-backed securities	4,499.6	11	4,118.6	10
Residential collateralized mortgage obligations	940.4	2	752.5	2
Asset-backed securities	2,402.8	5	1,924.4	5

Total fixed maturities	$42,423.8	100%	$40,115.7	100%

        We held $9,400.4 million of mortgage-backed and asset-backed securities as of December 31, 2006, and $8,321.5 million as of December 31, 2005.

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

        The international exposure in our U.S. fixed maturity securities totaled $8,691.4 million, or 20% of total fixed maturity securities, as of December 31, 2006, comprised of corporate and foreign government fixed maturity securities. Of the $8,691.4 million as of December 31, 2006, investments totaled $2,383.1 million in the United Kingdom, $2,232.2 million in the continental European Union, $1,007.4 million in Asia, $827.8 million in Australia, $615.3 million in South America, $401.0 million in Mexico and $59.0 million in Japan. The remaining $1,165.6 million is invested in 17 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of December 31, 2006, our investments in Canada totaled $1,451.6 million.

        The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of December 31, 2006, and December 31, 2005.

December 31, 2006
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$387.1
American International Group Inc.(2)	329.5
Bank of America Corp.(2)	328.3
MBIA Inc.(3)	311.5
AT&T Inc.	272.9
JP Morgan Chase & Co.(2)	271.7
Royal Bank of Scotland Group PLC(2)	255.6
Deutsche Bank AG(2)	255.0
General Electric Co	239.2
ABN AMRO Holding NV(2)	229.6

Total top ten exposures	$2,880.4

(1)
Includes a $238.0 million investment classified as an equity security for U.S. GAAP. The investment issuer engages in managing investment grade third party bond investments and HSBC paper. All non-HSBC paper has the ultimate benefit of price support protection provided by HSBC Bank, PLC. Since Principal Life Insurance Company has the senior priority in the issuer, we believe many third party bonds could be liquidated to satisfy our claim. While we calculate our exposure on a gross basis, the value we attribute to the underlying collateral is $125.0 million.

(2)
Includes approved counterparty limit. The actual and the stressed potential exposures are less than the approved limit.

(3)
MBIA Inc. exposure is predominately comprised of the guarantee of underlying securities that are rated "A-" equivalent or better by the rating agencies on a stand alone basis. The MBIA wrap guarantees performance in the event of default of the underlying securities bringing the combined rating to AAA.

December 31, 2005
Amortized Cost
(in millions)
HSBC Holdings PLC(1)	$381.6
Bank of America Corp.(2)	332.5
American International Group Inc.(2)	330.7
JP Morgan Chase & Co.(2)	316.3
Royal Bank of Scotland Group PLC(2)	315.6
MBIA Inc.(3)	311.6
General Electric Co	247.5
Citigroup Inc.(2)	235.0
Banco Santander Central Hispano SA	227.4
AT&T Inc.	219.9

Total top ten exposures	$2,918.1

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

(3)
MBIA Inc. exposure is predominately comprised of the guarantee of underlying securities which are rated "A-" equivalent or better by the rating agencies on a stand alone basis. The MBIA wrap guarantees performance in the event of a default of the underlying securities bringing the combined rating to AAA.

        Our top ten exposures were rated an "A" equivalent or better by the rating agencies as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, no individual non-government issuer represented more than 1% of U.S. invested assets.

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

        The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners ("NAIC") evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations' credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB-" or higher by Standard & Poor's. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by Standard & Poor's. As of December 31, 2006, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 95%.

        We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor's annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor's. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was a more favorable ratio at 0.55 times compared to the Standard & Poor's drift ratio of 0.74 times, as of December 31, 2006.

        The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of December 31, 2006, and December 31, 2005, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality(1)

		December 31, 2006			December 31, 2005
NAIC Rating	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$23,716.0	$24,231.9	57%	$21,593.3	$22,361.9	56%
2	Baa	15,769.9	16,205.5	38	14,978.4	15,590.7	39
3	Ba	1,586.8	1,657.1	4	1,701.7	1,801.6	4
4	B	290.5	302.6	1	258.5	271.2	1
5	Caa and lower	19.1	19.5	—	14.3	14.4	—
6	In or near default	5.5	7.2	—	76.2	75.9	—

	Total fixed maturities	$41,387.8	$42,423.8	100%	$38,622.4	$40,115.7	100%

(1)
Includes 43 securities with an amortized cost of $505.8 million, gross gains of $9.6 million, gross losses of $2.2 million and a carrying amount of $513.2 million as of December 31, 2006, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of December 31, 2006, we had invested 3.3% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

        The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of December 31, 2006, and December 31, 2005.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	December 31, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,659.2	12%	$3,451.0	12%
Finance — Insurance	3,119.1	10	3,010.3	10
Finance — Other	4,792.2	16	4,090.1	14
Industrial — Consumer	1,100.0	4	1,067.2	4
Industrial — Energy	2,683.2	9	2,718.4	9
Industrial — Manufacturing	5,518.4	18	5,223.3	18
Industrial — Other	105.3	—	106.4	—
Industrial — Service	4,462.3	15	4,548.7	15
Industrial — Transport	836.9	3	848.6	3
Utility — Electric	2,417.9	8	2,568.6	9
Utility — Other	47.6	—	47.9	—
Utility — Telecom	1,645.5	5	1,811.8	6

Total	$30,387.6	100%	$29,492.3	100%

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

        The net realized gain relating to other than temporary credit impairments of fixed maturity securities was $1.9 million for the year ended December 31, 2006. The single largest other than temporary credit impairment represented less than 0.1% of U.S. fixed maturity securities as of December 31, 2006. To fund the acquisition of WM Advisors, we also recognized $12.4 million of impairment write-downs for the year ended December 31, 2006, that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value. This loss is net of any recovery realized on the subsequent sale of the securities.

        For the year ended December 31, 2006, we realized $30.2 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $30.2 million is $22.2 million related to sales of thirty-two credit impaired and credit related names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer's creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Also included in the $30.2 million is $6.3 million resulting from the sale of certain hybrid securities that had a regulatory classification change that resulted in increased capital requirements. Sales generate both gains and losses.

        The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of December 31, 2006, and December 31, 2005.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2006
	Amortized Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,592.1	$78.3	$21.9	$3,648.5
Finance — Insurance	3,057.4	83.0	21.8	3,118.6
Finance — Other	4,661.3	166.9	36.5	4,791.7
Industrial — Consumer	1,082.1	29.1	11.3	1,099.9
Industrial — Energy	2,552.2	145.5	15.7	2,682.0
Industrial — Manufacturing	5,406.1	155.8	44.0	5,517.9
Industrial — Other	104.7	1.3	0.7	105.3
Industrial — Service	4,344.3	143.9	26.9	4,461.3
Industrial — Transport	796.0	46.2	5.3	836.9
Utility — Electric	2,343.5	91.9	17.7	2,417.7
Utility — Other	41.0	6.6	—	47.6
Utility — Telecom	1,569.0	87.6	11.3	1,645.3

Total corporate securities	29,549.7	1,036.1	213.1	30,372.7
U.S. Government and agencies	530.8	0.8	3.8	527.8
States and political subdivisions	1,557.7	45.4	4.9	1,598.2
Non-U.S. governments	384.9	36.1	0.3	420.7
Mortgage-backed and other asset-backed securities	9,165.6	217.4	77.8	9,305.2

Total fixed maturity securities, available-for-sale	$41,188.7	$1,335.8	$299.9	$42,224.6

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,354.9	$110.6	$14.5	$3,451.0
Finance — Insurance	2,915.0	111.3	16.0	3,010.3
Finance — Other	3,932.5	181.5	23.9	4,090.1
Industrial — Consumer	1,038.0	36.5	7.3	1,067.2
Industrial — Energy	2,506.5	220.2	8.3	2,718.4
Industrial — Manufacturing	5,060.9	201.4	39.0	5,223.3
Industrial — Other	104.4	2.3	0.3	106.4
Industrial — Service	4,369.6	204.4	25.3	4,548.7
Industrial — Transport	795.1	57.0	3.5	848.6
Utility — Electric	2,455.3	123.8	10.5	2,568.6
Utility — Other	41.2	6.7	—	47.9
Utility — Telecom	1,701.8	118.6	8.6	1,811.8

Total corporate securities	28,275.2	1,374.3	157.2	29,492.3
U.S. Government and agencies	557.9	1.8	4.2	555.5
States and political subdivisions	1,222.6	45.7	3.8	1,264.5
Non-U.S. governments	416.2	47.2	0.4	463.0
Mortgage-backed and other asset-backed securities	8,045.5	267.8	77.9	8,235.4

Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

        The total unrealized losses on our fixed maturity securities available-for-sale were $299.9 million and $243.5 million as of December 31, 2006 and 2005, respectively. Of the $299.9 million in gross unrealized losses as of December 31, 2006, there were $4.9 million in losses attributed to securities scheduled to mature in one year or less, $60.9 million is attributed to securities scheduled to mature between one to five years, $96.3 million is attributed to securities scheduled to mature between five to ten years, $60.0 million is attributed to securities scheduled to mature after ten years, and $77.8 million is related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Financial — Other, and Industrial — Services sectors. The gross unrealized losses as of December 31, 2005 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Industrial — Services, and Financial — Other sectors.

        The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of December 31, 2006, and 2005.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$26,995.7	$770.7	$201.5	$27,564.9
Private	12,292.4	469.5	87.3	12,674.6
Below Investment Grade:
Public	1,070.5	44.2	6.0	1,108.7
Private	830.1	51.4	5.1	876.4

Total fixed maturity securities, available-for-sale	$41,188.7	$1,335.8	$299.9	$42,224.6

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$25,638.9	$1,024.9	$164.3	$26,499.5
Private	10,827.8	584.5	64.2	11,348.1
Below Investment Grade:
Public	1,263.4	54.4	9.9	1,307.9
Private	787.3	73.0	5.1	855.2

Total fixed maturity securities, available-for-sale	$38,517.4	$1,736.8	$243.5	$40,010.7

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2006
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$2,730.4	$17.6	$1,471.2	$9.1	$4,201.6	$26.7
Greater than three to six months	30.3	0.4	22.7	0.3	53.0	0.7
Greater than six to nine months	224.8	1.6	107.1	1.3	331.9	2.9
Greater than nine to twelve months	1,502.6	28.2	549.9	8.2	2,052.5	36.4
Greater than twelve to twenty-four months	5,688.9	126.0	1,938.1	52.2	7,627.0	178.2
Greater than twenty-four to thirty-six months	843.4	22.9	365.5	10.2	1,208.9	33.1
Greater than thirty-six months	101.5	4.8	113.9	6.0	215.4	10.8

Total fixed maturities, available-for-sale	$11,121.9	$201.5	$4,568.4	$87.3	$15,690.3	$288.8

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

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2006
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$64.0	$0.2	$83.5	$0.5	$147.5	$0.7
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	38.7	1.0	—	—	38.7	1.0
Greater than nine to twelve months	56.6	1.3	—	—	56.6	1.3
Greater than twelve to twenty-four months	152.8	3.5	117.8	3.0	270.6	6.5
Greater than twenty-four to thirty-six months	—	—	27.3	1.5	27.3	1.5
Greater than thirty-six months	—	—	0.6	0.1	0.6	0.1

Total fixed maturities, available-for-sale	$312.1	$6.0	$229.2	$5.1	$541.3	$11.1

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

        Of total gross unrealized losses as of December 31, 2006 and December 31, 2005, $288.8 million and $228.5 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $11.1 million and $15.0 million as of December 31, 2006 and December 31, 2005, respectively.

        The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of December 31, 2006, and December 31, 2005.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Available-for-Sale by Aging Category

	December 31, 2006
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$—	$—	$0.7	$0.2	$0.7	$0.2
Greater than three to six months	—	—	0.3	0.2	0.3	0.2
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—

Total fixed maturity securities, available-for-sale	$—	$—	$1.0	$0.4	$1.0	$0.4

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

December 31, 2005
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
(in millions)
Three months or less	$—	$—	$4.2	$2.1	$4.2	$2.1
Greater than three to six months	—	—	—	—	—	—
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—

Total fixed maturity securities, available-for-sale	$—	$—	$4.2	$2.1	$4.2	$2.1

        Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $0.4 million as of December 31, 2006 and $2.1 million as of December 31, 2005. There were no gross unrealized losses attributed to those securities considered to be "problem", "potential problem" or "restructured" as of December 31, 2006 and December 31, 2005.

        The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	December 31,
	2006	2005
	($ in millions)
Total fixed maturity securities (public and private)	$42,423.8	$40,115.7

Problem fixed maturity securities	$3.5	$42.0
Potential problem fixed maturity securities	2.2	101.6
Restructured fixed maturity securities	11.2	—

Total problem, potential problem and restructured fixed maturity securities	$16.9	$143.6

Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	.04%	.36%

Mortgage Loans

        Mortgage loans consist primarily of commercial mortgage loans on real estate. At December 31, 2006, commercial mortgage loans aggregated to $10,090.3 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

        Credit extensions in the state of California accounted for 17% of our commercial mortgage loan portfolio as of December 31, 2006. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        Our commercial loan portfolio is highly diversified by borrower. As of December 31, 2006, 38% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of December 31, 2006 and 2005 was 1,262 and 1,309, respectively. The average loan size of our commercial mortgage portfolio was $8.0 million as of December 31, 2006.

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

        The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments is subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $30.7 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. Decreases in the valuation allowance aggregated to $1.0 million for the year ended December 31, 2006, and $9.2 million for the year ended December 31, 2005.

        The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	December 31,
	2006	2005
	($ in millions)
Beginning balance	$33.2	$42.4
Provision	1.3	6.7
Release	(2.3)	(15.9)

Ending balance	$32.2	$33.2

Valuation allowance as % of carrying value before reserves	.32%	.33%

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	December 31,
	2006	2005
	($ in millions)
Total commercial mortgages	$10,090.3	$9,890.7

Problem commercial mortgages(1)	$10.7	$10.4
Potential problem commercial mortgages	9.1	10.2
Restructured commercial mortgages	6.8	65.1

Total problem, potential problem and restructured commercial mortgages	$26.6	$85.7

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	.26%	.87%

(1)
Problem commercial mortgages include mortgage loans in foreclosure of $10.6 million as of December 31, 2006. This is the same mortgage loan that was in foreclosure as of December 31, 2005.

Equity Real Estate

        We hold commercial equity real estate as part of our investment portfolio. As of December 31, 2006, and 2005, the carrying amount of equity real estate investment was $854.8 million and $888.4 million, or 1% and 1%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale". Real estate held for investment totaled $736.6 million as of December 31, 2006, and $754.6 million as of December 31, 2005. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the years ended December 31, 2006 and 2005, there were no such impairment adjustments.

        The carrying amount of real estate held for sale as of December 31, 2006, and 2005, was $118.2 million and $133.8 million, net of valuation allowances of $4.7 million and $4.2 million, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, Pacific, and West South Central regions of the United States as of December 31, 2006. By property type, there is a concentration in office buildings and industrial sites that represented approximately 63% of the equity real estate portfolio as of December 31, 2006.

Other Investments

        Our other investments totaled $972.6 million as of December 31, 2006, compared to $755.3 million as of December 31, 2005. Derivatives accounted for $699.2 million in other investments as of December 31, 2006. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

        As of December 31, 2006, our international investment operations consist of the investments of Principal International comprised of $3.3 billion in invested assets. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies.

Overall Composition of International Invested Assets

        As shown in the following table, the major categories of international invested assets as of December 31, 2006, and December 31, 2005, were fixed maturity securities and residential mortgage loans:

International Invested Assets

	December 31, 2006		December 31, 2005
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities
Public	$2,303.1	69%	$2,114.1	69%
Private	—	—	0.6	—
Equity securities	51.9	2	50.7	2
Mortgage loans
Residential	522.0	16	505.1	17
Real estate held for investment	12.2	—	11.7	—
Other investments	438.1	13	358.2	12

Total invested assets	3,327.3	100%	3,040.4	100%

Cash and cash equivalents	55.0		56.2

Total invested assets and cash	$3,382.3		$3,096.6

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

        As of December 31, 2006, the difference between the asset and liability durations on our primary duration managed portfolio was +.03. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $33,027.5 million as of December 31, 2006.

        Duration-Monitored.    For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual single premium deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of December 31, 2006, the weighted-average difference between the asset and liability durations on these portfolios was +.51. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $16,314.3 million as of December 31, 2006.

        Non Duration-Managed.    We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a "best efforts" basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,875.7 million as of December 31, 2006.

        Using the assumptions and data in effect as of December 31, 2006, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $92.5 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

	December 31, 2006
Risk Management Strategy	Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)
Primary duration-managed	$33,027.5	3.76	.03	$(9.9)
Duration-monitored	16,314.3	4.84	.51	(82.6)
Non duration-managed	4,875.7	4.09	N/A	N/A

Total	$54,217.5			$(92.5)

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

        Debt Issued and Outstanding.    As of December 31, 2006, the aggregate fair value of long-term debt was $1,622.7 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $124.0 million. Debt is not recorded at fair value on the statement of financial position.

	December 31, 2006
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$509.7	$497.7	$486.2
4.59% notes payable, due 2011	57.3	54.9	52.5
4.93% notes payable, due 2011	47.4	45.4	43.5
6.05% notes payable, due 2036	710.0	614.2	536.9
8% surplus notes payable, due 2044	116.7	108.3	99.6
Non-recourse mortgages and notes payable	264.6	261.6	258.7
Other mortgages and notes payable	41.0	40.6	40.2

Total long-term debt	$1,746.7	$1,622.7	$1,517.6

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

        We estimate that as of December 31, 2006, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements, because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturity securities is eliminated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign- denominated liabilities as of December 31, 2006, was $3,578.9 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of December 31, 2006, was $1,728.2 million.

        With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. As of December 31, 2006, our operations in Chile had currency swaps with a notional amount of $24.0 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $53.5 million in order to mitigate currency exposure related to U.S. dollar-denominated bonds. Additionally, Principal International Corporate headquarters utilized currency forwards with a notional amount of $53.9 million in order to mitigate currency exposure related to planned capital flows for our joint venture company in Malaysia.

        Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

        Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of December 31, 2006, the fair value of our equity securities was $847.6 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $84.8 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

        We also have equity risk associated with (1) fixed deferred annuity products that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to receive at least the principal deposit back through withdrawals of a specified annual amount, even if the account value is reduced to zero; (3) variable annuity contacts that have a guaranteed minimum death benefit ("GMDB") that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount; (4) investment-type contracts in which the return is tied to an external equity index; and (5) investment-type contracts in which the return is subject to minimum contractual guarantees.

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity product by purchasing options that match the product's profile. We economically hedge the GMWB exposure using futures, options and interest rate swaps. We economically hedge the investment contract exposure to an external equity index using equity call options.

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

        We have increased our credit exposure through credit default swaps by investing in $127.5 million of various tranches of synthetic collateralized debt obligations. The outstanding notional amount as of December 31, 2006 was $565.0 million. We also invested in credit default swaps creating replicated assets with a notional amount of $855.9 million as of December 31, 2006.

        In addition, on May 26, 2005, we invested $130.0 million in a secured limited recourse credit linked note issued by a grantor trust. The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios. The risk of loss for the seven referenced mezzanine tranches begins at 4.85% and ends at 10.85% of loss on each of the seven synthetic reference portfolios. Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed 4.85% of a synthetic reference portfolio. As of December 31, 2006, the credit default swap entered into by the trust had an outstanding notional amount of $130.0 million. The creditors of the grantor trusts have no recourse to the assets of our company.

Derivative Summary

        Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of December 31, 2006, and December 31, 2005.

Derivative Financial Instruments — Notional Amounts

	December 31, 2006		December 31, 2005
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$12,365.5	55%	$8,531.3	50%
Foreign currency swaps	5,331.1	24	3,854.5	23
Embedded derivative financial instruments	1,679.4	8	1,199.5	7
Credit default swaps	1,550.9	7	1,297.6	8
Swaptions	643.4	3	684.5	4
Currency forwards	342.7	2	566.6	4
Call options	314.0	1	189.8	1
Futures	55.0	—	58.9	—
Bond options	21.0	—	38.5	—
Commodity swaps	20.0	—	—	—
Interest rate lock commitments	8.8	—	392.3	2
Total return swaps	—	—	100.0	1
Mortgage-backed forwards and options	—	—	39.3	—

Total	$22,331.8	100%	$16,952.8	100%

Derivative Financial Instruments — Credit Exposures

	December 31, 2006		December 31, 2005
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$564.6	75%	$339.6	72%
Interest rate swaps	132.8	18	89.3	19
Call options	30.6	4	18.0	4
Credit default swaps	15.7	2	14.0	3
Currency forwards	7.6	1	11.4	2
Commodity swaps	0.7	—	—	—
Bond options	0.4	—	0.6	—

Total credit exposure	752.4	100%	472.9	100%

Less: Collateral received	(197.5)		(97.6)

Total	$554.9		$375.3

        The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	December 31, 2006
				Fair Value (no accrued interest)
	Notional Amount	Weighted Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$12,365.5	5.70	(1)	$(135.9)	$46.0	$204.1
Swaptions	643.4	6.64	(2)	(41.8)	(19.0)	(7.8)
Futures	38.2	.21	(3)	(2.5)	(0.1)	2.4
Bond options	21.0	1.24	(4)	0.1	0.4	0.8

Total	$13,068.1			$(180.1)	$27.3	$199.5

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

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Principal Financial Group, Inc. ("the Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO criteria"). Management of Principal Financial Group, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Principal Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 20, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. ("the Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for certain fixed and variable contract features effective January 1, 2004, certain non-monetary exchanges of similar productive assets (primarily real estate) effective July 1, 2005, and its pension and other post-retirement benefits effective December 31, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 20, 2007

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,
	2006	2005
	(in millions)
Assets
Fixed maturities, available-for-sale	$44,403.5	$42,117.2
Fixed maturities, trading	323.4	113.2
Equity securities, available-for-sale	666.6	724.4
Equity securities, trading	181.0	90.3
Mortgage loans	11,663.9	11,484.3
Real estate	867.0	900.1
Policy loans	850.7	827.7
Other investments	1,410.7	1,113.5

Total investments	60,366.8	57,370.7
Cash and cash equivalents	1,590.8	1,639.3
Accrued investment income	723.5	682.3
Premiums due and other receivables	1,252.3	592.7
Deferred policy acquisition costs	2,418.9	2,174.1
Property and equipment	422.5	419.8
Goodwill	361.9	282.3
Other intangibles	981.0	202.6
Separate account assets	73,779.6	62,070.0
Assets of discontinued operations	—	103.2
Other assets	1,760.8	1,498.4

Total assets	$143,658.1	$127,035.4

Liabilities
Contractholder funds	$36,799.0	$33,612.1
Future policy benefits and claims	17,332.6	16,825.5
Other policyholder funds	619.4	657.1
Short-term debt	84.1	476.4
Long-term debt	1,553.8	898.8
Income taxes currently payable	4.2	—
Deferred income taxes	917.2	974.8
Separate account liabilities	73,779.6	62,070.0
Liabilities of discontinued operations	—	4.5
Other liabilities	4,707.4	3,709.0

Total liabilities	135,797.3	119,228.2
Stockholders' equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding at December 31, 2006 and 2005	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding at December 31, 2006 and 2005	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 383.6 million and 381.3 million shares issued, and 268.4 million and 280.6 million shares outstanding at December 31, 2006 and 2005, respectively	3.8	3.8
Additional paid-in capital	8,141.8	8,000.0
Retained earnings	2,824.1	2,008.6
Accumulated other comprehensive income	846.9	994.8
Treasury stock, at cost (115.2 million and 100.7 million shares at December 31, 2006 and 2005, respectively)	(3,955.9)	(3,200.1)

Total stockholders' equity	7,860.8	7,807.2

Total liabilities and stockholders' equity	$143,658.1	$127,035.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2006	2005	2004
	(in millions, except per share data)
Revenues
Premiums and other considerations	$4,305.3	$3,975.0	$3,710.0
Fees and other revenues	1,902.5	1,717.8	1,491.7
Net investment income	3,618.0	3,360.1	3,224.0
Net realized/unrealized capital gains (losses)	44.7	(11.2)	(104.8)

Total revenues	9,870.5	9,041.7	8,320.9
Expenses
Benefits, claims, and settlement expenses	5,692.4	5,282.9	4,959.5
Dividends to policyholders	290.7	293.0	296.7
Operating expenses	2,558.7	2,342.1	2,185.6

Total expenses	8,541.8	7,918.0	7,441.8

Income from continuing operations before income taxes	1,328.7	1,123.7	879.1
Income taxes	295.0	232.2	178.2

Income from continuing operations, net of related income taxes	1,033.7	891.5	700.9
Income from discontinued operations, net of related income taxes	30.6	27.5	130.4

Income before cumulative effect of accounting change	1,064.3	919.0	831.3
Cumulative effect of accounting change, net of related income taxes	—	—	(5.7)

Net income	1,064.3	919.0	825.6
Preferred stock dividends	33.0	17.7	—

Net income available to common stockholders	$1,031.3	$901.3	$825.6

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$3.67	$3.03	$2.24
Income from discontinued operations, net of related income taxes	0.11	0.10	0.42

Income before cumulative effect of accounting change	3.78	3.13	2.66
Cumulative effect of accounting change, net of related income taxes	—	—	(0.02)

Net income	$3.78	$3.13	$2.64

Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$3.63	$3.01	$2.23
Income from discontinued operations, net of related income taxes	0.11	0.10	0.41

Income before cumulative effect of accounting change	3.74	3.11	2.64
Cumulative effect of accounting change, net of related income taxes	—	—	(0.02)

Net income	$3.74	$3.11	$2.62

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders' equity
	(in millions)
Balances at January 1, 2004	$—	$—	$3.8	$7,153.2	$630.4	$1,171.3	$(1,559.1)	$7,399.6
Common stock issued	—	—	—	41.2	—	—	—	41.2
Capital transactions of equity method investee, net of related income taxes	—	—	—	20.4	—	—	—	20.4
Stock-based compensation and additional related tax benefits	—	—	—	46.2	—	—	—	46.2
Tax benefits related to initial public offering costs	—	—	—	8.4	—	—	—	8.4
Treasury stock acquired	—	—	—	—	—	—	(772.6)	(772.6)
Dividends to common stockholders	—	—	—	—	(166.5)	—	—	(166.5)
Comprehensive income:
Net income	—	—	—	—	825.6	—	—	825.6
Net unrealized gains, net	—	—	—	—	—	112.5	—	112.5
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	32.3	—	32.3
Minimum pension liability, net of related income taxes	—	—	—	—	—	(2.8)	—	(2.8)

Comprehensive income								967.6

Balances at December 31, 2004	—	—	3.8	7,269.4	1,289.5	1,313.3	(2,331.7)	7,544.3
Series A preferred stock issued	—	—	—	296.0	—	—	—	296.0
Series B preferred stock issued	—	0.1	—	245.9	—	—	—	246.0
Common stock issued	—	—	—	59.9	—	—	—	59.9
Capital transactions of equity method investee, net of related income taxes	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation and additional related tax benefits	—	—	—	49.1	—	—	—	49.1
Tax benefits related to demutualization	—	—	—	163.8	—	—	—	163.8
Treasury stock acquired	—	—	—	—	—	—	(868.4)	(868.4)
Accelerated stock repurchase settlement	—	—	—	(84.0)	—	—	—	(84.0)
Dividends to common stockholders	—	—	—	—	(182.2)	—	—	(182.2)
Dividends to preferred stockholders	—	—	—	—	(17.7)	—	—	(17.7)
Comprehensive income:
Net income	—	—	—	—	919.0	—	—	919.0
Net unrealized losses, net	—	—	—	—	—	(376.0)	—	(376.0)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	63.7	—	63.7
Minimum pension liability, net of related income taxes	—	—	—	—	—	(6.2)	—	(6.2)

Comprehensive income								600.5

Balances at December 31, 2005	$—	$0.1	$3.8	$8,000.0	$2,008.6	$994.8	$(3,200.1)	$7,807.2

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity — (continued)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders' equity
	(in millions)
Balances at January 1, 2006	$—	$0.1	$3.8	$8,000.0	$2,008.6	$994.8	$(3,200.1)	$7,807.2
Common stock issued	—	—	—	66.2	—	—	—	66.2
Capital transactions of equity method investee, net of related income taxes	—	—	—	1.7	—	—	—	1.7
Stock-based compensation and additional related tax benefits	—	—	—	73.9	(1.1)	—	—	72.8
Treasury stock acquired	—	—	—	—	—	—	(755.8)	(755.8)
Dividends to common stockholders	—	—	—	—	(214.7)	—	—	(214.7)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	(33.0)
Transition adjustment related to post-retirement benefit obligations, net of related income taxes	—	—	—	—	—	23.3	—	23.3
Comprehensive income:
Net income	—	—	—	—	1,064.3	—	—	1,064.3
Net unrealized losses, net	—	—	—	—	—	(168.9)	—	(168.9)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(5.0)	—	(5.0)
Minimum pension liability, net of related income taxes	—	—	—	—	—	2.7	—	2.7

Comprehensive income								893.1

Balances at December 31, 2006	$—	$0.1	$3.8	$8,141.8	$2,824.1	$846.9	$(3,955.9)	$7,860.8

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Operating activities
Net income	$1,064.3	$919.0	$825.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	(30.6)	(27.5)	(130.4)
Cumulative effect of accounting change, net of related income taxes	—	—	5.7
Amortization of deferred policy acquisition costs	239.2	246.6	210.8
Additions to deferred policy acquisition costs	(498.9)	(482.1)	(477.7)
Accrued investment income	(41.2)	(4.9)	(21.5)
Net cash flows from (for) trading securities	(200.3)	(37.3)	6.3
Premiums due and other receivables	(419.1)	(70.8)	(24.9)
Contractholder and policyholder liabilities and dividends	1,851.8	2,006.8	1,749.9
Current and deferred income taxes	169.6	(453.3)	38.0
Net realized/unrealized capital (gains) losses	(44.7)	11.2	104.8
Depreciation and amortization expense	105.3	99.7	105.7
Mortgage loans held for sale, acquired or originated	(427.3)	(2,262.0)	(1,142.4)
Mortgage loans held for sale, sold or repaid, net of gain	761.4	2,326.8	940.3
Real estate acquired through operating activities	(82.3)	(44.6)	(45.8)
Real estate sold through operating activities	88.6	41.9	84.7
Stock-based compensation	71.8	48.8	43.4
Other	(329.1)	(192.1)	(241.0)

Net adjustments	1,214.2	1,207.2	1,205.9

Net cash provided by operating activities	2,278.5	2,126.2	2,031.5
Investing activities
Available-for-sale securities:
Purchases	(7,765.4)	(8,955.1)	(10,301.6)
Sales	1,438.9	3,300.5	2,327.1
Maturities	3,595.8	3,903.2	4,411.0
Mortgage loans acquired or originated	(2,600.2)	(2,485.5)	(2,760.4)
Mortgage loans sold or repaid	2,102.6	2,704.5	2,499.6
Real estate acquired	(29.1)	(92.2)	(341.5)
Real estate sold	174.1	319.8	345.6
Net purchases of property and equipment	(50.5)	(44.4)	(47.5)
Net proceeds from sales of subsidiaries	—	—	694.7
Purchases of interest in subsidiaries, net of cash acquired	(769.2)	(58.1)	(128.1)
Net change in other investments	(9.9)	(76.4)	116.5

Net cash used in investing activities	$(3,912.9)	$(1,483.7)	$(3,184.6)

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows — (continued)

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Financing activities
Issuance of common stock	$66.2	$59.9	$41.2
Issuance of preferred stock	—	542.0	—
Accelerated stock repurchase settlement	—	(84.0)	—
Acquisition and sales of treasury stock, net	(755.8)	(868.4)	(772.6)
Proceeds from financing element derivatives	132.1	168.4	110.6
Payments for financing element derivatives	(141.0)	(123.2)	(84.6)
Excess tax benefits from share-based payment arrangements	8.4	—	—
Dividends to common stockholders	(214.7)	(182.2)	(166.5)
Dividends to preferred stockholders	(24.7)	(17.7)	—
Issuance of long-term debt	601.7	137.5	12.1
Principal repayments of long-term debt	(21.0)	(72.6)	(447.2)
Net proceeds (repayments) of short-term borrowings	(390.5)	199.1	(291.4)
Investment contract deposits	8,925.7	7,250.0	7,312.4
Investment contract withdrawals	(6,859.4)	(6,504.5)	(5,294.9)
Net increase (decrease) in banking operation deposits	258.9	41.9	(5.0)

Net cash provided by financing activities	1,585.9	546.2	414.1
Discontinued operations
Net cash provided by (used in) operating activities	(1.1)	125.1	(627.7)
Net cash used in investing activities	(0.9)	(125.0)	(473.7)
Net cash provided by financing activities	—	—	600.0

Net cash provided by (used in) discontinued operations	(2.0)	0.1	(501.4)

Net increase (decrease) in cash and cash equivalents	(50.5)	1,188.8	(1,240.4)
Cash and cash equivalents at beginning of year	1,641.3	452.5	1,692.9

Cash and cash equivalents at end of year	$1,590.8	$1,641.3	$452.5

Cash and cash equivalents of discontinued operations included above
At beginning of year	$2.0	$1.9	$503.3
At end of year	$—	$2.0	$1.9
Schedule of noncash transactions
Tax benefits related to demutualization	$—	$163.8	$—

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

1.    Nature of Operations and Significant Accounting Policies

Description of Business

        Principal Financial Group, Inc. ("the Company"), along with its consolidated subsidiaries is a diversified financial services organization engaged in promoting retirement savings and investment and insurance products and services in the U.S. and selected international markets.

Basis of Presentation

        The accompanying consolidated financial statements, which include our majority-owned subsidiaries and consolidated variable interest entities ("VIEs"), have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). Less than majority-owned entities in which we had at least a 20% interest and LLCs, partnerships and real estate joint ventures in which we had at least a 5% interest, are reported on the equity basis in the consolidated statements of financial position as other investments. Investments in LLCs, partnerships and real estate joint ventures in which we have an ownership percentage of 3% to 5% are accounted for under the equity or cost method depending upon the specific facts and circumstances of our ownership and involvement. All significant intercompany accounts and transactions have been eliminated. Information included in the notes to the financial statements excludes information applicable to less than majority-owned entities reported on the equity and cost methods, unless otherwise noted.

Closed Block

        Principal Life Insurance Company ("Principal Life") operates a closed block ("Closed Block") for the benefit of individual participating dividend-paying policies in force at the time of the 1998 mutual insurance holding company ("MIHC") formation. See Note 9, Closed Block, for further details.

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

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R ("SFAS 158"), on September 29, 2006. SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan's overfunded status or a liability for a plan's underfunded status. This statement eliminates the ability to choose a measurement date, by requiring that plan assets and benefit obligations be measured as of the annual balance sheet date. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, and did not have a material impact on our consolidated financial statements. The requirement to measure plan assets and benefit obligations as of the annual balance sheet date is effective for fiscal years ending after December 15, 2008. See Note 14, Employee and Agent Benefits, for further details.

        On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This standard, which provides guidance for using fair value to measure assets and liabilities, applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and requires fair value measurements to be separately disclosed by level within the hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are still evaluating the impact this guidance will have on our consolidated financial statements.

        The staff of the United States Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), on September 13, 2006. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. Under SAB 108, registrants are required to quantify the effects on the current year financial statements of correcting all misstatements, including both the carryover and reversing effects of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

uncorrected prior year misstatements. After considering all relevant quantitative and qualitative factors, if a misstatement is material, a registrant's prior year financial statements must be restated. SAB 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. When applying the special transition provisions, instead of restating prior period financial statements, a registrant must record the effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our consolidated financial statements.

        On July 13, 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying this Interpretation shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is not expected to have a material impact on our consolidated financial statements.

        On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets("SFAS 156"), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). This Statement (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, allows an entity to elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale ("AFS") securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other AFS securities, provided the AFS securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. The initial measurement requirements of this statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006. The election related to the subsequent measurement of servicing assets and liabilities is also effective the first fiscal year beginning after September 15, 2006. SFAS 156 is not expected to have a material impact on our consolidated financial statements.

        On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 ("SFAS 155"), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. SFAS 155 is not expected to have a material impact on our consolidated financial statements.

        On September 19, 2005, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). AcSEC defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred policy acquisition costs, unearned revenue liabilities, and deferred sales inducement costs from the replaced contract should be written off and acquisition costs on the new contracts capitalized as appropriate. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. SOP 05-1 is not expected to have a material impact on our consolidated financial statements.

        On May 30, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"), which changes the requirements for the accounting and reporting of a change in accounting principle. Under SFAS 154, a change in accounting principle should be retrospectively applied to all prior periods, unless it is impracticable to do so. This retrospective application requirement replaces the Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes ("APB 20"), requirement to recognize changes in accounting principle by including the cumulative effect of the change in net income during the current period. SFAS 154 applies to all voluntary changes in accounting principles where we are changing to a more preferable accounting method, as well as to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes on or after January 1, 2006. SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

        On December 21, 2004, the FASB issued FASB Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earning Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The American Jobs Creation Act of 2004 was enacted on October 22, 2004, and introduces, among other things, a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP 109-2 was issued to allow additional time for companies to determine whether any foreign earnings will be repatriated under the Act's repatriation provision, given the law was enacted late in the year and certain provisions were unclear. Under FSP 109-2, companies that took the additional time were required to provide disclosures about the status of the company's evaluation and the potential effects of its decision. FSP 109-2 was effective for the year ended December 31, 2004. See Note 13, Income Taxes, for further details.

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

        SFAS 123R requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after the effective date.

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

        This Statement did not have a material impact on our consolidated financial statements as we began expensing all stock options using a fair-value based method effective for the year beginning January 1, 2002. In addition, any stock options granted prior to January 1, 2002 were fully vested at the time of adoption of SFAS 123R. We use the Black-Scholes formula to estimate the value of stock options granted to employees. We applied the prospective method of transition as prescribed by SFAS 123 when we elected to begin expensing stock-based compensation in 2002. The cumulative effect of the change in accounting principle as a result of adopting SFAS 123R is immaterial. Therefore, the pre-tax cumulative effect of the change in accounting principle is reflected in operating expenses.

        See Note 20, Stock-Based Compensation Plans, for further details.

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

        On March 9, 2004, the SEC Staff issued SAB No.105, Application of Accounting Principles to Loan Commitments ("SAB 105"), in which the SEC Staff expressed their view that the fair value of recorded loan commitments, including interest rate lock commitments ("IRLCs"), that are required to follow derivative accounting under SFAS 133, should not consider the expected future cash flows related to the associated servicing of the loan. We record IRLCs at zero value at date of issuance with subsequent gains or losses measured by changes in market interest rates. Therefore, this SAB did not have a material impact on our consolidated financial statements.

        On July 7, 2003, the AcSEC issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts ("SOP 03-1"). This SOP addresses an insurance enterprise's accounting for certain fixed and variable contract features not covered by other authoritative accounting guidance. We adopted SOP 03-1 effective January 1, 2004, and recorded a cumulative effect of accounting change of $(5.7) million, which is net of income tax benefits of $3.0 million. The accounting change impacted our Life and Health Insurance, U.S. Asset Management and Accumulation and International Asset Management and Accumulation segments.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

Investments

        We classify our fixed maturity and equity investments into one of two categories: available-for-sale or trading. We determine the appropriate classification of fixed maturity securities at the time of purchase. Fixed maturity securities include bonds, mortgage-backed securities and redeemable preferred stock. We classify fixed maturity securities as either available-for-sale or trading and, accordingly, carry them at fair value. (See Note 17, Fair Value of Financial Instruments, for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments related to DPAC, sales inducements, unearned revenue reserves, policyholder dividend obligation ("PDO"), derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to trading securities and available-for-sale securities in fair value hedging relationships are reflected in net income as net realized/unrealized capital gains (losses).

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

        Equity securities include mutual funds, common stock and nonredeemable preferred stock. The cost of equity securities is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are reported in net income as a component of net realized/unrealized capital gains (losses). Equity securities are classified as available-for-sale or trading and, accordingly, are carried at fair value. (See Note 17, Fair Value of Financial Instruments, for policies related to the determination of fair value.) Unrealized gains and losses related to available-for-sale securities are reflected in stockholders' equity, net of related DPAC, sales inducements, unearned revenue reserves, PDO, and applicable income taxes. Unrealized gains and losses related to trading securities are reflected in net income as net realized/unrealized capital gains (losses).

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

        Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, net of valuation allowances, and direct write-downs for impairment. Any changes in the valuation allowances are reported in net income as net realized/unrealized capital gains (losses). We measure impairment based upon the present value of expected cash flows discounted at the loan's effective interest rate or the loan's observable market price. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral. We have commercial mortgage loans held-for-sale in the amount of $77.3 million and $412.1 million at December 31, 2006 and 2005, respectively, which are carried at lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

Securitizations

        We, along with other contributors, sell commercial mortgage loans to trusts that, in turn, securitize the assets. As these trusts are classified as qualifying special purpose entities ("QSPE") pursuant to the guidance of SFAS 140, we recognize the gain on the sale of the loans to the trust and the trusts are not required to be consolidated under the provisions of FIN No. 46 (Revised 2003), Consolidation of Variable Interest Entities ("FIN 46R"). There is significant judgment used to determine whether a trust is a QSPE. To maintain QSPE status, the trust must continue to meet the QSPE criteria both initially and in subsequent periods. We have analyzed the governing pooling and servicing agreements for each of our securitizations and believe that the terms are industry standard and are consistent with the QSPE criteria. If at any time we determine a trust no longer qualifies as a QSPE, each trust will need to be reviewed to determine if there is a need to recognize the commercial mortgage loan asset in the statement of financial position along with the offsetting liability. In addition, certain industry practices related to the qualifying status of QSPE's are being discussed by the FASB and could impact the accounting for existing and/or future transactions.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, swaptions, futures, currency swaps, currency forwards, credit default swaps, total return swaps, interest rate lock commitments, bond forwards, mortgage-backed forwards, commodity swaps and options. Derivatives may be exchange traded or contracted in the over-the-counter market. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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

        Our accounting for the ongoing changes in fair value of a derivative depends on the intended use of the derivative and the designation, as described above, and is determined when the derivative contract is entered into or at the time of redesignation under SFAS 133. Hedge accounting is used for derivatives that are specifically designated in advance as hedges and that reduce our exposure to an indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period.

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

        If it is determined that a derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the statement of financial position at its fair value, with changes in fair value recognized currently in net realized/unrealized capital gains (losses). The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value pursuant to hedging rules and the existing basis adjustment is amortized to the statement of operations line associated with the asset or liability. The component of other comprehensive income related to discontinued cash flow hedges that are no longer highly effective is amortized to the statement of operations consistent with the net income impacts of the original hedged cash flows. If a cash flow hedge is discontinued because a hedged forecasted transaction is no longer probable, the deferred gain or loss is immediately reclassified from other comprehensive income into net income.

        Embedded Derivatives.    We purchase and issue financial instruments and products that contain a derivative that is embedded in the financial instrument or product. We assess whether this embedded derivative is clearly and closely related to the asset or liability that serves as its host contract. If we deem that the embedded derivative's terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is bifurcated from that contract and held at fair value on the statement of financial position, with changes in fair value reported in net income.

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

        Investment contracts are contractholders' funds on deposit with us and generally include reserves for pension and annuity contracts. Reserves on investment contracts are equal to the cumulative deposits less any applicable charges and withdrawals plus credited interest. Reserves for universal life insurance contracts are equal to cumulative deposits less charges plus credited interest, which represents the account balances that accrue to the benefit of the policyholders.

        We hold additional reserves on certain long duration contracts where benefit features result in gains in early years followed by losses in later years, universal life/variable universal life contracts that contain no lapse guarantee features, or annuities with guaranteed minimum death benefits.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

        Participating business represented approximately 20%, 24% and 28% of our life insurance in force and 59%, 62% and 64% of the number of life insurance policies in force at December 31, 2006, 2005 and 2004, respectively. Participating business represented approximately 56%, 58% and 60% of life insurance premiums for the years ended December 31, 2006, 2005 and 2004, respectively. The amount of dividends to policyholders is approved annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

        Immediate annuities with life contingencies include products with fixed and guaranteed annuity considerations and benefits and consist principally of group and individual single premium annuities with life contingencies. Annuity considerations from these products are recognized as revenue. However, the collection of these annuity considerations does not represent the completion of the earnings process, as we establish annuity reserves, using estimates for mortality and investment assumptions, which include provision for adverse deviation as required by U.S. GAAP. We anticipate profits to emerge over the life of the annuity products as we earn investment income, pay benefits and release reserves.

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

        Universal life-type policies are insurance contracts with terms that are not fixed. Amounts received as payments for such contracts are not reported as premium revenues. Revenues for universal life-type insurance contracts consist of policy charges for the cost of insurance, policy initiation and administration, surrender charges and other fees that have been assessed against policy account values and investment income. Policy benefits and claims that are charged to expense include interest credited to contracts and benefit claims incurred in the period in excess of related policy account balances.

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

Deferred Policy Acquisition Costs

        Commissions and other costs (underwriting, issuance and field expenses) that vary with and are primarily related to the acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

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

        DPAC are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. If loss recognition is necessary, DPAC would be written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

Long-Term Debt

        Long-term debt includes notes payable, nonrecourse mortgages and other debt with a maturity date greater than one year at the date of issuance. Current maturities of long term debt are classified as long-term debt in our statement of financial position.

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2006, 2005 and 2004, respectively, we had reinsured $21.7 billion, $21.2 billion and $20.1 billion of life insurance in force, representing 13%, 14%, and 14%, respectively, of total net life insurance in force through a single third-party reinsurer. To minimize the possibility of losses, we regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Premiums and other considerations:
Direct	$4,468.8	$4,214.6	$3,934.8
Assumed	117.3	56.6	67.0
Ceded	(280.8)	(296.2)	(291.8)

Net premiums and other considerations	$4,305.3	$3,975.0	$3,710.0

Benefits, claims and settlement expenses:
Direct	$5,871.3	$5,472.3	$5,099.0
Assumed	141.8	77.0	83.2
Ceded	(320.7)	(266.4)	(222.7)

Net benefits, claims and settlement expenses	$5,692.4	$5,282.9	$4,959.5

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

        At December 31, 2006 and 2005, the separate accounts include a separate account valued at $768.4 million and $726.6 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

        Intangible assets with a finite useful life are amortized as related benefits emerge over a period of 1 to 30 years and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value.

Earnings Per Common Share

        Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and excludes the dilutive effect of equity awards. Diluted earnings per common share reflects the potential dilution that could occur if dilutive securities, such as options and non-vested stock grants, were exercised or resulted in the issuance of common stock.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

1.    Nature of Operations and Significant Accounting Policies — (continued)

Stock-Based Compensation

        At December 31, 2006, we have several stock-based compensation plans, which are described more fully in Note 20, Stock-Based Compensation Plans. We apply the fair value method to all stock-based awards granted subsequent to January 1, 2002. For stock-based awards granted prior to this date, we used the intrinsic value method.

        Awards under our plans vest over periods ranging from one year to three years. The cost related to stock-based compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the inception of our stock-based compensation plans. Had compensation expense for our stock option awards and employees' purchase rights been determined based upon fair values at the grant dates for awards under the plans in accordance with SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

	For the year ended December 31,
	2006	2005	2004
	(in millions, except per share data)
Net income available to common stockholders, as reported	$1,031.3	$901.3	$825.6
Add: Stock-based compensation expense included in reported net income, net of related tax effects	42.1	33.1	29.2
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	42.1	33.1	32.3

Pro forma net income available to common stockholders	$1,031.3	$901.3	$822.5

Earnings per common share
Basic earnings per common share:
As reported	$3.78	$3.13	$2.64
Pro forma	$3.78	$3.13	$2.63
Diluted earnings per common share:
As reported	$3.74	$3.11	$2.62
Pro forma	$3.74	$3.11	$2.61

Reclassifications

        Reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

2.    Acquisition

        On December 31, 2006, we completed the purchase of WM Advisors, Inc., a leading mutual fund manager, for a total cost of $741.1 million in cash, subject to closing adjustments. The acquisition represents a strategic fit for us by adding scale to one of our key asset accumulation businesses, further strengthening our global asset management capability and increasing our presence with independent financial advisors.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

2.    Acquisition — (continued)

        A summary of the fair values of the net assets acquired as of December 31, 2006, based upon the current valuation estimates, is as follows (in millions):

Assets
Cash and cash equivalents	$9.1
Premiums due and other receivables	26.0
Property, plant, and equipment	0.4
Goodwill	62.7
Other intangibles	751.9
Other assets	0.5

Total assets acquired	850.6
Liabilities
Long-term debt	86.9
Other liabilities	22.6

Total liabilities assumed	109.5

Net assets acquired	$741.1

        Of the $751.9 million of acquired intangible assets, $608.0 million was assigned to investment management contracts that are not subject to amortization. The remainder of the acquired intangibles will be subject to amortization and consist of: $86.9 million of customer-based intangibles (eight-year useful life); $51.0 million of asset management contracts (three-year useful life); $5.0 million ascribed to the distribution channel (18-year useful life); and $1.0 million ascribed to non-compete agreements (one-year useful life).

        Consistent with the acquired intangibles, the $62.7 million of goodwill was assigned to the U.S. Asset Management and Accumulation segment and will be deductible for tax purposes. The allocation of the purchase price is preliminary and could change when final information becomes available.

        The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of WM Advisors, Inc., had occurred as of January 1, 2004:

	For the year ended December 31,
	2006	2005	2004
	(in millions, except per share data)
Total revenues	$10,148.2	$9,353.6	$8,541.9
Net income	1,092.5	947.6	849.1
Basic earnings per common share	3.88	3.23	2.71
Diluted earnings per common share	3.85	3.21	2.70

        The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.    Discontinued Operations

Real Estate Investments

        In 2005 and 2006, we sold certain real estate properties previously held for investment purposes. These properties qualify for discontinued operations treatment. Therefore, the income from discontinued operations has been removed from our results of continuing operations for all periods presented. The gains on disposal are reported as other after-tax adjustments in our Corporate and Other segment. All assets, including cash, and liabilities of the discontinued operations have been reclassified to separate discontinued asset and liability line items on the consolidated statements of financial position. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. Additionally, the information included in the notes to the financial statements excludes information applicable to these properties, unless otherwise noted.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3.    Discontinued Operations — (continued)

        The properties were sold to take advantage of positive real estate market conditions in specific geographic locations and to further diversify our real estate portfolio.

        Selected financial information for the discontinued operations is as follows:

	December 31,
	2006	2005
	(in millions)
Assets
Real estate	$—	$99.3
All other assets	—	3.9

Total assets	$—	$103.2

Liabilities
All other liabilities	$—	$4.5

Total liabilities	$—	$4.5

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Total revenues	$(0.5)	$2.8	$2.5

Income from discontinued operations:
Income (loss) before income taxes	$(0.5)	$2.8	$2.5
Income taxes (benefits)	(0.2)	1.0	0.9
Gain on disposal of discontinued operations	47.5	34.3	—
Income taxes on disposal	16.6	12.0	—

Net income	$30.6	$24.1	$1.6

Principal International Argentina S.A.

        On July 2, 2004, we closed the sale of Principal International Argentina S.A. ("PI Argentina"), our subsidiary in Argentina, and its wholly owned subsidiaries, Principal Life Compañía de Seguros, S.A. and Principal Retiro Compañía de Seguros de Retiro, S.A. Our total after-tax proceeds from the sale were approximately U.S. $29.2 million.

        The decision to sell PI Argentina was made with a view toward focusing our resources, executing in core strategic priorities and markets and meeting stockholders expectations. Changing market dynamics since the 2001 economic crisis in Argentina led us to conclude that the interests of our stockholders would best be served by our exit of this market.

        PI Argentina qualified for discontinued operations treatment, therefore, the income from discontinued operations has been removed from our results of continuing operations and segment operating earnings for all periods presented in our International Asset Management and Accumulation segment. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. Additionally, the information included in the notes to the financial statements excludes information applicable to PI Argentina, unless otherwise noted.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3.    Discontinued Operations — (continued)

        Selected financial information for the discontinued operations of PI Argentina is as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Total revenues	$—	$—	$5.8

Income from discontinued operations:
Income before income taxes(1)	$—	$—	$0.3
Income taxes(1)	—	—	0.1
Loss on disposal of discontinued operations	—	—	(15.9)
Income tax benefits on disposal	—	—	(25.7)

Net income	$—	$—	$10.0

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 2, 2004, sale of PI Argentina and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

Principal Residential Mortgage, Inc.

        On July 1, 2004, we closed the sale of Principal Residential Mortgage, Inc. to CitiMortgage, Inc. Our total after-tax proceeds from the sale were approximately $620.0 million. Our Mortgage Banking segment, which included Principal Residential Mortgage, Inc., is accounted for as a discontinued operation, and therefore, the income from discontinued operations (excluding corporate overhead) has been removed from our results of continuing operations and segment operating earnings for all periods presented. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows. Corporate overhead allocated to our Mortgage Banking segment does not qualify for discontinued operations treatment and is included in our results of continuing operations and segment operating earnings for all periods prior to July 1, 2004. Additionally, the information included in the notes to the financial statements excludes information applicable to Principal Residential Mortgage, Inc., unless otherwise noted.

        The decision to sell Principal Residential Mortgage, Inc. was made with a view toward intensifying our strategic focus on our core retirement and risk protection business as well as achieving our longer-term financial objectives. In addition, the sale was also viewed as a positive move for our stockholders as it enabled us to move forward from an improved capital position, with better financial flexibility and greater stability of earnings.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

3.    Discontinued Operations — (continued)

        Selected financial information for the discontinued operations of our Mortgage Banking segment is as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Total revenues	$—	$—	$446.1

Loss from continuing operations, net of related income taxes (represents corporate overhead)	$—	$—	$(10.3)
Income from discontinued operations
Income before income taxes(1)	—	—	48.3
Income taxes(1)	—	—	18.3
Gain (loss) on disposal of discontinued operations	—	(1.7)	134.7
Income taxes on disposal	—	3.3	42.4

Income (loss) from discontinued operations, net of related income taxes	—	(5.0)	122.3

Net income (loss)	$—	$(5.0)	$112.0

(1)
The 2004 summary results of operations information is for the six months ended prior to the July 1, 2004, sale of Principal Residential Mortgage, Inc. and, accordingly, there is no statement of operations data to present subsequent to the date of the sale.

        Our U.S. Asset Management and Accumulation segment held residential mortgage banking escrow deposits (reported as other liabilities) as of December 31, 2003. The purchaser (or acquirer) closed out the banking escrow deposit accounts as a result of the sale. U.S. Asset Management and Accumulation total revenues from this arrangement reclassified to discontinued operations for the year ended December 31, 2004 was $(5.6) million. Loss from discontinued operations net of related income taxes, for the year ended December 31, 2004 was $3.5 million.

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

        Changes to the loss on discontinued operations due to the close of a tax audit resulted in an increase to net income of $8.4 million in 2005. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4.    Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill reported in our operating segments for 2005 and 2006 were as follows:

	U.S. Asset Management and Accumulation	International Asset Management and Accumulation	Life and Health Insurance	Corporate and Other	Consolidated
	(in millions)
Balances at January 1, 2005	$91.8	$52.6	$88.5	$—	$232.9
Goodwill from acquisitions	46.5	—	—	—	46.5
Foreign currency translation	—	2.9	—	—	2.9
Other	—	—	(0.1)	0.1	—

Balances at December 31, 2005	138.3	55.5	88.4	0.1	282.3
Goodwill from acquisitions	81.2	—	—	—	81.2
Foreign currency translation	—	(1.6)	—	—	(1.6)

Balances at December 31, 2006	$219.5	$53.9	$88.4	$0.1	$361.9

        Amortized intangible assets were as follows:

	December 31,
	2006			2005
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	(in millions)
Present value of future profits	$172.8	$66.1	$106.7	$125.1	$41.3	$83.8
Other	288.7	26.4	262.3	131.8	16.9	114.9

Total amortized intangibles	$461.5	$92.5	$369.0	$256.9	$58.2	$198.7

        The amortization expense for intangible assets with finite useful lives was $22.6 million, $17.5 million and $12.2 million for 2006, 2005 and 2004, respectively. At December 31, 2006, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2007	$33.7
2008	31.0
2009	30.9
2010	13.9
2011	13.6

        Present value of future profits ("PVFP") represents the present value of estimated future profits to be generated from existing insurance contracts in-force at the date of acquisition and is amortized over the expected policy or contract duration. Interest rates used to calculate the estimated interest accruals were 9.00% for all years related to PVFP generated from Mexico acquisitions and 6.43% declining to 6.36% in 2006, 6.51% declining to 6.43% in 2005 and 6.51% for 2004, related to PVFP generated from Chile acquisitions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

4.    Goodwill and Other Intangible Assets — (continued)

        The changes in the carrying amount of present value of future profits reported in our operating segments for 2004, 2005 and 2006 were as follows (in millions):

International Asset Management and Accumulation
Balance at January 1, 2004	$93.7
Interest accrued	7.7
Amortization	(13.8)
Foreign currency translation	0.8

Balance at December 31, 2004	88.4
Interest accrued	7.8
Amortization	(14.7)
Impairments	(2.3)
Foreign currency translation	4.3
Other	0.3

Balance at December 31, 2005	83.8
Interest accrued	7.3
Amortization	(18.4)
Impairments	(2.0)
Foreign currency translation	(1.5)
Other	37.5

Balance at December 31, 2006	$106.7

        At December 31, 2006, the estimated amortization expense related to PVFP for the next five years is as follows (in millions):

Year ending December 31:
2007	$6.5
2008	4.8
2009	4.6
2010	4.5
2011	4.7

        The net carrying amount of unamortized indefinite-lived intangible assets were $612.0 million and $3.9 million as of December 31, 2006 and 2005, respectively. Due to the December 31, 2006, acquisition of WM Advisors, Inc., we assigned $608.0 million to investment management contracts that are not subject to amortization. See Note 2, Acquisitions.

5.    Variable Interest Entities

        We have relationships with various types of special purpose entities and other entities where we have a variable interest. The following serves as a discussion of investments in entities that meet the definition of a VIE.

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

        We have determined that this grantor trust is a variable interest entity and that we are the primary beneficiary of the trust due to our interest in the variable interest entity and management of the synthetic reference portfolios. Upon consolidation of the trust, as of December 31, 2006 and 2005, our consolidated statements of financial position include $130.3 million and $130.0 million, respectively, of available-for-sale fixed maturity securities, which represent the collateral held by the trust. As of December 31, 2006 and 2005, the credit default swap entered into by the trust has an outstanding notional amount of $130.0 million. During the years ended December 31, 2006 and 2005, the credit default swaps had a change in fair value that resulted in a $4.4 million pre-tax gain and a $0.4 million pre-tax loss, respectively. The creditors of the grantor trusts have no recourse to our assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5.    Variable Interest Entities — (continued)

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

        We have determined that these grantor trusts are VIEs as our interest-only certificates are exposed to the majority of the risk of loss. The restricted interest periods end between 2016 and 2020 and, at that time, the residual certificate holders' certificates are redeemed by the trust in return for the notes. We have determined that it will be necessary for us to consolidate these entities until the expiration of the interest-only period. As of December 31, 2006 and 2005, our consolidated statements of financial position include $366.2 million and $364.1 million, respectively, of undated subordinated floating rate notes of the grantor trusts, which are classified as available-for-sale fixed maturity securities and represent the collateral held by the trust. The obligation to deliver the underlying securities to the residual certificate holders of $156.8 million and $147.4 million as of December 31, 2006 and 2005, respectively, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. The creditors of the grantor trusts have no recourse to our assets.

        Other.    In addition to the entities above, we have a number of relationships with a disparate group of entities, which meet the criteria for VIEs. Due to the nature of our direct investment in the equity and/or debt of these VIEs, we are the primary beneficiary of such entities, which requires us to consolidate them. These entities include seven private investment trusts, a financial services company and a hedge fund. The consolidation of these VIEs did not have a material effect on either our consolidated statement of financial position as of December 31, 2006 or 2005, or results of operations and for the years ended December 31, 2006, 2005 and 2004. For the majority of these entities, the creditors have no recourse to our assets.

        The carrying amount and classification of consolidated VIE assets that are collateral the VIEs have designated for their own obligations and the debt of the VIEs are as follows:

	December 31,
	2006	2005
	(in millions)
Fixed maturity securities, available-for-sale	$178.0	$88.3
Fixed maturity securities, trading	14.0	—
Equity securities, available-for-sale	—	39.6
Equity securities, trading	59.5	—
Real estate	—	12.4
Cash and other assets	83.2	71.6

Total assets pledged as collateral	$334.7	$211.9

Long-term debt	$206.4	$123.9

        As of December 31, 2006 and 2005, $334.7 million and $211.9 million, respectively, of assets were pledged as collateral for the VIE entities' other obligations. Additionally, as of December 31, 2006 and 2005, these entities had long-term debt of $206.4 million and $123.9 million, respectively, of which $206.4 million and $110.6 million, respectively, was issued to our affiliates and, therefore, eliminated upon consolidation.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

5.    Variable Interest Entities — (continued)

        On June 21, 2006, we invested $285.0 million in a secured limited recourse note issued by a segregated portfolio company. The note represents Class B notes. Class A notes are senior and Class C through Class F notes are subordinated to Class B notes. The entity entered into a credit default swap with a third party providing credit protection in exchange for a fee. Defaults in an underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio. We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $285.3 million as of December 31, 2006.

        Between October 3, 1996 and September 21, 2001, we entered into seven separate but similar transactions where various third parties transferred funds to either a custodial account or a trust. The custodians or trusts purchased shares of specific money market funds and then separated the cash flows of the money market shares into share receipts and dividend receipts. The dividend receipts entitle the holder to dividends paid for a specified term while the share receipts, purchased at a discount, entitle the holder to dividend payments subsequent to the term of the dividend receipts and the rights to the underlying shares. We have purchased the share receipts. After the restricted dividend period ends between 2017 and 2021, we, as the share receipt holder, have the right to terminate the custodial account or trust agreement and will receive the underlying money market fund shares. We determined the primary beneficiary is the dividend receipt holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $235.7 million and $224.5 million as of December 31, 2006 and 2005, respectively.

        On June 20, 1997, we entered into a transaction in which we purchased a residual trust certificate. The trust separated the cash flows of an underlying security into an interest-only certificate that entitles the third party certificate holder to the stated interest on the underlying security through May 15, 2017, and into a residual certificate entitling the holder to interest payments subsequent to the term of the interest-only certificates and any principal payments. Subsequent to the restricted interest period, we, as the residual certificate holder, have the right to terminate the trust agreement and will receive the underlying security. We determined the primary beneficiary is the interest-only certificate holder, which has the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $78.7 million and $77.0 million as of December 31, 2006 and 2005, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6.    Investments

Fixed Maturities and Equity Securities

        The cost, gross unrealized gains and losses and fair value of fixed maturities and equity securities available-for-sale as of December 31, 2006 and 2005, are summarized as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(in millions)
December 31, 2006
Fixed maturities, available-for-sale:
U.S. government and agencies	$530.8	$0.8	$3.8	$527.8
Non-U.S. governments	766.0	135.0	0.4	900.6
States and political subdivisions	1,557.7	45.4	4.9	1,598.2
Corporate — public	20,742.1	852.1	145.9	21,448.3
Corporate — private	10,287.9	373.9	75.7	10,586.1
Mortgage-backed and other asset-backed securities	9,199.1	221.2	77.8	9,342.5

Total fixed maturities, available-for-sale	$43,083.6	$1,628.4	$308.5	$44,403.5

Total equity securities, available-for-sale	$657.7	$13.5	$4.6	$666.6

December 31, 2005
Fixed maturities, available-for-sale:
U.S. government and agencies	$557.9	$1.8	$4.2	$555.5
Non-U.S. governments	804.6	110.8	0.8	914.6
States and political subdivisions	1,222.6	45.7	3.8	1,264.5
Corporate — public	20,297.3	1,014.3	117.1	21,194.5
Corporate — private	9,470.1	484.3	52.3	9,902.1
Mortgage-backed and other asset-backed securities	8,093.3	270.7	78.0	8,286.0

Total fixed maturities, available-for-sale	$40,445.8	$1,927.6	$256.2	$42,117.2

Total equity securities, available-for-sale	$704.1	$26.1	$5.8	$724.4

        The cost and fair value of fixed maturities available-for-sale at December 31, 2006, by expected maturity, were as follows:

	Cost	Fair value
	(in millions)
Due in one year or less	$2,282.7	$2,282.7
Due after one year through five years	9,313.6	9,491.8
Due after five years through ten years	11,222.2	11,402.5
Due after ten years	11,066.0	11,883.9

	33,884.5	35,060.9
Mortgage-backed and other asset-backed securities	9,199.1	9,342.6

Total	$43,083.6	$44,403.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6.    Investments — (continued)

Net Investment Income

        Major categories of net investment income are summarized as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Fixed maturities, available-for-sale	$2,620.4	$2,453.1	$2,317.2
Fixed maturities, trading	16.0	7.6	9.4
Equity securities, available-for-sale	55.5	50.8	46.9
Equity securities, trading	2.5	4.9	3.1
Mortgage loans	744.0	764.1	762.5
Real estate	64.5	63.9	82.3
Policy loans	50.9	50.3	51.1
Cash and cash equivalents	64.4	32.1	25.9
Derivatives	40.2	17.9	17.5
Other	92.0	49.4	36.9

Total	3,750.4	3,494.1	3,352.8
Less investment expenses	(132.4)	(134.0)	(128.8)

Net investment income	$3,618.0	$3,360.1	$3,224.0

Net Realized/Unrealized Capital Gains and Losses

        The major components of net realized/unrealized capital gains (losses) on investments are summarized as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$42.9	$114.5	$58.9
Gross losses	(65.0)	(87.3)	(86.0)
Hedging (net)	(14.6)	(45.8)	(0.7)
Fixed maturities, trading	1.0	(2.4)	(1.1)
Equity securities, available-for-sale:
Gross gains	2.5	9.1	17.1
Gross losses	(0.9)	(8.8)	(12.0)
Equity securities, trading	21.8	6.6	4.4
Mortgage loans	2.4	1.3	(12.5)
Derivatives	(4.7)	17.2	(101.4)
Other	59.3	(15.6)	28.5

Net realized/unrealized capital gains (losses)	$44.7	$(11.2)	$(104.8)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities were $1.5 billion, $2.6 billion and $1.9 billion in 2006, 2005 and 2004, respectively.

        We recognize impairment losses for fixed maturities and equity securities when declines in value are other than temporary. Gross realized losses related to other than temporary impairments of fixed maturity securities were $14.6 million, $28.6 million and $60.6 million in 2006, 2005 and 2004, respectively. As a result of the need to fund our acquisition of WM Advisors, Inc. we also recognized $17.2 million of write-downs in 2006 that resulted from our determination that we no longer had the ability and intent to hold certain fixed maturity securities until they recovered in value. We also recognized gross realized losses as the result of credit triggered sales of $22.2 million, $30.8 million and $18.9 million in 2006, 2005 and 2004, respectively. In 2005, we also recognized an $11.0 million loss related to a large investment that was called from us.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6.    Investments — (continued)

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses as of December 31, 2006 and 2005, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2006
	Less than twelve months		Greater than or equal to twelve months		Total
	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses	Carrying value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$32.0	$0.2	$320.8	$3.6	$352.8	$3.8
Non-U.S. governments	45.9	0.1	13.8	0.3	59.7	0.4
States and political subdivisions	278.1	0.7	347.0	4.2	625.1	4.9
Corporate — public	2,697.0	35.9	4,617.8	110.0	7,314.8	145.9
Corporate — private	1,635.2	11.4	2,375.8	64.3	4,011.0	75.7
Mortgage-backed and other asset-backed securities	1,349.3	9.7	2,751.6	68.1	4,100.9	77.8

Total fixed maturities, available-for-sale	$6,037.5	$58.0	$10,426.8	$250.5	$16,464.3	$308.5

Total equity securities, available-for-sale	$4.5	$0.3	$134.0	$4.3	$138.5	$4.6

        As of December 31, 2006, we held $16,464.3 million in available-for-sale fixed maturity securities with unrealized losses of $308.5 million. Of these amounts, Principal Life's consolidated portfolio represented $16,224.8 million in available-for-sale fixed maturity securities with unrealized losses of $299.7 million. Principal Life's consolidated portfolio consists of fixed maturity securities where 98% are investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost).

        For those securities that have been in a loss position for less than twelve months, Principal Life's consolidated portfolio holds 643 securities with a carrying value of $5,831.9 million and unrealized losses of $49.8 million reflecting an average price of 99. Of this portfolio, 97% was investment grade (rated AAA through BBB-) at December 31, 2006, with associated unrealized losses of $48.3 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that have been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio holds 1,186 securities with a carrying value of $10,392.9 million and unrealized losses of $249.9 million. The average rating of this portfolio is A with an average price of 98 at December 31, 2006. Of the $249.9 million in unrealized losses, the Corporate-public and Corporate-private sectors account for $173.9 million in unrealized losses with an average price of 98 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $68.1 million in unrealized losses within the mortgage-backed and other asset-backed securities sector. The average price of the mortgage-backed and other asset-backed securities sector is 98 and the average credit

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6.    Investments — (continued)

rating is AA+. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

        As of December 31, 2005, we held $13,163.6 million in available-for-sale fixed maturity securities with unrealized losses of $256.2 million. Of these amounts, Principal Life's consolidated portfolio represented $12,822.1 million in available-for-sale fixed maturity securities with unrealized losses of $243.0 million. Principal Life's consolidated portfolio consisted of fixed maturity securities where 97% are investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost).

        For those securities that had been in a loss position for less than twelve months, Principal Life's consolidated portfolio held 1,199 securities with a carrying value of $10,550.8 million and unrealized losses of $177.1 million reflecting an average price of 98. Of this portfolio, 97% was investment grade (rated AAA through BBB-) at December 31, 2005, with associated unrealized losses of $167.1 million. The losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 337 securities with a carrying value of $2,271.3 million and unrealized losses of $66.0 million. The average rating of this portfolio was A+ with an average price of 97 at December 31, 2005. Of the $66.0 million in unrealized losses, the Corporate-public and Corporate-private sectors account for $40.1 million in unrealized losses with an average price of 97 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $24.2 million in unrealized losses within the mortgage-backed and other asset-backed securities sector. The average price of the mortgage-backed and other asset-backed securities sector is 97 and the average credit rating is AA+.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6.    Investments — (continued)

Net Unrealized Gains and Losses on Available-for-Sale Securities

        The net unrealized gains and losses on investments in fixed maturities and equity securities available-for-sale are reported as a separate component of stockholders' equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities was as follows:

	December 31,
	2006	2005
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale(1)	$1,321.1	$1,670.8
Net unrealized gains on equity securities, available-for-sale	8.9	20.3
Adjustments for assumed changes in amortization patterns	(128.1)	(136.2)
Net unrealized gains on derivative instruments	46.4	39.6
Net unrealized losses on policyholder dividend obligation	—	(33.7)
Net unrealized gains (losses) on equity method subsidiaries and minority interest adjustments	6.8	(19.9)
Provision for deferred income taxes	(396.1)	(513.0)

Net unrealized gains on available-for-sale securities	$859.0	$1,027.9

(1)
Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6.    Investments — (continued)

Commercial Mortgage Loans

        Commercial mortgage loans represent a primary area of credit risk exposure. At December 31, 2006 and 2005, the commercial mortgage portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31,
	2006		2005
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Geographic distribution
New England	$397.6	3.9%	$353.0	3.6%
Middle Atlantic	1,817.4	18.0	1,822.3	18.4
East North Central	847.0	8.4	775.2	7.8
West North Central	525.6	5.2	458.3	4.6
South Atlantic	2,550.9	25.3	2,531.2	25.7
East South Central	285.6	2.8	348.0	3.5
West South Central	682.4	6.8	674.1	6.8
Mountain	845.5	8.4	823.7	8.3
Pacific	2,170.5	21.5	2,138.1	21.6
Valuation allowance	(32.2)	(0.3)	(33.2)	(0.3)

Total	$10,090.3	100.0%	$9,890.7	100.0%

Property type distribution
Office	$2,672.3	26.5%	$2,706.5	27.4%
Retail	2,808.8	27.7	3,036.5	30.6
Industrial	2,740.1	27.2	2,812.3	28.4
Apartments	1,440.3	14.3	1,078.5	10.9
Hotel	41.7	0.4	44.8	0.5
Mixed use/other	419.3	4.2	245.3	2.5
Valuation allowance	(32.2)	(0.3)	(33.2)	(0.3)

Total	$10,090.3	100.0%	$9,890.7	100.0%

Commercial Mortgage Loan Loss Allowance

        Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. The change in the valuation allowance is included in net realized/unrealized capital gains (losses) on our consolidated statements of operations.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6.    Investments — (continued)

as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Impaired mortgage loans, along with the related allowance for losses, were as follows:

	December 31,
	2006	2005
	(in millions)
Impaired loans	$0.1	$23.8
Allowance for losses	—	(2.3)

Net impaired loans	$0.1	$21.5

        The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Average recorded investment in impaired loans	$4.3	$51.6	$105.2
Interest income recognized on impaired loans	0.5	5.1	7.0

        When it is determined that a loan is impaired, interest accruals are stopped and all interest income is recognized on the cash basis.

        A summary of the changes in the commercial mortgage loan allowance for losses is as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Balance at beginning of year	$33.2	$42.4	$49.6
Provision for losses	1.3	6.7	14.4
Releases due to write-downs, sales and foreclosures	(2.3)	(15.9)	(21.6)

Balance at end of year	$32.2	$33.2	$42.4

Real Estate

        Depreciation expense on invested real estate was $34.4 million, $28.0 million and $32.0 million in 2006, 2005 and 2004, respectively. Accumulated depreciation was $228.3 million and $199.7 million as of December 31, 2006 and 2005, respectively.

Other Investments

        Other investments include minority interests in unconsolidated entities, domestic and international joint ventures and partnerships and properties owned jointly with venture partners and operated by the partners. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. Changes in the value of our investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders' equity. Total assets of the unconsolidated entities were $12,010.2 million and $9,331.6 million at December 31, 2006 and 2005, respectively. Total revenues of the unconsolidated entities were $2,174.1 million, $1,785.6 million and $1,302.7 million in 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, we included $94.3 million, $89.3 million and $61.0 million, respectively, in net investment income representing our share of current year net income of the unconsolidated entities. At December 31, 2006 and 2005, our net investment in unconsolidated entities was $387.0 million and $321.7 million, respectively.

        In the ordinary course of our business and as part of our investment operations, we have also entered into long term contracts to make and purchase investments aggregating $677.2 million and $882.8 million at December 31, 2006 and 2005, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

6.    Investments — (continued)

        Derivative assets are carried at fair value and reported as a component of other investments. Certain seed money investments are carried at fair value with changes in fair value included in net income as net realized/unrealized capital gains or losses.

7.    Securitization Transactions

        We, along with other contributors, sell commercial mortgage loans in securitization transactions to trusts. As these trusts are classified as a qualifying special purpose entity, they are not subject to the VIE consolidation rules. We purchase primary servicing responsibilities and may retain other interests. The investors and the securitization entities have no recourse to our other assets for failure of debtors to pay when due. The value of our retained interests is subject primarily to credit risk.

        In 2006, 2005, and 2004, we recognized gains of $13.6 million, $39.8 million and $14.4 million, respectively, on the securitization of commercial mortgage loans.

        Key economic assumptions used in measuring the other retained interests at the date of securitization resulting from transactions completed included a cumulative foreclosure rate between 2% and 10% during 2006, 5% and 18% during 2005, and 4% and 10% during 2004. The assumed range of the loss severity, as a percentage of defaulted loans, was between 2% and 31% during 2006, 3% and 29% during 2005, and 13% and 31% during 2004. The low end of the loss severity range relates to a portfolio of seasoned loans. The high end of the loss severity range relates to a portfolio of newly issued loans.

        At December 31, 2006 and 2005, the fair values of other retained interests related to the securitizations of commercial mortgage loans were $345.3 million and $321.0 million, respectively. Only $0.5 million in 2006 and $0.8 million in 2005 represented equity investments. All other interests are classified as available-for-sale securities and are carried at fair value. At December 31, 2006 and 2005, respectively, $156.2 million and $181.3 million of these available-for-sale securities were interest-only investments. Cash flows are continuously monitored for adverse deviations from original expectations and impairments are recorded when necessary. Key economic assumptions and the sensitivity of the current fair values of residual cash flows were tested to one and two standard deviations from the expected rates. The changes in the fair values at December 31, 2006 and 2005, as a result of this sensitivity analysis were not significant.

        The table below summarizes cash flows for securitization transactions:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Proceeds from new securitizations	$698.6	$2,270.4	$871.1
Servicing fees received	1.3	1.1	1.1
Other cash flows received on retained interests	37.4	36.0	31.1

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8.    Derivative Financial Instruments — (continued)

        In exchange-traded futures transactions, we agree to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. We enter into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. In a mortgage-backed securities ("MBS") forward transaction, we agree to purchase or sell a specified MBS on a future date. We have used exchange-traded futures and MBS forwards to reduce market risks from changes in interest rates, to alter mismatches between the assets in a portfolio and the liabilities supported by those assets, and to hedge against changes in the value of securities we own or anticipate acquiring or selling. We use exchange-traded futures to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained.

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

        Total return swaps are contracts in which we agree with other parties to exchange, at specified intervals, an amount determined by the difference between the previous spread and the current spread on referenced indices based upon an agreed upon notional principal amount plus an additional amount determined by the financing spread. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date. These derivatives have been used in our commercial mortgage securitization operation to hedge its long spread position.

        Currency forwards are contracts in which we agree with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. Currency swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate as calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date. We use currency forwards and currency swaps to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell. We have also used currency forwards to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of our foreign operations.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8.    Derivative Financial Instruments — (continued)

        Commodity swaps are used to sell or buy protection on commodity prices in return for receiving or paying a quarterly premium. We purchased a AAA rated secured limited recourse note from a VIE that is consolidated in our financial results. This VIE uses a commodity swap to enhance the return on an investment portfolio by selling protection on a static portfolio of commodity trigger swaps, each referencing a base or precious metal. The portfolio of commodity trigger swaps is a portfolio of deep out-of-the-money European puts on various base or precious metals. The VIE provides mezzanine protection that the average spot rate will not fall below a certain trigger price on each commodity trigger swap in the portfolio and receives guaranteed quarterly premiums in return until maturity. At the same time the VIE enters into this synthetic transaction, it buys a quality cash bond to match against the commodity swap.

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

        Prior to the application of the aforementioned credit enhancements, the gross exposure to credit risk with respect to these derivative instruments was $752.4 million and $472.9 million at December 31, 2006 and 2005, respectively. Subsequent to the application of such credit enhancements, the net exposure to credit risk was $554.9 million and $375.3 million at December 31, 2006 and 2005, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8.    Derivative Financial Instruments — (continued)

        The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31,
	2006	2005
	(in millions)
Notional amounts of derivative instruments with regard to U.S. operations
Interest rate swaps	$12,365.5	$8,531.3
Foreign currency swaps	5,307.0	3,830.4
Credit default swaps	1,550.9	1,297.6
Embedded derivative financial instruments	1,277.6	802.5
Swaptions	643.4	684.5
Call options	314.0	189.8
Currency forwards	235.3	509.2
Futures	55.0	58.9
Bond options	21.0	38.5
Commodity swaps	20.0	—
Interest rate lock commitments	8.8	392.3
Total return swaps	—	100.0
Mortgage-backed forwards and options	—	39.3

	21,798.5	16,474.3
Notional amounts of derivative instruments with regard to international operations
Embedded derivative financial instruments	401.8	397.0
Currency forwards	107.4	57.4
Foreign currency swaps	24.1	24.1

Total notional amounts at end of year	$22,331.8	$16,952.8

Gross credit exposure of derivative instruments with regard to U.S. operations
Foreign currency swaps	$560.5	$338.4
Interest rate swaps	132.8	89.3
Call options	30.6	18.0
Credit default swaps	15.7	14.0
Commodity swaps	0.7	—
Bond options	0.4	0.6
Currency forwards	0.3	1.6

Total credit exposure at end of year	741.0	461.9
Gross credit exposure of derivative instruments with regard to international operations
Currency forwards	7.3	9.8
Foreign currency swaps	4.1	1.2

Total credit exposure at end of year	$752.4	$472.9

        The net interest effect of interest rate swap, currency swap and credit default swap transactions is recorded as an adjustment to net investment income or interest expense, as appropriate, over the periods covered by the agreements.

        The fair value of our derivative instruments classified as assets at December 31, 2006 and 2005, was $710.6 million and $430.3 million, respectively, and was reported with other investments on the consolidated statements of financial position. The fair value of derivative instruments classified as liabilities at December 31, 2006 and 2005, was $269.0 million and $190.1 million, respectively, and was reported with other liabilities on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8.    Derivative Financial Instruments — (continued)

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

        We use interest rates swaps and have used total return swaps to hedge interest rate and spread risk in our commercial mortgage securitization operations.

        We also sell callable investment-type agreements and use written interest rate swaptions to transform the callable liability into a fixed term liability.

        We recognized a pre-tax net gain (loss) of $4.7 million, $(11.8) million and $(28.7) million in 2006, 2005 and 2004, respectively, relating to the ineffective portion of our fair value hedges, which was reported with net realized/unrealized capital gains (losses) on our consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Cash Flow Hedges

        We also utilize floating-to-fixed rate interest rate swaps to eliminate the variability in cash flows of recognized financial assets and liabilities and forecasted transactions.

        We entered into currency exchange swap agreements to convert both principal and interest payments of certain foreign denominated assets and liabilities into U.S. dollar denominated fixed-rate instruments to eliminate the exposure to future currency volatility on those items.

        In 2006, 2005 and 2004, we recognized a $4.4 million, $27.0 million and $57.8 million after-tax increase in value, respectively, related to cash flow hedges in accumulated other comprehensive income. During this time period, none of our cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. We reclassified $0.7 million, $21.3 million, and $5.2 million in net losses from accumulated comprehensive income into net income during 2006, 2005, and 2004 respectively, which are the portion of deferred losses related to the variability in cash flows that were hedged and impacted net income in those periods. We expect to reclassify net losses of $3.6 million in the next 12 months.

        For the years ended December 31, 2006, 2005 and 2004, we recognized a pre-tax gain of $2.5 million, $1.2 million, and $1.9 million in net income due to cash flow ineffectiveness, respectively. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

        The maximum length of time that we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 12.5 years.

Net Investment in Foreign Operations Hedges

        From time to time, we may take measures to hedge our net investments in our foreign subsidiaries from currency risks. In 2005, we used currency forwards to hedge a portion of our net investment in our Mexican operations and our net investment in our Chilean operations. We did not use any currency forwards during 2006 and did not have any currency forwards outstanding at December 31, 2006 to hedge our net investment in foreign operations. We recognized a $2.7 million pre-tax loss in other comprehensive income from these contracts for the years ended December 31, 2005. There was no ineffectiveness recorded for the year ended December 31, 2005. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

Derivatives Not Designated as Hedging Instruments

        Our use of futures, MBS forwards, certain swaptions and swaps, equity call options, bond options, currency forwards, and interest rate lock commitments are effective from an economic standpoint, but they have not been designated as hedges under SFAS 133. As such, periodic changes in the market value of these instruments flow directly into net income. For the years ended December 31, 2006, 2005 and 2004, gains (losses) of $11.1 million, $13.1 million and $(59.0) million, respectively, were recognized in income from market value changes of derivatives not receiving hedge accounting treatment.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8.    Derivative Financial Instruments — (continued)

Embedded Derivatives

        We may purchase or issue financial instruments or products that contain a derivative instrument that is embedded in the financial instrument or product. When it is determined that the embedded derivative possesses economic characteristics that are not clearly or closely related to the economic characteristics of the host contract and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated statements of financial position, is carried at fair value with changes in fair value reported in net income.

        We sell investment-type liability contracts in which the return is tied to an external equity index, a leveraged inflation index or leveraged reference swap. These returns are embedded options that are bifurcated from the host investment-type contract and accounted for separately. We economically hedge the embedded equity derivative by writing equity call options with identical features to convert the overall contract into a fixed-rate liability, effectively eliminating the equity component altogether. For the years ended December 31, 2006, 2005 and 2004, respectively, we recognized a $3.1 million, $1.0 million and $3.2 million pre-tax gain on the purchased equity call options and a $3.1 million, $1.0 million and $3.2 million pre-tax loss on the change in fair value of the embedded derivatives. We economically hedge the leveraged embedded derivatives with interest rate swaps and currency swaps to convert them to a fixed-rate liability or floating rate U.S. dollar liability. For the year ended December 31, 2006, we recognized a $2.6 million pre-tax loss on the swaps and a $6.0 million pre-tax gain on the change in fair value of the embedded derivatives.

        We offer a guaranteed fund as an investment option in our defined contribution plans in Hong Kong. This fund contains an embedded option that has been bifurcated and accounted for separately, with changes in fair value reported in net realized/unrealized gains (losses). There was no pre-tax gain or loss recognized for the years ended December 31, 2006 and 2005, because the fair value of the guarantees has been less than the fair value of the benefits. We recognized a $0.1 million pre-tax gain for the year ended December 31, 2004.

        We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated the cash flows of the underlying notes by issuing an interest-only certificate and a residual certificate related to each note contributed. We retained the interest-only certificates and the residual certificates were subsequently sold to a third party. We have determined these grantor trusts are variable interest entities and it is necessary for us to consolidate these entities. The obligation to deliver the underlying securities to residual certificate holders of $156.8 million as of December 31, 2006, and $147.4 million as of December 31, 2005 is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying securities. For the years ended December 31, 2006, 2005 and 2004, respectively, we recognized a $7.2 million pre-tax gain, a $2.7 million pre-tax gain and a $28.2 million pre-tax loss on the change in fair value of the obligation, which is reflected in accumulated other comprehensive income on the consolidated statements of financial position.

        During 2005, we purchased existing Class A units of a trust that represent interest payments on the underlying security within the trust. The trust also issued Class B units representing the residual interests in the underlying security. We have determined that this trust is a variable interest entity and subsequent to this purchase it is necessary for us to consolidate this entity. The obligation to deliver the underlying security to the Class B unit holder of $12.0 million and $10.5 million as of December 31, 2006 and 2005, respectively, is classified as an other liability and contains an embedded derivative of the forecasted transaction to deliver the underlying security. For the years ended December 31, 2006 and 2005, respectively, we recognized a $0.5 million and $0.4 million pre-tax loss on the change in fair value of the obligation, which is reflected in accumulated other comprehensive income on the consolidated statements of financial position.

        We offer a fixed deferred annuity product that credits interest based on changes in an external equity index. It contains an embedded derivative that has been bifurcated and accounted for separately, with changes in fair value reported in net realized/unrealized gains (losses). We economically hedge the fixed deferred annuity product by purchasing options that match the product's profile. For the years ended December 31, 2006, 2005 and 2004, respectively, we recognized a $5.3 million, $1.5 million and $0.5 million pre-tax gain on the call spread options purchased and a $6.1 million, $2.3 million and $0.2 million pre-tax loss on the change in fair value of the embedded derivatives.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

8.    Derivative Financial Instruments — (continued)

        We offer certain variable annuity products with a GMWB rider. The GMWB provides that the contractholder will receive at least their principal deposit back through withdrawals of up to a specified annual amount, even if the account value is reduced to zero. The GMWB represents an embedded derivative in the variable annuity contract that is required to be reported separately from the host variable annuity contract. Declines in the equity market may increase our exposure to benefits under contracts with the GMWB. We economically hedge the GMWB exposure using futures, options and interest rate swaps. For the years ended December 31, 2006, and 2005, respectively, we recognized in net income a $4.2 million and $0.5 million pre-tax loss on the hedging instruments and a $2.8 million pre-tax gain and $0.2 million pre-tax loss on the change in fair value of the embedded derivatives, respectively.

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

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2006 and 2005, cumulative actual earnings have been less than cumulative expected earnings. As of December 31, 2006, cumulative net unrealized gains were not greater than expected. Therefore, there was no PDO liability as of December 31, 2006. However, cumulative net unrealized gains were greater than expected, resulting in the recognition of a PDO of $33.7 million, and $118.5 million as of December 31, 2005 and 2004, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9.    Closed Block — (continued)

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31,
	2006	2005
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$5,376.0	$5,387.1
Other policyholder funds	26.4	27.3
Policyholder dividends payable	357.4	361.0
Policyholder dividend obligation	—	33.7
Other liabilities	61.5	57.0

Total Closed Block liabilities	5,821.3	5,866.1
Assets designated to the Closed Block
Fixed maturities, available-for-sale	3,023.7	2,989.8
Equity securities, available-for-sale	65.9	71.5
Mortgage loans	640.3	716.4
Policy loans	755.2	754.6
Other investments	84.4	47.7

Total investments	4,569.5	4,580.0
Cash and cash equivalents	50.9	34.3
Accrued investment income	70.8	71.0
Deferred income tax asset	72.8	73.6
Premiums due and other receivables	17.7	20.2
Other assets	42.3	35.9

Total assets designated to the Closed Block	4,824.0	4,815.0

Excess of Closed Block liabilities over assets designated to the Closed Block	997.3	1,051.1
Amounts included in other comprehensive income	55.7	61.5

Maximum future earnings to be recognized from Closed Block assets and liabilities	$1,053.0	$1,112.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

9.    Closed Block — (continued)

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Revenues
Premiums and other considerations	$596.7	$617.7	$648.7
Net investment income	293.2	294.4	301.6
Net realized/unrealized capital gains (losses)	(0.9)	2.3	(4.1)

Total revenues	889.0	914.4	946.2
Expenses
Benefits, claims and settlement expenses	497.0	518.8	515.1
Dividends to policyholders	287.0	285.3	289.1
Operating expenses	5.5	9.1	11.6

Total expenses	789.5	813.2	815.8

Closed Block revenue, net of Closed Block expenses, before income taxes	99.5	101.2	130.4
Income taxes	32.2	32.4	42.6

Closed Block revenue, net of Closed Block expenses and income taxes	67.3	68.8	87.8
Funding adjustment charges	(7.7)	(8.7)	(10.1)

Closed Block revenue, net of Closed Block expenses, income tax and funding adjustment charges	$59.6	$60.1	$77.7

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Beginning of year	$1,112.6	$1,172.7	$1,250.4
End of year	1,053.0	1,112.6	1,172.7

Change in maximum future earnings	$(59.6)	$(60.1)	$(77.7)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

10.    Deferred Policy Acquisition Costs

        Policy acquisition costs deferred and amortized in 2006, 2005 and 2004 were as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Balance at beginning of year	$2,174.1	$1,837.6	$1,568.9
Cost deferred during the year	498.9	482.1	477.7
Amortized to expense during the year	(239.2)	(246.6)	(210.8)
Effect of unrealized gains (losses)	(14.9)	101.0	32.1
Other(1)	—	—	(30.3)

Balance at end of year	$2,418.9	$2,174.1	$1,837.6

(1)
Due to the January 1, 2004 adoption of SOP 03-1, we reclassified $30.3 million of sales inducements from DPAC to other assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11.    Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2006	2005
	(in millions)
Liabilities for investment-type contracts:
GICs	$12,307.3	$12,601.6
Funding agreements	14,242.4	11,832.0
Other investment-type contracts	1,277.8	1,362.9

Total liabilities for investment-type contracts	27,827.5	25,796.5
Liabilities for individual annuities	6,429.1	5,414.0
Universal life and other reserves	2,542.4	2,401.6

Total contractholder funds	$36,799.0	$33,612.1

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

        We are authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2006 and 2005, $3,770.4 million and $3,203.6 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program as we are authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2006, $474.1 million of liabilities are outstanding with respect to the issuance outstanding under this new program.

        In addition, we were authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated qualifying special purpose entity. As of December 31, 2006 and 2005, $3,747.9 million and $4,744.5 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. We do not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the SEC-registered program described in the following paragraph.

        We were authorized to issue up to $4.0 billion of funding agreements under a program established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. In recognition of the use of nearly all $4.0 billion of initial issuance authorization, this program was amended in February 2006 to authorize issuance of up to an additional $5.0 billion. Under this program, both the notes and the supporting funding agreements are registered with the SEC. As of December 31, 2006 and 2005, $5,831.4 million and $3,667.9 million, respectively, of liabilities are being held with respect to the issuance outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other two funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by Principal Financial Group, Inc.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

11.    Insurance Liabilities — (continued)

Future Policy Benefits and Claims

        Activity in the liability for unpaid accident and health claims, which is included with future policy benefits and claims in the consolidated statements of financial position, is summarized as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Balance at beginning of year	$814.8	$747.6	$719.5
Incurred:
Current year	2,047.5	1,787.0	1,682.9
Prior years	(37.5)	(22.0)	(28.8)

Total incurred	2,010.0	1,765.0	1,654.1
Payments:
Current year	1,666.9	1,444.0	1,376.2
Prior years	280.7	253.8	249.8

Total payments	1,947.6	1,697.8	1,626.0
Balance at end of year:
Current year	380.6	343.0	306.7
Prior years	496.6	471.8	440.9

Total balance at end of year	$877.2	$814.8	$747.6

        The activity summary in the liability for unpaid accident and health claims shows a decrease of $37.5 million, $22.0 million and $28.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, relating to prior years. Such liability adjustments, which affected current operations during 2006, 2005 and 2004, respectively, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid accident and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid accident and health claims. We also had claim adjustment expense liabilities of $33.4 million, $30.6 million and $28.3 million, and related reinsurance recoverables of $4.9 million, $3.5 million and $3.6 million in 2006, 2005 and 2004, respectively, which are not included in the rollforward above.

12.    Debt

Short-Term Debt

        The components of short-term debt as of December 31, 2006 and 2005, were as follows:

	December 31,
	2006	2005
	(in millions)
Commercial paper	$—	$349.9
Other recourse short-term debt	23.1	55.1
Nonrecourse short-term debt	61.0	71.4

Total short-term debt	$84.1	$476.4

        As of December 31, 2006, we had credit facilities with various financial institutions in an aggregate amount of $887.7 million. As of December 31, 2006 and 2005, we had $84.1 million and $476.4 million of outstanding borrowings related to our credit facilities, with $74.5 million and $110.6 million of assets pledged as support, respectively. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of December 31, 2006.

        The weighted-average interest rates on short-term borrowings as of December 31, 2006 and 2005, were 5.6% and 4.5% respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12.    Debt — (continued)

Long-Term Debt

        The components of long-term debt as of December 31, 2006 and 2005, were as follows:

	December 31,
	2006	2005
	(in millions)
8.2% notes payable, due 2009	$464.5	$464.3
4.59% notes payable, due 2011	49.7	51.6
4.93% notes payable, due 2011	40.5	47.3
6.05% notes payable, due 2036	601.9	—
8% surplus notes payable, due 2044	99.2	99.2
Nonrecourse mortgages and notes payable	258.0	184.0
Other mortgages and notes payable	40.0	52.4

Total long-term debt	$1,553.8	$898.8

        The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On October 16 and December 5, 2006, we issued $500.0 million and $100.0 million, respectively, of senior notes from our shelf registration, which was filed with the SEC in December 2003. The notes will bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, beginning on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

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

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates hold any portion of the notes. Each payment of interest and principal on the notes, however, may be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life has sufficient surplus earnings to make such payments. Interest for the years ended December 31, 2006, 2005 and 2004 of $8.0 million, $8.0 million and $10.6 million, respectively, was approved by the Commissioner, and charged to expense.

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

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. We, including certain subsidiaries, had $135.0 million in credit facilities as of December 31, 2006, with various financial institutions, in addition to obtaining loans with various lenders to finance these developments. Outstanding principal balances as of December 31, 2006, range from $0.3 million to $96.2 million per development with interest rates generally ranging from 5.5% to 8.6%. Outstanding principal balances as of December 31, 2005, range from $0.3 million to $97.5 million per development with interest rates generally ranging from 5.5% to 8.6%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $246.2 million and $284.1 million as of December 31, 2006 and 2005, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

12.    Debt — (continued)

        Also included in non-recourse mortgages and notes payable is a long-term debt obligation we assumed with the purchase of WM Advisors, Inc. As part of the purchase, we will be bound by a class B share financing agreement previously entered into by WM Advisors, Inc. and a third party, which was assigned a value of $86.9 million at purchase. Load mutual fund shares sold without a front end load are referred to as "B shares". In exchange for paying the selling commission, the company receives fees in the future to recover the up-front commission cost incurred. Prior to our purchase, WM Advisors, Inc. had entered into a purchase and sale agreement whereby the third party would purchase the rights to future cash flow streams in exchange for funding the sales commissions. The fair value of these relinquished fees is reported as a long-term debt liability. There will be no additional sales under this agreement following the effective date of the purchase. Therefore, this liability will be extinguished within eight years, which equates to the contractual term in which the fund can recover fees to cover the upfront commission costs.

        At December 31, 2006, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2007	$143.5
2008	79.8
2009	15.0
2010	13.7
2011	565.0
Thereafter	736.8

Total future maturities of the long-term debt	$1,553.8

        Cash paid for interest for 2006, 2005 and 2004, was $83.6 million, $138.9 million and $102.5 million, respectively. These amounts include interest paid on taxes during these years.

13.    Income Taxes

        Our income tax expense from continuing operations was as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Current income taxes:
U.S. federal	$210.9	$135.0	$245.1
State and foreign	52.8	44.2	41.7

Total current income taxes	263.7	179.2	286.8
Deferred income taxes (benefits)	31.3	53.0	(108.6)

Total income taxes	$295.0	$232.2	$178.2

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the corporate income tax rate and the effective tax rate from continuing operations is as follows:

	For the year ended December 31,
	2006	2005	2004
Statutory corporate tax rate	35%	35%	35%
Dividends received deduction	(8)	(7)	(9)
Interest exclusion from taxable income	(1)	(2)	(2)
Federal tax settlement for prior years	(1)	(1)	—
Synthetic fuel tax credits	(1)	(3)	—
Other	(2)	(1)	(4)

Effective tax rate	22%	21%	20%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13.    Income Taxes — (continued)

        Significant components of our net deferred income taxes were as follows:

	December 31,
	2006	2005
	(in millions)
Deferred income tax assets (liabilities):
Insurance liabilities	$299.4	$322.6
Other deferred tax assets	88.6	124.3

Total deferred tax assets	388.0	446.9
Deferred policy acquisition costs	(732.8)	(651.5)
Net unrealized gains on available-for-sale securities	(395.8)	(512.9)
Other deferred tax liabilities	(161.8)	(247.7)

Total deferred tax liabilities	(1,290.4)	(1,412.1)

Total net deferred income tax liabilities	$(902.4)	$(965.2)

        At December 31, 2006 and 2005, respectively, our net deferred tax liability includes international net deferred tax liabilities of $162.6 million and $115.4 million and U.S. net deferred tax liabilities of $754.6 million and $859.4 million, which have been included in deferred income taxes in the consolidated statements of financial position. In addition, at December 31, 2006, and 2005, respectively, our net deferred tax liability included international net deferred tax assets of $10.2 million and $9.6 million and U.S. net state deferred tax assets of $4.6 million and $0.0 million, which have been included in other assets in the consolidated statements of financial position.

        The Internal Revenue Service (the "Service") has completed examinations of the U.S. consolidated federal income tax returns for 2003 and prior years. The Service's completion of the examinations for the years 1999 - 2001 resulted in notices of deficiency dated December 29, 2004, and March 1, 2005. We paid the deficiencies (approximately $444.0 million for 1999 and 2000, and $1.3 million for 2001, including interest) in the first quarter of 2005 and have filed, or will file, claims for refund relating to the disputed adjustments. The examination for the years 2002 and 2003 resulted in a refund of approximately $176.7 million (including interest) of which $161.5 million related to deficiencies previously paid as a result of the 1999 through 2001 examination. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of the contested issues could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues in tax years 1999 - 2003 to have a material impact on our net income. Similarly, we believe there are adequate defenses against, or sufficient provisions for, any challenges that might arise in tax years subsequent to 2003.

        U.S. Federal and state income taxes have not been provided on approximately $247.8 million of accumulated but undistributed earnings from operations of foreign subsidiaries. Such earnings are considered to be indefinitely reinvested in the business. It is not practical to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. A tax liability will be recognized when we no longer plan to indefinitely reinvest the earnings or when we plan to sell all or a portion of our ownership interest.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

13.    Income Taxes — (continued)

        On October 22, 2004, The American Jobs Creation Act of 2004 was signed into law. The American Jobs Creation Act of 2004 included a repatriation provision granting U.S. corporations a special deduction of 85% of certain qualifying dividends from their foreign subsidiaries. A company could elect to apply this provision to qualifying earnings that are repatriated in its 2005 tax year. Pursuant to The American Jobs Creation Act of 2004, we implemented two domestic reinvestment plans in 2005. In accordance with the provisions of the Internal Revenue Code, we elected an 85% dividend received deduction on eligible cash dividends totaling $28.8 million.

        Net cash paid for income taxes was $139.5 million in 2006, which included a $155.1 million audit refund pertaining to prior tax years; $638.1 million in 2005, primarily due to the notices of deficiency noted above; and $599.3 million in 2004, of which $444.3 million was attributable to the sale of Principal Residential Mortgage, Inc.

14.    Employee and Agent Benefits

        We have defined benefit pension plans covering substantially all of our employees and certain agents. Some of these plans provide supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan started on January 1, 2002. An employee's account will be credited with an amount based on the employee's salary, age and service. These credits will accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. Our policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to us. Our funding policy for the qualified defined benefit plan is to contribute an amount annually at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act ("ERISA"), and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. Our funding policy for the non-qualified benefit plan is to fund the plan in the years that the employees are providing service to us using a methodology similar to the calculation of the net periodic benefit cost under U.S. GAAP, but using long-term assumptions. However, if the U.S. GAAP funded status is positive, no deposit is made. While we designate assets to cover the computed liability of this plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP.

        We also provide certain health care, life insurance and long-term care benefits for retired employees. Subsidized retiree health benefits are provided for employees hired prior to January 1, 2002. Employees hired after December 31, 2001, will have access to retiree health benefits but are intended to pay for the full cost of the coverage. The health care plans are contributory with participants' contributions adjusted annually; the contributions are based on the number of years of service and age at retirement for those hired prior to January 1, 2002. As part of the substantive plan, the retiree health contributions are assumed to be adjusted in the future as claim levels change. The life insurance plans are contributory for a small group of previously grandfathered participants that have elected supplemental coverage and dependent coverage.

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

Notes to Consolidated Financial Statements — (continued)

14.    Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position and consolidated statements of operations, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(1,441.7)	$(1,312.1)	$(287.3)	$(287.8)
Service cost	(47.0)	(49.7)	(9.5)	(10.0)
Interest cost	(81.6)	(77.4)	(16.2)	(16.9)
Actuarial gain (loss)	43.0	(121.1)	47.1	19.8
Participant contributions	—	—	(4.1)	(3.6)
Benefits paid	47.3	44.7	13.0	11.2
Plan amendments	(0.6)	73.9	—	—
Other	—	—	(0.9)	—

Benefit obligation at end of year	$(1,480.6)	$(1,441.7)	$(257.9)	$(287.3)

Change in plan assets
Fair value of plan assets at beginning of year	$1,297.8	$1,156.4	$448.9	$408.5
Actual return on plan assets	129.8	165.7	26.2	47.5
Employer contribution	29.8	20.4	0.5	0.5
Participant contributions	—	—	4.1	3.6
Benefits paid	(47.3)	(44.7)	(13.0)	(11.2)

Fair value of plan assets at end of year	$1,410.1	$1,297.8	$466.7	$448.9

Reconciliation of funded status to amount recognized
Funded (under funded) status	$—	$(143.9)	$—	$161.6
Unrecognized net actuarial (gain) loss	—	201.2	—	(18.3)
Unrecognized prior service benefit	—	(71.3)	—	(17.2)

Net prepaid benefit asset (benefit obligation)	$—	$(14.0)	$—	$126.1

Amounts recognized in statement of financial position (Pre-SFAS 158) consist of
Prepaid benefit cost	$—	$172.3	$—	$126.1
Accrued benefit liability, including minimum liability	—	(203.9)	—	—
Accumulated other comprehensive income	—	17.6	—	—

Net amount recognized	$—	$(14.0)	$—	$126.1

Amount recognized in statement of financial position (Post-SFAS 158)
Other assets	$205.1	$—	$208.9	$—
Other liabilities	(275.6)	—	(0.1)	—

Total	$(70.5)	$—	$208.8	$—

Amount recognized in accumulated other comprehensive income (Post-SFAS 158)
Total net actuarial (gain) loss	$113.5	$—	$(59.5)	$—
Prior service benefit	(61.7)	—	(14.6)	—

Pre-tax accumulated other comprehensive income (gain) loss	$51.8	$—	$(74.1)	$—

        Prior to SFAS 158, a company booked on its statement of financial position the net prepaid benefit asset or benefit obligation for the fiscal year end. Under SFAS 158, a company now recognizes the over funded or under funded status of the pension and postretirement plans as an asset or liability in its statement of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Employee and Agent Benefits — (continued)

        The incremental effect of applying SFAS 158 on individual line items in the statement of financial position as of December 31, 2006, is as follows:

	Before application of SFAS 158	Adjustment flows through accumulated other comprehensive income	After application of SFAS 158
	(in millions)
Assets for pension plans	$184.2	$20.9	$205.1
Assets for other post-retirement benefit plans	134.8	74.1	208.9
Liability for pension plans	(203.0)	(72.6)	(275.6)
Liability for other post-retirement benefit plans	—	(0.1)	(0.1)
Additional minimum pension liability	(13.4)	13.4	—
Pre-tax accumulated other comprehensive income	(13.4)	35.7	22.3

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in a Rabbi trust for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets. The market value of assets held in these trusts was $216.0 million as of December 31, 2006, and $198.3 million as of December 31, 2005.

Pension Plan Changes and Plan Gains/Losses

        As of January 1, 2006, changes were made to our retirement program, including the Principal Select Saving Plan ("401(k)"), the Principal Pension Plan ("Pension Plan") and to the corresponding nonqualified plans. The qualified and nonqualified pension plan changes include a reduction to the traditional and cash balance formulas, a change in the early retirement factors, and the removal of the cost of living adjustments for traditional benefits earned after January 1, 2006. The qualified and nonqualified 401(k) plan's company match increased from 50% of a contribution rate up to a maximum of 3% of the participant's compensation to 75% of a contribution rate up to a maximum of 6% of the participant's compensation. Employees who were at least 47 years old, with a minimum of 10 years of service as of December 31, 2005, were given the choice to remain under the current pension and 401(k) arrangement or move to the new plan design. The vast majority of this group chose to remain under the current pension and 401(k) arrangement. The Pension Plan changes were recognized as a prior service benefit and resulted in a reduction of liabilities of $73.9 million.

        For the year ended December 31, 2006, the pension plans had an actuarial gain of $43.0 million, this gain was primarily due to the increase in the discount rate and was partially offset by greater than expected salary increases. For the year ended December 31, 2005, the pension plans had an actuarial loss of $121.1 million, which was primarily due to the decrease in the discount rate.

        The accumulated benefit obligation for all defined benefit pension plans was $1,274.3 million and $1,239.2 million at December 31, 2006, and 2005, respectively.

        The Principal Residential Mortgage, Inc. divestiture in 2004 resulted in a curtailment for the plans that provided benefits to the Principal Residential Mortgage, Inc. participants. A mid-year re-measurement to reflect the curtailment occurred as of the date of sale, July 1, 2004. Curtailment gains of $25.1 million and $3.9 million occurred under the pension and other postretirement benefit plans, respectively in 2004. This did not affect the pension plans or other postretirement benefit plans covering agents and managers. In addition, this did not affect the long-term care plan because these plans consist of only retired participants.

        Due to the Principal Residential Mortgage, Inc. divestiture, we provided for contractual termination benefits in connection with termination of employment for a select group of Principal Residential Mortgage, Inc. management employees. The pension plan recognized $1.8 million in special termination benefits liability in 2004.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Employee and Agent Benefits — (continued)

Other Post Retirement Plan Changes and Plan Gains/Losses

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

        An actuarial gain of $47.1 million occurred during 2006 for the other postretirement benefit plans. This was due to a less than assumed increase in health care claim costs and trend assumption, as well as an increase in the discount rate. Retiree contributions also increased more than health care claim costs. An actuarial gain of $19.8 million occurred during 2005 for the other postretirement benefit plans. This was due to a less than assumed increase in health care claim costs and trend assumption, as well as a refinement in the recognition of Medicare Part D government subsidy. The gain was partially offset by a decrease in the discount rate.

        On July 26, 2004, the Centers of Medicare and Medicaid Services issued proposed regulations that provided guidance on the definition of actuarially equivalent retiree prescription drug coverage. These regulations aided in our third quarter of 2004 determination that the majority of our retiree prescription drug benefit coverage is actuarially equivalent to Medicare's Part D prescription drug plan and thus makes us eligible for the tax-free subsidy beginning in 2006. Accordingly, we conducted a mid-year re-measurement during third quarter of 2004 of our retiree medical plans to reflect the recognition of the Medicare Modernization Act in accordance with FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This caused an actuarial gain of approximately $22.5 million for the medical plans. In addition, it also caused the net periodic benefit cost for 2004 to change for the fourth quarter. The 2004 service cost decreased by approximately $0.2 million, interest cost decreased approximately $0.4 million and the actuarial loss amortization decreased by $0.1 million. During 2006, the total Medicare subsidies we received and accrued for were $0.9 million.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

        The obligations below relate only to the nonqualified pension plan liabilities. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2006	2005
	(in millions)
Projected benefit obligation	$275.6	$255.7
Accumulated benefit obligation	216.4	203.9

        Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets:

	December 31,
	2006	2005
	(in millions)
Accumulated postretirement benefit obligation	$2.1	$2.3
Fair value of plan assets	2.0	1.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Employee and Agent Benefits — (continued)

Components of net periodic benefit cost:

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2006	2005	2004	2006	2005	2004
	(in millions)
Service cost	$47.0	$49.7	$49.6	$9.5	$10.0	$8.7
Interest cost	81.6	77.4	73.8	16.2	16.9	15.4
Expected return on plan assets	(105.4)	(96.2)	(87.4)	(32.4)	(29.4)	(27.6)
Amortization of prior service cost (benefit)	(9.0)	1.3	1.8	(2.6)	(2.6)	(2.8)
Amortization of transition asset	—	—	(0.1)	—	—	—
Recognized net actuarial loss	20.4	16.4	14.1	0.2	0.5	0.5
Special termination and benefits	—	—	1.8	—	—	—
Curtailment gain	—	—	(13.8)	—	—	(5.4)

Net periodic benefit cost (income)	$34.6	$48.6	$39.8	$(9.1)	$(4.6)	$(11.2)

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees. For the qualified pension plan, there is no corridor recognized in determining the amount to amortize; for the nonqualified pension plans, the corridor allowed under SFAS 87 is used.

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2006	2005	2006	2005
	(in millions)
Other changes recognized in accumulated other comprehensive income (Post-SFAS 158)
Net actuarial (gain)/loss	$113.5	$—	$(59.5)	$—
Prior service benefit	(61.7)	—	(14.6)	—

Total recognized in accumulated other comprehensive income	$51.8	$—	$(74.1)	$—

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$86.4	$—	$(83.2)	$—

        For 2006, net actuarial (gain) loss and net prior service benefits are immediately recognized in accumulated other comprehensive income.

        The estimated net actuarial loss and prior service (benefit) that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the pension benefits during the 2007 fiscal year are $10.0 million and $(8.3) million, respectively. The estimated net actuarial (gain) and prior service (benefit) for the postretirement benefits that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $(1.9) million and $(2.6) million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Employee and Agent Benefits — (continued)

Additional information:

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2006	2005	2006	2005
	(in millions)
Increase (decrease) in minimum liability included in other comprehensive income (Pre-SFAS 158)	$(4.2)	$9.5	$—	$—

Assumptions:

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2006	2005	2006	2005
Discount rate	6.15%	5.75%	6.15%	5.75%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%/6.50%*	5.75%	6.00%	6.25%/6.50%*
Expected long-term return on plan assets	8.25%	8.50%	8.50%	7.30%	7.30%	7.31%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

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

        For other postretirement benefits, the 7.30% rate for 2006 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 7.25%, 7.75% and 5.85%, respectively.

        The expected return on plan assets is the long-term rate we expect to be earned based on the plans' investment strategy. Historical and expected future returns of multiple asset classes were analyzed to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans. Based on a review in 2005, the long term expected return on plan assets was lowered for the 2006 pension expense calculation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Employee and Agent Benefits — (continued)

Assumed health care cost trend rates

	December 31,
	2006	2005
Health care cost trend rate assumed for next year under age 65	12.0%	13.0%
Health care cost trend rate assumed for next year age 65 and over	11.0%	13.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2017

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage- point increase	1-percentage- point decrease
	(in millions)
Effect on total of service and interest cost components	$5.5	$(4.3)
Effect on accumulated postretirement benefit obligation	(44.8)	36.6

Pension Plan Assets

        The qualified pension plan's weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

	October 1,
Asset category
	2006	2005
Domestic equity securities	54%	54%
International equity securities	14	14
Domestic debt securities	23	23
Real estate	9	9

Total	100%	100%

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Employee and Agent Benefits — (continued)

        For 2006 and 2005, respectively, the plan assets include none of our stock. Prior to April 30, 2005, the plan held our stock in a separate account under an annuity contract. These assets were received in the qualified defined benefit plan as a result of the 2001 demutualization. These holdings were liquidated as of April 30, 2005.

Other Postretirement Benefit Plan Assets

        The other postretirement benefit plans' weighted-average asset allocations by asset category as of the two most recent measurement dates are as follows:

	October 1,
Asset category
	2006	2005
Equity securities	58%	55%
Debt securities	42	45

Total	100%	100%

        The weighted average target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
Equity securities	50 - 70%
Debt securities	30 - 50%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        We expect to contribute approximately $1.0 million to our other postretirement benefit plans in 2007. Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate that we will be required to fund a minimum annual contribution under ERISA for the qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2007 in the range of $20-$50 million. This includes funding for both our qualified and nonqualified pension plans.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, expected to be paid and the amount of tax-free subsidy receipts under Medicare Part D expected to be received are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2007	$51.5	$18.7	$1.0
2008	55.1	20.5	1.2
2009	59.1	22.6	1.3
2010	63.9	25.0	1.5
2011	69.7	27.7	1.7
2012-2016	448.4	182.0	12.2

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2006.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Employee and Agent Benefits — (continued)

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and non-qualified plans.

	For the year ended December 31,
	2006			2005
	Qualified plan	Nonqualified plans	Total	Qualified plan	Nonqualified plans	Total
	(in millions)
Reconciliation of funded status to amount recognized
Benefit obligation, end of the year	$—	$—	$—	$(1,186.0)	$(255.7)	$(1,441.7)
Fair value of plan assets, end of the year	—	—	—	1,297.8	—	1,297.8

Funded (underfunded) status	—	—	—	111.8	(255.7)	(143.9)
Unrecognized net actuarial loss	—	—	—	111.5	89.7	201.2
Unrecognized prior service benefit	—	—	—	(51.0)	(20.3)	(71.3)

Net amount recognized	$—	$—	$—	$172.3	$(186.3)	$(14.0)

Amounts recognized in statement of financial position (Pre-SFAS 158)
Prepaid benefit cost	$—	$—	$—	$172.3	$—	$172.3
Accrued benefit liability including minimum liability	—	—	—	—	(203.9)	(203.9)
Accumulated other comprehensive income	—	—	—	—	17.6	17.6

Net amount recognized	$—	$—	$—	$172.3	$(186.3)	$(14.0)

Amount recognized in statement of financial position (Post-SFAS 158)
Other assets	$205.1	$—	$205.1	$—	$—	$—
Other liabilities	—	(275.6)	(275.6)	—	—	—

Total	$205.1	$(275.6)	$(70.5)	$—	$—	$—

Amount recognized in accumulated other comprehensive income (Post-SFAS 158)
Total net actuarial loss	$24.2	$89.3	$113.5	$—	$—	$—
Prior service benefit	(45.1)	(16.6)	(61.7)	—	—	—

Total accumulated other comprehensive income (not adjusted for applicable tax)	$(20.9)	$72.7	$51.8	$—	$—	$—

Components of net periodic benefit cost
Service cost	$39.3	$7.7	$47.0	$41.9	$7.8	$49.7
Interest cost	67.2	14.4	81.6	63.7	13.7	77.4
Expected return on plan assets	(105.4)	—	(105.4)	(96.2)	—	(96.2)
Amortization of prior service cost (benefit)	(5.9)	(3.1)	(9.0)	2.8	(1.5)	1.3
Recognized net actuarial loss	12.9	7.5	20.4	11.2	5.2	16.4

Net periodic benefit cost	$8.1	$26.5	$34.6	$23.4	$25.2	$48.6

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(12.8)	$99.2	$86.4	$—	$—	$—

        In addition, we have defined contribution plans that are generally available to all employees and agents. Eligible participants could not contribute more than $15,000 of their compensation to the plans in 2006. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were age 47 or older

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

14.    Employee and Agent Benefits — (continued)

with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants". In 2006, we matched the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we matched the participant's contributions at a 75% contribution rate up to a maximum of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $36.4 million, $19.0 million and $18.6 million in 2006, 2005, and 2004, respectively, to our qualified defined contribution plans.

        We also have a nonqualified defined contribution plan available to select employees and agents which allows them to contribute amounts in excess of limits imposed by federal tax law. In 2006, we matched the Grandfathered Choice Participant's Contribution at a 50% contribution rate up to a maximum contribution of 3% of the participant's compensation. For all other participants, we matched the participant's contributions at a 75% contribution rate up to a maximum contribution of 6% of the participant's compensation. We contributed $8.0 million, $4.8 million and $4.5 million in 2006, 2005, and 2004, respectively, to our nonqualified defined contribution plans.

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

        Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues. Beginning in March of 2005, we have received subpoenas and interrogatories from the offices of the Attorneys General of New York and Connecticut seeking information related to compensation agreements with brokers and agents and the sale of retirement products and services. We are cooperating with these inquiries. To date, none of these Attorneys General investigations has resulted in any action against us. We are, however, engaged in discussions with the Connecticut and New York Attorney General's Office with respect to broker payments relating to sales of our single premium group annuity products, which primarily fund terminating defined benefit plans. At this point, we cannot predict the outcome of these discussions. We have received other requests from regulators and other governmental authorities relating to other industry issues and may receive additional such requests, including subpoenas and interrogatories, in the future.

        On December 23, 2004, a lawsuit was filed in Iowa state court against us and our wholly owned subsidiaries, Principal Life and Principal Financial Services, Inc., on behalf of a proposed class comprised of the settlement class in the Principal Life sales practices class action settlement, which was approved in April 2001 by the United States District Court for the Southern District of Iowa. This more recent lawsuit claims that the treatment of the settlement costs of that sales practices litigation in relation to the allocation of demutualization consideration to Principal Life policyholders was inappropriate. Demutualization allocation was done pursuant to the terms of a plan of demutualization approved by the policyholders in July 2001 and the Commissioner in August 2001. The lawsuit further claims that such allocation was not accurately described to policyholders during the demutualization process and is a breach of the sales practices settlement. On January 27, 2005, we filed a notice to remove the action from state court to the United States District Court for the Southern District of Iowa. On July 22, 2005, the plaintiff's motion to remand the action to state court was denied, and our motion to dismiss the lawsuit was granted. On September 21, 2005, the plaintiff's motion to alter or amend the judgment was denied. On October 4, 2005, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. Oral argument was held on April 20, 2006. On October 20, 2006, the Court of Appeals affirmed our motion to dismiss.

        On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life. The complaint alleges, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives "revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans" and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Principal Life has filed its Answer and a Motion to Transfer and intends to aggressively defend the lawsuit. Plaintiff further alleges that these acts constitute prohibited transactions under ERISA. Plaintiff seeks to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained "revenue sharing" fees from mutual funds. Plaintiff seeks declaratory, injunctive and monetary relief. Principal Life intends to aggressively defend the lawsuit.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15.    Contingencies, Guarantees and Indemnifications — (continued)

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

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of December 31, 2006, was approximately $180.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us, therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

        We are also subject to various other indemnification obligations issued in conjunction with certain transactions, primarily the sale of Principal Residential Mortgage, Inc. and other divestitures, acquisitions and financing transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe the likelihood is remote that material payments would be required under such indemnifications and therefore such indemnifications would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such indemnifications was determined to be insignificant.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the year ended December 31, 2006, 2005 and 2004, respectively, was $47.5 million, $52.1 million and $46.2 million.

        At December 31, 2006, the future minimum lease payments are $201.5 million. The following represents payments due by period for operating lease obligations as of December 31, 2006 (in millions).

Year ending December 31:
2007	$56.4
2008	47.8
2009	37.3
2010	26.8
2011	17.0
2012 and thereafter	30.2

215.5
Less future sublease rental income on noncancelable leases	14.0

Total future minimum lease payments	$201.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

15.    Contingencies, Guarantees and Indemnifications — (continued)

Capital Lease

        As a lessee, we lease an aircraft under a capital lease. As of December 31, 2006 and 2005, respectively, the aircraft had a gross asset balance of $14.4 million and accumulated depreciation of $1.1 million and $0.5 million. Depreciation expense for both the years ended December 31, 2006 and 2005, was $0.6 million.

        At December 31, 2006, the future minimum lease payments are $17.9 million. The following represents payments due by period for capital lease obligations as of December 31, 2006 (in millions).

Year ending December 31:
2007	$0.9
2008	1.0
2009	1.1
2010	1.1
2011	1.2
2012 and thereafter	12.6

Total	$17.9

Securities Posted as Collateral

        We posted $484.5 million in securities under collateral agreements at December 31, 2006, to satisfy collateral requirements primarily associated with our derivatives credit support agreements and a reinsurance arrangement with our U.S. Asset Management and Accumulation segment.

16.    Stockholders' Equity

Preferred Stock

        As of December 31, 2006, we had 13.0 million shares of preferred stock authorized, issued and outstanding under the two series described below. Preferred stockholders have dividend and liquidation priority over common stockholders.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16.    Stockholders' Equity — (continued)

Dividend Restrictions and Payments

        The certificates of designations for the Series A and B Preferred Stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders' equity levels. As of December 31, 2006, we have no preferred dividend restrictions.

        On March 30, 2006, June 30, 2006, October 2, 2006, and January 2, 2007, we paid a dividend of $8.3 million, $8.2 million, $8.3 million and $8.2 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 15, 2006, June 15, 2006, September 14, 2006, and December 14, 2006, respectively.

        On September 30, 2005, and December 30, 2005, we paid a dividend of $9.4 million, and $8.3 million, respectively, equal to $1.59 per share and $1.39 per share, respectively, on Series A non-cumulative perpetual preferred stock and equal to $0.47 per share and $0.41 per share, respectively, on Series B non-cumulative perpetual preferred stock, to stockholders of record as of September 1, 2005, and December 15, 2005, respectively.

Common Stock

        On December 15, 2006, we paid an annual dividend of $214.7 million, equal to $0.80 per share, to stockholders of record as of November 22, 2006. On December 16, 2005, we paid an annual dividend of $182.2 million, equal to $0.65 per share, to stockholders of record as of November 17, 2005. On December 17, 2004, we paid an annual dividend of $166.5 million, equal to $0.55 per share, to stockholders of record as of November 12, 2004.

        On May 19, 2006, following our Board of Directors' share repurchase authorization, we entered into an accelerated common stock repurchase agreement with a third party investment bank for an aggregate purchase price of $500.0 million. On this date, we paid $500.0 million and received the initial delivery of 7.7 million common shares, while retaining the right to receive additional common shares depending on the volume weighted average share price of our common stock over the program's duration. The program was completed in November 2006. Under this program, we purchased 9.3 million common shares at an average price of $53.59.

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

        In November 2006, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. As of December 31, 2006, no purchases have been made under this program.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16.    Stockholders' Equity — (continued)

Reconciliation of Outstanding Shares

	Series A Preferred Stock	Series B Preferred Stock	Common Stock
	(in millions)
Outstanding shares at January 1, 2004	—	—	320.7
Shares issued	—	—	1.6
Treasury stock acquired	—	—	(21.7)

Outstanding shares at December 31, 2004	—	—	300.6
Shares issued	3.0	10.0	2.2
Treasury stock acquired	—	—	(22.2)

Outstanding shares at December 31, 2005	3.0	10.0	280.6
Shares issued	—	—	2.3
Treasury stock acquired	—	—	(14.5)

Outstanding shares at December 31, 2006	3.0	10.0	268.4

Accumulated Other Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders.

        The components of accumulated other comprehensive income were as follows:

	Net unrealized gains on available-for-sale securities	Net unrealized losses on derivative instruments	Foreign currency translation adjustment	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2004	$1,350.4	$(59.0)	$(117.6)	$(2.5)	$1,171.3
Net change in unrealized gains on fixed maturities, available-for-sale	91.3	—	—	—	91.3
Net change in unrealized gains on equity securities, available-for-sale	(4.1)	—	—	—	(4.1)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	(28.0)	—	—	—	(28.0)
Adjustments for assumed changes in amortization pattern	28.2	—	—	—	28.2
Net change in unrealized losses on derivative instruments	—	88.9	—	—	88.9
Net change in unrealized gains on policyholder dividend obligation	(19.5)	—	—	—	(19.5)
Change in net foreign currency translation adjustment	—	—	32.8	—	32.8
Change in minimum pension liability adjustment	—	—	—	(4.3)	(4.3)
Net change in provision for deferred income tax benefit (expense)	(13.2)	(31.1)	(0.5)	1.5	(43.3)

Balances at December 31, 2004	$1,405.1	$(1.2)	$(85.3)	$(5.3)	$1,313.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16.    Stockholders' Equity — (continued)

	Net unrealized gains on available-for-sale securities	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2005	$1,405.1	$(1.2)	$(85.3)	$(5.3)	$1,313.3
Net change in unrealized gains on fixed maturities, available-for-sale	(834.0)	—	—	—	(834.0)
Net change in unrealized gains on equity securities, available-for-sale	6.3	—	—	—	6.3
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	20.2	—	—	—	20.2
Adjustments for assumed changes in amortization pattern	94.7	—	—	—	94.7
Net change in unrealized losses on derivative instruments	—	41.6	—	—	41.6
Net change in unrealized gains on policyholder dividend obligation	84.7	—	—	—	84.7
Change in net foreign currency translation adjustment	—	—	62.1	—	62.1
Change in minimum pension liability adjustment	—	—	—	(9.5)	(9.5)
Net change in provision for deferred income tax benefit	227.0	(16.5)	1.6	3.3	215.4

Balances at December 31, 2005	$1,004.0	$23.9	$(21.6)	$(11.5)	$994.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16.    Stockholders' Equity — (continued)

	Net unrealized gains on available-for-sale securities	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized post-retirement benefit obligations	Minimum pension liability	Accumulated other comprehensive income
	(in millions)
Balances at January 1, 2006	$1,004.0	$23.9	$(21.6)	$—	$(11.5)	$994.8
Net change in unrealized gains on fixed maturities, available-for-sale	(349.7)	—	—	—	—	(349.7)
Net change in unrealized gains on equity securities, available-for-sale	(11.4)	—	—	—	—	(11.4)
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	26.7	—	—	—	—	26.7
Adjustments for assumed changes in amortization pattern	8.1	—	—	—	—	8.1
Net change in unrealized gains on derivative instruments	—	6.8	—	—	—	6.8
Net change in unrealized gains on policyholder dividend obligation	33.7	—	—	—	—	33.7
Change in net foreign currency translation adjustment	—	—	(1.1)	—	—	(1.1)
Change in minimum pension liability	—	—	—	—	4.2	4.2
Transition adjustment related to post-retirement benefit obligations	—	—	—	22.3	13.4	35.7
Net change in provision for deferred income tax benefit (expense)	119.3	(2.4)	(3.9)	(7.8)	(6.1)	99.1

Balances at December 31, 2006	$830.7	$28.3	$(26.6)	$14.5	$—	$846.9

        The following table sets forth the adjustments necessary to avoid duplication of items that are included as part of net income for a year that had been part of other comprehensive income in prior years:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Unrealized gains (losses) on available-for-sale securities arising during the year	$(164.7)	$(366.8)	$122.6
Adjustment for realized losses on available-for-sale securities included in net income	(4.2)	(9.2)	(10.1)

Unrealized gains (losses) on available-for-sale securities, as adjusted	$(168.9)	$(376.0)	$112.5

        The above table is presented net of income tax, derivatives in cash flow hedge relationships, PDO and related changes in the amortization patterns of DPAC, sales inducements and unearned revenue reserves.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

16.    Stockholders' Equity — (continued)

Dividend Limitations

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. The current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2006 statutory results, Principal Life could pay approximately $660.4 million in stockholder dividends in 2007 without exceeding the statutory limitation.

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

        Fair values of commercial and residential mortgage loans are determined by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of each loan.

        Fair values of policy loans are estimated by discounting expected cash flows using a risk-free rate based on the U.S. Treasury curve.

        The fair values for assets classified as other investments excluding equity investments in subsidiaries and cash and cash equivalents in the accompanying consolidated statements of financial position approximate their carrying amounts.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

17.    Fair Value of Financial Instruments — (continued)

        The carrying amounts and estimated fair values of our financial instruments were as follows:

	December 31,
	2006		2005
	Carrying amount	Fair value	Carrying amount	Fair value
	(in millions)
Assets (liabilities)
Fixed maturities, available-for-sale	$44,403.5	$44,403.5	$42,117.2	$42,117.2
Fixed maturities, trading	323.4	323.4	113.2	113.2
Equity securities, available-for-sale	666.6	666.6	724.4	724.4
Equity securities, trading	181.0	181.0	90.3	90.3
Mortgage loans	11,663.9	12,166.7	11,484.3	12,319.7
Policy loans	850.7	930.7	827.7	925.6
Other investments	1,094.7	1,094.7	855.5	855.5
Cash and cash equivalents	1,590.8	1,590.8	1,639.3	1,639.3
Investment-type insurance contracts	(34,256.6)	(33,654.2)	(31,210.5)	(31,120.6)
Short-term debt	(84.1)	(84.1)	(476.4)	(476.4)
Long-term debt	(1,553.8)	(1,622.7)	(898.8)	(969.5)

18.    Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of Principal Financial Group, Inc., prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2006, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2006	2005	2004
	(in millions)
Statutory net income	$684.9	$666.2	$512.7
Statutory surplus	3,595.7	3,657.8	3,044.3

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19.    Segment Information — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19.    Segment Information — (continued)

        The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	December 31,
	2006	2005
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$117,950.0	$103,506.1
International Asset Management and Accumulation	8,101.0	6,856.2
Life and Health Insurance	14,364.5	14,080.2
Corporate and Other	3,242.6	2,592.9

Total consolidated assets	$143,658.1	$127,035.4

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$4,511.6	$4,133.8	$3,761.6
International Asset Management and Accumulation	605.4	604.5	518.4
Life and Health Insurance	4,736.2	4,387.5	4,181.3
Corporate and Other	(27.4)	(59.1)	(23.0)

Total segment operating revenues	9,825.8	9,066.7	8,438.3
Add:
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	44.2	(22.2)	(114.9)
Subtract:
Operating revenues from discontinued real estate investments	(0.5)	2.8	2.5

Total revenues per consolidated statements of operations	$9,870.5	$9,041.7	$8,320.9

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$645.1	$538.4	$499.0
International Asset Management and Accumulation	71.8	71.0	40.3
Life and Health Insurance	282.5	274.4	256.2
Mortgage Banking	—	—	(10.3)
Corporate and Other	(27.3)	(21.4)	(20.4)

Total segment operating earnings, net of related income taxes	972.1	862.4	764.8
Net realized/unrealized capital gains (losses), as adjusted	18.0	(20.6)	(62.3)
Other after-tax adjustments(1)	41.2	59.5	123.1

Net income available to common stockholders per consolidated statements of operations	$1,031.3	$901.3	$825.6

(1)
In 2006, other after-tax adjustments of $41.2 million included (1) the positive effect of: (a) gain on sales of real estate properties that qualify for discontinued operations treatment ($30.9 million) and (b) a favorable court ruling on a contested IRS issue for 1991 and later years ($18.8 million) and (2) the negative effect from a contribution to the Principal Financial Group, Inc. Foundation ($8.5 million).

  In 2005, other after-tax adjustments of $59.5 million included (1) the positive effect of: (a) a decrease in income tax reserves established for IRS tax matters ($33.8 million); (b) gains on sales of real estate properties that qualify for discontinued operations treatment ($22.3 million); and (c) a change in the estimated loss on disposal of BT Financial Group ($8.4 million) and (2) the negative effect from a change in the estimated gain on disposal of Principal Residential Mortgage, Inc. ($5.0 million).

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19.    Segment Information — (continued)

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

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Income tax expense (benefit) by segment:
U.S. Asset Management and Accumulation	$186.0	$162.2	$148.6
International Asset Management and Accumulation	(10.0)	(4.5)	8.6
Life and Health Insurance	142.3	138.1	129.9
Mortgage Banking	—	—	(6.4)
Corporate and Other	(21.7)	(48.5)	(50.5)

Total segment income taxes from operating earnings	296.6	247.3	230.2
Add:
Tax expense (benefits) related to net realized/unrealized capital gains (losses), as adjusted	12.1	(10.6)	(51.1)
Tax benefits related to other after-tax adjustments	(13.9)	(3.5)	—
Subtract:
Income tax expense (benefit) from discontinued real estate	(0.2)	1.0	0.9

Total income tax expense per consolidated statements of operations	$295.0	$232.2	$178.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

19.    Segment Information — (continued)

        The following table summarizes operating revenues for our products and services:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
U.S. Asset Management and Accumulation:
Full-service accumulation	$1,383.6	$1,267.4	$1,177.2
Mutual funds	344.9	206.6	182.1
Individual annuities	582.8	471.6	393.8
Bank and trust services	53.0	38.8	33.7
Eliminations	(168.8)	(62.6)	(53.3)

Total Accumulation	2,195.5	1,921.8	1,733.5
Investment only	1,080.7	1,002.3	931.6
Full-service payout	830.8	863.5	811.8

Total Guaranteed	1,911.5	1,865.8	1,743.4

Total U.S. Asset Accumulation	4,107.0	3,787.6	3,476.9
Principal Global Investors	488.1	417.3	343.4
Eliminations	(83.5)	(71.1)	(58.7)

Total U.S. Asset Management and Accumulation	4,511.6	4,133.8	3,761.6
International Asset Management and Accumulation	605.4	604.5	518.4
Life and Health Insurance:
Individual life insurance	1,344.7	1,361.7	1,370.4
Health insurance	2,077.7	1,894.3	1,806.9
Specialty benefits insurance	1,316.0	1,131.5	1,004.0
Eliminations	(2.2)	—	—

Total Life and Health Insurance	4,736.2	4,387.5	4,181.3
Corporate and Other	(27.4)	(59.1)	(23.0)

Total operating revenues	$9,825.8	$9,066.7	$8,438.3

Total operating revenues	$9,825.8	$9,066.7	$8,438.3
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	44.2	(22.2)	(114.9)
Operating revenues from discontinued real estate investments	0.5	(2.8)	(2.5)

Total revenues per consolidated statements of operations	$9,870.5	$9,041.7	$8,320.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20.    Stock-Based Compensation Plans

        As of December 31, 2006, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan ("Stock-Based Compensation Plans"). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. Under the terms of the 2005 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, or other stock based awards. The 2005 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units, or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock, or performance units.

        As of December 31, 2006, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 21.7 million.

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Compensation cost	$65.5	$52.2	$47.5
Related income tax benefit	21.3	16.9	15.1
Capitalized as part of an asset	3.4	1.6	2.6

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan and the Stock Incentive Plan. Total options granted under the 2005 Stock Incentive Plan and the Stock Incentive Plan were 2.1 million, 2.7 million and 2.4 million for the year ended December 31, 2006, 2005 and 2004, respectively. Options outstanding under the 2005 Stock Incentive Plan and the Stock Incentive Plan were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded or cliff vesting over a three-year period, except in the case of approved retirement.

        Nonqualified stock options granted under the Directors stock plans have an exercise price equal to the fair market value of our common stock on the date of the grant and a contractual term equal to the earlier of five years from the date the participant ceases to provide service or the tenth anniversary of the date the option was granted. Beginning with the 2003 grant, options become exercisable in four approximately equal installments on the three, six and nine month anniversaries of the grant date, and on the date that the Director's full term of office expires. There were no options granted during the years ended December 31, 2006 and 2005.

        As of December 31, 2006, there were $12.6 million of total unrecognized compensations costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.8 years.

        The fair value of stock options is estimated using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our stock and other factors. Due to our limited public company history, we use peer data to estimate option exercise and employee termination within the valuation model. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is estimated based on peer data and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury risk-free interest rate in effect at the time of grant. The dividend yield is based on historical dividend distributions compared to the closing price of our common shares on the grant date.

        Cash received from stock options exercised under these share-based payment arrangements during 2006 was $37.7 million. The actual tax benefits realized for the tax deductions for option exercise of the share-based payment arrangements during 2006 was $12.7 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20.    Stock-Based Compensation Plans — (continued)

        The following is a summary of assumptions for the stock options granted during the period:

	For the year ended December 31,
Options
	2006	2005	2004
Dividend yield	1.32%	1.41%	1.26%

Expected volatility	16.2%	19.1%	39.2%

Risk-free interest rate	4.6%	4.1%	3.3%

Expected life (in years)	6	6	6

        Using the Black-Scholes option valuation model, the weighted-average estimated fair value of stock options granted was $11.41, $9.18 and $13.56 per share during 2006, 2005 and 2004, respectively.

        The following is a summary of the status of all of our stock option plans for the year ended December 31, 2006:

	Number of options	Weighted- average exercise price	Intrinsic Value
	(in millions)		(in millions)
Options outstanding at January 1, 2006	7.8	$33.06
Granted	2.1	49.28
Exercised	1.3	28.64
Canceled	0.1	40.43

Options outstanding at December 31 2006	8.5	$37.65	$178.4

Options vested or expected to vest at December 31, 2006	8.3	$37.27	$178.6

Options exercisable at December 31, 2006	4.1	$31.70	$111.7

        The total intrinsic value of stock options exercised was $39.7 million, $29.5 million and $13.9 million during 2006, 2005 and 2004, respectively.

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2006:

Range of exercise prices	Number of options outstanding	Weighted-average remaining contractual life
	(in millions)
$22.33 - $30.50	2.1	5
$31.04 - $38.74	1.9	7
$39.02 - $47.23	2.5	8
$48.60 - $57.42	2.0	9

$22.33 - $57.42	8.5	7

        The weighted-average remaining contractual lives for stock options exercisable is approximately 7 years as of December 31, 2006.

Performance Share Awards

        Beginning in 2006, we granted performance share awards to certain employees under the 2005 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of an approved retirement) and our performance against three-year goals set at the beginning of the performance period. A return on equity objective and an earnings per share objective must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited and no compensation cost

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20.    Stock-Based Compensation Plans — (continued)

is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. As of December 31, 2006, there were $17.6 million of total unrecognized compensation costs related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 2.0 years.

        The fair value of performance share awards is determined based on the closing stock price of our shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2006 was $49.40. Because no performance share awards vested or were paid out, the intrinsic value of performance share awards vested and the actual tax benefits realized for tax deductions for performance share award payouts are $0.0 million in 2006.

        The following is a summary of activity for the nonvested performance share awards for the year ended December 31, 2006:

	Number of performance share awards	Weighted-average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2006	—	$—
Granted	0.4	49.40
Vested	—	—
Forfeited	—	—

Nonvested performance share awards at December 31, 2006	0.4	$49.40

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards.

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

        In 2006, 2005 and 2004, 0.2 million, 0.4 million and 0.4 million restricted stock units were granted, respectively. The weighted-average grant-date fair value of restricted stock units granted during 2006, 2005 and 2004 was $50.42, $39.55 and $36.28, respectively.

        The actual tax benefits realized for the tax deductions for restricted stock units payouts under these share-based payment arrangements for 2006 was $5.4 million.

        As of December 31, 2006, there were $10.3 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.6 years. The total intrinsic value of restricted stock units vested was $16.7 million, $1.3 million and $1.2 million during 2006, 2005 and 2004, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20.    Stock-Based Compensation Plans — (continued)

        The following is a summary of activity for the nonvested restricted stock units in 2006:

	Number of restricted stock units	Weighted-average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2006	0.9	$36.89
Granted	0.2	50.42
Vested	0.3	34.52
Forfeited	—	—

Nonvested restricted stock units at December 31, 2006	0.8	$41.47

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the quarter, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.7 million, 0.7 million and 0.8 million shares during 2006, 2005 and 2004, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the quarter of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $10.39, $8.00 and $7.17 during 2006, 2005 and 2004, respectively. The total intrinsic value of the Employee Stock Purchase Plan settled was $6.9 million, $5.8 million and $5.9 million during 2006, 2005 and 2004, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2006 was $28.5 million. The actual tax benefits realized for the tax deductions for the settlement of the share-based payment arrangements for 2006 was $0.8 million.

        The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of December 31, 2006, a total of 3.3 million of new shares are available to be made issuable by us for this plan.

Long-Term Performance Plan

        We also maintain the Long-Term Performance Plan, which provides the opportunity for eligible executives to receive additional awards if specified minimum corporate performance objectives are achieved over a three-year period. This plan utilizes stock as an option for payment and is treated as a liability award during vesting and a liability award or equity award subsequent to vesting, based on the participant payment election. Effective with stockholder approval of the 2005 Stock Incentive Plan, no further grants will be made under the Long-Term Performance Plan, and any future awards paid under the Long-Term Performance Plan will be issued under the 2005 Stock Incentive Plan. As of December 31, 2005, all awards under this plan were fully vested and no awards were granted under this plan in 2006 or 2005. There is no maximum contractual term on these awards.

        The amount of cash used to settle Long-Term Performance Plan units granted was $10.8 million for 2006. The total intrinsic value of Long-Term Performance Plan units settled was $11.2 million, $6.5 million and $8.3 million during 2006, 2005 and 2004, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

20.    Stock-Based Compensation Plans — (continued)

        The fair value of Long-Term Performance Plan liability units is determined as of each reporting period based on the Black-Scholes option pricing model that uses the assumptions noted in the following table:

Long-Term Performance Plan	For the year ended December 31, 2006
Dividend yield	—%

Expected volatility	11.2%

Risk-free interest rate	4.8%

Expected life (in years)	2

21.    Earnings Per Common Share

        The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the year ended December 31,
	2006	2005	2004
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$1,033.7	$891.5	$700.9
Subtract:
Preferred stock dividends	33.0	17.7	—

Income from continuing operations available to common stockholders, net of related income taxes	$1,000.7	$873.8	$700.9

Weighted-average shares outstanding:
Basic	272.9	287.9	313.3
Dilutive effects:
Stock options	2.0	1.4	1.1
Long term performance plan	—	0.2	0.2
Restricted stock units	0.6	0.4	0.1

Diluted	275.5	289.9	314.7

Income from continuing operations per common share:
Basic	$3.67	$3.03	$2.24

Diluted	$3.63	$3.01	$2.23

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

22.    Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations for 2006 and 2005:

	For the three months ended
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2006
Total revenues	$2,558.9	$2,449.6	$2,459.8	$2,402.2
Total expenses	2,231.0	2,118.7	2,163.2	2,028.9
Income from continuing operations, net of related income taxes	262.3	258.8	218.9	293.7
Income (loss) from discontinued operations, net of related income taxes	30.1	0.4	(0.1)	0.2
Preferred stock dividends	8.3	8.2	8.3	8.2
Net income available to common stockholders	284.1	251.0	210.5	285.7
Basic earnings per common share for income from continuing operations, net of related income taxes	0.94	0.93	0.77	1.02
Basic earnings per common share for net income available to common stockholders	1.05	0.93	0.77	1.02
Diluted earnings per common share for income from continuing operations, net of related income taxes	0.93	0.92	0.76	1.01
Diluted earnings per common share for net income available to common stockholders	1.04	0.92	0.76	1.01
2005
Total revenues	$2,455.6	$2,228.0	$2,207.9	$2,150.2
Total expenses	2,180.1	1,941.7	1,925.6	1,870.6
Income from continuing operations, net of related income taxes	244.2	219.2	223.2	204.9
Income from discontinued operations, net of related income taxes	11.0	0.2	15.7	0.6
Preferred stock dividends	8.3	9.4	—	—
Net income available to common stockholders	246.9	210.0	238.9	205.5
Basic earnings per common share for income from continuing operations, net of related income taxes	0.84	0.75	0.78	0.68
Basic earnings per common share for net income available to common stockholders	0.88	0.75	0.83	0.69
Diluted earnings per share for income from continuing operations, net of related income taxes	0.83	0.74	0.77	0.68
Diluted earnings per common share for net income available to common stockholders	0.87	0.74	0.82	0.68

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

        The following tables set forth condensed consolidating financial information of Principal Life and Principal Financial Group, Inc. as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004.

Condensed Consolidating Statements of Financial Position
December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$40,330.8	$4,858.5	$(785.8)	$44,403.5
Fixed maturities, trading	—	90.4	233.0	—	323.4
Equity securities, available-for-sale	—	640.7	25.9	—	666.6
Equity securities, trading	—	10.2	170.8	—	181.0
Mortgage loans	—	9,661.6	2,237.7	(235.4)	11,663.9
Real estate	—	308.7	558.3	—	867.0
Policy loans	—	850.7	—	—	850.7
Investment in unconsolidated entities	8,191.4	235.0	4,480.5	(12,608.8)	298.1
Other investments	3.6	3,057.1	235.5	(2,183.6)	1,112.6
Cash and cash equivalents	30.9	1,399.8	261.1	(101.0)	1,590.8
Accrued investment income	—	677.0	51.6	(5.1)	723.5
Premiums due and other receivables	—	857.7	512.8	(118.2)	1,252.3
Deferred policy acquisition costs	—	2,265.9	153.0	—	2,418.9
Property and equipment	—	394.2	28.3	—	422.5
Goodwill	—	77.2	284.7	—	361.9
Other intangibles	—	38.4	942.6	—	981.0
Separate account assets	—	69,451.7	4,327.9	—	73,779.6
Other assets	256.1	1,327.0	382.9	(205.2)	1,760.8

Total assets	$8,482.0	$131,674.1	$19,745.1	$(16,243.1)	$143,658.1

Liabilities
Contractholder funds	$—	$37,001.4	$16.3	$(218.7)	$36,799.0
Future policy benefits and claims	—	15,005.3	2,328.4	(1.1)	17,332.6
Other policyholder funds	—	613.0	6.4	—	619.4
Short-term debt	—	—	199.1	(115.0)	84.1
Long-term debt	601.9	143.9	1,350.1	(542.1)	1,553.8
Income taxes currently payable	(1.2)	(270.7)	23.3	252.8	4.2
Deferred income taxes	1.1	629.5	292.1	(5.5)	917.2
Separate account liabilities	—	69,451.7	4,327.9	—	73,779.6
Other liabilities	19.4	2,298.7	3,010.1	(620.8)	4,707.4

Total liabilities	621.2	124,872.8	11,553.7	(1,250.4)	135,797.3
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,141.8	5,515.3	7,688.1	(13,203.4)	8,141.8
Retained earnings (deficit)	2,824.1	670.9	(339.5)	(331.4)	2,824.1
Accumulated other comprehensive income	846.9	612.6	842.8	(1,455.4)	846.9
Treasury stock, at cost	(3,955.9)	—	—	—	(3,955.9)

Total stockholders' equity	7,860.8	6,801.3	8,191.4	(14,992.7)	7,860.8

Total liabilities and stockholders' equity	$8,482.0	$131,674.1	$19,745.1	$(16,243.1)	$143,658.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$38,886.6	$3,896.5	$(665.9)	$42,117.2
Fixed maturities, trading	—	18.9	94.3	—	113.2
Equity securities, available-for-sale	—	658.8	65.6	—	724.4
Equity securities, trading	—	—	90.3	—	90.3
Mortgage loans	—	9,448.9	2,365.5	(330.1)	11,484.3
Real estate	—	313.5	586.6	—	900.1
Policy loans	—	827.7	—	—	827.7
Investment in unconsolidated entities	7,784.2	275.6	5,515.1	(13,311.0)	263.9
Other investments	—	2,041.8	129.6	(1,321.8)	849.6
Cash and cash equivalents	21.6	1,259.9	542.3	(184.5)	1,639.3
Accrued investment income	—	638.4	48.5	(4.6)	682.3
Premiums due and other receivables	—	589.2	112.7	(109.2)	592.7
Deferred policy acquisition costs	—	2,069.9	104.2	—	2,174.1
Property and equipment	—	397.2	22.6	—	419.8
Goodwill	—	50.4	231.9	—	282.3
Other intangibles	—	39.2	163.4	—	202.6
Separate account assets	—	58,670.7	3,415.5	(16.2)	62,070.0
Assets of discontinued operations	—	103.1	—	0.1	103.2
Other assets	3.5	1,360.0	258.1	(123.2)	1,498.4

Total assets	$7,809.3	$117,649.8	$17,642.7	$(16,066.4)	$127,035.4

Liabilities
Contractholder funds	$—	$33,797.0	$13.5	$(198.4)	$33,612.1
Future policy benefits and claims	—	14,650.3	2,175.2	—	16,825.5
Other policyholder funds	—	654.1	3.0	—	657.1
Short-term debt	—	—	565.6	(89.2)	476.4
Long-term debt	—	151.3	1,223.8	(476.3)	898.8
Income taxes currently payable	—	0.1	0.3	(0.4)	—
Deferred income taxes	—	753.1	237.1	(15.4)	974.8
Separate account liabilities	—	58,670.7	3,415.5	(16.2)	62,070.0
Liabilities of discontinued operations	—	95.5	—	(91.0)	4.5
Other liabilities	2.1	1,795.1	2,224.5	(312.7)	3,709.0

Total liabilities	2.1	110,567.2	9,858.5	(1,199.6)	119,228.2
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,000.0	5,354.8	7,071.3	(12,426.1)	8,000.0
Retained earnings (deficit)	2,008.6	870.4	(281.9)	(588.5)	2,008.6
Accumulated other comprehensive income	994.8	854.9	994.8	(1,849.7)	994.8
Treasury stock, at cost	(3,200.1)	—	—	—	(3,200.1)

Total stockholders' equity	7,807.2	7,082.6	7,784.2	(14,866.8)	7,807.2

Total liabilities and stockholders' equity	$7,809.3	$117,649.8	$17,642.7	$(16,066.4)	$127,035.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,043.9	$261.4	$—	$4,305.3
Fees and other revenues	—	1,316.9	965.7	(380.1)	1,902.5
Net investment income	11.9	3,124.6	506.2	(24.7)	3,618.0
Net realized/unrealized capital gains (losses)	—	(84.0)	134.3	(5.6)	44.7

Total revenues	11.9	8,401.4	1,867.6	(410.4)	9,870.5
Expenses
Benefits, claims, and settlement expenses	—	5,298.4	409.4	(15.4)	5,692.4
Dividends to policyholders	—	290.7	—	—	290.7
Operating expenses	18.2	1,932.9	937.7	(330.1)	2,558.7

Total expenses	18.2	7,522.0	1,347.1	(345.5)	8,541.8

Income (loss) from continuing operations before income taxes	(6.3)	879.4	520.5	(64.9)	1,328.7
Income taxes (benefits)	(2.2)	203.0	92.5	1.7	295.0
Equity in the net income of subsidiaries, excluding discontinued operations	1,037.8	270.6	609.8	(1,918.2)	—

Income from continuing operations, net of related income taxes	1,033.7	947.0	1,037.8	(1,984.8)	1,033.7
Income from discontinued operations, net of related income taxes	30.6	30.6	30.6	(61.2)	30.6

Net income	1,064.3	977.6	1,068.4	(2,046.0)	1,064.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,031.3	$977.6	$1,068.4	$(2,046.0)	$1,031.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,705.7	$269.3	$—	$3,975.0
Fees and other revenues	—	1,198.8	786.3	(267.3)	1,717.8
Net investment income	2.3	3,009.8	343.3	4.7	3,360.1
Net realized/unrealized capital gains (losses)	—	(34.5)	33.3	(10.0)	(11.2)

Total revenues	2.3	7,879.8	1,432.2	(272.6)	9,041.7
Expenses
Benefits, claims, and settlement expenses	—	4,874.5	419.4	(11.0)	5,282.9
Dividends to policyholders	—	293.0	—	—	293.0
Operating expenses	10.6	1,787.8	774.8	(231.1)	2,342.1

Total expenses	10.6	6,955.3	1,194.2	(242.1)	7,918.0

Income (loss) from continuing operations before income taxes	(8.3)	924.5	238.0	(30.5)	1,123.7
Income taxes (benefits)	(3.8)	221.4	16.8	(2.2)	232.2
Equity in the net income of subsidiaries, excluding discontinued operations	896.0	104.9	674.7	(1,675.6)	—

Income from continuing operations, net of related income taxes	891.5	808.0	895.9	(1,703.9)	891.5
Income from discontinued operations, net of related income taxes	27.5	24.1	27.4	(51.5)	27.5

Net income	919.0	832.1	923.3	(1,755.4)	919.0
Preferred stock dividends	17.7	—	—	—	17.7

Net income available to common stockholders	$901.3	$832.1	$923.3	$(1,755.4)	$901.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,450.9	$259.1	$—	$3,710.0
Fees and other revenues	—	1,066.1	668.3	(242.7)	1,491.7
Net investment income	4.8	2,905.2	292.2	21.8	3,224.0
Net realized/unrealized capital losses	—	(76.5)	(33.9)	5.6	(104.8)

Total revenues	4.8	7,345.7	1,185.7	(215.3)	8,320.9
Expenses
Benefits, claims, and settlement expenses	—	4,602.7	367.1	(10.3)	4,959.5
Dividends to policyholders	—	296.7	—	—	296.7
Operating expenses	10.5	1,657.4	730.6	(212.9)	2,185.6

Total expenses	10.5	6,556.8	1,097.7	(223.2)	7,441.8

Income (loss) from continuing operations before income taxes	(5.7)	788.9	88.0	7.9	879.1
Income taxes (benefits)	(2.2)	185.7	(8.7)	3.4	178.2
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	704.4	168.7	607.7	(1,480.8)	—

Income from continuing operations, net of related income taxes	700.9	771.9	704.4	(1,476.3)	700.9
Income (loss) from discontinued operations, net of related income taxes	130.4	(1.7)	130.4	(128.7)	130.4

Income before cumulative effect of accounting change	831.3	770.2	834.8	(1,605.0)	831.3
Cumulative effect of accounting change, net of related income taxes	(5.7)	(2.5)	(5.7)	8.2	(5.7)

Net income	$825.6	$767.7	$829.1	$(1,596.8)	$825.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$7.2	$2,001.8	$115.3	$154.2	$2,278.5
Investing activities
Available-for-sale securities:
Purchases	—	(6,585.5)	(1,203.7)	23.8	(7,765.4)
Sales	—	1,075.6	363.3	—	1,438.9
Maturities	—	3,406.8	189.0	—	3,595.8
Mortgage loans acquired or originated	—	(2,198.7)	(455.1)	53.6	(2,600.2)
Mortgage loans sold or repaid	—	1,985.9	265.0	(148.3)	2,102.6
Real estate acquired	—	(12.4)	(16.7)	—	(29.1)
Real estate sold	—	142.9	31.2	—	174.1
Net purchases of property and equipment	—	(31.3)	(19.2)	—	(50.5)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(769.2)	—	(769.2)
Dividends received from (contributions to) unconsolidated entities	331.1	(511.9)	1,182.3	(1,001.5)	—
Net change in other investments	—	(7.1)	(92.7)	89.9	(9.9)

Net cash provided by (used in) investing activities	$331.1	$(2,735.7)	$(525.8)	$(982.5)	$(3,912.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$66.2	$—	$—	$—	$66.2
Acquisition of treasury stock, net	(755.8)	—	—	—	(755.8)
Proceeds from financing element derivatives	—	132.1	—	—	132.1
Payments for financing element derivatives	—	(141.0)	—	—	(141.0)
Excess tax benefits from share-based payment arrangements	—	6.0	2.4	—	8.4
Dividends to common stockholders	(214.7)	—	—	—	(214.7)
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	600.0	6.4	85.0	(89.7)	601.7
Principal repayments of long-term debt	—	(13.7)	(7.3)	—	(21.0)
Net repayments of short-term borrowings	—	—	(390.5)	—	(390.5)
Capital received from (dividends paid to) parent	—	(1,182.3)	180.8	1,001.5	—
Investment contract deposits	—	8,925.7	—	—	8,925.7
Investment contract withdrawals	—	(6,859.4)	—	—	(6,859.4)
Net increase in banking operation deposits	—	—	258.9	—	258.9

Net cash provided by (used in) financing activities	(329.0)	873.8	129.3	911.8	1,585.9
Discontinued operations
Net cash used in operating activities	—	(1.1)	—	—	(1.1)
Net cash used in investing activities	—	(0.9)	—	—	(0.9)
Net cash used in financing activities	—	—	—	—	—

Net cash used in discontinued operations	—	(2.0)	—	—	(2.0)

Net increase (decrease) in cash and cash equivalents	9.3	137.9	(281.2)	83.5	(50.5)
Cash and cash equivalents at beginning of year	21.6	1,261.9	542.3	(184.5)	1,641.3

Cash and cash equivalents at end of year	$30.9	$1,399.8	$261.1	$(101.0)	$1,590.8

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$2.0	$—	$—	$2.0
At end of year	$—	$—	$—	$—	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$1,797.8	$441.8	$(108.9)	$2,126.2
Investing activities
Available-for-sale securities:
Purchases	—	(7,218.1)	(1,892.8)	155.8	(8,955.1)
Sales	—	2,443.2	857.3	—	3,300.5
Maturities	—	3,688.3	214.9	—	3,903.2
Mortgage loans acquired or originated	—	(2,112.2)	(533.0)	159.7	(2,485.5)
Mortgage loans sold or repaid	—	2,475.9	359.6	(131.0)	2,704.5
Real estate acquired	—	(27.4)	(64.8)	—	(92.2)
Real estate sold	—	249.5	70.3	—	319.8
Net purchases of property and equipment	—	(34.6)	(9.8)	—	(44.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received from (contributions to) unconsolidated entities	501.1	(787.3)	166.1	120.1	—
Net change in other investments	—	44.6	(93.7)	(27.3)	(76.4)

Net cash provided by (used in) investing activities	$501.1	$(1,278.1)	$(984.0)	$277.3	$(1,483.7)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$59.9	$—	$—	$—	$59.9
Issuance of preferred stock	542.0	—	—	—	542.0
Accelerated stock repurchase settlement	(84.0)	—	—	—	(84.0)
Acquisition of treasury stock, net	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	168.4	—	—	168.4
Payments for financing element derivatives	—	(123.2)	—	—	(123.2)
Dividends to common stockholders	(182.2)	—	—	—	(182.2)
Dividends to preferred stockholders	(17.7)	—	—	—	(17.7)
Issuance of long-term debt	—	52.3	258.8	(173.6)	137.5
Principal repayments of long-term debt	—	(7.3)	(65.3)	—	(72.6)
Net proceeds of short-term borrowings	—	40.7	152.9	5.5	199.1
Capital received from (dividends paid to) parent	—	(166.1)	286.2	(120.1)	—
Investment contract deposits	—	7,250.0	—	—	7,250.0
Investment contract withdrawals	—	(6,504.5)	—	—	(6,504.5)
Net increase in banking operation deposits	—	—	41.9	—	41.9

Net cash provided by (used in) financing activities	(550.4)	710.3	674.5	(288.2)	546.2
Discontinued operations
Net cash provided by operating activities	—	125.1	—	—	125.1
Net cash used in investing activities	—	(125.0)	—	—	(125.0)
Net cash used in financing activities	—	—	—	—	—

Net cash provided by discontinued operations	—	0.1	—	—	0.1

Net increase (decrease) in cash and cash equivalents	(53.8)	1,230.1	132.3	(119.8)	1,188.8
Cash and cash equivalents at beginning of year	75.4	31.8	410.0	(64.7)	452.5

Cash and cash equivalents at end of year	$21.6	$1,261.9	$542.3	$(184.5)	$1,641.3

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$1.9	$—	$—	$1.9
At end of year	$—	$2.0	$—	$—	$2.0
Schedule of noncash transactions
Tax benefits related to demutualization	$—	$163.8	$—	$—	$163.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.1)	$2,009.8	$(463.3)	$486.1	$2,031.5
Investing activities
Available-for-sale securities:
Purchases	—	(8,881.3)	(1,236.8)	(183.5)	(10,301.6)
Sales	—	1,227.5	1,099.6	—	2,327.1
Maturities	—	3,936.5	474.5	—	4,411.0
Mortgage loans acquired or originated	—	(2,708.7)	(161.6)	109.9	(2,760.4)
Mortgage loans sold or repaid	—	2,323.6	267.3	(91.3)	2,499.6
Real estate acquired	—	(239.8)	(101.7)	—	(341.5)
Real estate sold	—	261.2	84.4	—	345.6
Net purchases of property and equipment	—	(37.7)	(9.8)	—	(47.5)
Net proceeds from sales of subsidiaries	—	—	694.7	—	694.7
Purchases of interest in subsidiaries, net of cash acquired	—	—	(128.1)	—	(128.1)
Dividends received from unconsolidated entities	800.6	705.3	1,124.0	(2,629.9)	—
Net change in other investments	—	93.0	(28.9)	52.4	116.5

Net cash provided by (used in) investing activities	$800.6	$(3,320.4)	$2,077.6	$(2,742.4)	$(3,184.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. Other and Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$41.2	$—	$—	$—	$41.2
Acquisition and sales of treasury stock, net	(772.6)	—	—	—	(772.6)
Proceeds from financing element derivatives	—	110.6	—	—	110.6
Payments for financing element derivatives	—	(84.6)	—	—	(84.6)
Dividends to common stockholders	(166.5)	—	—	—	(166.5)
Issuance of long-term debt	—	7.7	4.4	—	12.1
Principal repayments of long-term debt	—	(224.3)	(215.5)	(7.4)	(447.2)
Net repayments of short-term borrowings	—	—	(231.9)	(59.5)	(291.4)
Dividends paid to parent	—	(1,124.0)	(1,440.5)	2,564.5	—
Investment contract deposits	—	7,312.4	—	—	7,312.4
Investment contract withdrawals	—	(5,294.9)	—	—	(5,294.9)
Net decrease in banking operation deposits	—	—	(5.0)	—	(5.0)

Net cash provided by (used in) financing activities	(897.9)	702.9	(1,888.5)	2,497.6	414.1
Discontinued operations
Net cash used in operating activities	—	(0.6)	(594.6)	(32.5)	(627.7)
Net cash used in investing activities	—	(0.4)	(681.7)	208.4	(473.7)
Net cash provided by financing activities	—	—	600.0	—	600.0

Net cash used in discontinued operations	—	(1.0)	(676.3)	175.9	(501.4)

Net decrease in cash and cash equivalents	(98.4)	(608.7)	(950.5)	417.2	(1,240.4)
Cash and cash equivalents at beginning of year	173.8	640.5	1,360.5	(481.9)	1,692.9

Cash and cash equivalents at end of year	$75.4	$31.8	$410.0	$(64.7)	$452.5

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$2.9	$676.3	$(175.9)	$503.3
At end of year	$—	$1.9	$—	$—	$1.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

        On June 30, 2005, our shelf registration statement with the Securities and Exchange Commission was declared effective. Following our October and November 2006 issuances of debt securities under the shelf registration, we now have the ability to issue up to $1.85 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc. and trust preferred securities of three subsidiary trusts. If we issue additional securities, we intend to use the proceeds from the sale of the securities offered by the prospectus, including the corresponding junior subordinated debentures issued to the trusts in connection with their investment of all the proceeds from the sale of preferred securities, for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

        The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004.

Condensed Consolidating Statements of Financial Position
December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$14.1	$44,389.4	$—	$44,403.5
Fixed maturities, trading	—	1.2	322.2	—	323.4
Equity securities, available-for-sale	—	0.9	665.7	—	666.6
Equity securities, trading	—	1.3	179.7	—	181.0
Mortgage loans	—	—	11,663.9	—	11,663.9
Real estate	—	—	867.0	—	867.0
Policy loans	—	—	850.7	—	850.7
Investment in unconsolidated entities	8,191.4	8,701.7	298.1	(16,893.1)	298.1
Other investments	3.6	4.4	1,109.0	(4.4)	1,112.6
Cash and cash equivalents	30.9	129.2	2,031.3	(600.6)	1,590.8
Accrued investment income	—	0.3	723.2	—	723.5
Premiums due and other receivables	—	353.5	898.8	—	1,252.3
Deferred policy acquisition costs	—	—	2,418.9	—	2,418.9
Property and equipment	—	—	422.5	—	422.5
Goodwill	—	—	361.9	—	361.9
Other intangibles	—	—	981.0	—	981.0
Separate account assets	—	—	73,779.6	—	73,779.6
Other assets	256.1	9.2	1,749.3	(253.8)	1,760.8

Total assets	$8,482.0	$9,215.8	$143,712.2	$(17,751.9)	$143,658.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position (continued)
December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$36,799.0	$—	$36,799.0
Future policy benefits and claims	—	—	17,332.6	—	17,332.6
Other policyholder funds	—	—	619.4	—	619.4
Short-term debt	—	—	435.3	(351.2)	84.1
Long-term debt	601.9	464.5	487.4	—	1,553.8
Income taxes currently payable	(1.2)	(2.0)	2.4	5.0	4.2
Deferred income taxes	1.1	12.3	909.7	(5.9)	917.2
Separate account liabilities	—	—	73,779.6	—	73,779.6
Other liabilities	19.4	549.6	4,645.1	(506.7)	4,707.4

Total liabilities	621.2	1,024.4	135,010.5	(858.8)	135,797.3
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	17.1	(17.1)	3.8
Additional paid-in capital	8,141.8	7,688.2	6,918.2	(14,606.4)	8,141.8
Retained earnings (deficit)	2,824.1	(339.5)	924.2	(584.7)	2,824.1
Accumulated other comprehensive income	846.9	842.7	844.2	(1,686.9)	846.9
Treasury stock, at cost	(3,955.9)	—	(2.0)	2.0	(3,955.9)

Total stockholders' equity	7,860.8	8,191.4	8,701.7	(16,893.1)	7,860.8

Total liabilities and stockholders' equity	$8,482.0	$9,215.8	$143,712.2	$(17,751.9)	$143,658.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$14.7	$42,102.5	$—	$42,117.2
Fixed maturities, trading	—	—	113.2	—	113.2
Equity securities, available-for-sale	—	1.0	723.4	—	724.4
Equity securities, trading	—	—	90.3	—	90.3
Mortgage loans	—	—	11,484.3	—	11,484.3
Real estate	—	—	900.1	—	900.1
Policy loans	—	—	827.7	—	827.7
Investment in unconsolidated entities	7,784.2	8,168.9	263.8	(15,953.0)	263.9
Other investments	—	8.4	841.2	—	849.6
Cash and cash equivalents	21.6	701.3	1,820.4	(904.0)	1,639.3
Accrued investment income	—	0.2	682.1	—	682.3
Premiums due and other receivables	—	2.3	590.4	—	592.7
Deferred policy acquisition costs	—	—	2,174.1	—	2,174.1
Property and equipment	—	—	419.8	—	419.8
Goodwill	—	—	282.3	—	282.3
Other intangibles	—	—	202.6	—	202.6
Separate account assets	—	—	62,070.0	—	62,070.0
Assets of discontinued operations	—	—	103.2	—	103.2
Other assets	3.5	15.0	1,498.4	(18.5)	1,498.4

Total assets	$7,809.3	$8,911.8	$127,189.8	$(16,875.5)	$127,035.4

Liabilities
Contractholder funds	$—	$—	$33,612.1	$—	$33,612.1
Future policy benefits and claims	—	—	16,825.5	—	16,825.5
Other policyholder funds	—	—	657.1	—	657.1
Short-term debt	—	349.9	774.1	(647.6)	476.4
Long-term debt	—	464.3	434.5	—	898.8
Deferred income taxes	—	7.0	983.8	(16.0)	974.8
Separate account liabilities	—	—	62,070.0	—	62,070.0
Liabilities of discontinued operations	—	—	4.5	—	4.5
Other liabilities	2.1	306.4	3,659.3	(258.8)	3,709.0

Total liabilities	2.1	1,127.6	119,020.9	(922.4)	119,228.2
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	16.8	(16.8)	3.8
Additional paid-in capital	8,000.0	7,071.3	6,108.7	(13,180.0)	8,000.0
Retained earnings (deficit)	2,008.6	(281.9)	1,050.1	(768.2)	2,008.6
Accumulated other comprehensive income	994.8	994.8	995.3	(1,990.1)	994.8
Treasury stock, at cost	(3,200.1)	—	(2.0)	2.0	(3,200.1)

Total stockholders' equity	7,807.2	7,784.2	8,168.9	(15,953.1)	7,807.2

Total liabilities and stockholders' equity	$7,809.3	$8,911.8	$127,189.8	$(16,875.5)	$127,035.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,305.3	$—	$4,305.3
Fees and other revenues	—	—	1,905.8	(3.3)	1,902.5
Net investment income	11.9	12.5	3,593.5	0.1	3,618.0
Net realized/unrealized capital gains (losses)	—	(0.6)	45.3	—	44.7

Total revenues	11.9	11.9	9,849.9	(3.2)	9,870.5
Expenses
Benefits, claims, and settlement expenses	—	—	5,692.4	—	5,692.4
Dividends to policyholders	—	—	290.7	—	290.7
Operating expenses	18.2	42.9	2,500.8	(3.2)	2,558.7

Total expenses	18.2	42.9	8,483.9	(3.2)	8,541.8

Income (loss) from continuing operations before income taxes	(6.3)	(31.0)	1,366.0	—	1,328.7
Income taxes (benefits)	(2.2)	(10.4)	307.6	—	295.0
Equity in the net income of subsidiaries, excluding discontinued operations	1,037.8	1,058.4	—	(2,096.2)	—

Income from continuing operations, net of related income taxes	1,033.7	1,037.8	1,058.4	(2,096.2)	1,033.7
Income from discontinued operations, net of related income taxes	30.6	30.6	30.6	(61.2)	30.6

Net income	1,064.3	1,068.4	1,089.0	(2,157.4)	1,064.3
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,031.3	$1,068.4	$1,089.0	$(2,157.4)	$1,031.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,975.0	$—	$3,975.0
Fees and other revenues	—	—	1,717.9	(0.1)	1,717.8
Net investment income	2.3	7.3	3,350.5	—	3,360.1
Net realized/unrealized capital losses	—	(1.1)	(10.1)	—	(11.2)

Total revenues	2.3	6.2	9,033.3	(0.1)	9,041.7
Expenses
Benefits, claims, and settlement expenses	—	—	5,282.9	—	5,282.9
Dividends to policyholders	—	—	293.0	—	293.0
Operating expenses	10.6	39.2	2,292.5	(0.2)	2,342.1

Total expenses	10.6	39.2	7,868.4	(0.2)	7,918.0

Income (loss) from continuing operations before income taxes	(8.3)	(33.0)	1,164.9	0.1	1,123.7
Income taxes (benefits)	(3.8)	(15.7)	251.7	—	232.2
Equity in the net income of subsidiaries, excluding discontinued operations	896.0	913.2	—	(1,809.2)	—

Income from continuing operations, net of related income taxes	891.5	895.9	913.2	(1,809.1)	891.5
Income from discontinued operations, net of related income taxes	27.5	27.5	18.9	(46.4)	27.5

Net income	919.0	923.4	932.1	(1,855.5)	919.0
Preferred stock dividends	17.7	—	—	—	17.7

Net income available to common stockholders	$901.3	$923.4	$932.1	$(1,855.5)	$901.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,710.0	$—	$3,710.0
Fees and other revenues	—	—	1,495.3	(3.6)	1,491.7
Net investment income	4.8	8.1	3,210.6	0.5	3,224.0
Net realized/unrealized capital losses	—	(30.9)	(73.9)	—	(104.8)

Total revenues	4.8	(22.8)	8,342.0	(3.1)	8,320.9
Expenses
Benefits, claims, and settlement expenses	—	—	4,959.5	—	4,959.5
Dividends to policyholders	—	—	296.7	—	296.7
Operating expenses	10.5	52.2	2,126.0	(3.1)	2,185.6

Total expenses	10.5	52.2	7,382.2	(3.1)	7,441.8

Income (loss) from continuing operations before income taxes	(5.7)	(75.0)	959.8	—	879.1
Income taxes (benefits)	(2.2)	(32.6)	213.0	—	178.2
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting change	704.4	746.8	—	(1,451.2)	—

Income from continuing operations, net of related income taxes	700.9	704.4	746.8	(1,451.2)	700.9
Income from discontinued operations, net of related income taxes	130.4	130.4	114.6	(245.0)	130.4

Income before cumulative effect of accounting change	831.3	834.8	861.4	(1,696.2)	831.3
Cumulative effect of accounting change, net of related income taxes	(5.7)	(5.7)	(5.7)	11.4	(5.7)

Net income	$825.6	$829.1	$855.7	$(1,684.8)	$825.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$7.2	$(377.7)	$2,621.1	$27.9	$2,278.5
Investing activities
Available-for-sale securities:
Purchases	—	(2.3)	(7,763.1)	—	(7,765.4)
Sales	—	3.7	1,435.2	—	1,438.9
Maturities	—	—	3,595.8	—	3,595.8
Mortgage loans acquired or originated	—	—	(2,600.2)	—	(2,600.2)
Mortgage loans sold or repaid	—	—	2,102.6	—	2,102.6
Real estate acquired	—	—	(29.1)	—	(29.1)
Real estate sold	—	—	174.1	—	174.1
Net purchases of property and equipment	—	—	(50.5)	—	(50.5)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(769.2)	—	(769.2)
Dividends received from unconsolidated entities	331.1	456.1	—	(787.2)	—
Net change in other investments	—	29.2	(18.2)	(20.9)	(9.9)

Net cash provided by (used in) investing activities	$331.1	$486.7	$(3,922.6)	$(808.1)	$(3,912.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$66.2	$—	$—	$—	$66.2
Acquisition of treasury stock, net	(755.8)	—	—	—	(755.8)
Proceeds from financing element derivatives	—	—	132.1	—	132.1
Payments for financing element derivatives	—	—	(141.0)	—	(141.0)
Excess tax benefits from share-based payment arrangements	—	—	8.4	—	8.4
Dividends to common stockholders	(214.7)	—	—	—	(214.7)
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	600.0	—	1.7	—	601.7
Principal repayments of long-term debt	—	—	(21.0)	—	(21.0)
Net repayments of short-term borrowings	—	(350.0)	(336.9)	296.4	(390.5)
Dividends paid to parent	—	(331.1)	(456.1)	787.2	—
Investment contract deposits	—	—	8,925.7	—	8,925.7
Investment contract withdrawals	—	—	(6,859.4)	—	(6,859.4)
Net increase in banking operation deposits	—	—	258.9	—	258.9

Net cash provided by (used in) financing activities	(329.0)	(681.1)	1,512.4	1,083.6	1,585.9
Discontinued operations
Net cash used in operating activities	—	—	(1.1)	—	(1.1)
Net cash used in investing activities	—	—	(0.9)	—	(0.9)
Net cash used in financing activities	—	—	—	—	—

Net cash used in discontinued operations	—	—	(2.0)	—	(2.0)

Net increase (decrease) in cash and cash equivalents	9.3	(572.1)	208.9	303.4	(50.5)
Cash and cash equivalents at beginning of year	21.6	701.3	1,822.4	(904.0)	1,641.3

Cash and cash equivalents at end of year	$30.9	$129.2	$2,031.3	$(600.6)	$1,590.8

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$2.0	$—	$2.0
At end of year	$—	$—	$—	$—	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(4.5)	$51.4	$2,189.0	$(109.7)	$2,126.2
Investing activities
Available-for-sale securities:
Purchases	—	(11.2)	(8,943.9)	—	(8,955.1)
Sales	—	8.6	3,291.9	—	3,300.5
Maturities	—	—	3,903.2	—	3,903.2
Mortgage loans acquired or originated	—	—	(2,485.5)	—	(2,485.5)
Mortgage loans sold or repaid	—	—	2,704.5	—	2,704.5
Real estate acquired	—	—	(92.2)	—	(92.2)
Real estate sold	—	—	319.8	—	319.8
Net purchases of property and equipment	—	—	(44.4)	—	(44.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(58.1)	—	(58.1)
Dividends received from (contributions to) unconsolidated entities	501.1	318.4	(93.0)	(726.5)	—
Net change in other investments	—	8.3	(87.0)	2.3	(76.4)

Net cash provided by (used in) investing activities	$501.1	$324.1	$(1,584.7)	$(724.2)	$(1,483.7)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2005

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$59.9	$—	$—	$—	$59.9
Issuance of preferred stock	542.0	—	—	—	542.0
Accelerated stock repurchase settlement	(84.0)	—	—	—	(84.0)
Acquisition of treasury stock, net	(868.4)	—	—	—	(868.4)
Proceeds from financing element derivatives	—	—	168.4	—	168.4
Payments for financing element derivatives	—	—	(123.2)	—	(123.2)
Dividends to common stockholders	(182.2)	—	—	—	(182.2)
Dividends to preferred stockholders	(17.7)	—	—	—	(17.7)
Issuance of long-term debt	—	—	137.7	(0.2)	137.5
Principal repayments of long-term debt	—	—	(72.6)	—	(72.6)
Net proceeds of short-term borrowings	—	275.0	24.7	(100.6)	199.1
Dividends paid to parent	—	(501.1)	(225.4)	726.5	—
Investment contract deposits	—	—	7,250.0	—	7,250.0
Investment contract withdrawals	—	—	(6,504.5)	—	(6,504.5)
Net increase in banking operation deposits	—	—	41.9	—	41.9

Net cash provided by (used in) financing activities	(550.4)	(226.1)	697.0	625.7	546.2
Discontinued operations
Net cash provided by operating activities	—	—	125.1	—	125.1
Net cash used in investing activities	—	—	(125.0)	—	(125.0)
Net cash used in financing activities	—	—	—	—	—

Net cash provided by discontinued operations	—	—	0.1	—	0.1

Net increase (decrease) in cash and cash equivalents	(53.8)	149.4	1,301.4	(208.2)	1,188.8
Cash and cash equivalents at beginning of year	75.4	551.9	521.0	(695.8)	452.5

Cash and cash equivalents at end of year	$21.6	$701.3	$1,822.4	$(904.0)	$1,641.3

Cash and cash equivalents of discontinued operations included above
At beginning of year	$—	$—	$1.9	$—	$1.9
At end of year	$—	$—	2.0	$—	$2.0
Schedule of noncash transactions
Tax benefits related to demutualization	$—	$—	$163.8	$—	$163.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(1.1)	$(195.3)	$1,706.8	$521.1	$2,031.5
Investing activities
Available-for-sale securities:
Purchases	—	(222.0)	(10,079.6)	—	(10,301.6)
Sales	—	172.9	2,154.2	—	2,327.1
Maturities	—	—	4,411.0	—	4,411.0
Mortgage loans acquired or originated	—	—	(2,760.4)	—	(2,760.4)
Mortgage loans sold or repaid	—	—	2,499.6	—	2,499.6
Real estate acquired	—	—	(341.5)	—	(341.5)
Real estate sold	—	—	345.6	—	345.6
Net purchases of property and equipment	—	—	(47.5)	—	(47.5)
Net proceeds from sales of subsidiaries	—	10.5	684.2	—	694.7
Purchases of interest in subsidiaries, net of cash acquired	—	(25.7)	(102.4)	—	(128.1)
Dividends received from unconsolidated entities	800.6	1,147.0	5.8	(1,953.4)	—
Net change in other investments	—	117.4	(3.4)	2.5	116.5

Net cash provided by (used in) investing activities	800.6	1,200.1	(3,234.4)	(1,950.9)	(3,184.6)
Financing activities
Issuance of common stock	41.2	—	—	—	41.2
Acquisition and sales of treasury stock, net	(772.6)	—	—	—	(772.6)
Proceeds from financing element derivatives	—	—	110.6	—	110.6
Payments for financing element derivatives	—	—	(84.6)	—	(84.6)
Dividends to common stockholders	(166.5)	—	—	—	(166.5)
Issuance of long-term debt	—	—	12.1	—	12.1
Principal repayments of long-term debt	—	(200.0)	(247.2)	—	(447.2)
Net proceeds (repayments) of short-term borrowings	—	(325.0)	368.8	(335.2)	(291.4)
Dividends paid to parent	—	(800.6)	(1,152.8)	1,953.4	—
Investment contract deposits	—	—	7,312.4	—	7,312.4
Investment contract withdrawals	—	—	(5,294.9)	—	(5,294.9)
Net decrease in banking operation deposits	—	—	(5.0)	—	(5.0)

Net cash provided by (used in) financing activities	$(897.9)	$(1,325.6)	$1,019.4	$1,618.2	$414.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

23.    Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the year ended December 31, 2004

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Discontinued operations
Net cash used in operating activities	$—	$—	$(627.7)	$—	$(627.7)
Net cash used in investing activities	—	—	(473.7)	—	(473.7)
Net cash provided by financing activities	—	—	600.0	—	600.0

Net cash used in discontinued operations	—	—	(501.4)	—	(501.4)

Net decrease in cash and cash equivalents	(98.4)	(320.8)	(1,009.6)	188.4	(1,240.4)
Cash and cash equivalents at beginning of year	173.8	872.7	1,530.6	(884.2)	1,692.9

Cash and cash equivalents at end of year	$75.4	$551.9	$521.0	$(695.8)	$452.5

Cash and cash equivalents of discontinued operations included above:
At beginning of year	$—	$—	$503.3	$—	$503.3
At end of year	$—	$—	$1.9	$—	$1.9

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2006.

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

        Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2006, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2007 annual stockholders meeting (the "Proxy Statement") which will be filed with the SEC on or about April 9, 2007, under the captions, "Election of Directors," "Governance of the Company — Audit Committee and Director Candidates Recommended by Shareholders" and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

Item 11.    Executive Compensation

        The information called for by Item 11 pertaining to executive compensation is set forth in the Proxy Statement under the captions, "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of the Human Resources Committee," all of which is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Equity Compensation Plan Information

        In general, the Company has three compensation plans under which its equity securities are authorized for issuance to employees or directors (not including the Company's tax qualified pension plans): the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, and the 2005 Directors Stock Plan. As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan. The following table shows the number of shares of Common Stock issuable upon exercise of share-based awards outstanding at December 31, 2006, the weighted average exercise price of those awards, and the number of shares of Common Stock remaining available for future issuance at December 31, 2006, excluding shares issuable upon exercise of outstanding share-based awards.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the Company's stockholders(1)	10,191,131	(2)	$37.65	(3)	24,983,850	(4)
Equity compensation plans not approved by the Company's stockholders	-0-		n/a		-0-

(1)
The Employee Stock Purchase Plan, the Stock Incentive Plan, the Long-Term Performance Plan and the Directors Stock Plan were each approved by the Company's sole stockholder, Principal Mutual Holding Company, prior to the Company's initial public offering of Common Stock on October 22, 2001. The 2005 Stock Incentive Plan and the 2005 Directors Stock Plan were each approved by the Company's stockholders on May 17, 2005.

(2)
Includes 8,376,213 options outstanding under the employee stock incentive plans, 99,775 options outstanding under the directors stock plans, 793,149 performance shares under the employee stock incentive plans, 816,944 restricted stock units under the employee stock incentive plans, 18,712 restricted stock units under the directors stock plans, 61,670 units deferred in shares of Common Stock under the Long-Term Performance Plan, and 24,668 other stock-based awards under the Directors 2005 Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units, units deferred in shares of Common Stock under the Long-Term Performance Plan, or other stock-based awards.

(4)
This number includes 3,322,616 shares remaining for issuance under the Employee Stock Purchase Plan, 21,227,757 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards under the 2005 Stock Incentive Plan and 433,477 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units, and other stock-based awards under the 2005 Directors Stock Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, "Governance of the Company — "Director Independence," and "Certain Relationships and Related Transactions," and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information called for by Item 14 pertaining to principal accounting fees and services is set forth in the Proxy Statement under the caption, "Ratification of Appointment of Independent Auditors" and is incorporated herein by reference.

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

  3.
  Exhibits

      Exhibits filed herewith

2.6.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc.
2.6.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc.
10.16	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman
12	Computation of Earnings to Fixed Charges Ratio
21	Principal Financial Group, Inc. Member Companies as of December 31, 2006
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of J. Barry Griswell
31.2	Certification of Michael H. Gersie
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — J. Barry Griswell
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Michael H. Gersie

      Exhibits incorporated by reference

Exhibit Number	Description
2.1	Plan of Conversion(1)
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc.(2)
2.6	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006.(3)
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc.(4)
3.2	Form of By-Laws of Principal Financial Group, Inc. (included in Exhibit 2.1)(4)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share(1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.(4)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.(4)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock.(4)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock.(4)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee.(5)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee.(5)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036.(5)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036.(6)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc.(5)
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001(7)
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005(8)
10.1	Principal Financial Group, Inc. Stock Incentive Plan(9)
10.1.1	Form of Restricted Stock Unit Award Agreement(10)
10.1.2	Form of Stock Option Award Agreement(10)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan(11)
10.2	Principal Financial Group Long-Term Performance Plan(1)
10.3	Resolution of the Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002(7)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002(12)
10.5	Principal Financial Group, Inc. Annual Incentive Plan(8)
10.6	Summary of Standard Compensatory Arrangement for Non-Employee Members of the Principal Financial Group, Inc. Board of Directors(8)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors.(13)
10.7	Principal Financial Group, Inc. Directors Stock Plan(1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan(11)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.(14)

10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004(15)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan.(14)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003(15)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees.(14)
10.11	Employment Agreement, dated as of April 1, 2004, by and between, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12	Change-of-Control Supplement and Amendment to Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12.1	Change-of-Control Supplement to Employment Agreement, dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell.(16)
10.13	Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive(1)
10.13.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive.(16)
10.14	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.(17)
10.15	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association(1)

(1)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

(2)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-16725).

(3)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-16725).

(4)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on June 17, 2005 (Commission File No. 1-16725).

(5)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on October 16, 2006 (Commission File No. 1-16725).

(6)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on December 6, 2006 (Commission File No. 1-16725).

(7)
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

(10)
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

(13)
Incorporated by reference to the written description of such arrangement included in Principal Financial Group, Inc.'s Current Report on Form 8-K filed on August 28, 2006 (Commission File 1-16725).

(14)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File No. 1-16725).

(15)
Incorporated by reference to exhibit filed with Principal Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-16725).

(16)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-16725).

(17)
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

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 27, 2007	By	/s/ MICHAEL H. GERSIE Michael H. Gersie Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Dated: February 27, 2007

By	/s/ J. BARRY GRISWELL J. Barry Griswell Chairman, Chief Executive Officer and Director	By	/s/ LARRY D. ZIMPLEMAN Larry D. Zimpleman President, Chief Operating Officer and Director
By	/s/ MICHAEL H. GERSIE Michael H. Gersie Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ WILLIAM T. KERR William T. Kerr Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller Director	By	/s/ RICHARD L. KEYSER Richard L. Keyser Director
By	/s/ GARY E. COSTLEY Gary E. Costley Director	By	/s/ ARJUN K. MATHRANI Arjun K. Mathrani Director
By	/s/ MICHAEL T. DAN Michael T. Dan Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director
By	/s/ DAVID J. DRURY David J. Drury Director	By	/s/ THERESE M. VAUGHAN Therese M. Vaughan Director
By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 20, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2. of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for certain fixed and variable contract features effective January 1, 2004, certain non-monetary exchanges of similar productive assets (primarily real estate) effective July 1, 2005, and its pension and other post-retirement benefits effective December 31, 2006.

                        /s/ Ernst & Young LLP

Des Moines, Iowa
February 20, 2007

Schedule I — Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2006

Type of Investment	Cost	Value	Amount as shown in the Statement of Financial Position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$530.8	$527.8	$527.8
States, municipalities and political subdivisions	1,557.7	1,598.2	1,598.2
Foreign governments	766.0	900.6	900.6
Public utilities	3,212.6	4,330.5	4,330.5
Redeemable preferred	268.9	272.9	272.9
All other corporate bonds	27,548.5	27,431.0	27,431.0
Mortgage-backed and other asset-backed securities	9,199.1	9,342.5	9,342.5

Total fixed maturities, available-for-sale	43,083.6	44,403.5	44,403.5
Fixed maturities, trading	323.4	323.4	323.4
Equity securities, available-for-sale:
Common stocks:
Banks, trust and insurance companies	20.2	21.1	21.1
Public utilities	0.4	0.2	0.2
Industrial, miscellaneous and all other	12.5	19.5	19.5
Non-redeemable preferred stock	624.6	625.8	625.8

Total equity securities, available-for-sale	657.7	666.6	666.6
Equity securities, trading	181.0	181.0	181.0
Mortgage loans(1)	11,700.4	xxxx	11,663.9
Real estate, net:
Real estate acquired in satisfaction of debt	12.4	xxxx	12.6
Other real estate(2)	859.0	xxxx	854.4
Policy loans	850.7	xxxx	850.7
Other investments(3)	973.1	xxxx	1,410.7

Total investments	$58,641.3	xxxx	$60,366.8

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

Schedule II — Condensed Financial Information of Registrant (Parent Only)
Statements of Financial Position

	December 31,
	2006	2005
	(in millions)
Assets
Cash	$30.9	$21.6
Other investments	3.6	—
Income taxes receivable	1.2	3.5
Amounts receivable from subsidiary	250.0	—
Other assets	6.1	—
Investment in subsidiary	8,191.4	7,784.2

Total assets	$8,483.2	$7,809.3

Liabilities
Amounts payable to subsidiary	$2.6	$2.1
Long-term debt	601.9	—
Deferred income taxes	1.1	—
Preferred stock dividend payable	8.2	—
Accrued interest payable	7.6	—
Other liabilities	1.0	—

Total liabilities	622.4	2.1
Stockholders' equity
Series A preferred stock, par value $.01 with liquidation preference of $100 per share — 3.0 million shares authorized, issued and outstanding at December 31, 2006 and 2005	—	—
Series B preferred stock, par value $.01 with liquidation preference of $25 per share — 10.0 million shares authorized, issued and outstanding at December 31, 2006 and 2005	0.1	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 383.6 million and 381.3 million shares issued, and 268.4 million and 280.6 million shares outstanding in 2006 and 2005, respectively	3.8	3.8
Additional paid-in capital	8,141.8	8,000.0
Retained earnings	2,824.1	2,008.6
Accumulated other comprehensive income	846.9	994.8
Treasury stock, at cost (115.2 million and 100.7 million shares at December 31, 2006 and 2005, respectively)	(3,955.9)	(3,200.1)

Total stockholders' equity	7,860.8	7,807.2

Total liabilities and stockholders' equity	$8,483.2	$7,809.3

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Revenues
Net investment income	$11.9	$2.3	$4.8

Total revenues	11.9	2.3	4.8
Expenses
Other operating costs and expenses	18.2	10.6	10.5

Total expenses	18.2	10.6	10.5

Loss before income taxes	(6.3)	(8.3)	(5.7)
Income tax benefits	(2.2)	(3.8)	(2.2)
Equity in the net income of subsidiaries, excluding discontinued operations and cumulative effect of accounting changes	1,037.8	896.4	704.4

Income from continuing operations, net of related income taxes	1,033.7	891.9	700.9
Income from discontinued operations, net of related income taxes	30.6	27.1	130.4

Income before cumulative effect of accounting change	1,064.3	919.0	831.3
Cumulative effect of accounting change, net of related income taxes	—	—	(5.7)

Net income	1,064.3	919.0	825.6
Preferred stock dividends	33.0	17.7	—

Net income available to common stockholders	$1,031.3	$901.3	$825.6

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2006	2005	2004
	(in millions)
Net income	$1,064.3	$919.0	$825.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of related income taxes	(30.6)	(27.1)	(130.4)
Cumulative effect of accounting change, net of related income taxes	—	—	5.7
Equity in the net income of subsidiary	(1,037.8)	(896.4)	(704.4)
Increase (decrease) in income taxes	1.4	(1.3)	1.3
Stock-based compensation	2.1	0.9	1.1
Other	7.8	0.4	—

Net cash provided by (used in) operating activities	7.2	(4.5)	(1.1)
Cash flows from investing activities:
Dividend received from subsidiary	331.1	501.1	800.6

Net cash provided by investing activities	331.1	501.1	800.6
Cash flows from financing activities:
Issuance of common stock	66.2	59.9	41.2
Issuance of preferred stock	—	542.0	—
Accelerated stock repurchase settlement	—	(84.0)	—
Acquisition of treasury stock	(755.8)	(868.4)	(772.6)
Dividends to common stockholders	(214.7)	(182.2)	(166.5)
Dividends to preferred stockholders	(24.7)	(17.7)	—
Issuance of long-term debt	600.0	—	—

Net cash used in financing activities	(329.0)	(550.4)	(897.9)

Net decrease in cash and cash equivalents	9.3	(53.8)	(98.4)
Cash and cash equivalents at beginning of period	21.6	75.4	173.8

Cash and cash equivalents at end of year	$30.9	$21.6	$75.4

See accompanying notes.

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

(2)   Cash Dividends from Subsidiary

        The parent company received cash dividends totaling $331.1 million, $501.1 million and $800.6 million in 2006, 2005 and 2004 respectively, from its subsidiary.

Schedule III — Supplementary Insurance Information
As of December 31, 2006, 2005 and 2004 and for each of the years then ended

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits and Claims	Contractholder and Other Policyholder Funds
	(in millions)
2006:
U.S. Asset Management and Accumulation	$985.6	$7,719.3	$34,570.0
International Asset Management and Accumulation	153.0	2,328.4	22.1
Life and Health Insurance	1,280.3	7,282.2	3,045.0
Corporate and Other	—	2.7	(218.7)

Total	$2,418.9	$17,332.6	$37,418.4

2005:
U.S. Asset Management and Accumulation	$889.5	$7,516.7	$31,527.5
International Asset Management and Accumulation	104.3	2,175.2	16.5
Life and Health Insurance	1,180.3	7,130.1	2,923.6
Corporate and Other	—	3.5	(198.4)

Total	$2,174.1	$16,825.5	$34,269.2

2004:
U.S. Asset Management and Accumulation	$738.3	$7,298.7	$30,434.6
International Asset Management and Accumulation	66.7	1,757.9	12.2
Life and Health Insurance	1,032.6	6,983.2	2,649.6
Corporate and Other	—	2.8	(178.2)

Total	$1,837.6	$16,042.6	$32,918.2

Segment	Premiums and Other Considerations	Net Investment Income(1)	Benefits, Claims and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(1)
	(in millions)
2006:
U.S. Asset Management and Accumulation	$462.3	$2,635.8	$2,391.3	$170.6	$1,124.9
International Asset Management and Accumulation	239.1	252.3	399.1	2.4	142.3
Life and Health Insurance	3,598.7	692.5	2,910.3	66.2	1,040.0
Corporate and Other	5.2	37.4	(8.3)	—	12.3

Total	$4,305.3	$3,618.0	$5,692.4	$239.2	$2,319.5

2005:
U.S. Asset Management and Accumulation	$455.2	$2,451.0	$2,260.4	$148.7	$1,022.1
International Asset Management and Accumulation	247.6	247.7	409.3	7.7	121.1
Life and Health Insurance	3,267.1	677.2	2,620.2	90.2	976.3
Corporate and Other	5.1	(15.8)	(7.0)	—	(24.0)

Total	$3,975.0	$3,360.1	$5,282.9	$246.6	$2,095.5

2004:
U.S. Asset Management and Accumulation	$370.1	$2,354.0	$2,094.8	$112.0	$898.4
International Asset Management and Accumulation	241.0	191.5	357.3	3.1	109.0
Life and Health Insurance	3,096.6	662.3	2,514.7	95.7	890.7
Mortgage Banking	—	—	—	—	16.7
Corporate and Other	2.3	16.2	(7.3)	—	60.0

Total	$3,710.0	$3,224.0	$4,959.5	$210.8	$1,974.8

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

Schedule IV — Reinsurance
As of December 31, 2006, 2005 and 2004 and for each of the years then ended

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
2006:
Life insurance in force	$218,946.9	$53,313.8	$3,078.9	$168,712.0	1.8%

Premiums:
Life insurance	$1,541.7	$98.7	$117.2	$1,560.2	7.5%
Accident and health insurance	2,927.1	182.1	0.1	2,745.1	—%

Total	$4,468.8	$280.8	$117.3	$4,305.3	2.7%

2005:
Life insurance in force	$197,690.2	$49,934.4	$2,895.1	$150,650.9	1.9%

Premiums:
Life insurance	$1,571.7	$82.7	$56.6	$1,545.6	3.7%
Accident and health insurance	2,642.9	213.5	—	2,429.4	—%

Total	$4,214.6	$296.2	$56.6	$3,975.0	1.4%

2004:
Life insurance in force	$180,343.5	$41,765.8	$2,566.2	$141,143.9	1.8%

Premiums:
Life insurance	$1,479.3	$69.2	$67.0	$1,477.1	4.5%
Accident and health insurance	2,455.5	222.6	—	2,232.9	—%

Total	$3,934.8	$291.8	$67.0	$3,710.0	1.8%

Exhibit Index

Exhibit Number	Description	Page
2.1	Plan of Conversion(1)
2.2	Share Sale Deed, dated as of June 17, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.3	Deed to Amend the Share Sale Deed, dated as of August 31, 1999, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, BT New Zealand Limited, BT International (Delaware), Inc., BT Nominees (H.K.) Limited, Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.4	Second Amendment to the Share Sale Deed, dated as of March 14, 2001, among BT Investments (Australia) LLC, BT Foreign Investment Corporation, Deutsche New Zealand Limited (formerly called BT New Zealand Limited), BT International (Delaware), Inc., DB Nominees (H.K.) Limited (formerly called BT Nominees (H.K.) Limited), Deutsche Bank AG, Bankers Trust Corporation, Principal Financial Group (Australia) Pty Limited and Principal Financial Services, Inc.(1)
2.5	Stock Purchase Agreement dated as of May 11, 2004 by and between Principal Holding Company and CitiMortgage, Inc.(2)
2.6	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006.(3)
2.6.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc.(4)
2.6.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc.(4)
3.1	Form of Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1)(5)
3.2	Form of By-Laws of Principal Financial Group, Inc.(5)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share(1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.(5)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005.(5)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock.(5)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock.(5)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee.(6)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee.(6)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036.(6)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036.(7)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc.(6)
4.2	Amended and Restated Stockholder Rights Agreement, dated as of October 22, 2001(8)
4.2.1	Amendment to the Amended and Restated Rights Agreement, dated as of January 17, 2005(9)
10.1	Principal Financial Group, Inc. Stock Incentive Plan(10)
10.1.1	Form of Restricted Stock Unit Award Agreement(11)
10.1.2	Form of Stock Option Award Agreement(11)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan(12)
10.2	Principal Financial Group Long-Term Performance Plan(1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002(8)

10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002(13)
10.5	Principal Financial Group, Inc. Annual Incentive Plan(9)
10.6	Summary of Standard Compensatory Arrangement for Non-Employee Members of the Principal Financial Group, Inc. Board of Directors(9)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors.(14)
10.7	Principal Financial Group, Inc. Directors Stock Plan(1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan(12)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.(15)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004(16)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan(15)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003(16)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees(15)
10.11	Employment Agreement, dated as of April 1, 2004, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12	Change-of-Control Supplement and Amendment to Employment Agreement, dated as of April 1, 2004 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell(2)
10.12.1	Change-of-Control Supplement to Employment Agreement, dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and J. Barry Griswell.(17)
10.13	Form of Principal Mutual Holding Company and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives) among Principal Mutual Holding Company, Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive(1)
10.13.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive.(17)
10.14	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan.(18)
10.15	Fiscal Agency Agreement, dated as of August 25, 1999, among Principal Financial Group (Australia) Holdings Pty Limited, Principal Financial Services, Inc. and U.S. Bank Trust National Association(1)
10.16	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman.(4)
12	Computation of Earnings to Fixed Charges Ratio(4)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2006(4)
23	Consent of Independent Registered Public Accounting Firm(4)
31.1	Certification of J. Barry Griswell(4)
31.2	Certification of Michael H. Gersie(4)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — J. Barry Griswell(4)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Michael H. Gersie(4)

(1)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Registration Statement on Form S-1, as amended (Commission File No. 333-62558).

(2)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 1-16725).

(3)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-16725).

(4)
Filed herewith.

(5)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on June 17, 2005 (Commission File No. 1-16725).

(6)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on October 16, 2006 (Commission File No. 1-16725).

(7)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on December 6, 2006 (Commission File No. 1-16725).

(8)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (Commission File No. 1-16725).

(9)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission File No. 1-16725).

(10)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-16725).

(11)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on March 7, 2005 (Commission File No. 1-16725).

(12)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (Commission File No. 1-16725).

(13)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 1-16725).

(14)
Incorporated by reference to the written description of such arrangement included in Principal Financial Group, Inc.'s Current Report on Form 8-K filed on August 28, 2006 (Commission File 1-16725).

(15)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File 1-16725).

(16)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-16725).

(17)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-16725).

(18)
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
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
U.S. Invested Assets
U.S. Invested Assets Investment Income Yields by Asset Type
U.S. Invested Assets Fixed Maturity Securities by Type of Issuer
U.S. Invested Assets Fixed Maturity Securities by Credit Quality(1)
U.S. Invested Assets Corporate Fixed Maturity Securities by Salomon Industry
U.S. Invested Assets Fixed Maturity Securities Available-for-Sale by Industry Category
U.S. Invested Assets Fixed Maturity Securities Available-for-Sale by Industry Category
U.S. Invested Assets Fixed Maturity Securities Available-for-Sale by Quality
U.S. Invested Assets Fixed Maturity Securities Available-for-Sale by Quality
U.S. Invested Assets Unrealized Losses on Investment Grade Fixed Maturity Securities Available-for-Sale by Aging Category
U.S. Invested Assets Unrealized Losses on Investment Grade Fixed Maturity Securities Available-for-Sale by Aging Category
U.S. Invested Assets Unrealized Losses on Below Investment Grade Fixed Maturity Securities Available-for-Sale by Aging Category
U.S. Invested Assets Unrealized Losses on Below Investment Grade Fixed Maturity Securities Available-for-Sale by Aging Category
U.S. Invested Assets Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category
U.S. Invested Assets Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category
U.S. Invested Assets Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount
U.S. Invested Assets Commercial Mortgage Valuation Allowance
U.S. Invested Assets Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount
International Invested Assets
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Derivative Financial Instruments — Notional Amounts
Derivative Financial Instruments — Credit Exposures
  Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Condensed Consolidating Statements of Financial Position December 31, 2006
Condensed Consolidating Statements of Financial Position December 31, 2005
Condensed Consolidating Statements of Operations For the year ended December 31, 2006
Condensed Consolidating Statements of Operations For the year ended December 31, 2005
Condensed Consolidating Statements of Operations For the year ended December 31, 2004
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2006
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2006
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2005
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2005
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2004
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2004
Condensed Consolidating Statements of Financial Position December 31, 2006
Condensed Consolidating Statements of Financial Position (continued) December 31, 2006
Condensed Consolidating Statements of Financial Position December 31, 2005
Condensed Consolidating Statements of Operations For the year ended December 31, 2006
Condensed Consolidating Statements of Operations For the year ended December 31, 2005
Condensed Consolidating Statements of Operations For the year ended December 31, 2004
Condensed Consolidating Statements of Cash Flows For the year ended December 31, 2006
Condensed Consolidating Statements of Cash Flows (continued) For the year ended December 31, 2006
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
  Item 9B. Other Information
  PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
  PART IV
  Item 15. Exhibits and Financial Statement Schedules
Signatures
Schedule IV — Reinsurance As of December 31, 2006, 2005 and 2004 and for each of the years then ended
Exhibit Index