Form 10-Q
period 2007-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2007-05-02
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 25, 2007 was 267,789,532.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Consolidated Statements of Financial Position

	March 31, 2007	December 31, 2006
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$45,099.8	$44,403.5
Fixed maturities, trading	348.5	323.4
Equity securities, available-for-sale	396.8	666.6
Equity securities, trading	211.6	181.0
Mortgage loans	11,919.7	11,663.9
Real estate	850.2	867.0
Policy loans	848.5	850.7
Other investments	1,504.9	1,410.7
Total investments	61,180.0	60,366.8
Cash and cash equivalents	1,476.5	1,590.8
Accrued investment income	725.6	723.5
Premiums due and other receivables	843.5	1,252.3
Deferred policy acquisition costs	2,477.9	2,418.9
Property and equipment	423.2	422.5
Goodwill	361.9	361.9
Other intangibles	965.1	981.0
Separate account assets	76,527.6	73,779.6
Other assets	1,636.1	1,760.8
Total assets	$146,617.4	$143,658.1
Liabilities
Contractholder funds	$37,041.0	$36,799.0
Future policy benefits and claims	17,434.4	17,332.6
Other policyholder funds	631.2	619.4
Short-term debt	58.8	84.1
Long-term debt	1,547.0	1,553.8
Income taxes currently payable	1.6	4.2
Deferred income taxes	865.0	917.2
Separate account liabilities	76,527.6	73,779.6
Other liabilities	4,403.8	4,707.4
Total liabilities	138,510.4	135,797.3
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2007 and 2006	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2007 and 2006	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 384.3 million and 383.6 million shares issued, and 267.4 million and 268.4 million shares outstanding in 2007 and 2006, respectively	3.8	3.8
Additional paid-in capital	8,186.2	8,141.8
Retained earnings	3,081.2	2,824.1
Accumulated other comprehensive income	897.7	846.9
Treasury stock, at cost (116.9 million and 115.2 million shares in 2007 and 2006, respectively)	(4,062.0)	(3,955.9)
Total stockholders’ equity	8,107.0	7,860.8
Total liabilities and stockholders’ equity	$146,617.4	$143,658.1

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2007	2006
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,107.7	$1,041.8
Fees and other revenues	592.5	459.6
Net investment income	923.1	851.9
Net realized/unrealized capital gains	37.6	48.9
Total revenues	2,660.9	2,402.2
Expenses
Benefits, claims, and settlement expenses	1,498.0	1,341.8
Dividends to policyholders	74.0	71.9
Operating expenses	754.7	615.2
Total expenses	2,326.7	2,028.9
Income from continuing operations before income taxes	334.2	373.3
Income taxes	68.9	79.6
Income from continuing operations, net of related income taxes	265.3	293.7
Income from discontinued operations, net of related income taxes	—	0.2
Net income	265.3	293.9
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$257.1	$285.7

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$0.96	$1.02
Income from discontinued operations, net of related income taxes	—	—
Net income	$0.96	$1.02
Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$0.95	$1.01
Income from discontinued operations, net of related income taxes	—	—
Net income	$0.95	$1.01

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2006	$—	$0.1	$3.8	$8,000.0	$2,008.6	$994.8	$(3,200.1)	$7,807.2
Common stock issued	—	—	—	11.7	—	—	—	11.7
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.4	—	—	—	0.4
Stock-based compensation, and additional related tax benefits	—	—	—	12.7	—	—	—	12.7
Treasury stock acquired, common	—	—	—	—	—	—	(163.5)	(163.5)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	(8.2)
Comprehensive loss:
Net income	—	—	—	—	293.9	—	—	293.9
Net unrealized losses, net	—	—	—	—	—	(352.8)	—	(352.8)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(2.7)	—	(2.7)
Comprehensive loss								(61.6)
Balances at March 31, 2006	$—	$0.1	$3.8	$8,024.8	$2,294.3	$639.3	$(3,363.6)	$7,598.7

Balances at January 1, 2007	$—	$0.1	$3.8	$8,141.8	$2,824.1	$846.9	$(3,955.9)	$7,860.8
Common stock issued	—	—	—	18.0	—	—	—	18.0
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.2	—	—	—	0.2
Stock-based compensation, and additional related tax benefits	—	—	—	26.2	—	—	—	26.2
Treasury stock acquired, common	—	—	—	—	—	—	(106.1)	(106.1)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	(8.2)
Comprehensive income:
Net income	—	—	—	—	265.3	—	—	265.3
Net unrealized gains, net	—	—	—	—	—	50.7	—	50.7
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	0.6	—	0.6
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(0.5)	—	(0.5)
Comprehensive income								316.1
Balances at March 31, 2007	$—	$0.1	$3.8	$8,186.2	$3,081.2	$897.7	$(4,062.0)	$8,107.0

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2007	2006
	(in millions)
Operating activities
Net income	$265.3	$293.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	—	(0.2)
Amortization of deferred policy acquisition costs	79.9	71.8
Additions to deferred policy acquisition costs	(118.3)	(120.5)
Accrued investment income	(2.1)	(17.1)
Net cash flows from trading securities	(51.5)	(55.9)
Premiums due and other receivables	292.8	(15.8)
Contractholder and policyholder liabilities and dividends	406.5	387.5
Current and deferred income taxes	6.6	36.2
Net realized/unrealized capital gains	(37.6)	(48.9)
Depreciation and amortization expense	33.2	22.3
Mortgage loans held for sale, acquired or originated	(39.7)	(209.6)
Mortgage loans held for sale, sold or repaid, net of gain	115.8	339.7
Real estate acquired through operating activities	(6.8)	(4.9)
Real estate sold through operating activities	30.4	0.9
Stock-based compensation	24.0	12.3
Other	227.0	(161.6)
Net adjustments	960.2	236.2
Net cash provided by operating activities	1,225.5	530.1
Investing activities
Available-for-sale securities:
Purchases	(2,358.5)	(2,390.3)
Sales	797.7	373.3
Maturities	1,289.4	947.3
Mortgage loans acquired or originated	(679.8)	(593.5)
Mortgage loans sold or repaid	349.8	609.0
Real estate acquired	(17.1)	(12.6)
Real estate sold	0.5	0.9
Net purchases of property and equipment	(13.4)	(12.5)
Purchases of interest in subsidiaries, net of cash acquired	—	(5.5)
Net change in other investments	(67.6)	96.8
Net cash used in investing activities	$(699.0)	$(987.1)

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the three months ended, March 31,
	2007	2006
	(in millions)
Financing activities
Issuance of common stock	$18.0	$11.7
Acquisition of treasury stock	(106.1)	(163.5)
Proceeds from financing element derivatives	60.7	40.6
Payments for financing element derivatives	(54.6)	(38.3)
Excess tax benefits from share-based payment arrangements	4.5	0.6
Dividends to preferred stockholders	(16.5)	(8.2)
Issuance of long-term debt	4.2	0.2
Principal repayments of long-term debt	(10.1)	(0.6)
Net repayments of short-term borrowings	(25.0)	(78.8)
Investment contract deposits	2,044.4	2,788.4
Investment contract withdrawals	(2,605.3)	(2,145.7)
Net increase in banking operation deposits	45.0	17.3
Net cash provided by (used in) financing activities	(640.8)	423.7
Discontinued operations
Net cash provided by operating activities	—	0.7
Net cash used in investing activities	—	(0.5)
Net cash provided by discontinued operations	—	0.2
Net decrease in cash and cash equivalents	(114.3)	(33.1)
Cash and cash equivalents at beginning of period	1,590.8	1,641.3
Cash and cash equivalents at end of period	$1,476.5	$1,608.2
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$2.0
At end of period	$—	$2.2

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

1.      Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2006, included in our Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position at December 31, 2006, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the March 31, 2006, financial statements to conform to the March 31, 2007, presentation.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”).  This Statement permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value.  Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income.  The decision about whether to elect the fair value option (1) is applied instrument by instrument, with certain exceptions; (2) is irrevocable; and (3) is applied to an entire instrument and not only to specified risks, specific cash flows, or portions of that instrument.  This Statement also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  At the effective date, the fair value option may be elected for eligible items that exist at that date and the effect of the first remeasurement to fair value for those items should be reported as a cumulative effect adjustment to the opening balance of retained earnings.  We are currently evaluating the impact this guidance will have on our consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. We adopted FIN 48 on January 1, 2007, which did not have a material impact on our consolidated financial statements.  See Note 2, Federal Income Taxes, for further details.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

1.      Nature of Operations and Significant Accounting Policies (continued)

On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). This Statement (1) requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, (3) for subsequent measurement of each class of separately recognized servicing assets and liabilities, an entity can elect either the amortization or fair value measurement method, (4) permits a one-time reclassification of available-for-sale (“AFS”) securities to trading securities by an entity with recognized servicing rights, without calling into question the treatment of other AFS securities, provided the AFS securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities measured at fair value in the statement of financial position and also requires additional disclosures. The initial measurement requirements of this Statement should be applied prospectively to all transactions entered into after the fiscal year beginning after September 15, 2006. The election related to the subsequent measurement of servicing assets and liabilities is also effective the first fiscal year beginning after September 15, 2006. We adopted SFAS 156 effective January 1, 2007, and have not elected to subsequently measure any of our servicing rights at fair value or reclassify any AFS securities to trading.  The prospective aspects of SFAS 156 are not expected to have a material impact on our consolidated financial statements.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS 140. SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. We adopted SFAS 155 effective January 1, 2007, and did not apply the fair value election to any existing hybrid financial instruments that had been bifurcated under SFAS 133 prior to adoption of SFAS 155.  The prospective aspects of  SFAS 155 are not expected to have a material impact on our consolidated financial statements.

On September 19, 2005, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). AcSEC defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred policy acquisition costs, unearned revenue liabilities, and deferred sales inducement costs from the replaced contract should be written off and acquisition costs on the new contract capitalized as appropriate. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. As of January 1, 2007, we adopted SOP 05-1, which did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

1.      Nature of Operations and Significant Accounting Policies (continued)

Separate Accounts

As of March 31, 2007, and December 31, 2006, the separate accounts include a separate account valued at $743.4 million and $768.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.      Federal Income Taxes

The effective income tax rate for the three months ended March 31, 2007, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits received on our investment in a synthetic fuel production facility, and interest exclusion from taxable income.  The effective income tax rate for the three months ended March 31, 2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, a favorable court ruling on a contested Internal Revenue Service (the “Service”) issue for 1991 and later years and interest exclusion from taxable income.

We adopted the provisions of FIN 48 on January 1, 2007.  The application of FIN 48 did not have a material impact on our consolidated financial statements.  As of January 1, 2007, the total unrecognized benefits were $60.0 million. If recognized, the total amount that would reduce the 2007 effective tax rate would be $20.3 million. Tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility will have no effect on the annual effective tax rate, but could accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest and penalties related to uncertain tax positions in operating expenses. As of January 1, 2007, we had recognized $15.7 million of accumulated pre-tax interest related to unrecognized tax benefits existing at the date of adoption.

The Service has completed examinations of the U.S. consolidated federal income tax returns for 2003 and prior years. The Service has recently commenced the audit of our federal income tax returns for the years 2004 and 2005. We do not expect the results of these audits to significantly increase or decrease the total amount of unrecognized tax benefits in the next twelve months, but the outcome of tax reviews is uncertain, and unforeseen results can occur.

3.      Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended March 31,		For the three months ended March 31,
	2007	2006	2007	2006
	(in millions)
Service cost	$11.8	$11.7	$2.0	$2.4
Interest cost	22.4	20.4	3.9	4.0
Expected return on plan assets	(28.6)	(26.3)	(8.4)	(8.1)
Amortization of prior service benefit	(2.1)	(2.2)	(0.7)	(0.6)
Recognized net actuarial loss (gain)	2.5	5.1	(0.5)	—
Net periodic benefit cost (income)	$6.0	$8.7	$(3.7)	$(2.3)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

3.      Employee and Agent Benefits (continued)

Contributions

Our funding policy for the Principal Pension Plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2007 will be zero so we will not be required to fund the Pension Plan during 2007. However, it is possible that we may fund the qualified and nonqualified plans in 2007 in the range of $20.0 million to $50.0 million. During the three months ended March 31, 2007, no contributions were made to the plans.

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

Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues. Beginning in March of 2005, we have received subpoenas and interrogatories from the offices of the Attorneys General of New York and Connecticut seeking information related to compensation agreements with brokers and agents and the sale of retirement products and services. We are cooperating with these inquiries. To date, none of these Attorneys General investigations has resulted in any action against us. We are, however, engaged in discussions with the Connecticut and New York Attorneys General Offices with respect to broker payments relating to sales of our single premium group annuity products, which primarily fund terminating defined benefit plans. At this point, we cannot predict the outcome of these discussions. We have received other requests from regulators and other governmental authorities relating to other industry issues and may receive additional such requests, including subpoenas and interrogatories, in the future.

On November 8, 2006, a trustee of Fairmount Park Inc. Retirement Savings Plan filed a putative class action lawsuit in the United States District Court for the Southern District of Illinois against Principal Life Insurance Company (“Principal Life”). The complaint alleges, among other things, that Principal Life breached its alleged fiduciary duties while performing services to 401(k) plans by failing to disclose, or adequately disclose, to employers or plan participants the fact that Principal Life receives “revenue sharing fees from mutual funds that are included in its pre-packaged 401(k) plans” and allegedly failed to use the revenue to defray the expenses of the services provided to the plans. Plaintiff further alleges that these acts constitute prohibited transactions under ERISA. Plaintiff seeks to certify a class of all retirement plans to which Principal Life was a service provider and for which Principal Life received and retained “revenue sharing” fees from mutual funds. Plaintiff seeks declaratory, injunctive and monetary relief. Principal Life has filed its Answer and a Motion to Transfer and is aggressively defending the lawsuit.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

4.      Contingencies, Guarantees and Indemnifications (continued)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of March 31, 2007, was approximately $179.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

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

5.      Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A Preferred Stock	Series B Preferred Stock	Common Stock
	(in millions)
Outstanding shares at January 1, 2006	3.0	10.0	280.6
Shares issued	—	—	0.4
Treasury stock acquired	—	—	(3.4)
Outstanding shares at March 31, 2006	3.0	10.0	277.6

Outstanding shares at January 1, 2007	3.0	10.0	268.4
Shares issued	—	—	0.7
Treasury stock acquired	—	—	(1.7)
Outstanding shares at March 31, 2007	3.0	10.0	267.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

5. Stockholders’ Equity (continued)

Comprehensive income (loss) is as follows:

	For the three months ended March 31,
	2007	2006
	(in millions)
Comprehensive income (loss):
Net income	$265.3	$293.9
Net change in unrealized gains (losses) on fixed maturities, available-for-sale	43.2	(743.3)
Net change in unrealized gains (losses) on equity securities, available-for-sale	(0.5)	1.3
Net change in unrealized gains on equity method subsidiaries and minority interest adjustments	13.1	69.5
Adjustments for assumed changes in amortization patterns	5.4	88.4
Net change in unrealized gains on derivative instruments	6.9	16.5
Adjustments to unrealized gains and losses for Closed Block policyholder dividend obligation	—	33.7
Change in net foreign currency translation adjustment	(0.5)	1.4
Change in unrecognized post-retirement benefit obligation	(0.7)	—
Provision for deferred income (taxes) benefits	(16.1)	177.0
Comprehensive income (loss)	$316.1	$(61.6)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

6. Segment Information (continued)

Management uses segment operating earnings for goal setting, determining employee compensation and evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of deferred policy acquisition costs (“DPAC”) and sales inducements, recognition of front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Segment operating revenues exclude net realized/unrealized capital gains and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2007	December 31, 2006
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$121,240.3	$117,950.0
International Asset Management and Accumulation	8,292.4	8,101.0
Life and Health Insurance	14,496.3	14,364.5
Corporate and Other	2,588.4	3,242.6
Total consolidated assets	$146,617.4	$143,658.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

6. Segment Information (continued)

	For the three months ended March 31,
	2007	2006
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$1,281.7	$1,060.6
International Asset Management and Accumulation	141.3	143.4
Life and Health Insurance	1,212.4	1,159.6
Corporate and Other	(11.7)	(9.7)
Total segment operating revenues	2,623.7	2,353.9
Add:
Net realized/unrealized capital gains, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	37.2	48.6
Subtract:
Operating revenues from discontinued real estate investments	—	0.3
Total revenues per consolidated statements of operations	$2,660.9	$2,402.2
Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$178.4	$157.8
International Asset Management and Accumulation	19.3	17.6
Life and Health Insurance	45.5	70.4
Corporate and Other	(6.4)	(5.6)
Total segment operating earnings, net of related income taxes	236.8	240.2
Net realized/unrealized capital gains, as adjusted	20.3	24.9
Other after-tax adjustments (1)	—	20.6
Net income available to common stockholders per consolidated statements of operations	$257.1	$285.7

(1)             For the three months ended March 31, 2006, other after-tax adjustments of $20.6 million included the positive effect of a favorable court ruling on a contested IRS issue for 1991 and later years.

7. Stock-Based Compensation Plans

As of March 31, 2007, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of March 31, 2007, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 19.1 million.

The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the three months ended March 31,
	2007	2006
	(in millions)
Compensation cost	$22.4	$11.6
Related income tax benefit	7.2	3.4
Capitalized as part of an asset	1.2	0.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

7. Stock-Based Compensation Plans (continued)

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan. Total options granted were 1.8 million for the three months ended March 31, 2007. The fair value of these options was determined assuming a weighted average dividend yield of 1.3 percent, a weighted average expected volatility of 23.6 percent, a weighted average risk-free interest rate of 4.6 percent, and a weighted average expected life of 6 years. Using the Black-Scholes option valuation model, the weighted-average estimated fair value of stock options granted during the three months ended March 31, 2007, was $17.98 per share.

We previously determined expected volatility for stock options granted based on, among other factors, historical volatility using monthly price observations. Beginning with stock options granted in 2007, we determine expected volatility based on, among other factors, historical volatility using daily price observations. We believe that daily price observations provide a better estimate of expected fluctuations in our stock price over the expected term of stock options granted.

As of March 31, 2007, there were $31.4 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 2.5 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2005 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2007. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $62.62 per common share.

As of March 31, 2007, there were $31.3 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 2.0 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2005 Stock Incentive Plan. Total restricted stock units granted were 0.3 million for the three months ended March 31, 2007. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $61.47 per share.

As of March 31, 2007, there were $22.1 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.4 years.

 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares for the three months ended March 31, 2007. The weighted-average fair value of the discount on the stock purchased was $9.45 per share.

The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of March 31, 2007, a total of 3.1 million of new shares are available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

8. Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For three months ended
	March 31,
	2007	2006
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$265.3	$293.7
Subtract:
Preferred stock dividends	8.2	8.2
Income from continuing operations available to common stockholders, net of related income taxes	$257.1	$285.5
Weighted-average shares outstanding:
Basic	268.1	279.4
Dilutive effects:
Stock options	2.3	1.9
Restricted stock units	0.5	0.6
Diluted	270.9	281.9
Income from continuing operations per common share:
Basic	$0.96	$1.02
Diluted	$0.95	$1.01

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

The following tables set forth condensed consolidating financial information of Principal Life and Principal Financial Group, Inc. as of March 31, 2007, and December 31, 2006, and for the three months ended March 31, 2007, and 2006.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$40,890.2	$5,028.8	$(819.2)	$45,099.8
Fixed maturities, trading	—	92.3	256.2	—	348.5
Equity securities, available-for-sale	—	372.0	24.8	—	396.8
Equity securities, trading	—	10.3	201.3	—	211.6
Mortgage loans	—	9,899.9	2,258.8	(239.0)	11,919.7
Real estate	—	288.7	561.5	—	850.2
Policy loans	—	848.5	—	—	848.5
Investment in unconsolidated entities	8,532.2	244.0	4,657.2	(13,068.7)	364.7
Other investments	5.2	3,378.5	250.4	(2,493.9)	1,140.2
Cash and cash equivalents	182.5	1,078.3	515.6	(299.9)	1,476.5
Accrued investment income	—	672.3	59.3	(6.0)	725.6
Premiums due and other receivables	—	681.8	143.9	17.8	843.5
Deferred policy acquisition costs	—	2,320.3	157.6	—	2,477.9
Property and equipment	—	395.0	28.2	—	423.2
Goodwill	—	77.2	284.7	—	361.9
Other intangibles	—	37.7	927.4	—	965.1
Separate account assets	—	72,125.1	4,402.5	—	76,527.6
Other assets	6.3	1,225.3	399.1	5.4	1,636.1
Total assets	$8,726.2	$134,637.4	$20,157.3	$(16,903.5)	$146,617.4
Liabilities
Contractholder funds	$—	$37,242.9	$16.8	$(218.7)	$37,041.0
Future policy benefits and claims	—	15,093.5	2,343.9	(3.0)	17,434.4
Other policyholder funds	—	624.4	6.8	—	631.2
Short-term debt	—	—	207.8	(149.0)	58.8
Long-term debt	601.8	143.5	1,350.8	(549.1)	1,547.0
Income taxes currently payable (receivable)	(4.0)	(191.6)	25.3	171.9	1.6
Deferred income taxes	1.5	573.5	298.3	(8.3)	865.0
Separate account liabilities	—	72,125.1	4,402.5	—	76,527.6
Other liabilities	19.9	1,934.9	2,972.9	(523.9)	4,403.8
Total liabilities	619.2	127,546.2	11,625.1	(1,280.1)	138,510.4
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,186.2	5,532.0	7,707.9	(13,239.9)	8,186.2
Retained earnings (deficit)	3,081.2	912.3	(68.3)	(844.0)	3,081.2
Accumulated other comprehensive income	897.7	644.4	892.6	(1,537.0)	897.7
Treasury stock, at cost	(4,062.0)	—	—	—	(4,062.0)
Total stockholders’ equity	8,107.0	7,091.2	8,532.2	(15,623.4)	8,107.0
Total liabilities and stockholders’ equity	$8,726.2	$134,637.4	$20,157.3	$(16,903.5)	$146,617.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$40,330.8	$4,858.5	$(785.8)	$44,403.5
Fixed maturities, trading	—	90.4	233.0	—	323.4
Equity securities, available-for-sale	—	640.7	25.9	—	666.6
Equity securities, trading	—	10.2	170.8	—	181.0
Mortgage loans	—	9,661.6	2,237.7	(235.4)	11,663.9
Real estate	—	308.7	558.3	—	867.0
Policy loans	—	850.7	—	—	850.7
Investment in unconsolidated entities	8,191.4	235.0	4,480.5	(12,608.8)	298.1
Other investments	3.6	3,057.1	235.5	(2,183.6)	1,112.6
Cash and cash equivalents	30.9	1,399.8	261.1	(101.0)	1,590.8
Accrued investment income	—	677.0	51.6	(5.1)	723.5
Premiums due and other receivables	—	857.7	512.8	(118.2)	1,252.3
Deferred policy acquisition costs	—	2,265.9	153.0	—	2,418.9
Property and equipment	—	394.2	28.3	—	422.5
Goodwill	—	77.2	284.7	—	361.9
Other intangibles	—	38.4	942.6	—	981.0
Separate account assets	—	69,451.7	4,327.9	—	73,779.6
Other assets	256.1	1,327.0	382.9	(205.2)	1,760.8
Total assets	$8,482.0	$131,674.1	$19,745.1	$(16,243.1)	$143,658.1
Liabilities
Contractholder funds	$—	$37,001.4	$16.3	$(218.7)	$36,799.0
Future policy benefits and claims	—	15,005.3	2,328.4	(1.1)	17,332.6
Other policyholder funds	—	613.0	6.4	—	619.4
Short-term debt	—	—	199.1	(115.0)	84.1
Long-term debt	601.9	143.9	1,350.1	(542.1)	1,553.8
Income taxes currently payable (receivable)	(1.2)	(270.7)	23.3	252.8	4.2
Deferred income taxes	1.1	629.5	292.1	(5.5)	917.2
Separate account liabilities	—	69,451.7	4,327.9	—	73,779.6
Other liabilities	19.4	2,298.7	3,010.1	(620.8)	4,707.4
Total liabilities	621.2	124,872.8	11,553.7	(1,250.4)	135,797.3
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,141.8	5,515.3	7,688.1	(13,203.4)	8,141.8
Retained earnings (deficit)	2,824.1	670.9	(339.5)	(331.4)	2,824.1
Accumulated other comprehensive income	846.9	612.6	842.8	(1,455.4)	846.9
Treasury stock, at cost	(3,955.9)	—	—	—	(3,955.9)
Total stockholders’ equity	7,860.8	6,801.3	8,191.4	(14,992.7)	7,860.8
Total liabilities and stockholders’ equity	$8,482.0	$131,674.1	$19,745.1	$(16,243.1)	$143,658.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,052.9	$54.8	$—	$1,107.7
Fees and other revenues	—	357.4	324.6	(89.5)	592.5
Net investment income	2.4	803.3	132.9	(15.5)	923.1
Net realized/unrealized capital gains	—	8.0	27.8	1.8	37.6
Total revenues	2.4	2,221.6	540.1	(103.2)	2,660.9
Expenses
Benefits, claims, and settlement expenses	—	1,413.7	88.3	(4.0)	1,498.0
Dividends to policyholders	—	74.0	—	—	74.0
Operating expenses	12.3	515.9	304.2	(77.7)	754.7
Total expenses	12.3	2,003.6	392.5	(81.7)	2,326.7

Income (loss) from continuing operations before income taxes	(9.9)	218.0	147.6	(21.5)	334.2

Income taxes (benefits)	(4.0)	50.1	22.9	(0.1)	68.9
Equity in the net income of subsidiaries	271.2	73.5	146.5	(491.2)	—

Net income	265.3	241.4	271.2	(512.6)	265.3
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$257.1	$241.4	$271.2	$(512.6)	$257.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$967.2	$74.6	$—	$1,041.8
Fees and other revenues	—	323.6	204.9	(68.9)	459.6
Net investment income	0.3	768.9	88.9	(6.2)	851.9
Net realized/unrealized capital gains	—	—	49.3	(0.4)	48.9
Total revenues	0.3	2,059.7	417.7	(75.5)	2,402.2
Expenses
Benefits, claims, and settlement expenses	—	1,249.4	95.6	(3.2)	1,341.8
Dividends to policyholders	—	71.9	—	—	71.9
Operating expenses	2.7	477.7	193.2	(58.4)	615.2
Total expenses	2.7	1,799.0	288.8	(61.6)	2,028.9

Income (loss) from continuing operations before income taxes	(2.4)	260.7	128.9	(13.9)	373.3

Income taxes (benefits)	(0.9)	49.0	31.9	(0.4)	79.6
Equity in the net income of subsidiaries, excluding discontinued operations	295.2	63.3	198.2	(556.7)	—
Income from continuing operations, net of related income taxes	293.7	275.0	295.2	(570.2)	293.7
Income from discontinued operations, net of related income taxes	0.2	0.2	0.2	(0.4)	0.2

Net income	293.9	275.2	295.4	(570.6)	293.9
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$285.7	$275.2	$295.4	$(570.6)	$285.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$—	$884.2	$651.3	$(310.0)	$1,225.5
Investing activities
Available-for-sale securities:
Purchases	—	(2,108.9)	(282.3)	32.7	(2,358.5)
Sales	—	729.2	68.5	—	797.7
Maturities	—	1,211.2	78.2	—	1,289.4
Mortgage loans acquired or originated	—	(575.2)	(130.1)	25.5	(679.8)
Mortgage loans sold or repaid	—	334.8	36.9	(21.9)	349.8
Real estate acquired	—	(11.4)	(5.7)	—	(17.1)
Real estate sold	—	—	0.5	—	0.5
Net purchases of property and equipment	—	(9.6)	(3.8)	—	(13.4)
Dividends received from (contributions to) unconsolidated entities	256.2	(91.0)	6.2	(171.4)	—
Net change in other investments	—	(126.5)	(57.0)	115.9	(67.6)
Net cash provided by (used in) investing activities	256.2	(647.4)	(288.6)	(19.2)	(699.0)
Financing activities
Issuance of common stock	18.0	—	—	—	18.0
Acquisition of treasury stock	(106.1)	—	—	—	(106.1)
Proceeds from financing element derivatives	—	60.7	—	—	60.7
Payments for financing element derivatives	—	(54.6)	—	—	(54.6)
Excess tax benefits from share-based payment arrangements	—	2.8	1.7	—	4.5
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	11.3	(7.1)	4.2
Principal repayments of long-term debt	—	(0.1)	(10.0)	—	(10.1)
Net repayments of short-term borrowings	—	—	9.0	(34.0)	(25.0)
Capital dividends paid to parent	—	(6.2)	(165.2)	171.4	—
Investment contract deposits	—	2,044.4	—	—	2,044.4
Investment contract withdrawals	—	(2,605.3)	—	—	(2,605.3)
Net increase in banking operation deposits	—	—	45.0	—	45.0
Net cash used in financing activities	(104.6)	(558.3)	(108.2)	130.3	(640.8)
Net increase (decrease) in cash and cash equivalents	151.6	(321.5)	254.5	(198.9)	(114.3)

Cash and cash equivalents at beginning of period	30.9	1,399.8	261.1	(101.0)	1,590.8
Cash and cash equivalents at end of period	$182.5	$1,078.3	$515.6	$(299.9)	$1,476.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(0.5)	$415.0	$(112.1)	$227.7	$530.1
Investing activities
Available-for-sale securities:
Purchases	—	(2,046.5)	(348.0)	4.2	(2,390.3)
Sales	—	187.6	185.7	—	373.3
Maturities	—	893.5	53.8	—	947.3
Mortgage loans acquired or originated	—	(556.1)	(63.2)	25.8	(593.5)
Mortgage loans sold or repaid	—	571.6	60.7	(23.3)	609.0
Real estate acquired	—	(9.6)	(3.0)	—	(12.6)
Real estate sold	—	0.1	0.8	—	0.9
Net purchases of property and equipment	—	(9.6)	(2.9)	—	(12.5)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(5.5)	—	(5.5)
Dividends received from (paid to) unconsolidated entities	250.0	(190.5)	425.0	(484.5)	—
Net change in other investments	1.2	(2.6)	89.8	8.4	96.8
Net cash provided by (used in) investing activities	$251.2	$(1,162.1)	$393.2	$(469.4)	$(987.1)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$11.7	$—	$—	$—	$11.7
Acquisition of treasury stock	(163.5)	—	—	—	(163.5)
Proceeds from financing element derivatives	—	40.6	—	—	40.6
Payments for financing element derivatives	—	(38.3)	—	—	(38.3)
Excess tax benefits from share-based payment arrangements	—	0.4	0.2	—	0.6
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	5.6	86.7	(92.1)	0.2
Principal repayments of long-term debt	—	(0.1)	(0.5)	—	(0.6)
Net proceeds (repayments) of short-term borrowings	—	147.6	(227.1)	0.7	(78.8)
Dividends paid to parent	—	(425.0)	(59.5)	484.5	—
Investment contract deposits	—	2,788.4	—	—	2,788.4
Investment contract withdrawals	—	(2,145.7)	—	—	(2,145.7)
Net increase in banking operation deposits	—	—	17.3	—	17.3
Net cash provided by (used in) financing activities	(160.0)	373.5	(182.9)	393.1	423.7
Discontinued operations
Net cash provided by operating activities	—	0.7	—	—	0.7
Net cash used in investing activities	—	(0.5)	—	—	(0.5)
Net cash provided by discontinued operations	—	0.2	—	—	0.2

Net increase (decrease) in cash and cash equivalents	90.7	(373.4)	98.2	151.4	(33.1)

Cash and cash equivalents at beginning of period	21.6	1,261.9	542.3	(184.5)	1,641.3
Cash and cash equivalents at end of period	$112.3	$888.5	$640.5	$(33.1)	$1,608.2
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$2.0	$—	$—	$2.0
At end of period	$—	$2.2	$—	$—	$2.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

On June 30, 2004, our shelf registration statement with the SEC was declared effective. Following our 2006 issuances of debt securities under the shelf registration, we now have the ability to issue up to $1.85 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of Principal Financial Group, Inc. and trust preferred securities of three subsidiary trusts. If we issue additional securities, we intend to use the proceeds from the sale of the securities for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Our wholly owned subsidiary, Principal Financial Services, Inc., unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement.

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and Principal Financial Group, Inc. as of March 31, 2007, and December 31, 2006, and for the three months ended March 31, 2007, and 2006.

Condensed Consolidating Statements of Financial Position
March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$13.0	$45,086.8	$—	$45,099.8
Fixed maturities, trading	—	2.0	346.5	—	348.5
Equity securities, available-for-sale	—	0.6	396.2	—	396.8
Equity securities, trading	—	1.3	210.3	—	211.6
Mortgage loans	—	—	11,919.7	—	11,919.7
Real estate	—	—	850.2	—	850.2
Policy loans	—	—	848.5	—	848.5
Investment in unconsolidated entities	8,532.2	9,094.9	364.7	(17,627.1)	364.7
Other investments	5.2	24.5	1,116.2	(5.7)	1,140.2
Cash and cash equivalents	182.5	435.5	1,758.1	(899.6)	1,476.5
Accrued investment income	—	0.2	725.4	—	725.6
Premiums due and other receivables	—	2.1	841.5	(0.1)	843.5
Deferred policy acquisition costs	—	—	2,477.9	—	2,477.9
Property and equipment	—	—	423.2	—	423.2
Goodwill	—	—	361.9	—	361.9
Other intangibles	—	—	965.1	—	965.1
Separate account assets	—	—	76,527.6	—	76,527.6
Other assets	6.3	9.2	1,623.3	(2.7)	1,636.1
Total assets	$8,726.2	$9,583.3	$146,843.1	$(18,535.2)	$146,617.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)
March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Liabilities
Contractholder funds	$—	$—	$37,041.0	$—	$37,041.0
Future policy benefits and claims	—	—	17,434.4	—	17,434.4
Other policyholder funds	—	—	631.2	—	631.2
Short-term debt	—	—	442.9	(384.1)	58.8
Long-term debt	601.8	464.6	480.6	—	1,547.0
Income taxes currently payable (receivable)	(4.0)	(1.2)	(3.4)	10.2	1.6
Deferred income taxes	1.5	12.3	859.5	(8.3)	865.0
Separate account liabilities	—	—	76,527.6	—	76,527.6
Other liabilities	19.9	575.4	4,334.4	(525.9)	4,403.8
Total liabilities	619.2	1,051.1	137,748.2	(908.1)	138,510.4
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	17.1	(17.1)	3.8
Additional paid-in capital	8,186.2	7,707.9	7,007.1	(14,715.0)	8,186.2
Retained earnings (deficit)	3,081.2	(68.3)	1,177.7	(1,109.4)	3,081.2
Accumulated other comprehensive income	897.7	892.6	895.0	(1,787.6)	897.7
Treasury stock, at cost	(4,062.0)	—	(2.0)	2.0	(4,062.0)
Total stockholders’ equity	8,107.0	8,532.2	9,094.9	(17,627.1)	8,107.0
Total liabilities and stockholders’ equity	$8,726.2	$9,583.3	$146,843.1	$(18,535.2)	$146,617.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$14.1	$44,389.4	$—	$44,403.5
Fixed maturities, trading	—	1.2	322.2	—	323.4
Equity securities, available-for-sale	—	0.9	665.7	—	666.6
Equity securities, trading	—	1.3	179.7	—	181.0
Mortgage loans	—	—	11,663.9	—	11,663.9
Real estate	—	—	867.0	—	867.0
Policy loans	—	—	850.7	—	850.7
Investment in unconsolidated entities	8,191.4	8,701.7	298.1	(16,893.1)	298.1
Other investments	3.6	4.4	1,109.0	(4.4)	1,112.6
Cash and cash equivalents	30.9	129.2	2,031.3	(600.6)	1,590.8
Accrued investment income	—	0.3	723.2	—	723.5
Premiums due and other receivables	—	353.5	898.8	—	1,252.3
Deferred policy acquisition costs	—	—	2,418.9	—	2,418.9
Property and equipment	—	—	422.5	—	422.5
Goodwill	—	—	361.9	—	361.9
Other intangibles	—	—	981.0	—	981.0
Separate account assets	—	—	73,779.6	—	73,779.6
Other assets	256.1	9.2	1,749.3	(253.8)	1,760.8
Total assets	$8,482.0	$9,215.8	$143,712.2	$(17,751.9)	$143,658.1
Liabilities
Contractholder funds	$—	$—	$36,799.0	$—	$36,799.0
Future policy benefits and claims	—	—	17,332.6	—	17,332.6
Other policyholder funds	—	—	619.4	—	619.4
Short-term debt	—	—	435.3	(351.2)	84.1
Long-term debt	601.9	464.5	487.4	—	1,553.8
Income taxes currently payable (receivable)	(1.2)	(2.0)	2.4	5.0	4.2
Deferred income taxes	1.1	12.3	909.7	(5.9)	917.2
Separate account liabilities	—	—	73,779.6	—	73,779.6
Other liabilities	19.4	549.6	4,645.1	(506.7)	4,707.4
Total liabilities	621.2	1,024.4	135,010.5	(858.8)	135,797.3
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	17.1	(17.1)	3.8
Additional paid-in capital	8,141.8	7,688.2	6,918.2	(14,606.4)	8,141.8
Retained earnings (deficit)	2,824.1	(339.5)	924.2	(584.7)	2,824.1
Accumulated other comprehensive income	846.9	842.7	844.2	(1,686.9)	846.9
Treasury stock, at cost	(3,955.9)	—	(2.0)	2.0	(3,955.9)
Total stockholders’ equity	7,860.8	8,191.4	8,701.7	(16,893.1)	7,860.8
Total liabilities and stockholders’ equity	$8,482.0	$9,215.8	$143,712.2	$(17,751.9)	$143,658.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,107.7	$—	$1,107.7
Fees and other revenues	—	—	595.0	(2.5)	592.5
Net investment income (loss)	2.4	(0.6)	921.2	0.1	923.1
Net realized/unrealized capital gains	—	2.2	35.4	—	37.6
Total revenues	2.4	1.6	2,659.3	(2.4)	2,660.9
Expenses
Benefits, claims, and settlement expenses	—	—	1,498.0	—	1,498.0
Dividends to policyholders	—	—	74.0	—	74.0
Operating expenses	12.3	10.1	734.7	(2.4)	754.7
Total expenses	12.3	10.1	2,306.7	(2.4)	2,326.7

Income (loss) from continuing operations before income taxes	(9.9)	(8.5)	352.6	—	334.2

Income taxes (benefits)	(4.0)	(2.2)	75.1	—	68.9
Equity in the net income of subsidiaries	271.2	277.5	—	(548.7)	—
Net income	265.3	271.2	277.5	(548.7)	265.3
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$257.1	$271.2	$277.5	$(548.7)	$257.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,041.8	$—	$1,041.8
Fees and other revenues	—	—	459.6	—	459.6
Net investment income	0.3	2.0	849.6	—	851.9
Net realized/unrealized capital gains (losses)	—	(0.4)	49.3	—	48.9
Total revenues	0.3	1.6	2,400.3	—	2,402.2
Expenses
Benefits, claims, and settlement expenses	—	—	1,341.8	—	1,341.8
Dividends to policyholders	—	—	71.9	—	71.9
Operating expenses	2.7	11.8	600.7	—	615.2
Total expenses	2.7	11.8	2,014.4	—	2,028.9

Income (loss) from continuing operations before income taxes	(2.4)	(10.2)	385.9	—	373.3

Income taxes (benefits)	(0.9)	(3.5)	84.0	—	79.6
Equity in the net income of subsidiaries, excluding discontinued operations	295.2	301.9	—	(597.1)	—
Income from continuing operations, net of related income taxes	293.7	295.2	301.9	(597.1)	293.7
Income from discontinued operations, net of related income taxes	0.2	0.2	0.2	(0.4)	0.2

Net income	293.9	295.4	302.1	(597.5)	293.9
Preferred stock dividends	8.2	—	—	—	8.2
Net income available to common stockholders	$285.7	$295.4	$302.1	$(597.5)	$285.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$—	$615.7	$865.1	$(255.3)	$1,225.5
Investing activities
Available-for-sale securities:
Purchases	—	—	(2,358.5)	—	(2,358.5)
Sales	—	1.3	796.4	—	797.7
Maturities	—	—	1,289.4	—	1,289.4
Mortgage loans acquired or originated	—	—	(679.8)	—	(679.8)
Mortgage loans sold or repaid	—	—	349.8	—	349.8
Real estate acquired	—	—	(17.1)	—	(17.1)
Real estate sold	—	—	0.5	—	0.5
Net purchases of property and equipment	—	—	(13.4)	—	(13.4)
Dividends received from (paid to) unconsolidated entities	256.2	(49.7)	—	(206.5)	—
Net change in other investments	—	(4.8)	(52.0)	(10.8)	(67.6)
Net cash provided by (used in) investing activities	256.2	(53.2)	(684.7)	(217.3)	(699.0)
Financing activities
Issuance of common stock	18.0	—	—	—	18.0
Acquisition of treasury stock	(106.1)	—	—	—	(106.1)
Proceeds from financing element derivatives	—	—	60.7	—	60.7
Payments for financing element derivatives	—	—	(54.6)	—	(54.6)
Excess tax benefits from share-based payment arrangements	—	—	4.5	—	4.5
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	4.2	—	4.2
Principal repayments of long-term debt	—	—	(10.1)	—	(10.1)
Net proceeds of short-term borrowings	—	—	7.9	(32.9)	(25.0)
Dividends received from (paid to) parent	—	(256.2)	49.7	206.5	—
Investment contract deposits	—	—	2,044.4	—	2,044.4
Investment contract withdrawals	—	—	(2,605.3)	—	(2,605.3)
Net increase in banking operation deposits	—	—	45.0	—	45.0
Net cash used in financing activities	(104.6)	(256.2)	(453.6)	173.6	(640.8)

Net increase (decrease) in cash and cash equivalents	151.6	306.3	(273.2)	(299.0)	(114.3)

Cash and cash equivalents at beginning of period	30.9	129.2	2,031.3	(600.6)	1,590.8
Cash and cash equivalents at end of period	$182.5	$435.5	$1,758.1	$(899.6)	$1,476.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
March 31, 2007
(Unaudited)

9. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(0.5)	$(39.5)	$519.3	$50.8	$530.1
Investing activities
Available-for-sale securities:
Purchases	—	129.0	(2,519.3)	—	(2,390.3)
Sales	—	1.2	372.1	—	373.3
Maturities	—	—	947.3	—	947.3
Mortgage loans acquired or originated	—	—	(593.5)	—	(593.5)
Mortgage loans sold or repaid	—	—	609.0	—	609.0
Real estate acquired	—	—	(12.6)	—	(12.6)
Real estate sold	—	—	0.9	—	0.9
Net purchases of property and equipment	—	—	(12.5)	—	(12.5)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(5.5)	—	(5.5)
Dividends received from unconsolidated entities	250.0	439.0	—	(689.0)	—
Net change in other investments	1.2	14.2	95.7	(14.3)	96.8
Net cash provided by (used in) investing activities	251.2	583.4	(1,118.4)	(703.3)	(987.1)
Financing activities
Issuance of common stock	11.7	—	—	—	11.7
Acquisition of treasury stock	(163.5)	—	—	—	(163.5)
Proceeds from financing element derivatives	—	—	40.6	—	40.6
Payments for financing element derivatives	—	—	(38.3)	—	(38.3)
Excess tax benefits from share-based payment arrangements	—	—	0.6	—	0.6
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	0.2	—	0.2
Principal repayments of long-term debt	—	—	(0.6)	—	(0.6)
Net repayments of short-term borrowings	—	(200.0)	(15.8)	137.0	(78.8)
Dividends paid to parent	—	(250.0)	(439.0)	689.0	—
Investment contract deposits	—	—	2,788.4	—	2,788.4
Investment contract withdrawals	—	—	(2,145.7)	—	(2,145.7)
Net increase in banking operation deposits	—	—	17.3	—	17.3
Net cash provided by (used in) financing activities	(160.0)	(450.0)	207.7	826.0	423.7
Discontinued operations
Net cash provided by operating activities	—	—	0.7	—	0.7
Net cash used in investing activities	—	—	(0.5)	—	(0.5)
Net cash provided by discontinued operations	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	90.7	93.9	(391.2)	173.5	(33.1)

Cash and cash equivalents at beginning of period	21.6	701.3	1,822.4	(904.0)	1,641.3
Cash and cash equivalents at end of period	$112.3	$795.2	$1,431.2	$(730.5)	$1,608.2
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$—	$2.0	$—	$2.0
At end of period	$—	$—	$2.2	$—	$2.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2007, compared with December 31, 2006, and our consolidated results of operations for the three months ended March 31, 2007 and 2006, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2006, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and affect our sales, profitability and the investment returns credited to our customers; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in any of our ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, and impact existing liabilities, any of which could adversely affect our profitability and financial condition; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (10) the pattern of amortizing our DPAC on our SFAS No. 97 Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments products may change, impacting both the level of the asset and the timing of our operating earnings; (11) we may need to fund deficiencies in our Closed Block assets; (12) a pandemic, terrorist attack, or other catastrophic event could adversely affect our earnings; (13) our reinsurers could default on their obligations or increase their rates, which could adversely impact our earnings and profitability; (14) we may encounter difficulty integrating WM Advisors, Inc. and may incur substantial costs in connection with the integration; (15) changes in laws, regulations or accounting standards may reduce our profitability; (16) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (17) fluctuations in foreign currency exchange rates could reduce our profitability; and (18) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.

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

•                  Life and Health Insurance, which provides individual life insurance, group health insurance as well as specialty benefits in the U.S. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance. Our health insurance products include group medical insurance and fee-for-service claims administration and wellness services. Our specialty benefits products include group dental and vision insurance, individual and group disability insurance, and group life insurance.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following businesses, among others, during 2007 and 2006:

WM Advisors, Inc. On July 25, 2006, we announced a definitive agreement to acquire WM Advisors, Inc. and its subsidiaries from Washington Mutual, Inc.  As of December 31, 2006, WM Advisors, Inc. had approximately $28.0 billion in assets under management and provided investment advisory services to mutual funds, variable trust funds and asset allocation portfolios to approximately 800,000 shareholder accounts nationwide. We closed the transaction on December 31, 2006, for a total cost of $741.1 million in cash, subject to closing adjustments. The operations of WM Advisors, Inc. are reported and consolidated in our U.S. Asset Management and Accumulation segment.

Principal Global Services Private Limited. In December 2005, we formed Principal Global Services Private Limited (“PGS”), which began operations in Pune, India as of August 2006. PGS employees perform services for our U.S. operations including claims data entry, 401(k) processing, IT coding/application development, and IT quality assurance. PGS start up costs were reported in our Corporate and Other segment through 2006. Beginning in 2007, expenses are allocated to the segments for which services are performed.

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

Dispositions

We entered into disposition agreements or disposed of the following business, among others, during 2007 and 2006:

Principal Dental Services, Inc.  Effective July 1, 2006, we sold five dental offices which were substantially all of the assets of Dental Net Group, one component of Principal Dental Services, Inc. The realized gain was reported in our Life and Health segment.

Real Estate Investments.  In 2006, we sold a certain real estate property previously held for investment purposes. This property qualified for discontinued operations treatment. Therefore, the results of operations have been removed from our results of continuing operations for all periods presented. We have separately disclosed the operating, investing and financing portions of the cash flows attributable to our discontinued operations in our consolidated statements of cash flows.

Selected financial information for the discontinued operations is as follows:

	For the three months ended March 31,
	2007	2006
	(in millions)

Total revenues	$—	$0.3

Income from discontinued operations:
Income before income taxes	$—	$0.3
Income taxes	—	0.1
Net income	$—	$0.2

Other

Principal Reinsurance Company of Vermont.  In November 2006, Principal Life established a wholly owned reinsurance subsidiary, Principal Reinsurance Company of Vermont (“PVT”), which reinsures a portion of our universal life secondary or no-lapse guarantee provisions through an intercompany reinsurance agreement with Principal Life. The transaction, which was accompanied with a third party letter of credit issued to PVT and guaranteed by Principal Financial Group, Inc. (“PFG”), reduced our statutory capital requirements and allowed us to redeploy capital for other general corporate purposes.

Senior Note Issuance.  During the fourth quarter 2006, we issued $600.0 million of senior notes from our shelf registration, which was filed with the SEC in December 2003. The notes will bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

SBB Mutual Berhad and SBB Asset Management Sdn Bhd.  On October 30, 2006, our joint venture company in Malaysia, CIMB-Principal, announced its intention to purchase the mutual fund and asset management companies of the former Southern Bank Bhd (“SBB”), SBB Mutual Berhad and SBB Asset Management Sdn Bhd. On February 5, 2007, we invested an additional RM$192.4 million Malaysian ringgits (“RM$”) (approximately U.S. $55.1 million) to retain our 40% ownership interest in the larger CIMB-Principal.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted by $0.1 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Stock-Based Compensation Plans

Under the terms of our Stock-Based Compensation Plans, we currently grant nonqualified stock options, restricted stock units, and performance shares. Additionally, we have an employee stock purchase plan.

The compensation cost that was charged against income for the Stock-Based Compensation Plans was $22.4 million and $11.6 million, and the related income tax benefit recognized in the income statement was $7.2 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively. For awards with graded vesting, we use an accelerated expense attribution method. The total compensation cost capitalized as part of the cost of an asset was $1.2 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.

The total compensation cost related to nonvested awards not yet recognized is $84.8 million. This compensation cost is expected to be recognized over a weighted average period of approximately 2.3 years.

Pension and 401(k) Benefit Expense

The 2007 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $24.0 million pre-tax, which is a $10.6 million decrease from the 2006 pre-tax pension expense of $34.6 million. This decrease is due to the increase in discount rate and asset performance in excess of our 8.25% assumption. Approximately $6.0 million of pre-tax pension expense was reflected in the determination of net income for the three months ended March 31, 2007.  In addition, approximately $6.0 million of pre-tax pension expense will be reflected in each of the following three quarters for 2007. The discount rate used to develop the 2007 expense was raised to 6.15%, up from the 5.75% discount rate used to develop the 2006 expense. The long-term asset assumption remained at 8.25%.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
	2007	2006
	(in millions)
Revenues:
Premiums and other considerations	$1,107.7	$1,041.8
Fees and other revenues	592.5	459.6
Net investment income	923.1	851.9
Net realized/unrealized capital gains	37.6	48.9
Total revenues	2,660.9	2,402.2
Expenses:
Benefits, claims and settlement expenses	1,498.0	1,341.8
Dividends to policyholders	74.0	71.9
Operating expenses	754.7	615.2
Total expenses	2,326.7	2,028.9
Income from continuing operations before income taxes	334.2	373.3
Income taxes	68.9	79.6
Income from continuing operations, net of related income taxes	265.3	293.7
Income from discontinued operations, net of related income taxes	—	0.2
Net income	265.3	293.9
Preferred stock dividends	8.2	8.2
Net income available to common stockholders	$257.1	$285.7

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Premiums and other considerations increased $65.9 million, or 6%, to $1,107.7 million for the three months ended March 31, 2007, from $1,041.8 million for the three months ended March 31, 2006. The increase was primarily due to a $50.1 million increase from the Life and Health Insurance segment, primarily related to steady sales and retention in our specialty benefits business. The increase also reflected a $36.4 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in sales of payout annuities with life contingencies from our full-service payout business.  Partially offsetting these increases was a $20.8 million decrease from the International Asset Management and Accumulation segment, primarily due to decreased sales of single premium annuities with life contingencies.

Fees and other revenues increased $132.9 million, or 29%, to $592.5 million for the three months ended March 31, 2007, from $459.6 million for the three months ended March 31, 2006. The increase was primarily due to a $127.6 million increase from the U.S. Asset Management and Accumulation segment primarily related to higher management and distribution fees stemming from an increase in average assets under management resulting from our December 31, 2006, acquisition of WM Advisors, Inc.

Net investment income increased $71.2 million, or 8%, to $923.1 million for the three months ended March 31, 2007, from $851.9 million for the three months ended March 31, 2006. The increase was primarily related to a $3,111.1 million, or 5%, increase in average invested assets and cash and an increase in the average annualized yield on invested assets and cash. The yield on average invested assets and cash was 5.9% for the three months ended March 31, 2007, and 5.8% for the three months ended March 31, 2006.

Net realized/unrealized capital gains decreased $11.3 million, or 23%, to $37.6 million for the three months ended March 31, 2007, from $48.9 million for the three months ended March 31, 2006. We recognized gains on sales of an equity method investment in both 2007 and 2006.  Lower gains in 2007 compared to 2006 resulted in the decrease in net realized/unrealized capital gains, offset in part by gains versus losses on the mark to market of derivative activities.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended March 31, 2007.

	For the three months ended March 31, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(4.9)	$3.9	$11.3	$10.3
Fixed maturity securities, trading	—	1.2	—	1.2
Equity securities(2)	1.0	3.4	—	4.4
Mortgage loans on real estate(3)	(1.4)	—	—	(1.4)
Derivatives	—	—	(17.9)	(17.9)
Other(4)	—	28.9	12.1	41.0
Total	$(5.3)	$37.4	$5.5	$37.6

(1)                                  Impairments include $1.8 million of credit impairment write-downs.  Credit losses include $3.6 million in realized losses and $0.4 million in realized gains related to credit triggered sales. Other gains (losses) include $3.6 million in net gains as the result of prepayment activity and gross realized gains of $0.3 million.

(2)                                  Impairments include $1.0 million in realized recoveries on sale of previously impaired assets. Other gains (losses) include $3.4 million in mark to market of net realized/unrealized gains on trading equity securities.

(3)                                  Impairments include a $1.4 million increase in the commercial mortgage valuation allowance.

(4)                                  Other gains (losses) include a $24.6 million realized gain on the sale of stock of an equity method investment and $3.2 million in mark to market of net realized/unrealized gains on certain seed money investments.

Benefits, claims and settlement expenses increased $156.2 million, or 12%, to $1,498.0 million for the three months ended March 31, 2007, from $1,341.8 million for the three months ended March 31, 2006.  The increase was due to an $85.9 million increase from the Life and Health Insurance segment, primarily due to growth in our specialty benefits business and higher loss ratios in our health insurance business largely attributable to unfavorable prior year claim development. The increase also reflected a $79.2 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in reserves resulting from sales of payout annuities with life contingencies and an increase in cost of interest credited in our investment only and individual annuity businesses.

Dividends to policyholders increased $2.1 million, or 3%, to $74.0 million for the three months ended March 31, 2007, from $71.9 million for the three months ended March 31, 2006. The increase was due to a $1.2 million increase from the Life and Health segment due to a change in the estimated dividend liability which lowered dividends for the three months ended March 31, 2006 and an increase in the 2007 dividend scale. The increase was also due to a $0.9 million increase from the U.S. Asset Management and Accumulation segment primarily due to an increase in dividends for our participating pension full-service accumulation products.

Operating expenses increased $139.5 million, or 23%, to $754.7 million for the three months ended March 31, 2007, from $615.2 million for the three months ended March 31, 2006. The increase reflected a $111.1 million increase from the U.S. Asset Management and Accumulation segment, primarily due to our December 31, 2006, acquisition of WM Advisors, Inc. and an increase in staff and infrastructure needed to support the growth within Principal Global Investors.  In addition, Corporate and Other operating expenses increased $20.1 million primarily due to a prior year decrease in interest expense related to a favorable court ruling on a contested IRS issue for 1991 and later years, as well as a current year increase in interest expense due to the issuance of corporate debt in the fourth quarter of 2006.

Income taxes decreased $10.7 million, or 13%, to $68.9 million for the three months ended March 31, 2007, from $79.6 million for the three months ended March 31, 2006. The effective income tax rate was 21% for the three months ended March 31, 2007 and 2006. The effective income tax rate for the three months ended March 31, 2007, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax credits received on our investment in a synthetic fuel production facility, and interest exclusion from taxable income. The effective income tax rate for the three months ended March 31, 2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, a favorable court ruling on a contested IRS issue for 1991 and later years, and interest exclusion from taxable income.

As a result of the foregoing factors and the inclusion of income from discontinued operations for 2006, net of related income taxes, net income decreased $28.6 million, or 10%, to $265.3 million for the three months ended March 31, 2007, from $293.9 million for the three months ended March 31, 2006. The income from discontinued operations for the three months ended March 31, 2006, was related to operating revenues of a real estate property that qualified for discontinued operations treatment.

Net income available to common stockholders decreased $28.6 million, or 10%, to $257.1 million for the three months ended March 31, 2007, from $285.7 million for the three months ended March 31, 2006.

Results of Operations by Segment

We use segment operating earnings for goal setting, determining employee compensation, and evaluating performance on a basis comparable to that used by securities analysts. Segment operating earnings are determined by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments we believe are not indicative of overall operating trends. Note that other after-tax adjustments have occurred in the past and could recur in future reporting periods. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

The following table presents segment information as of or for the periods indicated:

	For the three months ended March 31,
	2007	2006
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$1,281.7	$1,060.6
International Asset Management and Accumulation	141.3	143.4
Life and Health Insurance	1,212.4	1,159.6
Corporate and Other(1)	(11.7)	(9.7)
Total segment operating revenues	2,623.7	2,353.9
Add:
Net realized/unrealized capital gains, including recognition of front-end fee revenues and certain market value adjustments to fee revenues(2)	37.2	48.6
Subtract:
Operating revenues from a discontinued real estate investment	—	0.3
Total revenue per consolidated statements of operations	$2,660.9	$2,402.2

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$178.4	$157.8
International Asset Management and Accumulation	19.3	17.6
Life and Health Insurance	45.5	70.4
Corporate and Other	(6.4)	(5.6)
Total segment operating earnings, net of related income taxes	236.8	240.2
Net realized/unrealized capital gains, as adjusted(2)	20.3	24.9
Other after-tax adjustments(3)	—	20.6
Net income available to common stockholders per consolidated statements of operations	$257.1	$285.7

	March 31, 2007	December 31, 2006
	(in millions)
Assets by segment:
U.S. Asset Management and Accumulation(4)	$121,240.3	$117,950.0
International Asset Management and Accumulation	8,292.4	8,101.0
Life and Health Insurance	14,496.3	14,364.5
Corporate and Other(5)	2,588.4	3,242.6
Total consolidated assets	$146,617.4	$143,658.1

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

	For the three months ended March 31,
	2007	2006

Net realized/unrealized capital gains	$37.6	$48.9
Certain market value adjustments to fee revenues	(0.8)	(0.9)
Recognition of front-end fee revenues	0.4	0.6
Net realized/unrealized capital gains, including recognition of front-end fee revenues and certain market value adjustments to fee revenues	37.2	48.6
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains	(0.7)	(0.6)
Capital gains distributed	(2.0)	(3.6)
Minority interest capital gains	(1.3)	(3.6)
Net realized/unrealized capital gains, including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs and sales inducement costs, capital gains distributed, and minority interest capital gains	33.2	40.8
Income tax effect	(12.9)	(15.9)
Net realized/unrealized capital gains, as adjusted	$20.3	$24.9

(3)             For the three months ended March 31, 2006, other after-tax adjustments of $20.6 million included the positive effect of a favorable court ruling on a contested IRS issue for 1991 and later years.

(4)             U.S. Asset Management and Accumulation separate account assets include shares of our stock allocated to a separate account, a result of our demutualization. The value of the separate account was $743.4 million and $768.4 million at March 31, 2007, and December 31, 2006, respectively. Changes in the fair value of the separate account are reflected in both separate account assets and separate account liabilities.

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

U.S. Asset Management and Accumulation Segment

U.S. Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

	For the three months ended March 31,
	2007	2006
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$135.2	$98.8
Fees and other revenues	461.4	333.7
Net investment income	685.1	628.1
Total operating revenues	1,281.7	1,060.6
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	631.6	551.5
Operating expenses	422.5	309.3
Total expenses	1,054.1	860.8
Operating earnings before income taxes	227.6	199.8
Income taxes	49.2	42.0
Operating earnings	178.4	157.8
Net realized/unrealized capital losses, as adjusted	(1.4)	(3.3)

U.S. GAAP Reported:
Net income available to common stockholders	$177.0	$154.5

(1)             Excludes net realized/unrealized capital losses and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Premiums and other considerations increased $36.4 million, or 37%, to $135.2 million for the three months ended March 31, 2007, from $98.8 million for the three months ended March 31, 2006. The increase primarily resulted from a $38.1 million increase in full-service payout sales of annuities with life contingencies, which are typically used to fund defined benefit plan terminations. The premium income received from these contracts fluctuates due to the variability in the number and size of pension plan terminations, the interest rate environment and the ability to attract new sales.

Fees and other revenues increased $127.7 million, or 38%, to $461.4 million for the three months ended March 31, 2007, from $333.7 million for the three months ended March 31, 2006. The increase primarily resulted from an $86.8 million increase in mutual fund fees and other revenue due to higher management and distribution fees stemming from an increase in average assets under management resulting from our December 31, 2006, acquisition of WM Advisors, Inc. Full-service accumulation fees and other revenues increased $26.2 million primarily due to an increase in account values stemming from continued strong net cash flow and strong performance in the equity markets.

Net investment income increased $57.0 million, or 9%, to $685.1 million for the three months ended March 31, 2007, from $628.1 million for the three months ended March 31, 2006. The increase reflects a $2,803.2 million, or 6%, increase in average invested assets and cash for the segment and an increase in the average annualized yield on invested assets and cash, which was 5.9% for the three months ended March 31, 2007 and 5.7% for the three months ended March 31, 2006.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $80.1 million, or 15%, to $631.6 million for the three months ended March 31, 2007, from $551.5 million for the three months ended March 31, 2006. The increase primarily resulted from a $38.2 million increase in our full-service payout benefits, claims and settlement expenses due to increased sales of payout annuities with life contingencies, which are typically used to fund defined benefit plan terminations. In addition, investment only benefits, claims and settlement expenses increased $20.5 million due to an increase in cost of interest credited on this block of business resulting from an increase in account values. Furthermore, our individual annuity business had benefits, claims and settlement expenses increase $15.3 million, primarily due to increased cost of interest credited and benefit payments, relating to the normal growth in the block of business.

Operating expenses increased $113.2 million, or 37%, to $422.5 million for the three months ended March 31, 2007, from $309.3 million for the three months ended March 31, 2006. The increase primarily resulted from a $67.4 million increase in mutual fund operating expenses due to our December 31, 2006, acquisition of WM Advisors, Inc. In addition, Principal Global Investors operating expenses increased $24.2 million primarily due to higher costs associated with an increase in staff and infrastructure needed to support the growth in the business and the acquisition of Edge Asset Management, which is the investment advisor portion of our WM Advisors, Inc. acquisition. Furthermore, full-service accumulation operating expenses increased $12.4 million primarily due to an increase in staff related costs.

Income taxes increased $7.2 million, or 17%, to $49.2 million for the three months ended March 31, 2007, from $42.0 million for the three months ended March 31, 2006. The effective income tax rates for this segment were 22% and 21% for the three months ended March 31, 2007 and 2006, respectively. The effective income tax rates for the three months ended March 31, 2007 and 2006, were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $20.6 million, or 13%, to $178.4 million for the three months ended March 31, 2007, from $157.8 million for the three months ended March 31, 2006.

Net realized/unrealized capital losses, as adjusted, decreased $1.9 million, or 58%, to $1.4 million for the three months ended March 31, 2007, from $3.3 million for the three months ended March 31, 2006. The decrease is due to fewer other than temporary declines in the value of certain fixed maturity securities.

As a result of the foregoing factors, net income available to common stockholders increased $22.5 million, or 15%, to $177.0 million for the three months ended March 31, 2007, from $154.5 million for the three months ended March 31, 2006.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended March 31,
	2007	2006
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$48.2	$69.0
Fees and other revenues	31.0	28.2
Net investment income	62.1	46.2
Total operating revenues	141.3	143.4
Expenses:
Benefits, claims and settlement expenses	85.6	93.0
Operating expenses	34.8	30.5
Total expenses	120.4	123.5
Operating earnings before income taxes	20.9	19.9
Income taxes	1.6	2.3
Operating earnings	19.3	17.6
Net realized/unrealized capital gains, as adjusted	1.3	0.9

U.S. GAAP Reported:
Net income available to common stockholders	$20.6	$18.5

(1)             Excludes net realized/unrealized capital gains.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Premiums and other considerations decreased $20.8 million, or 30%, to $48.2 million for the three months ended March 31, 2007, from $69.0 million for the three months ended March 31, 2006.  The decrease primarily resulted from a $19.5 million decrease in Chile and Mexico due to decreased sales of single premium annuities with life contingencies.

Fees and other revenues increased $2.8 million, or 10%, to $31.0 million for the three months ended March 31, 2007, from $28.2 million for the three months ended March 31, 2006.  Fees and other revenues in Hong Kong increased $1.4 million due to growth in assets under management.  Fees and other revenues in Chile increased $1.2 million due to higher investment management fees from growth in assets under management and increased universal life fees received.

Net investment income increased $15.9 million, or 34%, to $62.1 million for the three months ended March 31, 2007, from $46.2 million for the three months ended March 31, 2006. The increase was primarily due to an increase in the annualized yield on average invested assets and cash, excluding our equity method investments, which was 6.2% for the three months ended March 31, 2007, compared to 5.0% for the three months ended March 31, 2006.  In addition, the increase was related to a $286.0 million, or 10%, increase in average invested assets and cash, excluding our equity method investments and higher earnings from our equity method investments.

Benefits, claims and settlement expenses decreased $7.4 million, or 8%, to $85.6 million for the three months ended March 31, 2007, from $93.0 million for the three months ended March 31, 2006. A decrease in benefits, claims and settlement expenses of $5.1 million in Chile and Mexico was a result of decreased sales of single premium annuities with life contingencies partially offset by higher interest credited to customers.  Also, contributing to the decline was a $2.4 million decrease resulting from the weakening of the Chilean and Mexican peso versus the U.S. dollar.

Operating expenses increased $4.3 million, or 14%, to $34.8 million for the three months ended March 31, 2007, from $30.5 million for the three months ended March 31, 2006. Hong Kong operating expenses increased $1.2 million primarily due to increases in staff related costs, investment management fees paid, and advertising expenses in 2007.  Chile operating expenses increased $0.7 million primarily due to unlocking that reduced DPAC amortization in 2006 with no corresponding unlocking adjustment in 2007.  India operating expenses increased $0.5 million as lower commission expenses were more than offset by an increase in compensation and occupancy costs and higher interest expense on debt.

Income taxes decreased $0.7 million, or 30%, to $1.6 million for the three months ended March 31, 2007, from $2.3 million for the three months ended March 31, 2006. The reduction in income taxes was primarily due to higher pre-tax operating losses at International headquarters.  Partially offsetting the reduction in income taxes is an increase of income taxes in Mexico due to higher pre-tax operating earnings in 2007.

As a result of the foregoing factors, operating earnings increased $1.7 million, or 10%, to $19.3 million for the three months ended March 31, 2007, from $17.6 million for the three months ended March 31, 2006.

Net realized/unrealized capital gains, as adjusted, increased $0.4 million, or 44%, to $1.3 million for the three months ended March 31, 2007 from $0.9 million for the three months ended March 31, 2006. The net realized/unrealized capital gains increase was primarily related to an increase in Chile due to higher mark-to-market gains on trading securities in 2007 partially offset by lower mark-to-market gains on derivatives that are held to more effectively match the invested asset portfolio to our policyholder liability risks.

As a result of the foregoing factors, net income available to common stockholders increased $2.1 million, or 11%, to $20.6 million for the three months ended March 31, 2007, from $18.5 million for the three months ended March 31, 2006.

Life and Health Insurance Segment

Life and Health Insurance Segment Summary Financial Data

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended March 31,
	2007	2006
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Premiums and other considerations	$923.0	$872.9
Fees and other revenues	118.7	113.3
Net investment income	170.7	173.4
Total operating revenues	1,212.4	1,159.6
Expenses:
Benefits, claims and settlement expenses	784.2	698.3
Dividends to policyholders	73.1	71.9
Operating expenses	287.5	283.4
Total expenses	1,144.8	1,053.6
Operating earnings before income taxes	67.6	106.0
Income taxes	22.1	35.6
Operating earnings	45.5	70.4
Net realized/unrealized capital gains, as adjusted	0.7	0.2

U.S. GAAP Reported:
Net income available to common stockholders	$46.2	$70.6

(1)             Excludes net realized/unrealized capital gains.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Premiums and other considerations increased $50.1 million, or 6%, to $923.0 million for the three months ended March 31, 2007, from $872.9 million for the three months ended March 31, 2006. Specialty benefits insurance premiums increased $41.3 million, primarily due to steady sales and retention.

Fees and other revenues increased $5.4 million, or 5%, to $118.7 million for the three months ended March 31, 2007, from $113.3 million for the three months ended March 31, 2006. Fee revenues from our individual life insurance business increased $11.1 million primarily due to growth in our fee-based universal and variable universal life insurance business.  Partially offsetting this increase was a $4.2 million decrease in fee revenues from our health insurance business, primarily due to a decrease in fee-for-service medical members.  In addition, fee revenues from our specialty benefits business decreased $1.5 million due to the sale of our dental offices in June 2006.

Net investment income decreased $2.7 million, or 2%, to $170.7 million for the three months ended March 31, 2007, from $173.4 million for the three months ended March 31, 2006. The decrease primarily relates to a slight decrease in the average annualized yield on invested assets and cash and a $50.3 million decrease in average invested assets and cash for the segment. The average annualized yield on invested assets and cash was 6.3% for the three months ended March 31, 2007 and 2006.  The decrease in average invested assets and cash was due to a reduction in statutory capital requirements during the second half of 2006.

Benefits, claims and settlement expenses increased $85.9 million, or 12%, to $784.2 million for the three months ended March 31, 2007, from $698.3 million for the three months ended March 31, 2006. Specialty benefits insurance benefits, claims and settlement expenses increased $36.9 million, due to a combination of growth in the business and increased loss ratios.  Health insurance benefits, claims and settlement expenses increased $35.8 million primarily due to higher loss ratios largely attributable to unfavorable prior year claim development and to a lesser extent, due to an increase in current year claims which are trending with premium increases.  Much of the unfavorable prior year claim development resulted from high deductible health plans, which had higher claims incurred late in 2006 but not reported until 2007.

Dividends to policyholders increased $1.2 million, or 2%, to $73.1 million for the three months ended March 31, 2007, from $71.9 million for the three months ended March 31, 2006. The increase is primarily related to a change in the estimated dividend liability which lowered dividends for the three months ended March 31, 2006 and an increase in the 2007 dividend scale.

Operating expenses increased $4.1 million, or 1%,  to $287.5 million for the three months ended March 31, 2007, from $283.4 million for the three months ended March 31, 2006. Specialty benefits insurance operating expenses increased $5.4 million due to growth in the business. Individual life insurance operating expenses increased $3.5 million, primarily due to higher non-deferred sales-related expenses. Partially offsetting the increases was a $4.8 million decrease in health insurance operating expenses primarily due to managing expenses to align with decreases in both fee-for-service and medical members, as well as lower premium taxes related to a lower effective premium tax rate.

Income taxes decreased $13.5 million, or 38%, to $22.1 million for the three months ended March 31, 2007, from $35.6 million for the three months ended March 31, 2006. The effective income tax rate for the segment was 33% for the three months ended March 31, 2007 and 34% for the three months ended March 31, 2006. The effective income tax rates for the three months ended March 31, 2007 and 2006, were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

As a result of the foregoing factors, operating earnings decreased $24.9 million, or 35%, to $45.5 million for the three months ended March 31, 2007, from $70.4 million for the three months ended March 31, 2006.

Net realized/unrealized capital gains, as adjusted, increased $0.5 million to $0.7 million for the three months ended March 31, 2007, from $0.2 million for the three months ended March 31, 2006. The increase was primarily due to gains versus losses on the mark to market derivative activities offset by fewer gains on the sale and call activity of fixed maturity securities.

As a result of the foregoing factors, net income available to common stockholders decreased $24.4 million, or 35%, to $46.2 million for the three months ended March 31, 2007, from $70.6 million for the three months ended March 31, 2006.

Corporate and Other Segment

Corporate and Other Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended March 31,
	2007	2006
	(in millions)
Operating Earnings Data:
Operating revenues(1):
Total operating revenues	$(11.7)	$(9.7)
Expenses:
Total expenses	3.4	(4.7)
Operating loss before income taxes	(15.1)	(5.0)
Income tax benefits	(16.9)	(7.6)
Preferred stock dividends	8.2	8.2
Operating loss	(6.4)	(5.6)
Net realized/unrealized capital gains, as adjusted	19.7	27.1
Other after-tax adjustments	—	20.6

U.S. GAAP Reported:
Net income available to common stockholders	$13.3	$42.1

(1)             Excludes net realized/unrealized capital gains.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total operating revenues decreased $2.0 million, or 21%, to negative $11.7 million for the three months ended March 31, 2007, from negative $9.7 million for the three months ended March 31, 2006. Net investment income decreased $1.1 million primarily due to a decrease in average invested assets for the segment as well as an increase in investment expenses related to a significant variable interest in a synthetic fuel production facility.  The increase in investment expense from the synthetic fuel investment largely corresponds to a decrease in income taxes due to increased estimated synthetic fuel tax credits generated from fuel production.  The overall decrease in net investment income was partially offset by an increase in average annualized investment yields for the segment.

Total expenses increased $8.1 million to $3.4 million for the three months ended March 31, 2007, from a negative $4.7 million for the three months ended March 31, 2006. The increase in total expenses was primarily the result of a $9.0 million increase in interest expense related to the issuance of corporate debt in the fourth quarter of 2006.

Income tax benefits increased $9.3 million to $16.9 million for the three months ended March 31, 2007, from $7.6 million for the three months ended March 31, 2006.  The increase was primarily due to an increase in estimated synthetic fuel tax credits as well as an increase in operating loss before income taxes and preferred stock dividends.

As a result of the foregoing factors, operating loss increased $0.8 million, or 14%, to $6.4 million for the three months ended March 31, 2007, from $5.6 million for the three months ended March 31, 2006.

Net realized/unrealized capital gains, as adjusted, decreased $7.4 million, or 27%, to $19.7 million for the three months ended March 31, 2007, from $27.1 million for the three months ended March 31, 2006. The decrease in net realized/unrealized capital gains was primarily due to a prior year gain on sale of stock of an equity method investment offset in part by a smaller sale in the current year.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net income available to common stockholders decreased $28.8 million, or 68%, to $13.3 million for the three months ended March 31, 2007, from $42.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2006, net income included the positive effect of other after-tax adjustments totaling $20.6 million related to a favorable court ruling on a contested IRS issue for 1991 and later years.

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

Shelf Registration

Registration Statement. Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and retirement of existing debt and equity. In December 2003, we filed a shelf registration statement with the SEC, which became effective on June 30, 2004. The shelf registration provides us the ability to issue on a cumulative basis up to $3.0 billion worth of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts. If we issue additional securities, we intend to use the proceeds from the sale of the securities for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement. As of March 31, 2007, we have the ability to issue up to $1.85 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts, under the shelf registration.

Senior Note Issuance. During the fourth quarter 2006, we issued $600.0 million of senior notes from our shelf registration, for net proceeds of $597.5 million. The notes will bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

Preferred Stock Dividend Restrictions and Payments. The certificates of designations for the preferred stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of March 31, 2007, we have no preferred dividend restrictions.

During first quarter 2007, we paid dividends of $16.5 million related to dividends declared in fourth quarter 2006 and first quarter 2007 on our Series A and Series B non-cumulative perpetual preferred stock.

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

In November 2006, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. During the three months ended March 31, 2007, we acquired 1.6 million shares in the open market at an aggregate cost of $100.0 million under this program.

International Asset Management and Accumulation Operations

Our Brazilian, Hong Kong, and Mexican operations produced positive cash flow from operations for the three months ended March 31, 2007.   For the three months ended March 31, 2006, our Brazilian , Hong Kong, Mexican, and Chilean operations produced positive cash flow from operations.  These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations may require infusions of capital primarily to fund acquisitions and to a lesser extent, to meet the cash flow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources. Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we are able to meet our capital needs.

Sources and Uses of Cash of Consolidated Operations

Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the three months ended March 31,
	2007	2006
	(in millions)
Cash flows attributable to discontinued operations:
Net cash provided by operating activities	$—	$0.7
Net cash used in investing activities	—	(0.5)
Net cash provided by discontinued operations	$—	$0.2

Net cash provided by operating activities was $1,225.5 million and $530.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash provided by operations was primarily related to fluctuations in total company receivables and payables.

Net cash used in investing activities was $699.0 million and $987.1 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash used in investing activities between periods was primarily related to an increase in the sales and maturities of available for sale securities.  This decrease was partially offset by an increase in mortgage loans acquired, a decrease in mortgage loans sold as well as an additional contribution in 2007 to an equity method investment with no corresponding activity in 2006.

Net cash used in financing activities was $640.8 million for the three months ended March 31, 2007 compared to net cash provided by financing activities of $423.7 million for the three months ended March 31, 2006.  The increase in cash used in financing activities is primarily due to a decrease in deposits and an increase in withdrawals of investment contracts.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is a measure of our ability to cover fixed costs with current period earnings. A high ratio indicates that earnings are sufficiently covering committed expenses. The following table sets forth, for the periods indicated, our ratios of:

•                  earnings to fixed charges before interest credited on investment products; and

•                  earnings to fixed charges.

We calculate the ratio of “earnings to fixed charges before interest credited on investment products” by dividing the sum of income from continuing operations before income taxes (BT), interest expense, which includes interest expense incurred on uncertain tax positions (I), interest factor of rental expense (IF) less undistributed income from equity investees (E) by the sum of interest expense, which includes interest expense incurred on uncertain tax positions (I), interest factor of rental expense (IF), preferred stock dividends by the registrant (PD) and dividends on majority-owned subsidiary redeemable preferred securities (non-intercompany) (D). The formula for this ratio is: (BT+I+IF-E)/(I+IF+PD+D).

We calculate the ratio of “earnings to fixed charges” by dividing the sum of income from continuing operations before income taxes (BT), interest expense, which includes interest expense incurred on uncertain tax positions (I), interest factor of rental expense (IF) less undistributed income from equity investees (E) and the addition of interest credited on investment products (IC) by interest expense, which includes interest expense incurred on uncertain tax positions (I), interest factor of rental expense (IF), preferred stock dividends by the registrant (PD), dividends on majority-owned subsidiary redeemable preferred securities (non-intercompany) (D) and interest credited on investment products (IC). The formula for this calculation is: (BT+I+IF-E+IC)/(I+IF+PD+D+IC). “Interest credited on investment products” includes interest paid on guaranteed investment contracts, funding agreements and other investment-only pension products. Similar to debt, these products have a total fixed return and a fixed maturity date.

	For the three months ended March 31,		For the year ended December 31,
	2007	2006	2006	2005	2004
Ratio of earnings to fixed charges before interest credited on investment products	8.7	12.5	10.2	11.1	9.5
Ratio of earnings to fixed charges	2.1	2.4	2.2	2.1	2.0

Contractual Obligations and Commercial Commitments

As of March 31, 2007, there have been no significant changes to contractual obligations and commitments since December 31, 2006.

Short-Term Debt

As of March 31, 2007, we had credit facilities with various financial institutions in an aggregate amount of $890.3 million. As of March 31, 2007 we had $58.8 million of outstanding borrowings related to our credit facilities with $50.0 million of assets pledged as support, compared to $84.1 million of outstanding borrowings at December 31, 2006 with $74.5 million of assets pledged as support. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of March 31, 2007.

Off-Balance Sheet Arrangements

Guarantees and Indemnifications

For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Investments

We had total consolidated assets as of March 31, 2007, of $146.6 billion, of which $61.2 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $57.7 billion were held by our U.S. operations and the remaining $3.5 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2007, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 67% and the debt service coverage ratio at loan inception was 1.8 times as of March 31, 2007.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of March 31, 2007.

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Overall Composition of U.S. Invested Assets

U.S. invested assets as of March 31, 2007, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	March 31, 2007		December 31, 2006
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities:
Public	$28,901.7	50%	$28,772.4	51%
Private	14,194.4	25	13,651.4	24
Equity securities	557.1	1	795.7	1
Mortgage loans:
Commercial	10,368.6	18	10,090.3	18
Residential	1,040.5	2	1,051.6	2
Real estate held for sale	95.7	—	118.2	—
Real estate held for investment	742.1	1	736.6	1
Policy loans	848.5	1	850.7	1
Other investments	991.2	2	972.6	2
Total invested assets	57,739.8	100%	57,039.5	100%
Cash and cash equivalents	1,421.5		1,535.8
Total invested assets and cash	$59,161.3		$58,575.3

U.S. Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.9% for the three months ended March 31, 2007, compared to 5.8% for the three months ended March 31, 2006. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the three months ended March 31,
	2007		2006
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.0%	$636.5	5.9%	$597.8
Equity securities	3.3	5.6	6.2	11.9
Mortgage loans — commercial	6.6	167.7	6.6	161.9
Mortgage loans — residential	5.5	14.5	4.9	13.3
Real estate	10.0	21.2	6.7	15.0
Policy loans	6.1	13.0	5.9	12.2
Cash and cash equivalents	6.9	25.4	2.6	10.3
Other investments	4.9	12.1	7.8	15.1
Total before investment expenses	6.1	896.0	6.0	837.5
Investment expenses	0.2	35.0	0.2	31.8
Net investment income	5.9%	$861.0	5.8%	$805.7

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 75% of total U.S. invested assets as of March 31, 2007 and December 31, 2006. The fixed maturity securities portfolio was comprised, based on carrying amount, of 67% in publicly traded fixed maturity securities and 33% in privately placed fixed maturity securities as of March 31, 2007 and 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of December 31, 2006. Included in the privately placed category as of March 31, 2007, and December 31, 2006, were $7.8 billion and $7.6 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of March 31, 2007, and December 31, 2006, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	March 31, 2007		December 31, 2006
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
U.S. Government and agencies	$372.4	1%	$551.6	1%
States and political subdivisions	1,859.0	4	1,663.5	4
Non-U.S. governments	416.8	1	420.7	1
Corporate — public	19,714.9	46	19,791.1	47
Corporate — private	10,956.1	25	10,596.5	25
Residential pass-through securities	1,576.6	4	1,557.6	4
Commercial mortgage-backed securities	4,752.6	11	4,499.6	11
Residential collateralized mortgage obligations	938.5	2	940.4	2
Asset-backed securities	2,509.2	6	2,402.8	5
Total fixed maturities	$43,096.1	100%	$42,423.8	100%

We held $9,776.9 million of mortgage-backed and asset-backed securities as of March 31, 2007, and $9,400.4 million as of December 31, 2006.

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

The international exposure in our U.S. fixed maturity securities totaled $9,232.1 million, or 21% of total fixed maturity securities, as of March 31, 2007, comprised of corporate and foreign government fixed maturity securities. Of the $9,232.1 million as of March 31, 2007, investments totaled $2,466.6 million in the continental European Union, $2,459.2 million in the United Kingdom, $1,020.3 million in Asia, $873.7 million in Australia, $605.7 million in South America, $378.6 million in Mexico and $59.3 million in Japan. The remaining $1,368.7 million is invested in 21 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of March 31, 2007, our investments in Canada totaled $1,484.2 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of March 31, 2007, and December 31, 2006.

March 31, 2007
Amortized Cost
(in millions)
Bank of America Corp.(1)	$318.3
MBIA Inc.(2)	316.4
American International Group Inc.(1)	300.7
AT&T Inc.	271.3
Deutsche Bank AG(1)	267.9
Royal Bank of Scotland Group PLC(1)	253.7
JP Morgan Chase & Co.(1)	251.1
General Electric Co.	221.7
Citigroup Inc.(1)	214.0
Lehman Brothers Holdings Inc.(1)	206.7
Total top ten exposures	$2,621.8

(1)             Includes approved counterparty limit. The actual and the stressed potential exposures are less than the approved limit.

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

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of March 31, 2007 and December 31, 2006. As of March 31, 2007 and December 31, 2006, no individual non-government issuer represented more than 1% of U.S. invested assets.  HSBC Holdings PLC is no longer included in our top ten exposures due to the redemption of a $238.0 million investment in January 2007.

Valuation techniques for the fixed maturity securities portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Interactive Data Corporation (“IDC”) or direct broker quotes are our sources for external prices for our public bonds and those private placement securities that are actively traded in the secondary market. In cases where quoted market prices are not available, a matrix pricing valuation approach is used. Securities are grouped into pricing categories that vary by asset class, sector, rating, and average life. Each pricing category is assigned a risk spread based on studies of observable public market data or market clearing data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by pricing analysts. All loans placed on the “watch list” are valued individually by the investment analysts or the analysts that focus on troubled securities (“Workout Group”). Although we believe our estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management’s estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every month, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer, the Portfolio Managers, and the Workout Group. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of March 31, 2007, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 96%.

We also monitor the credit drift of our corporate fixed maturity securities portfolio. Credit drift is defined as the ratio of the percentage of rating downgrades, including defaults, divided by the percentage of rating upgrades. We measure credit drift once each fiscal year, assessing the changes in our internally developed credit ratings that have occurred during the year. Standard & Poor’s annual credit ratings drift ratio measures the credit rating change, within a specific year, of companies that have been assigned ratings by Standard & Poor’s. The annual internal credit drift ratio on corporate fixed maturity securities we held in our general account was a more favorable ratio at 0.55 times compared to the Standard & Poor’s drift ratio of 0.74 times, as of December 31, 2006.

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of March 31, 2007, and December 31, 2006, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality(1)

		March 31, 2007			December 31, 2006
NAIC Rating	Rating Agency Equivalent	Amortized Cost	Carrying Amount	% of Total Carrying Amount	Amortized Cost	Carrying Amount	% of Total Carrying Amount
		($ in millions)
1	Aaa/Aa/A	$23,913.2	$24,422.6	57%	$23,716.0	$24,231.9	57%
2	Baa	16,267.4	16,735.8	39	15,769.9	16,205.5	38
3	Ba	1,591.4	1,661.5	4	1,586.8	1,657.1	4
4	B	235.3	245.4	—	290.5	302.6	1
5	Caa and lower	19.6	20.2	—	19.1	19.5	—
6	In or near default	5.3	10.6	—	5.5	7.2	—
	Total fixed maturities	$42,032.2	$43,096.1	100%	$41,387.8	$42,423.8	100%

(1)             Includes 57 securities with an amortized cost of $666.2 million, gross gains of $14.2 million, gross losses of $2.2 million and a carrying amount of $678.2 million as of March 31, 2007, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of March 31, 2007, we had invested 1.7% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of March 31, 2007, and December 31, 2006.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	March 31, 2007		December 31, 2006
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Industry Class
Finance — Bank	$3,811.2	12%	$3,659.2	12%
Finance — Insurance	3,111.9	10	3,119.1	10
Finance — Other	4,899.3	16	4,792.2	16
Industrial — Consumer	1,146.7	4	1,100.0	4
Industrial — Energy	2,742.9	9	2,683.2	9
Industrial — Manufacturing	5,468.3	18	5,518.4	18
Industrial — Other	136.3	—	105.3	—
Industrial — Service	4,388.0	14	4,462.3	15
Industrial — Transport	861.2	3	836.9	3
Utility — Electric	2,355.4	8	2,417.9	8
Utility — Other	47.4	—	47.6	—
Utility — Telecom	1,702.4	6	1,645.5	5
Total	$30,671.0	100%	$30,387.6	100%

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

The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $1.8 million for the three months ended March 31, 2007. The single largest other than temporary credit impairment represented less than 0.1% of U.S. fixed maturity securities as of March 31, 2007.

For the three months ended March 31, 2007, we realized $3.6 million of gross losses upon disposal of bonds excluding hedging adjustments. The $3.6 million is related to sales of nine credit impaired and credit related names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities.  Sales generate both gains and losses.

The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of March 31, 2007, and December 31, 2006.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	March 31, 2007
	Amortized Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,736.4	$83.9	$20.7	$3,799.6
Finance — Insurance	3,049.4	82.3	20.4	3,111.3
Finance — Other	4,769.6	165.7	36.5	4,898.8
Industrial — Consumer	1,128.3	28.1	9.8	1,146.6
Industrial — Energy	2,607.7	149.2	15.0	2,741.9
Industrial — Manufacturing	5,349.0	160.3	41.9	5,467.4
Industrial — Other	135.8	1.3	0.8	136.3
Industrial — Service	4,253.4	155.3	21.4	4,387.3
Industrial — Transport	823.1	43.4	5.4	861.1
Utility — Electric	2,274.9	94.4	15.4	2,353.9
Utility — Other	41.0	6.4	—	47.4
Utility — Telecom	1,622.0	90.0	9.9	1,702.1
Total corporate securities	29,790.6	1,060.3	197.2	30,653.7
U.S. Government and agencies	351.5	0.6	2.6	349.5
States and political subdivisions	1,753.8	43.6	5.0	1,792.4
Non-U.S. governments	380.8	36.3	0.3	416.8
Mortgage-backed and other asset-backed securities	9,559.5	203.0	74.8	9,687.7
Total fixed maturity securi ties, available-for-sale	$41,836.2	$1,343.8	$279.9	$42,900.1

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Finance — Bank	$3,592.1	$78.3	$21.9	$3,648.5
Finance — Insurance	3,057.4	83.0	21.8	3,118.6
Finance — Other	4,661.3	166.9	36.5	4,791.7
Industrial — Consumer	1,082.1	29.1	11.3	1,099.9
Industrial — Energy	2,552.2	145.5	15.7	2,682.0
Industrial — Manufacturing	5,406.1	155.8	44.0	5,517.9
Industrial — Other	104.7	1.3	0.7	105.3
Industrial — Service	4,344.3	143.9	26.9	4,461.3
Industrial — Transport	796.0	46.2	5.3	836.9
Utility — Electric	2,343.5	91.9	17.7	2,417.7
Utility — Other	41.0	6.6	—	47.6
Utility — Telecom	1,569.0	87.6	11.3	1,645.3
Total corporate securities	29,549.7	1,036.1	213.1	30,372.7
U.S. Government and agencies	530.8	0.8	3.8	527.8
States and political subdivisions	1,557.7	45.4	4.9	1,598.2
Non-U.S. governments	384.9	36.1	0.3	420.7
Mortgage-backed and other asset-backed securities	9,165.6	217.4	77.8	9,305.2
Total fixed maturity securities, available-for-sale	$41,188.7	$1,335.8	$299.9	$42,224.6

The total unrealized losses on our fixed maturity securities available-for-sale were $279.9 million and $299.9 million as of March 31, 2007, and December 31, 2006, respectively. Of the $279.9 million in gross unrealized losses as of March 31, 2007, there were $3.9 million in losses attributed to securities scheduled to mature in one year or less, $50.1 million attributed to securities scheduled to mature between one to five years, $86.9 million attributed to securities scheduled to mature between five to ten years, $64.2 million attributed to securities scheduled to mature after ten years, and $74.8 million related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of March 31, 2007 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, and Financial — Other sectors. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Financial — Other, and Industrial — Services sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of March 31, 2007, and December 31, 2006.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$27,142.0	$784.8	$181.4	$27,745.4
Private	12,843.8	462.0	87.6	13,218.2
Below Investment Grade:
Public	999.8	44.5	7.3	1,037.0
Private	850.6	52.5	3.6	899.5
Total fixed maturity securities, available-for-sale	$41,836.2	$1,343.8	$279.9	$42,900.1

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
	(in millions)
Investment Grade:
Public	$26,995.7	$770.7	$201.5	$27,564.9
Private	12,292.4	469.5	87.3	12,674.6
Below Investment Grade:
Public	1,070.5	44.2	6.0	1,108.7
Private	830.1	51.4	5.1	876.4
Total fixed maturity securities, available-for-sale	$41,188.7	$1,335.8	$299.9	$42,224.6

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	March 31, 2007
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$1,998.0	$15.2	$1,426.8	$15.8	$3,424.8	$31.0
Greater than three to six months	971.8	13.1	473.8	5.0	1,445.6	18.1
Greater than six to nine months	18.5	0.2	5.3	0.2	23.8	0.4
Greater than nine to twelve months	148.3	1.5	75.1	1.3	223.4	2.8
Greater than twelve to twenty-four months	5,722.6	117.0	2,096.7	48.3	7,819.3	165.3
Greater than twenty-four to thirty-six months	1,511.0	28.7	465.4	10.0	1,976.4	38.7
Greater than thirty-six months	149.5	5.7	188.0	7.0	337.5	12.7
Total fixed maturities, available-for-sale	$10,519.7	$181.4	$4,731.1	$87.6	$15,250.8	$269.0

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

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	March 31, 2007
	Public		Private		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$118.4	$1.0	$37.5	$0.1	$155.9	$1.1
Greater than three to six months	—	—	21.7	0.1	21.7	0.1
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	14.4	1.2	—	—	14.4	1.2
Greater than twelve to twenty-four months	186.3	4.3	70.5	1.6	256.8	5.9
Greater than twenty-four to thirty-six months	54.4	0.8	46.1	1.7	100.5	2.5
Greater than thirty-six months	—	—	0.6	0.1	0.6	0.1
Total fixed maturities, available-for-sale	$373.5	$7.3	$176.4	$3.6	$549.9	$10.9

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

Of total gross unrealized losses as of March 31, 2007 and December 31, 2006, $269.0 million and $288.8 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $10.9 million and $11.1 million as of March 31, 2007 and December 31, 2006, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of March 31, 2007, and December 31, 2006.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Available-for-Sale by Aging Category

	March 31, 2007
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$—	$—	$—	$—	$—	$—
Greater than three to six months	—	—	0.3	0.1	0.3	0.1
Greater than six to nine months	—	—	0.2	0.2	0.2	0.2
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$—	$—	$0.5	$0.3	$0.5	$0.3

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

	December 31, 2006
	Problem, Potential Problem, and Restructured		All Other Fixed Maturity Securities		Total
	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Losses
	(in millions)
Three months or less	$—	$—	$0.7	$0.2	$0.7	$0.2
Greater than three to six months	—	—	0.3	0.2	0.3	0.2
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$—	$—	$1.0	$0.4	$1.0	$0.4

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $0.3 million as of March 31, 2007, and $0.4 million as of December 31, 2006. There were no gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” as of March 31, 2007, and December 31, 2006.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	March 31, 2007	December 31, 2006
	($ in millions)
Total fixed maturity securities (public and private)	$43,096.1	$42,423.8
Problem fixed maturity securities	$7.0	$3.5
Potential problem fixed maturity securities	—	2.2
Restructured fixed maturity securities	10.5	11.2
Total problem, potential problem and restructured fixed maturity securities	$17.5	$16.9
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	.04%	.04%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. At March 31, 2007, commercial mortgage loans aggregated to $10,368.6 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

Credit extensions in the state of California accounted for 19% of our commercial mortgage loan portfolio as of March 31, 2007. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of March 31, 2007, 36% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of March 31, 2007 and December 31, 2006 was 1,265 and 1,262, respectively. The average loan size of our commercial mortgage portfolio was $8.2 million as of March 31, 2007.

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

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments is subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $32.1 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. The valuation allowance increased by $1.4 million for the three months ended March 31, 2007, and decreased by $1.0 million for the year ended December 31, 2006.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	March 31, 2007	December 31, 2006
	($ in millions)
Beginning balance	$32.2	$33.2
Provision	1.4	1.3
Release	—	(2.3)
Ending balance	$33.6	$32.2
Valuation allowance as% of carrying value before reserves	.32%	.32%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	March 31, 2007	December 31, 2006
	($ in millions)
Total commercial mortgages	$10,368.6	$10,090.3
Problem commercial mortgages(1)	$10.6	$10.7
Potential problem commercial mortgages	9.1	9.1
Restructured commercial mortgages	6.8	6.8
Total problem, potential problem and restructured commercial mortgages	$26.5	$26.6
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	.26%	.26%

(1)             Problem commercial mortgages includes one mortgage loan in foreclosure of $10.6 million as of March 31, 2007. This is the same mortgage loan that was in foreclosure as of December 31, 2006.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of March 31, 2007, and December 31, 2006, the carrying amount of equity real estate investment was $837.8 million and $854.8 million, or 1% of U.S. invested assets. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $742.1 million as of March 31, 2007, and $736.6 million as of December 31, 2006. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the three months ended March 31, 2007 and for the year ended December 31, 2006, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of March 31, 2007, and December 31, 2006, was $95.7 million and $118.2 million, net of valuation allowances of $4.7 million. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central, and Pacific regions of the United States as of March 31, 2007. By property type, there is a concentration in office buildings and industrial sites that represented approximately 62% of the equity real estate portfolio as of March 31, 2007.

Other Investments

Our other investments totaled $991.2 million as of March 31, 2007, compared to $972.6 million as of December 31, 2006. Derivatives accounted for $697.3 million in other investments as of March 31, 2007. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

As of March 31, 2007, our international investment operations consist of the investments of Principal International comprised of $3.5 billion in invested assets. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies.

Overall Composition of International Invested Assets

As shown in the following table, the major categories of international invested assets as of March 31, 2007, and December 31, 2006, were fixed maturity securities, other investments, and residential mortgage loans:

International Invested Assets

	March 31, 2007		December 31, 2006
	Carrying Amount	% of Total	Carrying Amount	% of Total
	($ in millions)
Fixed maturity securities:
Public	$2,352.2	68%	$2,303.1	69%
Private	—	—	—	—
Equity securities	51.3	2	51.9	2
Mortgage loans:
Residential	510.6	15	522.0	16
Real estate held for investment	12.4	—	12.2	—
Other investments	513.7	15	438.1	13
Total invested assets	3,440.2	100%	3,327.3	100%
Cash and cash equivalents	55.0		55.0
Total invested assets and cash	$3,495.2		$3,382.3

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

As of March 31, 2007, the difference between the asset and liability durations on our primary duration managed portfolio was -0.02. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is less than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $33,231.8 million as of March 31, 2007.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of March 31, 2007, the weighted-average difference between the asset and liability durations on these portfolios was +0.02. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $16,642.9 million as of March 31, 2007.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $4,732.5 million as of March 31, 2007.

Using the assumptions and data in effect as of March 31, 2007, we estimate that a 100 basis point immediate, parallel increase in interest rates increases the net fair value of our portfolio by approximately $3.1 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

	March 31, 2007
Risk Management Strategy	Value of Total Assets	Duration of Assets	Net Duration Gap	Net Fair Value Change
	(in millions)			(in millions)
Primary duration-managed	$33,231.8	3.68	(0.02)	$6.6
Duration-monitored	16,642.9	4.86	0.02	(3.5)
Non duration-managed	4,732.5	4.43	N/A	N/A
Total	$54,607.2			$3.1

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

Debt Issued and Outstanding.  As of March 31, 2007, the aggregate fair value of long-term debt was $1,608.2 million. A 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $118.3 million. Debt is not recorded at fair value on the statement of financial position.

	March 31, 2007
	Fair Value (no accrued interest)
	-100 Basis Point Change	No Change	+100 Basis Point Change
	(in millions)
8.2% notes payable, due 2009	$507.9	$497.0	$486.4
4.59% notes payable, due 2011	57.9	55.6	53.4
4.93% notes payable, due 2011	47.9	46.0	44.2
6.05% notes payable, due 2036	699.9	606.6	531.2
8% surplus notes payable, due 2044	115.6	107.5	98.8
Non-recourse mortgages and notes payable	256.6	255.0	251.4
Other mortgages and notes payable	40.7	40.5	40.0
Total long-term debt	$1,726.5	$1,608.2	$1,505.4

Use of Derivatives to Manage Interest Rate Risk.  We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, swaptions, futures,  and options. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We also use these instruments to hedge the interest rate exposure in our commercial mortgage-backed securitization operations. Occasionally, we will sell a callable investment-type agreement and will use written interest rate swaptions to transform the callable liability into a fixed term liability.

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

We estimate that as of March 31, 2007, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above, including the currency swap agreements, because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturity securities is eliminated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of March 31, 2007, was $4,090.0 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of March 31, 2007, was $1,921.9 million.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. As of March 31, 2007, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $52.6 million in order to mitigate currency exposure related to U.S. dollar-denominated bonds.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of March 31, 2007, the fair value of our equity securities was $608.4 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $60.8 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

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

We have increased our credit exposure through credit default swaps by investing in $147.5 million of various tranches of synthetic collateralized debt obligations. The outstanding notional amount as of March 31, 2007 was $585.0 million. We also invested in credit default swaps creating replicated assets with a notional amount of $905.9 million as of March 31, 2007.

In addition, on May 26, 2005, we invested $130.0 million in a secured limited recourse credit linked note issued by a grantor trust. The trust entered into a credit default swap providing credit protection on the first 45% of loss of seven mezzanine tranches totaling $288.9 million of seven synthetic reference portfolios. The risk of loss for the seven referenced mezzanine tranches begins at 4.85% and ends at 10.85% of loss on each of the seven synthetic reference portfolios. Therefore, defaults in an underlying reference portfolio will only affect the credit-linked note if cumulative losses exceed 4.85% of a synthetic reference portfolio. As of March 31, 2007, the credit default swap entered into by the trust had an outstanding notional amount of $130.0 million. The creditors of the grantor trusts have no recourse to the assets of our company.

Derivative Summary

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the balance sheet. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of March 31, 2007, and December 31, 2006.

Derivative Financial Instruments — Notional Amounts

	March 31, 2007		December 31, 2006
	Notional Amount	% of Total	Notional Amount	% of Total
	($ in millions)
Interest rate swaps	$12,594.1	53%	$12,365.5	55%
Foreign currency swaps	6,036.0	26	5,331.1	24
Embedded derivative financial instruments	1,767.6	7	1,679.4	8
Credit default swaps	1,620.9	7	1,550.9	7
Swaptions	603.4	3	643.4	3
Currency forwards	475.4	2	342.7	2
Options	471.8	2	335.0	1
Futures	54.7	—	55.0	—
Commodity swaps	40.0	—	20.0	—
Interest rate lock commitments	—	—	8.8	—
Total	$23,663.9	100%	$22,331.8	100%

Derivative Financial Instruments — Credit Exposures

	March 31, 2007		December 31, 2006
	Credit Exposure	% of Total	Credit Exposure	% of Total
	($ in millions)
Foreign currency swaps	$561.4	75%	$564.6	75%
Interest rate swaps	134.2	18	132.8	18
Options	33.4	4	31.0	4
Credit default swaps	13.7	2	15.7	2
Currency forwards	8.5	1	7.6	1
Commodity swaps	0.2	—	0.7	—
Total credit exposure	751.4	100%	752.4	100%
Less: Collateral received	(256.3)		(197.5)
Total	$495.1		$554.9

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	March 31, 2007
				Fair Value (no accrued interest)
	Notional Amount	Weighted Average Term (Years)		-100 Basis Point Change	No Change	+100 Basis Point Change
	($ in millions)
Interest rate swaps	$12,594.1	5.87	(1)	$(139.1)	$52.4	$220.6
Swaptions	603.4	6.62	(2)	(40.4)	(17.3)	(6.3)
Futures	33.3	.21	(3)	(1.2)	0.1	1.3
Options	21.0	1.11	(4)	0.1	0.3	0.7
Total	$13,251.8			$(180.6)	$35.5	$216.3

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

Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2007, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation,” which is incorporated here by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2007 — January 31, 2007	530,243	$59.80	530,243	$218.3
February 1, 2007 — February 28, 2007	523,900	$62.86	523,900	$185.4
March 1, 2007 — March 31, 2007	687,786	$60.40	588,131	$150.0
Total	1,741,929		1,642,274

(1)             The number of shares include shares of common stock utilized to execute certain stock incentive awards in March of 99,655 shares.

(2)             On November 28, 2006, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock.  During the three months ended March 31, 2007, we acquired 1.6 million of our common shares in the open market at an aggregate cost of $100.0 million under this program.

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

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 2, 2007	By	/s/ Michael H. Gersie
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