Form 10-Q
period 2007-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2007-10-31
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 24, 2007 was 261,595,670.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Consolidated Statements of Financial Position

	September 30, 2007	December 31, 2006
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$45,868.5	$44,403.5
Fixed maturities, trading	485.4	323.4
Equity securities, available-for-sale	380.3	666.6
Equity securities, trading	244.0	181.0
Mortgage loans	12,290.8	11,663.9
Real estate	908.2	867.0
Policy loans	844.3	850.7
Other investments	1,879.7	1,410.7
Total investments	62,901.2	60,366.8
Cash and cash equivalents	2,558.7	1,590.8
Accrued investment income	761.5	723.5
Premiums due and other receivables	904.7	1,252.3
Deferred policy acquisition costs	2,687.7	2,418.9
Property and equipment	450.8	422.5
Goodwill	370.9	361.9
Other intangibles	1,013.3	981.0
Separate account assets	82,280.5	73,779.6
Other assets	1,688.6	1,760.8
Total assets	$155,617.9	$143,658.1
Liabilities
Contractholder funds	$39,086.3	$36,799.0
Future policy benefits and claims	18,091.6	17,332.6
Other policyholder funds	537.4	619.4
Short-term debt	56.7	84.1
Long-term debt	1,523.3	1,553.8
Income taxes currently payable	2.0	4.2
Deferred income taxes	687.7	917.2
Separate account liabilities	82,280.5	73,779.6
Other liabilities	5,484.1	4,707.4
Total liabilities	147,749.6	135,797.3
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share - 3.0 million shares authorized, issued and outstanding in 2007 and 2006	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share - 10.0 million shares authorized, issued and outstanding in 2007 and 2006	0.1	0.1
Common stock, par value $.01 per share - 2,500.0 million shares authorized, 385.2 million and 383.6 million shares issued, and 262.5 million and 268.4 million shares outstanding in 2007 and 2006, respectively	3.8	3.8
Additional paid-in capital	8,250.8	8,141.8
Retained earnings	3,617.3	2,824.1
Accumulated other comprehensive income	388.4	846.9
Treasury stock, at cost (122.7 million and 115.2 million shares in 2007 and 2006, respectively)	(4,392.1)	(3,955.9)
Total stockholders’ equity	7,868.3	7,860.8
Total liabilities and stockholders’ equity	$155,617.9	$143,658.1

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,171.4	$1,060.0	$3,456.0	$3,206.4
Fees and other revenues	738.5	465.3	1,953.9	1,387.5
Net investment income	1,028.9	931.0	2,928.4	2,694.6
Net realized/unrealized capital gains (losses)	(89.3)	(6.7)	3.7	23.1
Total revenues	2,849.5	2,449.6	8,342.0	7,311.6
Expenses
Benefits, claims, and settlement expenses	1,643.2	1,426.2	4,725.9	4,227.6
Dividends to policyholders	73.9	73.0	221.9	217.4
Operating expenses	800.9	619.5	2,316.0	1,865.8
Total expenses	2,518.0	2,118.7	7,263.8	6,310.8
Income from continuing operations before income taxes	331.5	330.9	1,078.2	1,000.8
Income taxes	91.0	72.1	260.3	229.4
Income from continuing operations, net of related income taxes	240.5	258.8	817.9	771.4
Income from discontinued operations, net of related income taxes	—	0.4	—	0.5
Net income	240.5	259.2	817.9	771.9
Preferred stock dividends	8.2	8.2	24.7	24.7
Net income available to common stockholders	$232.3	$251.0	$793.2	$747.2

Earnings per common share
Basic earnings per common share:
Income from continuing operations, net of related income taxes	$0.88	$0.93	$2.97	$2.73
Income from discontinued operations, net of related income taxes	—	—	—	—
Net income	$0.88	$0.93	$2.97	$2.73
Diluted earnings per common share:
Income from continuing operations, net of related income taxes	$0.87	$0.92	$2.94	$2.70
Income from discontinued operations, net of related income taxes	—	—	—	—
Net income	$0.87	$0.92	$2.94	$2.70

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total stockholders’ equity
	(in millions)
Balances at January 1, 2006	$—	$0.1	$3.8	$8,000.0	$2,008.6	$994.8	$(3,200.1)	$7,807.2
Common stock issued	—	—	—	51.6	—	—	—	51.6
Capital transactions of equity method investee, net of related income taxes	—	—	—	1.4	—	—	—	1.4
Stock-based compensation and additional related tax benefits	—	—	—	53.6	—	—	—	53.6
Treasury stock acquired, common	—	—	—	—	—	—	(755.7)	(755.7)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	(24.7)
Comprehensive income:
Net income	—	—	—	—	771.9	—	—	771.9
Net unrealized losses, net	—	—	—	—	—	(207.4)	—	(207.4)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	(9.8)	—	(9.8)
Comprehensive income								554.7
Balances at September 30, 2006	$—	$0.1	$3.8	$8,106.6	$2,755.8	$777.6	$(3,955.8)	$7,688.1

Balances at January 1, 2007	$—	$0.1	$3.8	$8,141.8	$2,824.1	$846.9	$(3,955.9)	$7,860.8
Common stock issued	—	—	—	49.5	—	—	—	49.5
Capital transactions of equity method investee, net of related income taxes	—	—	—	0.8	—	—	—	0.8
Stock-based compensation and additional related tax benefits	—	—	—	58.7	—	—	—	58.7
Treasury stock acquired, common	—	—	—	—	—	—	(436.2)	(436.2)
Dividends to preferred stockholders	—	—	—	—	(24.7)	—	—	(24.7)
Comprehensive income:
Net income	—	—	—	—	817.9	—	—	817.9
Net unrealized losses, net	—	—	—	—	—	(492.3)	—	(492.3)
Foreign currency translation adjustment, net of related income taxes	—	—	—	—	—	35.2	—	35.2
Unrecognized post-retirement benefit obligation, net of related income taxes	—	—	—	—	—	(1.4)	—	(1.4)
Comprehensive income								359.4
Balances at September 30, 2007	$—	$0.1	$3.8	$8,250.8	$3,617.3	$388.4	$(4,392.1)	$7,868.3

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2007	2006
	(in millions)
Operating activities
Net income	$817.9	$771.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of related income taxes	—	(0.5)
Amortization of deferred policy acquisition costs	292.2	184.6
Additions to deferred policy acquisition costs	(416.6)	(364.2)
Accrued investment income	(38.0)	(19.5)
Net cash flows from trading securities	(196.6)	(161.7)
Premiums due and other receivables	234.4	(40.9)
Contractholder and policyholder liabilities and dividends	1,681.4	1,311.5
Current and deferred income taxes	96.0	13.9
Net realized/unrealized capital gains	(3.7)	(23.1)
Depreciation and amortization expense	88.3	79.9
Mortgage loans held for sale, acquired or originated	(67.6)	(398.4)
Mortgage loans held for sale, sold or repaid, net of gain	142.7	706.9
Real estate acquired through operating activities	(36.7)	(19.7)
Real estate sold through operating activities	49.6	31.3
Stock-based compensation	52.5	52.6
Other	349.5	(74.7)
Net adjustments	2,227.4	1,278.0
Net cash provided by operating activities	3,045.3	2,049.9
Investing activities
Available-for-sale securities:
Purchases	(8,024.7)	(6,287.6)
Sales	2,727.2	1,101.0
Maturities	3,430.1	2,656.7
Mortgage loans acquired or originated	(2,119.3)	(1,798.7)
Mortgage loans sold or repaid	1,476.3	1,588.6
Real estate acquired	(89.1)	(21.4)
Real estate sold	6.2	22.9
Net purchases of property and equipment	(64.2)	(34.4)
Purchases of interest in subsidiaries, net of cash acquired	(69.1)	(37.2)
Net change in other investments	(106.6)	16.1
Net cash used in investing activities	$(2,833.2)	$(2,794.0)

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the nine months ended, September 30,
	2007	2006
	(in millions)
Financing activities
Issuance of common stock	$49.5	$51.6
Acquisition of treasury stock	(436.2)	(755.7)
Proceeds from financing element derivatives	122.7	126.3
Payments for financing element derivatives	(107.0)	(110.0)
Excess tax benefits from share-based payment arrangements	6.6	5.9
Dividends to preferred stockholders	(24.7)	(16.5)
Issuance of long-term debt	8.5	1.3
Principal repayments of long-term debt	(42.7)	(20.2)
Net repayments of short-term borrowings	(29.4)	(359.7)
Investment contract deposits	6,824.8	6,691.7
Investment contract withdrawals	(6,427.5)	(5,247.5)
Net banking operation deposits	811.2	131.7
Net cash provided by financing activities	755.8	498.9
Discontinued operations
Net cash provided by operating activities	—	1.4
Net cash used in investing activities	—	(0.9)
Net cash provided by discontinued operations	—	0.5
Net increase (decrease) in cash and cash equivalents	967.9	(244.7)
Cash and cash equivalents at beginning of period	1,590.8	1,641.3
Cash and cash equivalents at end of period	$2,558.7	$1,396.6
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$2.0
At end of period	$—	$2.5

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”), its majority-owned subsidiaries and its consolidated variable interest entities (“VIEs”), have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2006, included in our Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2006, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications have been made to the September 30, 2006, financial statements to conform to the September 30, 2007, presentation.

Recent Accounting Pronouncements

On June 11, 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the “Guide”). This SOP also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The provisions of this SOP were effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. On October 17, 2007, the Financial Accounting Standards Board (the “FASB”) agreed to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess its provisions.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be reported at fair value. Unrealized gains and losses on items for which the fair value option is elected shall be reported in net income. The decision about whether to elect the fair value option (1) is applied instrument by instrument, with certain exceptions; (2) is irrevocable; and (3) is applied to an entire instrument and not only to specified risks, specific cash flows, or portions of that instrument. SFAS 159 also requires additional disclosures that are intended to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities and between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. At the effective date, the fair value option may be elected for eligible items that exist at that date and the effect of the first remeasurement to fair value for those items should be reported as a cumulative effect adjustment to retained earnings. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
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
September 30, 2007
(Unaudited)

1. Nature of Operations and Significant Accounting Policies (continued)

On September 19, 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). AICPA defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. Contract modifications resulting in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract and any unamortized deferred policy acquisition costs (“DPAC”), unearned revenue liabilities, and deferred sales inducement costs from the replaced contract should be written off and acquisition costs on the new contract capitalized as appropriate. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. As of January 1, 2007, we adopted SOP 05-1, which did not have a material impact on our consolidated financial statements.

Separate Accounts

As of September 30, 2007, and December 31, 2006, the separate accounts include a separate account valued at $713.1 million and $768.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. The separate account shares are recorded at fair value and are reported as separate account assets and separate account liabilities in the consolidated statements of financial position. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Significant Unconsolidated Variable Interest Entities

Synthetic Collateralized Debt Obligation. On June 14, 2007, we invested $100.0 million in a secured limited recourse note issued by a segregated portfolio company. The note represents Class B-1 notes. Class A notes are senior and Class C through Class E notes are subordinated to Class B notes. The entity entered into a credit default swap with a third party providing credit protection in exchange for a fee. Defaults in an underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio. We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $100.0 million as of September 30, 2007.

3. Federal Income Taxes

The effective income tax rates for the three and nine months ended September 30, 2007, were lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. The effective income tax rate for the three months ended September 30, 2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax refinements in Mexico and interest exclusion from taxable income. The effective income tax rate for the nine months ended September 30, 2006, was lower than the prevailing corporate federal income tax rate due to income tax deductions allowed for corporate dividends received, a favorable court ruling on a contested Internal Revenue Service (the “Service”) issue for 1991 and later years and interest exclusion from taxable income.

We adopted the provisions of FIN 48 on January 1, 2007. The application of FIN 48 did not have a material impact on our consolidated financial statements. As of January 1, 2007, the total unrecognized benefits were $60.0 million.  Of this amount, $20.3 million, if recognized, would reduce the 2007 effective tax rate.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

3. Federal Income Taxes (continued)

We recognize interest and penalties related to uncertain tax positions in operating expenses. As of January 1, 2007, we had recognized $15.7 million of accumulated pre-tax interest related to unrecognized tax benefits existing at the date of adoption.

The Service has completed examinations of the U.S. consolidated federal income tax returns for 2003 and prior years. The Service has commenced the audit of our federal income tax returns for the years 2004 and 2005. We do not expect the results of these audits to significantly increase or decrease the total amount of unrecognized tax benefits in the next twelve months, but the outcome of tax reviews is uncertain, and unforeseen results can occur.

4. Employee and Agent Benefits

Components of net periodic benefit cost (income):

	Pension benefits		Other postretirement benefits
	For the three months ended September 30,		For the three months ended September 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$11.8	$11.7	$2.0	$2.4
Interest cost	22.4	20.4	3.9	4.0
Expected return on plan assets	(28.6)	(26.3)	(8.4)	(8.1)
Amortization of prior service benefit	(2.1)	(2.2)	(0.7)	(0.7)
Recognized net actuarial loss (gain)	2.5	5.1	(0.5)	0.1
Net periodic benefit cost (income)	$6.0	$8.7	$(3.7)	$(2.3)

	Pension benefits		Other postretirement benefits
	For the nine months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Service cost	$35.3	$35.2	$6.0	$7.1
Interest cost	67.1	61.2	11.6	12.1
Expected return on plan assets	(85.6)	(79.0)	(25.2)	(24.2)
Amortization of prior service benefit	(6.3)	(6.7)	(2.0)	(2.0)
Recognized net actuarial loss (gain)	7.5	15.3	(1.4)	0.2
Net periodic benefit cost (income)	$18.0	$26.0	$(11.0)	$(6.8)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2007 will be zero so we will not be required to fund our qualified pension plan during 2007. However, it is possible that we may fund the qualified and nonqualified pension plans in 2007 in the range of $20.0 million to $50.0 million, in total. During the three and nine months ended September 30, 2007, $9.5 million and $15.9 million were contributed to the nonqualified pension plan, respectively.

During the three months ended September 30, 2007, no contributions were made to the other postretirement benefit plans.  We contributed $0.7 million for the nine months ended September 30, 2007.  We anticipate no additional contributions to the other postretirement benefit plans in 2007.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

5. Contingencies, Guarantees and Indemnifications

Litigation and Regulatory Contingencies

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

Several lawsuits have been filed against other insurance companies and insurance brokers alleging improper conduct relating to the payment and non-disclosure of contingent compensation and bid-rigging activity. Several of these suits were filed as purported class actions. Several state attorneys general and insurance regulators have initiated industry-wide inquiries or other actions relating to compensation arrangements between insurance brokers and insurance companies and other industry issues. Beginning in March of 2005, we have received subpoenas and interrogatories from the offices of the Attorneys General of New York and Connecticut seeking information related to compensation agreements with brokers and agents and the sale of retirement products and services. We are cooperating with these inquiries. To date, none of these Attorneys General investigations has resulted in any action against us. We are, however, engaged in discussions with the Connecticut and New York Attorneys General Offices with respect to broker payments relating to sales of our single premium group annuity products, which primarily fund terminating defined benefit plans. We do not anticipate any potential resolution of these discussions to materially affect net income in a particular quarter or annual period. We have received other requests from regulators and other governmental authorities relating to other industry issues and may receive additional such requests, including subpoenas and interrogatories, in the future.

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

On August 28, 2007, two plaintiffs filed two putative class action lawsuits in the United States District Court for the Southern District of Iowa against us and Princor Financial Services Corporation (the “Principal Defendants”). One of the lawsuits alleges that the Principal Defendants breached alleged fiduciary duties to participants in employer-sponsored 401(k) plans who were retiring or leaving their respective plans, including providing misleading information and failing to act solely in the interests of the participants, resulting in alleged violations of ERISA. The second suit is based upon the same facts and alleges violations of the Securities Exchange Act of 1934 and the Securities Act of 1933. The allegations of the second suit include alleged omissions and misrepresentations by the Principal Defendants related to mutual fund shares purchased by plan participants rolling out of employer-sponsored retirement plans. The Principal Defendants are aggressively defending these lawsuits.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any pending litigation or regulatory matter will have a material adverse effect on our business or financial position. The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

5. Contingencies, Guarantees and Indemnifications (continued)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to a former subsidiary, joint ventures and industrial revenue bonds. These agreements generally expire through 2019. The maximum exposure under these agreements as of September 30, 2007, was approximately $191.0 million; however, we believe the likelihood is remote that material payments will be required and therefore have not accrued for a liability on our consolidated statements of financial position. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. It is possible that such outcomes could materially affect net income in a particular quarter or annual period. The fair value of such guarantees is not material.

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

6. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2006	3.0	10.0	280.6
Shares issued	—	—	1.8
Treasury stock acquired	—	—	(12.8)
Outstanding shares at September 30, 2006	3.0	10.0	269.6

Outstanding shares at January 1, 2007	3.0	10.0	268.4
Shares issued	—	—	1.6
Treasury stock acquired	—	—	(7.5)
Outstanding shares at September 30, 2007	3.0	10.0	262.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

6. Stockholders’ Equity (continued)

Comprehensive income

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Net income	$240.5	$259.2	$817.9	$771.9
Net change in unrealized gains (losses) on fixed maturities, available-for-sale	(209.8)	975.1	(923.4)	(393.2)
Net change in unrealized losses on equity securities, available-for-sale	(2.8)	(0.3)	(8.2)	(9.9)
Net change in unrealized gains (losses) on equity method subsidiaries and minority interest adjustments	(43.4)	(6.1)	53.2	12.2
Adjustments for assumed changes in amortization patterns	11.3	(151.3)	129.8	29.9
Net change in unrealized gains (losses) on derivative instruments	(20.2)	(33.3)	8.6	(1.6)
Adjustments to unrealized gains for Closed Block policyholder dividend obligation	—	—	—	33.7
Change in net foreign currency translation adjustment	(2.2)	24.5	36.1	(5.7)
Change in unrecognized post-retirement benefit obligation	(0.8)	—	(2.2)	—
Provision for deferred income tax benefits (taxes)	102.3	(249.5)	247.6	117.4
Comprehensive income	$74.9	$818.3	$359.4	$554.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
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

The International Asset Management and Accumulation segment consists of Principal International operations in Brazil, Chile, China, Hong Kong, India, Malaysia and Mexico. We focus on countries with favorable demographics and a trend toward private sector defined contribution pension systems. We entered these countries through acquisitions, start-up operations and joint ventures.

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

Management uses segment operating earnings in goal setting, as a basis in determining employee compensation and in evaluating performance on a basis comparable to that used by securities analysts. We determine segment operating earnings by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments which management believes are not indicative of overall operating trends. Net realized/unrealized capital gains and losses, as adjusted, are net of income taxes, related changes in the amortization pattern of DPAC and sales inducements, recognition of deferred front-end fee revenues for sales charges on retirement products and services, net realized capital gains and losses distributed, minority interest capital gains and losses and certain market value adjustments to fee revenues. Net realized/unrealized capital gains (losses), as adjusted, exclude periodic settlements and accruals on non-hedge derivative instruments. Segment operating revenues exclude net realized/unrealized capital gains (except periodic settlements and accruals on non-hedge derivatives) and their impact on recognition of front-end fee revenues and certain market value adjustments to fee revenues and include operating revenues from real estate properties that qualify for discontinued operations. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of the business.

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
September 30, 2007
(Unaudited)

7. Segment Information (continued)

The following tables summarize selected financial information by segment and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2007	December 31, 2006
	(in millions)
Assets:
U.S. Asset Management and Accumulation	$129,120.8	$117,950.0
International Asset Management and Accumulation	9,021.3	8,101.0
Life and Health Insurance	14,910.1	14,364.5
Corporate and Other	2,565.7	3,242.6
Total consolidated assets	$155,617.9	$143,658.1

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$1,509.8	$1,111.3	$4,178.0	$3,299.4
International Asset Management and Accumulation	224.6	169.2	540.9	476.8
Life and Health Insurance	1,211.6	1,183.4	3,635.5	3,526.1
Corporate and Other	(7.2)	(7.6)	(6.4)	(13.5)
Total segment operating revenues	2,938.8	2,456.3	8,348.0	7,288.8
Add:
Net realized/unrealized capital gains (losses) (except periodic settlements and accruals on non-hedge derivatives), including recognition of front-end fee revenues and certain market value adjustments to fee revenues	(89.3)	(6.1)	(6.0)	23.6
Subtract:
Operating revenues from a discontinued real estate investment	—	0.6	—	0.8
Total revenues per consolidated statements of operations	$2,849.5	$2,449.6	$8,342.0	$7,311.6
Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$211.9	$157.4	$587.0	$466.4
International Asset Management and Accumulation	39.3	23.2	85.3	56.9
Life and Health Insurance	73.4	82.0	179.0	217.6
Corporate and Other	(11.7)	(7.9)	(18.7)	(20.8)
Total segment operating earnings, net of related income taxes	312.9	254.7	832.6	720.1
Net realized/unrealized capital gains (losses), as adjusted	(59.4)	(3.7)	(18.2)	8.3
Other after-tax adjustments (1)	(21.2)	—	(21.2)	18.8
Net income available to common stockholders per consolidated statements of operations	$232.3	$251.0	$793.2	$747.2

(1)          For the three and nine months ended September 30, 2007, other after-tax adjustments of $21.2 million included the negative effect of tax refinements related to prior years.

For the nine months ended September 30, 2006, other after-tax adjustments of $18.8 million included the positive effect of a favorable court ruling on a contested Internal Revenue Service ("IRS") issue for 1991 and later years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

8. Stock-Based Compensation Plans

As of September 30, 2007, we have the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, the Directors Stock Plan and the Long-Term Performance Plan (“Stock-Based Compensation Plans”). As of May 17, 2005, no new grants will be made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan.

As of September 30, 2007, the maximum number of new shares of common stock that were available for grant under the 2005 Stock Incentive Plan and the 2005 Directors Stock Plan was 19.2 million.

The compensation cost that was charged against income for the Stock-Based Compensation Plans is as follows:

	For the nine months ended September 30,
	2007	2006
	(in millions)
Compensation cost	$48.2	$47.3
Related income tax benefit	15.7	15.3
Capitalized as part of an asset	2.8	2.4

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2005 Stock Incentive Plan. Total options granted were 1.8 million for the nine months ended September 30, 2007. The fair value of these options was determined assuming a weighted average dividend yield of 1.3 percent, a weighted average expected volatility of 23.6 percent, a weighted average risk-free interest rate of 4.6 percent, and a weighted average expected life of 6 years. Using the Black-Scholes option valuation model, the weighted-average estimated fair value of stock options granted during the nine months ended September 30, 2007, was $17.98 per share.

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

As of September 30, 2007, there were $20.1 million of total unrecognized compensation costs related to nonvested stock options. The costs are expected to be recognized over a weighted-average service period of approximately 2.1 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2005 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the nine months ended September 30, 2007. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 200% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $62.61 per common share.

As of September 30, 2007, there were $19.7 million of total unrecognized compensation costs related to nonvested performance share awards granted. The costs are expected to be recognized over a weighted-average service period of approximately 1.5 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

8. Stock-Based Compensation Plans (continued)

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2005 Stock Incentive Plan. Total restricted stock units granted were 0.3 million for the nine months ended September 30, 2007. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $61.01 per share.

As of September 30, 2007, there were $17.0 million of total unrecognized compensation costs related to nonvested restricted stock unit awards granted. The costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

 Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.5 million shares for the nine months ended September 30, 2007. The weighted-average fair value of the discount on the stock purchased was $9.79 per share.

The maximum number of shares of common stock that we may issue under the Employee Stock Purchase Plan is 2% of the number of shares outstanding immediately following the completion of the Initial Public Offering. As of September 30, 2007, a total of 2.8 million of new shares are available to be made issuable by us for this plan.

9. Earnings Per Common Share

The computations of the basic and diluted per share amounts for our continuing operations were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions, except per share data)
Income from continuing operations, net of related income taxes	$240.5	$258.8	$817.9	$771.4
Subtract:
Preferred stock dividends	8.2	8.2	24.7	24.7
Income from continuing operations available to common stockholders, net of related income taxes	$232.3	$250.6	$793.2	$746.7
Weighted-average shares outstanding
Basic	264.7	269.5	266.8	274.1
Dilutive effects:
Stock options	2.1	2.0	2.2	2.0
Restricted stock units	0.5	0.6	0.5	0.6
Diluted	267.3	272.1	269.5	276.7
Income from continuing operations per common share:
Basic	$0.88	$0.93	$2.97	$2.73
Diluted	$0.87	$0.92	$2.94	$2.70

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
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

The following tables set forth condensed consolidating financial information of Principal Life and PFG as of September 30, 2007, and December 31, 2006, and for the nine months ended September 30, 2007 and 2006.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position
September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$41,355.7	$5,299.5	$(786.7)	$45,868.5
Fixed maturities, trading	—	261.1	224.3	—	485.4
Equity securities, available-for-sale	—	360.5	19.8	—	380.3
Equity securities, trading	—	10.5	233.5	—	244.0
Mortgage loans	—	9,979.1	2,608.8	(297.1)	12,290.8
Real estate	—	15.8	892.4	—	908.2
Policy loans	—	844.3	—	—	844.3
Investment in unconsolidated entities	8,167.3	646.6	3,827.0	(12,204.4)	436.5
Other investments	8.6	3,608.0	343.1	(2,516.5)	1,443.2
Cash and cash equivalents	111.3	1,377.6	1,473.5	(403.7)	2,558.7
Accrued investment income	—	706.2	61.5	(6.2)	761.5
Premiums due and other receivables	—	717.7	176.7	10.3	904.7
Deferred policy acquisition costs	—	2,514.1	173.6	—	2,687.7
Property and equipment	—	405.3	45.5	—	450.8
Goodwill	—	77.2	293.7	—	370.9
Other intangibles	—	36.3	977.0	—	1,013.3
Separate account assets	—	77,600.8	4,679.7	—	82,280.5
Other assets	206.2	1,215.1	432.2	(164.9)	1,688.6
Total assets	$8,493.4	$141,731.9	$21,761.8	$(16,369.2)	$155,617.9
Liabilities
Contractholder funds	$—	$39,301.2	$19.5	$(234.4)	$39,086.3
Future policy benefits and claims	—	15,456.0	2,641.4	(5.8)	18,091.6
Other policyholder funds	—	524.5	12.9	—	537.4
Short-term debt	—	—	138.9	(82.2)	56.7
Long-term debt	601.8	99.2	1,461.5	(639.2)	1,523.3
Income taxes currently payable (receivable)	(5.8)	(201.9)	39.1	170.6	2.0
Deferred income taxes	2.7	376.3	318.4	(9.7)	687.7
Separate account liabilities	—	77,600.8	4,679.7	—	82,280.5
Other liabilities	26.4	1,973.2	4,283.1	(798.6)	5,484.1
Total liabilities	625.1	135,129.3	13,594.5	(1,599.3)	147,749.6
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	2.5	—	(2.5)	3.8
Additional paid-in capital	8,250.8	5,558.7	7,740.6	(13,299.3)	8,250.8
Retained earnings	3,617.3	941.8	46.0	(987.8)	3,617.3
Accumulated other comprehensive income	388.4	99.6	380.7	(480.3)	388.4
Treasury stock, at cost	(4,392.1)	—	—	—	(4,392.1)
Total stockholders’ equity	7,868.3	6,602.6	8,167.3	(14,769.9)	7,868.3
Total liabilities and stockholders’ equity	$8,493.4	$141,731.9	$21,761.8	$(16,369.2)	$155,617.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
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
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended
September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services,Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,275.5	$180.5	$—	$3,456.0
Fees and other revenues	—	1,212.7	1,043.8	(302.6)	1,953.9
Net investment income	6.2	2,447.6	476.7	(2.1)	2,928.4
Net realized/unrealized capital gains (losses)	—	(59.6)	56.3	7.0	3.7
Total revenues	6.2	6,876.2	1,757.3	(297.7)	8,342.0
Expenses
Benefits, claims, and settlement expenses	—	4,379.2	358.3	(11.6)	4,725.9
Dividends to policyholders	—	221.9	—	—	221.9
Operating expenses	36.2	1,596.3	952.7	(269.2)	2,316.0
Total expenses	36.2	6,197.4	1,311.0	(280.8)	7,263.8

Income (loss) from continuing operations before income taxes	(30.0)	678.8	446.3	(16.9)	1,078.2

Income taxes (benefits)	(12.4)	170.6	101.7	0.4	260.3
Equity in the net income of subsidiaries	835.5	212.7	490.9	(1,539.1)	—

Net income	817.9	720.9	835.5	(1,556.4)	817.9
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$793.2	$720.9	$835.5	$(1,556.4)	$793.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations

For the nine months ended
September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,001.4	$205.0	$—	$3,206.4
Fees and other revenues	—	973.6	680.8	(266.9)	1,387.5
Net investment income	4.2	2,358.9	345.7	(14.2)	2,694.6
Net realized/unrealized capital gains (losses)	—	(28.7)	54.8	(3.0)	23.1
Total revenues	4.2	6,305.2	1,286.3	(284.1)	7,311.6
Expenses
Benefits, claims, and settlement expenses	—	3,911.7	327.8	(11.9)	4,227.6
Dividends to policyholders	—	217.4	—	—	217.4
Operating expenses	8.7	1,428.2	657.6	(228.7)	1,865.8
Total expenses	8.7	5,557.3	985.4	(240.6)	6,310.8

Income (loss) from continuing operations before income taxes	(4.5)	747.9	300.9	(43.5)	1,000.8

Income taxes (benefits)	(1.5)	166.1	63.3	1.5	229.4
Equity in the net income of subsidiaries, excluding discontinued operations	774.4	132.8	536.8	(1,444.0)	—
Income from continuing operations, net of related income taxes	771.4	714.6	774.4	(1,489.0)	771.4
Income from discontinued operations, net of related income taxes	0.5	0.5	0.5	(1.0)	0.5

Net income	771.9	715.1	774.9	(1,490.0)	771.9
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$747.2	$715.1	$774.9	$(1,490.0)	$747.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended
September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(14.5)	$2,417.9	$1,137.5	$(495.6)	$3,045.3
Investing activities
Available-for-sale securities:
Purchases	—	(7,448.6)	(590.1)	14.0	(8,024.7)
Sales	—	2,499.9	227.3	—	2,727.2
Maturities	—	3,204.8	225.3	—	3,430.1
Mortgage loans acquired or originated	—	(1,636.7)	(567.3)	84.7	(2,119.3)
Mortgage loans sold or repaid	—	1,317.3	182.0	(23.0)	1,476.3
Real estate acquired	—	(70.8)	(18.3)	—	(89.1)
Real estate sold	—	4.6	1.6	—	6.2
Net purchases of property and equipment	—	(36.5)	(27.7)	—	(64.2)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(69.1)	—	(69.1)
Dividends received from (contributions to) unconsolidated entities	506.3	(86.0)	456.3	(876.6)	—
Net change in other investments	—	(159.7)	(128.4)	181.5	(106.6)
Net cash provided by (used in) investing activities	506.3	(2,411.7)	(308.4)	(619.4)	(2,833.2)
Financing activities
Issuance of common stock	49.5	—	—	—	49.5
Acquisition of treasury stock	(436.2)	—	—	—	(436.2)
Proceeds from financing element derivatives	—	122.7	—	—	122.7
Payments for financing element derivatives	—	(107.0)	—	—	(107.0)
Excess tax benefits from share-based payment arrangements	—	4.5	2.1	—	6.6
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	10.4	95.3	(97.2)	8.5
Principal repayments of long-term debt	—		(42.7)	—	(42.7)
Net repayments of short-term borrowings	—	—	(62.3)	32.9	(29.4)
Dividends paid to parent	—	(456.3)	(420.3)	876.6	—
Investment contract deposits	—	6,824.8	—	—	6,824.8
Investment contract withdrawals	—	(6,427.5)	—	—	(6,427.5)
Net increase in banking operation deposits	—	—	811.2	—	811.2
Net cash provided by (used in) financing activities	(411.4)	(28.4)	383.3	812.3	755.8
Net increase (decrease) in cash and cash equivalents	80.4	(22.2)	1,212.4	(302.7)	967.9

Cash and cash equivalents at beginning of period	30.9	1,399.8	261.1	(101.0)	1,590.8
Cash and cash equivalents at end of period	$111.3	$1,377.6	$1,473.5	$(403.7)	$2,558.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended
September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(0.7)	$1,685.5	$433.0	$(67.9)	$2,049.9
Investing activities
Available-for-sale securities:
Purchases	—	(5,518.0)	(782.8)	13.2	(6,287.6)
Sales	—	786.2	314.8	—	1,101.0
Maturities	—	2,527.7	129.0	—	2,656.7
Mortgage loans acquired or originated	—	(1,538.8)	(313.5)	53.6	(1,798.7)
Mortgage loans sold or repaid	—	1,451.9	194.4	(57.7)	1,588.6
Real estate acquired	—	(11.9)	(9.5)	—	(21.4)
Real estate sold	—	0.3	22.6	—	22.9
Net purchases of property and equipment	—	(21.6)	(12.8)	—	(34.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(37.2)	—	(37.2)
Dividends received from (contributions to) unconsolidated entities	880.8	(314.1)	980.8	(1,547.5)	—
Net change in other investments	—	(76.4)	(12.7)	105.2	16.1
Net cash provided by (used in) investing activities	$880.8	$(2,714.7)	$473.1	$(1,433.2)	$(2,794.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows (continued)
For the nine months ended
September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Financing activities
Issuance of common stock	$51.6	$—	$—	$—	$51.6
Acquisition of treasury stock	(755.7)	—	—	—	(755.7)
Proceeds from financing element derivatives	—	126.3	—	—	126.3
Payments for financing element derivatives	—	(110.0)	—	—	(110.0)
Excess tax benefits from share-based payment arrangements	—	4.1	1.8	—	5.9
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	5.8	84.9	(89.4)	1.3
Principal repayments of long-term debt	—	(13.6)	(6.6)	—	(20.2)
Net repayments of short-term borrowings	—	—	(362.5)	2.8	(359.7)
Dividends paid to parent	—	(980.8)	(566.7)	1,547.5	—
Investment contract deposits	—	6,691.7	—	—	6,691.7
Investment contract withdrawals	—	(5,247.5)	—	—	(5,247.5)
Net increase in banking operation deposits	—	—	131.7	—	131.7
Net cash provided by (used in) financing activities	(720.6)	476.0	(717.4)	1,460.9	498.9
Discontinued operations
Net cash provided by operating activities	—	1.4	—	—	1.4
Net cash used in investing activities	—	(0.9)	—	—	(0.9)
Net cash provided by discontinued operations	—	0.5	—	—	0.5

Net increase (decrease) in cash and cash equivalents	159.5	(552.7)	188.7	(40.2)	(244.7)

Cash and cash equivalents at beginning of period	21.6	1,261.9	542.3	(184.5)	1,641.3
Cash and cash equivalents at end of period	$181.1	$709.2	$731.0	$(224.7)	$1,396.6
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$2.0	$—	$—	$2.0
At end of period	$—	$2.5	$—	$—	$2.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

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

The following tables set forth condensed consolidating financial information of Principal Financial Services, Inc. and PFG as of September 30, 2007, and December 31, 2006, and for the nine months ended September 30, 2007, and 2006.

Condensed Consolidating Statements of Financial Position
September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$45,868.5	$—	$45,868.5
Fixed maturities, trading	—	—	485.4	—	485.4
Equity securities, available-for-sale	—	—	380.3	—	380.3
Equity securities, trading	—	—	244.0	—	244.0
Mortgage loans	—	—	12,290.8	—	12,290.8
Real estate	—	—	908.2	—	908.2
Policy loans	—	—	844.3	—	844.3
Investment in unconsolidated entities	8,167.3	8,805.8	436.5	(16,973.1)	436.5
Other investments	8.6	29.3	1,413.5	(8.2)	1,443.2
Cash and cash equivalents	111.3	748.9	2,722.1	(1,023.6)	2,558.7
Accrued investment income	—	—	761.5	—	761.5
Premiums due and other receivables	—	1.7	902.9	0.1	904.7
Deferred policy acquisition costs	—	—	2,687.7	—	2,687.7
Property and equipment	—	—	450.8	—	450.8
Goodwill	—	—	370.9	—	370.9
Other intangibles	—	—	1,013.3	—	1,013.3
Separate account assets	—	—	82,280.5	—	82,280.5
Other assets	206.2	9.0	1,680.1	(206.7)	1,688.6
Total assets	$8,493.4	$9,594.7	$155,741.3	$(18,211.5)	$155,617.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Financial Position (continued)
September 30, 2007

Principal Financial Group, Inc. Parent Only

Principal Financial Services, Inc. Only

Principal Life Insurance Company and Other Subsidiaries Combined

Eliminations

Principal Financial Group, Inc. Consolidated

	(in millions)
Liabilities
Contractholder funds	$—	$—	$39,086.3	$—	$39,086.3
Future policy benefits and claims	—	—	18,091.6	—	18,091.6
Other policyholder funds	—	—	537.4	—	537.4
Short-term debt	—	—	423.1	(366.4)	56.7
Long-term debt	601.8	454.6	466.9	—	1,523.3
Income taxes currently payable (receivable)	(5.8)	(1.0)	3.2	5.6	2.0
Deferred income taxes	2.7	11.1	683.5	(9.6)	687.7
Separate account liabilities	—	—	82,280.5	—	82,280.5
Other liabilities	26.4	962.7	5,363.0	(868.0)	5,484.1
Total liabilities	625.1	1,427.4	146,935.5	(1,238.4)	147,749.6
Stockholders’ equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	3.8	—	23.6	(23.6)	3.8
Additional paid-in capital	8,250.8	7,740.6	7,106.0	(14,846.6)	8,250.8
Retained earnings	3,617.3	46.0	1,291.7	(1,337.7)	3,617.3
Accumulated other comprehensive income	388.4	380.7	386.5	(767.2)	388.4
Treasury stock, at cost	(4,392.1)	—	(2.0)	2.0	(4,392.1)
Total stockholders’ equity	7,868.3	8,167.3	8,805.8	(16,973.1)	7,868.3
Total liabilities and stockholders’ equity	$8,493.4	$9,594.7	$155,741.3	$(18,211.5)	$155,617.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
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
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended
September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,456.0	$—	$3,456.0
Fees and other revenues	—	—	1,962.8	(8.9)	1,953.9
Net investment income	6.2	2.1	2,919.8	0.3	2,928.4
Net realized/unrealized capital gains	—	2.5	1.2	—	3.7
Total revenues	6.2	4.6	8,339.8	(8.6)	8,342.0
Expenses
Benefits, claims, and settlement expenses	—	—	4,725.9	—	4,725.9
Dividends to policyholders	—	—	221.9	—	221.9
Operating expenses	36.2	30.3	2,258.1	(8.6)	2,316.0
Total expenses	36.2	30.3	7,205.9	(8.6)	7,263.8

Income (loss) from continuing operations before income taxes	(30.0)	(25.7)	1,133.9	—	1,078.2

Income taxes (benefits)	(12.4)	(8.5)	281.2	—	260.3
Equity in the net income of subsidiaries	835.5	852.7	—	(1,688.2)	—
Net income	817.9	835.5	852.7	(1,688.2)	817.9
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$793.2	$835.5	$852.7	$(1,688.2)	$793.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Operations
For the nine months ended
September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,206.4	$—	$3,206.4
Fees and other revenues	—	—	1,388.9	(1.4)	1,387.5
Net investment income	4.2	9.2	2,681.2	—	2,694.6
Net realized/unrealized capital gains (losses)	—	(0.5)	23.6	—	23.1
Total revenues	4.2	8.7	7,300.1	(1.4)	7,311.6
Expenses
Benefits, claims, and settlement expenses	—	—	4,227.6	—	4,227.6
Dividends to policyholders	—	—	217.4	—	217.4
Operating expenses	8.7	32.8	1,825.7	(1.4)	1,865.8
Total expenses	8.7	32.8	6,270.7	(1.4)	6,310.8

Income (loss) from continuing operations before income taxes	(4.5)	(24.1)	1,029.4	—	1,000.8

Income taxes (benefits)	(1.5)	(8.4)	239.3	—	229.4
Equity in the net income of subsidiaries, excluding discontinued operations	774.4	790.1	—	(1,564.5)	—
Income from continuing operations, net of related income taxes	771.4	774.4	790.1	(1,564.5)	771.4
Income from discontinued operations, net of related income taxes	0.5	0.5	0.5	(1.0)	0.5

Net income	771.9	774.9	790.6	(1,565.5)	771.9
Preferred stock dividends	24.7	—	—	—	24.7
Net income available to common stockholders	$747.2	$774.9	$790.6	$(1,565.5)	$747.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended
September 30, 2007

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(14.5)	$740.9	$2,705.2	$(386.3)	$3,045.3
Investing activities
Available-for-sale securities:
Purchases	—	49.6	(8,074.3)	—	(8,024.7)
Sales	—	13.4	2,713.8	—	2,727.2
Maturities	—	—	3,430.1	—	3,430.1
Mortgage loans acquired or originated	—	—	(2,119.3)	—	(2,119.3)
Mortgage loans sold or repaid	—	—	1,476.3	—	1,476.3
Real estate acquired	—	—	(89.1)	—	(89.1)
Real estate sold	—	—	6.2	—	6.2
Net purchases of property and equipment	—	—	(64.2)	—	(64.2)
Purchases of interests in subsidiaries, net of cash acquired	—	(75.0)	5.9	—	(69.1)
Dividends received from unconsolidated entities	506.3	403.3	—	(909.6)	—
Net change in other investments	—	4.3	(89.3)	(21.6)	(106.6)
Net cash provided by (used in) investing activities	506.3	395.6	(2,803.9)	(931.2)	(2,833.2)
Financing activities
Issuance of common stock	49.5	—	—	—	49.5
Acquisition of treasury stock	(436.2)	—	—	—	(436.2)
Proceeds from financing element derivatives	—	—	122.7	—	122.7
Payments for financing element derivatives	—	—	(107.0)	—	(107.0)
Excess tax benefits from share-based payment arrangements	—	—	6.6	—	6.6
Dividends to preferred stockholders	(24.7)	—	—	—	(24.7)
Issuance of long-term debt	—	—	8.5	—	8.5
Principal repayments of long-term debt	—	(10.5)	(32.2)	—	(42.7)
Net repayments of short-term borrowings	—	—	(14.3)	(15.1)	(29.4)
Dividends paid to parent	—	(506.3)	(403.3)	909.6	—
Investment contract deposits	—	—	6,824.8	—	6,824.8
Investment contract withdrawals	—	—	(6,427.5)	—	(6,427.5)
Net increase in banking operation deposits	—	—	811.2	—	811.2
Net cash provided by (used in) financing activities	(411.4)	(516.8)	789.5	894.5	755.8

Net increase (decrease) in cash and cash equivalents	80.4	619.7	690.8	(423.0)	967.9

Cash and cash equivalents at beginning of period	30.9	129.2	2,031.3	(600.6)	1,590.8
Cash and cash equivalents at end of period	$111.3	$748.9	$2,722.1	$(1,023.6)	$2,558.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

10. Condensed Consolidating Financial Information (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended
September 30, 2006

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(0.7)	$209.4	$2,061.3	$(220.1)	$2,049.9
Investing activities
Available-for-sale securities:
Purchases	—	48.2	(6,335.8)	—	(6,287.6)
Sales	—	3.1	1,097.9	—	1,101.0
Maturities	—	—	2,656.7	—	2,656.7
Mortgage loans acquired or originated	—	—	(1,798.7)	—	(1,798.7)
Mortgage loans sold or repaid	—	—	1,588.6	—	1,588.6
Real estate acquired	—	—	(21.4)	—	(21.4)
Real estate sold	—	—	22.9	—	22.9
Net purchases of property and equipment	—	—	(34.4)	—	(34.4)
Purchases of interest in subsidiaries, net of cash acquired	—	—	(37.2)	—	(37.2)
Dividends received from unconsolidated entities	880.8	984.7	—	(1,865.5)	—
Net change in other investments	—	29.4	7.6	(20.9)	16.1
Net cash provided by (used in) investing activities	880.8	1,065.4	(2,853.8)	(1,886.4)	(2,794.0)
Financing activities
Issuance of common stock	51.6	—	—	—	51.6
Acquisition of treasury stock	(755.7)	—	—	—	(755.7)
Proceeds from financing element derivatives	—	—	126.3	—	126.3
Payments for financing element derivatives	—	—	(110.0)	—	(110.0)
Excess tax benefits from share-based payment arrangements	—	—	5.9	—	5.9
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Issuance of long-term debt	—	—	1.4	(0.1)	1.3
Principal repayments of long-term debt	—	—	(20.3)	0.1	(20.2)
Net repayments of short-term borrowings	—	(350.0)	(287.8)	278.1	(359.7)
Dividends paid to parent	—	(880.8)	(984.7)	1,865.5	—
Investment contract deposits	—	—	6,691.7	—	6,691.7
Investment contract withdrawals	—	—	(5,247.5)	—	(5,247.5)
Net increase in banking operation deposits	—	—	131.7	—	131.7
Net cash provided by (used in) financing activities	(720.6)	(1,230.8)	306.7	2,143.6	498.9
Discontinued operations
Net cash provided by operating activities	—	—	1.4	—	1.4
Net cash used in investing activities	—	—	(0.9)	—	(0.9)
Net cash provided by discontinued operations	—	—	0.5	—	0.5

Net increase (decrease) in cash and cash equivalents	159.5	44.0	(485.3)	37.1	(244.7)

Cash and cash equivalents at beginning of period	21.6	701.3	1,822.4	(904.0)	1,641.3
Cash and cash equivalents at end of period	$181.1	$745.3	$1,337.1	$(866.9)	$1,396.6
Cash and cash equivalents of discontinued operations included above
At beginning of period	$—	$—	$2.0	$—	$2.0
At end of period	$—	$—	$2.5	$—	$2.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements (continued)
September 30, 2007
(Unaudited)

11. Subsequent Event

On October 29, 2007, our Board of Directors declared an annual common stock dividend of approximately $235.5 million, equal to $0.90 per share, payable on December 7, 2007, to common stockholders of record as of November 16, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2007, compared with December 31, 2006, and our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2006, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to the following: (1) a decline or increased volatility in the securities markets could result in investors withdrawing from the markets or decreasing their rates of investment, either of which could reduce our net income, revenues and assets under management; (2) our investment portfolio is subject to several risks which may diminish the value of our invested assets and the investment returns credited to our customers, which could reduce our sales, revenues, assets under management, and net income; (3) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (4) a downgrade in any of our ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, and impact existing liabilities, any of which could adversely affect our profitability and financial condition; (5) our efforts to reduce the impact of interest rate changes on our profitability and surplus may not be effective; (6) if we are unable to attract and retain sales representatives and develop new distribution sources, sales of our products and services may be reduced; (7) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (8) our reserves established for future policy benefits and claims may prove inadequate, requiring us to increase liabilities; (9) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (10) the pattern of amortizing our DPAC and other related actuarial balances on our SFAS No. 97 Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments products may change, impacting both the level of the asset and the timing of our operating earnings; (11) we may need to fund deficiencies in our Closed Block assets; (12) a pandemic, terrorist attack, or other catastrophic event could adversely affect our earnings; (13) our reinsurers could default on their obligations or increase their rates, which could adversely impact our earnings and profitability; (14) we may encounter difficulty integrating WM Advisors, Inc. and may incur substantial costs in connection with the integration; (15) changes in laws, regulations or accounting standards may reduce our profitability; (16) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (17) fluctuations in foreign currency exchange rates could reduce our profitability; and (18) applicable laws and our stockholder rights plan, certificate of incorporation and by-laws may discourage takeovers and business combinations that our stockholders might consider in their best interests.

Overview

We provide financial products and services through the following segments:

•                  U.S. Asset Management and Accumulation, which consists of our asset accumulation operations that provide retirement savings and related investment products and services, and our asset management operations conducted through Principal Global Investors. We provide a comprehensive portfolio of asset accumulation products and services to businesses and individuals in the U.S., with a concentration on small and medium-sized businesses, which we define as businesses with fewer than 1,000 employees. We offer businesses products and services for defined contribution pension plans, including 401(k) and 403(b) plans, defined benefit pension plans, non-qualified executive benefit plans, and employee stock ownership plan consulting services. We also offer annuities, mutual funds and bank products and services to the employees of our business customers and other individuals. Principal Global Investors offers an extensive range of equity, fixed income and real estate investments as well as specialized overlay and advisory services to institutional investors.

•                  International Asset Management and Accumulation, which consists of Principal International, offers retirement products and services, annuities, mutual funds, life insurance, and institutional asset management. We have operations in Brazil, Chile, China, Hong Kong, India, Malaysia, and Mexico.

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

Recent Event

Common Stockholder Dividend

On October 29, 2007, our Board of Directors declared an annual common stock dividend of approximately $235.5 million, equal to $0.90 per share, payable on December 7, 2007, to common stockholders of record as of November 16, 2007.

Transactions Affecting Comparability of Results of Operations

Acquisitions

We acquired the following businesses, among others, during 2007 and 2006:

Morley Financial Services, Inc. On August 31, 2007, we acquired Morley Financial Services, Inc. (“Morley Financial”) from Nationwide Mutual Insurance Company, for $75.0 million in cash, subject to closing adjustments. Morley Financial is a stable value asset manager with approximately $14.0 billion in institutional assets under management. The operations of Morley Financial are reported and consolidated in our U.S. Asset Management and Accumulation segment.

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

Principal Commercial Funding II. On October 24, 2005, Principal Real Estate Investors and U.S. Bank National Association announced that they agreed to create Principal Commercial Funding II, a jointly-owned business that competes in the commercial mortgage-backed securities (“CMBS”) market. Principal Real Estate Investors is the real estate investment arm of Principal Global Investors. U.S. Bank National Association is the principal banking subsidiary of U.S. Bancorp. The new company is the CMBS platform for both Principal Real Estate Investors and U.S. Bank National Association and focuses on securitizing commercial mortgages originated by both Principal Real Estate Investors and U.S. Bank National Association on its behalf. Principal Commercial Funding II began operations immediately, and began contributing collateral to securitizations during the first quarter of 2006. The operations of Principal Commercial Funding II are reported in our U.S. Asset Management and Accumulation segment using the equity method of accounting.

Dispositions

We entered into disposition agreements or disposed of the following businesses, among others, during 2007 and 2006:

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

Selected financial information for the discontinued operations is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

(in millions)

Total revenues	$—	$0.6	$—	$0.8

Income from discontinued operations:
Income before income taxes	$—	$0.6	$—	$0.8
Income taxes	—	0.2	—	0.3
Net income	$—	$0.4	$—	$0.5

Other

Principal Reinsurance Company of Vermont. In November 2006, Principal Life established a wholly owned reinsurance subsidiary, Principal Reinsurance Company of Vermont (“PVT”), which reinsures a portion of our universal life secondary or no-lapse guarantee provisions through an intercompany reinsurance agreement with Principal Life. Effective June 30, 2007, we amended our reinsurance agreement with PVT to include inforce and future policy issuances of a current term insurance product. The reinsurance agreement, which was accompanied by a third party letter of credit issued to PVT and guaranteed by PFG, allowed us to redeploy capital for other general corporate purposes.

Senior Note Issuance. During the fourth quarter 2006, we issued $600.0 million of senior notes from our shelf registration, which became effective on June 30, 2004. The notes bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated income from continuing operations. Our consolidated income from continuing operations was positively impacted by $2.0 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and positively impacted $3.4 million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures about Market Risk.”

Stock-Based Compensation Plans

Under the terms of our Stock-Based Compensation Plans, we currently grant nonqualified stock options, restricted stock units, and performance shares. Additionally, we have an employee stock purchase plan.

The compensation cost that was charged against income for the Stock-Based Compensation Plans was $14.2 million and $19.8 million, and the related income tax benefit recognized in the income statement was $4.7 million and $6.8 million for the three months ended September 30, 2007 and 2006, respectively. The compensation cost that was charged against income for the Stock-Based Compensation Plans was $48.2 million and $47.3 million, and the related income tax benefit recognized in the income statement was $15.7 million and $15.3 million for the nine months ended September 30, 2007 and 2006, respectively. For awards with graded vesting, we use an accelerated expense attribution method. The total compensation cost capitalized as part of the cost of an asset was $0.7 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively. The total compensation cost capitalized as part of the cost of an asset was $2.8 million and $2.4 million for the nine months ended September 30, 2007 and 2006, respectively.

The total compensation cost related to nonvested awards not yet recognized is $56.8 million. This compensation cost is expected to be recognized over a weighted average period of approximately 1.9 years.

Defined Benefit Pension Expense

The 2007 annual pension benefit expense for substantially all of our employees and certain agents is expected to be $24.0 million pre-tax, which is a $10.6 million decrease from the 2006 pre-tax pension expense of $34.6 million. This decrease is primarily due to the increase in discount rate. Approximately $6.0 million and $18.0 million of pre-tax pension expense were reflected in the determination of net income for the three and nine months ended September 30, 2007, respectively. In addition, approximately $6.0 million of pre-tax pension expense will be reflected in fourth quarter 2007. The discount rate used to develop the 2007 expense was raised to 6.15%, up from the 5.75% discount rate used to develop the 2006 expense. The expected long-term return on plan assets assumption remained at 8.25%.

Recent Accounting Pronouncements

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Revenues:
Premiums and other considerations	$1,171.4	$1,060.0	$3,456.0	$3,206.4
Fees and other revenues	738.5	465.3	1,953.9	1,387.5
Net investment income	1,028.9	931.0	2,928.4	2,694.6
Net realized/unrealized capital gains (losses)	(89.3)	(6.7)	3.7	23.1
Total revenues	2,849.5	2,449.6	8,342.0	7,311.6
Expenses:
Benefits, claims and settlement expenses	1,643.2	1,426.2	4,725.9	4,227.6
Dividends to policyholders	73.9	73.0	221.9	217.4
Operating expenses	800.9	619.5	2,316.0	1,865.8
Total expenses	2,518.0	2,118.7	7,263.8	6,310.8
Income from continuing operations before income taxes	331.5	330.9	1,078.2	1,000.8
Income taxes	91.0	72.1	260.3	229.4
Income from continuing operations, net of related income taxes	240.5	258.8	817.9	771.4
Income from discontinued operations, net of related income taxes	—	0.4	—	0.5
Net income	240.5	259.2	817.9	771.9
Preferred stock dividends	8.2	8.2	24.7	24.7
Net income available to common stockholders	$232.3	$251.0	$793.2	$747.2

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Premiums and other considerations increased $111.4 million, or 11%, to $1,171.4 million for the three months ended September 30, 2007, from $1,060.0 million for the three months ended September 30, 2006. The increase was primarily due to a $107.4 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in full-service payout sales of annuities with life contingencies and an increase in individual payout sales of annuities with life contingencies from certain distribution channels.

Fees and other revenues increased $273.2 million, or 59%, to $738.5 million for the three months ended September 30, 2007, from $465.3 million for the three months ended September 30, 2006. The increase was primarily due to a $248.6 million increase from the U.S. Asset Management and Accumulation segment resulting from higher management and distribution fees stemming from an increase in average assets under management primarily resulting from our December 31, 2006, acquisition of WM Advisors, Inc. This increase was also driven by our full-service accumulation business. A comprehensive assumption study was completed during the quarter that resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred revenue.

Net investment income increased $97.9 million, or 11%, to $1,028.9 million for the three months ended September 30, 2007, from $931.0 million for the three months ended September 30, 2006. The increase was primarily related to a $4,051.9 million, or 7%, increase in average invested assets and cash and an increase in the average annualized yield on invested assets and cash. The average annualized yield on invested assets and cash was 6.4% for the three months ended September 30, 2007, and 6.2% for the three months ended September 30, 2006.

Net realized/unrealized capital losses increased $82.6 million to $89.3 million for the three months ended September 30, 2007, from $6.7 million for the three months ended September 30, 2006. The increase was primarily due to higher mark to market losses on derivative activities and losses versus gains on the mark to market of trading equity securities.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the three months ended September 30, 2007.

	For the three months ended September 30, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments		Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(24.3)	$1.3	$105.2		$82.2
Fixed maturity securities, trading	—	3.3	—		3.3
Equity securities(2)	(0.8)	0.1	—		(0.7)
Equity securities, trading	—	(0.3)	—		(0.3)
Mortgage loans on real estate(3)	1.9	—	—		1.9
Derivatives	—	—	(172.4)		(172.4)
Other(4)	—	(1.0)	(2.3)		(3.3)
Total	$(23.2)	$3.4	$(69.5	)(5)	$(89.3)

(1)                                 Impairments include $4.8 million of credit impairment write-downs and $0.3 million in realized credit recoveries on the sale of previously impaired assets.  Credit losses include $19.7 million in realized losses and $0.6 million in realized gains related to credit triggered sales.

(2)                                 Impairments include $1.1 million of credit impairment write-downs and $0.3 million in realized credit recoveries on the sale of previously impaired assets.

(3)                                 Impairments include $2.7 million in realized gains that resulted from the sale of a commercial mortgage loan for which we had credit concerns and a $0.8 million increase in the commercial mortgage valuation allowance.

(4)                                 Other gains (losses) include mark to market of net realized/unrealized gains on certain seed money investments.

(5)                                 The net impact relates primarily to the mark to market on derivative contracts for which we do not seek hedge accounting and the mark to market of credit default swaps.

Benefits, claims and settlement expenses increased $217.0 million, or 15%, to $1,643.2 million for the three months ended September 30, 2007, from $1,426.2 million for the three months ended September 30, 2006. The increase was due to a $149.7 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in reserves resulting from higher sales of our payout annuities with life contingencies in our individual annuities and full-service payout businesses. The increase also reflected a $39.5 million increase from the International Asset Management and Accumulation segment, primarily due to higher interest credited to customers.

Dividends to policyholders increased $0.9 million, or 1%, to $73.9 million for the three months ended September 30, 2007, from $73.0 million for the three months ended September 30, 2006. The increase was primarily due to a $0.7 million increase in the Life and Health segment due to a 2007 dividend scale change for our individual life insurance business.

Operating expenses increased $181.4 million, or 29%, to $800.9 million for the three months ended September 30, 2007, from $619.5 million for the three months ended September 30, 2006. The increase reflected a $169.7 million increase from the U.S. Asset Management and Accumulation segment, primarily due to a comprehensive assumption study that was completed during the quarter which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred expenses and due to increased operating expenses as a result of our December 31, 2006, acquisition of WM Advisors, Inc.

Income taxes increased $18.9 million, or 26%, to $91.0 million for the three months ended September 30, 2007, from $72.1 million for the three months ended September 30, 2006. The effective income tax rate was 27% for the three months ended September 30, 2007 and 22% for the three months ended September 30, 2006. The effective income tax rate for the three months ended September 30, 2007, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. The effective income tax rate for the three months ended September 30, 2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, tax refinements in Mexico, and interest exclusion from taxable income. The increase in the effective income tax rate to

27% for the three months ended September 30, 2007, from 22% for the three months ended September 30, 2006, was primarily due to tax refinements related to prior years.

As a result of the foregoing factors and the inclusion of income from discontinued operations for 2006, net of related income taxes, net income decreased $18.7 million, or 7%, to $240.5 million for the three months ended September 30, 2007, from $259.2 million for the three months ended September 30, 2006.

Net income available to common stockholders decreased $18.7 million, or 7%, to $232.3 million for the three months ended September 30, 2007, from $251.0 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Premiums and other considerations increased $249.6 million, or 8%, to $3,456.0 million for the nine months ended September 30, 2007, from $3,206.4 million for the nine months ended September 30, 2006. The increase was primarily due to a $199.2 million increase from the U.S. Asset Management and Accumulation segment, primarily a result of an increase in full-service payout sales of annuities with life contingencies and an increase in individual payout sales of annuities with life contingencies from certain distribution channels. The increase also reflected a $79.2 million increase from the Life and Health Insurance segment, primarily related to solid sales and retention in our specialty benefits business.

Fees and other revenues increased $566.4 million, or 41%, to $1,953.9 million for the nine months ended September 30, 2007, from $1,387.5 million for the nine months ended September 30, 2006. The increase was primarily due to a $527.9 million increase from the U.S. Asset Management and Accumulation segment primarily related to higher management and distribution fees stemming from an increase in average assets under management primarily resulting from our December 31, 2006, acquisition of WM Advisors, Inc. This increase was also driven by our full-service accumulation business. A comprehensive assumption study was completed during the quarter that resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred revenue.

Net investment income increased $233.8 million, or 9%, to $2,928.4 million for the nine months ended September 30, 2007, from $2,694.6 million for the nine months ended September 30, 2006. The increase was primarily related to a $3,698.6 million, or 6%, increase in average invested assets and cash and an increase in the average annualized yield on invested assets and cash. The average annualized yield on invested assets and cash was 6.1% for the nine months ended September 30, 2007, and 6.0% for the nine months ended September 30, 2006.

Net realized/unrealized capital gains decreased $19.4 million to $3.7 million for the nine months ended September 30, 2007, from $23.1 million for the nine months ended September 30, 2006. The decrease was primarily due to lower gains in 2007 compared to 2006 on sales of an equity method investment.

The following table highlights the contributors to net realized/unrealized capital gains and losses for the nine months ended September 30, 2007.

	For the nine months ended September 30, 2007
	Impairments and credit losses	Other gains (losses)	Hedging adjustments	Net realized/ unrealized capital gains (losses)
	(in millions)
Fixed maturity securities(1)	$(52.8)	$15.2	$30.9	$(6.7)
Fixed maturity securities, trading	—	(3.0)	—	(3.0)
Equity securities(2)	0.2	5.3	—	5.5
Equity securities, trading	—	16.2	—	16.2
Mortgage loans on real estate(3)	0.7	—	—	0.7
Derivatives	—	—	(76.3)	(76.3)
Other(4)	—	41.9	25.4	67.3
Total	$(51.9)	$75.6	$(20.0)	$3.7

(1)                                 Impairments include $8.2 million of credit impairment write-downs and $8.1 million in realized credit recoveries on the sale of previously impaired assets. Certain fixed maturity securities moved into a loss position during the second quarter of 2007, and we determined that we did not have the ability and intent to hold these securities. As a result, we recognized impairment losses on these securities of $24.5 million, net of recoveries on the subsequent sale, primarily due to a change in interest rates. Credit losses include $29.7 million in realized losses and $2.0 million in realized gains related to credit triggered sales.

(2)                                 Impairments include $1.1 million of credit impairment write-downs and $1.3 million in realized credit recoveries on the sale of previously impaired assets.

(3)                                 Impairments include $2.7 million in realized gains that resulted from the sale of a commercial mortgage loan for which we had credit concerns and a $2.0 million increase in the commercial mortgage valuation allowance.

(4)                                 Other gains (losses) include a $24.6 million realized gain on the sale of stock of an equity method investment and mark to market of net realized/unrealized gains on certain seed money investments.

Benefits, claims and settlement expenses increased $498.3 million, or 12%, to $4,725.9 million for the nine months ended September 30, 2007, from $4,227.6 million for the nine months ended September 30, 2006. The increase was due to a $315.1 million increase from the U.S. Asset Management and Accumulation segment, primarily reflecting an increase in reserves resulting from higher sales of our payout annuities with life contingencies in our individual annuities and full-service payout businesses. The increase also reflected a $156.2 million increase from the Life and Health Insurance segment, primarily due to growth and increased loss ratios in our specialty benefits business and higher claim costs in our health insurance business.

Dividends to policyholders increased $4.5 million, or 2%, to $221.9 million for the nine months ended September 30, 2007, from $217.4 million for the nine months ended September 30, 2006. The increase was due to a $2.4 million increase from the Life and Health segment due to a 2007 dividend scale change for our individual life insurance business. The increase was also due to a $2.1 million increase from the U.S. Asset Management and Accumulation segment primarily due to an increase in dividends for our participating pension full-service accumulation products.

Operating expenses increased $450.2 million, or 24%, to $2,316.0 million for the nine months ended September 30, 2007, from $1,865.8 million for the nine months ended September 30, 2006. The increase reflected a $402.7 million increase from the U.S. Asset Management and Accumulation segment, primarily due to our December 31, 2006, acquisition of WM Advisors, Inc. and a comprehensive assumption study that was completed during the quarter which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred expenses. The increase was also due to an increase in staff and infrastructure needed to support the growth within Principal Global Investors.

Income taxes increased $30.9 million, or 13%, to $260.3 million for the nine months ended September 30, 2007, from $229.4 million for the nine months ended September 30, 2006. The effective income tax rate was 24% and 23% for the nine months ended September 30, 2007 and 2006, respectively. The effective income tax rate for the nine months ended September 30, 2007, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received. The effective income tax rate for the nine months ended September 30, 2006, was lower than the corporate income tax rate of 35% primarily due to income tax deductions allowed for corporate dividends received, a favorable court ruling on a contested IRS issue for 1991 and later years, and interest exclusion from taxable income.

As a result of the foregoing factors and the inclusion of income from discontinued operations for 2006, net of related income taxes, net income increased $46.0 million, or 6%, to $817.9 million for the nine months ended September 30, 2007, from $771.9 million for the nine months ended September 30, 2006.

Net income available to common stockholders increased $46.0 million, or 6%, to $793.2 million for the nine months ended September 30, 2007, from $747.2 million for the nine months ended September 30, 2006.

Results of Operations by Segment

We use segment operating earnings in goal setting, as a basis in determining employee compensation, and in evaluating performance on a basis comparable to that used by securities analysts. Segment operating earnings are determined by adjusting U.S. GAAP net income available to common stockholders for net realized/unrealized capital gains and losses, as adjusted, and other after-tax adjustments we believe are not indicative of overall operating trends. Note that other after-tax adjustments have occurred in the past and could recur in future reporting periods. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of segment operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, ongoing operations of our businesses.

The following table presents segment information as of or for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating revenues by segment:
U.S. Asset Management and Accumulation	$1,509.8	$1,111.3	$4,178.0	$3,299.4
International Asset Management and Accumulation	224.6	169.2	540.9	476.8
Life and Health Insurance	1,211.6	1,183.4	3,635.5	3,526.1
Corporate and Other(1)	(7.2)	(7.6)	(6.4)	(13.5)
Total segment operating revenues	2,938.8	2,456.3	8,348.0	7,288.8
Add:
Net realized/unrealized capital gains (losses), net of related revenue adjustments(2)	(89.3)	(6.1)	(6.0)	23.6
Subtract:
Operating revenues from a discontinued real estate investment	—	0.6	—	0.8
Total revenues per consolidated statements of operations	$2,849.5	$2,449.6	$8,342.0	$7,311.6

Operating earnings (loss) by segment, net of related income taxes:
U.S. Asset Management and Accumulation	$211.9	$157.4	$587.0	$466.4
International Asset Management and Accumulation	39.3	23.2	85.3	56.9
Life and Health Insurance	73.4	82.0	179.0	217.6
Corporate and Other	(11.7)	(7.9)	(18.7)	(20.8)
Total segment operating earnings, net of related income taxes	312.9	254.7	832.6	720.1
Net realized/unrealized capital gains (losses), as adjusted(2)	(59.4)	(3.7)	(18.2)	8.3
Other after-tax adjustments(3)	(21.2)	—	(21.2)	18.8
Net income available to common stockholders per consolidated statements of operations	$232.3	$251.0	$793.2	$747.2

	September 30, 2007	December 31, 2006
	(in millions)
Assets by segment:
U.S. Asset Management and Accumulation(4)	$129,120.8	$117,950.0
International Asset Management and Accumulation	9,021.3	8,101.0
Life and Health Insurance	14,910.1	14,364.5
Corporate and Other(5)	2,565.7	3,242.6
Total consolidated assets	$155,617.9	$143,658.1

(1)                                 Includes inter-segment eliminations primarily related to internal investment management fee revenues and commission fee revenues paid to U.S. Asset Management and Accumulation agents for selling Life and Health Insurance segment insurance products.

(2)                                 Net realized/unrealized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Net realized/unrealized capital gains (losses)	$(89.3)	$(6.7)	$3.7	$23.1
Periodic settlements and accruals on non-hedge derivatives(6)	(5.4)	—	(14.9)	—
Certain market value adjustments to fee revenues	(2.5)	0.1	(3.5)	(1.1)
Recognition of front-end fee revenues	7.9	0.5	8.7	1.6
Net realized/unrealized capital gains (losses), net of related revenue adjustments	(89.3)	(6.1)	(6.0)	23.6
Amortization of deferred policy acquisition and sales inducement costs related to net realized capital gains (losses)	(6.0)	5.1	(4.9)	3.9
Capital (gains) losses distributed	2.9	(2.2)	(7.7)	(5.8)
Minority interest capital (gains) losses	0.2	(3.0)	(6.7)	(4.8)
Net realized/unrealized capital gains (losses), including recognition of front-end fee revenues and certain market value adjustments to fee revenues, net of related amortization of deferred policy acquisition costs and sales inducement costs, capital (gains) losses distributed, and minority interest capital (gains) losses	(92.2)	(6.2)	(25.3)	16.9
Income tax effect	32.8	2.5	7.1	(8.6)
Net realized/unrealized capital gains (losses), as adjusted	$(59.4)	$(3.7)	$(18.2)	$8.3

(3)                                 For the three and nine months ended September 30, 2007, other after-tax adjustments of $21.2 million included the negative effect of tax refinements related to prior years.

For the nine months ended September 30, 2006, other after-tax adjustments of $18.8 million included the positive effect of a favorable court ruling on a contested IRS issue for 1991 and later years.

(4)                                 U.S. Asset Management and Accumulation separate account assets include shares of our stock allocated to a separate account, a result of our demutualization. The value of the separate account was $713.1 million and $768.4 million as of September 30, 2007, and December 31, 2006, respectively. Changes in the fair value of the separate account are reflected in both separate account assets and separate account liabilities.

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

(6)                                 The amounts in periods prior to June 30, 2007, were not material.

U.S. Asset Management and Accumulation Segment

U.S. Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Asset Management and Accumulation segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating Earnings Data:
Operating revenues:
Premiums and other considerations	$203.6	$96.2	$534.9	$335.7
Fees and other revenues	589.7	345.9	1,542.2	1,019.0
Net investment income	716.5	669.2	2,100.9	1,944.7
Total operating revenues	1,509.8	1,111.3	4,178.0	3,299.4
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	745.3	594.9	2,079.8	1,762.0
Operating expenses	481.6	312.7	1,333.3	937.1
Total expenses	1,226.9	907.6	3,413.1	2,699.1
Operating earnings before income taxes	282.9	203.7	764.9	600.3
Income taxes	71.0	46.3	177.9	133.9
Operating earnings	211.9	157.4	587.0	466.4
Net realized/unrealized capital losses, as adjusted	(63.1)	(14.0)	(45.1)	(18.5)

U.S. GAAP Reported:
Net income available to common stockholders	$148.8	$143.4	$541.9	$447.9

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Premiums and other considerations increased $107.4 million to $203.6 million for the three months ended September 30, 2007, from $96.2 million for the three months ended September 30, 2006. The increase primarily resulted from a $60.7 million increase in full-service payout sales of annuities with life contingencies. In addition, our individual payout annuity premiums and other considerations increased $46.7 million primarily due to increased sales of annuities with life contingencies from certain distribution channels.

Fees and other revenues increased $243.8 million, or 70%, to $589.7 million for the three months ended September 30, 2007, from $345.9 million for the three months ended September 30, 2006. The increase primarily resulted from a $133.5 million increase in our full-service accumulation business due to a comprehensive assumption study that was completed during the quarter which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred revenue. In addition, fees and other revenues in Principal Funds, our mutual fund business, increased $84.1 million primarily due to higher management and distribution fees stemming from an increase in average assets under management resulting from our December 31, 2006, acquisition of WM Advisors, Inc. Furthermore, Principal Global Investors fees and other revenues increased $34.5 million primarily due to an increase in management fees resulting from growth in assets under management across all asset classes including the impact from the WM Advisors, Inc. acquisition.

Net investment income increased $47.3 million, or 7%, to $716.5 million for the three months ended September 30, 2007, from $669.2 million for the three months ended September 30, 2006. The increase reflects a $2,947.6 million, or 7%, increase in average invested assets and cash for the segment. The average annualized yield on invested assets and cash was 5.9% for both the three months ended September 30, 2007 and 2006.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $150.4 million, or 25%, to $745.3 million for the three months ended September 30, 2007, from $594.9 million for the three months ended September 30, 2006. The increase primarily resulted from a $68.7 million increase in our individual annuities business due to an increase in reserves resulting from higher sales of our payout annuities with life contingencies and, to a lesser extent, an increase in cost of interest credited resulting from a growing block of fixed deferred annuities. In addition, full-service payout benefits, claims and settlement expenses increased $62.0 million primarily due to an increase in reserves resulting from an increase in sales of annuities with life contingencies.

Operating expenses increased $168.9 million, or 54%, to $481.6 million for the three months ended September 30, 2007, from $312.7 million for the three months ended September 30, 2006. The increase primarily resulted from a $79.8 million increase in our full-service accumulation business primarily due to a comprehensive assumption study that was completed during the quarter which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred expenses. In addition, operating expenses in Principal Funds, our mutual fund business, increased $63.5 million primarily due to our December 31, 2006, acquisition of WM Advisors, Inc. Furthermore, Principal Global Investors operating expenses increased $20.5 million primarily due to higher costs associated with an increase in staff and infrastructure needed to support the growth in the business and the impact from the WM Advisors, Inc. acquisition.

Income taxes increased $24.7 million, or 53%, to $71.0 million for the three months ended September 30, 2007, from $46.3 million for the three months ended September 30, 2006. The effective income tax rate for this segment was 25% for the three months ended September 30, 2007, and 23% for the three months ended September 30, 2006. The effective income tax rates for the three months ended September 30, 2007 and 2006 were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $54.5 million, or 35%, to $211.9 million for the three months ended September 30, 2007, from $157.4 million for the three months ended September 30, 2006.

Net realized/unrealized capital losses, as adjusted, increased $49.1 million to $63.1 million for the three months ended September 30, 2007, from $14.0 million for the three months ended September 30, 2006. The increase is primarily due to higher mark to market losses on derivative activities.

As a result of the foregoing factors, net income available to common stockholders increased $5.4 million, or 4%, to $148.8 million for the three months ended September 30, 2007, from $143.4 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Premiums and other considerations increased $199.2 million, or 59%, to $534.9 million for the nine months ended September 30, 2007, from $335.7 million for the nine months ended September 30, 2006. The increase primarily resulted from a $122.6 million increase in full-service payout sales of annuities with life contingencies. In addition, our individual payout annuity premiums and other considerations increased $76.6 million primarily due to increased sales of annuities with life contingencies from certain distribution channels.

Fees and other revenues increased $523.2 million, or 51%, to $1,542.2 million for the nine months ended September 30, 2007, from $1,019.0 million for the nine months ended September 30, 2006. The increase primarily resulted from a $262.3 million increase in Principal Funds, our mutual fund business, due to higher management and distribution fees stemming from an increase in average assets under management resulting from our December 31, 2006, acquisition of WM Advisors, Inc. In addition, full-service accumulation fees and other revenues increased $188.3 million primarily due to a comprehensive assumption study that was completed during the quarter which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred revenue. Furthermore, Principal Global Investors fees and other revenues increased $97.0 million primarily due to an increase in management fees resulting from growth in assets under management across all asset classes including the impact of the WM Advisors, Inc. acquisition.

Net investment income increased $156.2 million, or 8%, to $2,100.9 million for the nine months ended September 30, 2007, from $1,944.7 million for the nine months ended September 30, 2006. The increase reflects a $3,111.8 million, or 7%, increase in average invested assets and cash for the segment. The average annualized yield on invested assets and cash was 5.8% for both the nine months ended September 30, 2007 and 2006.

Benefits, claims and settlement expenses, including dividends to policyholders, increased $317.8 million, or 18%, to $2,079.8 million for the nine months ended September 30, 2007, from $1,762.0 million for the nine months ended September 30, 2006. The increase primarily resulted from a $125.6 million increase in our individual annuities business primarily due to an increase in reserves resulting from higher sales related to our payout annuities with life contingencies and, to a lesser extent, an increase in cost of interest credited resulting from a growing block of fixed deferred annuities. In addition, full-service payout benefits, claims and settlement expenses increased $119.7 million due to an increase in reserves resulting from an increase in sales of payout annuities with life contingencies. Furthermore, investment only benefits, claims and settlement expenses increased $64.5 million due to an increase in cost of interest credited on this block of business resulting from an increase in account values as well as higher crediting rates.

Operating expenses increased $396.2 million, or 42%, to $1,333.3 million for the nine months ended September 30, 2007, from $937.1 million for the nine months ended September 30, 2006. The increase primarily resulted from a $202.0 million increase in Principal Funds, our mutual fund business, due to our December 31, 2006, acquisition of WM Advisors, Inc. In addition, full-service accumulation operating expenses increased $104.9 million primarily due to a comprehensive assumption study that was completed during the quarter which resulted in the unlocking of our unearned revenue and DPAC assumptions and led to the recognition of previously deferred expenses. Furthermore, Principal Global Investors operating expenses increased $72.7 million primarily due to higher costs associated with an increase in staff and infrastructure needed to support the growth in the business and the impact from the WM Advisors, Inc. acquisition.

Income taxes increased $44.0 million, or 33%, to $177.9 million for the nine months ended September 30, 2007, from $133.9 million for the nine months ended September 30, 2006. The effective income tax rate for this segment was 23% for the nine months ended September 30, 2007, and 22% for the nine months ended September 30, 2006. The effective income tax rates for the nine months ended September 30, 2007 and 2006 were lower than the corporate income tax rate of 35%, as a result of income tax deductions allowed for corporate dividends received and interest exclusion from taxable income.

As a result of the foregoing factors, operating earnings increased $120.6 million, or 26%, to $587.0 million for the nine months ended September 30, 2007, from $466.4 million for the nine months ended September 30, 2006.

Net realized/unrealized capital losses, as adjusted, increased $26.6 million to $45.1 million for the nine months ended September 30, 2007, from $18.5 million for the nine months ended September 30, 2006. The increase is primarily due to higher mark to market losses on derivative activities.

As a result of the foregoing factors, net income available to common stockholders increased $94.0 million, or 21%, to $541.9 million for the nine months ended September 30, 2007, from $447.9 million for the nine months ended September 30, 2006.

International Asset Management and Accumulation Segment

International Asset Management and Accumulation Segment Summary Financial Data

The following table presents certain summary financial data of the International Asset Management and Accumulation segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(in millions)
Operating Earnings Data:
Operating revenues:
Premiums and other considerations	$56.1	$57.0	$159.3	$188.3
Fees and other revenues	35.1	29.3	97.9	85.0
Net investment income	133.4	82.9	283.7	203.5
Total operating revenues	224.6	169.2	540.9	476.8
Expenses:
Benefits, claims and settlement expenses	153.5	114.0	348.7	320.1
Operating expenses	25.1	39.8	96.9	102.3
Total expenses	178.6	153.8	445.6	422.4
Operating earnings before income taxes	46.0	15.4	95.3	54.4
Income taxes (benefits)	6.7	(7.8)	10.0	(2.5)
Operating earnings	39.3	23.2	85.3	56.9
Net realized/unrealized capital gains (losses), as adjusted	3.2	2.5	3.7	(1.4)

U.S. GAAP Reported:
Net income available to common stockholders	$42.5	$25.7	$89.0	$55.5

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Premiums and other considerations decreased $0.9 million, or 2%, to $56.1 million for the three months ended September 30, 2007, from $57.0 million for the three months ended September 30, 2006. The decrease primarily resulted from a $7.4 million decrease in Mexico due to decreased sales of single premium annuities with life contingencies. Partially offsetting the decrease was an increase of $4.6 million in Chile due to increased sales of single premium annuities with life contingencies, as well as an increase of $1.9 million due to the strengthening of the Chilean peso versus the U.S. dollar.

Fees and other revenues increased $5.8 million, or 20%, to $35.1 million for the three months ended September 30, 2007, from $29.3 million for the three months ended September 30, 2006. Fees and other revenues in Hong Kong, India, and Chile increased $4.7 million primarily due to growth in assets under management.

Net investment income increased $50.5 million, or 61%, to $133.4 million for the three months ended September 30, 2007, from $82.9 million for the three months ended September 30, 2006. The increase was primarily due to an increase in the annualized yield on average invested assets and cash excluding our equity method investments, which was 14.1% for the three months ended September 30, 2007, compared to 10.1% for the three months ended September 30, 2006. This reflects higher yields on fixed maturity securities and residential mortgage loans in Chile. In addition, the increase was related to a $467.8 million, or 16%, increase in average invested assets and cash, excluding our equity method investments.

Benefits, claims and settlement expenses increased $39.5 million, or 35%, to $153.5 million for the three months ended September 30, 2007, from $114.0 million for the three months ended September 30, 2006. In Chile, an increase of $42.3 million was primarily due to higher interest credited to customers, as well as a $3.6 million increase due to the strengthening of the Chilean peso versus the U.S. dollar. Partially offsetting the increase was a decrease of $6.8 million in Mexico due to a lower reserve expense due to decreased sales of single premium annuities with life contingencies.

Operating expenses decreased $14.7 million, or 37%, to $25.1 million for the three months ended September 30, 2007, from $39.8 million for the three months ended September 30, 2006. Mexico operating expenses decreased $20.2 million primarily due to net unlocking adjustments of DPAC and present value of future profits (“PVFP”) related to newly enacted legislation and lower staff related costs. Partially offsetting this decrease was an increase of $3.0 million in Chile operating expense primarily due to higher DPAC and PVFP amortization coupled with higher compensation costs. In addition, Hong Kong operating expenses increased $1.6 million primarily due to higher compensation costs, advertising expenses, and increases in commissions and other fee expense.

Income taxes increased $14.5 million to $6.7 million for the three months ended September 30, 2007, from a tax benefit of $7.8 million for the three months ended September 30, 2006. The effective tax rate for this segment was 14% and negative 50% for the three months ended September 30, 2007 and 2006, respectively. The effective income tax rate for the three months ended September 30, 2007, was lower than the corporate income tax rate of 35% primarily due to taxes on our share of earnings generated from our equity method investments that are included in net investment income and due to the lower tax rates of foreign jurisdictions. The effective income tax rate for the three months ended September 30, 2006, was lower than the corporate income tax rate of 35% primarily due to tax refinements in Mexico and taxes on our share of earnings generated from our equity method investments that are included in net investment income.

As a result of the foregoing factors, operating earnings increased $16.1 million, or 69%, to $39.3 million for the three months ended September 30, 2007, from $23.2 million for the three months ended September 30, 2006.

Net realized/unrealized capital gains, as adjusted, increased $0.7 million, or 28%, to $3.2 million for the three months ended September 30, 2007, from $2.5 million for the three months ended September 30, 2006. The increase is primarily due to higher mark-to-market gains on derivatives in Chile that are held to more effectively match the invested asset portfolio to our policyholder liability risks.

As a result of the foregoing factors, net income available to common stockholders increased $16.8 million, or 65%, to $42.5 million for the three months ended September 30, 2007, from $25.7 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Premiums and other considerations decreased $29.0 million, or 15%, to $159.3 million for the nine months ended September 30, 2007, from $188.3 million for the nine months ended September 30, 2006. A decrease of $29.7 million primarily resulted from decreased sales of single premium annuities with life contingencies in Chile and Mexico.

Fees and other revenues increased $12.9 million, or 15%, to $97.9 million for the nine months ended September 30, 2007, from $85.0 million for the nine months ended September 30, 2006. Fees and other revenues in Hong Kong, India, and Chile increased $10.2 million primarily due to growth in assets under management.

Net investment income increased $80.2 million, or 39%, to $283.7 million for the nine months ended September 30, 2007, from $203.5 million for the nine months ended September 30, 2006. The increase was due to an increase in the annualized yield on average invested assets and cash excluding our equity method investments, which was 9.6% for the nine months ended September 30, 2007, compared to 7.9% for the nine months ended September 30, 2006. In addition, the increase was related to a $370.5 million, or 13%, increase in average invested assets and cash, excluding our equity method investments.

Benefits, claims and settlement expenses increased $28.6 million, or 9%, to $348.7 million for the nine months ended September 30, 2007, from $320.1 million for the nine months ended September 30, 2006. In Chile, an increase of $44.3 million was primarily due to higher interest credited to customers which was partially offset by a lower increase in reserves due to decreased sales of single premium annuities with life contingencies. The increase in benefits, claims, and settlement expenses was partially offset by a $17.5 million decrease in Mexico due to a lower reserve expense due to decreased sales of single premium annuities with life contingencies.

Operating expenses decreased $5.4 million, or 5%, to $96.9 million for the nine months ended September 30, 2007, from $102.3 million for the nine months ended September 30, 2006. Mexico operating expenses decreased $16.9 million primarily due to net unlocking adjustments of DPAC and PVFP related to newly enacted legislation and lower staff related costs in 2007. Partially offsetting the decrease was a $4.7 million increase in Chile due to higher amortization of DPAC and PVFP, higher interest expense due in part to increased short-term debt outstanding. In addition, Hong Kong operating expenses increased $3.4 million primarily due to increases in staff related costs, commissions and other fee expense, and advertising expenses.

Income taxes increased $12.5 million to $10.0 million for the nine months ended September 30, 2007, from a $2.5 million tax benefit for the nine months ended September 30, 2006. The effective tax rates for this segment were 10% and negative 5% for the nine months ended September 30, 2007 and 2006, respectively. The effective income tax rate for the nine months ended September 30, 2007, was lower than the corporate income tax rate of 35% primarily as a result of taxes on our share of earnings generated from our equity method investments that are included in net investment income and due to the lower tax rates of foreign jurisdictions. The effective income tax rate for the nine months ended September 30, 2006, was lower than the corporate income tax rate of 35% primarily as a result of taxes on our share of earnings generated from our equity method investments that are included in net investment income and tax refinements in Mexico.

As a result of the foregoing factors, operating earnings increased $28.4 million, or 50%, to $85.3 million for the nine months ended September 30, 2007, from $56.9 million for the nine months ended September 30, 2006.

Net realized/unrealized capital gains, as adjusted, increased $5.1 million to $3.7 million for the nine months ended September 30, 2007, from $1.4 million of net realized/unrealized capital losses for the nine months ended September 30, 2006. The increase in net realized/unrealized capital gains is due to higher net realized gains on sales of fixed maturities. In addition, net realized/unrealized gains on derivatives increased in Chile. These derivatives are held to more effectively match the invested asset portfolio to our policyholder liability risks.

As a result of the foregoing factors, net income available to common stockholders increased $33.5 million, or 60%, to $89.0 million for the nine months ended September 30, 2007, from $55.5 million for the nine months ended September 30, 2006.

Life and Health Insurance Segment

Life and Health Insurance Segment Summary Financial Data

The following table presents certain summary financial data relating to the Life and Health Insurance segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)
Operating Earnings Data:
Operating revenues:
Premiums and other considerations	$910.3	$905.6	$2,757.8	$2,678.6
Fees and other revenues	126.3	106.7	362.7	331.5
Net investment income	175.0	171.1	515.0	516.0
Total operating revenues	1,211.6	1,183.4	3,635.5	3,526.1
Expenses:
Benefits, claims and settlement expenses	748.3	719.9	2,308.0	2,151.8
Dividends to policyholders	73.3	72.6	219.9	217.5
Operating expenses	280.4	267.8	841.5	829.2
Total expenses	1,102.0	1,060.3	3,369.4	3,198.5
Operating earnings before income taxes	109.6	123.1	266.1	327.6
Income taxes	36.2	41.1	87.1	110.0
Operating earnings	73.4	82.0	179.0	217.6
Net realized/unrealized capital gains (losses), as adjusted	0.8	0.9	(3.1)	(4.1)

U.S. GAAP Reported:
Net income available to common stockholders	$74.2	$82.9	$175.9	$213.5

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Premiums and other considerations increased $4.7 million, or 1%, to $910.3 million for the three months ended September 30, 2007, from $905.6 million for the three months ended September 30, 2006. Specialty benefits insurance premiums increased $35.4 million due to solid sales and retention. Partially offsetting this increase was a $26.8 million decrease from our health insurance division due to a decrease in average covered medical members offset in part by higher premium per member. In addition, there was a $3.9 million decrease in premiums from our individual life insurance business, primarily resulting from the continuation of a shift in marketing emphasis to universal and variable universal life insurance products from traditional life insurance products. Unlike traditional premium-based products, individual universal and variable universal life insurance premiums are not reported as U.S. GAAP revenue.

Fees and other revenues increased $19.6 million, or 18%, to $126.3 million for the three months ended September 30, 2007, from $106.7 million for the three months ended September 30, 2006. Fee revenues from our individual life insurance business increased $17.6 million primarily due to growth in our fee-based universal and variable universal life insurance business.

Net investment income increased $3.9 million, or 2%, to $175.0 million for the three months ended September 30, 2007, from $171.1 million for the three months ended September 30, 2006. The increase primarily relates to a $212.8 million, or 2%, increase in average invested assets and cash, primarily due to growth in our individual life insurance and specialty benefits businesses, which was partially offset by lower assets resulting from lower capital requirements. The average annualized yield on invested assets and cash was 6.4% for both the three months ended September 30, 2007 and 2006.

Benefits, claims and settlement expenses increased $28.4 million, or 4%, to $748.3 million for the three months ended September 30, 2007, from $719.9 million for the three months ended September 30, 2006. Specialty benefits insurance benefits, claims and settlement expenses increased $28.8 million due to a combination of growth in the business and a slight increase in the division-wide loss ratio that was driven primarily by unfavorable group disability claims experience.

Dividends to policyholders increased $0.7 million, or 1%, to $73.3 million for the three months ended September 30, 2007, from $72.6 million for the three months ended September 30, 2006. The increase is primarily related to a 2007 dividend scale change for our individual life insurance business.

Operating expenses increased $12.6 million, or 5%, to $280.4 million for the three months ended September 30, 2007, from $267.8 million for the three months ended September 30, 2006. Individual life insurance operating expenses increased $19.5 million, primarily related to higher DPAC amortization largely due to favorable unlocking in 2006 and due to higher non-deferrable sales-related expenses in 2007. In addition, there was a $3.7 million increase in specialty benefits insurance operating expenses due to growth in the business. Partially offsetting these increases was a $10.6 million decrease in the health insurance division due to staff and other reductions associated with the reduction in business.

Income taxes decreased $4.9 million, or 12%, to $36.2 million for the three months ended September 30, 2007, from $41.1 million for the three months ended September 30, 2006. The effective income tax rate for the segment was 33% for both the three months ended September 30, 2007 and 2006. The effective income tax rates for the three months ended September 30, 2007 and 2006 were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

As a result of the foregoing factors, operating earnings decreased $8.6 million, or 10%, to $73.4 million for the three months ended September 30, 2007, from $82.0 million for the three months ended September 30, 2006.

Net realized/unrealized capital gains, as adjusted, decreased $0.1 million, or 11%, to $0.8 million for the three months ended September 30, 2007, from $0.9 million for the three months ended September 30, 2006. The decrease was primarily due to higher DPAC amortization partially offset by higher mark to market gains on derivative activities.

As a result of the foregoing factors, net income available to common stockholders decreased $8.7 million, or 10%, to $74.2 million for the three months ended September 30, 2007, from $82.9 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Premiums and other considerations increased $79.2 million, or 3%, to $2,757.8 million for the nine months ended September 30, 2007, from $2,678.6 million for the nine months ended September 30, 2006. Specialty benefits insurance premiums increased $113.2 million due to solid sales and retention. Partially offsetting this increase was a $17.2 million decrease in the individual life insurance division related to the shift in marketing focus from traditional life insurance products to universal and variable universal life insurance products. In addition, a $16.8 million decrease in the health insurance business resulted from a decrease in average covered medical members offset in part by an increase in premium per member.

Fees and other revenues increased $31.2 million, or 9%, to $362.7 million for the nine months ended September 30, 2007, from $331.5 million for the nine months ended September 30, 2006. Fee revenues from our individual life insurance business increased $38.8 million primarily due to growth in our fee-based universal and variable universal life insurance business. Partially offsetting this increase was a $4.9 million decrease in fee revenues from our health insurance business, primarily due to a decrease in fee-for-service medical members.

Net investment income decreased $1.0 million to $515.0 million for the nine months ended September 30, 2007, from $516.0 million for the nine months ended September 30, 2006. The decrease primarily relates to a $55.0 million, or 1%, decrease in average invested assets and cash primarily due to lower assets resulting from lower capital requirements, partially offset by growth in our individual life insurance and specialty benefits businesses. The average annualized yield on invested assets and cash was 6.3% for both the nine months ended September 30, 2007 and 2006.

Benefits, claims and settlement expenses increased $156.2 million, or 7%, to $2,308.0 million for the nine months ended September 30, 2007, from $2,151.8 million for the nine months ended September 30, 2006. Specialty benefits insurance benefits, claims and settlement expenses increased $103.6 million due to a combination of growth in the business; unfavorable group disability claims experience; and higher, yet normal, loss ratios in the other specialty benefits’ lines of business. Health insurance benefits, claims and settlement expenses increased $42.5 million, primarily due to higher claims costs per member and unfavorable prior year claim development, which were partially offset by a decrease in average covered medical members.

Dividends to policyholders increased $2.4 million, or 1%, to $219.9 million for the nine months ended September 30, 2007, from $217.5 million for the nine months ended September 30, 2006. The increase is primarily related to a 2007 dividend scale change for our individual life insurance business.

Operating expenses increased $12.3 million or 1% to $841.5 million for the nine months ended September 30, 2007, from $829.2 million for the nine months ended September 30, 2006. Individual life insurance operating expenses increased $24.9 million, primarily related to higher DPAC amortization largely due to favorable unlocking in 2006 and due to higher non-deferrable sales-related expenses. In addition, there was a $12.3 million increase in specialty benefits insurance operating expenses due to growth in the business. Partially offsetting the increases was a $24.9 million decrease in health insurance operating expenses, primarily due to staff and other reductions associated with the decline in both the fee-for-service and medical businesses, as well as lower premium taxes related to a lower effective premium tax rate.

Income taxes decreased $22.9 million, or 21%, to $87.1 million for the nine months ended September 30, 2007, from $110.0 million for the nine months ended September 30, 2006. The effective income tax rates for the segment were 33% and 34% for the nine months ended September 30, 2007 and 2006, respectively. The effective income tax rates for the nine months ended September 30, 2007 and 2006 were lower than the corporate income tax rate of 35% primarily due to the interest exclusion from taxable income and income tax deductions allowed for corporate dividends received.

As a result of the foregoing factors, operating earnings decreased $38.6 million, or 18%, to $179.0 million for the nine months ended September 30, 2007, from $217.6 million for the nine months ended September 30, 2006.

Net realized/unrealized capital losses, as adjusted, decreased $1.0 million, or 24%, to $3.1 million for the nine months ended September 30, 2007, from $4.1 million for the nine months ended September 30, 2006. The decrease was primarily due to gains versus losses on the mark to market of derivative activities and fewer losses on certain fixed maturity securities for which we determined that we did not have the ability or intent to hold partially offset by higher DPAC amortization.

As a result of the foregoing factors, net income available to common stockholders decreased $37.6 million, or 18%, to $175.9 million for the nine months ended September 30, 2007, from $213.5 million for the nine months ended September 30, 2006.

Corporate and Other Segment

Corporate and Other Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate and Other segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)
Operating Earnings Data:
Operating revenues:
Total operating revenues	$(7.2)	$(7.6)	$(6.4)	$(13.5)
Expenses:
Total expenses	5.9	(3.1)	14.7	(6.5)
Operating loss before income taxes	(13.1)	(4.5)	(21.1)	(7.0)
Income taxes benefits	(9.6)	(4.8)	(27.1)	(10.9)
Preferred stock dividends	8.2	8.2	24.7	24.7
Operating loss	(11.7)	(7.9)	(18.7)	(20.8)
Net realized/unrealized capital gains (losses), as adjusted	(0.3)	6.9	26.3	32.3
Other after-tax adjustments	(21.2)	—	(21.2)	18.8

U.S. GAAP Reported:
Net income (loss) available to common stockholders	$(33.2)	$(1.0)	$(13.6)	$30.3

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total operating revenues increased $0.4 million, or 5%, to negative $7.2 million for the three months ended September 30, 2007, from negative $7.6 million for the three months ended September 30, 2006. Net investment income increased $4.5 million primarily due to an increase in average invested assets for the segment, as well as an increase in annualized investment yields. Partially offsetting the increase in total revenues was a $3.1 million increase in inter-segment eliminations included in this segment, which is offset by a corresponding change in total expenses.

Total expenses increased $9.0 million to $5.9 million for the three months ended September 30, 2007, from a negative $3.1 million for the three months ended September 30, 2006. The increase in total expenses was primarily the result of a $9.4 million increase in interest expense largely related to the issuance of corporate debt in the fourth quarter of 2006. In addition, the increase was due to an $8.0 million increase in interest related to federal income tax audit activities. Partially offsetting the increase in total expenses was a $4.1 million decrease in corporate funded initiatives as well as a $3.1 million increase in inter-segment eliminations included in this segment, which is offset by a corresponding change in total revenues.

Income tax benefits increased $4.8 million to $9.6 million for the three months ended September 30, 2007, from $4.8 million for the three months ended September 30, 2006. The increase was primarily due to an increase in operating loss before income taxes.

As a result of the foregoing factors, operating loss increased $3.8 million, or 48%, to $11.7 million for the three months ended September 30, 2007, from $7.9 million for the three months ended September 30, 2006.

Net realized/unrealized capital losses, as adjusted, increased $7.2 million to $0.3 million for the three months ended September 30, 2007, from $6.9 million of net realized/unrealized capital gains for the three months ended September 30, 2006. The increase was due to lower gains on sales of invested assets.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net loss available to common stockholders increased $32.2 million to $33.2 million for the three months ended September 30, 2007, from $1.0 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, net loss included the negative effect of other after-tax adjustments totaling $21.2 million due to tax refinements related to prior years.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total operating revenues increased $7.1 million, or 53%, to negative $6.4 million for the nine months ended September 30, 2007, from a negative $13.5 million for the nine months ended September 30, 2006. Net investment income increased $14.9 million, primarily due to an increase in average annualized investment yields driven by the joint venture real estate portfolio. This amount also includes the negative impact of increased investment expenses related to a significant variable interest in a synthetic fuel production facility, which largely corresponds to a decrease in income taxes due to increased estimated synthetic fuel tax credits. In addition, total revenues decreased $6.6 million due to an increase in inter-segment eliminations included in this segment, which is offset by a corresponding change in total expenses.

Total expenses increased $21.2 million to $14.7 million for the nine months ended September 30, 2007, from a negative $6.5 million for the nine months ended September 30, 2006. The increase in total expenses was primarily the result of a $22.9 million increase in interest expense largely related to the issuance of corporate debt in the fourth quarter of 2006. In addition, the increase was due to a $10.0 million increase in interest related to federal income tax audit activities. Partially offsetting the increase in total expenses was a $4.8 million decrease in corporate funded initiatives as well as a $6.6 million increase in inter-segment eliminations included in this segment, which is offset by a corresponding change in total revenues.

Income tax benefits increased $16.2 million to $27.1 million for the nine months ended September 30, 2007, from $10.9 million for the nine months ended September 30, 2006. The increase was due to an increase in estimated synthetic fuel tax credits as well as an increase in operating loss before income taxes.

As a result of the foregoing factors, operating loss decreased $2.1 million, or 10%, to $18.7 million for the nine months ended September 30, 2007, from $20.8 million for the nine months ended September 30, 2006.

Net realized/unrealized capital gains, as adjusted, decreased $6.0 million, or 19%, to $26.3 million for the nine months ended September 30, 2007, from $32.3 million for the nine months ended September 30, 2006. The decrease was primarily due to lower gains on sales of invested assets largely due to lower gains on the sale of an equity method investment. Partially offsetting this decrease was the recovery of a previously impaired fixed maturity security and fewer other than temporary declines in value of certain fixed maturity securities compared to the prior year.

As a result of the foregoing factors and the inclusion of other after-tax adjustments, net loss available to common stockholders increased $43.9 million to $13.6 million for the nine months ended September 30, 2007, from $30.3 million of net income available to common stockholders for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net loss included the negative effect of other after-tax adjustments totaling $21.2 million due to tax refinements related to prior years. For the nine months ended September 30, 2006, net income included the positive effect of other after-tax adjustments totaling $18.8 million related to a favorable court ruling on a contested IRS issue for 1991 and later years.

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

On May 22, 2007, Principal Life declared a common stock dividend to its parent company of up to $450.0 million, the entire amount of which was paid in June 2007.

Shelf Registration

Registration Statement. Although we generate adequate cash flow to meet the needs of our normal operations, periodically the need may arise to issue debt to fund internal expansion, acquisitions, investment opportunities and retirement of existing debt and equity. We filed a shelf registration statement with the SEC, which became effective on June 30, 2004. The shelf registration provides us the ability to issue on a cumulative basis up to $3.0 billion worth of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts. If we issue additional securities, we intend to use the proceeds from the sale of the securities for general corporate purposes, including working capital, capital expenditures, investments in subsidiaries, share repurchase, acquisitions and refinancing of debt, including commercial paper and other short-term indebtedness. Principal Financial Services, Inc. unconditionally guarantees our obligations with respect to one or more series of debt securities described in the shelf registration statement. As of September 30, 2007, we have the ability to issue up to $1.85 billion of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of PFG and trust preferred securities of three subsidiary trusts, under the shelf registration.

Senior Note Issuance. During the fourth quarter 2006, we issued $600.0 million of senior notes from our shelf registration, for net proceeds of $597.5 million. The notes bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15, and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds was used to fund the acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes.

Preferred Stock Dividend Restrictions and Payments. The certificates of designations for the preferred stock restrict the declaration of preferred dividends if we fail to meet specified capital adequacy, net income or stockholders’ equity levels. As of September 30, 2007, we have no preferred dividend restrictions.

As of September 30, 2007, we paid dividends of $24.7 million related to dividends declared in fourth quarter 2006 and first and second quarter 2007 on our Series A and Series B non-cumulative perpetual preferred stock. On August 21, 2007, we declared an $8.2 million dividend which was paid on October 1, 2007.

On October 29, 2007, our Board of Directors declared a preferred stock dividend of approximately $8.2 million, to stockholders of record as of December 13, 2007. The preferred stock dividend is expected to be paid on December 31, 2007.

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

On May 22, 2007, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. As of September 30, 2007, we repurchased 3.2 million shares in the open market at an aggregate cost of $180.0 million under this program.

In November 2006, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. This program was completed in July 2007. Under this program, we acquired 4.2 million shares in the open market at an aggregate cost of $250.0 million.

International Asset Management and Accumulation Operations

Our Brazilian, Chilean, Mexican, and Hong Kong operations produced positive cash flow from operations for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, our Brazilian, Chilean, Hong Kong, Mexican, and Indian operations produced positive cash flow from operations. These cash flows have been historically maintained at the local country level for strategic expansion purposes and local capital requirements. Our international operations may require infusions of capital primarily to fund acquisitions, and to a lesser extent, to meet the cash flow and capital requirements of certain operations. Our capital funding of these operations is consistent with our long-term strategy to establish viable companies that can sustain future growth from internally generated sources. Based on reviews of our current capital needs and strategic opportunities within our foreign operations, we are able to meet our capital needs.

Sources and Uses of Cash of Consolidated Operations

Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to our discontinued operations, which were as follows:

	For the nine months ended September 30,
	2007	2006
	(in millions)
Cash flows attributable to discontinued operations:
Net cash provided by operating activities	$—	$1.4
Net cash used in investing activities	—	(0.9)
Net cash provided by discontinued operations	$—	$0.5

Net cash provided by operating activities was $3,045.3 million and $2,049.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash provided by operations was primarily related to fluctuations in operational receivables and payables.

Net cash used in investing activities was $2,833.2 million and $2,794.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash used in investing activities between periods was primarily related to an increase in net purchases of mortgage loans and real estate as well as an additional contribution in 2007 to an equity method investment with no corresponding activity in 2006. This increase was partially offset by a reduction in net purchases of available for sale securities.

Net cash provided by financing activities was $755.8 million and $498.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash provided by financing activities is primarily due to an increase in bank deposits, a reduction in the repayments of short term borrowings as well as a reduction in treasury stock acquired in 2007, compared to 2006. Partially offsetting these increases was a reduction in net cash flows of investment contracts.

On October 29, 2007, our Board of Directors declared an annual common stock dividend of approximately $235.5 million, equal to $0.90 per share, payable on December 7, 2007, to common stockholders of record as of November 16, 2007.

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

	For the nine months ended September 30,		For the year ended December 31,
	2007	2006	2006	2005	2004
Ratio of earnings to fixed charges before interest credited on investment products	9.2	10.9	10.2	11.1	9.5
Ratio of earnings to fixed charges	2.2	2.2	2.2	2.1	2.0

Contractual Obligations and Commercial Commitments

As of September 30, 2007, there have been no significant changes to contractual obligations and commitments since December 31, 2006.

Short-Term Debt

As of September 30, 2007, we had credit facilities with various financial institutions in an aggregate amount of $826.9 million. As of September 30, 2007 we had $56.7 million of outstanding borrowings related to our credit facilities with $33.1 million of assets pledged as support, compared to $84.1 million of outstanding borrowings at December 31, 2006 with $74.5 million of assets pledged as support. Assets pledged consisted primarily of commercial mortgages and securities. Our credit facilities also include a $600.0 million back-stop facility to provide 100% support for our commercial paper program, of which there were no outstanding balances as of September 30, 2007.

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

Investments

We had total consolidated assets as of September 30, 2007, of $155.6 billion, of which $62.9 billion were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets. Of our invested assets, $59.1 billion were held by our U.S. operations and the remaining $3.8 billion were held by our International Asset Management and Accumulation segment.

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

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of September 30, 2007, there are ten members on the Investment Committee, two of whom are members of our Board of Directors. The remaining members are senior management members representing various areas of our company.

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying security, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and a majority of existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are designed to encourage 75% or less loan-to-value ratios and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The weighted average loan-to-value ratio at origination for brick and mortar commercial mortgages in our portfolio was 67% and the debt service coverage ratio at loan inception was 1.6 times as of September 30, 2007.

We have limited exposure to equity risk in our common stock portfolio. Equity securities accounted for only 1% of our U.S. invested assets as of September 30, 2007.

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

Overall Composition of U.S. Invested Assets

U.S. invested assets as of September 30, 2007, were predominantly of high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of U.S. invested assets are fixed maturity securities and commercial mortgages. The remainder is invested in real estate, residential mortgage loans, equity securities and other assets. In addition, policy loans are included in our invested assets. The following discussion analyzes the composition of U.S. invested assets, but excludes invested assets of the participating separate accounts.

U.S. Invested Assets

	September 30, 2007		December 31, 2006
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$28,979.1	49%	$28,772.4	51%
Private	14,774.5	25	13,651.4	24
Equity securities	566.4	1	795.7	1
Mortgage loans:
Commercial	10,502.7	18	10,090.3	18
Residential	1,250.6	3	1,051.6	2
Real estate held for sale	106.4	—	118.2	—
Real estate held for investment	799.0	1	736.6	1
Policy loans	844.3	1	850.7	1
Other investments	1,249.9	2	972.6	2
Total invested assets	59,072.9	100%	57,039.5	100%
Cash and cash equivalents	2,479.8		1,535.8
Total invested assets and cash	$61,552.7		$58,575.3

U.S. Investment Results

The following tables present the yield and investment income, excluding net realized/unrealized gains and losses for our U.S. invested assets. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.9% for the three months ended September 30, 2007, compared to 6.0% for the three months ended September 30, 2006. The annualized yield on U.S. invested assets and on cash and cash equivalents was 5.9% for the nine months ended September 30, 2007, compared to 5.8% for the nine months ended September 30, 2006. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period.

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the three months ended September 30,
	2007		2006
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.2%	$669.2	6.1%	$629.8
Equity securities	3.4	4.8	5.7	11.1
Mortgage loans — commercial	6.5	172.1	6.5	160.1
Mortgage loans — residential	6.4	18.4	5.2	13.8
Real estate	6.7	15.0	7.6	16.5
Policy loans	6.2	13.1	6.1	12.9
Cash and cash equivalents	5.6	29.8	4.5	13.9
Other investments	3.5	10.4	9.1	21.3
Total before investment expenses	6.2	932.8	6.2	879.4
Investment expenses	0.3	37.2	0.2	31.3
Net investment income	5.9%	$895.6	6.0%	$848.1

U.S. Invested Assets
Investment Income Yields by Asset Type

	For the nine months ended September 30,
	2007		2006
	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturity securities	6.0%	$1,947.0	6.0%	$1,841.5
Equity securities	3.0	15.5	6.0	35.2
Mortgage loans — commercial	6.7	516.6	6.6	486.6
Mortgage loans — residential	5.4	46.9	5.0	40.3
Real estate	9.1	60.5	7.9	51.7
Policy loans	6.1	39.0	6.0	37.6
Cash and cash equivalents	5.2	78.9	3.3	36.3
Other investments	5.8	48.2	9.2	56.4
Total before investment expenses	6.1	2,752.6	6.0	2,585.6
Investment expenses	0.2	107.8	0.2	94.5
Net investment income	5.9%	$2,644.8	5.8%	$2,491.1

Fixed Maturity Securities

Fixed maturity securities consist of short-term investments, publicly traded debt securities, privately placed debt securities and redeemable preferred stock, and represented 74% and 75% of total U.S. invested assets as of September 30, 2007, and December 31, 2006, respectively. The fixed maturity securities portfolio was comprised, based on carrying amount, of 66% in publicly traded fixed maturity securities and 34% in privately placed fixed maturity securities as of September 30, 2007, and 68% in publicly traded fixed maturity securities and 32% in privately placed fixed maturity securities as of December 31, 2006. Included in the privately placed category as of September 30, 2007, and December 31, 2006, were $8.3 billion and $7.6 billion, respectively, of securities eligible for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933. Fixed maturity securities were diversified by category of issuer as of September 30, 2007, and December 31, 2006, as shown in the following table:

U.S. Invested Assets
Fixed Maturity Securities by Type of Issuer

	September 30, 2007		December 31, 2006
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
U.S. Government and agencies	$684.0	1%	$551.6	1%
States and political subdivisions	2,020.4	5	1,663.5	4
Non-U.S. governments	417.8	1	420.7	1
Corporate — public	19,549.7	45	19,791.1	47
Corporate — private	11,269.1	26	10,596.5	25
Residential pass-through securities	1,334.8	3	1,557.6	4
Commercial mortgage-backed securities	4,697.2	11	4,499.6	11
Residential collateralized mortgage obligations	969.2	2	940.4	2
Asset-backed securities	2,811.4	6	2,402.8	5
Total fixed maturities	$43,753.6	100%	$42,423.8	100%

We held $9,812.6 million of mortgage-backed and asset-backed securities as of September 30, 2007, and $9,400.4 million as of December 31, 2006.

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

The international exposure in our U.S. fixed maturity securities totaled $9,798.6 million, or 22% of total fixed maturity securities, as of September 30, 2007, comprised of corporate and foreign government fixed maturity securities. Of the $9,798.6 million as of September 30, 2007, investments totaled $2,674.9 million in the continental European Union, $2,546.7 million in the United Kingdom, $1,055.1 million in Asia, $905.0 million in Australia, $630.6 million in South America, $354.3 million in Mexico and $58.8 million in Japan. The remaining $1,573.2 million is invested in 21 other countries. All international fixed maturity securities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturity securities investments to 18% of total statutory general account assets with a 4% limit in emerging markets. Exposure to Canada is not included in our international exposure. As of September 30, 2007, our investments in Canada totaled $1,545.5 million.

The following tables present the amortized cost of our top ten exposures including approved counterparty exposure limits as of September 30, 2007, and December 31, 2006.

September 30, 2007
Amortized cost
(in millions)
Bank of America Corp.(1)	$343.9
MBIA Inc.(2)	301.9
American International Group Inc.(1)	292.9
Royal Bank of Scotland Group PLC(1)	249.4
JP Morgan Chase & Co.(1)	242.9
Citigroup Inc.(1)	239.3
AT&T Inc.	235.7
Deutsche Bank AG(1)	232.0
General Electric Co	226.0
UBS AG(1)	194.9
Total top ten exposures	$2,558.9

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

Our top ten exposures were rated an “A” equivalent or better by the rating agencies as of September 30, 2007, and December 31, 2006. As of September 30, 2007, and December 31, 2006, no individual non-government issuer represented more than 1% of U.S. invested assets. HSBC Holdings PLC is no longer included in our top ten exposures due to the redemption of a $238.0 million investment in January 2007.

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

The Securities Valuation Office (“SVO”) of the National Association of Insurance Commissioners (“NAIC”) evaluates most of the fixed maturity securities that we and other U.S. insurance companies hold. The SVO evaluates the bond investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories. The NAIC designations closely mirror the nationally recognized securities rating organizations’ credit ratings for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated “Baa3” or higher by Moody’s, or “BBB-” or higher by Standard & Poor’s. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated “Ba1” or lower by Moody’s, or “BB+” or lower by Standard & Poor’s. As of September 30, 2007, the percentage, based on estimated fair value, of total publicly traded and privately placed fixed maturity securities that were investment grade with an NAIC designation 1 or 2 was 96%.

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

The following table presents our total fixed maturity securities by NAIC designation and the equivalent ratings of the nationally recognized securities rating organizations as of September 30, 2007, and December 31, 2006, as well as the percentage, based on estimated fair value, that each designation comprises:

U.S. Invested Assets
Fixed Maturity Securities by Credit Quality(1)

		September 30, 2007			December 31, 2006
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	% of total carrying amount	Amortized cost	Carrying amount	% of total carrying amount
		($ in millions)
1	Aaa/Aa/A	$25,207.9	$25,166.2	58%	$23,716.0	$24,231.9	57%
2	Baa	16,590.2	16,742.3	38	15,769.9	16,205.5	38
3	Ba	1,596.2	1,602.5	4	1,586.8	1,657.1	4
4	B	203.5	205.2	—	290.5	302.6	1
5	Caa and lower	29.2	30.7	—	19.1	19.5	—
6	In or near default	6.8	6.7	—	5.5	7.2	—
	Total fixed maturities	$43,633.8	$43,753.6	100%	$41,387.8	$42,423.8	100%

(1)                                 Includes 63 securities with an amortized cost of $922.4 million, gross gains of $19.3 million, gross losses of $11.9 million and a carrying amount of $929.8 million as of September 30, 2007, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturity securities are purchased, legal documents are filed, and the review by the SVO, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

We believe that our long-term fixed maturity securities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturity securities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 7% of cash flow. As of September 30, 2007, we had invested 2.2% of new cash flow for the year in below investment grade assets. While the general account investment returns have improved due to the below investment grade asset class, we manage its growth strategically by limiting it to 10% of the total fixed maturity securities portfolios.

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

The following table shows the carrying amount of our corporate fixed maturity securities by Salomon industry category, as well as the percentage of the total corporate portfolio that each Salomon industry category comprises as of September 30, 2007, and December 31, 2006.

U.S. Invested Assets
Corporate Fixed Maturity Securities by Salomon Industry

	September 30, 2007		December 31, 2006
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Industry class
Finance — Bank	$4,158.9	13%	$3,659.2	12%
Finance — Insurance	2,972.9	10	3,119.1	10
Finance — Other	4,949.8	16	4,792.2	16
Industrial — Consumer	1,169.5	4	1,100.0	4
Industrial — Energy	2,978.3	10	2,683.2	9
Industrial — Manufacturing	5,338.0	17	5,518.4	18
Industrial — Other	179.0	1	105.3	—
Industrial — Service	4,186.2	14	4,462.3	15
Industrial — Transport	945.7	3	836.9	3
Utility — Electric	2,296.7	7	2,417.9	8
Utility — Other	45.8	—	47.6	—
Utility — Telecom	1,598.0	5	1,645.5	5
Total	$30,818.8	100%	$30,387.6	100%

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

The net realized loss relating to other than temporary credit impairments of fixed maturity securities was $0.1 million for the nine months ended September 30, 2007. The single largest other than temporary credit impairment represented less than 0.2% of U.S. fixed maturity securities as of September 30, 2007. Certain fixed maturity securities moved into a loss position during the second quarter of 2007, and we determined that we did not have the ability and intent to hold these securities. As a result, we recognized impairment losses on these securities of $24.5 million, net of recoveries on the subsequent sale, primarily due to a change in interest rates.

For the nine months ended September 30, 2007, we realized $31.4 million of gross losses upon disposal of bonds excluding hedging adjustments. Included in this $31.4 million is $29.7 million related to sales of thirty-eight credit impaired and credit related names. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when we have evidence of a significant deterioration in the issuer’s creditworthiness, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

Due to the credit disruption in third quarter 2007 that led to reduced liquidity and wider credit spreads, we saw an increase in unrealized losses in our securities portfolio. The unrealized losses were more pronounced in structured products such as collateralized debt obligations and asset-backed securities. The following tables present our fixed maturity securities available-for-sale by industry category and the associated gross unrealized gains and losses as of September 30, 2007, and December 31, 2006.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	September 30, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Bank	$4,191.1	$49.3	$111.8	$4,128.6
Finance — Insurance	2,966.1	56.7	50.2	2,972.6
Finance — Other	4,956.9	131.2	138.8	4,949.3
Industrial — Consumer	1,160.4	26.2	17.3	1,169.3
Industrial — Energy	2,879.1	120.5	21.6	2,978.0
Industrial — Manufacturing	5,312.9	114.5	90.1	5,337.3
Industrial — Other	179.2	1.2	1.4	179.0
Industrial — Service	4,117.1	113.4	44.8	4,185.7
Industrial — Transport	924.8	35.7	14.8	945.7
Utility — Electric	2,250.4	70.1	24.2	2,296.3
Utility — Other	41.0	4.8	—	45.8
Utility — Telecom	1,537.4	77.2	16.7	1,597.9
Total corporate securities	30,516.4	800.8	531.7	30,785.5
U.S. Government and agencies	647.6	14.1	0.6	661.1
States and political subdivisions	1,826.7	34.3	9.4	1,851.6
Non-U.S. governments	385.8	33.1	1.1	417.8
Mortgage-backed and other asset-backed securities	9,946.4	155.1	374.9	9,726.6
Total fixed maturity securities, available-for-sale	$43,322.9	$1,037.4	$917.7	$43,442.6

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Industry Category

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Bank	$3,592.1	$78.3	$21.9	$3,648.5
Finance — Insurance	3,057.4	83.0	21.8	3,118.6
Finance — Other	4,661.3	166.9	36.5	4,791.7
Industrial — Consumer	1,082.1	29.1	11.3	1,099.9
Industrial — Energy	2,552.2	145.5	15.7	2,682.0
Industrial — Manufacturing	5,406.1	155.8	44.0	5,517.9
Industrial — Other	104.7	1.3	0.7	105.3
Industrial — Service	4,344.3	143.9	26.9	4,461.3
Industrial — Transport	796.0	46.2	5.3	836.9
Utility — Electric	2,343.5	91.9	17.7	2,417.7
Utility — Other	41.0	6.6	—	47.6
Utility — Telecom	1,569.0	87.6	11.3	1,645.3
Total corporate securities	29,549.7	1,036.1	213.1	30,372.7
U.S. Government and agencies	530.8	0.8	3.8	527.8
States and political subdivisions	1,557.7	45.4	4.9	1,598.2
Non-U.S. governments	384.9	36.1	0.3	420.7
Mortgage-backed and other asset-backed securities	9,165.6	217.4	77.8	9,305.2
Total fixed maturity securities, available-for-sale	$41,188.7	$1,335.8	$299.9	$42,224.6

The total unrealized losses on our fixed maturity securities available-for-sale were $917.7 million and $299.9 million as of September 30, 2007, and December 31, 2006, respectively. Of the $917.7 million in gross unrealized losses as of September 30, 2007, there were $3.4 million in losses attributed to securities scheduled to mature in one year or less, $84.3 million attributed to securities scheduled to mature between one to five years, $199.1 million attributed to securities scheduled to mature between five to ten years, $256.0 million attributed to securities scheduled to mature after ten years, and $374.9 million related to mortgage-backed and other asset-backed securities. The gross unrealized losses as of September 30, 2007 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Financial – Other, Financial — Bank, Industrial — Manufacturing, and Financial— Insurance sectors. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the Mortgage-backed and other asset-backed securities, Industrial — Manufacturing, Financial — Other, and Industrial — Services sectors.

The following tables present our fixed maturity securities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses as of September 30, 2007, and December 31, 2006.

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	September 30, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$27,530.1	$629.1	$449.5	$27,709.7
Private	13,957.8	348.1	417.4	13,888.5
Below investment grade:
Public	1,035.5	28.0	42.0	1,021.5
Private	799.5	32.2	8.8	822.9
Total fixed maturity securities, available-for-sale	$43,322.9	$1,037.4	$917.7	$43,442.6

U.S. Invested Assets
Fixed Maturity Securities Available-for-Sale by Quality

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$26,995.7	$770.7	$201.5	$27,564.9
Private	12,292.4	469.5	87.3	12,674.6
Below investment grade:
Public	1,070.5	44.2	6.0	1,108.7
Private	830.1	51.4	5.1	876.4
Total fixed maturity securities, available-for-sale	$41,188.7	$1,335.8	$299.9	$42,224.6

U.S. Invested Assets
Unrealized Losses on Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	September 30, 2007
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$2,419.1	$78.3	$1,805.8	$102.9	$4,224.9	$181.2
Greater than three to six months	2,618.0	76.7	1,980.6	114.3	4,598.6	191.0
Greater than six to nine months	1,271.1	59.7	852.1	80.2	2,123.2	139.9
Greater than nine to twelve months	872.3	32.1	350.5	15.9	1,222.8	48.0
Greater than twelve to twenty-four months	1,836.9	78.1	763.5	40.7	2,600.4	118.8
Greater than twenty-four to thirty-six months	3,933.3	110.9	1,351.4	51.4	5,284.7	162.3
Greater than thirty-six months	413.5	13.7	315.9	12.0	729.4	25.7
Total fixed maturities, available-for-sale	$13,364.2	$449.5	$7,419.8	$417.4	$20,784.0	$866.9

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

U.S. Invested Assets
Unrealized Losses on Below Investment Grade Fixed Maturity Securities
Available-for-Sale by Aging Category

	September 30, 2007
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$85.2	$1.7	$141.6	$2.4	$226.8	$4.1
Greater than three to six months	118.2	17.5	86.6	2.5	204.8	20.0
Greater than six to nine months	93.4	7.6	4.1	0.4	97.5	8.0
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve to twenty-four months	71.5	7.7	40.4	0.9	111.9	8.6
Greater than twenty-four to thirty-six months	121.6	7.5	43.9	1.6	165.5	9.1
Greater than thirty-six months	—	—	19.7	1.0	19.7	1.0
Total fixed maturities, available-for-sale	$489.9	$42.0	$336.3	$8.8	$826.2	$50.8

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

Of total gross unrealized losses as of September 30, 2007, and December 31, 2006, $866.9 million and $288.8 million were related to investment grade securities, respectively. Gross unrealized losses related to below investment grade securities were $50.8 million and $11.1 million as of September 30, 2007, and December 31, 2006, respectively.

The following tables present the carrying amount and gross unrealized losses on fixed maturity securities available-for-sale, where the estimated fair value has declined and remained below amortized cost by 20% or more as of September 30, 2007, and December 31, 2006.

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities
Available-for-Sale by Aging Category

	September 30, 2007
	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$288.8	$170.5	$288.8	$170.5
Greater than three to six months	1.8	2.8	0.5	0.3	2.3	3.1
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$1.8	$2.8	$289.3	$170.8	$291.1	$173.6

U.S. Invested Assets
Unrealized Losses on Fixed Maturity Securities Available-for-Sale by Aging Category

December 31, 2006

	Problem, potential problem, and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$0.7	$0.2	$0.7	$0.2
Greater than three to six months	—	—	0.3	0.2	0.3	0.2
Greater than six to nine months	—	—	—	—	—	—
Greater than nine to twelve months	—	—	—	—	—	—
Greater than twelve months	—	—	—	—	—	—
Total fixed maturity securities, available-for-sale	$—	$—	$1.0	$0.4	$1.0	$0.4

Gross unrealized losses on fixed maturity securities where the estimated fair value has been 20% or more below amortized cost were $173.6 million as of September 30, 2007, and $0.4 million as of December 31, 2006. Gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” were $2.8 million as of September 30, 2007, and there were no gross unrealized losses attributed to those securities considered to be “problem”, “potential problem” or “restructured” as of December 31, 2006.

The following table presents the total carrying amount of our fixed maturity portfolio, as well as its problem, potential problem and restructured fixed maturities for the periods indicated:

U.S. Invested Assets
Problem, Potential Problem and Restructured Fixed Maturities at Carrying Amount

	September 30, 2007	December 31, 2006
	($ in millions)
Total fixed maturity securities (public and private)	$43,753.6	$42,423.8
Problem fixed maturity securities	$3.5	$3.5
Potential problem fixed maturity securities	1.8	2.2
Restructured fixed maturity securities	9.0	11.2
Total problem, potential problem and restructured fixed maturity securities	$14.3	$16.9
Total problem, potential problem and restructured fixed maturity securities as a percent of total fixed maturity securities	.03%	.04%

Mortgage Loans

Mortgage loans consist primarily of commercial mortgage loans on real estate. At September 30, 2007, commercial mortgage loans aggregated to $10,502.7 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method, and net of valuation allowances. Commercial mortgage loans held for sale are carried at the lower of cost or fair value, less cost to sell, and reported as mortgage loans in the statements of financial position.

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

Credit extensions in the state of California accounted for 19% of our commercial mortgage loan portfolio as of September 30, 2007. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

Our commercial loan portfolio is highly diversified by borrower. As of September 30, 2007, 35% of the U.S. commercial mortgage loan portfolio was comprised of mortgage loans with principal balances of less than $10.0 million. The total number of commercial mortgage loans outstanding as of September 30, 2007, and December 31, 2006 was 1,273 and 1,262, respectively. The average loan size of our commercial mortgage portfolio was $8.3 million as of September 30, 2007.

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

The determination of the calculation and the adequacy of the mortgage loan loss provision based on past experience and mortgage impairments are subjective. Our periodic evaluation and assessment of the adequacy of the provision for losses and the need for mortgage impairments is based on known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions, loss experience and other relevant factors. The current portfolio statistics and past loss experience produced a provision for the Principal Life general account totaling $32.7 million. The evaluation of our impaired loan component of the allowance is subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans. Our financial position is sensitive to changes in estimated cash flows from mortgages, the value of the collateral, and changes in the economic environment in general. The valuation allowance increased by $2.7 million for the nine months ended September 30, 2007, and decreased by $1.0 million for the year ended December 31, 2006.

The following table represents our commercial mortgage valuation allowance for the periods indicated:

U.S. Invested Assets
Commercial Mortgage Valuation Allowance

	September 30, 2007	December 31, 2006
	($ in millions)
Beginning balance	$32.2	$33.2
Provision	2.7	1.3
Release	—	(2.3)
Ending balance	$34.9	$32.2
Valuation allowance as % of carrying value before reserves	.33%	.32%

The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the periods indicated:

U.S. Invested Assets

Problem, Potential Problem and Restructured Commercial Mortgages at Carrying Amount

	September 30, 2007	December 31, 2006
	($ in millions)
Total commercial mortgages	$10,502.7	$10,090.3
Problem commercial mortgages(1)	$10.6	$10.7
Potential problem commercial mortgages	27.8	9.1
Restructured commercial mortgages	6.8	6.8
Total problem, potential problem and restructured commercial mortgages	$45.2	$26.6
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	.43%	.26%

(1)                                 There are no loans in foreclosure as of September 30, 2007. Problem commercial mortgages includes one mortgage loan in foreclosure of $10.6 million as of December 31, 2006.

Equity Real Estate

We hold commercial equity real estate as part of our investment portfolio. As of September 30, 2007, and December 31, 2006, the carrying amount of equity real estate investment was $905.4 million and $854.8 million, or 1% of U.S. invested assets. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans, and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $799.0 million as of September 30, 2007, and $736.6 million as of December 31, 2006. The carrying value of real estate held for investment is generally adjusted for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as realized investment losses and accordingly, are reflected in our consolidated results of operations. For the nine months ended September 30, 2007 and for the year ended December 31, 2006, there were no such impairment adjustments.

The carrying amount of real estate held for sale as of September 30, 2007, and December 31, 2006, was $106.4 million and $118.2 million, net of valuation allowances of $4.7 million for both periods. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country with larger concentrations in the South Atlantic, West South Central, and Pacific regions of the United States as of September 30, 2007. By property type, there is a concentration in industrial sites and office buildings that represented approximately 57% of the equity real estate portfolio as of September 30, 2007.

Other Investments

Our other investments totaled $1,249.9 million as of September 30, 2007, compared to $972.6 million as of December 31, 2006. Derivatives accounted for $971.7 million in other investments as of September 30, 2007. The remaining invested assets include equity method investments, which include properties owned jointly with venture partners and operated by the partners.

International Investment Operations

As of September 30, 2007, our international investment operations consist of the investments of Principal International comprised of $3.8 billion in invested assets. Principal Global Investors advises each Principal International affiliate on investment policies and strategies that are consistent with the products they offer. Due to the regulatory constraints in each country, each company maintains its own investment policies.

Overall Composition of International Invested Assets

As shown in the following table, the major categories of international invested assets as of September 30, 2007, and December 31, 2006, were fixed maturity securities, other investments, and residential mortgage loans:

International Invested Assets

	September 30, 2007		December 31, 2006
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturity securities:
Public	$2,600.3	68%	$2,303.1	69%
Equity securities	57.9	2	51.9	2
Mortgage loans:
Residential	537.5	14	522.0	16
Real estate held for investment	2.8	—	12.2	—
Other investments	629.8	16	438.1	13
Total invested assets	3,828.3	100%	3,327.3	100%
Cash and cash equivalents	78.9		55.0
Total invested assets and cash	$3,907.2		$3,382.3

Our other investments totaled $629.8 million as of September 30, 2007, compared to $438.1 million as of December 31, 2006. Investment in equity method subsidiaries and direct financing leases accounted for $402.9 million and $194.5 million, respectively, of other investments as of September 30, 2007. Investment in equity method subsidiaries and direct financing leases accounted for $262.7 million and $150.0 million, respectively, of other investments as of December 31, 2006. The remaining invested assets as of September 30, 2007, and December 31, 2006, are primarily related to seed money.

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

As of September 30, 2007, the difference between the asset and liability durations on our primary duration managed portfolio was +0.11. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. Our goal is to minimize the duration gap. Currently, our guidelines indicate that total duration gaps between the asset and liability portfolios should be within +/-0.25. The value of the assets in this portfolio was $33,204.3 million as of September 30, 2007.

Duration-Monitored. For products such as whole life insurance and term life insurance that are less sensitive to interest rate risk, and for other products such as individual fixed deferred annuities, we manage interest rate risk based on a modeling process that considers the target average life, maturities, crediting rates and assumptions of policyholder behavior. As of September 30, 2007, the difference between the asset and liability durations on these portfolios was +0.20. This duration gap indicates that, as of this date, the sensitivity of the fair value of our assets to interest rate movements is greater than that of the fair value of our liabilities. We attempt to monitor this duration gap consistent with our overall risk/reward tolerances. The value of the assets in these portfolios was $17,053.9 million as of September 30, 2007.

Non Duration-Managed. We also have a block of participating general account pension business that passes most of the actual investment performance of the assets to the customer. The investment strategy of this block is to maximize investment return to the customer on a “best efforts” basis, and there is little or no attempt to manage the duration of this portfolio since there is little or no interest rate risk. The value of the assets in these portfolios was $5,132.8 million as of September 30, 2007.

Using the assumptions and data in effect as of September 30, 2007, we estimate that a 100 basis point immediate, parallel increase in interest rates decreases the net fair value of our portfolio by approximately $70.9 million. The following table details the estimated changes by risk management strategy. The table also gives the weighted-average duration of the asset portfolio for each category, and the net duration gap (i.e. the weighted-average difference between the asset and liability durations).

	September 30, 2007
Risk Management Strategy	Value of total assets	Duration of assets	Net duration gap	Net fair value change
	(in millions)			(in millions)
Primary duration-managed	$33,204.3	3.58	0.11	$(36.5)
Duration-monitored	17,053.9	4.78	0.20	(34.4)
Non duration-managed	5,132.8	4.25	N/A	N/A
Total	$55,391.0			$(70.9)

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

Debt Issued and Outstanding. As of September 30, 2007, the aggregate fair value of long-term debt was $1,554.3 million. A 100 basis point immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $110.5 million. Debt is not recorded at fair value on the statement of financial position.

	September 30, 2007
	Fair value (no accrued interest)
	-100 basis point change	No change	+100 basis point change
	(in millions)
8.2% notes payable, due 2009	$500.1	$490.8	$483.2
3.31% notes payable, due 2011	59.2	57.0	54.9
3.63% notes payable, due 2011	48.9	47.1	45.4
6.05% notes payable, due 2036	668.0	580.9	510.2
8% surplus notes payable, due 2044	113.8	105.3	96.5
Non-recourse mortgages and notes payable	240.4	239.0	235.2
Other mortgages and notes payable	34.4	34.2	33.7
Total long-term debt	$1,664.8	$1,554.3	$1,459.1

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

We estimate that as of September 30, 2007, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturity securities is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities as of September 30, 2007, was $4,255.9 million. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturity securities as of September 30, 2007, was $1,957.6 million.

With regard to our international operations, we attempt to do as much of our business as possible in the functional currency of the country of operation. At times, however, we are unable to do so, and in these cases, we use foreign exchange derivatives to economically hedge the resulting risks. As of September 30, 2007, our operations in Chile had currency swaps with a notional amount of $24.1 million that are used to swap cash flows on U.S. dollar-denominated bonds to a local currency. Chile also utilized currency forwards with a notional amount of $110.4 million in order to mitigate currency exposure related to bonds denominated in currencies other than Chilean pesos.

Additionally, we may take measures to hedge our net equity investments in our foreign subsidiaries from currency risks. Currently, there are no outstanding net equity investment hedges.

Equity Risk

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in a particular common stock. As of September 30, 2007, the fair value of our equity securities was $624.3 million. A 10% decline in the value of the equity securities would result in an unrealized loss of $62.4 million. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event.

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

We have credit exposure through credit default swaps with a notional amount of $235.0 million as of September 30, 2007, by investing $235.0 million in various tranches of synthetic collateralized debt obligations. In addition, we invested in credit default swaps creating replicated assets with a notional amount of $914.4 million as of September 30, 2007.

Derivative Summary

Notional amounts are used to express the extent of our involvement in derivative transactions and represent a standard measurement of the volume of our derivative activity. Notional amount is not a quantification of market risk or credit risk and it may not necessarily be recorded on the statement of financial position. Notional amounts represent those amounts used to calculate contractual flows to be exchanged and are not paid or received, except for contracts such as currency swaps. Actual credit exposure represents the amount owed to us under derivative contracts as of the valuation date. The following tables present our position in, and credit exposure to, derivative financial instruments as of September 30, 2007, and December 31, 2006.

Derivative Financial Instruments — Notional Amounts

	September 30, 2007		December 31, 2006
	Notional amount	% of total	Notional amount	% of total
	($ in millions)
Interest rate swaps	$16,536.8	60%	$12,365.5	55%
Foreign currency swaps	6,237.6	23	5,331.1	24
Embedded derivative financial instruments	1,967.3	7	1,679.4	8
Credit default swaps	1,149.4	4	1,550.9	7
Options	586.8	2	335.0	1
Swaptions	567.4	2	643.4	3
Currency forwards	411.5	2	342.7	2
Futures	50.2	—	55.0	—
Commodity swaps	40.0	—	20.0	—
Interest rate lock commitments	—	—	8.8	—
Total	$27,547.0	100%	$22,331.8	100%

Derivative Financial Instruments — Credit Exposures

	September 30, 2007		December 31, 2006
	Credit exposure	% of total	Credit exposure	% of total
	($ in millions)
Foreign currency swaps	$783.0	75%	$564.6	75%
Interest rate swaps	200.0	19	132.8	18
Options	46.1	4	31.0	4
Credit default swaps	6.8	1	15.7	2
Currency forwards	5.3	1	7.6	1
Commodity swaps	0.4	—	0.7	—
Total credit exposure	1,041.6	100%	752.4	100%
Less: Collateral received	(379.7)		(197.5)
Total	$661.9		$554.9

The following table shows the interest rate sensitivity of our derivatives measured in terms of fair value. These exposures will change as a result of ongoing portfolio and risk management activities.

	September 30, 2007
				Fair value (no accrued interest)
	Notional amount	Weighted average term (years)		-100 basis point change	No change	+100 basis point change
	($ in millions)
Interest rate swaps	$16,536.8	6.52	(1)	$(102.4)	$81.9	$254.5
Swaptions	567.4	6.30	(2)	(40.6)	(18.3)	(6.8)
Futures	20.0	0.17	(3)	(1.3)	(0.2)	1.0
Options	21.0	0.86	(4)	0.1	0.2	0.2
Total	$17,145.2			$(144.2)	$63.6	$248.9

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

Effects of Inflation

We do not believe that inflation, in the United States or in the other countries in which we operate, has had a material effect on our consolidated operations over the past five years; however, in the future we may be materially affected by inflation.

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

Our Chief Executive Officer, J. Barry Griswell, and our Chief Financial Officer, Michael H. Gersie, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2007, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the amount of our common share purchase activity for the periods indicated:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions) (2)(3)
January 1, 2007 — January 31, 2007	530,243	$59.80	530,243	$218.3
February 1, 2007 — February 28, 2007	523,900	$62.86	523,900	$185.4
March 1, 2007 — March 31, 2007	687,786	$60.40	588,131	$150.0
April 1, 2007 — April 30, 2007	588	$60.23	—	$150.0
May 1, 2007 — May 31, 2007	152,398	$61.10	152,000	$390.7
June 1, 2007 — June 30, 2007	1,823,253	$59.55	1,822,600	$282.2
July 1, 2007 — July 31, 2007	545,533	$59.01	545,343	$250.0
August 1, 2007 — August 31, 2007	1,806,169	$55.37	1,806,000	$150.0
September 1, 2007 — September 30, 2007	1,416,961	$56.43	1,416,961	$70.0
Total	7,486,831		7,385,178

(1)                                 The number of shares includes shares of common stock utilized to execute certain stock incentive awards in 2007: 99,655 shares in March, 588 shares in April, 398 shares in May, 653 shares in June, 190 shares in July, and 169 shares in August.

(2)                                 On November 28, 2006, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. This program was completed in July 2007. Under this program, we acquired 4.2 million shares in the open market at an aggregate cost of $250.0 million.

(3)                                 On May 22, 2007, our Board of Directors authorized a repurchase program of up to $250.0 million of our outstanding common stock. As of September 30, 2007, we repurchased 3.2 million shares in the open market at an aggregate cost of $180.0 million under this program.

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

PRINCIPAL FINANCIAL GROUP, INC.

Dated: October 31, 2007	By	/s/ Michael H. Gersie
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